Form 10-Q
period 1995-03-31
BARNWELL INDUSTRIES INC
filed 1995-05-12
CIK 10048

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



            X          Quarterly Report Pursuant to Section 13 or 15(d) of the
          -----
                         Securities Exchange Act of 1934
                         for the Quarterly Period Ended March 31, 1995

                       Transition Report Pursuant to Section 13 or 15(d) of the
          -------
                         Securities Exchange Act of 1934

                         Commission File Number 1-5103

                         BARNWELL   INDUSTRIES,   INC.
             (Exact name of registrant as specified in its charter)

      DELAWARE                                         72-0496921
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                    Identification No.)


              1100 Alakea Street, Suite 2900, Honolulu, Hawaii 96813
             (Address of principal executive offices)     (Zip code)
                                (808)  531-8400
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                            Yes     X       No
                                ---------      -----


As of May 11, 1995 there were 1,322,052 shares of common stock, par value $0.50, outstanding.


                           BARNWELL INDUSTRIES, INC.
                           -------------------------

                                AND SUBSIDIARIES
                                ----------------

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------

                                                           March 31,              September 30,
ASSETS                                                        1995                     1994
- - - - - - ------

                                                          (Unaudited)           (See Note A below)
CURRENT ASSETS:
 Cash                                                 $     2,596,000         $     4,198,000
 Trading securities                                           182,000                 948,000
 Accounts receivable                                        3,184,000               2,719,000
 Other current assets                                       1,079,000                 828,000
                                                      ---------------         ---------------

   TOTAL CURRENT ASSETS                                     7,041,000               8,693,000

INVESTMENT IN LAND                                              -                       -

OTHER ASSETS                                                1,072,000                 903,000

NET PROPERTY AND EQUIPMENT                                 20,832,000              21,026,000
                                                      ---------------         ---------------


   TOTAL ASSETS                                       $    28,945,000         $    30,622,000
                                                      ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
- - - - - - ------------------------------------


CURRENT LIABILITIES:
 Accounts payable                                     $     1,252,000         $     1,536,000
 Accrued expenses                                             758,000                 840,000
 Current deferred income taxes                              1,394,000                   -
 Other current liabilities                                    681,000               1,396,000
                                                      ---------------         ---------------

   TOTAL CURRENT LIABILITIES                                4,085,000               3,772,000

LONG-TERM DEBT                                             10,600,000              10,600,000

DEFERRED INCOME TAXES                                       5,036,000               6,468,000

STOCKHOLDERS' EQUITY:
 Common stock, par value $.50 a share:
   Authorized, 4,000,000 shares
   Issued, 1,642,797 shares                                   821,000                 821,000
 Additional paid-in capital                                 3,103,000               3,103,000
 Retained earnings                                         12,581,000              12,439,000
 Foreign currency translation adjustments and other        (2,576,000)             (1,876,000)
 Treasury stock, at cost, 320,745 shares                   (4,705,000)             (4,705,000)
                                                      ---------------         ---------------

   TOTAL STOCKHOLDERS' EQUITY                               9,224,000               9,782,000
                                                      ---------------         ---------------


   TOTAL LIABILITIES
     AND STOCKHOLDERS' EQUITY                         $    28,945,000         $    30,622,000
                                                      ===============         ===============

Note A: The balance sheet at September 30, 1994 has been taken from the audited financial statements at that date and condensed.

            See Notes to Condensed Consolidated Financial Statements




                           BARNWELL INDUSTRIES, INC.
                           -------------------------

                                AND SUBSIDIARIES
                                ----------------

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          -----------------------------------------------------------

                                  (Unaudited)

                                                        Three months ended                            Six months ended
                                                         March 31,                                    March 31,
                                                    ---------------------------                 ---------------------------

                                                    1995                  1994                   1995                  1994
                                                    ----                  ----                   ----                  ----

Revenues:
 Oil and gas                                $     2,380,000      $     3,530,000        $     5,290,000        $     8,170,000
 Contract drilling                                1,180,000            1,790,000              2,500,000              2,850,000
 Interest income and other                          170,000              220,000                330,000                360,000
                                            ---------------      ---------------        ---------------        ---------------

                                                  3,730,000            5,540,000              8,120,000             11,380,000
                                            ---------------      ---------------        ---------------        ---------------

Cost and expenses:
 Oil and gas operating                              911,000              794,000              1,766,000              1,584,000
 Contract drilling operating                        780,000            1,469,000              1,795,000              2,185,000
 General and administrative                       1,020,000            1,084,000              2,091,000              2,102,000
 Depreciation, depletion and amortization           733,000              711,000              1,483,000              1,424,000
 Interest expense                                   182,000              123,000                334,000                239,000
 Minority interest in losses                       (106,000)             (58,000)              (244,000)              (134,000)
                                            ---------------      ---------------        ---------------        ---------------

                                                  3,520,000            4,123,000              7,225,000              7,400,000
                                            ---------------      ---------------        ---------------        ---------------


Earnings before income taxes                        210,000            1,417,000                895,000              3,980,000


Provision for income taxes                           70,000              947,000                555,000              2,160,000
                                            ---------------      ---------------        ---------------        ---------------


NET EARNINGS                                        140,000              470,000                340,000              1,820,000

Retained earnings - beginning of period          12,540,000           11,467,000             12,439,000             10,183,000


Cash dividends declared                             (99,000)             (66,000)              (198,000)              (132,000)
                                            ---------------      ---------------        ---------------        ---------------



Retained earnings - end of period           $    12,581,000      $    11,871,000        $    12,581,000        $    11,871,000
                                            ===============      ===============        ===============        ===============

NET EARNINGS PER COMMON SHARE               $          0.11      $          0.36        $          0.26        $          1.38
                                            ===============      ===============        ===============        ===============

Cash dividends declared per share           $         0.075      $          0.05        $          0.15        $          0.10
                                            ===============      ===============        ===============        ===============

          See Notes to Condensed Consolidated Financial Statements


                           BARNWELL INDUSTRIES, INC.
                           -------------------------

                                AND SUBSIDIARIES
                                ----------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (Unaudited)
                                                                                   Six months ended
                                                                                        March 31,
                                                                                      -----------

                                                                              1995                       1994
                                                                   ---------------------       ---------------------

Cash Flows from Operating Activities:
 Net earnings                                                      $       340,000            $     1,820,000
 Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation, depletion, and amortization                             1,483,000                  1,424,000
   Deferred income taxes                                                   227,000                    349,000
   Minority interest in losses                                            (244,000)                  (134,000)
                                                                   ---------------            ---------------

                                                                         1,806,000                  3,459,000
   All other                                                            (1,063,000)                  (848,000)
                                                                   ---------------            ---------------


     Net cash provided by operating activities                             743,000                  2,611,000
                                                                   ---------------            ---------------



Cash Flows from Investing Activities:
 Capital expenditures - oil and gas segment                             (1,926,000)                (2,765,000)
 Capital expenditures - contract drilling segment and other               (117,000)                  (191,000)
 Decrease (increase) in long-term other assets                               3,000                   (104,000)
                                                                   ---------------            ---------------


     Net cash used in investing activities                              (2,040,000)                (3,060,000)
                                                                   ---------------            ---------------


Cash Flows from Financing Activities:
 Payment of dividends                                                     (198,000)                  (132,000)
                                                                   ----------------           ---------------


     Net cash used in financing activities                                (198,000)                  (132,000)
                                                                   ---------------            ---------------


Effect of exchange rate changes on cash                                   (107,000)                   (37,000)
                                                                   ---------------            ---------------


Net decrease in cash                                                    (1,602,000)                  (618,000)
Cash at beginning of period                                              4,198,000                  5,835,000
                                                                   ---------------            ---------------


Cash at end of period                                              $     2,596,000            $     5,217,000
                                                                   ===============            ===============

Supplemental disclosures of cash flow information:



 Cash paid during the period for:


   Interest                                                        $       358,000            $       212,000
                                                                   ===============            ===============

   Income taxes                                                    $     1,640,000            $     1,192,000
                                                                   ===============            ===============

            See Notes to Condensed Consolidated Financial Statements

                           BARNWELL INDUSTRIES, INC.
                           -------------------------

                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------


     The Condensed Consolidated Balance Sheet as of March 31, 1995, the Consolidated Statements of Operations and Retained Earnings for the three and six months ended March 31, 1995 and 1994, and the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1995 and 1994 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1994 annual report to stockholders. The results of operations for the period ended
March 31, 1995 are not necessarily indicative of the operating results for the full year.


2.   NEW STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
     -----------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." This statement is effective for years beginning after December 15, 1995 and applies to long-lived assets and certain identifiable intangible assets whether held and used or to be disposed of.

     The Statement requires that a company review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, a company will recognize an impairment loss. Such impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     The Statement also requires that long-lived assets to be disposed of be reported at the lower of the asset carrying amount or fair value, less cost to sell.

     The Company has not yet determined when it will adopt the Statement and has not estimated the impact that adoption of the Statement is expected to have on its financial statements.


3.   EARNINGS PER COMMON SHARE
     -------------------------


     Earnings per share are based on the weighted average number of outstanding common shares during the period. The primary weighted average number of outstanding shares for the quarters and six months ended March 31, 1995 and 1994 was 1,322,052. Fully diluted earnings per share is not presented in that the dilution in each period is less than 3%.


4.   INVESTMENT IN LAND
     ------------------


     The option under which Kaupulehu Makai Venture could have acquired Kaupulehu Developments' leasehold interest in approximately 2,180 leasehold acres of conservation zoned property in North Kona, Hawaii expired, unexercised, on April 30, 1995. Kaupulehu Makai Venture, a joint venture of which the managing general partner is an affiliated company of Kajima Corporation of Japan, is developing a golf course and Four Seasons resort project adjacent to the 2,180 acres held by Kaupulehu Developments. Kaupulehu Developments is a joint venture in which the Company has a 50.1% interest.

     At March 31, 1995, in addition to the 2,180 leasehold acres described above, Kaupulehu Developments also has development rights with respect to lands zoned residential all under option to Kaupulehu Makai Venture. This option, if exercised, entitles the Company to receive $16,157,000 in connection with its 50.1% interest in Kaupulehu Developments. The residential site option expires on April 30, 2007; however, this option will expire sooner unless 20% of the consideration is received on or before December 31, 1999 and 50% of the then remaining consideration is received on or before April 30, 2003. There is no assurance that this option or any portion of it will be exercised.




5.   INCOME TAXES
     ------------

     The components of the provision for income taxes for the three and six months ended March 31, 1995 and 1994 are as follows:


                         Three months ended                    Six months ended
                               March 31,                            March 31,
                             ------------                     --------------------

                          1995              1994              1995             1994
                    ----------------  -------------   -------------------   -----------

Current - U.S.      $    20,000       $   50,000      $      50,000      $      80,000
Current - Foreign      (110,000)         782,000            278,000          1,731,000
                   -------------     -----------     --------------     --------------

  Total - Current       (90,000)         832,000            328,000          1,811,000
                   -------------     -----------     --------------     --------------


Deferred - U.S.         (20,000)          30,000            (50,000)             -
Deferred - Foreign      180,000           85,000            277,000            349,000
                   ------------      -----------     --------------     --------------

  Total - Deferred      160,000          115,000            227,000            349,000
                   ------------      -----------     --------------     --------------

                    $    70,000       $  947,000      $     555,000      $   2,160,000
                   ============      ===========     ==============     ==============


Item 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
          ----------------------------------------------------------------------

          RESULTS OF OPERATIONS
          ---------------------


LIQUIDITY AND CAPITAL RESOURCES
- - - - - - -------------------------------


    Net cash flows provided by operating activities for the six months ended March 31, 1995 totaled $743,000, as compared to $2,611,000 for the six months ended March 31, 1994, a decrease of $1,868,000. The decrease was due to the receipt of $1,586,000 in the prior year period as a result of the termination of gas purchase, sales and transportation agreements with Alberta & Southern Gas Co., Ltd. ("A&S"). This payment increased the prior year's six month net earnings by approximately $880,000. No such payment was received in the current period. The remaining decrease was due to decreased operating profit resulting from lower natural gas prices.

     The Company invested $1,926,000 in the exploration and development of oil and gas properties and $117,000 in other capital expenditures. Additionally, the Company declared and paid dividends totaling $198,000. Due to the decline in natural gas prices the Company has elected to suspend the payment of dividends. Additionally, pending a review of investment opportunities in oil and natural gas properties, the Company may increase its capital expenditures budget as the purchase price of natural gas property leases has also decreased.

     The option under which Kaupulehu Makai Venture could have acquired Kaupulehu Developments' leasehold interest in approximately 2,180 leasehold acres of conservation zoned property in North Kona, Hawaii expired, unexercised, on April 30, 1995. Deferred income taxes of $1,394,000 are classified as a current liability as a result of the option expiration. The Company currently intends to fund the payment of these taxes from cash flow generated by operations and the utilization of its available credit under its current banking facility.

     The Company's revolving credit facility with its Canadian bank is expected to be renewed through March 1, 1996 for $16,000,000 Canadian dollars or its U.S. dollar equivalent of approximately $11,400,000. Upon such renewal, if after March 1996 the facility is converted to a six-year term loan, the Company has agreed to change the repayment schedule of the then outstanding balance to the following: year 1 - 26%; year 2 - 24%; year 3 - 17%; year 4 - 15%; year 5 - 12%
and year 6 - 6%. The Company had approximately $800,000 of available credit under the facility at March 31, 1995.

RESULTS OF OPERATIONS
- - - - - - ---------------------


Oil and Gas
- - - - - - -----------


                                     SELECTED OPERATING STATISTICS
                                     -----------------------------

                                            Average Prices

                               Three months ended                Six months ended
                                    March 31,                        March 31,
                             1995              1994           1995               1994


Oil (Bbls)*         $       14.48     $       10.09  $       14.53      $       11.93
Liquids (Bbls)*     $       11.30     $        7.69  $       10.72      $        8.97
Gas (MCF)**         $        0.96     $        1.85  $        1.09      $        1.68

                                           Net Sales Volumes

                               Three months ended                Six months ended
                                    March 31,                         March 31,
                             1995              1994           1995                1994

Oil (Bbls)*                55,000            50,000        103,000              97,000
Liquids (Bbls)*            19,000            30,000         42,000              48,000
Gas (MCF)**             1,142,000         1,275,000      2,410,000           2,478,000

*Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

     Oil and gas revenues decreased $1,150,000 (33%) and $2,880,000 (35%) for the three and six months ended March 31, 1995, respectively, as compared to the same periods in 1994. A $1,586,000 decontracting payment, received from A&S in November 1993, was included in oil and gas revenues in the prior year's six month period. There was no such payment received in the six months ended March 31, 1995. This decontracting payment was the result of the termination of the Company's Dunvegan natural gas purchase, sales and transportation agreements with A&S, effective November 1, 1993.

     The remaining decreases were primarily attributable to 48% and 35% decreases in natural gas prices and 10% and 3% decreases in natural gas volumes for the three and six months ended March 31, 1995, respectively, as compared to the same periods in the prior year. Additionally, the Province of Alberta's royalty tax credit program changed effective January 1, 1995, reducing net earnings for the quarter ended March 31, 1995 by approximately $85,000; net earnings in the third and fourth quarters of fiscal 1995 will be similarly
affected.   These decreases were partially offset by 44% and 22% increases in oil prices and 10% and 6% increases in oil volumes sold for the three and six months ended March 31, 1995, respectively, as compared to the same periods of last year. The increase in oil production in the current periods is partially attributable to a recent discovery in North Dakota where the Company now has an interest in three producing oil wells.

     Oil and gas expenses increased $117,000 (15%) and $182,000 (11%) for the three and six months ended March 31, 1995, respectively, as compared to the same periods in 1994, due primarily to new production in the Lacombe, Pembina and Wood River areas.

Contract Drilling
- - - - - - -----------------


     Although contract drilling revenues for the three and six months ended March 31, 1995 decreased $610,000 (34%) and $350,000 (12%), respectively, gross margin before depreciation increased $79,000 (25%) and $40,000 (6%), respectively, as compared to the same periods in the prior year. This is because more of the current periods' revenues were generated by water well drilling operations than pump installation operations. Well drilling contracts generally have higher gross margins than pump installation contracts. Well drilling revenues increased $640,000 and $267,000 for the three and six months ended March 31, 1995, and pump installation revenues decreased approximately $1,260,000 and $618,000 for the three and six months ended March 31, 1995, respectively, as compared to the same periods in the prior year.



Interest Expense
- - - - - - ----------------


     Interest expense increased $59,000 (48%) and $95,000 (40%) for the three and six months ended March 31, 1995, respectively, as compared to the same periods in 1994. The increases for both periods were due to higher average interest rates.


New Statement of Financial Accounting Standards
- - - - - - -----------------------------------------------


     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." This statement is effective for years beginning after December 15, 1995 and applies to long-lived assets and certain identifiable intangible assets whether held and used or to be disposed of.

     The Statement requires that a company review long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, a company will recognize an impairment loss. Such impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     The Statement also requires that long-lived assets to be disposed of be reported at the lower of the asset carrying amount or fair value, less cost to sell.

     The Company has not yet determined when it will adopt the Statement and has not estimated the impact that adoption of the Statement is expected to have on its financial statements.




PART II.  OTHER INFORMATION


Item 6.   Exhibits and reports on Form 8-K

          None.



                                   SIGNATURE
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BARNWELL INDUSTRIES, INC.
                           -------------------------

                                  (Registrant)




                 /s/ Russell M. Gifford
                 -------------------------

                     Russell M. Gifford
                     Vice President and
                     Chief Financial Officer