Form 10-Q
period 1995-06-30
BARNWELL INDUSTRIES INC
filed 1995-08-11
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



     X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---

            Exchange Act of 1934 for the Quarterly Period Ended June 30, 1995


            Transition Report Pursuant to Section 13 or 15(d) of the Securities
    ---
            Exchange Act of 1934



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

                             Yes    X        No
                                  -----           -----






  As of August 10, 1995 there were 1,322,052 shares of common stock, par value
                              $0.50, outstanding.

                                  BARNWELL INDUSTRIES, INC.
                                  -------------------------

                                      AND SUBSIDIARIES
                                      ----------------

                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            -------------------------------------


                                                        June 30,        September 30,
                                                          1995              1994
                                                      ------------      -------------

ASSETS                                                 (UNAUDITED)       (See Note A
- - ------                                                                      below)


CURRENT ASSETS:
  Cash                                                $  4,126,000      $  4,198,000
  Trading securities                                        83,000           948,000
  Accounts receivable                                    2,872,000         2,719,000
  Other current assets                                     755,000           828,000
                                                      ------------      ------------

    TOTAL CURRENT ASSETS                                 7,836,000         8,693,000

INVESTMENT IN LAND                                         108,000             -

OTHER ASSETS                                             1,106,000           903,000

NET PROPERTY AND EQUIPMENT                              20,855,000        21,026,000
                                                      ------------      ------------


    TOTAL ASSETS                                      $ 29,905,000      $ 30,622,000
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------


CURRENT LIABILITIES:
  Accounts payable                                    $  1,260,000      $  1,536,000
  Accrued expenses                                         666,000           840,000
  Other current liabilities                                922,000         1,396,000
                                                      ------------      ------------

    TOTAL CURRENT LIABILITIES                            2,848,000         3,772,000

LONG-TERM DEBT                                          12,600,000        10,600,000

DEFERRED INCOME TAXES                                    4,766,000         6,468,000

STOCKHOLDERS' EQUITY:
  Common stock, par value $.50 a share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                               821,000           821,000
  Additional paid-in capital                             3,103,000         3,103,000
  Retained earnings                                     12,721,000        12,439,000
  Foreign currency translation adjustments and other    (2,249,000)       (1,876,000)
  Treasury stock, at cost, 320,745 shares               (4,705,000)       (4,705,000)
                                                      ------------      ------------

    TOTAL STOCKHOLDERS' EQUITY                           9,691,000         9,782,000
                                                      ------------      ------------


    TOTAL LIABILITIES
       AND STOCKHOLDERS' EQUITY                       $ 29,905,000      $ 30,622,000
                                                      ============      ============

Note A:The balance sheet at September 30, 1994 has been taken from the audited financial statements at that date and condensed.

            See Notes to Condensed Consolidated Financial Statements


                           BARNWELL INDUSTRIES, INC.
                           -------------------------

                                AND SUBSIDIARIES
                                ----------------

          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          -----------------------------------------------------------

                                  (Unaudited)

                                  Three months ended           Nine months ended
                                        June 30,                   June 30,
                               --------------------------   -------------------------

                                   1995           1994           1995         1994
                               ------------   -----------   ------------  -----------
Revenues:
  Oil and gas                   $ 2,490,000   $ 3,120,000   $ 7,780,000   $11,290,000
  Contract drilling                 670,000     1,110,000     3,170,000     3,960,000
  Interest income and other         130,000       260,000       460,000       620,000
                                -----------   -----------   -----------   -----------

                                  3,290,000     4,490,000    11,410,000    15,870,000
                                -----------   -----------   -----------   -----------

Cost and expenses:
  Oil and gas operating             795,000       706,000     2,561,000     2,290,000
  Contract drilling operating       521,000     1,062,000     2,316,000     3,247,000
  General and administrative        791,000     1,001,000     2,882,000     3,103,000
  Depreciation, depletion
     and amortization               708,000       587,000     2,191,000     2,011,000
  Interest expense                  201,000       126,000       535,000       365,000
  Minority interest in losses       (18,000)      (47,000)     (262,000)     (181,000)
                                -----------   -----------   -----------   -----------

                                  2,998,000     3,435,000    10,223,000    10,835,000
                                -----------   -----------   -----------   -----------


Earnings before income taxes        292,000     1,055,000     1,187,000     5,035,000


Provision for income taxes          152,000       685,000       707,000     2,845,000
                                -----------   -----------   -----------   -----------


NET EARNINGS                        140,000       370,000       480,000     2,190,000

Retained earnings
- - - beginning of period            12,581,000    11,871,000    12,439,000    10,183,000


Cash dividends declared                -          (66,000)     (198,000)     (198,000)
                                -----------   -----------   -----------   -----------


Retained earnings
- - - end of period                 $12,721,000   $12,175,000   $12,721,000   $12,175,000
                                ===========   ===========   ===========   ===========


NET EARNINGS PER COMMON SHARE        $ 0.11        $ 0.28        $ 0.36        $ 1.66
                                     ======        ======        ======        ======


Cash dividends declared per share    $  -          $ 0.05        $ 0.15        $ 0.15
                                     ======        ======        ======        ======

            See Notes to Condensed Consolidated Financial Statements

                           BARNWELL INDUSTRIES, INC.
                           -------------------------

                                AND SUBSIDIARIES
                                ----------------

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                -----------------------------------------------

                                  (Unaudited)
                                                          Nine months ended
                                                              June 30,
                                                   -------------------------------

                                                       1995              1994
                                                   -------------     -------------

Cash Flows from Operating Activities:
  Net earnings                                      $   480,000       $ 2,190,000
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation, depletion, and amortization         2,191,000         2,011,000
    Deferred income taxes                            (1,313,000)          426,000
    Minority interest in losses                        (262,000)         (181,000)
                                                    -----------       -----------

                                                      1,096,000         4,446,000
    All other                                          (383,000)       (1,517,000)
                                                    -----------       -----------


      Net cash provided by operating activities         713,000         2,929,000
                                                    -----------       -----------


Cash Flows from Investing Activities:
  Capital expenditures - oil and gas segment         (2,260,000)       (3,784,000)
  Capital expenditures - contract drilling
    segment and other                                  (144,000)         (269,000)
  Additions to investment in land                      (108,000)            -
  Increase in long-term other assets                     (9,000)          (94,000)
                                                     ----------       -----------


     Net cash used in investing activities           (2,521,000)       (4,147,000)
                                                    -----------       -----------


Cash Flows from Financing Activities:
  Long-term debt borrowings                           2,000,000             -
  Payment of dividends                                 (198,000)         (198,000)
                                                    -----------       -----------


     Net cash provided by (used in)
         financing activities                         1,802,000          (198,000)
                                                    -----------       -----------


Effect of exchange rate changes on cash                 (66,000)          (26,000)
                                                    -----------       -----------


Net decrease in cash                                    (72,000)       (1,442,000)
Cash at beginning of period                           4,198,000         5,835,000
                                                    -----------       -----------


Cash at end of period                               $ 4,126,000       $ 4,393,000
                                                    ===========       ===========

Supplemental disclosures of cash flow information:



  Cash paid during the period for:

    Interest                                        $   544,000       $   343,000
                                                    ===========       ===========

    Income taxes                                    $ 2,971,000       $ 1,589,000
                                                    ===========       ===========

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

                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                  (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------


     The Condensed Consolidated Balance Sheet as of June 30, 1995, the Consolidated Statements of Operations and Retained Earnings for the three and nine months ended June 30, 1995 and 1994, and the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1995 and 1994 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 1995 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1994 Annual Report filed on Form 10-K. The results of operations for the periods ended
June 30, 1995 are not necessarily indicative of the operating results for the full year.

2.   LONG-TERM DEBT BORROWINGS
     -------------------------


     In June 1995, the Company issued $2,000,000 of convertible notes due
July 1, 2003. $400,000 of such notes were issued to Morton H. Kinzler, President, Chief Executive Officer and 19% shareholder of the Company, $200,000 were issued to Martin Anderson, a director and 8% shareholder, $200,000 were issued to Joseph E. Magaro, a 16% shareholder, $100,000 were issued to
R. David Sudarsky, a 9% shareholder, and $1,000,000 were issued to Ingalls and Snyder, an 8% shareholder. The notes are payable in 20 consecutive equal quarterly installments beginning in October 1998. Interest is payable quarterly at an initial rate of 10% per annum until October 1, 1995, after which the interest rate will be adjusted quarterly to the greater of 10% per annum or 1% over the prime rate of interest. The notes are convertible into shares of the Company's common stock at a price of $20.00 per share, subject to adjustment for certain events including a stock split of, or stock dividend on, the common stock. The notes are redeemable, at the option of the Company, at any time after July 1, 1997 at premiums declining 1% annually from 5% to 0% of the principal amount of the notes.

     The notes have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.



3.   NEW STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
     -----------------------------------------------


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

4.   EARNINGS PER COMMON SHARE
     -------------------------


     Earnings per share are based on the weighted average number of outstanding common shares during the period. The primary weighted average number of outstanding shares for the quarters and nine months ended June 30, 1995 and 1994 was 1,322,052. Fully diluted earnings per share is not presented in that the dilution in each period is less than 3%.

5.   INVESTMENT IN LAND
     ------------------

     The option under which Kaupulehu Makai Venture could have acquired Kaupulehu Developments' leasehold interest in approximately 2,180 leasehold acres of conservation zoned property in North Kona, Hawaii expired, unexercised, on April 30, 1995. Accordingly, qualifying direct and indirect costs associated with the rezoning of approximately 900 acres of the aforementioned 2,180 acres of conservation zoned property to make them compatible with the development of golf course and residential sites incurred subsequent to April 30, 1995 are capitalized as additions to investment in land. Kaupulehu Makai Venture, a joint venture of which the managing general partner is an affiliated company of Kajima Corporation of Japan, is developing a golf course and Four Seasons resort project adjacent to the 2,180 acres held by Kaupulehu Developments. Kaupulehu Developments is a joint venture in which the Company has a 50.1% interest.

     At June 30, 1995, in addition to the 2,180 leasehold acres and capitalized rezoning costs described above, Kaupulehu Developments also has development rights with respect to lands zoned residential, all under option to Kaupulehu Makai Venture. This option, if exercised, entitles the Company to receive $16,157,000 in connection with its 50.1% interest in Kaupulehu Developments.
The residential site option expires on April 30, 2007; however, this option will expire sooner unless 20% of the consideration is received on or before December 31, 1999 and 50% of the then remaining consideration is received on or before April 30, 2003. There is no assurance that this option or any portion of it will be exercised.

6.   INCOME TAXES
     ------------


     The components of the provision for income taxes for the three and nine months ended June 30, 1995 and 1994 are as follows:

                         Three months ended             Nine months ended
                              June 30,                      June 30,
                    ---------------------------    ---------------------------

                        1995            1994           1995           1994
                    ------------     ----------    ------------   ------------

Current - U.S.    $ 1,440,000      $  80,000     $ 1,490,000    $   160,000
Current - Foreign     252,000        528,000         530,000      2,259,000
                  -----------      ---------     -----------    -----------

  Total - Current   1,692,000        608,000       2,020,000      2,419,000
                  -----------      ---------     -----------    -----------


Deferred - U.S.    (1,470,000)       (30,000)     (1,520,000)       (30,000)
Deferred - Foreign    (70,000)       107,000         207,000        456,000
                  -----------      ---------     -----------    -----------

  Total - Deferred (1,540,000)        77,000      (1,313,000)       426,000
                  -----------      ---------     -----------    -----------

                  $   152,000      $ 685,000     $   707,000    $ 2,845,000
                  ===========      =========     ===========    ===========

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------

       OF OPERATIONS
       -------------


LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------


     Net cash flows provided by operating activities for the nine months ended June 30, 1995 totaled $713,000, as compared to $2,929,000 for the nine months ended June 30, 1994, a decrease of $2,216,000. The decrease was due to the receipt of $880,000, net of income taxes, in the prior year period as a result of the termination of gas purchase, sales and transportation agreements with Alberta and Southern Gas Co., Ltd. No such payment was received in the current period. The remaining decrease was due to decreased operating profit resulting from lower natural gas prices and the payment of $1,350,000 in estimated income taxes in June 1995 related to the April 30, 1995 expiration of the unexercised option under which Kaupulehu Makai Venture could have acquired Kaupulehu Developments' leasehold interest in conservation zoned property in North Kona, Hawaii.

     The Company invested $2,260,000 in the exploration and development of oil and gas properties, $144,000 in contract drilling and other capital expenditures and $108,000 in additions to investment in land. For the nine months ended June 30, 1995 the Company participated in the drilling of three successful oil wells in North Dakota and twenty-two wells Alberta. The results of the Alberta wells were as follows: seven gas wells (net 1.26 wells), four oil wells (net 0.49 well) and eleven unsuccessful wells (1.80 net wells), seven of which were exploratory. Additionally, the Company participated in four gas well recompletions (0.51 net well) and two oil well recompletions (0.32 net well) in Alberta. "Net well" refers to Barnwell's aggregate participating interest in a given number of gross wells. For example, a 50% interest in a well represents one gross well, but 0.50 net well. The gross figure includes Barnwell's interest, as well as the portion owned by others.

     In North Dakota, the Company invested $130,000 towards the drilling of one successful oil well (0.12 net well) and two successful offset oil wells (0.23 net well). Additionally, the Company has invested in two more North Dakota oil prospects covering 2,028 gross acres (253 net acres) with three-dimensional seismic surveys planned for the last half of calendar year 1995.

     In June 1995, the Company issued $2,000,000 of convertible notes due
July 1, 2003. The notes are payable in 20 consecutive equal quarterly installments beginning in October 1998. Interest is payable quarterly at an initial rate of 10% per annum until October 1, 1995, after which the interest rate will be adjusted quarterly to the greater of 10% per annum or 1% over the prime rate of interest. The notes are convertible into shares of the Company's common stock at a price of $20.00 per share, subject to adjustment for certain events including a stock split of, or stock dividend on, the common stock. The notes are redeemable, at the option of the Company, at any time after July 1, 1997 at premiums declining 1% annually from 5% to 0% of the principal amount of the notes. The issuance of these debentures will enable the Company to expand its oil and gas development program in the future.

     The Company's revolving credit facility with its Canadian bank has been renewed through March 1, 1996 for $16,000,000 Canadian dollars or its U.S. dollar equivalent of approximately $11,600,000. If after March 1996 the facility is converted to a six-year term loan, the Company has agreed to the following repayment schedule of the then outstanding balance: year 1 - 26%; year 2 - 24%; year 3 - 17%; year 4 - 15%; year 5 - 12% and year 6 - 6%. The
Company had approximately $1,000,000 of available credit under the facility at June 30, 1995.

     The Company also declared and paid dividends totaling $198,000 during the first half of the current fiscal year. Due to the decline in natural gas prices, the Company has elected to suspend the payment of dividends.

RESULTS OF OPERATIONS
- - ---------------------


Oil and Gas
- - -----------

                                SELECTED OPERATING STATISTICS
                                -----------------------------

                                       Average Prices
                 -----------------------------------------------------------------

                      Three months ended                     Nine months ended
                           June 30,                               June 30,
                 ----------------------------      -------------------------------
                    1995             1994                 1995             1994
                 ----------     -------------      ---------------     -----------
Oil (Bbls)*       $   17.86         $   14.33            $   15.73        $  12.69
Liquids (Bbls)*   $   12.17         $    8.78            $   11.32        $   8.91
Gas (MCF)**       $    0.98         $    1.56            $    1.06        $   1.64

                                       Net Sales Volumes
                 --------------------------------------------------------------------
                        Three months ended                    Nine months ended
                             June 30,                              June 30,
                 -------------------------------           --------------------------
                      1995               1994                1995             1994
                    ---------          ---------           ---------        ---------
Oil (Bbls)*            48,000             43,000             151,000          141,000
Liquids (Bbls)*        29,000             24,000              71,000           73,000
Gas (MCF)**         1,039,000          1,164,000           3,473,000        3,644,000

*Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

     Oil and gas revenues decreased $630,000 (20%) and $3,510,000 (31%) for the three and nine months ended June 30, 1995, respectively, as compared to the same periods in 1994. A $1,586,000 decontracting payment, received from Alberta and Southern Gas Co., Ltd. in November 1993, was included in oil and gas revenues in the prior year's nine month period. There was no such payment received in the nine months ended June 30, 1995. This decontracting payment was the result of the termination of the Company's Dunvegan natural gas purchase, sales and transportation agreements with Alberta and Southern Gas Co., Ltd., effective November 1, 1993.

     The remaining decreases were primarily attributable to 37% and 35% decreases in natural gas prices for the three and nine months ended
June 30, 1995, respectively, as compared to the same periods in the prior year. Additionally, the Province of Alberta's royalty tax credit program changed effective January 1, 1995, reducing net earnings for the three months and nine months ended June 30, 1995 by approximately $80,000 and $165,000, respectively; net earnings in the fourth quarter of fiscal 1995 will be similarly affected. These decreases were partially offset by 25% and 24% increases in oil prices and 12% and 7% increases in oil volumes sold for the three and nine months ended June 30, 1995, respectively, as compared to the same periods of last year. The increase in oil production in the current periods is partially attributable to properties in North Dakota where the Company now has an interest in four producing oil wells.

     Oil and gas expenses increased $89,000 (13%) and $271,000 (12%) for the three and nine months ended June 30, 1995, respectively, as compared to the same periods in 1994, due to new production in the Dunvegan, Lacombe and Pembina areas.

Contract Drilling
- - -----------------

     Although contract drilling revenues for the three and nine months ended June 30, 1995 decreased $440,000 (40%) and $790,000 (20%), respectively, contract drilling gross margin before depreciation increased $101,000 (210%) and $141,000 (20%), respectively, as compared to the same periods in the prior year. This is because more of the current periods' revenues were generated by water well drilling operations than pump installation operations. Well drilling contracts generally have higher gross margins than pump installation contracts. Water well drilling revenues increased $201,000 and $469,000 for the three and nine months ended June 30, 1995, and pump installation revenues decreased approximately $737,000 and $1,355,000 for the three and nine months ended
June 30, 1995, respectively, as compared to the same periods in the prior year.

General and Administrative Expenses
- - -----------------------------------

     General and administrative expenses decreased $210,000 (21%) and $221,000 (7%) for the three and nine months ended June 30, 1995, respectively, as compared to the same periods in 1994. The decreases were due to decreased personnel costs, decreases in certain rezoning costs incurred by Kaupulehu Developments and non-recurring costs associated with the relocation of the corporate office in Honolulu, Hawaii in the third quarter of 1994.

Interest Expense
- - ----------------


     Interest expense increased $75,000 (60%) and $170,000 (47%) for the three and nine months ended June 30, 1995, respectively, as compared to the same periods in 1994. The increases for both periods were due to higher average interest rates on the Canadian credit facility borrowings and interest on the convertible notes issued in June 1995.

Depreciation, Depletion and Amortization
- - ----------------------------------------


     Depreciation, depletion and amortization increased $121,000 (21%) and $180,000 (9%) for the three and nine months ended June 30, 1995, respectively, as compared to the same periods in 1994. The increases for both periods were due to an increase in depletion, partially offset by a decrease in depreciation. Depletion increased due to a higher depletion rate resulting from the Company's increased capital expenditures. Depreciation decreased because certain water well drilling assets became fully depreciated during the latter portion of the prior fiscal year.


New Statement of Financial Accounting Standards
- - -----------------------------------------------


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

PART II.  OTHER INFORMATION


Item 6.Exhibits and reports on Form 8-K
       --------------------------------


(a)  Exhibits - None


(b)  One report was filed on Form 8-K during the three months ended
June 30, 1995:

     Form 8-K, dated June 9, 1995, reported on the issuance of $2,000,000 of convertible notes due July 1, 2003.

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