Form 10-K405
period 1995-09-30
BARNWELL INDUSTRIES INC
filed 1995-12-22
CIK 10048

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
    ---
          Exchange Act of 1934 for the fiscal year ended September 30, 1995

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
    ---
          Exchange Act of 1934

                         COMMISSION FILE NUMBER 1-5103

                           BARNWELL INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                  72-0496921
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

          1100 ALAKEA STREET, SUITE 2900, HONOLULU, HAWAII  96813-2833
             (Address of principal executive offices)       (Zip code)

                                 (808) 531-8400
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS                                    ON WHICH REGISTERED
 -------------------                                   ---------------------

 Common Stock, par value                               American Stock Exchange
    $0.50 per share                                     Toronto Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X        No
                                  -----           -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 12, 1995, based on the closing price on that date on the American Stock Exchange, was 478,423 shares x $17.00 = $8,133,000.

As of December 12, 1995 there were 1,322,052 shares of common stock, par value $.50, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
  1.Proxy statement to be forwarded to shareholders on or about January 18, 1996 is incorporated by reference in Part III hereof.

                                  TABLE OF CONTENTS



PART I
  Item 1.  Description of Business
                General Development of Business
                Financial Information about Industry Segments
                Narrative Description of Business
                Financial Information about Foreign and
                   Domestic Operations and Export Sales
  Item 2.  Description of Properties
           Oil and Natural Gas Operations
                General
                Well Drilling Activities
                Oil and Natural Gas Production
                Productive Wells
                Developed Acreage and Undeveloped Acreage
                Reserves
                Estimated Future Net Revenues
                Marketing of Oil and Natural Gas
                Governmental Regulation
                Competition
           Contract Drilling Operations
                Activity
                Competition
           Land Investment Operations
                Activity
                Competition
  Item 3.  Legal Proceedings
  Item 4.  Submission of Matters to a Vote of Security Holders

PART II
  Item 5.  Market Price of and Dividends on the Registrant's
                  Common Stock and Related Stockholder Matters
  Item 6.  Selected Financial Data
  Item 7.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
  Item 8.  Financial Statements and Supplementary Data
  Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure

PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions

PART IV
  Item 14. Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K


PART I

Item 1.  Description of Business
         -----------------------

      (a) General Development of Business
          -------------------------------
     Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") was incorporated in 1956. During its last completed fiscal year Barnwell was engaged principally in exploring for, developing, producing and selling oil and natural gas in Canada and the United States, investing in leasehold land in Hawaii, and drilling and maintaining water systems in Hawaii. The Company's oil and natural gas activities comprise its largest business segment. Approximately 70% of the Company's revenues and 87% of the Company's capital expenditures for the fiscal year ended September 30, 1995 were attributable to its oil and natural gas activities. The Company's contract drilling activities accounted for 25% of the Company's revenues in fiscal 1995 with interest income and other comprising the remaining 5% of fiscal 1995 revenues. The Company had no land investment revenue in 1995.

     (i) Oil and Natural Gas Activities.  In fiscal 1995, the Company invested
         ------------------------------
$3,434,000 in the acquisition, exploration and development of oil and natural gas properties, principally in Alberta, Canada. The Company participated in the drilling of 30 wells, of which nine were successful oil wells and six were successful natural gas wells, the recompletion of six wells and the acquisition of two wells in fiscal 1995. The Company continued development of prospects in the following areas of Alberta: Barrhead, Gilby, Hillsdown, Dunvegan and Thornbury in addition to new areas of Gilwood and Halkirk. Also during fiscal 1995, the Company sold interests in two non-core, non-producing natural gas properties. The proceeds of $613,000 were used to reduce long-term debt.

     The Company also continued development of oil prospects in North Dakota with the drilling of four wells in fiscal 1995. Of these four wells, one exploratory well and two development wells were successful. One well was dry and abandoned. Additionally, the Company acquired a minor interest in the Blind River field in Louisiana in fiscal 1995.

     (ii) Contract Drilling.  Barnwell's wholly-owned subsidiary Water Resources
          -----------------
International, Inc. ("WRI") conducts water well drilling, production and maintenance operations in Hawaii. WRI owns and operates four rotary drill rigs, pump service equipment and maintains drilling materials and pump inventory in Hawaii. WRI contracts are usually fixed price contracts and are either negotiated with private individuals or entities or are obtained through competitive bidding with various local, state and Federal agencies. Contract drilling contracts are not subject to renegotiation of profits or termination of contracts at the election of the governmental entities involved. Contracts provide for arbitration in the event of disputes.

     In fiscal 1995, WRI started six water well and four water well pump installation contracts and completed five water well and two pump installation contracts. All five of the completed water wells were started in the current fiscal year and one of the two completed water well pump installations was started in the prior year. Twenty-eight percent (28%) of such well drilling and pump installation jobs, representing 40% of total contract drilling revenues in fiscal 1995, have been pursuant to government contracts.


     At December 1, 1995, WRI had a backlog of four water well contracts, two of which were in progress as of September 30, 1995, and nine pump installation contracts, seven of which were in progress as of September 30, 1995. These contracts represent a backlog of contract drilling revenues of approximately $2,700,000 as of September 30, 1995.

     (iii) Land Development.  In fiscal 1994, Kaupulehu Developments submitted a
           -----------------
petition to the State Land Use Commission to reclassify approximately 1,000 acres of the approximately 2,180 acres zoned conservation. Kaupulehu Developments seeks to have the 1,000 acres rezoned to permit the development of golf courses and residential sites. In December 1994, the State Land Use Commission began the public hearing process of the rezoning petition; this process is currently ongoing. See Item 2. "Land Investment Operations".

     In April 1995, the option under which Kaupulehu Makai Venture could have acquired Kaupulehu Developments' leasehold interest in the approximately 2,180 leasehold acres of conservation zoned property in North Kona, Hawaii expired, unexercised. There is no affiliation between Kaupulehu Makai Venture and the Company. Costs applicable to the rezoning of the approximately 1,000 acres of the aforementioned 2,180 acres of conservation zoned property incurred subsequent to April 1995 are capitalized. Such costs, inclusive of capitalized interest, amounted to $293,000 at September 30, 1995.

     Kaupulehu Makai Venture has completed a significant amount of the construction of the first golf course, hotel and condominiums and related infrastructure in the 620 acre urban area. The golf course is essentially complete and is expected to open in early 1996. The hotel is expected to open in late 1996.

      (iv) Discontinued Food Products Activities.  In 1994, the Company
           -------------------------------------
transferred its 25% limited partnership interests in Pacific Tropical Products ("PTP") and Orchard Development ("Orchard"), which had a carrying value of nil, to Mr. Anderson, a director and shareholder of the Company ("Anderson") in consideration for the release of the Company's future obligations with respect to PTP and Orchard. Accordingly, operating results related to the food product segment have been reclassified and included in the statement of operations as discontinued operations. PTP filed a petition under Chapter 11 of the Federal Bankruptcy Code in May 1994.

     There were no revenues, expenses nor income taxes allocable to discontinued operations for fiscal 1994. In fiscal 1993, the Company transferred its ownership of the two subsidiaries (together the "Subsidiaries") that held general partner ownership interests in PTP and Orchard to Anderson whereupon the Company was relieved of the Subsidiaries' liabilities and recorded a gain of $617,000 which represented the Company's proportionate share of the partnerships' excess liabilities over assets at December 31, 1992. Simultaneously in fiscal 1993, the partnerships each issued a 25% limited partnership interest to a wholly-owned subsidiary of the Company, in consideration for the Company's agreement to provide certain accounting and operational services to the partnerships for a period of six months. The earnings from discontinued food products operations of $296,000 for fiscal 1993 represents the aforementioned gain on the transfer of ownership of the Company's general partnership interest in PTP and Orchard less the Company's share of the fiscal 1993 losses of PTP and Orchard, net of income taxes. Revenues and income taxes allocable to discontinued operations for fiscal 1993 amounted to $620,000 and $152,000, respectively.


      (b)  Financial Information about Industry Segments
           ---------------------------------------------

     Revenues of each industry segment for the fiscal years ended
September 30, 1995, 1994 and 1993 are summarized as follows (all revenues were from unaffiliated customers with no intersegment sales or transfers):

                           1995                     1994                 1993
                      -------------------  -------------------  -------------------
Oil and natural gas    $ 10,520,000    70%  $ 13,950,000   70%  $ 11,250,000    67%
Contract drilling         3,770,000    25%     5,090,000   25%     4,570,000    27%
Corporate and other         420,000     3%       760,000    4%       400,000     3%
                       ------------   ----  ------------  ----  ------------   ----

Revenues for segments    14,710,000    98%    19,800,000   99%    16,220,000    97%
Interest income             240,000     2%       200,000    1%       500,000     3%
                       ------------   ----  ------------  ----  ------------   ----

Total revenues         $ 14,950,000   100%  $ 20,000,000  100%  $ 16,720,000   100%
                       ============   ====  ============  ====  ============   ====

     For further discussion see Note 10 (Segment and Geographic Information) of "Notes to Consolidated Financial Statements" in Item 8.

      (c) Narrative Description of Business
          ---------------------------------

     See the table above in Item 1(b) detailing revenue of each industry segment and description of each industry segment of the Company's business under Item 2.

     As of September 30, 1995, Barnwell employed 39 full-time employees. Twelve are employed in oil and natural gas activities, 16 are employed in contract drilling, and 11 are members of the corporate and administrative staff.


      (d) Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
          Export Sales
          ------------

     Revenues, operating profit or loss and identifiable assets by geographic area for the three years ended September 30, 1995, 1994 and 1993 are set forth in Note 10 (Segment and Geographic Information) of "Notes to Consolidated Financial Statements" in Item 8.


Item 2.  Description of Properties
         -------------------------


     OIL AND NATURAL GAS OPERATIONS
     ------------------------------


General
-------


     Barnwell's oil and natural gas properties are located in Canada, principally in the Province of Alberta with the exception of the investment of $448,000 in oil wells in North Dakota and Louisiana. These property interests are principally held under governmental leases or licenses. Under the typical Canadian provincial governmental lease, Barnwell must perform exploratory operations and comply with certain other conditions. Lease terms vary with each province, but, in general, give Barnwell the right to remove oil, natural gas and related substances subject to payment of specified royalties on production.

     Barnwell participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest and evaluates proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere. Exploratory and developmental operations on property in which Barnwell has an interest and third party proposals for exploratory and developmental operations on other property are evaluated by Barnwell's Calgary, Alberta staff. Barnwell also relies on independent consultants to aid in the evaluation of such exploration opportunities. In fiscal 1995, Barnwell participated in exploratory and developmental operations in the Canadian Province of Alberta and North Dakota, although Barnwell does not limit its consideration of exploratory and developmental operations to these areas.

     Barnwell's producing natural gas properties are located principally in Alberta. The Province of Alberta determines its royalty share of natural gas by using a reference price which averages all natural gas sales in Alberta. In fiscal 1995, the weighted average royalty paid on natural gas from the Dunvegan Unit, Barnwell's principal oil and natural gas property, was reduced to 21% compared to 26% in fiscal 1994 due to a reduction in the royalty rate applied by the Government. This decrease in royalty rate was due to the approval by the Alberta Government of a change in the classification for royalty purposes of a portion of the Dunvegan natural gas. The weighted average royalty paid on all natural gas was approximately 18% in fiscal 1995 compared to 20% in fiscal 1994 primarily due to the change in classification of natural gas from the Dunvegan area.

     In fiscal 1995, 96% of Barnwell's oil production was from properties located in Alberta. Oil royalty rates under government leases in Alberta are based on the selling price of oil. In fiscal 1995, the weighted average royalty paid on oil was approximately 14%. The remaining 4% of Barnwell's oil production came from properties located in North Dakota; the weighted average royalty paid on oil produced in North Dakota was 12.5% Additionally, the Company pays 5% of oil revenues as a severance tax on oil produced in North Dakota.

     In fiscal 1995, the Company spent approximately $375,000 in fiscal 1995 for land acquisition and seismic costs in various areas of Alberta to be evaluated and developed subsequent to fiscal 1995.

     Typically, unit sales of natural gas are higher in the winter than at other times due to demand for heating. Unit sales of oil are not subject to seasonal fluctuations.

Well Drilling Activities
------------------------

     During fiscal 1995, Barnwell participated in the drilling of 16 development wells and 14 exploratory wells, of which 15 are capable of production. The Company also acquired one natural gas and one oil well, and participated in the recompletion of six wells. The most significant drilling operations took place in the West Greene/Coastal areas of North Dakota and the Barrhead and Thornbury areas of Alberta.

     In fiscal year 1995, the Company continued to participate in the development of oil reserves discovered in fiscal 1994 in the state of North Dakota. Four oil wells were drilled in this pool in 1995, two of which are capable of production and are producing. One successful exploratory well was drilled in a similar prospect. The Company now has four wells capable of producing from two petroleum reservoirs. The Company's working interests in these wells is 11.667%. The Company's portion of current production from these wells is approximately 37 barrels per day.

     In fiscal 1995, the Company continued further development of a natural gas project in the Thornbury area. The Company participated in the drilling and flowline installation of two natural gas wells and the recompletion of one natural gas well. A total of 33 zones of production from 31 wells are now contributing to an average daily production of 11 MMCF ("MMCF" means 1,000,000 cubic feet and "MCF" means 1,000 cubic feet) per day. The Company's working interest in these wells varies between 8.4375% and 22.5%.

     The Company participated in the drilling of four wells in the Barrhead area of Central Alberta in fiscal 1995. Two were completed as natural gas wells and two were dry and abandoned. Approximately $180,000 was spent in construction of a natural gas plant. The Company's working interests in these wells varies between 10.0% and 17.5%, with a 17.5% working interest in the Barrhead natural gas plant.

     At September 30, 1995, the Company was participating in the drilling of two wells; one was subsequently completed as an oil well and the other was dry and abandoned.

     The following table sets forth more detailed information with respect to the number of exploratory ("Exp.") and development ("Dev.") wells drilled and acquired for the fiscal years ended September 30, 1995, 1994 and 1993 in which Barnwell participated:

                                                 Total
        Productive  Productive    Acquired    Productive
         Oil Wells   Gas Wells     Wells         Wells      Dry Holes    Total Wells
        ----------  ----------- -----------   -----------   ---------   -------------

         Exp. Dev.  Exp.   Dev.  Exp.  Dev.    Exp.  Dev.   Exp.  Dev.   Exp.    Dev.
        ----- ----  ----   ----  ----  ----    ----  ----   ----  ----   ----    ----


-----------------------------------------------------------------------------------

1995
----

Gross*  3.00  6.00   -    6.00     -   2.00   3.00  14.00  11.00  4.00   14.00  18.00
Net*    0.26  1.01   -    1.08     -   0.20   0.26   2.29   1.89   .83    2.15   3.12

1994
----

Gross*  3.00  7.00  8.00  23.00    -     -    11.00 30.00   9.00  2.00   20.00  32.00
Net*    0.64  1.60  1.26   3.20    -     -     1.90  4.80   1.33  0.18    3.23   4.98

1993
----

Gross*  1.00  3.00  6.00  13.00  1.00   2.00   8.00 18.00   3.00  2.00   11.00  20.00
Net*    0.20  0.70  1.25   1.95  0.40   0.21   1.85  2.86   0.55  0.23    2.40   3.09

* The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but .50 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.



     The Dunvegan Unit, the Company's principal property located in Alberta, Canada, has 134 natural gas wells comprising a total of 192 producing well zones with a sustained capacity of the Unit estimated at 100,000 MCF per day, plus additional capacity due to the storage capacity program implemented in 1991. In fiscal 1995, the Company expended $365,000 in the continued development of the Dunvegan Unit by participating in the drilling of two natural gas wells, one of which is capable of production while the other was dry and abandoned. Further developmental drilling will be carried out, which is expected to maintain current production levels for the immediate future.

Oil and Natural Gas Production
------------------------------

     In fiscal 1995, approximately 49%, 40%, and 11% of the Company's oil and natural gas revenues were from the sale of natural gas, sale of oil (including liquids) and the royalty tax credit (see "Description of Properties - Oil and Natural Gas Operations - Taxation"), respectively.

     Barnwell's natural gas production reached a Company record high in fiscal 1995 with an average net sales volume after royalties of 13,500 MCF per day, which represents an increase of 5% over fiscal 1994. This increase was primarily attributable to production from new areas. Dunvegan provided 46% of the Company's fiscal 1995 natural gas production.

        In fiscal 1994, approximately 58%, 30% and 12% of the Company's oil and natural gas revenues were from the sale of natural gas, sale of oil (including liquids) and the royalty tax credit, respectively.

     Barnwell's natural gas production in fiscal 1994 averaged net sales volume after royalties of 12,800 MCF per day, an increase of 4% over fiscal 1993. This increase was primarily attributable to production from new areas. Dunvegan provided 44% of the Company's fiscal 1994 natural gas production.

     In fiscal 1995, oil sales averaged net production of 564 barrels per day, an increase of 13% over the 500 barrels per day average in fiscal 1994. New production from the North Dakota project contributed approximately 30 barrels per day. The Company's major oil producing properties are the Red Earth, Chauvin and Manyberries areas in Canada and the West Greene and Coastal areas in North Dakota.

     In fiscal 1995, natural gas liquid sales averaged net production of 246 barrels per day, the same volume as in fiscal 1994. The Company's major natural gas liquids producing properties are the Dunvegan, Hillsdown and Pouce Coupe areas in Alberta.

     The following table summarizes (a) Barnwell's net production for the last three fiscal years, based on sales of crude oil, natural gas, condensate and other natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. All of Barnwell's net production in fiscal 1995, other than 100 barrels of oil and 98,000 MCF of natural gas derived from the Province of Saskatchewan, 11,200 barrels of oil from the State of North Dakota and 200 barrels of oil from the State of Louisiana, was derived from the Province of Alberta. All dollar amounts in this table are in U.S. dollars.

                                                Year Ended September 30,
                                        ---------------------------------------
                                            1995          1994         1993
                                        ------------  ------------ ------------

Annual net production:
       Natural gas liquids (BBLS)*            90,000       90,000       64,000
       Oil (BBLS)*                           206,000      182,000      183,000
       Natural gas (MCF)*                  4,916,000    4,679,000    4,506,000

Annual average sale price
  per unit of production:
       BBL of liquids**                       $10.98       $ 9.48      $12.55
       BBL of oil**                           $15.71       $14.06      $15.96
       MCF of natural gas**                   $ 1.03       $ 1.57      $ 1.33

Annual average production cost
  per unit of gross production:
       BBL of oil or liquids                  $ 3.79       $ 3.49      $ 3.96
       MCF of natural gas                     $ 0.30       $ 0.30      $ 0.24


Productive Wells
----------------

                                     Productive Wells***
                                -----------------------------
                                   Gross****     Net****
                                ------------- ---------------
Location                          Oil    Gas    Oil      Gas
--------                         -----  -----  -----    -----
Canada
------
Alberta                            173    337  55.11    46.17

British Columbia                    -      -     -        -

Saskatchewan                         3     21   0.25     3.48

USA
---
North Dakota                         4     -    0.47      -

Louisiana                            1     -    0.02      -
                                ------  ----- ------    -----
Total                              181    358  55.85    49.65
                                ======  ===== ======    =====


*    When used in this report, "MCF" means 1,000 cubic feet of natural gas at
     14.65 psia and 60 degrees F. and the term "BBLS" means stock tank barrels of oil equivalent to 42 U.S. gallons.

** Calculated on revenues before royalty expense and royalty tax credit divided by gross production.

*** Seventy natural gas wells have dual or multiple completions and six oil wells have dual completions.

**** Please see note (2) on the following table.



Developed Acreage and Undeveloped Acreage
-----------------------------------------
     The following table sets forth certain information with respect to oil and natural gas properties of Barnwell as of September 30, 1995:

                      Developed        Undeveloped     Developed and Undeveloped
                      Acreage(1)       Acreage(1)             Acreage(1)
                  ----------------- ----------------   -------------------------

Location          Gross(2)  Net(2)   Gross(2)  Net(2)    Gross(2)      Net(2)
--------          --------  ------   --------  ------  ----------      ------
Canada
------

Alberta           239,639   37,415   116,874   25,676     356,513       63,091
British Columbia      483       40     2,086      281       2,569          321
Saskatchewan        3,696      719       200       11       3,896          730

USA
---

North Dakota          560       64     4,588      552       5,148          616
Louisiana              80        2     3,440       69       3,520           71
                  --------  ------   --------  ------  ----------      -------
Total             244,458   38,240   127,188   26,589     371,646       64,829
                  ========  ======   ========  ======  ==========      =======


     Barnwell's leasehold interests in its undeveloped acreage, if not developed, expire over the next five fiscal years as follows: 7% expire during fiscal 1996; 6% expire during fiscal 1997; 11% expire during fiscal 1998; 15% expire during fiscal 1999; and 7% expire during fiscal 2000.

     Barnwell's undeveloped acreage includes major concentrations in Alberta at Red Earth (5,977 net acres), Thornbury (2,541 net acres), Foley Lake (1,633 net acres) and Sutton (2,067 net acres).

Reserves
--------

     The amounts set forth in the table below, prepared by Paddock Lindstrom and Associates, Ltd., Barnwell's independent reservoir analysts, summarize the estimated net quantities of proved developed producing reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of September 30, 1995, 1994 and 1993 on all properties in which Barnwell has an interest. These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any other federal authority or agency since October 1, 1980.


(1) "Developed Acreage" includes the acres covered by leases upon which there are one or more producing wells. "Undeveloped Acreage" includes acres covered by leases upon which there are no producing wells and which are maintained in effect by the payment of delay rentals or the commencement of drilling thereon.


(2) "Gross" refers to the total number of wells or acres in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 Gross Well, but .50 Net Well, and similarly, a 50% interest in a 320 acre lease represents 320 Gross Acres and 160 Net Acres. The gross wells and gross acreage figures include interests owned of record by Barnwell and, in addition, the portion owned by others.


Proved Developed Producing Reserves              September 30,
----------------------------------- --------------------------------------
                                        1995         1994         1993
                                    ------------ ------------ ------------

Oil - barrels (BBLS)
      (including condensate and
      natural gas liquids)             2,025,000     2,133,000    2,005,000
Natural gas - thousand
      cubic feet (MCF)                31,700,000    34,624,000   35,895,000


Total Proved Developed Reserves
  (Includes Proved
Developed Producing Reserves)                    September 30,
----------------------------------- --------------------------------------
                                        1995         1994         1993
                                    ------------ ------------ ------------

Oil - barrels (BBLS)
      (including condensate and
       natural gas liquids)           2,296,000     2,427,000    2,222,000
Natural gas - thousand
      cubic feet (MCF)               46,746,000    51,850,000   50,711,000

     As of September 30, 1995, all of Barnwell's proved developed producing and total proved developed reserves were located in the Province of Alberta, with the exception of 3,000 proved developed producing barrels of oil and 460,000 proved developed producing MCF of natural gas located in the Province of Saskatchewan, 40,000 proved developed producing MCF of natural gas and 12,000 proved developed producing barrels of oil located in the State of Louisiana and 47,000 proved developed producing barrels of oil located in the State of North Dakota.

     During fiscal 1995, Barnwell's total net proved developed reserves decreased by 131,000 barrels of oil, condensate and natural gas liquids and by 5,104,000 MCF of natural gas. The decrease in oil, condensate and natural gas liquids reserves was the net result of (a) production during the year of 296,000 barrels; (b) the addition of 97,000 barrels from the drilling of productive oil wells; (c) the independent engineer's 101,000 barrel upward revision of the Company's oil reserves; and (d) the sale of reserves in place of 33,000 barrels. Barnwell's natural gas reserves decreased as a net result of (a) production during the year of 4,916,000 MCF; (b) the addition of 1,041,000 MCF from the drilling of productive wells; (c) the sale of reserves in place of 2,585,000 MCF; and (d) the independent engineer's 1,356,000 MCF upward revision of the Company's natural gas reserves.

     Barnwell's working interest in the Dunvegan Unit accounted for approximately 56% of its total proven natural gas reserves at September 30, 1995 compared to approximately 51% of its proven natural gas reserves at September 30, 1994, and approximately 35% of proven oil and condensate reserves at September 30, 1995 compared to approximately 30% of proven oil and condensate reserves at September 30, 1994.

     The following table sets out the Company's oil and natural gas reserves at September 30, 1995, by property name, based on information prepared by Paddock Lindstrom and Associates, Ltd., Barnwell's independent reservoir analysts. Gross reserves are before the deduction of royalties; net reserves are after the deduction of royalties net of the Alberta Royalty Tax Credit. This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at the date of the projection. Oil, which includes natural gas liquids, is shown in thousands of barrels ("MBBLS") and natural gas is shown in millions of cubic feet ("MMCF").


            OIL AND NATURAL GAS RESERVES AT SEPTEMBER 30, 1995

                           Proved Producing                 Total Proved
                     ----------------------------  -----------------------------

                           Oil           Gas             Oil           Gas
                     -------------- -------------  -------------- --------------

Property Name           GROSS   NET   GROSS   NET    GROSS    NET  GROSS   NET
-------------
                          (MBBLS)        (MMCF)          (MBBLS)       (MMCF)
Dunvegan Unit            691    618  22,595 19,915    893     797 29,209  26,066
Manyberries               95     89      80     69     95      89    769     676
Ardley (Alix)             10      9      -      -      10       9     -       -
Barrhead                  -      -      607    515      7       7    960     872
Belloy                    -      -       99     91     -       -      99      91
Bow Island                 9      9      -      -       9       9     -       -
Brooks                    -      -       48     44     -       -      48      45
Cessford                   2      2      -      -       2       2     -       -
Charlotte Lake            -      -      875    802     -       -   1,394   1,289
Chauvin                  132    122      -      -     132     121     -       -
Coyote                    -      -        3      3     -       -       3       3
Donalda                   -      -       -      -      -       -     106     103
Dunvegan (Non-Unit)       14     13     503    456     17      16  1,095   1,007
Faith South               -      -       -      -      -             906     863
Fenn Big Valley           -      -       26     24     -       -      26      24
Gilby                     16     15      -      -      35      34     -       -
Gilwood                   17     16      -      -      -       -      91      81
Halkirk                   -      -       -      -      17      16     -       -
Highvale                  18     17      -      -      18      18     -       -
Hilda                     -      -       16     16     -       -      16      16
Hillsdown                102     93   4,096  3,678    120     110  4,384   3,956
Joffre                    -      -        4      4     -       -       4       4
Lanaway                   -      -       -      -      -       -     237     207
Lacombe                   21     19     915    833     21      19    915     836
Leduc                      1      1      76     67      1       1    261     247
Majeau Lake               -      -       43     39     -       -      43      39
Medicine River            68     62     243    220     73      66    366     325
Mitsue                    -      -       51     48     -       -      90      85
Pembina                   19     17     760    721     22      20  1,053     996
Pouce Coupe               10      9   1,932  1,762     11      10  2,643   2,430
Provost                   17     16      -      -      17      16     -       -
Rainbow                    5      4      -      -       5       4     -       -
Red Earth                770    740      -      -     766     734    328     298
Staplehurst                8      7      -      -      15      15     -       -
Thornbury                 -      -    1,682  1,554     -       -   3,596   3,342
Wood River Unit            4      4     318    293     21      20    340     315
Wood River (Non Unit)     -      -        6      5     -       -       6       5
Worsley                   11     10      -      -      11      10     -       -
Zama                      78     71      48     41     97      91  2,225   2,025
Hatton, Saskatchewan      -      -      608    460     -       -     608     460
Webb, Saskatchewan         3      3      -      -       3       3     -       -
Coastal, ND               14     11      -      -      14      11     -       -
West Greene, ND           46     36      -      -      46      36     -       -
Blind River, LA           17     12      53     40     17      12     53      40
                       -----  -----  ------ ------ ------  ------ ------  ------
                       2,198  2,025  35,687 31,700  2,495   2,296 51,874  46,746
                       =====  =====  ====== ====== ======  ====== ======  ======

       Properties are located in Alberta, Canada unless otherwise noted.

Estimated Future Net Revenues
-----------------------------

     The following table sets forth Barnwell's "Estimated Future Net Revenues" from proved producing reserves and total proved oil, natural gas and condensate reserves and the present value of Barnwell's "Estimated Future Net Revenues" (discounted at 10%). Estimated future net revenues for total proved reserves are net of estimated development costs. Net revenues have been calculated using current sales prices and costs, after deducting all royalties, operating costs, future estimated capital expenditures, and income taxes.

                                       Proved           Total
                                     Producing          Proved
                                     Reserves          Reserves
                                   -------------     ------------

Year ending September 30,

                       1996         $ 5,073,000      $ 4,095,000
                       1997           3,879,000        4,375,000
                       1998           3,045,000        3,235,000
                       Thereafter    15,865,000       22,118,000
                                    -----------      -----------

                                    $27,862,000      $33,823,000
                                    ===========      ===========

Present value (discounted at 10%)
  at September 30, 1995             $16,558,000      $20,350,000
                                    ===========      ===========

Marketing of Oil and Natural Gas
--------------------------------

     Barnwell sells substantially all of its oil and condensate production under short-term contracts between the operator of the property and marketers of oil. The price of oil is determined by negotiation between the parties.

     In fiscal 1995, natural gas production from the Dunvegan Unit was responsible for approximately 46% of the Company's natural gas sales. In fiscal 1995, the Company had only one significant customer, ProGas Limited, which accounted for 15% of the Company's oil and natural gas sales.

     In compliance with certain regulatory events and orders in the U.S. and Canada affecting the sale and delivery of Canadian natural gas supplies to the California market, the natural gas purchase, sales and transportation agreements, under which Barnwell's Dunvegan natural gas was previously sold to Alberta and Southern Gas Co., Ltd., were terminated, effective November 1993.

     New marketing arrangements were made for the sale of Dunvegan natural gas for fiscal 1994 and future years. Essentially all of Barnwell's Dunvegan production and a significant portion of its natural gas production from other properties is sold to several aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the parties.

Governmental Regulation
-----------------------

     General
     -------

     The jurisdictions in which the oil and natural gas properties of Barnwell are located have regulatory provisions relating to permits for the drilling of wells, the spacing of wells, the prevention of waste of oil and natural gas, allowable rates of production and other matters. The amount of oil and natural gas produced is subject to control by regulatory agencies in each province and state which periodically assign allowable rates of production. The Province of Alberta also regulates the volume of natural gas which may be removed from the province and the conditions of removal.

     There is no current government regulation of the price that may be charged on the sale of Canadian oil or natural gas production. Canadian natural gas production destined for export is, as of November 1, 1988, priced by market forces subject to export contracts meeting certain criteria prescribed by Canada's National Energy Board and the government of Canada.

     The right to explore for and develop oil and natural gas on lands in Alberta and Saskatchewan is controlled by the Governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on the Company's operations. In addition to the foregoing, Barnwell's Canadian operations may be affected in the future, from time to time, by political developments in Canada and by Canadian Federal, provincial and local laws and regulations, such as restrictions on production and export, oil and natural gas allocation and rationing, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls. Further, operations may also be affected by United States import fees and restrictions.

     Different royalty rates are imposed by the producing provinces, the Government of Canada and private interests with respect to the production and sale of crude oil, natural gas and liquids. In addition, some producing provinces receive additional revenue through the imposition of taxes on crude oil and natural gas owned by private interests within the province. Essentially, provincial royalties are calculated as a percentage of revenue, and vary depending on production volumes, selling prices and the date of discovery. The Province of Alberta announced a series of changes in the calculation of royalties, which became effective on January 1, 1993. The new calculation of royalties is more price-sensitive, reducing the royalty rates when prices are low and increasing them when prices are high. These changes included reduced royalties for new oil pools discovered after October 1, 1992. Effective
January 1, 1994, the mechanics of the natural gas royalty calculation were simplified; the Company does not believe this simplification has had or will have a significant impact on the amount of net oil and natural gas revenues.

     Canadian taxpayers are not permitted to deduct royalties, taxes, rentals and similar levies paid to the Federal or provincial governments in connection with oil and natural gas production in computing income for purposes of Canadian Federal income tax. However, they are allowed to deduct a "Resource Allowance" which is 25% of the taxpayer's "Resource Profits for the Year" (essentially, income from the production of oil, natural gas or minerals) in computing their taxable income. The resource properties located in the United States are freehold mineral interests leased under market conditions, subject to extraction and severance taxes imposed according to state regulations.

     The Province of Alberta has a "Royalty Tax Rebate" in its Income Tax Act which eliminates the provincial share of income tax attributable to the inability to deduct such royalties, rentals and similar levies. In addition, the Alberta Income Tax Act provides for a royalty tax credit to taxpayers calculated as a percentage of the taxpayer's "Attributed Alberta Royalty Income" (being that portion of the royalties paid to the Province of Alberta which have been disallowed as a deduction or added back in computing income for tax purposes) subject to an annual limitation of the credit. In effect, this returns to the taxpayer a portion of the royalties paid to the Province of Alberta. For fiscal years 1994 and 1993 and for the first quarter of fiscal 1995 the royalty tax credit was determined according to the prevailing price of oil and varied from a high of 85% at prices below $15.00 a barrel to 73% at $20.00 a barrel and to a low of 25% at $30.00 a barrel or higher. The maximum credit is equal to the applicable percentage multiplied by the Crown Royalty Shelter, which amounted to $2,500,000 Canadian (referred to herein as "C") for fiscal 1994 and 1993 and for the first quarter of fiscal 1995.

     The Province of Alberta stated that changes in the Royalty Tax Rebate would be announced three years in advance and that the royalty tax credit program would be continued to December 31, 1997. In 1994, the Province of Alberta reduced the above-mentioned royalty tax credit percentage from 85% to 75%, and reduced the above-mentioned Crown Royalty Shelter from C $2,500,000 to C $2,000,000, effective January 1, 1995. As a result of this change, the Company's royalty tax credit for fiscal 1995 was $230,000 lower than the amount received for fiscal 1994. The royalty tax credit program has been in effect in various forms since 1974 and the Company anticipates that it will be continued in some form for the foreseeable future. If the Alberta Royalty Tax Credit is not continued, it will have a material adverse effect on the Company. In 1995, the Province of Alberta made the royalty tax credit percentage increase or decrease based upon both natural gas and oil prices. Under this program, the total royalty tax credit the Company receives declines as oil and natural gas prices rise and increases as oil and natural gas prices decline. The Company estimates that these changes, which were effective with the beginning of Barnwell's second quarter of fiscal 1995, will result in an approximate reduction of $80,000 in net earnings for fiscal 1996 as compared to fiscal 1995.

     Natural Gas Pricing
     -------------------

     The price of natural gas is freely negotiated between buyers and sellers. Natural gas sold by the Company is generally sold under both long-term and short-term contracts with prices indexed to market prices and renegotiated annually.

     Oil Pricing
     -----------

     The price of oil is freely negotiated between buyers and sellers.

Competition
-----------

     The majority of Barnwell's natural gas sales take place in Alberta, Canada and the Northern California area. Natural gas prices in Alberta are generally very competitive as there is a significant supply of natural gas with shut-in capacity. Northern California prices are also competitive and are influenced by competition from producers in the Southwestern United States (Texas, etc.). Barnwell's oil and natural gas liquids are sold in Alberta, North Dakota and Louisiana and are determined by the world price for oil.

     The Company competes in the sale of oil and natural gas on the basis of price, and on the ability to deliver product currently. The oil and natural gas industry is intensely competitive in all phases, including the exploration for new production and reserves and the acquisition of equipment and labor necessary to conduct drilling activities. The competition comes from numerous major oil companies as well as numerous other independent operators. There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Barnwell is a minor factor in the industry and competes in its oil and natural gas activities with many other companies having far greater financial and other resources.


CONTRACT DRILLING OPERATIONS
----------------------------

     Barnwell owns 100% of Water Resources International, Inc. ("WRI"). WRI conducts water well drilling, pump installation and pump maintenance activities in Hawaii, and has also drilled geothermal wells in Hawaii in previous years. WRI owns and operates four rotary drill rigs, owns a two acre storage and maintenance yard near Hilo, Hawaii, leases a three-quarter of an acre maintenance facility in Honolulu and a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and maintains drill and pump inventory. As of September 30, 1995, WRI employed 16 drilling, pump and administrative employees, none of whom are union members.

     WRI is capable of drilling both shallow and deep water wells in Hawaii, and has drilled the deepest water well in the State. Additionally, WRI is contracted to install and repair water pumps after wells are completed. Pump installation and maintenance contracts are primarily obtained from municipal water utilities. The demand for WRI's services is dependent upon land development activities in Hawaii, which can currently be described as moderate. WRI markets its services to land developers and government agencies, and identifies potential contracts through public notices and referrals. Contracts are usually fixed price contracts and are negotiated with private entities or obtained through competitive bidding with various local, state and Federal agencies. Contract revenues are not dependent upon the discovery of water, and contracts are not subject to renegotiation of profits or termination at the election of the governmental entities involved. Contracts provide for arbitration in the event of disputes.

     The Company's contract drilling segment which operates in Hawaii is not subject to seasonal fluctuations.

Activity
--------

     In fiscal 1995, WRI started six water well and four water well pump installation contracts and completed five water well and two pump installation contracts. All five of the completed water wells were started in the current fiscal year and one of the two completed water well pump installations was started in the prior year. Twenty-eight percent (28%) of such well drilling and pump installation jobs, representing 40% of total contract drilling revenues in fiscal 1995, have been pursuant to government contracts. At December 1, 1995, WRI had a backlog of four water well contracts, two of which were in progress as of September 30, 1995, and nine pump installation contracts, seven of which were in progress as of September 30, 1995. These thirteen contracts represent a backlog of contract drilling revenues of approximately $2,700,000 as of September 30, 1995.

Competition
-----------

     WRI utilizes rotary drill rigs which have the capability of drilling wells faster than cable tool rigs. There are six other drilling contractors in the State of Hawaii which use cable tool and rotary drill rigs that are capable of drilling water wells in Hawaii. These contractors compete actively with WRI for government and private contracts. Pricing is the Company's major method of competition; reliability of service is also a major factor.

LAND INVESTMENT OPERATIONS
--------------------------

     In May 1984, the Company, through a wholly-owned subsidiary, acquired a 50.1% interest in approximately 10,800 acres of leasehold property on the Kona coast of the Island of Hawaii. The Company's interest and the remaining leasehold interest in the property were contributed to a joint venture, Kaupulehu Developments, in which the Company has a 50.1% controlling interest.

     The property is located in the North Kona District between the Pacific Ocean and Mamalahoa Highway. The western end of the property features extensive ocean frontage with shoreline lagoons formed by the interaction of the lava flows and the ocean. The original approximately 10,800 acre parcel was divided by more than two miles of the Queen Kaahumanu Highway and had approximately four miles of frontage on the Mamalahoa Highway along the eastern boundary of the property. The land area between the Queen Kaahumanu Highway and the Pacific Ocean is approximately 2,800 acres in size and the land area between the Queen Kaahumanu Highway and the Mamalahoa Highway ("the upland portion") is approximately 8,000 acres in size. Kaupulehu Developments obtained the rezoning of approximately 620 acres of such leasehold property to urban for both state and county purposes to allow for two hotel sites, two golf courses, several residential sites interspersed around and within the planned golf courses and one commercial site.

     Kaupulehu Developments granted options to independent third parties to acquire the leasehold interest for the development of the hotel, commercial, golf course and residential sites, comprising the approximately 620 acre property, the approximately 2,180 acres zoned conservation adjoining the approximately 620 acre urban area and the approximately 8,000 acre upland portion.

     In fiscal 1989 and 1990, options were exercised with respect to hotel and golf course sites, the commercial site and the approximately 8,000 acre upland portion.

     In fiscal 1991, Kaupulehu Developments entered into no land transactions.

     In fiscal 1992, Kaupulehu Developments entered into definitive agreements with Kaupulehu Makai Venture. Kaupulehu Makai Venture succeeded to all development rights and obligations previously held by other independent third parties. The managing general partner of Kaupulehu Makai Venture is an affiliated company of Kajima Corporation of Japan, one of the largest construction companies in Japan. There is no affiliation between Kaupulehu Makai Venture or its predecessors and the Company. Kaupulehu Developments received cash consideration in partial payment for the residential sites in fiscal 1992. This transaction resulted in a pre-tax gain, net of minority interests, of $2,410,000.

     In fiscal 1994, Kaupulehu Developments submitted a petition to the State Land Use Commission to reclassify approximately 1,000 acres of the approximate 2,180 acres zoned conservation. Kaupulehu Developments seeks to have the 1,000 acres rezoned to permit the development of golf courses and residential sites. Kaupulehu Developments, as part of the rezoning process, submitted to the State Land Use Commission an Environmental Impact Statement. In September 1994, the State Land Use Commission accepted the Environmental Impact Statement. In December 1994, the State Land Use Commission began the public hearing process of the rezoning petition; this process is currently ongoing.

Activity
--------

     In fiscal 1995, there were no land transactions.

     In April 1995, the option under which Kaupulehu Makai Venture could have acquired Kaupulehu Developments' leasehold interest in approximately 2,180 leasehold acres of conservation zoned property in North Kona, Hawaii expired, unexercised. Costs applicable to the rezoning of the approximately 1,000 acres of the aforementioned 2,180 acres of conservation zoned property incurred subsequent to April 1995 are capitalized. Such costs, inclusive of capitalized interest, amounted to $293,000 at September 30, 1995.

     Kaupulehu Makai Venture has completed a significant amount of the construction of the first golf course, hotel and condominiums and related infrastructure in the 620 acre urban area. The golf course is essentially complete and is expected to open in early 1996. The hotel is expected to open in late 1996.

     At September 30, 1995, the remaining real estate position (i.e. leasehold interests and related development rights) held by Kaupulehu Developments is comprised of the approximately 2,180 leasehold acres zoned conservation and development rights with respect to lands zoned residential in the adjacent 620 acre urban area. The residential lands are under option to Kaupulehu Makai Venture. This option, if exercised, entitles the Company to receive $16,157,000 in connection with its 50.1% interest in Kaupulehu Developments. The residential site option expires on April 30, 2007; however, this option will expire sooner unless 20% of the consideration is received on or before December 31, 1999 and 50% of the then remaining consideration is received on or before April 30, 2003. There is no assurance that this option or any portion thereof will be exercised.

Competition
-----------

     The Company's land investment segment is subject to intense competition in all phases of its operations including the acquisition of new properties, the securing of approvals necessary for land rezoning, and the search for potential buyers of property interests presently owned. The competition comes from numerous independent land development companies and other industries involved in land investment activities. The principal methods of competition are the location of the project and pricing. Kaupulehu Developments is a minor factor in the land development industry and competes in its land investment activities with many other entities having far greater financial and other resources.

     For the past three years Hawaii's economy has been in a recession. While the current outlook is for moderate economic growth of 1% to 2%, the real estate market is not expected to experience a measurable improvement in the near term.


Item 3.  Legal Proceedings - None.
         -----------------


Item 4.  Submission of Matters to a Vote of Security Holders - None.
         ---------------------------------------------------


                                    PART II

Item 5.  Market Price of and Dividends on the Registrant's Common Stock
         --------------------------------------------------------------
         and Related Stockholder Matters
         -------------------------------

     The principal market on which the Company's common stock is being traded is the American Stock Exchange. The following tables present the quarterly high and low closing prices, on the American Stock Exchange, for the registrant's common stock during the periods indicated:

Quarter Ended        High     Low      Quarter Ended        High     Low
-------------        ----     ---      -------------        ----     ---

December 31, 1993   19-7/8   18-1/2   December 31, 1994    19-1/2   19
March 31, 1994      23-5/8   18-5/8   March 31, 1995       20       19
June 30, 1994       21       19-1/2   June 30, 1995        20       18-1/8
September 30, 1994  19-3/4   18-1/2   September 30, 1995   19-1/8   18-1/8

     As of December 1, 1995, there were 1,322,052 shares of common stock, par value $.50, outstanding. Additionally, there were approximately 500 holders of the common stock of the registrant as of December 1, 1995.

     The Company declared four quarterly dividends of $0.05 per share in fiscal 1994 and two quarterly dividends of $0.075 per share in fiscal 1995. In May 1995, quarterly dividend payments were suspended.


Item 6.  Selected Financial Data
         -----------------------

For the fiscal year ended September 30:
---------------------------------------
                                 1995        1994         1993         1992         1991
                                 ----        ----         ----         ----         ----

Revenues                     $14,950,000 $20,000,000  $16,720,000  $21,450,000  $16,530,000
                             =========== ===========  ===========  ===========  ===========

Earnings from
  continuing operations
  before extraordinary
  gain and cumulative
  effect of accounting
  change                     $   650,000 $ 2,520,000  $ 2,114,000  $ 2,525,000  $ 2,973,000
Earnings (loss) from
  discontinued operations         -           -           296,000     (585,000)  (1,213,000)
Extraordinary gain                -           -            -           230,000       -
Cumulative effect
  of accounting change            -           -           800,000       -            -
                             ----------- -----------  -----------  -----------  -----------
Net earnings                 $   650,000 $ 2,520,000  $ 3,210,000  $ 2,170,000  $ 1,760,000
                             =========== ===========  ===========  ===========  ===========

Net earnings per share,
  primary:
Earnings from
  continuing operations
  before extraordinary
  gain and cumulative
  effect of accounting
  change                           $0.49       $1.90        $1.59        $1.87        $2.13
Earnings (loss) from
  discontinued operations            -            -          0.22        (0.43)       (0.87)
Extraordinary gain                   -            -           -           0.17          -
Cumulative effect
  of accounting change               -            -          0.61          -            -
                              ----------   ----------  ----------   ----------    ---------
Net earnings per share,
  primary                          $0.49        $1.90       $2.42        $1.61        $1.26
                              ==========   ==========  ==========    =========    =========

Cash dividends
  declared per share               $0.15        $0.20       $0.10        $0.30        $0.60
                                   =====        =====       =====        =====        =====

Weighted average number
  of shares outstanding        1,326,100    1,326,500   1,329,067    1,345,449    1,394,528
                             ===========  ===========  ==========  ===========  ===========

As of September 30:
-------------------

Long-term debt,
  excluding current portion  $11,100,000 $10,600,000  $10,600,000  $12,000,000  $14,486,000
                             =========== ===========  ===========  ===========  ===========

Total assets                 $28,780,000 $30,622,000  $28,081,000  $31,231,000  $31,333,000
                             =========== ===========  ===========  ===========  ===========


Market price per share            $18.38      $19.00       $19.63       $14.25       $21.13
                                  ======      ======       ======       ======       ======

Proved developed reserves:
Oil and liquids-barrels        2,296,000   2,427,000    2,222,000    2,179,000    2,369,000
                             =========== ===========  ===========  ===========  ===========

Natural gas-thousand
  cubic feet                  46,746,000  51,850,000   50,711,000   48,184,000   49,430,000
                             =========== ===========  ===========  ===========  ===========

                              For further discussion see Items 7 and 8.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------

         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operations for fiscal 1995 were $1,924,000 as compared to $4,336,000 in fiscal 1994. This decrease of $2,412,000 was due to lower earnings resulting from lower natural gas prices and the receipt of $1,586,000 in the prior year as a result of the termination of natural gas purchase, sales and transportation agreements with Alberta and Southern Gas Co., Ltd. No such payment was received in the current period, and approximately $700,000 of taxes due on this fiscal 1994 receipt were paid in fiscal 1995. Additionally, in fiscal 1995 the Company paid $1,420,000 in estimated income taxes related to the April 1995 expiration of the unexercised option under which Kaupulehu Makai Venture could have acquired Kaupulehu Developments' leasehold interest in conservation zoned property in North Kona, Hawaii. These decreases were partially offset by the sale of $958,000 of trading securities in 1995 which were purchased in 1994.

     The decrease in natural gas prices, which contributed significantly to the Company's reduced earnings and cash flows from operations, has also led to reduced prices for natural gas leases. To improve the Company's capacity to acquire more petroleum properties, the Company suspended its dividend in May 1995 and issued $2,000,000 in convertible debentures in June 1995. The notes are payable in 20 consecutive equal quarterly installments beginning in October 1998. Interest is payable quarterly at an initial rate of 10% per annum until October 1, 1995, after which the interest rate will be adjusted quarterly to the greater of 10% per annum or 1% over the prime rate of interest. The notes are unsecured and convertible at any time at the holder's option into shares of the Company's common stock at a price of $20.00 per share, subject to adjustment for certain events including a stock split of, or stock dividend on, the Company's common stock. The notes are redeemable, at the option of the Company, at any time after July 1, 1997 at premiums declining 1% annually from 5% to 0% of the principal amount of the notes. $1,900,000 of such notes were issued to affiliates of the Company. Due to the time involved in developing petroleum prospects, the proceeds from the issuance of these debentures will be largely utilized in fiscal 1996.

     The Company's major credit facility is with the Royal Bank of Canada, a Canadian bank, for Canadian (referred to herein as "C") $16,000,000 or its U.S. dollar equivalent of approximately $11,900,000 at September 30, 1995. Under the credit facility agreement, the facility is reviewed annually, based primarily on the future cash flows related to the Company's oil and natural gas properties. The next review is planned for February 1996. Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a 6-year term loan by the bank. The Company anticipates that the bank will reduce the amount of this facility upon its February 1996 review due to lower natural gas prices; any such reduction is not anticipated to be in excess of available credit. If the facility is converted to a 6-year term loan, the Company has agreed to the following repayment schedule of the then outstanding loan balance: year 1-26%; year 2-24%; year 3-17%; year 4-15%; year 5-12% and year 6-6%. The facility is collateralized by the Company's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties.

     No compensating bank balances are required on any of the Company's indebtedness under the facility. The Company utilized $1,500,000 of its cash during fiscal 1995 to repay a portion of the debt outstanding under the facility. At September 30, 1995, the Company had an unused line of credit available under this facility of approximately $2,800,000.

     Barnwell's consolidated cash balance at September 30, 1995 was $2,976,000, a decrease of $1,222,000 from the Company's cash balance of $4,198,000 at September 30, 1994. This decrease was primarily due to oil and natural gas capital expenditures totaling $3,434,000, which exceeded the $1,924,000 of cash flows provided by operations.

     In fiscal 1995, the Company sold two non-producing natural gas properties for $613,000 in cash; no revenue or income was recognized as these proceeds were credited to the full cost pool. These proceeds were utilized to make a portion of the long-term debt repayment discussed above.

     Cash flows from operations in fiscal 1994 decreased from fiscal 1993 due to the collection of a receivable in fiscal 1993 for an income tax refund of $1,220,000, the investment of $978,000 in trading securities in fiscal 1994 and an increase in contract drilling receivables attributable to an increase in contract drilling work at the end of fiscal 1994 compared to the end of fiscal 1993. These cash flow decreases were partially offset by an increase in natural gas profits which resulted from higher natural gas prices and the receipt of the aforementioned compensatory payment as a result of the termination of the natural gas sales contracts. This payment was recognized as income in fiscal 1994.

     In fiscal 1995, the Company invested $3,434,000 in the acquisition, exploration and development of oil and natural gas properties. In fiscal 1995, the Company participated in the drilling of 16 development wells and 14 exploratory wells, 15 of which are capable of production. The Company also participated in two development oil and four development natural gas well recompletions.

     The Company continued the development of several oil prospects in North Dakota in fiscal 1995, drilling one exploratory and three development wells. Of these four wells, one exploratory well and two development wells were successful. One other development well was dry and abandoned. The Company further expanded its U.S. oil and natural gas operations acquiring an interest in an oil and natural gas prospect in Southwestern Louisiana for $163,000.

     The Company spent $203,000 on contract drilling and other property and equipment and $293,000 towards the rezoning of land in North Kona, Hawaii, in fiscal 1995.

     The following table sets forth the Company's capital expenditures and the number of wells drilled for each of the last three fiscal years:

                                              1995         1994          1993
                                          -----------  -----------   -----------

Other capital expenditures                $   496,000  $   387,000   $    73,000
Oil and natural gas capital expenditures  $ 3,434,000  $ 5,350,000   $ 3,193,000
Total capital expenditures                $ 3,930,000  $ 5,737,000   $ 3,266,000
Increase (decrease) in oil and natural
  gas capital expenditures                $(1,916,000) $ 2,157,000   $   447,000
Development oil and
  natural gas wells drilled                        16           32            18
Exploratory oil and
  natural gas wells drilled                        14           20            10
Successful oil and
  natural gas wells drilled                        15           41            23


     It is anticipated that Barnwell's total fiscal 1996 capital expenditures will be approximately one-third higher than that of fiscal 1995. The Company also has a commitment to construct $200,000 of improvements at its contract drilling yard at Sand Island on Oahu, Hawaii, by June 1997. The Company believes current cash balances and future cash flows from operations will be sufficient to fund these expenditures, make the scheduled repayments of its convertible notes, and repay the outstanding balance on its credit facility, should the Company or Royal Bank of Canada elect to convert the facility to a term loan.

     The Company did not receive any cash payments in fiscal 1995, 1994 and 1993 related to its 50.1% interest in Kaupulehu Developments. Kaupulehu Developments' cash flows specifically relate to the sale of leasehold interests, which do not occur every year.

     In fiscal 1994, Kaupulehu Developments submitted a petition to the State Land Use Commission to reclassify approximately 1,000 acres of the approximate 2,180 acres zoned conservation. Kaupulehu Developments seeks to have the 1,000 acres rezoned to permit the development of golf courses and residential sites. In December 1994, the State Land Use Commission began the public hearing process of the rezoning petition; this process is currently ongoing.

     Kaupulehu Makai Venture has completed a significant amount of the construction of the first golf course, hotel and condominiums and related infrastructure in the 620 acre urban area. The golf course is essentially complete and is expected to open in early 1996. The hotel is expected to open in late 1996.

     The remaining real estate position (i.e. leasehold interests and related development rights) held by Kaupulehu Developments at September 30, 1995, is comprised of the approximately 2,180 leasehold acres zoned conservation and development rights with respect to lands zoned residential in the adjacent 620 acre urban area. The residential lands are under option to Kaupulehu Makai Venture. This option, if exercised, entitles the Company to receive $16,157,000 in connection with its 50.1% interest in Kaupulehu Developments. The residential site option expires on April 30, 2007; however, this option will expire sooner unless 20% of the consideration is received on or before December 31, 1999 and 50% of the then remaining consideration is received on or before April 30, 2003. There is no assurance that this option or any portion thereof will be exercised.

     In fiscal 1993, the Company repurchased 16,500 shares of its common stock from officers of the Company for $236,000, an average of $14.30 per share, under a stock repurchase program announced in March 1991. The Company did not repurchase any shares of its common stock in fiscal 1995 or 1994. At
September 30, 1995, the Company could purchase an additional 19,800 shares under the March 1991 program.

     In fiscal 1994, the Company declared regular quarterly dividends on its common stock at the rate of $0.05 per share. The Company also declared and paid dividends totaling $198,000 during the first half of fiscal 1995. In May 1995, due to the decline in natural gas prices, the Company elected to suspend the payment of dividends pending further review of investment opportunities.

RESULTS OF OPERATIONS
---------------------

     Barnwell reported net earnings of $650,000 in fiscal 1995, a decrease of $1,870,000 from net earnings of $2,520,000 in fiscal 1994. This decrease was due in part to net earnings of $880,000 recognized in fiscal 1994 as a result of cash received for the termination of natural gas purchase, sales and transportation agreements with Alberta and Southern Gas Co., Ltd. No such payment was received in fiscal 1995. In addition, fiscal 1995 earnings were reduced by a 34% decrease in natural gas prices, partially offset by a 5% increase in natural gas production and 13% and 12% increases in oil production and prices, respectively.

     Barnwell reported earnings from continuing operations of $2,520,000 in fiscal 1994, an increase of $406,000 (19%) over the $2,114,000 of earnings from continuing operations reported in fiscal 1993. This increase was due to an $880,000 oil and natural gas decontracting payment, net of income taxes, received in November 1993, and 18% higher natural gas prices, which contributed to a $205,000 after-tax increase in the Company's oil and natural gas operating profit. The increase in earnings from continuing operations was partially offset by a decrease in contract drilling profits due to lower demand for water well drilling work and an increase in Canadian taxes due to higher Canadian income.

     Fiscal 1993 earnings from continuing operations of $2,114,000 decreased $411,000 (16%) from earnings from continuing operations of $2,525,000 in fiscal 1992. This decrease was due to the fact that Kaupulehu Developments did not complete any land transactions in fiscal 1993 as compared to fiscal 1992. In fiscal 1992, the Company earned $1,520,000 after taxes from Kaupulehu Developments. This decrease was partially offset by higher fiscal 1993 natural gas prices and production which increased operating profit by $699,000, and by the fact that the Company incurred in fiscal 1992, a $286,000 after-tax write-off of the Company's advances to a Canadian corporation to improve an apartment building in British Columbia, Canada.

Oil and Natural Gas
-------------------

                                                            Annual Average Price
                          Annual Net Production                   Per Unit
                   -----------------------------------   ----------------------------

                                            Increase                       Increase
                                           (Decrease)                     (Decrease)
                                         -------------                  -------------

                     1995       1994      Units    %     1995    1994     $      %
                  ---------  ---------  --------  ----  ------  ------ -------  ----
Liquids (barrels)    90,000     90,000      -       -   $10.98  $ 9.48  $ 1.50   16%
Oil (barrels)       206,000    182,000    24,000   13%  $15.71  $14.06  $ 1.65   12%
Natural Gas (MCF) 4,916,000  4,679,000   237,000    5%  $ 1.03  $ 1.57  $(0.54) (34%)

                                                            Annual Average Price
                          Annual Net Production                   Per Unit
                   -----------------------------------  -----------------------------

                                           Increase                        Increase
                                          (Decrease)                      (Decrease)
                                        --------------                  -------------

                     1994       1993      Units    %     1994    1993     $      %
                  ---------  ---------  --------  ----  ------  ------ -------  ----
Liquids (barrels)    90,000     64,000    26,000   41%  $ 9.48  $12.55  $(3.07) (24%)
Oil (barrels)       182,000    183,000    (1,000)  (1%) $14.06  $15.96  $(1.90) (12%)
Natural Gas (MCF) 4,679,000  4,506,000   173,000    4%  $ 1.57  $ 1.33  $ 0.24   18%

     In fiscal 1995, oil and natural gas revenues decreased $3,430,000 (25%), as compared to fiscal 1994. A $1,586,000 decontracting payment, received from Alberta and Southern Gas Co., Ltd. in November 1993, was included in oil and natural gas revenues for fiscal 1994. There was no such payment received in fiscal 1995. This decontracting payment was the result of the termination of the Company's Dunvegan natural gas purchase, sales and transportation agreements with Alberta and Southern Gas Co., Ltd., effective November 1, 1993.

     The remaining $1,844,000 decrease was due to a 34% decrease in natural gas prices, partially offset by a 5% increase in natural gas production, 13% and 12% increases in oil production and prices, respectively. Additionally, the Province of Alberta changed their royalty tax credit program effective January 1, 1995 reducing the amount of the credit that Barnwell received. The royalty tax credit program changes resulted in a reduction in net earnings in fiscal 1995, as compared to fiscal 1994, of $230,000. The Company estimates that these changes, which were effective with the beginning of Barnwell's second quarter of fiscal 1995, will result in an approximate reduction of $80,000 in net earnings in fiscal 1996 as compared to fiscal 1995.

     Marketing arrangements for the majority of the Company's natural gas production are handled on an individual contract basis with many agreements renegotiated annually. The Dunvegan natural gas production is sold to aggregators under various short and long-term contracts. A minimal amount of all production is sold on the spot market receiving the current market price.

     Oil and natural gas operating expenses increased $185,000 (6%) in fiscal 1995, as compared to fiscal 1994, due to new production at the Pembina, Lacombe and Barrhead areas and due to increased repairs and maintenance in the older areas of the Dunvegan, Provost and Red Earth properties. The Company expects oil and natural gas operating expenses to continue to increase at a rate higher than inflation due to higher costs of acquiring and developing new properties and higher costs associated with certain of the Company's older properties.

     In fiscal 1994, oil and natural gas revenues increased $2,700,000 (24%) as compared to fiscal 1993, due to 18% higher natural gas prices, partially offset by a 12% decrease in oil prices and a 24% decrease in liquids prices. In fiscal 1994, natural gas production increased 4% and oil production decreased 1% as compared to fiscal 1993. Additionally, the natural gas sales contracts involving the sale of the Company's Dunvegan natural gas were terminated effective November 1, 1993. As a result of these contract terminations, the Company received a compensatory payment of $1,586,000, which was recognized as income in fiscal 1994.

     Oil and natural gas operating expenses increased $365,000 (13%) for fiscal 1994, as compared to fiscal 1993, due to new production at the Hillsdown and Thornbury areas.

     In fiscal 1993, oil and natural gas revenues increased $1,020,000 (10%), as compared to fiscal 1992, due to higher natural gas production which increased by 593,000 MCF (15%) and higher natural gas prices which increased 7%. Oil and liquids production and price changes essentially offset themselves. The increase in natural gas production was due to higher production from the Company's principal producing property and higher production from the Company's newer developed areas.

     Oil and natural gas operating expenses increased $208,000 (8%) for fiscal 1993 as compared to fiscal 1992, primarily due to an increase in new production from properties brought on-line in 1993 and late 1992. Increases in costs of maintaining existing oil production accounted for $30,000 of the increase.


Contract Drilling
-----------------

     Contract drilling revenues and operating costs are associated with water well drilling and water pump installation in Hawaii. Increases or decreases in these revenues and costs are partially dependent on fluctuations in land development activity in Hawaii.

     Contract drilling revenues and operating costs decreased $1,320,000 (26%) and $1,251,000 (30%), respectively, in fiscal 1995 as compared to fiscal 1994, due to decreased pump installation activity partially offset by higher water well drilling activity. Combined operating profit before depreciation decreased $69,000 (7%) in fiscal 1995, as compared to fiscal 1994, due to less cost efficiencies in fiscal 1995 brought on by the lower overall work performed by the contract drilling segment.

     Contract drilling revenues and operating costs increased $520,000 (11%) and $1,035,000 (33%), respectively, in fiscal 1994 as compared to fiscal 1993, due to higher pump installation activity partially offset by lower water well drilling activity. Pump installation revenues and operating costs increased $3,010,000 (702%) and $2,311,000 (739%), respectively, in fiscal 1994, whereas water well drilling revenues and operating costs decreased $2,446,000 (60%) and $1,205,000 (53%), respectively, in fiscal 1994, as compared to fiscal 1993. Combined operating profit before depreciation decreased $515,000 (35%) in fiscal 1994 primarily due to the fact that the gross margins on the pump installation contracts are lower than the gross margins for well drilling contracts. Additionally, water well drilling operations were at full capacity during part of fiscal 1993, enabling operations to be completed more efficiently.

     Contract drilling revenues and operating costs decreased $780,000 (15%) and $786,000 (20%), respectively, in fiscal 1993, as compared to fiscal 1992, due to a decrease in pump installation work performed by the Company. Operating profit before depreciation increased $6,000 due to a $333,000 increase in water well drilling margin resulting from the simultaneous operation of four drilling rigs for a period of time in fiscal 1993, as compared to three rigs in the first half of fiscal 1992. This increase was offset by a $327,000 decrease in pump installation gross margin due to significantly less pump installation work.

     The Company expects fiscal 1996 contract drilling activity to be fairly consistent with or slightly lower than that of fiscal 1995. Demand for water well drilling continues to be lower than in previous years due to the continuing reduced rate of land development in the State of Hawaii. However, land development continues throughout the State of Hawaii and the Company believes that its water well drilling activity in fiscal 1996 will be stable.

     At December 1, 1995, WRI had a backlog of four water well contracts, two of which were in progress as of September 30, 1995, and nine pump installation contracts, seven of which were in progress as of September 30, 1995. These thirteen contracts represent a backlog of contract drilling revenues of approximately $2,700,000 as of September 30, 1995.


Investment in Land
------------------

     In fiscal 1995, 1994 and 1993, Kaupulehu Developments entered into no land transactions.

     In April 1995, the option under which Kaupulehu Makai Venture could have acquired Kaupulehu Developments' leasehold interest in approximately 2,180 leasehold acres of conservation zoned property in North Kona, Hawaii expired, unexercised. Costs applicable to the rezoning of the approximately 1,000 acres of the 2,180 acres of conservation zoned property incurred subsequent to April 1995 are being capitalized. Such costs, inclusive of capitalized interest, amounted to $293,000 at September 30, 1995.

     For the past three years Hawaii's economy has been in a recession. While the current outlook is for moderate economic growth of 1% to 2%, the real estate market is not expected to experience a measurable improvement in the near term.

Discontinued Food Products Operations
-------------------------------------


     There was no impact of discontinued operations on fiscal years 1995 and 1994. In May 1994, the Company transferred its 25% limited partnership interests in Pacific Tropical Products ("PTP") and Orchard Development ("Orchard"), which had a carrying value of nil, to Mr. Anderson, a director and shareholder of the Company. For further discussion see Note 14 (Discontinued Operations) of "Notes to Consolidated Financial Statements". Accordingly, operating results related to the food products segment have been reclassified and included in the statement of operations as discontinued operations for the year ended September 30, 1993. The earnings from discontinued food products operations of $296,000 for fiscal 1993 represents the $617,000 gain on the transfer of ownership of the Company's general partnership interest in PTP and Orchard less the Company's share of the fiscal 1993 losses of PTP and Orchard, net of income taxes.

Interest Income and Other
-------------------------
     Interest income and other income decreased $300,000 (31%) in fiscal 1995, as compared to fiscal 1994, due to lower average interest-bearing cash balances and reduced dividend income as a result of the sale of investments in preferred stocks.

     Interest income and other income increased $60,000 (7%) in fiscal 1994, as compared to fiscal 1993, due to increased dividend income as a result of the Company's investments in preferred stocks.

     Interest income and other income increased $260,000 in fiscal 1993, as compared to fiscal 1992, due to higher interest income on interest bearing deposits due to the receipt of cash in September 1992 from the Kaupulehu Developments land transaction.


General and Administrative Expenses
-----------------------------------

     General and administrative expenses decreased $412,000 (10%) in fiscal 1995, as compared to fiscal 1994, due to decreased personnel costs, decreases in certain rezoning costs incurred by Kaupulehu Developments and non-recurring costs related to the relocation of the corporate office in Honolulu, Hawaii.

     General and administrative expenses increased $198,000 (5%) in fiscal 1994, as compared to fiscal 1993, due to increases in salaries, pension costs and costs related to the relocation of the corporate office in Honolulu, Hawaii.


     General and administrative expenses decreased $693,000 (15%) in fiscal 1993, as compared to fiscal 1992. The decrease was due to the following items which were included in fiscal 1992 results but not in fiscal 1993 results: (i) a non-recurring provision for the plugging of a geothermal well and related expenses of $200,000 and (ii) a $99,000 increase in the allowance for doubtful accounts. The remaining decrease is attributable to a decline in property taxes and legal costs of Kaupulehu Developments and to decreases in personnel costs.

Interest Expense
----------------

     Interest expense increased $263,000 (53%) in fiscal 1995, due to higher average interest rates on the Company's credit facility borrowings with the Royal Bank of Canada and interest on the convertible notes issued in June 1995. The average interest rate incurred during fiscal 1995 on the Company's outstanding debt was 6.67%, an increase of 41% from fiscal 1994's average of 4.73%. The average interest rate paid during fiscal 1995 on the Company's debt with the Royal Bank of Canada increased 37% from an average of 4.73% in fiscal 1994 to 6.47% in fiscal 1995. The interest rate on the convertible notes issued in June 1995 was 10% per annum for the period June through September 1995.

     Interest expense decreased $140,000 (22%) in fiscal 1994, due to a lower average outstanding debt balance under the Company's credit facility with the Royal Bank of Canada in fiscal 1994, as compared to fiscal 1993. The effect of the lower outstanding debt was partially offset by higher interest rates; the average interest rate paid during fiscal 1994 on the Company's debt with the Royal Bank of Canada increased 20% from an average of 3.94% in fiscal 1993 to 4.73% in fiscal 1994.

     Interest expense decreased $208,000 (25%) in fiscal 1993, as compared to fiscal 1992, due to a significant reduction in debt during fiscal 1993 (outstanding long-term debt was reduced by $4,676,000 (31%) in fiscal 1993). In addition, the average interest rate paid during fiscal 1993 on the Company's debt with the Royal Bank of Canada decreased 24% from an average of 5.19% in fiscal 1992 to an average of 3.94% in fiscal 1993.


Depreciation, Depletion and Amortization
----------------------------------------
     Depreciation, depletion and amortization increased $206,000 (7%) in fiscal 1995, as compared to fiscal 1994, due to a $297,000 increase in depletion, partially offset by a $91,000 decrease in depreciation. Depletion increased due to a 5% increase in natural gas production and an increase in the depletion rate of $.02 per MCF equivalent (5%). The depletion rate increased due to higher finding costs in fiscal 1995. Depreciation decreased because certain well drilling assets were fully depreciated in fiscal 1994.

     Depreciation, depletion and amortization increased $270,000 (10%) in fiscal 1994, as compared to fiscal 1993, due to a $347,000 increase in depletion, partially offset by a $62,000 decrease in depreciation. Depletion increased due to a 4% increase in natural gas production and an increase in the depletion rate of $.04 per MCF equivalent (12%). The Company's depletion rate increased as a result of the Company's capital expenditures on natural gas plants and natural gas gathering systems. Depreciation decreased because certain corporate and well drilling assets were fully depreciated in fiscal 1993.

     Depreciation, depletion and amortization increased $118,000 (5%) in fiscal 1993, as compared to fiscal 1992, primarily because of a $113,000 increase in depletion. Depletion increased due to a 15% increase in natural gas production partially offset by a decrease in the depletion rate of $.02 per MCF equivalent (6%).

Foreign Currency Fluctuations
-----------------------------

     The Company conducts foreign operations in Canada. Consequently, the Company is subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. During fiscal 1995, the Company realized foreign currency transaction losses of $176,000. Immaterial foreign currency transaction gains were realized in fiscal 1994 and foreign currency transaction losses of $140,000 were realized in fiscal 1993. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Taxes
-----


     Effective October 1, 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") 109, "Accounting for Income Taxes" which requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of this change in accounting method (for years prior to fiscal 1993 which were not restated) increased net earnings by $800,000 in fiscal 1993.

     In fiscal 1995, 1994 and 1993, the provision for income taxes does not bear a normal relationship to earnings because Canadian taxes were payable on the Canadian operations and losses from U.S. operations provide no foreign tax benefits.

     In November 1995, officials of the U.S. and Canada formally ratified a new agreement amending the Canada-U.S. Tax Treaty reducing the Canadian Branch tax, effective January 1, 1996, from 10% to 6% and effective January 1, 1997 to 5%. This change will decrease current tax expenses in fiscal 1996 by approximately $50,000 and decrease deferred tax expenses in fiscal 1996 by approximately $300,000.

Environmental Matters
---------------------

     The application of Federal, state, and Canadian regulations to protect the environment, particularly in regard to the discharge of materials into the environment, may increase the cost of operation for the Company's oil and natural gas and contract drilling operations. The Company presently spends certain amounts, from time to time, to comply with environmental regulations. Although the Company is not aware of any specific problems, recent past may not be indicative of the amounts of expenditures that the Company may be required to expend for these purposes in subsequent years.


Inflation
---------


     The effect of inflation on the Company has generally been to increase its cost of operations, interest cost (as essentially all of the Company's debt is at variable short-term rates of interest which tend to increase as inflation increases), general and administrative costs and direct costs associated with oil and natural gas production and contract drilling operations. In the case of contract drilling, the Company has not been able to increase its contract revenues to fully compensate for increased costs. In the case of oil and natural gas, prices realized by the Company are essentially determined by world prices for oil and western Canadian/California/Southwest U.S. natural gas prices for natural gas.

New Statements of Financial Accounting Standards
------------------------------------------------


     In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." SFAS 121 requires that long-lived assets to be held and used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is to be recognized. Such impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.
SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the asset carrying amount or fair value, less cost to sell.

     Effective September 30, 1995, the Company adopted the provisions of SFAS
121. Adoption of the statement had no impact on financial condition or net earnings.

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation". SFAS 123 establishes a new, fair value based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method, SFAS 123 requires disclosure in the footnotes of proforma net earnings and earnings per share information as if the fair value based method had been adopted. Adoption of SFAS 123 is required for no later than the Company's year ending September 30, 1997. The Company has not yet determined if it will adopt the fair value based method of accounting for stock-based compensation for purposes of preparing its basic financial statements.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------
                         Independent Auditors' Report
                         ----------------------------

The Board of Directors
Barnwell Industries, Inc.:

We have audited the consolidated financial statements of Barnwell Industries, Inc. and subsidiaries as listed in the index at Part IV, Item 14. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index at Part IV, Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, Barnwell Industries, Inc. changed its method of accounting for income taxes in the fiscal year ended September 30, 1993.

KPMG PEAT MARWICK LLP

Honolulu, Hawaii
November 28, 1995

                   BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

ASSETS                                                     September 30,
------                                              --------------------------
CURRENT ASSETS:                                         1995           1994
                                                    ------------   -----------
Cash, interest bearing of $2,976,000 in 1995
  and $4,182,000 in 1994                            $ 2,976,000    $ 4,198,000
Trading securities (Note 3)                               -            948,000
Accounts receivable (Notes 2 and 11)                  2,485,000      2,719,000
Royalty tax credit and taxes receivable                 215,000        239,000
Costs and estimated earnings in excess of
  billings on uncompleted contracts (Note 2)            113,000        198,000
Deferred income tax assets (Note 6)                     120,000        200,000
Inventories and other current assets                    215,000        191,000
                                                    -----------    -----------
  TOTAL CURRENT ASSETS                                6,124,000      8,693,000
                                                    -----------    -----------
INVESTMENT IN LAND (Notes 4 and 5)                      648,000          -
                                                    -----------    -----------
OTHER ASSETS (Notes 2 and 3)                          1,011,000        903,000
                                                    -----------    -----------

PROPERTY AND EQUIPMENT (Note 5):
Land                                                    631,000        631,000
Oil and natural gas properties
 (full cost accounting)                              37,799,000     34,841,000
Drilling rigs and equipment                           7,879,000      7,796,000
Other property and equipment                          2,445,000      2,351,000
                                                    -----------    -----------
                                                     48,754,000     45,619,000
Accumulated depreciation, depletion
 and amortization                                    27,757,000     24,593,000
                                                    -----------    -----------
  TOTAL PROPERTY AND EQUIPMENT                       20,997,000     21,026,000
                                                    -----------    -----------

TOTAL ASSETS                                        $28,780,000    $30,622,000
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Accounts payable                                    $ 1,065,000    $ 1,536,000
Accrued expenses                                        523,000        840,000
Billings in excess of costs and estimated
  earnings on uncompleted contracts (Note 2)            436,000        251,000
Payable to joint interest owners                        457,000        289,000
Income taxes payable (Note 6)                             -            856,000
                                                    -----------   ------------
  TOTAL CURRENT LIABILITIES                           2,481,000      3,772,000
                                                    -----------    -----------

LONG-TERM DEBT (Note 5)                              11,100,000     10,600,000
                                                    -----------    -----------
DEFERRED INCOME TAXES (Note 6)                        4,837,000      6,468,000
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)

STOCKHOLDERS' EQUITY (Notes 5 and 8):
Common stock, par value $.50 per share:
  Authorized, 4,000,000 shares
  Issued, 1,642,797 shares                              821,000        821,000
Additional paid-in capital                            3,103,000      3,103,000
Retained earnings                                    12,891,000     12,439,000
Foreign currency translation adjustments             (1,683,000)    (1,891,000)
Unrealized holding (losses) gains
  on securities (Notes 3 and 6)                         (65,000)        15,000
Treasury stock, at cost, 320,745 shares              (4,705,000)    (4,705,000)
                                                    -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                         10,362,000      9,782,000
                                                    -----------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $28,780,000    $30,622,000
                                                    ===========    ===========

                 See Notes to Consolidated Financial Statements

                   BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended September 30,
                                             --------------------------------------
                                                 1995         1994         1993
                                             -----------   -----------   ----------
Revenues:
Oil and natural gas (Note 13)                 $10,520,000  $13,950,000  $11,250,000
Contract drilling                               3,770,000    5,090,000    4,570,000
Interest income and other                         660,000      960,000      900,000
                                              -----------  -----------  -----------
                                               14,950,000   20,000,000   16,720,000
                                              -----------  -----------  -----------

Costs and expenses:
Oil and natural gas operating                   3,373,000    3,188,000    2,823,000
Contract drilling operating                     2,890,000    4,141,000    3,106,000
General and administrative                      3,596,000    4,008,000    3,810,000
Depreciation, depletion and amortization        3,103,000    2,897,000    2,627,000
Interest expense (Note 5)                         756,000      493,000      633,000
Foreign exchange losses                           176,000        -          140,000
Minority interest in losses (Note 4)             (286,000)    (250,000)    (265,000)
                                              -----------  -----------  -----------
                                               13,608,000   14,477,000   12,874,000
                                              -----------  -----------  -----------

Earnings from continuing operations before
  income taxes and cumulative effect
  of accounting change                          1,342,000    5,523,000    3,846,000

Provision for income taxes (Note 6)               692,000    3,003,000    1,732,000
                                              -----------  -----------  -----------
Earnings from continuing operations before
  cumulative effect of accounting change          650,000    2,520,000    2,114,000
Earnings from discontinued food
  products subsidiary, net of income tax
  effect (Note 14)                                  -           -           296,000
                                              -----------  ----------   -----------
Earnings before cumulative effect
  of accounting change                            650,000    2,520,000    2,410,000
Cumulative effect of accounting
  change (Note 6)                                   -           -           800,000
                                              -----------  -----------  -----------
NET EARNINGS                                  $   650,000  $ 2,520,000  $ 3,210,000
                                              ===========  ===========  ===========

NET EARNINGS PER SHARE:
Earnings from continuing operations before
  cumulative effect of accounting change            $0.49        $1.90        $1.59
Earnings from discontinued food
  products subsidiary, net of income tax
  effect                                            -             -            0.22
Cumulative effect of accounting change              -             -            0.61
                                              -----------  -----------  -----------
Net earnings                                        $0.49        $1.90        $2.42
                                              ===========  ===========  ===========

WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING                    1,326,100    1,326,500    1,329,067
                                              ===========  ===========  ===========

                 See Notes to Consolidated Financial Statements

                   BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended September 30,
                                             ----------------------------------------
                                                1995           1994           1993
                                             ----------     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Earnings from continuing operations          $  650,000     $2,520,000     $2,114,000
Adjustments to reconcile earnings from
  continuing operations to net cash
  provided by operating activities:
Depreciation, depletion and amortization      3,103,000      2,897,000      2,627,000
Deferred income taxes                        (1,522,000)       564,000        470,000
Minority interest in losses                    (286,000)      (250,000)      (265,000)
Prepaid natural gas delivered and other           -              -           (563,000)
                                             ----------     ----------     ----------
                                              1,945,000      5,731,000      4,383,000
(Decrease) increase from changes in
  current assets and liabilities (Note 15)      (21,000)    (1,395,000)     1,444,000
                                             ----------     ----------     ----------
Net cash provided by operating activities     1,924,000      4,336,000      5,827,000
                                             ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                         (3,930,000)    (5,737,000)    (3,266,000)
Increase in other assets                       (300,000)       (84,000)      (350,000)
Proceeds from sale of property
  and equipment                                 613,000        254,000          -
Reduction of cash restricted for
  repayment of long-term debt                     -              -            883,000
                                             ----------     ----------     ----------
Net cash used in investing activities        (3,617,000)    (5,567,000)    (2,733,000)
                                             ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings (including
  $1,900,000 from affiliates (Note 5))        2,000,000          -              -
Payment of dividends                           (198,000)      (396,000)         -
Repayment of long-term debt                  (1,500,000)         -         (4,676,000)
Purchases of common stock for treasury            -              -           (236,000)
Proceeds from exercise of stock options           -              -            206,000
                                             ----------     ----------     ----------
Net cash provided by (used in) financing
  activities                                    302,000       (396,000)    (4,706,000)
                                             ----------     ----------     ----------
Effect of exchange rate changes on cash         169,000        (10,000)       293,000
                                             ----------     ----------     ----------
Net decrease in cash                         (1,222,000)    (1,637,000)    (1,319,000)
Cash at beginning of year                     4,198,000      5,835,000      7,154,000
                                             ----------     ----------     ----------
Cash at end of year                          $2,976,000     $4,198,000     $5,835,000
                                             ==========     ==========     ==========

                   See Notes to Consolidated Financial Statements

                                             BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           Foreign      Unrealized
                                           Common Stock         Additional                 Currency       Holding
                                      ------------------------   Paid-In      Retained    Translation     Gains/     Treasury
                                        Shares        Amount     Capital      Earnings    Adjustments    (Losses)      Stock
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balances at September 30, 1992          1,642,797  $ 821,000    $ 3,111,000  $ 7,105,000  $(1,306,000) $     -      $(4,683,000)

Net earnings                                -            -           -         3,210,000       -             -           -

Dividends declared ($.10 per share)         -            -           -          (132,000)      -             -           -

Purchase of 16,500 common shares
for treasury                                -            -           -            -            -             -         (236,000)

Exercise of stock options, 20,500
shares                                      -            -           (8,000)      -            -             -          214,000

Foreign currency translation
adjustments                                 -            -           -            -          (471,000)       -           -
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balances at September 30, 1993          1,642,797      821,000    3,103,000   10,183,000   (1,777,000)       -       (4,705,000)

Net earnings                                -            -           -         2,520,000       -             -           -

Dividends declared ($.20 per share)         -            -           -          (264,000)      -             -           -

Foreign currency translation
adjustments                                 -            -           -            -          (114,000)       -           -

Unrealized holding gain on
securities                                  -            -           -            -            -            15,000       -
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balances at September 30, 1994          1,642,797      821,000    3,103,000   12,439,000   (1,891,000)      15,000   (4,705,000)

Net earnings                                -            -           -           650,000       -              -          -

Dividends declared ($.15 per share)         -            -           -          (198,000)      -              -          -

Foreign currency translation
adjustments                                 -            -           -            -           208,000         -          -

Unrealized holding loss on
securities                                  -            -           -            -            -           (80,000)      -
                                      -----------  -----------  -----------  -----------  -----------  -----------  -----------

Balances at September 30, 1995          1,642,797  $   821,000  $ 3,103,000  $12,891,000  $(1,683,000) $   (65,000) $(4,705,000)
                                      ===========  ===========  ===========  ===========  ===========  ===========  ===========

                                         See Notes to Consolidated Financial Statements

                           BARNWELL INDUSTRIES, INC.
                           -------------------------

                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993
                 ----------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------


Principles of consolidation
---------------------------

     The consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries, including a land development joint venture (collectively referred to herein as "Company"). All significant intercompany accounts and transactions have been eliminated.

Oil and natural gas properties
------------------------------

     The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including unsuccessful wells, are capitalized until such time as the aggregate of such costs, on a country by country basis, equals the discounted present value of the Company's estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers, less related income tax effects. Any capitalized costs in excess of the discounted present value are charged to expense. Depletion of all such costs is provided by the unit-of-production method based upon proved oil and natural gas reserves of all properties on a country by country basis. General and administrative costs related to oil and natural gas operations are expensed as incurred. Estimated future site restoration and abandonment costs are charged to earnings at the rate of depletion and are included in accumulated depreciation, depletion and amortization. Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties. Gains or losses are recognized on the disposition of significant oil and natural gas properties.

Contract drilling
-----------------

     Revenues, costs and profits applicable to contract drilling contracts are included in the consolidated statements of operations using the percentage of completion method, principally measured by the percentage of labor dollars incurred to date for each contract to total estimated labor dollars for each contract. Contract losses are recognized in full in the year the losses are identified. The performance of drilling contracts may extend over more than one year and, in the interim periods, estimates of total contract costs and profits are used to determine revenues and profits earned for reporting the results of the contract drilling operations. Revisions in the estimates required by subsequent performance and final contract settlements are included as adjustments to the results of operations in the period such revisions and settlements occur. Contracts are normally less than one year in duration.

Investment in land and revenue recognition
------------------------------------------

     The Company accounts for its investment in land at cost plus capitalized interest on its investment. Land sales for real estate under option as of September 30, 1995 are accounted for under the cost recovery method. Under the cost recovery method, no gain is recognized until cash received exceeds the cost and the estimated future costs related to the land sold. The balance sheet includes zero cost for lands under option and accordingly, all cash receipts in excess of costs will be reported as revenues. The Company's cost and capitalized interest for the land not under option is included in the balance sheet under the caption "Investment in Land." Costs are capitalized until the aggregate of such costs equals the land's estimated net realizable value.

Investments
-----------

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS 115 requires that investments be classified in three categories and accounted for as follows: (i) debt securities which are purchased with the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at amortized cost, (ii) debt and equity securities which are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses included in earnings and (iii) debt and equity securities which are not classified as either held-to-maturity or trading securities are classified as available for sale and are reported at fair value, with unrealized gains and losses, net of related tax effect, excluded from earnings and reported as a separate component of stockholders' equity. Effective September 30, 1994, the Company adopted the provisions of SFAS 115.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.

     Cost in computing realized gains and losses is determined using the specific identification method.

Drilling rigs and other equipment
---------------------------------

     Drilling rigs and other equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives.

Inventories
-----------

     Inventories are comprised of drilling materials and are valued at the lower of weighted average cost or net realizable value.

Income taxes
------------

     Effective October 1, 1992, the Company adopted SFAS 109, "Accounting for Income Taxes", and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statement of operations. Deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings per share
------------------

     Primary earnings per share are based on the weighted average number of outstanding common shares during the year after consideration of the dilutive effect of outstanding stock options and convertible securities. Fully diluted earnings per share are not presented because dilution is less than 3%.

Foreign currency translation
----------------------------

     Assets and liabilities of foreign operations and subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders' equity account entitled "foreign currency translation adjustments". Operating results of foreign subsidiaries are translated at average exchange rates during the period. Foreign currency transaction gains and losses are reflected in the accompanying consolidated statements of operations.

New Statements of Financial Accounting Standards
------------------------------------------------

     In March 1995, the Financial Accounting Standards Board issued SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets To Be Disposed Of." SFAS 121 requires that long-lived assets to be held and used are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is to be recognized. Such impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.
SFAS 121 also requires that long-lived assets to be disposed of be reported at the lower of the asset carrying amount or fair value, less cost to sell.

     Effective September 30, 1995, the Company adopted the provisions of SFAS
121. Adoption of the statement had no impact on financial condition or net earnings.

     In October 1995, the Financial Accounting Standards Board issued
SFAS 123 "Accounting for Stock-Based Compensation". SFAS 123 establishes a new, fair value based method of measuring stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS 123 requires disclosure in the footnotes of proforma net earnings and earnings per share information as if the fair value based method had been adopted. Adoption of SFAS 123 is required for no later than the Company's year ending September 30, 1997. The Company has not yet determined if it will adopt the fair value based method of accounting for stock-based compensation for purposes of preparing its basic financial statements.


2.   RECEIVABLES AND CONTRACT COSTS
     ------------------------------

     Accounts receivable, current, are net of allowances for doubtful accounts of $64,000 and $26,000 as of September 30, 1995 and 1994, respectively. Included in accounts receivable are contract retainage balances of $546,000 and $315,000 as of September 30, 1995 and 1994, respectively. These balances are expected to be collected within one year, specifically within 45 days after the related contracts have received final acceptance and approval.

     Included in other assets are long-term notes and other receivables of $642,000 and $341,000, net of an allowance for doubtful accounts of $267,000, as of September 30, 1995 and 1994, respectively.

     Costs and estimated earnings on uncompleted contracts are as follows:

                                                              September 30,
                                                        -----------------------
                                                            1995         1994
                                                            ----         ----

Costs incurred on uncompleted contracts                 $3,950,000   $4,687,000
Estimated earnings                                       1,723,000    1,600,000
                                                        ----------   ----------
                                                         5,673,000    6,287,000
Less billings to date                                    5,996,000    6,340,000
                                                        ----------    ---------

                                                        $ (323,000)  $  (53,000)
                                                        ==========   ==========

     Costs and estimated earnings on uncompleted contracts are included in the consolidated balance sheets under the following captions:

                                                   September 30,
                                               ---------------------
                                                  1995        1994
                                                  ----        ----
Costs and estimated earnings in excess
  of billings on uncompleted contracts         $ 113,000  $ 198,000
Billings in excess of costs and
  estimated earnings on uncompleted contracts   (436,000)  (251,000)
                                               ---------  ---------

                                               $(323,000) $( 53,000)
                                               =========  =========

3.   INVESTMENTS
     -----------

     Included in other assets are available-for-sale equity securities. The following summarizes the aggregate market value, cost, gross unrealized holding gains and losses and income tax effect of available-for-sale securities:

                                                                 September 30,
                                                             ------------------
                                                               1995       1994
                                                               ----       ----
Market value                                                 $163,000  $285,000

Cost                                                          261,000   261,000
                                                             --------  --------
Gross unrealized holding
  (losses) gains before income tax effect                     (98,000)   24,000
Income tax effect                                              33,000    (9,000)
                                                             --------  --------
  Gross unrealized holding (losses) gains, net of
      income tax effect, included in stockholders' equity    $(65,000) $ 15,000
                                                             ========  ========

     Realized losses on trading securities amounted to $68,000 in fiscal 1995, $58,000 of which was recognized as unrealized holding losses in fiscal 1994.


4.   INVESTMENT IN LAND
     ------------------

     In May 1984, the Company, through a wholly-owned subsidiary, acquired a 50.1% interest in approximately 10,800 acres of leasehold property at Kaupulehu, North Kona, on the Kona coast of the Island of Hawaii. The Company's interest and the remaining leasehold interest in the property were contributed to a joint venture, Kaupulehu Developments, in which the Company has a 50.1% controlling interest. Kaupulehu Developments subsequently obtained the rezoning of approximately 620 acres of such leasehold property to urban for both state and county purposes to allow for two hotel sites, two golf courses, several residential sites interspersed around and within the planned golf courses and one commercial site. Kaupulehu Developments granted options to independent third parties to acquire the leasehold interest for the development of the hotel, commercial, golf course and residential sites, comprising the approximately 620 acre property, the approximately 2,180 acres zoned conservation adjoining the approximately 620 acre urban area and the approximately 8,000 acre upland portion.

     In fiscal 1989 and 1990, options were exercised with respect to hotel and golf course sites, the commercial site and the approximately 8,000 acre upland portion.

     In fiscal 1991, Kaupulehu Developments entered into no land transactions.

     In fiscal 1992, Kaupulehu Developments entered into definitive agreements with Kaupulehu Makai Venture. Kaupulehu Makai Venture succeeded to all development rights and obligations previously held by other independent third parties. The managing general partner of Kaupulehu Makai Venture is an affiliated company of Kajima Corporation of Japan. There is no affiliation between Kaupulehu Makai Venture or its predecessors and the Company. Kaupulehu Developments received cash consideration in partial payment for the residential sites in fiscal 1992. This transaction resulted in a pre-tax gain, net of minority interests, of $2,410,000.

     In fiscal 1994, Kaupulehu Developments submitted a petition to the State Land Use Commission to reclassify approximately 1,000 acres of the approximate 2,180 acres zoned conservation. Kaupulehu Developments seeks to have the 1,000 acres rezoned to permit the development of golf courses and residential sites. In December 1994, the State Land Use Commission began the public hearing process of the rezoning petition; this process is currently ongoing.

     In fiscal 1995, 1994 and 1993, Kaupulehu Developments entered into no land transactions.

     In April 1995, the option under which Kaupulehu Makai Venture could have acquired Kaupulehu Developments' leasehold interest in approximately 2,180 leasehold acres of conservation zoned property in North Kona, Hawaii expired, unexercised. Costs, inclusive of capitalized interest, applicable to the rezoning of the approximately 1,000 acres of the aforementioned 2,180 acres of conservation zoned property incurred subsequent to April 1995 are capitalized.

     Kaupulehu Makai Venture has completed a significant amount of the construction of the first golf course, hotel and condominiums and related infrastructure in the 620 acre urban area. The golf course is virtually complete and is expected to open in early 1996. The hotel is expected to open in late 1996.

     At September 30, 1995, the real estate position (i.e. leasehold interests and related development rights) held by Kaupulehu Developments consists of the approximately 2,180 leasehold acres zoned conservation and development rights with respect to lands zoned residential in the adjacent 620 acre urban area.
The residential lands are under option to Kaupulehu Makai Venture. This option, if exercised, entitles the Company to receive $16,157,000 in connection with its 50.1% interest in Kaupulehu Developments. The residential site option expires on April 30, 2007; however, this option will expire sooner unless 20% of the consideration is received on or before December 31, 1999 and 50% of the then remaining consideration is received on or before April 30, 2003. There is no assurance that this option or any portion of it will be exercised.

5.   LONG-TERM DEBT
     --------------

     The Company has a credit facility at the Royal Bank of Canada, a Canadian bank, for Canadian (referred to herein as "C") $16,000,000 or its U.S. dollar equivalent of approximately $11,900,000 at September 30, 1995. Borrowings under this facility were $9,100,000 and $10,600,000 at September 30, 1995 and September 30, 1994, respectively, and are included in long-term debt.

     The facility is available in U.S. dollars at the London Interbank Offer Rate ("LIBOR") plus 3/4%, at U.S. prime plus 1/2%, or in Canadian dollars at Canadian prime plus 1/2%. Under the financing agreement, the facility is reviewed annually, with the next review planned for February 1996. Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a 6-year term loan by the bank. If the facility is converted to a 6-year term loan, the Company has agreed to the following repayment schedule of the then outstanding loan balance: year 1-26%; year 2-24%; year 3-17%; year 4-15%; year 5-12% and year 6-6%.

     The Company has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan. During the year ended September 30, 1995, the Company paid interest at rates ranging from 4.563% to 6.875%. At September 30, 1995, the rate was 6.625%. The facility is collateralized by the Company's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties. The facility is reviewed annually based primarily on the future cash flows related to the Company's oil and natural gas properties. No compensating bank balances are required on any of the Company's indebtedness.
At September 30, 1995, the Company had unused credit available under this facility of approximately $2,800,000.

     In June 1995, the Company issued $2,000,000 of convertible notes due
July 1, 2003. $400,000 of such notes were purchased by Mr. Kinzler, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, $200,000 were purchased by Mr. Anderson, a director, $200,000 were purchased by Dr. Magaro, a 15.9% shareholder of the Company, $100,000 were purchased by Dr. Sudarsky, a 9.2% shareholder of the Company, and $1,000,000 were purchased by Ingalls and Snyder Value Partners, L.P., a 7.5% shareholder of the Company. The notes are payable in 20 consecutive equal quarterly installments beginning in October 1998. Interest is payable quarterly at an initial rate of 10% per annum until October 1, 1995, after which the interest rate will be adjusted quarterly to the greater of 10% per annum or 1% over the prime rate of interest. The notes are unsecured and convertible at any time at the holder's option into shares of the Company's common stock at a price of $20.00 per share, subject to adjustment for certain events including a stock split of, or stock dividend on, the Company's common stock. The notes are redeemable, at the option of the Company, at any time after July 1, 1997, at premiums declining 1% annually from 5% to 0% of the principal amount of the notes. These notes, amounting to $2,000,000 at September 30, 1995, are included in long-term debt.

     At September 30, 1995, the maturities of long-term debt, exclusive of the credit facility with the Canadian bank, are as follows:

                     1996                     $     -
                     1997                           -
                     1998                           -
                     1999                        400,000
                     2000                        400,000
                     Thereafter                1,200,000
                                              ----------
                                              $2,000,000
                                              ==========

     The Company capitalized interest related to its investment in land for the year ended September 30, 1995. Interest expense for the year ended
September 30, 1995 is as follows:

Interest incurred                                     $ 769,000
Less interest capitalized on
   investment in land                                    13,000
                                                      ---------
Interest expense                                      $ 756,000
                                                      =========

6.   TAXES ON INCOME
     ---------------
     The components of earnings/(loss) from continuing operations before income taxes and cumulative effect of accounting change are as follows:

                         Year ended September 30,
                 -----------------------------------------
                     1995          1994          1993
                 -----------   -----------   -----------

United States    $(1,444,000) $(1,446,000)    $ (980,000)
Canadian           2,786,000    6,969,000      4,826,000
                 -----------  -----------     ----------

                 $ 1,342,000  $ 5,523,000     $3,846,000
                 ===========  ===========     ==========

     The components of the provision for income taxes related to the above earnings/(loss) are as follows:

                                               Year ended September 30,
                                         ------------------------------------
                                            1995         1994         1993
                                         ----------   ----------   ----------
Current:
  United States - Federal                $1,069,000  $  170,000   $    6,000
  United States - State and local           241,000        -            -
                                         ----------  ----------   ----------
    United States - total                 1,310,000     170,000        6,000

  Canadian                                  904,000   2,269,000    1,256,000
                                         ----------  ----------   ----------
    Total current                         2,214,000   2,439,000    1,262,000
                                         ----------  ----------   ----------
Deferred:
  United States                          (1,420,000)    (60,000)    (234,000)
  Canadian                                 (102,000)    624,000      704,000
                                         ----------  ----------   ----------
    Total deferred                       (1,522,000)    564,000      470,000
                                         ----------  ----------   ----------
                                         $  692,000  $3,003,000   $1,732,000
                                         ==========  ==========   ==========

     For fiscal 1995, $33,000 of deferred income tax benefit related to the unrealized holding loss on available for sale securities is reflected as a credit to stockholders' equity. For fiscal 1994, $9,000 of deferred income tax expense related to the unrealized holding gain on available for sale securities is reflected as a charge to stockholders' equity.

     As discussed in Note 1, the Company adopted SFAS 109 effective
October 1, 1992. The cumulative effect of the change in accounting method (for years prior to fiscal 1993, which were not restated) increased net earnings by $800,000 in fiscal 1993.

     A reconciliation between the reported provision for income taxes and the amount computed by multiplying the earnings from continuing operations before income taxes and cumulative effect of accounting change by the United States federal tax rate is as follows:
                                                Year ended September 30,
                                          ------------------------------------
                                             1995         1994         1993
                                          ----------   ----------   ----------


Tax computed by applying statutory rate  $  470,000   $1,933,000   $1,336,000
Effect of foreign tax
   provision on the total tax provision     206,000      960,000      428,000
Other                                        16,000      110,000      (32,000)
                                         ----------   ----------   ----------

                                         $  692,000   $3,003,000   $1,732,000
                                         ==========   ==========   ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1995 and 1994 are as follows:

Deferred income tax assets:                          1995          1994
                                                 ------------  ------------

  Tax basis in land in excess of book basis      $ 1,106,000   $ 1,018,000
  Write-off of asset not deducted for tax            148,000       148,000
  U.S. tax effect of deferred Canadian taxes       2,049,000     2,042,000
  Foreign tax credit carryforward                    319,000       336,000
  Other                                              520,000       433,000
                                                  ----------   -----------
    Total gross deferred tax assets                4,142,000     3,977,000
    Less-valuation allowance                      (2,368,000)   (2,378,000)
                                                  ----------   -----------
  Net deferred tax assets                          1,774,000     1,599,000
                                                  ----------   -----------


Deferred tax liabilities:
  Option proceeds received on investment
    in land                                          (25,000)   (1,643,000)
  Property and equipment tax depreciation
    and depletion in excess of book               (6,028,000)   (6,005,000)
  Other                                             (438,000)     (219,000)
                                                 -----------   -----------
  Total deferred tax liabilities                  (6,491,000)   (7,867,000)
                                                 -----------   -----------


Net deferred income tax liability                $(4,717,000)  $(6,268,000)
                                                 ===========   ===========

     The net change in the total valuation allowance for the years ended September 30, 1995 and 1994 was a $10,000 decrease and $537,000 increase, respectively. The increase for fiscal 1994 was due to $201,000 of additional Canadian deferred income taxes and $336,000 of foreign tax credit carryforwards for which the Company did not provide a U.S. tax benefit.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance for the Canadian tax deductions and foreign tax credits which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. earnings will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted for U.S. tax purposes. Net deferred tax assets will primarily be realized through the deduction of the cost basis in investment in land against proceeds from investment in land for tax purposes. Under the cost recovery accounting method, this cost basis has already been expensed for book purposes.

7.   PENSION PLAN
     ------------

     The Company has a noncontributory defined benefit pension plan covering substantially all employees, with benefits based on years of service and the employee's highest consecutive five-year average earnings. The Company's funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future. The plan assets consist primarily of listed government mortgages.

     The funded status of the pension plan and the amounts recognized in the consolidated financial statements is as follows:

                                              Year ended September 30,
                                            ---------------------------
                                                1995           1994
                                            ------------   ------------

Accumulated benefit obligation, including
  vested benefits of $1,482,000 and
  $1,363,000, respectively                  $ 1,530,000    $ 1,416,000
                                            ===========    ===========

Projected benefit obligation for service
  rendered to date                          $(1,925,000)   $(1,790,000)

Plan assets at fair market value              1,815,000      1,669,000
                                            -----------    -----------

Plan assets less than
  projected benefit obligation                 (110,000)      (121,000)

Unrecognized net gain from past
  experience different from that assumed
  and effects of changes in assumptions          (7,000)       (21,000)

Unrecognized prior service cost                  57,000        120,000

Unrecognized net asset at
  October 1, 1988 being recognized over
  12.3 years                                     (5,000)        (6,000)
                                            -----------    -----------

Accrued pension cost                        $   (65,000)   $   (28,000)
                                            ===========    ===========

     As of September 30, 1995 and 1994, the discount rate assumed in determining the actuarial present value of the projected benefit obligation was 7.5% and 8.0%, respectively.


     Net pension cost includes the following components:

                                                     Year ended September 30,
                                               --------------------------------
                                                  1995        1994       1993
                                               ----------  ----------  --------

Service cost, benefits earned during the year  $ 38,000    $138,000    $115,000
Interest cost on projected benefit obligation   126,000     135,000     127,000
Actual return on plan assets, (gain) loss      (217,000)      8,000    (104,000)
Net amortization and deferral                    90,000    (122,000)    (19,000)
                                               --------    --------    --------

Net pension cost                               $ 37,000    $159,000    $119,000
                                               ========    ========    ========

                                                     Year ended September 30,
                                                   ---------------------------
                                                  1995        1994        1993
                                                  ----        ----        ----
Assumed rate of increase in future
  compensation levels                              6.0%       6.0%        7.0%
                                                   ====       ====        ====

Expected long-term rate of return on assets        8.0%       9.0%        9.0%
                                                   ====       ====        ====

8.   COMMON STOCK
     ------------

     In March, 1995, the Company granted 20,000 non-qualified stock options to an officer of the Company at a purchase price of $19.625 per share (market price on date of grant), with 4,000 of such options vesting annually commencing one year from the date of grant. These options have stock appreciation rights which permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. The options expire ten years from the date of grant.

     In fiscal 1995 and 1994, the Company did not repurchase any shares of its common stock. In fiscal 1993, the Company repurchased 16,500 shares of its common stock from officers of the Company for $236,000, an average of $14.30 per share (market price on date of purchase). These purchases were made under a March 1991 authorization by the Company's Board of Directors. As of July 1992, repurchases on the open market were suspended; privately negotiated repurchases will continue to be made if suitable opportunities become available. At September 30, 1995, the Company could purchase an additional 19,800 shares under the March 1991 authorization.

     The Company had a stock option plan ("Option Plan") which became effective November 1981 and expired November 1991. Under the Option Plan, options to purchase a maximum of 120,000 shares of the Company's common stock could be granted to officers and key employees of the Company and its subsidiaries at prices not less than 100% of the fair market value at the date of the option grant. Options granted under this plan became exercisable 25% annually beginning one year from the date of grant and expire five or ten years from the date of grant.

     Option transactions during fiscal 1995, 1994 and 1993 are as follows:

                                                   Options
                                          ------------------------
                                           Outstanding  Exercisable
                                           -----------  -----------

Balance at September 30, 1992                 66,000      52,125

Became exercisable                              -         13,875
Exercised ($6.25 to $13.625 per share)       (20,500)    (20,500)
Canceled                                      (1,500)     (1,500)
                                             -------   ---------
Balance at September 30, 1993                 44,000      44,000

Canceled                                     (20,000)    (20,000)
                                             -------   ---------
Balance at September 30, 1994                 24,000      24,000

Issued ($19.625 per share)                    20,000        -
                                             -------   ---------

Balance at September 30, 1995                 44,000      24,000
                                             =======   =========

Exercisable options at September 30, 1995 are as follows:

                              Per share price  Number of options
                              ---------------  -----------------

                               $13.625                 14,000
                               $22.250                 10,000
                                                       ------

                                Total                  24,000
                                                       ======

9.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company is contingently liable for the repayment of loans under a $750,000 loan facility to three participants in one of the Company's oil and natural gas ventures. At September 30, 1995, the loan balance was $395,000, $100,000 of which is to an affiliate of the Company. The three participants' interests in the venture are pledged as collateral to secure repayment of the loans. The Company believes the value of the collateral is significantly in excess of the loan balance.

     The Company has several operating leases for office space. Rental expense was $392,000 in 1995, $386,000 in 1994 and $299,000 in 1993. The Company is
committed under several non-cancelable operating leases for office and other space with minimum rental payments summarized by fiscal year period as follows:
1996 - $360,000, 1997 - $339,000, 1998 - $349,000, 1999 - $361,000, 2000 -
$362,000 and thereafter an aggregate of $1,888,000.

     The Company has committed to construct $200,000 of improvements at its yard at Sand Island on Oahu, Hawaii, by June 1997.


10.  SEGMENT AND GEOGRAPHIC INFORMATION
     ----------------------------------

     The Company operates in three industries: oil and natural gas exploration, development and production, contract drilling and land investment.

     Segment information is as follows:

                                         Depreciation,
YEAR ENDED                               depletion and    Operating       Capital
SEPTEMBER 30, 1995           Revenues     amortization  Profit/(loss)  expenditures
------------------          ----------   -------------  -------------  ------------
Oil and natural gas        $10,520,000   $   2,658,000   $  4,489,000  $  3,434,000
Contract drilling            3,770,000         317,000        563,000        83,000
Land investment                   -               -              -          293,000
Corporate and other            420,000         128,000        292,000       120,000
                           -----------   -------------   ------------  ------------
Total                      $14,710,000   $   3,103,000      5,344,000  $  3,930,000
                           ===========   =============                 =============

General and administrative expenses                        (3,596,000)
Interest expense (net of interest
  income of $240,000)                                        (516,000)
Minority interest in losses                                   286,000
Foreign exchange losses                                      (176,000)
                                                         -------------

Earnings before income taxes                             $  1,342,000
                                                         ============

                                         Depreciation,
YEAR ENDED                               depletion and    Operating       Capital
SEPTEMBER 30, 1994           Revenues     amortization  Profit/(loss)  expenditures
------------------          ----------   -------------  -------------  ------------

Oil and natural gas        $13,950,000   $   2,361,000   $  8,401,000  $  5,350,000
Contract drilling            5,090,000         441,000        508,000        94,000
Land investment                   -               -              -             -
Corporate and other            760,000          95,000        665,000       293,000
                           -----------   -------------   ------------  ------------
Total                      $19,800,000   $   2,897,000      9,574,000  $  5,737,000
                           ===========   =============                 ============

General and administrative expenses                        (4,008,000)
Interest expense (net of interest
  income of $200,000)                                        (293,000)
Minority interest in losses                                   250,000
                                                         ------------

Earnings before income taxes                             $  5,523,000
                                                         ============

                                         Depreciation,
YEAR ENDED                               depletion and    Operating       Capital
SEPTEMBER 30, 1993           Revenues     amortization  Profit/(loss)  expenditures
------------------          ----------   -------------  -------------  ------------
Oil and natural gas        $11,250,000   $   2,014,000   $  6,413,000  $  3,193,000
Contract drilling            4,570,000         463,000      1,001,000        49,000
Land investment                   -               -              -             -
Corporate and other            400,000         150,000        250,000        24,000
                           -----------   -------------   ------------  ------------
Total                      $16,220,000   $   2,627,000      7,664,000  $  3,266,000
                           ===========   =============                 ============

General and administrative expenses                        (3,810,000)
Interest expense (net of interest
  income of $500,000)                                        (133,000)
Minority interest in losses                                   265,000
Foreign exchange losses                                      (140,000)
                                                           -----------
Earnings from continuing operations
  before income taxes and cumulative
  effect of accounting change                            $  3,846,000
                                                         ============

                                                  September 30,
                            ----------------------------------------------------
ASSETS BY SEGMENT:               1995              1994              1993
------------------         ----------------- -----------------  ----------------
Oil and gas (1)            $20,918,000   73% $21,555,000   70%  $18,625,000  66%
Contract drilling (2)        2,461,000    9%   2,881,000    9%   2,851,000   10%
Land investment (2)            648,000    2%       -        -         -       -
Other:
  Cash                       2,976,000   10%   4,198,000   14%   5,835,000   21%

  Corporate and other        1,777,000    6%   1,988,000    7%     770,000    3%
                           -----------  ---- -----------  ----  ----------  ----

Total                      $28,780,000  100% $30,622,000  100%  $28,081,000 100%
                           ===========  ==== ===========  ====  =========== ====

(1)  Primarily located in the Province of Alberta, Canada.
(2)  Located in Hawaii.

     Geographic information is as follows:

                                              September 30,
                            ----------------------------------------------------
ASSETS BY GEOGRAPHIC AREA:       1995             1994            1993
-------------------------- ----------------- ----------------- -----------------

United States              $ 6,308,000   22% $ 6,380,000   21%  $ 9,121,000  32%
Canada                      22,472,000   78%  24,242,000   79%   18,960,000  68%
                           -----------  ---- -----------  ----  ----------- ----

Total                      $28,780,000  100% $30,622,000  100%  $28,081,000 100%
                           ===========  ==== ===========  ====  =========== ====

CAPITAL EXPENDITURES BY                          September 30,
-----------------------    -----------------------------------------------------
GEOGRAPHIC AREA:                 1995              1994               1993
----------------           ----------------- -----------------   ---------------
United States              $   780,000   20% $   462,000    8%  $    73,000   2%
Canada                       3,150,000   80%   5,275,000   92%    3,193,000  98%
                           -----------  ---- -----------  ----  ----------- ----
Total                      $ 3,930,000  100% $ 5,737,000  100%  $ 3,266,000 100%
                           ===========  ==== ===========  ====  =========== ====


OPERATIONS BY GEOGRAPHIC AREA:                    Depreciation,
------------------------------                    depletion and      Operating
                                   Revenue         amortization       Profit
                                  ----------      ------------       ----------
YEAR ENDED
SEPTEMBER 30, 1995
------------------
United States                    $ 3,965,000      $    448,000       $  613,000
Canada                            10,745,000         2,655,000        4,731,000
                                  ----------      ------------       ----------
Total                            $14,710,000      $  3,103,000       $5,344,000
                                 ===========      ============       ==========

YEAR ENDED
SEPTEMBER 30, 1994
------------------
United States                    $ 5,528,000      $    489,000       $  898,000
Canada                            14,272,000         2,408,000        8,676,000
                                 -----------      ------------       ----------

Total                            $19,800,000      $  2,897,000       $9,574,000
                                 ===========      ============       ==========

YEAR ENDED
SEPTEMBER 30, 1993
------------------
United States                    $ 4,770,000      $    550,000       $1,110,000
Canada                            11,450,000         2,077,000        6,554,000
                                  ----------      ------------       ----------

Total                            $16,220,000      $  2,627,000       $7,664,000
                                 ===========      ============       ==========

     Depletion per 1,000 cubic feet of natural gas (MCF) and natural gas equivalent was $0.40 in fiscal 1995, $0.38 in fiscal 1994 and $0.34 in fiscal 1993. The increase in the per unit rate from fiscal 1994 to 1995 was due to higher finding costs in fiscal 1995 as compared to the prior years. The increase in the per unit rate from fiscal 1993 to 1994 was due to increased expenditures on natural gas plants and natural gas gathering facilities.

     In fiscal 1995, the Company had one significant customer, ProGas, Limited, which accounted for 15% of the Company's oil and natural gas sales. In fiscal 1994, the Company had one significant customer, Pacific Gas & Electric, which accounted for 10% of the Company's oil and natural gas sales, exclusive of the $1,586,000 decontracting payment. A contract with a Canadian company, Alberta and Southern Gas Co., Ltd., a wholly-owned subsidiary of Pacific Gas & Electric, a Northern California electric utility, for the sale of natural gas accounted for approximately 22% of the Company's total oil and natural gas sales in fiscal 1993.

     The Company's contract drilling subsidiary derived 28%, 40% and 78% of its contract drilling revenues in fiscal 1995, 1994 and 1993, respectively, pursuant to State of Hawaii and local county contracts.


11.  CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     For the fiscal year ended September 30, 1995, 28% of the contract drilling revenues were derived from the State of Hawaii and local county entities. Accounts receivable from the State of Hawaii and local county entities totaled approximately $212,000 at September 30, 1995. The Company has lien rights on contracts with the State of Hawaii and local county entities. For the year ended September 30, 1995, there was one significant customer for the oil and natural gas segment. The Company had a receivable balance at September 1995 from this customer of approximately $110,000. Historically, the Company has not incurred any significant credit related losses on its trade receivables, and management does not believe significant credit risk related to these trade receivables exists at September 30, 1995.


12.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     ------------------------------------------------------


     The following is a summary of unaudited quarterly results of operations for the years ended September 30, 1995 and 1994:

Year ended September 30, 1995:                  Quarter ended
----------------------------- -------------------------------------------------
                              December 31    March 31    June 30   September 30
                              -----------  ----------  ---------   ------------

Revenues                      $4,390,000   $3,730,000  $3,290,000    $3,540,000
                              ===========  ==========  ==========    ==========

Operating income              $1,708,000   $1,252,000  $1,226,000    $1,158,000
                              ===========  ==========  ==========    ==========

Net earnings                  $  200,000   $  140,000  $  140,000    $  170,000
                              ===========  ==========  ==========    ==========

Net earnings per share:       $     0.15   $     0.11  $     0.11    $     0.13
                              ===========  ==========  ==========    ==========

Year ended September 30, 1994:                 Quarter ended
----------------------------- -------------------------------------------------
                              December 31    March 31    June 30   September 30
                              -----------  ----------  ---------   ------------

Revenues                      $5,840,0001  $5,540,000  $4,490,000    $4,130,000
                              ===========  ==========  ==========    ==========

Operating income              $3,580,000   $2,505,000  $2,095,000    $1,394,000
                              ===========  ==========  ==========    ==========

Net earnings                  $1,350,000   $  470,000  $  370,000    $  330,000
                              ===========  ==========  ==========    ==========

Net earnings per share:       $     1.02   $     0.36  $     0.28    $     0.24
                              ===========  ==========  ==========    ==========

13.  OIL AND NATURAL GAS REVENUES
     ----------------------------

     In compliance with certain regulatory events and orders in the U.S. and Canada affecting the sale and delivery of Canadian natural gas supplies to the California market, the Company's Dunvegan natural gas purchase, sales and transportation agreements with Alberta and Southern Gas Co., Ltd., were terminated on November 1, 1993. As a result of these contract terminations, the Company received a compensatory payment of U.S. $1,586,000 on November 1, 1993. This payment was included in Revenues - oil and natural gas in the consolidated statement of operations for the year ended September 30, 1994.

14.  DISCONTINUED OPERATIONS
     -----------------------
     In 1994, the Company transferred its 25% limited partnership interests in Pacific Tropical Products ("PTP") and Orchard Development ("Orchard"), which had a carrying value of nil, to Mr. Anderson, a director and shareholder of the Company ("Anderson") in consideration for the release of the Company's future obligations with respect to PTP and Orchard. Accordingly, operating results related to the food product segment have been reclassified and included in the statement of operations as discontinued operations.

     There were no revenues, expenses nor income taxes allocable to discontinued operations for fiscal 1994. In fiscal 1993, the Company transferred its ownership of the two subsidiaries (together the "Subsidiaries") that held general partner ownership interests in PTP and Orchard to Anderson whereupon the Company was relieved of the Subsidiaries' liabilities and recorded a gain of $617,000 which represented the Company's proportionate share of the partnerships' excess liabilities over assets at December 31, 1992. Simultaneously in fiscal 1993, the partnerships each issued a 25% limited partnership interest to a wholly-owned subsidiary of the Company, in consideration for the Company's agreement to provide certain accounting and operational services to the partnerships for a period of six months. The earnings from discontinued food products operations of $296,000 for fiscal 1993 represents the aforementioned gain on the transfer of ownership of the Company's general partnership interest in PTP and Orchard less the Company's share of the fiscal 1993 losses of PTP and Orchard, net of income taxes. Revenues and income taxes allocable to discontinued operations for fiscal 1993 amounted to $620,000 and $152,000, respectively.

15.  SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION
     -------------------------------------------------


     The following details the effect of changes in current assets and liabilities on the statements of cash flows and supplemental disclosure of cash flow information:
                                                      Year ended September 30,
                                              ----------------------------------------
                                                 1995         1994           1993
                                                 ----         ----           ----

Increase (decrease) from changes in:
Proceeds from sale of trading securities     $   958,000   $     -       $     -
Purchase of trading securities                     -          (978,000)        -
Receivables                                      131,000      (619,000)    1,152,000
Costs and estimated earnings in excess
  of billings on uncompleted contracts            85,000        (4,000)      129,000
Inventories                                        7,000       (24,000)        1,000
Other current assets                              62,000      (152,000)       (4,000)
Accounts payable                                (457,000)      366,000       177,000
Accrued expenses                                (272,000)       52,000      (561,000)
Billings in excess of costs and
  estimated earnings on uncompleted
  contracts                                      185,000      (213,000)      102,000
Payable to joint interest owners                 118,000      (315,000)      265,000
Income taxes payable                            (838,000)      492,000       183,000
                                             -----------   -----------    ----------
  (Decrease) increase from changes
    in current assets and liabilities        $   (21,000)  $(1,395,000)   $1,444,000
                                             ===========   ===========    ==========

Supplemental disclosure of cash flow information
Cash paid during the year for:
  Interest                                   $   764,000   $   471,000    $  721,000
                                             ===========   ===========    ==========

  Income taxes                               $ 3,288,000   $ 1,914,000    $1,078,000
                                             ===========   ===========    ==========

16.  SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION
     ---------------------------------------------

     The following tables summarize information relative to the Company's oil and natural gas operations, which are substantially all conducted in Canada. Proved reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed producing oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimated net interests in total proved developed and proved developed producing reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

 (A) Oil and Natural Gas Reserves (Unaudited)
     ----------------------------------------

     The following table, based on information prepared by independent petroleum engineers, Paddock Lindstrom and Associates, Ltd., summarizes changes in the estimates of the Company's net interests in total proved developed reserves of crude oil and condensate and natural gas ("MCF" means 1,000 cubic feet of natural gas) which are substantially all in Canada:

                                                    OIL         GAS
Proved developed reserves:                       (Barrels)     (MCF)
                                                ----------   ----------

Balance at September 30, 1992                   2,179,000    48,184,000

  Revisions of previous estimates                 102,000     1,460,000
  Extensions, discoveries and other additions     188,000     5,573,000
  Less production                                (247,000)   (4,506,000)
                                                ----------   ----------

Balance at September 30, 1993                   2,222,000    50,711,000

  Revisions of previous estimates                 132,000      (775,000)
  Extensions, discoveries and other additions     366,000     6,890,000
  Less production                                (272,000)   (4,679,000)
  Sales of reserves in place                      (21,000)     (297,000)
                                                ---------    ----------

Balance at September 30, 1994                   2,427,000    51,850,000

  Revisions of previous estimates                 101,000     1,356,000
  Extensions, discoveries and other additions      97,000     1,041,000
  Less production                                (296,000)   (4,916,000)
  Sales of reserves in place                      (33,000)   (2,585,000)
                                                ---------    ----------

Balance at September 30, 1995                   2,296,000    46,746,000
                                                =========    ==========

                                                    OIL         GAS
Proved developed producing reserves at:          (Barrels)     (MCF)
                                                ----------   ---------

September 30, 1992                               1,975,000   34,417,000
                                                 =========   ==========

September 30, 1993                               2,005,000   35,895,000
                                                 =========   ==========

September 30, 1994                               2,133,000   34,624,000
                                                 =========   ==========

September 30, 1995                               2,025,000   31,700,000
                                                 =========   ==========

     Included in the above tables are proved developed producing reserves in the U.S. of 59,000 barrels of oil and 40,000 MCF at September 30, 1995.


(B)  Capitalized Costs Relating to Oil and Natural Gas Producing Activities
     ----------------------------------------------------------------------


                                        September 30,
                          ---------------------------------------
                             1995          1994          1993
                          -----------   -----------   -----------

Proved properties         $35,438,000   $32,562,000   $27,956,000

Unproved properties         2,361,000     2,279,000     1,914,000
                          -----------   -----------   -----------

Total capitalized costs    37,799,000    34,841,000    29,870,000

Accumulated depletion
  and depreciation         18,644,000    15,897,000    13,612,000
                          -----------   -----------   -----------

Net capitalized costs     $19,155,000   $18,944,000   $16,258,000
                          ===========   ===========   ===========

(C)  Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and
     ---------------------------------------------------------------------------
     Development
     -----------


                                   Year ended September 30,
                             ------------------------------------
                                1995         1994         1993
                             ----------   ----------   ----------

Acquisition of properties:

  Unproved                   $  176,000  $  589,000   $   85,000
                             ==========  ==========   ==========

  Proved                     $  152,000  $  292,000   $  144,000
                             ==========  ==========   ==========

Exploration costs            $  273,000  $1,662,000   $  712,000
                             ==========  ==========   ==========

Development costs            $2,833,000  $2,807,000   $2,252,000
                             ==========  ==========   ==========

     Included in the table above are capital expenditures of $112,000 and $336,000 in fiscal 1994 and 1995, respectively, in the United States.


(D)  The Results of Operations of Barnwell's Oil and Natural Gas Producing
     ----------------------------------------------------------------------
     Activities, Which Exclude Corporate Overhead and Interest and, in Fiscal
     ------------------------------------------------------------------------
     1994, Contract Termination Fees of $1,586,000
     ---------------------------------------------

                                        Year ended September 30,
                                ---------------------------------------
                                    1995          1994          1993
                                -----------   -----------   -----------

Gross revenues                  $11,367,000   $14,321,000   $12,904,000
Royalties, net of credit            847,000     1,957,000     1,654,000
                                -----------   -----------   -----------

Net revenues                     10,520,000    12,364,000    11,250,000

Production costs                  3,373,000     3,188,000     2,756,000

Depletion and depreciation        2,658,000     2,361,000     2,014,000
                                -----------   -----------   -----------

Pre-tax results of operations     4,489,000     6,815,000     6,480,000

Estimated income tax expense      2,338,000     3,634,000     2,941,000
                                -----------   -----------   -----------

Results of operations           $ 2,151,000   $ 3,181,000   $ 3,539,000
                                ===========   ===========   ===========

     Revenues of $160,000 were received in fiscal 1995 from U.S. oil and natural gas properties; no revenues were received in fiscal 1994 or fiscal 1993 from U.S. properties.

(E)  Standardized Measure, Including Year-to-Year Changes Therein, of Discounted
     ---------------------------------------------------------------------------
     Future Net Cash Flows (Unaudited)
     ---------------------------------

     The following tables have been developed pursuant to procedures prescribed by SFAS 69, and utilize reserve and production data estimated by petroleum engineers. The information may be useful for certain comparison purposes but should not be solely relied upon in evaluating the Company or its performance. Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value.

     The future cash flows are based on sales prices, costs, and statutory income tax rates in existence at the dates of the projections. Material revisions to reserve estimates may occur in the future, development and production of the oil and natural gas reserves may not occur in the periods assumed and actual prices realized and actual costs incurred are expected to vary significantly from those used. Management does not rely upon this information in making investment and operating decisions; rather, those decisions are based upon a wide range of factors, including estimates of probable reserves as well as proved reserves and price and cost assumptions different than those reflected herein.

Standardized Measure of Discounted Future Net Cash Flows
--------------------------------------------------------

                                                    As of September 30,
                                        -------------------------------------------
                                            1995            1994            1993
                                        ------------    -----------     -----------

Future cash inflows                     $ 74,143,000    $107,440,000    $96,798,000

Future production costs                  (25,690,000)    (30,147,000)   (24,531,000)

Future development costs                  (2,289,000)     (2,668,000)    (1,322,000)
                                        -------------    -----------    -----------

Future net cash flows before income
  taxes                                   46,164,000      74,625,000     70,945,000

Future income tax expenses               (12,341,000)    (22,677,000)   (22,451,000)
                                        ------------    ------------    -----------

Future net cash flows                     33,823,000      51,948,000     48,494,000

10% annual discount for timing of
  cash flows                             (13,473,000)    (20,686,000)   (19,358,000)
                                        ------------    ------------   ------------

Standardized measure of
  discounted future net cash flows      $ 20,350,000    $ 31,262,000   $ 29,136,000
                                        ============    ============   ============


Changes in the Standardized Measure of Discounted Future Net Cash Flows
-----------------------------------------------------------------------

                                                  Year ended September 30,
                                           ---------------------------------------
                                               1995          1994           1993
                                           -----------   ----------   -----------

Beginning of year                          $31,262,000  $29,136,000   $26,275,000
                                           -----------  -----------   -----------

Sales of oil and natural gas
  produced, net of production costs         (7,147,000)  (9,176,000)   (8,494,000)

Net changes in prices and production
  costs, net of royalties and wellhead
  taxes                                    (13,335,000)   3,214,000     2,000,000

Extensions and discoveries                     941,000    5,306,000     4,147,000

Purchases (sales) of reserves in place,
  net                                         (482,000)    (161,000)      346,000

Revisions of previous quantity estimates        63,000    1,114,000     4,044,000

Net change in Canadian dollar translation
  rate                                        (144,000)    (287,000)   (1,346,000)

Changes in the timing of
  future production and other                 (604,000)  (1,120,000)     (176,000)

Net change in income taxes                   6,413,000     (366,000)     (579,000)

Accretion of discount                        3,383,000    3,602,000     2,919,000
                                           -----------  -----------   -----------

Net change                                 (10,912,000)   2,126,000     2,861,000
                                           ------------ -----------   -----------

End of year                                $20,350,000  $31,262,000   $29,136,000
                                           ===========  ===========   ===========


Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------


Item 11.  Executive Compensation
          ----------------------


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------


     Items 10, 11, 12, and 13 are omitted pursuant to General Instructions G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 1996 Annual Meeting of Stockholders not later than 120 days after the close of its fiscal year ended September 30, 1995, which proxy statement is incorporated herein by reference.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (A) 1.    Financial Statements

  The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

      Independent Auditors' Report - KPMG Peat Marwick LLP

      Consolidated Balance Sheets - September 30, 1995 and 1994
      Consolidated Statements of Operations -
         for the three years ended September 30, 1995

      Consolidated Statements of Cash Flows -
         for the three years ended September 30, 1995

      Consolidated Statements of Stockholders' Equity - for the three years ended September 30, 1995

      Notes to Consolidated Financial Statements

      2.    Financial Statement Schedules

      Schedule II - Valuation and Qualifying Accounts and Reserves

 All other schedules have been omitted because they were not applicable, not required, or the information is included in the financial statements or notes thereto.

  (B)     Reports on Form 8-K

 There were no reports on Form 8-K filed during the three months ended September 30, 1995.

  (C)     Exhibits

   No. 3.1    Certificate of Incorporation

   No. 3.2    Amended and Restated By-Laws

   No. 4.0 Form of the Registrant's certificate of common stock, par value $.50 per share.

   No. 10.4 The Barnwell Industries, Inc. Employees' Pension Plan (restated as of October 1, 1989).

      Exhibits 3.1 and 3.2 are incorporated by reference to the Exhibits 3.3 and 3.4, respectively, to the Registrant's Form S-8 dated November 8, 1991. Exhibit 4 is incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 and as amended February 15, 1957 and February 19, 1957. Exhibit 10.4 is incorporated by reference to Form 10-K for the year ended September 30, 1989.

   No. 10.17  Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.

   No. 10.18  KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu
              Makai Venture and Kaupulehu Developments.

      Exhibits 10.17 thru 10.18 are incorporated by reference to Form 10-K for the year ended September 30, 1992.

   No. 21     Subsidiaries of the Registrant.

                           BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                              Balance at    Additions                      Balance
                               beginning   charged to                      at end
                                of year     expense     Deductions         of year
                               ----------  -----------  ----------        --------

YEAR ENDED SEPTEMBER 30, 1995:
Allowance for doubtful
  accounts - accounts
  receivable                  $   26,000   $   38,000   $     -           $ 64,000

Allowance for doubtful
  accounts - long-term notes
  receivable                     267,000         -            -            267,000
                              ----------   ----------   ----------        --------

Total allowance for doubtful
  accounts                    $  293,000   $   38,000   $     -           $331,000
                              ==========   ==========   ==========        ========

YEAR ENDED SEPTEMBER 30, 1994:

Allowance for doubtful
  accounts - accounts
  receivable                  $   26,000   $   34,000   $   34,000  (1)   $ 26,000

Allowance for doubtful
  accounts - long-term notes
  receivable                     267,000         -            -            267,000
                              ----------   ----------   ----------        --------

Total allowance for doubtful
  accounts                    $  293,000   $   34,000   $   34,000        $293,000
                              ==========   ==========   ==========        ========

YEAR ENDED SEPTEMBER 30, 1993:

Allowance for doubtful
  accounts - accounts
  receivable                  $   29,000   $     -      $    3,000  (2)   $ 26,000

Allowance for doubtful
  accounts - long-term notes
  receivable                     271,000         -           4,000  (3)    267,000
                              ----------   ----------   ----------        --------

Total allowance for doubtful
  accounts                    $  300,000   $     -      $    7,000        $293,000
                              ==========   ==========   ==========        ========

  (1)     Accounts written off less recoveries.
  (2)     Effect of change in the Canadian dollar exchange rate.
  (3)     Collections.



                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           BARNWELL INDUSTRIES, INC.
                                  (Registrant)



                                /s/Morton H. Kinzler
                             By:   Morton H. Kinzler
                                   Chief Executive Officer,
                                   President and
                                   Chairman of the Board



Date:    December 5, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Russell M. Gifford
RUSSELL M. GIFFORD
Chief Financial Officer, Vice President

Date:    December 5, 1995


/s/ Morton H. Kinzler
MORTON H. KINZLER
Chief Executive Officer,
President and Director

Date:    December 5, 1995


/s/ Martin Anderson                       /s/ Alan D. Hunter
MARTIN ANDERSON, Director                 ALAN D. HUNTER, Director
Date:  December 5, 1995                   Date:  December 5, 1995


/s/ H. Whitney Boggs, Jr.                 /s/ Daniel Jacobson
H. WHITNEY BOGGS, JR., Director           DANIEL JACOBSON, Director
Date:  December 5, 1995                   Date:  December 5, 1995


/s/ Barry E. Emes                         /s/ William C. Warren
BARRY E. EMES, Director                   WILLIAM C. WARREN, Director
Date:  December 5, 1995                   Date:  December 5, 1995


/s/ Erik Hazelhoff-Roelfzema              /s/ Glenn Yago
ERIK HAZELHOFF-ROELFZEMA, Director        GLENN YAGO, Director
Date:  December 5, 1995                   Date:  December 5, 1995