Form 10QSB
period 1995-12-31
BARNWELL INDUSTRIES INC
filed 1996-02-08
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---
          Exchange Act of 1934 for the Quarterly Period Ended December 31, 1995

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

 As of February 8, 1996 there were 1,322,052 shares of common stock, par value
                              $0.50, outstanding.

                           BARNWELL INDUSTRIES, INC.
                           -------------------------

                                AND SUBSIDIARIES
                                ----------------

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         December 31, 1995 and September 30, 1995 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings three months ended December 31, 1995 and 1994 (Unaudited)

         Condensed Consolidated Statements of Cash Flows three months ended December 31, 1995 and 1994 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

Signature

                           BARNWELL INDUSTRIES, INC.
                           -------------------------
                                AND SUBSIDIARIES
                                ----------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                         (Unaudited, see Note A below)

                                                      December 31,    September 30,
                                                          1995            1995
                                                      ------------    -------------
ASSETS
------
CURRENT ASSETS:
  Cash                                                $  3,113,000    $  2,976,000
  Accounts receivable                                    2,472,000       2,485,000
  Other current assets                                     864,000         663,000
                                                      ------------    ------------
    TOTAL CURRENT ASSETS                                 6,449,000       6,124,000

INVESTMENT IN LAND                                         762,000         648,000

OTHER ASSETS                                             1,065,000       1,011,000

NET PROPERTY AND EQUIPMENT                              21,410,000      20,997,000
                                                      ------------    ------------
    TOTAL ASSETS                                      $ 29,686,000    $ 28,780,000
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                    $  1,954,000    $  1,065,000
  Accrued expenses                                         632,000         523,000
  Other current liabilities                              1,059,000         893,000
                                                      ------------    ------------
    TOTAL CURRENT LIABILITIES                            3,645,000       2,481,000
                                                      ------------    ------------

LONG-TERM DEBT                                          11,100,000      11,100,000
                                                      ------------    ------------

DEFERRED INCOME TAXES                                    4,528,000       4,837,000
                                                      ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.50 a share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                               821,000         821,000
  Additional paid-in capital                             3,103,000       3,103,000
  Retained earnings                                     13,191,000      12,891,000
  Foreign currency translation adjustments and other    (1,997,000)     (1,748,000)
  Treasury stock, at cost, 320,745 shares               (4,705,000)     (4,705,000)
                                                      ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                          10,413,000      10,362,000
                                                      ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 29,686,000    $ 28,780,000
                                                      ============    ============

Note A: The condensed consolidated balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

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

                                                     Three months ended
                                                        December 31,
                                              -------------------------------
                                                    1995             1994
                                                    ----             ----
Revenues:
  Oil and natural gas                         $   2,470,000    $   2,910,000
  Contract drilling                                 740,000        1,320,000
  Interest income and other                         210,000          160,000
                                              -------------    -------------
                                                  3,420,000        4,390,000
                                              -------------    -------------
Costs and expenses:
  Oil and natural gas operating                     920,000          855,000
  Contract drilling operating                       528,000        1,015,000
  General and administrative                        801,000        1,071,000
  Depreciation, depletion and amortization          867,000          750,000
  Interest expense                                  212,000          152,000
  Minority interest in losses                       (10,000)        (138,000)
                                              -------------    -------------
                                                  3,318,000        3,705,000
                                              -------------    -------------

Earnings before income taxes                        102,000          685,000

Income tax (benefit) provision                     (198,000)         485,000
                                              -------------    -------------

NET EARNINGS                                        300,000          200,000

Retained earnings - beginning of period          12,891,000       12,439,000

Cash dividends declared                               -              (99,000)
                                              -------------    -------------

Retained earnings - end of period             $  13,191,000    $  12,540,000
                                              =============    =============

NET EARNINGS PER COMMON SHARE                         $0.23            $0.15
                                                      =====            =====

Cash dividends declared per share                     $ -             $0.075
                                                      =====           ======

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

                                                          Three months ended
                                                              December 31,
                                                          -------------------
                                                           1995          1994
                                                          -----          ----
Cash Flows from Operating Activities:
  Net earnings                                        $   300,000   $   200,000
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation, depletion, and amortization             867,000       750,000
    Deferred income taxes                                (243,000)       67,000
    Minority interest in losses                           (10,000)     (138,000)
                                                      -----------   -----------
                                                          914,000       879,000
    All other                                           1,000,000      (943,000)
                                                      -----------   -----------
      Net cash provided by (used in) operating
       activities                                       1,914,000       (64,000)
                                                      -----------   -----------
Cash Flows from Investing Activities:
  Capital expenditures - oil and natural gas           (1,563,000)     (958,000)
  Additions to investment in land                        (124,000)         -
  Capital expenditures - contract drilling and other      (41,000)      (79,000)
  Increase in long-term receivables and other assets      (43,000)       (2,000)
                                                      -----------   -----------

      Net cash used in investing activities            (1,771,000)   (1,039,000)
                                                      -----------   -----------
Net Cash Provided by Financing Activity:
  Contributions from minority interest owner               20,000          -
                                                      -----------   -----------

      Net cash provided by financing activity              20,000          -
                                                      -----------   -----------

Effect of exchange rate changes on cash                   (26,000)      (92,000)
                                                      -----------   -----------

Net increase (decrease) in cash                           137,000    (1,195,000)
Cash at beginning of period                             2,976,000     4,198,000
                                                      -----------   -----------

Cash at end of period                                 $ 3,113,000   $ 3,003,000
                                                      ===========   ===========


Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                          $   186,000   $   178,000
                                                      ===========   ===========

    Income taxes                                      $    77,000   $ 1,351,000
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

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The Condensed Consolidated Balance Sheet as of December 31, 1995, and the Consolidated Statements of Operations and Retained Earnings and the Condensed Consolidated Statements of Cash Flows for the three months ended
December 31, 1995 and 1994 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1995 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1995 has been derived from audited financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 annual report to stockholders. The results of operations for the period ended
December 31, 1995 are not necessarily indicative of the operating results for the full year.

2.   EARNINGS PER COMMON SHARE
     -------------------------

     Primary earnings per share are based on the weighted average number of outstanding common shares during the period. The primary weighted average number of outstanding shares was 1,322,052 for the quarters ended
December 31, 1995 and 1994. Fully diluted earnings per share are not presented because dilution is less than 3%.

3.   INCOME TAXES
     ------------

     The components of the provision for income taxes for the three months ended December 31, 1995 and 1994 are as follows:

                                         Three months ended
                                            December 31,
                                      ------------------------
                                         1995          1994
                                      ----------    ----------
                 Current - U.S.       $    5,000    $   30,000
                 Current - Foreign        40,000       388,000
                                      ----------    ----------
                 Total - Current          45,000       418,000
                                      ----------    ----------

                 Deferred - U.S.          (5,000)      (30,000)
                 Deferred - Foreign     (238,000)       97,000
                                      ----------    ----------
                 Total - Deferred       (243,000)       67,000
                                      ----------    ----------
                                      $ (198,000)   $  485,000
                                      ==========    ==========

     In November 1995, officials of the U.S. and Canada formally ratified a new agreement amending the Canada-U.S. Tax Treaty that reduces the Canadian Branch tax, effective January 1, 1996, from 10% to 6% and, effective January 1, 1997, to 5%. This change resulted in the recognition of a deferred income tax benefit of $290,000 in the three months ended December 31, 1995.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS
       -------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net cash flows provided by operating activities for the three months ended December 31, 1995 totaled $1,914,000, as compared to $64,000 of net cash flows used in operating activities for the first three months of the prior year. Essentially all (97%) of the increase in cash flows from operating activities was due to changes in the Company's non-cash working capital accounts. In the current period, there was a $903,000 increase in accounts payable, primarily representing oil and natural gas capital expenditures not yet paid at December 31, 1995. Additionally, in the prior year period there was a $943,000 use of cash due primarily to the payment of accrued income taxes.

     Barnwell's consolidated cash and working capital at December 31, 1995 was $3,113,000 and $2,804,000, respectively. Available credit under the Company's revolving credit facility amounted to approximately $2,600,000 at December 31, 1995.

     During the quarter ended December 31, 1995, the Company invested $1,563,000 in oil and natural gas properties, compared to the $958,000 of oil and natural gas investments during the prior year period. For the three months ended December 31, 1995, the Company participated in the drilling of six wells in Alberta, Canada and North Dakota as follows:

                   Productive  Productive
                   Oil Wells    Gas Wells     Dry Holes    Total Wells
                  -----------  -----------   -----------   -----------
                  Exp.  Dev.   Exp.   Dev.   Exp.  Dev.    Exp.   Dev.
                  ----  ----   ----   ----   ----  -----   ----   ----

         Gross     -    2.00   1.00   1.00    -    2.00    1.00   5.00
         Net       -    0.45   0.29   0.09    -    0.27    0.29   0.81

     Additionally, the Company participated in two natural gas well recompletions (net .15 well) and one oil well recompletion (net .25 well). "Net well" refers to Barnwell's aggregate participating interest in a given number of gross wells. For example, a 50% interest in a well represents one gross well, but 0.50 net well. The gross figure includes Barnwell's interest, as well as the portion owned by others.

     The Company also invested $124,000 towards the rezoning of the North Kona, Hawaii, property held by Kaupulehu Developments, a 50.1% owned joint venture, and invested $41,000 in contract drilling assets. The Company expects total fiscal 1996 capital expenditures to be approximately 33% higher than capital expenditures in fiscal 1995. Capital expenditures are expected to be funded by both cash flows from operations and existing cash balances.

RESULTS OF OPERATIONS
---------------------

Oil and Natural Gas
-------------------

                                   SELECTED OPERATING STATISTICS
                           --------------------------------------------
                                           Net Production
                           --------------------------------------------
                              Three months ended          Increase
                                 December 31,            (Decrease)
                           -----------------------   ------------------
                               1995         1994       Units       %
                           ----------   ----------   --------    ------

       Liquids (Bbls)*         21,000       23,000     (2,000)   (9)%
       Oil (Bbls)*             51,000       49,000      2,000     4 %
       Natural gas (MCF)**  1,278,000    1,261,000     17,000     1 %

                                    Average Price Per Unit
                           --------------------------------------------
                              Three months ended         Increase
                                 December 31,           (Decrease)
                           -----------------------  -------------------
                               1995         1994         $        %
                           ----------   ----------   --------    ------

       Liquids (Bbls)*         $10.87       $10.54     0.33        3%
       Oil (Bbls)*             $15.08       $15.02     0.06        -
       Natural gas (MCF)**     $ 0.94       $ 1.25    (0.31)     (25%)

     *Bbls = stock tank barrel equivalent to 42 U.S. gallons
     **MCF = 1,000 cubic feet

     Oil and natural gas revenues decreased $440,000 (15%) for the three months ended December 31, 1995, as compared to the same period in 1994, due primarily to a 25% decrease in natural gas prices. Additionally, the Province of Alberta changed its royalty tax credit program effective January 1, 1995, which reduced revenues and net earnings by approximately $80,000 for the three months ended December 31, 1995, as compared to the three months ended December 31, 1994. Oil production increased 4%, while oil prices were essentially unchanged. Natural gas liquids volumes decreased 9% while natural gas liquids prices increased 3%.

     The Company believes that natural gas prices for the remainder of the current year should increase from the prices received in the three months ended December 31, 1995, due to colder than normal winter weather and increased demand for natural gas.

     Oil and natural gas operating expenses increased $65,000 (8%) for the three months ended December 31, 1995, as compared to the same period in 1994, due primarily to new production from the Barrhead, Pembina and Zama areas, partially offset by decreased production from the Dunvegan area.

Contract Drilling
-----------------

     Contract drilling revenues and costs are associated with water well drilling and water pump installation in Hawaii. Contract drilling revenues and costs decreased $580,000 (44%) and $487,000 (48%), respectively, for the three months ended December 31, 1995, as compared to the same period in 1994, due to lower water well drilling and pump installation activity in the current year period. As a result of this lower activity, operating profit before depreciation decreased to $212,000 for the three months ended December 31, 1995, as compared to $305,000 for the same period in 1994; gross margin as a percentage of revenues was comparable.

Interest Income and Other
-------------------------

     Interest income and other increased $50,000 (31%) for the three months ended December 31, 1995, as compared to the same period in 1994, due to a $71,000 increase in natural gas processing revenues, partially offset by a $21,000 decrease in dividend income resulting from the sale of trading securities in the prior fiscal year.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses decreased $270,000 (25%) for the three months ended December 31, 1995, as compared to the same period in 1994, as costs incurred for the rezoning of Kaupulehu Developments' leasehold interest in conservation zoned property decreased from $238,000 to $124,000. Additionally, these rezoning costs were capitalized in the current period. A reduction in personnel costs comprised the remainder of the decrease.

Depreciation, Depletion and Amortization
----------------------------------------

     Depreciation, depletion and amortization increased $117,000 (16%) for the three months ended December 31, 1995, as compared to the same period in 1994, due to an increase in depletion, partially offset by a decrease in depreciation. Depletion increased primarily due to an 18% increase in the depletion rate. Depreciation decreased because certain water well drilling assets were fully depreciated during the prior fiscal year.

Interest Expense
----------------

     Interest expense increased $60,000 (39%) for the three months ended December 31, 1995, as compared to the same period in 1994, due primarily to $50,000 of interest on the $2,000,000 of convertible notes issued in June 1995. The remaining increase was due to higher average interest rates, partially offset by a lower loan balance, on the Company's credit facility with the Royal Bank of Canada.

Income Taxes
------------

     In November 1995, officials of the U.S. and Canada formally ratified a new agreement amending the Canada-U.S. Tax Treaty that reduces the Canadian Branch tax, effective January 1, 1996, from 10% to 6% and, effective January 1, 1997, to 5%. This change resulted in the recognition of a deferred income tax benefit of $290,000 in the three months ended December 31, 1995.

PART II.  OTHER INFORMATION

Item 6.Exhibits and reports on Form 8-K

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


                           BARNWELL INDUSTRIES, INC.
                           -------------------------
                                  (Registrant)


                             /s/ Russell M. Gifford
                           --------------------------
                               Russell M. Gifford
                               Vice President and
                            Chief Financial Officer

Date: February 8, 1996