Form 10QSB
period 1996-03-31
BARNWELL INDUSTRIES INC
filed 1996-05-13
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---
          Exchange Act of 1934 for the Quarterly Period Ended March 31, 1996


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

As of May 10, 1996 there were 1,322,052 shares of common stock, par value $0.50 per share, outstanding.

                           BARNWELL INDUSTRIES, INC.
                           -------------------------
                                AND SUBSIDIARIES
                                ----------------
                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION:
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 1996 and September 30, 1995 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings three and six months ended March 31, 1996 and 1995 (Unaudited)

         Condensed Consolidated Statements of Cash Flows six months ended March 31, 1996 and 1995 (Unaudited)

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

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

         Signature


                           BARNWELL INDUSTRIES, INC.
                           -------------------------
                                AND SUBSIDIARIES
                                ----------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                         (Unaudited, see Note A below)

                                                           MARCH 31,         September 30,
                                                              1996               1995
                                                         -------------       -------------
ASSETS
- ------
CURRENT ASSETS:
  Cash                                                   $   1,828,000       $   2,976,000
  Accounts receivable                                        3,116,000           2,485,000
  Other current assets                                         753,000             663,000
                                                         -------------       -------------
    TOTAL CURRENT ASSETS                                     5,697,000           6,124,000

INVESTMENT IN LAND                                             862,000             648,000

OTHER ASSETS                                                   831,000           1,011,000

NET PROPERTY AND EQUIPMENT                                  22,005,000          20,997,000
                                                         -------------        ------------

    TOTAL ASSETS                                         $  29,395,000        $ 28,780,000
                                                         =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                       $   1,146,000       $   1,065,000
  Accrued expenses                                             606,000             523,000
  Other current liabilities                                    850,000             893,000
                                                         -------------        ------------
    TOTAL CURRENT LIABILITIES                                2,602,000           2,481,000
                                                         -------------        ------------

LONG-TERM DEBT                                              11,100,000          11,100,000
                                                         -------------        ------------

DEFERRED INCOME TAXES                                        4,938,000           4,837,000
                                                         -------------        ------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.50 per share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                                   821,000             821,000
  Additional paid-in capital                                 3,103,000           3,103,000
  Retained earnings                                         13,451,000          12,891,000
  Foreign currency translation adjustments and other        (1,915,000)         (1,748,000)
  Treasury stock, at cost, 320,745 shares                   (4,705,000)         (4,705,000)
                                                         -------------        ------------
    TOTAL STOCKHOLDERS' EQUITY                              10,755,000          10,362,000
                                                         -------------        ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  29,395,000        $ 28,780,000
                                                         =============        ============

Note A:   The balance sheet at September 30, 1995 has been taken from the audited financial statements at that date and condensed.

            See Notes to Condensed Consolidated Financial Statements

                           BARNWELL INDUSTRIES, INC.
                           -------------------------
                                AND SUBSIDIARIES
                                ----------------
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          -----------------------------------------------------------
                                  (Unaudited)


                                         Three months ended           Six months ended
                                             March 31,                    March 31,
                                    -------------------------   --------------------------
                                        1996         1995          1996           1995
                                    -----------   -----------   -----------    -----------
Revenues:
  Oil and natural gas               $ 2,800,000   $ 2,380,000   $ 5,270,000    $ 5,290,000
  Contract drilling                     670,000     1,180,000     1,410,000      2,500,000
  Interest income and other             190,000       170,000       400,000        330,000
                                    -----------   -----------   -----------    -----------
                                      3,660,000     3,730,000     7,080,000      8,120,000
                                    -----------   -----------   -----------    -----------
Cost and expenses:
  Oil and natural gas operating         826,000       911,000     1,746,000      1,766,000
  Contract drilling operating           497,000       780,000     1,025,000      1,795,000
  General and administrative            743,000     1,020,000     1,544,000      2,091,000
  Depreciation, depletion and
    amortization                        744,000       733,000     1,611,000      1,483,000
  Interest expense                      158,000       182,000       370,000        334,000
  Minority interest in
    earnings (losses)                    10,000      (106,000)         -          (244,000)
                                    -----------   -----------    ----------     ----------
                                      2,978,000     3,520,000     6,296,000      7,225,000
                                    -----------   -----------    ----------     ----------

Earnings before income taxes            682,000       210,000       784,000        895,000

Provision for income taxes              422,000        70,000       224,000        555,000
                                    -----------   -----------    ----------     ----------

NET EARNINGS                            260,000       140,000       560,000        340,000

Retained earnings -
  beginning of period                13,191,000    12,540,000    12,891,000     12,439,000

Cash dividends declared                    -          (99,000)         -          (198,000)
                                    -----------   -----------   -----------    -----------

Retained earnings - end of period   $13,451,000   $12,581,000   $13,451,000    $12,581,000
                                    ===========   ===========   ===========    ===========


NET EARNINGS PER COMMON SHARE       $      0.20   $      0.11   $      0.42    $      0.26
                                    ===========   ===========   ===========    ===========

Cash dividends declared per share   $      -      $     0.075   $       -      $      0.15
                                    ===========   ===========   ===========    ===========

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

                                                                 Six months ended
                                                                     March 31,
                                                         ----------------------------
                                                            1996             1995
                                                         -----------      -----------
Cash Flows from Operating Activities:
  Net earnings                                           $   560,000      $   340,000
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation, depletion, and amortization              1,611,000        1,483,000
    Deferred income taxes                                    133,000          227,000
    Minority interest in losses                                 -            (244,000)
                                                         -----------      -----------
                                                           2,304,000        1,806,000
    All other                                               (557,000)      (1,063,000)
                                                         -----------      -----------

      Net cash provided by operating activities            1,747,000          743,000
                                                         -----------      -----------
Cash Flows from Investing Activities:
  Capital expenditures - oil and gas segment              (2,810,000)      (1,926,000)
  Additions to investment in land                           (314,000)            -
  Capital expenditures - contract drilling and other         (52,000)        (117,000)
  Decrease in long-term other assets                         207,000            3,000
                                                         -----------      -----------

     Net cash used in investing activities                (2,969,000)      (2,040,000)
                                                         -----------      -----------
Cash Flows from Financing Activities:
  Net contributions from
   joint venture minority interest owner                     100,000             -
  Payment of dividends                                          -            (198,000)
                                                         -----------      -----------
     Net cash provided by
       (used in) financing activities                        100,000         (198,000)
                                                         -----------      -----------

Effect of exchange rate changes on cash                      (26,000)        (107,000)
                                                         -----------      -----------

Net decrease in cash                                      (1,148,000)      (1,602,000)
Cash at beginning of period                                2,976,000        4,198,000
                                                         -----------      -----------

Cash at end of period                                    $ 1,828,000      $ 2,596,000
                                                         ===========      ===========


Supplemental disclosures of cash flow information:


  Cash paid during the period for:

    Interest                                             $   383,000      $   358,000
                                                         ===========      ===========

    Income taxes                                         $   143,000      $ 1,640,000
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

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The Condensed Consolidated Balance Sheet as of March 31, 1996, the Consolidated Statements of Operations and Retained Earnings for the three and six months ended March 31, 1996 and 1995, and the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1996 and 1995 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 annual report to stockholders. The results of operations for the period ended
March 31, 1996 are not necessarily indicative of the operating results for the full year.

2.   EARNINGS PER COMMON SHARE
     -------------------------

     Earnings per share for the three and six months ended March 31, 1996 are based on 1,324,373 and 1,324,593, respectively, of weighted average outstanding common shares during each period, after consideration of the dilutive effect of outstanding stock options and convertible securities. Earnings per share for the three and six months ended March 31, 1995 are based on weighted average outstanding common shares of 1,322,052.

3.   INCOME TAXES
     ------------

     The components of the provision for income taxes for the three and six months ended March 31, 1996 and 1995 are as follows:

                         Three months ended             Six months ended
                              March 31,                    March 31,
                    --------------------------     -------------------------
                       1996            1995           1996           1995
                    ----------      ----------     ----------     ----------
Current - U.S.      $   20,000      $   20,000     $   25,000     $   50,000
Current - Foreign       26,000        (110,000)        66,000        278,000
                    ----------      ----------     ----------     ----------
Total - Current         46,000         (90,000)        91,000        328,000
                    ----------      ----------     ----------     ----------


Deferred - U.S.        (20,000)        (20,000)       (25,000)       (50,000)
Deferred - Foreign     396,000         180,000        158,000        277,000
                    ----------      ----------     ----------     ----------
Total - Deferred       376,000         160,000        133,000        227,000
                    ----------      ----------     ----------     ----------
                    $  422,000      $   70,000     $  224,000     $  555,000
                    ==========      ==========     ==========     ==========

4.   NEW STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
     -----------------------------------------------

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes a new, fair value based method of measuring stock-based compensation, but does not require an entity to adopt the new method for purposes of preparing its basic financial statements. For entities not adopting the new method, SFAS 123 requires disclosure in the footnotes of proforma net earnings and earnings per share information as if the fair value based method had been adopted. Adoption of SFAS 123 is required for no later than the Company's year ending September 30, 1997. The Company has not yet determined if it will adopt the fair value based method of accounting for stock-based compensation for purposes of preparing its basic financial statements.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
      OF OPERATIONS
      -------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Net cash flows provided by operating activities for the six months ended March 31, 1996 totaled $1,747,000, as compared to $743,000 for the first six months of the prior year, an increase of $1,004,000. This increase is largely attributable to a $913,000 payment of accrued income taxes in the prior year period which reduced the prior period's cash flows from operating activities; there was no similar payment in the current period. Cash and working capital at March 31, 1996 were $1,828,000 and $3,095,000, respectively.

     The Company's revolving credit facility with its Canadian bank has been renewed through March 1, 1997 for $15,000,000 Canadian dollars or its U.S. dollar equivalent of approximately $11,000,000. If after March 1997 the facility is converted to a five-year term loan, the Company has agreed to the following repayment schedule of the then outstanding balance: year 1 - 30%; year 2 - 27%; year 3 - 16%; year 4 - 14%; year 5 - 13%. The Company had approximately $1,900,000 of available credit under the facility at March 31, 1996.

     The Dunvegan Unit owners have approved the construction of a sour natural gas plant which will enable the Company to process and sell production from currently shut in sour gas wells, as well as generate additional gas processing fees from non-unit natural gas. The Company's capital expenditures for this plant will total approximately $900,000. Approximately $280,000 of this amount was incurred as of March 31, 1996 with the remainder estimated to be incurred by September 30, 1996.

     During the quarter ended March 31, 1996, the Company invested $1,247,000 in oil and natural gas properties, as compared to $968,000 during the prior year's second quarter. This increase in capital expenditures is due to the aforementioned $280,000 of expenditures towards the construction of a sour natural gas plant in the Dunvegan area. For the three months ended
March 31, 1996, the Company participated in the drilling of 17 wells in Alberta, Canada and North Dakota as follows:

        Productive    Productive
        Oil Wells     Gas Wells     Dry Holes    Total Wells
        -----------   -----------  -----------   ------------
        Exp.   Dev.   Exp.   Dev.  Exp.   Dev.   Exp.    Dev.
        ----   ----   ----   ----  ----   ----   ----    ----

Gross   1.00   6.00   2.00   4.00  2.00   2.00   5.00   12.00
Net     0.15   1.37   0.30   0.56  0.42   0.15   0.87    2.08

     During the six months ended March 31, 1996, the Company invested $2,810,000 in oil and natural gas properties, as compared to $1,926,000 during the prior year period, by participating in the construction of the aforementioned sour natural gas plant and in the drilling of 23 wells in Alberta, Canada and North Dakota as follows:


        Productive    Productive
        Oil Wells     Gas Wells     Dry Holes    Total Wells
        -----------   -----------  -----------   ------------
        Exp.   Dev.   Exp.   Dev.  Exp.   Dev.   Exp.    Dev.
        ----   ----   ----   ----  ----   ----   ----    ----

Gross   1.00   8.00   3.00   5.00  2.00   4.00   6.00   17.00
Net     0.15   1.82   0.59   0.65  0.42   0.42   1.16    2.89

     "Net well" refers to Barnwell's aggregate participating interest in a given number of gross wells. For example, a 50% interest in a well represents one gross well, but 0.50 net well. The gross figure includes Barnwell's interest, as well as the portion owned by others.

     The Company anticipates participating in the drilling of 12 to 16 wells (3.5 to 3.8 net wells) in the last six months of the fiscal year. These drilling activities together with the construction of the Dunvegan sour natural gas plant will increase oil and natural gas capital expenditures to approximately $5,500,000 for fiscal 1996, approximately 60% more than fiscal 1995's oil and natural gas capital expenditures. Due to the increased amount of capital expenditures, the Company anticipates that a portion will be funded by the use of the Company's available credit.

     The Company invested $314,000 towards the rezoning of the North Kona, Hawaii, property held by Kaupulehu Developments, a 50.1% owned joint venture, and invested $52,000 in contract drilling assets for the six months ended March 31, 1996.

RESULTS OF OPERATIONS
- ---------------------

Oil and Gas
- -----------

                           SELECTED OPERATING STATISTICS
                           -----------------------------
                                   Average Prices
                 ----------------------------------------------
                    Three months ended              Increase
                         March 31,                 (Decrease)
                 ------------------------      ----------------
                    1996           1995            $         %
                 ---------      ---------      --------    ----
Oil (Bbls)*      $   15.42      $   14.48          0.94       6
Liquids (Bbls)*  $   13.77      $   11.30          2.47      22
Gas (MCF)**      $    1.26      $    0.96          0.30      31

                     Six months ended               Increase
                        March 31,                  (Decrease)
                 ------------------------      ----------------
                    1996           1995            $        %
                 ---------      ---------      --------   -----
Oil (Bbls)*      $   15.25      $   14.53          0.72       5
Liquids (Bbls)*  $   12.35      $   10.72          1.63      15
Gas (MCF)**      $    1.09      $    1.09            -       -

                                   Net Sales Volumes
                 ----------------------------------------------
                    Three months ended              Increase
                        March 31,                  (Decrease)
                 ------------------------      ----------------
                    1996           1995          Units      %
                 ---------      ---------      --------   -----
Oil (Bbls)*         50,000         55,000        (5,000)     (9)
Liquids (Bbls)*     22,000         19,000         3,000      16
Gas (MCF)**      1,130,000      1,142,000       (12,000)     (1)

                     Six months ended               Increase
                        March 31,                  (Decrease)
                 ------------------------      ----------------
                    1996           1995          Units      %
                 ---------      ---------      --------   -----
Oil (Bbls)*        101,000        103,000        (2,000)     (2)
Liquids (Bbls)*     43,000         42,000         1,000       2
Gas (MCF)**      2,411,000      2,410,000         1,000       -

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

     Oil and natural gas revenues increased $420,000 (18%) for the three months ended March 31, 1996, as compared to the same period in 1995, due primarily to a 31% increase in natural gas prices. The remaining increase was attributable to 22% and 16% increases in natural gas liquids prices and production, respectively. Revenues from oil sales decreased due to a 9% decrease in oil production, partially offset by a 6% increase in oil prices.

     Oil and natural gas revenues remained relatively constant (decreased $20,000) for the six months ended March 31, 1996, as compared to the same period in 1995, as increases in oil and natural gas liquids prices were offset by a $60,000 decrease in the Alberta Royalty Tax Credit resulting primarily from changes to the Province of Alberta's royalty tax credit program, effective January 1, 1995.

     Oil and natural gas operating expenses decreased $85,000 (9%) for the three months ended March 31, 1996, as compared to the same period in 1995, due to lower production at areas with relatively higher operating costs. For the six months ended March 31, 1996, oil and natural gas expenses decreased only $20,000, as compared to the same period in 1995.

Contract Drilling
- -----------------

     Contract drilling revenues and costs are associated with water well drilling and water pump installation in Hawaii. Contract drilling revenues decreased $510,000 (43%) and $1,090,000 (44%), respectively, for the three and six months ended March 31, 1996, as compared to the same periods in 1995, due to lower water well drilling and pump installation activity in the current year periods. As a result of the lower activity, operating profit before depreciation decreased $227,000 (57%) and $320,000 (45%), respectively, for the three and six months ended March 31, 1996, as compared to the same periods in 1995. Additionally, the lower demand for water well drilling in Hawaii has increased competitive pressures, reducing operating profit before depreciation as a percentage of revenues to 26% and 27% for the three and six months ended March 31, 1996, respectively, as compared to 34% and 28% in the three and six month periods of the prior year, respectively. The Company expects operating profit before depreciation for the last half of the 1996 fiscal year to be lower than that of the current six month period.

Interest Income and Other
- -------------------------

     Interest income and other increased $20,000 (12%) and $70,000 (21%) for the three and six months ended March 31, 1996, respectively, as compared to the same periods in 1995, due to increases in natural gas processing income, chiefly from non-unit gas processed at the Dunvegan gas plant, partially offset by decreases in interest income as a result of lower average cash balances.

General and Administrative Expenses
- -----------------------------------

     General and administrative expenses decreased $277,000 (27%) and $547,000 (26%) for the three and six months ended March 31, 1996, respectively, as compared to the same periods in 1995, as costs incurred for the rezoning of Kaupulehu Developments' leasehold interest in conservation zoned property decreased from $170,000 and $408,000 to $119,000 and $243,000, respectively.
Additionally, these costs were capitalized in the current period and included in investment in land in the accompanying condensed consolidated balance sheets. The remaining decrease for both periods was largely attributable to reductions in personnel costs.

Depreciation, Depletion and Amortization
- ----------------------------------------

     Depreciation, depletion and amortization increased $128,000 (9%) for the six months ended March 31, 1996, as compared to the same period in 1995, due to an increase in depletion, partially offset by decreased depreciation expense. Depletion increased for the six months ended March 31, 1996, as compared to the same period in 1995, due to a 14% increase in the depletion rate. This increase in the depletion rate is partially due to the current year's estimated capital expenditures for the Dunvegan sour natural gas plant, which does not result in an increase in reserves. Depreciation decreased because certain water well drilling assets became fully depreciated during the prior fiscal year.

Interest Expense
- ----------------

     Interest expense decreased $24,000 (13%) for the three months ended March 31, 1996, as compared to the same period in 1995, due to the capitalization of interest costs related to the Company's investment in land, net of the impact on interest expense attributable to slightly higher loan balances and interest rates.

     Interest expense increased $36,000 (11%) for the six months ended
March 31, 1996, as compared to the same period in 1995, due to higher average loan balances and interest rates, partially offset by the capitalization of interest costs related to the Company's investment in land.

Income Taxes
- ------------

     In November 1995, officials of the U.S. and Canada formally ratified a new agreement amending the Canada-U.S. Tax Treaty that reduces the Canadian Branch tax, effective January 1, 1996, from 10% to 6% and, effective January 1, 1997, to 5%. This change resulted in the recognition of a deferred income tax benefit of $290,000 in the first quarter ended December 31, 1995, which is included in the six months ended March 31, 1996.

New Statement of Financial Accounting Standards
- -----------------------------------------------

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 establishes a new, fair value based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. For entities not adopting the new method, SFAS 123 requires disclosure in the footnotes of proforma net earnings and earnings per share information as if the fair value based method had been adopted. Adoption of SFAS 123 is required for no later than the Company's year ending September 30, 1997. The Company has not yet determined if it will adopt the fair value based method of accounting for stock-based compensation for purposes of preparing its basic financial statements.

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




Date:   May 10, 1996