Form 10QSB
period 1996-06-30
BARNWELL INDUSTRIES INC
filed 1996-08-13
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB



     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---
          Exchange Act of 1934 for the Quarterly Period Ended June 30, 1996


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

As of August 12, 1996 there were 1,322,052 shares of common stock, par value $0.50 per share, outstanding.

                           BARNWELL INDUSTRIES, INC.
                           -------------------------
                                AND SUBSIDIARIES
                                ----------------
                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         June 30, 1996 and September 30, 1995 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings three and nine months ended June 30, 1996 and 1995 (Unaudited)

         Condensed Consolidated Statements of Cash Flows nine months ended June 30, 1996 and 1995 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K


                             BARNWELL INDUSTRIES, INC.
                             -------------------------
                                  AND SUBSIDIARIES
                                  ----------------
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       -------------------------------------
                         (Unaudited, see Note A below)

                                                            June 30,          September 30,
                                                              1996                1995
                                                         -------------        ------------
ASSETS
- ------
CURRENT ASSETS:
  Cash                                                   $   3,365,000        $  2,976,000
  Accounts receivable                                        2,353,000           2,485,000
  Other current assets                                         553,000             663,000
                                                         -------------        ------------
    TOTAL CURRENT ASSETS                                     6,271,000           6,124,000

INVESTMENT IN LAND                                           1,044,000             648,000

OTHER ASSETS                                                   851,000           1,011,000

NET PROPERTY AND EQUIPMENT                                  21,790,000          20,997,000
                                                         -------------        ------------
    TOTAL ASSETS                                         $  29,956,000        $ 28,780,000
                                                         =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                       $   1,307,000        $  1,065,000
  Accrued expenses                                             610,000             523,000
  Other current liabilities                                  1,357,000             893,000
                                                         -------------        ------------
    TOTAL CURRENT LIABILITIES                                3,274,000           2,481,000
                                                         -------------        ------------

LONG-TERM DEBT                                              11,100,000          11,100,000
                                                         -------------        ------------

DEFERRED INCOME TAXES                                        4,598,000           4,837,000
                                                         -------------        ------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.50 per share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                                   821,000             821,000
  Additional paid-in capital                                 3,103,000           3,103,000
  Retained earnings                                         13,731,000          12,891,000
  Foreign currency translation adjustments and other        (1,966,000)         (1,748,000)
  Treasury stock, at cost, 320,745 shares                   (4,705,000)         (4,705,000)
                                                         -------------        ------------
    TOTAL STOCKHOLDERS' EQUITY                              10,984,000          10,362,000
                                                         -------------        ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $  29,956,000        $ 28,780,000
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

            See Notes to Condensed Consolidated Financial Statements

                           BARNWELL INDUSTRIES, INC.
                           -------------------------
                                AND SUBSIDIARIES
                                ----------------
          CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
          -----------------------------------------------------------
                                  (Unaudited)


                                        Three months ended           Nine months ended
                                             June 30,                    June 30,
                                    -------------------------   --------------------------
                                        1996          1995          1996           1995
                                        ----          ----          ----           ----
Revenues:
  Oil and natural gas               $ 2,710,000   $ 2,490,000   $ 7,980,000    $ 7,780,000
  Contract drilling                     480,000       670,000     1,890,000      3,170,000
  Interest income and other             230,000       130,000       630,000        460,000
                                    -----------   -----------   -----------    -----------
                                      3,420,000     3,290,000    10,500,000     11,410,000
                                    -----------   -----------   -----------    -----------

Cost and expenses:
  Oil and natural gas operating         825,000       795,000     2,571,000      2,561,000
  Contract drilling operating           332,000       521,000     1,357,000      2,316,000
  General and administrative            773,000       791,000     2,317,000      2,882,000
  Depreciation, depletion and
    amortization                        794,000       708,000     2,405,000      2,191,000
  Interest expense                      180,000       201,000       550,000        535,000
  Minority interest in losses              -          (18,000)         -          (262,000)
                                    -----------   -----------   -----------    -----------
                                      2,904,000     2,998,000     9,200,000     10,223,000
                                    -----------   -----------   -----------    -----------

Earnings before income taxes            516,000       292,000     1,300,000      1,187,000

Provision for income taxes              236,000       152,000       460,000        707,000
                                    -----------   -----------   -----------    -----------

NET EARNINGS                            280,000       140,000       840,000        480,000

Retained earnings -
  beginning of period                13,451,000    12,581,000    12,891,000     12,439,000

Cash dividends declared                    -             -             -          (198,000)
                                    -----------   -----------   -----------    -----------

Retained earnings - end of period   $13,731,000   $12,721,000   $13,731,000    $12,721,000
                                    ===========   ===========   ===========    ===========


NET EARNINGS PER COMMON SHARE       $      0.21   $      0.11   $      0.63    $      0.36
                                    ===========   ===========   ===========    ===========

Cash dividends declared per share   $       -     $       -     $       -      $      0.15
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

                                                               Nine months ended
                                                                   June 30,
                                                         -----------------------------
                                                             1996             1995
                                                         -----------      ------------
Cash Flows from Operating Activities:
  Net earnings                                           $   840,000      $   480,000
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation, depletion, and amortization              2,405,000        2,191,000
    Deferred income taxes                                   (192,000)      (1,313,000)
    Minority interest in losses                                 -            (262,000)
                                                         -----------      -----------
                                                           3,053,000        1,096,000
    All other                                              1,073,000         (383,000)
                                                         -----------      -----------

      Net cash provided by operating activities            4,126,000          713,000
                                                         -----------      -----------
Cash Flows from Investing Activities:
  Capital expenditures - oil and gas segment              (3,861,000)      (2,549,000)
  Additions to investment in land                           (536,000)        (108,000)
  Capital expenditures - contract drilling and other         (60,000)        (144,000)
  Proceeds from sales of oil and gas property and
    equipment                                                410,000          289,000
  Decrease (increase) in long-term other assets              208,000           (9,000)
                                                         -----------      -----------

     Net cash used in investing activities                (3,839,000)      (2,521,000)
                                                         -----------      -----------
Cash Flows from Financing Activities:
  Net contributions from
    joint venture minority interest owner                    140,000             -
  Long-term debt borrowings                                     -           2,000,000
  Payment of dividends                                          -            (198,000)
                                                         -----------      -----------

     Net cash provided by financing activities               140,000        1,802,000
                                                         -----------      -----------

Effect of exchange rate changes on cash                      (38,000)         (66,000)
                                                         -----------      -----------

Net increase (decrease) in cash                              389,000          (72,000)
Cash at beginning of period                                2,976,000        4,198,000
                                                         -----------      -----------

Cash at end of period                                    $ 3,365,000      $ 4,126,000
                                                         ===========      ===========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                             $   578,000      $   544,000
                                                         ===========      ===========

    Income taxes                                         $   161,000      $ 2,971,000
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


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The Condensed Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statements of Operations and Retained Earnings for the three and nine months ended June 30, 1996 and 1995, and the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1996 and 1995 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1995 annual report to stockholders. The results of operations for the period ended
June 30, 1996 are not necessarily indicative of the operating results for the full year.

     A reclassification of oil and gas segment capital expenditures has been made to the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1995 to conform to the classification used in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1996.

2.   EARNINGS PER COMMON SHARE
     -------------------------

     Earnings per share for the three and nine months ended June 30, 1996 are based on 1,324,373 and 1,324,521, respectively, of weighted average outstanding common shares during each period, after consideration of the dilutive effect of outstanding stock options and convertible securities. Earnings per share for the three and nine months ended June 30, 1995 are based on weighted average outstanding common shares of 1,322,052.

3.   INCOME TAXES
     ------------

     The components of the provision for income taxes for the three and nine months ended June 30, 1996 and 1995 are as follows:

                        Three months ended             Nine months ended
                             June 30,                       June 30,
                    --------------------------      ------------------------
                       1996            1995            1996          1995
                    ----------      ----------      ---------     ----------
Current - U.S.      $   10,000      $1,440,000      $  35,000     $1,490,000
Current - Foreign      551,000         252,000        617,000        530,000
                    ----------      ----------      ---------     ----------
Total - Current        561,000       1,692,000        652,000      2,020,000
                    ----------      ----------      ---------     ----------

Deferred - U.S.        (10,000)     (1,470,000)       (35,000)    (1,520,000)
Deferred - Foreign    (315,000)        (70,000)      (157,000)       207,000
                    ----------      ----------      ---------     ----------
Total - Deferred      (325,000)     (1,540,000)      (192,000)    (1,313,000)
                    ----------      ----------      ---------     ----------
                    $  236,000      $  152,000      $ 460,000     $  707,000
                    ==========      ==========      =========     ==========

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Net cash flows provided by operating activities for the nine months ended June 30, 1996 totaled $4,126,000, as compared to $713,000 for the first nine months of the prior year, an increase of $3,413,000. This increase is largely attributable to income tax payments of $2,971,000 in the prior year period, of which $1,350,000 was related to the April 30, 1995 expiration of the option under which Hualalai Development Company (formerly Kaupulehu Makai Venture) could have acquired Kaupulehu Developments' leasehold interest in conservation zoned property in North Kona, Hawaii; the remaining prior year income tax payments relate to Canadian income taxes. Cash and working capital at June 30, 1996 were $3,365,000 and $2,997,000, respectively.

     The Company's revolving credit facility with its Canadian bank has been renewed through March 1, 1997 for $15,000,000 Canadian dollars (reduced from the prior year amount of $16,000,000 Canadian dollars) or its U.S. dollar equivalent of approximately $11,000,000. If after March 1997 the facility is converted to a five-year term loan, the Company has agreed to the following repayment schedule of the then outstanding balance: year 1 - 30%; year 2 - 27%; year
3 - 16%; year 4 - 14%; year 5 - 13%. The Company had approximately $1,900,000 of available credit under the facility at June 30, 1996.

     The Dunvegan Unit owners have approved the construction of a sour natural gas plant which will enable the Company to process and sell production from currently shut in sour gas wells, as well as generate additional gas processing fees from non-unit natural gas. The Company estimates that capital expenditures for this plant will total approximately $900,000. Approximately $470,000 of this amount was incurred as of June 30, 1996 with the remainder estimated to be incurred by September 30, 1996.

     During the quarter ended June 30, 1996, the Company invested $1,051,000 in oil and natural gas properties, as compared to $623,000 during the prior year's third quarter. Additionally, the Company sold two non-core, non-producing properties for $410,000 during the three months ended June 30, 1996, as compared to $289,000 of proceeds from a property sale during the same period in the prior year; no revenue or income was recognized as these proceeds were credited to the full cost pool. The increase in capital expenditures was due to $190,000 of expenditures towards the construction of the aforementioned sour natural gas plant in the Dunvegan area and the Company's participation in the drilling of 4 wells in Alberta, Canada and North Dakota as follows:

        Productive      Productive
        Oil Wells       Gas Wells       Dry Holes       Total Wells
        -----------     -----------     -----------     ------------
        Exp.   Dev.     Exp.   Dev.     Exp.   Dev.     Exp.    Dev.
        ----   ----     ----   ----     ----   ----     ----    ----
Gross   1.00     -        -    2.00       -    1.00     1.00    3.00
Net     0.12     -        -    0.18       -    0.25     0.12    0.43

     During the nine months ended June 30, 1996, the Company invested $3,861,000 in oil and natural gas properties, as compared to $2,549,000 during the prior year period, by participating in the construction of the aforementioned sour natural gas plant and in the drilling of 27 wells in Alberta, Canada and North Dakota as follows:

        Productive      Productive
        Oil Wells       Gas Wells       Dry Holes       Total Wells
        -----------     -----------     -----------     ------------
        Exp.   Dev.     Exp.   Dev.     Exp.   Dev.     Exp.    Dev.
        ----   ----     ----   ----     ----   ----     ----    ----
Gross   2.00   8.00     3.00   7.00     2.00   5.00     7.00   20.00
Net     0.27   1.82     0.59   0.83     0.42   0.67     1.28    3.32

     In addition to participating in well drilling activities, the Company participated in the successful recompletion of 2 gas wells (0.15 net well) and 3 oil wells (0.76 net well) during the nine months ended June 30, 1996.
Subsequent to June 30, 1996, the Company participated in the drilling of 3 wells. These 3 wells were dry and abandoned.

     "Net well" refers to Barnwell's aggregate participating interest in a given number of gross wells. For example, a 50% interest in a well represents one gross well, but 0.50 net well. The gross figure includes Barnwell's interest, as well as the portion owned by others.

     The Company expects to invest a total of approximately $5,000,000 in oil and gas properties in fiscal 1996, including the aforementioned $900,000 of estimated expenditures for the Dunvegan sour natural gas plant.

     The Company invested $536,000 towards the rezoning of the North Kona, Hawaii, property held by Kaupulehu Developments, a 50.1% owned joint venture, and invested $60,000 in contract drilling assets for the nine months ended June 30, 1996.

     In June of 1996, the Company received the approval of the Land Use Commission of the State of Hawaii ("LUC") of Kaupulehu Developments' petition filed in 1993 for reclassification of approximately 1,000 acres of land into the Urban District for resort/residential development. Subsequent to this approval, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the LUC's decision. The Company cannot predict the outcome of this appeal.

RESULTS OF OPERATIONS
- ---------------------

Oil and Gas
- -----------
                           SELECTED OPERATING STATISTICS
                           -----------------------------
                                   Average Prices
                  ------------------------------------------------
                     Three months ended              Increase
                          June 30,                  (Decrease)
                  ------------------------      ------------------
                    1996           1995            $          %
                  ---------      ---------      --------   -------
Oil (Bbls)*       $   18.57      $   17.86          0.71       4
Liquids (Bbls)*   $   14.55      $   12.17          2.38      20
Gas (MCF)**       $    1.19      $    0.98          0.21      21

                     Nine months ended               Increase
                          June 30,                  (Decrease)
                  ------------------------      ------------------
                    1996           1995            $          %
                  ---------      ---------      --------   -------
Oil (Bbls)*       $   16.38      $   15.73          0.65       4
Liquids (Bbls)*   $   12.96      $   11.32          1.64      14
Gas (MCF)**       $    1.12      $    1.06          0.06       6

                                   Net Sales Volumes
                  ------------------------------------------------
                     Three months ended              Increase
                          June 30,                  (Decrease)
                  ------------------------      ------------------
                    1996           1995           Units       %
                  ---------      ---------      --------   -------
Oil (Bbls)*          52,000         48,000         4,000       8
Liquids (Bbls)*      17,000         29,000       (12,000)    (41)
Gas (MCF)**       1,008,000      1,039,000       (31,000)     (3)

                     Nine months ended               Increase
                          June 30,                  (Decrease)
                 -------------------------      ------------------
                   1996            1995           Units       %
                 ---------      ----------      --------   -------
Oil (Bbls)*        153,000         151,000         2,000       1
Liquids (Bbls)*     60,000          71,000       (11,000)    (15)
Gas (MCF)**      3,416,000       3,473,000       (57,000)     (2)

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

     Oil and natural gas revenues increased $220,000 (9%) for the three months ended June 30, 1996, as compared to the same period in 1995, due primarily to 21% and 20% increases in the prices of natural gas and natural gas liquids, respectively. The increases were partially offset by 3% and 41% decreases in sales volumes of natural gas and natural gas liquids, respectively.

     Oil and natural gas revenues increased $200,000 (3%) for the nine months ended June 30, 1996, as compared to the same period in 1995, due primarily to 6% and 14% increases in the prices of natural gas and natural gas liquids, respectively, partially offset by 2% and 15% decreases in sales volumes of natural gas and natural gas liquids, respectively.

Contract Drilling
- -----------------

     Contract drilling revenues and costs are associated with water well drilling and water pump installation in Hawaii. Contract drilling revenues decreased $190,000 (28%) and $1,280,000 (40%), respectively, for the three and nine months ended June 30, 1996, as compared to the same periods in 1995, due to lower water well drilling and pump installation activity in the current year periods. As a result of the lower activity, operating profit before depreciation decreased $321,000 (38%) for the nine months ended June 30, 1996, as compared to the same period in 1995. However, as there were no drilling difficulties encountered during the current quarter, operating profit before depreciation as a percentage of revenues increased to 31% and 28% for the three and nine months ended June 30, 1996, respectively, as compared to 22% and 27% in the three and nine month periods of the prior year, respectively. As a result of continuing competitive pressures within the industry due to lower demand for water well drilling in Hawaii, the Company expects operating profit before depreciation, in dollars and as a percentage of revenues, to be lower during the last quarter of the 1996 fiscal year as compared to the quarterly average of the current nine month period.

Interest Income and Other
- -------------------------

     Interest income and other increased $100,000 (77%) and $170,000 (37%) for the three and nine months ended June 30, 1996, respectively, as compared to the same periods in 1995, due to increases in natural gas processing income, chiefly from non-unit gas processed at the Dunvegan gas plant, partially offset by decreases in interest income as a result of lower average cash balances.

General and Administrative Expenses
- -----------------------------------

     General and administrative expenses decreased $565,000 (20%) for the nine months ended June 30, 1996, as compared to the same period in 1995, as $428,000 of costs incurred by Kaupulehu Developments for the rezoning of leasehold property under option were included in general and administrative expenses during the nine months ended June 30, 1995. For the nine months ended June 30, 1996, rezoning costs incurred by Kaupulehu Developments were related to leasehold property no longer under option and were accordingly capitalized and included in investment in land. The remaining decrease was largely attributable to a reduction in personnel costs.

Depreciation, Depletion and Amortization
- ----------------------------------------

     Depreciation, depletion and amortization increased $86,000 (12%) and $214,000 (10%) for the three and nine months ended June 30, 1996, respectively, as compared to the same periods in 1995, due to an increase in depletion, partially offset by decreased depreciation expense. Depletion increased due a higher depletion rate partially due to the current year's estimated capital expenditures for the Dunvegan sour natural gas plant, which does not result in an increase in reserves. Depreciation decreased because certain water well drilling assets became fully depreciated during the prior fiscal year.

Interest Expense
- ----------------

     Interest expense decreased $21,000 (10%) for the three months ended June 30, 1996, as compared to the same period in 1995, due to slightly lower average loan balances and interest rates and the capitalization of interest costs related to the Company's investment in land in the current period.

Income Taxes
- ------------

     In November 1995, officials of the U.S. and Canada formally ratified a new agreement amending the Canada-U.S. Tax Treaty that reduces the Canadian Branch tax, effective January 1, 1996, from 10% to 6% and, effective January 1, 1997, to 5%. This change resulted in the recognition of a deferred income tax benefit of $290,000 in the first quarter ended December 31, 1995, which is included in the nine months ended June 30, 1996.

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


Date:   August 13, 1996