Form 10KSB
period 1996-09-30
BARNWELL INDUSTRIES INC
filed 1996-12-20
CIK 10048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    ---   SECURITIES EXCHANGE ACT OF 1934


          For the fiscal year ended September 30, 1996

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    ---   SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 1-5103

                           BARNWELL INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

        DELAWARE                                                  72-0496921
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

          1100 ALAKEA STREET, SUITE 2900, HONOLULU, HAWAII  96813-2833
             (Address of principal executive offices)       (Zip code)

                                 (808) 531-8400
                          (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:
TITLE OF EACH CLASS                                Name of each exchange
-------------------                                 on which registered
Common Stock, par value                             -------------------
    $0.50 per share                               American Stock Exchange
                                                   Toronto Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes    X        No
                                  -----          -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended September 30, 1996: $14,180,000

The aggregate market value of the voting stock held by non-affiliates of the Registrant on December 2, 1996, based on the closing price on that date on the American Stock Exchange, was 500,000 shares x $19.00 = $9,500,000.

As of December 2, 1996 there were 1,322,052 shares of common stock, par value $.50, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

    1. Proxy statement to be forwarded to shareholders on or about January 7, 1997 is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format    Yes           No    X
                                                      ----         -----

                               TABLE OF CONTENTS



PART I
  Discussion of Forward-Looking Statements
  Item 1.  Description of Business
                General Development of Business
                Financial Information about Industry Segments
                Narrative Description of Business
                Financial Information about Foreign and
                   Domestic Operations and Export Sales
  Item 2.  Description of Property
            Oil and Natural Gas Operations
                General
                Well Drilling Activities
                Oil and Natural Gas Production
                Productive Wells
                Developed Acreage and Undeveloped Acreage
                Reserves
                Estimated Future Net Revenues
                Marketing of Oil and Natural Gas
                Governmental Regulation
                Competition
            Contract Drilling Operations
                Activity
                Competition
            Land Investment Operations
                Activity
                Competition
  Item 3.  Legal Proceedings
  Item 4.  Submission of Matters to a Vote of Security Holders

PART II
  Item 5.  Market For Common Equity and Related Stockholder Matters
  Item 6.  Management's Discussion and Analysis or Plan of Operation
  Item 7.  Financial Statements
  Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure

PART III
  Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management
  Item 12. Certain Relationships and Related Transactions
  Item 13. Exhibits and Reports on Form 8-K


                                    PART I

Forward-Looking Statements
--------------------------

     This Form 10-KSB, and the documents incorporated herein by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various forecasts, projections of the Company's future performance, statements of the Company 's plans and objectives or other similar types of information. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions, including, but not limited to, those relating to the factors discussed below, in other portions of this Form 10-KSB, in the Notes to Consolidated Financial Statements, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, which could cause actual results to differ materially from those contained in such statements. These forward-looking statements speak only as of the date of filing of this Form 10-KSB, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

     The Company's oil and gas operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC") or other developments involving or effecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the government of the United States in anticipation of or in response to such developments. Domestic and international economic conditions, such as recessionary trends, inflation, interest, monetary exchange rates and labor costs, as well as changes in the availability and market prices of crude oil, natural gas and petroleum products, can also have a significant effect on the Company's oil and gas operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect the Company in several of its operations. The Company's oil and gas operations are also affected by political developments and laws and regulations, particularly in the United States and Canada, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls and laws pertaining to workers' health and safety.

     The Company's land investment business segment is affected by the condition of Hawaii's real estate market. The Hawaii real estate market is affected by Hawaii's economy in general, and Hawaii's tourism industry in particular. The Hawaiian tourist industry is dependent to a large extent on Japanese tourists and, therefore, is affected by the Japanese economy. A weakening in Japanese tourism would likely harm Hawaii's tourist industry and depress real estate prices in Hawaii. Any future cash flows from the Company's land development activities are subject to, among other factors, the level of real estate prices, the demand for new hotels and resorts on the Island of Hawaii, the rate of increase in the cost of building materials and labor, the introductions of building code modifications, changes to zoning laws, and the level of consumer confidence in Hawaii's economy.

     The Company's contract drilling operations, which are located in Hawaii, are indirectly affected by the foregoing factors discussed in the preceding paragraph as well. The Company's contract drilling operations are materially dependent upon levels of activity in land development in Hawaii.
Such activity levels are affected by both short-term and long-term trends in Hawaii's economy. In recent years, Hawaii's economy has been in a recession and therefore the level of contract drilling activity has declined. As events during recent years have demonstrated, any prolonged reduction or lack of growth in Hawaii's economy will depress the demand for the Company's contract drilling services. Such a decline could have a material adverse effect on the Company's revenues and profitability.

Item 1.  Description of Business
         -----------------------

      (a) General Development of Business
          -------------------------------

     Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") was incorporated in 1956. During its last three completed fiscal years, the Company was engaged in oil and natural gas exploration, development, production and sales in Canada and the United States, investment in leasehold land in Hawaii, and water well drilling and water pumping system installation and repair in Hawaii. The Company's oil and natural gas activities comprise its largest business segment. Approximately 75% of the Company's revenues for the fiscal year ended September 30, 1996 were attributable to its oil and natural gas activities. The Company's contract drilling activities accounted for 19% of the Company's revenues in fiscal 1996, with natural gas processing and other revenues comprising the remaining 6% of fiscal 1996 revenues. Approximately 85% of the Company's capital expenditures for the fiscal year ended September 30, 1996 were attributable to oil and natural gas activities, 11% to land investment and 4% to other activities. The Company had no land investment revenue in 1996; land investment revenues relate to the sale of leasehold interests and development rights, which do not occur every year.

     (i)  Oil and Natural Gas Activities.
          ------------------------------

     The Company's wholly-owned subsidiary, Barnwell of Canada, Limited ("BOC"), is involved in the acquisition, exploration and development of oil and natural gas properties, principally in Alberta, Canada. BOC participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest and evaluates proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere.

     In November 1996, the Company entered into a participation agreement with KEP Energy Resources LLC and Presco Inc., to develop natural gas and oil reserves in the Central Basin in Michigan. The Company raised $1,575,000 from participants (including certain officers, directors, and employees of the Company) and then acquired a 12.5% interest in this development program that encompasses approximately 220,000 net acres. Sixty percent (60%) of the Company's 12.5% interest was allocated to the participants at the same price and upon terms substantially the same and no more favorable than those under which the Company acquired its interest. Under the terms of agreements with these participants, 30% of the participants' 7.5% interest will revert to the Company after the participants receive a return of their entire investment. The Company expects to continue to utilize this source of financing in the future. Nine new wells or re-entries are planned initially.

     (ii) Contract Drilling.
          -----------------

     The Company's wholly-owned subsidiary, Water Resources International,Inc. ("WRI"), drills water wells and installs and repairs water pumping systems in Hawaii. WRI owns and operates four rotary drill rigs, pump installation and service equipment, and maintains drilling materials and pump inventory in Hawaii. WRI contracts are usually fixed price contracts that are either negotiated with private individuals or entities, or are obtained through competitive bidding with various local, state and federal agencies.

     (iii) Land Investment.
           ---------------

        The Company owns a 50.1% controlling interest in Kaupulehu Developments, a Hawaii joint venture. Between 1986 and 1989, Kaupulehu Developments successfully obtained the state and county zoning changes necessary to permit development of the newly opened Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Course, a second golf course, and single and multiple family residential units. Kaupulehu Developments currently owns development rights in approximately 100 acres of residentially zoned leasehold land and leasehold rights in approximately 2,180 acres of land located approximately six miles north of the Keahole Airport in the North Kona District of the Island of Hawaii.

          (b)  Financial Information about Industry Segments
               ---------------------------------------------

     Revenues of each industry segment for the fiscal years ended
September 30, 1996, 1995 and 1994 are summarized as follows (all revenues were from unaffiliated customers with no intersegment sales or transfers):

                              1996                1995                 1994
                       -------------------  ------------------  -------------------

Oil and natural gas    $ 10,660,000    75%  $ 10,520,000   70%  $ 13,950,000    70%
Contract drilling         2,650,000    19%     3,770,000   25%     5,090,000    25%
Corporate and other         717,000     5%       420,000    3%       760,000     4%
                       ------------   ----  ------------  ----  ------------   ----
Revenues for segments    14,027,000    99%    14,710,000   98%    19,800,000    99%
Interest income             153,000     1%       240,000    2%       200,000     1%
                       ------------   ----  ------------  ----  ------------   ----
Total revenues         $ 14,180,000   100%  $ 14,950,000  100%  $ 20,000,000   100%
                       ============   ====  ============  ====  ============   ====

     For further discussion see Note 11 (Segment and Geographic Information) of "Notes to Consolidated Financial Statements" in Item 7.

      (c) Narrative Description of Business
          ---------------------------------

     See the table above in Item 1(b) detailing revenue of each industry segment and description of each industry segment of the Company's business under Item 2.

     As of September 30, 1996, Barnwell employed 38 full-time employees. Thirteen (13) are employed in oil and natural gas activities, 14 are employed in contract drilling, and 11 are members of the corporate and administrative staff.

      (d) Financial Information about Foreign and Domestic Operations and
          ---------------------------------------------------------------
          Export Sales
          ------------

     Revenues, operating profit or loss and identifiable assets by geographic area for the three years ended September 30, 1996, 1995 and 1994 are set forth in Note 11 (Segment and Geographic Information) of "Notes to Consolidated Financial Statements" in Item 7.

Item 2.  Description of Property
         -----------------------

     OIL AND NATURAL GAS OPERATIONS
     ------------------------------

General
-------

     Barnwell's oil and natural gas properties are located in Canada, principally in the Province of Alberta, with the exception of the investment of $828,000 in prospects in North Dakota and Louisiana. These property interests are principally held under governmental leases or licenses. Under the typical Canadian provincial governmental lease, Barnwell must perform exploratory operations and comply with certain other conditions. Lease terms vary with each province, but, in general, give Barnwell the right to remove oil, natural gas and related substances subject to payment of specified royalties on production.

     Barnwell participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest and evaluates proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere. Exploratory and developmental operations on property in which Barnwell has an interest and third party proposals for exploratory and developmental operations on other property are evaluated by Barnwell's Calgary, Alberta staff. Barnwell also relies on independent consultants to aid in the evaluation of such exploration opportunities. In fiscal 1996, Barnwell participated in exploratory and developmental operations in the Canadian Province of Alberta, and the states of North Dakota and Louisiana, although Barnwell does not limit its consideration of exploratory and developmental operations to these areas.

     Barnwell's producing natural gas properties are located principally in Alberta. The Province of Alberta determines its royalty share of natural gas by using a reference price which averages all natural gas sales in Alberta. In fiscal 1996, the weighted average royalty paid on natural gas from the Dunvegan Unit, Barnwell's principal oil and natural gas property, decreased to 17%, as compared to 21% in fiscal 1995. The weighted average royalty paid on all of the Company's natural gas was approximately 18% in fiscal 1996 and fiscal 1995.

     In fiscal 1996, 95% of Barnwell's oil production was from properties located in Alberta. Oil royalty rates under government leases in Alberta are based on the selling price of oil. In fiscal 1996, the weighted average royalty paid on oil was approximately 13%. The remaining 5% of Barnwell's oil production came from properties located in North Dakota and Louisiana. The weighted average royalty paid on oil produced in North Dakota was 12.5%; oil revenue in North Dakota is subject to a 5% severance tax. The weighted average royalty in Louisiana is 20% with severance tax rates of 12.5% on oil and $0.077 per 1,000 cubic feet ("MCF") on natural gas.

     The Company's oil and natural gas segment derived 19% and 15% of its oil and natural gas revenues in fiscal 1996 and 1995, respectively, from one company. In fiscal 1994, the Company had one significant customer, which accounted for 10% of the Company's oil and natural gas sales, exclusive of a non-recurring $1,586,000 decontracting payment. At September 30, 1996, the Company had a receivable from the aforementioned company of approximately $140,000.

     In fiscal 1996, the Company spent approximately $583,000 for land acquisition and seismic costs in various areas of Alberta to be evaluated and developed subsequent to fiscal 1996.

     Typically, unit sales of natural gas are higher in the winter than at other times due to demand for heating. Unit sales of oil are not subject to seasonal fluctuations.

Well Drilling Activities
------------------------

     During fiscal 1996, Barnwell participated in the drilling of 23 development wells and 14 exploratory wells, of which 27 are capable of production. The Company also acquired three natural gas wells, and participated in the recompletion of nine wells. The most significant drilling operations took place in the Gilby, Dunvegan, Worsely, Clear Hills and Thornbury areas of Alberta and in North Dakota.

     In fiscal year 1996, the Company continued to participate in the development of oil reserves discovered in fiscal 1994 in the state of North Dakota. Four oil wells were drilled in 1996, two of which are capable of production and are producing. The Company now has six wells capable of producing from four petroleum reservoirs. The Company's working interests in these wells varies between 11.5% and 17.6%. The Company's portion of current production from these wells is approximately 31 barrels per day.

     The six successful wells and the four dry holes drilled in North Dakota have enabled the Company to accumulate several potential drilling locations. Additionally the Company's consultant geologist has identified several prospects in which the Company is leasing mineral rights.

     In fiscal 1996, the Company continued further development of a natural gas project in the Thornbury area. The Company participated in the completion of four natural gas wells. A total of 37 zones of production from 31 wells are now contributing to an average daily production of approximately 10 MMCF ("MMCF" means 1,000,000 cubic feet and "MCF" means 1,000 cubic feet) per day. The Company's working interest in these wells varies between 11.25% and 22.5%. Further activity in 1997 is planned in the Thornbury area.

     The Company participated in the drilling of four successful wells in the Worsely and Clear Hills areas of Northern Alberta in fiscal 1996. Further development in these areas is planned for 1997. The Company's working interests in these wells vary between 7.0% and 12.5%.

     At September 30, 1996, the Company was participating in the drilling of two wells in Alberta; one was subsequently completed as an oil well while the other was completed as a natural gas well.

     The following table sets forth more detailed information with respect to the number of exploratory ("Exp.") and development ("Dev.") wells drilled and acquired for the fiscal years ended September 30, 1996, 1995 and 1994 in which Barnwell participated:

                                                           Total
         Productive      Productive       Acquired       Productive
         Oil Wells       Gas Wells         Wells           Wells          Dry Holes     Total Wells
        -------------   -------------   -------------   -------------   -------------   -------------

        Exp.    Dev.    Exp.    Dev.    Exp.    Dev.    Exp.    Dev.    Exp.    Dev.    Exp.    Dev.
        -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----   -----
1996
----
Gross*  3.00    10.00   5.00     9.00     -     3.00     8.00   22.00    6.00    4.00   14.00   26.00
Net*    0.55     1.63   0.94     1.20     -     0.34     1.49    3.17    0.94    0.57    2.43    3.74

1995
----
Gross*  3.00     6.00     -      6.00     -     2.00     3.00   14.00   11.00    4.00   14.00   18.00
Net*    0.26     1.01     -      1.08     -     0.20     0.26    2.29    1.89    0.83    2.15    3.12

1994
----
Gross*  3.00     7.00   8.00    23.00     -      -      11.00   30.00    9.00    2.00   20.00   32.00
Net*    0.64     1.60   1.26     3.20     -      -       1.90    4.80    1.33    0.18    3.23    4.98
--------------------------------

* The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but .50 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

     The Dunvegan Unit, the Company's principal property located in Alberta, Canada, has 137 natural gas wells comprising a total of 193 producing well zones. In fiscal 1996 the Company expended $1,210,000 of which $918,000 was spent on the construction of a sour gas plant. This facility will process previously shut-in sour gas from the Unit. In addition, the Company participated in the drilling of three successful natural gas wells, one of which is also capable of producing oil, four recompletions of unit wells and one non-unit oil well.

Oil and Natural Gas Production
------------------------------

     In fiscal 1996, approximately 46%, 44% and 10% of the Company's oil and natural gas revenues were from the sale of natural gas, sale of oil (including liquids) and the royalty tax credit, respectively.

     Barnwell's natural gas production in fiscal 1996 averaged net sales volume after royalties of 11,900 MCF per day, a decrease of 12% from fiscal 1995. This decrease was primarily attributable to decreased sales at Dunvegan due to production declines at some Dunvegan wells and due to the process of tieing in the new sour natural gas processing capacity. Increased Dunvegan gas plant processing revenues, due to the processing of higher volumes of third party natural gas, largely offset this decrease. Dunvegan provided 42% of the Company's fiscal 1996 natural gas production compared to 46% for fiscal 1995.

     In fiscal 1996, oil sales averaged net production of 563 barrels per day, approximately the same volume as fiscal 1995. Production from the North Dakota project contributed approximately 21 barrels per day. The Company's major oil producing properties are the Red Earth, Chauvin, Gilby and Rainbow/Zama areas in Canada.

     In fiscal 1996, natural gas liquid sales averaged net production of 200 barrels per day, a decrease of 19% from the 246 barrels per day in fiscal 1995. This decrease is the result of the aforementioned decrease in Dunvegan natural gas production (natural gas liquids are extracted from the natural gas). Besides Dunvegan, the Company's major natural gas liquids producing properties are the Hillsdown, Pembina and Pouce Coupe areas in Alberta.

     In fiscal 1995, approximately 49%, 40% and 11% of the Company's oil and natural gas revenues were from the sale of natural gas, sale of oil (including liquids) and the royalty tax credit, respectively.

     Barnwell's natural gas production in fiscal 1995 averaged net sales volume after royalties of 13,500 MCF per day, an increase of 5% over fiscal 1994. This increase was primarily attributable to production from new areas.

     The following table summarizes (a) Barnwell's net production for the last three fiscal years, based on sales of crude oil, natural gas, condensate and other natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Barnwell's net production in fiscal 1996 was derived primarily from the Province of Alberta. Other producing areas are as follows: 500 barrels of oil and 107,000 MCF of natural gas were derived from the Province of Saskatchewan, 7,500 barrels of oil were derived from the state of North Dakota, and 270 barrels of oil, 17,100 MCF of natural gas and 3,580 barrels of natural gas liquids were derived from the state of Louisiana. All dollar amounts in this table are in U.S. dollars.

                                                Year Ended September 30,
                                        ---------------------------------------
                                            1996          1995         1994
                                        ------------  ------------ ------------

Annual net production:
       Natural gas liquids (BBLS)*          73,000         90,000       90,000
       Oil (BBLS)*                         206,000        206,000      182,000
       Natural gas (MCF)*                4,347,000      4,916,000    4,679,000

Annual average sale price
  per unit of production:
       BBL of liquids**                     $13.40         $10.98       $ 9.48
       BBL of oil**                         $17.38         $15.71       $14.06
       MCF of natural gas**                 $ 1.14         $ 1.03       $ 1.57

Annual average production cost
  per unit of gross production:
       BBL of oil or liquids                $ 3.91         $ 3.79       $ 3.49
       MCF of natural gas                   $ 0.35         $ 0.30       $ 0.30

Productive Wells
----------------
                                     Productive Wells***
                                 -----------------------------
                                 Gross****          Net****
                                 ----------      -------------
                                 Oil    Gas       Oil     Gas
Canada                           ---    ---      -----   -----
------
  Alberta                        177    355      56.38   48.29
  British Columbia                 -      -        -       -
  Saskatchewan                     3     21       0.25    3.48
USA
---
  North Dakota                     6      -       0.76     -
  Louisiana                        1      -       0.02     -
                                 ---    ---      -----   -----
Total                            187    376      57.41   51.77
                                 ===    ===      =====   =====
------------------------------

*    When used in this report, "MCF" means 1,000 cubic feet of natural gas at
     14.65 psia and 60 degrees F and the term "BBLS" means stock tank barrels of oil equivalent to 42 U.S. gallons.

** Calculated on revenues before royalty expense and royalty tax credit divided by gross production.

*** Seventy-two natural gas wells have dual or multiple completions and six oil wells have dual completions.

**** Please see note (2) on the following table.

Developed Acreage and Undeveloped Acreage
-----------------------------------------

     The following table sets forth certain information with respect to oil and natural gas properties of Barnwell as of September 30, 1996:
                                                                  Developed and
                        Developed             Undeveloped          Undeveloped
                        Acreage(1)            Acreage(1)           Acreage(1)
                     ------------------    -----------------    ------------------
Location             Gross(2)    Net(2)    Gross(2)   Net(2)    Gross(2)   Net(2)
----------------     --------    ------    -------    ------    -------    ------

Canada
------
  Alberta            232,759     37,573    149,259    29,608    382,018    67,181
  British Columbia       483         40      2,789       284      3,272       324
  Saskatchewan         3,696        543        200        11      3,896       554

USA
---
  North Dakota           880        103      6,356     2,106      7,236     2,209
  Louisiana              640         13      2,880        58      3,520        71
                     -------     ------    -------    ------    -------    ------

Total                238,458     38,272    161,484    32,067    399,942    70,339
                     =======     ======    =======    ======    =======    ======

     Barnwell's leasehold interests in its undeveloped acreage, if not developed, expire over the next five fiscal years as follows: 6% expire during fiscal 1997; 10% expire during fiscal 1998; 21% expire during fiscal 1999; 25% expire during fiscal 2000 and 4% expire during fiscal 2001. There can be no assurance that the Company will be successful in renewing its leasehold interests in the event of expiration.

     Barnwell's undeveloped acreage includes major concentrations in Alberta at Red Earth (3,563 net acres), Thornbury (4,996 net acres), Foley Lake (1,633 net acres), Sutton (3,952 net acres) and Boulder (2,880 net acres).

Reserves
--------

   The amounts set forth in the table below, prepared by Paddock Lindstrom and Associates, Ltd., Barnwell's independent reservoir analysts, summarize the estimated net quantities of proved developed producing reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of September 30, 1996, 1995 and 1994 on all properties in which Barnwell has an interest. These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any other federal authority or agency since October 1, 1980.

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

Proved Developed Producing Reserves              September 30,
----------------------------------- ---------------------------------------
                                        1996          1995          1994
                                    -----------   -----------   -----------
Oil - barrels (BBLS)
      (including condensate and
      natural gas liquids)            2,108,000     2,025,000     2,133,000
Natural gas - thousand
      cubic feet (MCF)               33,096,000    31,700,000    34,624,000


Total Proved Developed Reserves
  (Includes Proved
Developed Producing Reserves)                    September 30,
----------------------------------- ---------------------------------------
                                        1996          1995         1994
                                    -----------   -----------  ------------
Oil - barrels (BBLS)
      (including condensate and
       natural gas liquids)           2,374,000     2,296,000     2,427,000
Natural gas - thousand
      cubic feet (MCF)               46,252,000    46,746,000    51,850,000

     As of September 30, 1996, all of Barnwell's proved developed producing and total proved developed reserves were located in the Province of Alberta, with the exception of 5,000 proved developed producing barrels of oil and 382,000 proved developed producing MCF of natural gas located in the Province of Saskatchewan, 9,000 proved developed producing barrels of oil and 39,000 proved developed producing MCF of natural gas located in the state of Louisiana and 41,000 proved developed producing barrels of oil located in the state of North Dakota.

     During fiscal 1996, Barnwell's total net proved developed reserves of oil, condensate and natural gas liquids increased by 78,000 barrels, and total net proved developed reserves of natural gas decreased by 494,000 MCF. The increase in oil, condensate and natural gas liquids reserves was the net result of (a) production during the year of 279,000 barrels, (b) the addition of 116,000 barrels from the drilling of productive oil wells, (c) the independent engineer's 252,000 barrel upward revision of the Company's oil reserves and (d) the sale of reserves in place of 11,000 barrels.
Barnwell's natural gas reserves decreased as a net result of (a) production during the year of 4,347,000 MCF, (b) the addition of 2,852,000 MCF from the drilling of productive natural gas wells, (c) the sale of reserves in place of 356,000 MCF and (d) the independent engineer's 1,357,000 MCF upward revision of the Company's natural gas reserves.

     Barnwell's working interest in the Dunvegan Unit accounted for approximately 56% of its total proven natural gas reserves at September 30, 1996 and 1995, and approximately 32% of proven oil and condensate reserves at September 30, 1996 compared to approximately 35% of proven oil and condensate reserves at September 30, 1995.

     The following table sets forth the Company's oil and natural gas reserves at September 30, 1996, by property name, based on information prepared by Paddock Lindstrom and Associates, Ltd., Barnwell's independent reservoir analysts. Gross reserves are before the deduction of royalties; net reserves are after the deduction of royalties net of the Alberta Royalty Tax Credit. This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at the date of the projection. Oil, which includes natural gas liquids, is shown in thousands of barrels ("MBBLS") and natural gas is shown in millions of cubic feet ("MMCF").


               OIL AND NATURAL GAS RESERVES AT SEPTEMBER 30, 1996

                           Proved Producing              Total Proved
                     ----------------------------- -----------------------------
                           Oil           Gas            Oil           Gas
                     -------------- -------------- -------------- --------------
Property Name          GROSS    NET   GROSS    NET   GROSS    NET   GROSS    NET
-------------
                         (MBBLS)        (MMCF)         (MBBLS)         (MMCF)
                      ------------- -------------- -------------- --------------
Dunvegan Unit            768    656 23,936  22,348    884     754 27,534  26,092
Manyberries               83     81     81      74     83      82    761     712
Ardley (Alix)             10      9      8       8     10       9      8       8
Barrhead                   -      -    383     330      7       7    861     789
Bashaw                     -      -      -       -      8       6    295     235
Belloy                     -      -     95      72      -       -     95      72
Brooks                     -      -     65      57      -       -     65      57
Cessford                   1      1      -       -      1       1      -       -
Charlotte Lake             -      -    779     697      -       -  1,237   1,109
Chauvin                  109    107      -       -    109     108      -       -
Clear Hills                -      -      -       -      2       1    378     342
Coyote                     -      -      5       5      -       -      5       5
Donalda                    -      -      -       -      -       -    118     108
Dunvegan Non-Unit         10      8     32      31     14      11    834     804
Faith                      -      -      -       -      -       -  1,026     891
Fenn Big Valley            -      -     16      14      -       -     16      14
Gilby                     33     29    317     239     33      29    618     451
Gilwood                    1      1      -       -      -       -     96      72
Halkirk                    -      -      -       -      1       1      -       -
Highvale                  17     16      -       -     25      24     81      71
Hillsdown                 95     82  3,276   3,034    163     138  3,594   3,383
Joffre                     -      -      1       1      -       -      1       1
Lanaway                    -      -      -       -      -       -    230     178
Lacombe                    1      1     45      39      1       1     45      39
Leduc                      4      3    212     167      4       3    416     357
Majeau Lake                -      -     26      23      -       -     26      23
Medicine River            56     41    234     177     62      45    356     270
Mikwan                     -      -    179     160      -       -    179     160
Mitsue                     -      -     44      40      -       -     49      44
Morinville                 -      -      -       -      -       -    447     391
Pembina                   25     22    634     548     27      23    837     713
Pouce Coupe                8      6  1,477   1,395      9       7  2,201   2,108
Provost                    9      8      -       -      9       8      -       -
Rainbow                   33     27      -       -     33      27      -       -
Red Earth                914    905      -       -    954     948      -       -
Richdale                   -      -      -       -      -       -    178     162
Staplehurst               11     10      -       -     18      16      -       -
Thornbury                  -      -  2,852   2,723      -       -  4,116   3,956
Wood River Unit            3      2    275     240     20      17    297     259
Wood River Non Unit        -      -      3       2      -       -      3       2
Worsley                    9      6    283     221      9       6    283     221
Zama                      36     32     41      30     56      47  2,088   1,732
Hatton, Sask.              -      -    532     382      -       -    532     382
Webb, Sask.                5      5      -       -      5       5      -       -
Coastal, ND               12      9      -       -     12       9      -       -
Wapiti, ND                 6      5      -       -      6       5      -       -
West Greene, ND           34     27      -       -     34      27      -       -
Blind River, LA           15      9     59      39     15       9     59      39
                      ------  ----- ------  ------ ------  ------ ------  ------
  TOTAL                2,308  2,108 35,890  33,096  2,614   2,374 49,965  46,252
                      ======  ===== ======  ====== ======  ====== ======  ======

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

                                      Proved            Total
                                     Producing          Proved
                                     Reserves          Reserves
                                   -------------     ------------

Year ending September 30,

                       1997         $ 5,707,000      $ 5,712,000
                       1998           4,494,000        4,992,000
                       1999           3,824,000        4,733,000
                       Thereafter    23,421,000       30,142,000
                                    -----------      -----------
                                    $37,446,000      $45,579,000
                                    ===========      ===========

Present value (discounted at 10%)
  at September 30, 1996             $22,195,000      $27,094,000
                                    ===========      ===========

Marketing of Oil and Natural Gas
--------------------------------

     Barnwell sells substantially all of its oil and condensate production under short-term contracts between the operator of the property and marketers of oil. The price of oil is determined by negotiation between the parties.

     In fiscal 1996, natural gas production from the Dunvegan Unit was responsible for approximately 42% of the Company's natural gas revenues. In fiscal 1996, the Company had only one significant customer, ProGas Limited, which accounted for 19% of the Company's oil and natural gas revenues.

     In compliance with certain regulatory events and orders in the U.S. and Canada affecting the sale and delivery of Canadian natural gas supplies to the California market, the natural gas purchase, sales and transportation agreements, under which Barnwell's Dunvegan natural gas was previously sold to Alberta and Southern Gas Co., Ltd., were terminated, effective November 1993.

     New marketing arrangements were made for the sale of Dunvegan natural gas for fiscal 1994 and future years. Essentially all of Barnwell's Dunvegan production and a significant portion of its natural gas production from other properties is sold to several aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers.

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

     The right to explore for and develop oil and natural gas on lands in Alberta and Saskatchewan is controlled by the Governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on the Company's operations.
In addition to the foregoing, Barnwell's Canadian operations may be affected in the future, from time to time, by political developments in Canada and by Canadian Federal, provincial and local laws and regulations, such as restrictions on production and export, oil and natural gas allocation and rationing, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls. Furthermore, operations may also be affected by United States import fees and restrictions.

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

     The Province of Alberta has a "Royalty Tax Rebate" in its Income Tax Act which eliminates the provincial share of income tax attributable to the inability to deduct such royalties, rentals and similar levies. In addition, the Alberta Income Tax Act provides for a royalty tax credit to taxpayers calculated as a percentage of the taxpayer's "Attributed Alberta Royalty Income" (being that portion of the royalties paid to the Province of Alberta which have been disallowed as a deduction or added back in computing income for tax purposes) subject to an annual limitation of the credit. In effect, this returns to the taxpayer a portion of the royalties paid to the Province of Alberta. The royalty tax credit is determined according to the prevailing price of both oil and natural gas. Under this program, the total royalty tax credit the Company receives declines as oil and natural gas prices rise and increases as oil and natural gas prices decline. The maximum credit is equal to the applicable percentage multiplied by the Crown Royalty Shelter, which is $2,000,000 Canadian (referred to herein as "C"). The higher petroleum prices are, the lower the applicable percentage; the lower petroleum prices are, the higher the applicable percentage with the maximum percentage set at 75%.

     In 1994, the Province of Alberta extended the royalty tax credit program to December 31, 1997 and stated that changes in the Royalty Tax Rebate would be announced three years in advance. The royalty tax credit program has been in effect in various forms since 1974 and the Company anticipates that it will be continued in some form for the foreseeable future. If the Alberta Royalty Tax Credit is not continued, it will have a material adverse effect on the Company.

     Natural Gas Pricing
     -------------------

     The price of natural gas is freely negotiated between buyers and sellers. Natural gas sold by the Company is generally sold under both long-term and short-term contracts with prices indexed to market prices and renegotiated annually.

     Oil Pricing
     -----------

     The price of oil is freely negotiated between buyers and sellers.

Competition
-----------

     The majority of Barnwell's natural gas sales take place in Alberta, Canada and the remainder is sold in the mid-continental United States, northeastern United States and the northern California area. Natural gas prices in Alberta are generally very competitive as there is a significant supply of natural gas with shut-in capacity. Northern California prices are also competitive and are influenced by competition from producers in the southwestern United States (Texas, etc.). Barnwell's oil and natural gas liquids are sold in Alberta, North Dakota and Louisiana with prices determined by the world price for oil.

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

CONTRACT DRILLING OPERATIONS
----------------------------

     Barnwell owns 100% of Water Resources International, Inc. ("WRI"). WRI drills water wells and installs and repairs water pumping systems in Hawaii, and has also drilled geothermal wells in Hawaii in previous years. WRI owns and operates four rotary drill rigs, owns a two acre storage and maintenance yard near Hilo, Hawaii, leases a three-quarter of an acre maintenance facility in Honolulu and a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and maintains drill and pump inventory. As of September 30, 1996, WRI employed 14 drilling, pump and administrative employees, none of whom are union members.

     WRI drills both shallow and deep water wells in Hawaii, and has drilled the deepest water well in the State. WRI also installs and repairs water pumps after wells are completed. Pump installation and maintenance contracts are primarily obtained from municipal water utilities. The demand for WRI's services is dependent upon land development activities in Hawaii, which has decreased from prior years' levels. WRI markets its services to land developers and government agencies, and identifies potential contracts through public notices and referrals. Contracts are usually fixed price contracts and are negotiated with private entities or obtained through competitive bidding with various local, state and Federal agencies. Contract revenues are not dependent upon the discovery of water, and contracts are not subject to renegotiation of profits or termination at the election of the governmental entities involved. Contracts provide for arbitration in the event of disputes.

     The Company's contract drilling subsidiary derived 42%, 28% and 40% of its contract drilling revenues in fiscal 1996, 1995, and 1994, respectively, pursuant to state of Hawaii and local county contracts. At September 30, 1996, the Company had accounts receivable from the state of Hawaii and local county entities totaling approximately $280,000. The Company has lien rights on contracts with the state of Hawaii and local county entities.

     The Company's contract drilling segment currently operates in Hawaii and is not subject to seasonal fluctuations.

Activity
--------

     In fiscal 1996, WRI started two water well and three water well pump installation contracts and completed three water well and six pump installation contracts. One of the three completed water wells was started in the current fiscal year and all six of the completed water well pump installations were started in the prior year. Sixty-seven percent (67%) of such well drilling and pump installation jobs, representing 42% of total contract drilling revenues in fiscal 1996, have been pursuant to government contracts. At September 30, 1996, WRI had a backlog of one water well contract, which was in progress as of September 30, 1996, and nine pump installation contracts, four of which were in progress as of September 30, 1996. These ten contracts represent a backlog of contract drilling revenues of approximately $1,057,000 as of September 30, 1996.

Competition
-----------

     WRI utilizes rotary drill rigs which have the capability of drilling wells faster than cable tool rigs. There are six other drilling contractors in Hawaii which use cable tool or rotary drill rigs that are capable of drilling water wells, and six other Hawaii contractors who are capable of installing and repairing vertical turbine and submersible water pumping systems in Hawaii. These contractors compete actively with WRI for government and private contracts. Pricing is the Company's major method of competition; reliability of service is also a major factor.

LAND INVESTMENT OPERATIONS
--------------------------

     The Company owns a 50.1% controlling interest in Kaupulehu Developments, a Hawaii joint venture. Between 1986 and 1989, Kaupulehu Developments successfully obtained the state and county zoning changes necessary to permit development of the newly opened Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Course, a second golf course, and single and multiple family residential units. Kaupulehu Developments currently owns development rights in approximately 100 acres of residentially zoned leasehold land and leasehold rights in approximately 2,180 acres of land located approximately six miles north of the Keahole Airport in the North Kona District of the Island of Hawaii.

     The approximately 100 acres zoned for residential development are in the vicinity of and adjacent to the newly opened Hualalai Golf Course. Kaupulehu Developments' residential development rights in these approximately 100 acres are under option to Hualalai Development Company (formerly Kaupulehu Makai Venture), an affiliate of Kajima Corporation of Japan. If Hualalai Development Company exercises this option, the Company will receive $16,157,000 in connection with its 50.1% interest in Kaupulehu Developments. The option expires on December 31, 1999, unless 20% of the consideration is received on or before December 31, 1999; on April 30, 2003 unless 50% of the then remaining consideration is received on or before April 30, 2003 and the remainder of the option would then expire on April 30, 2007. There is no assurance that this option or any portion of it will be exercised.

     The 2,180 acres of land in which Kaupulehu Developments holds leasehold rights is located adjacent to and north of the Four Seasons Resort Hualalai. Kaupulehu Developments is in the process of negotiating a new development agreement and residential fee purchase prices with the lessor. Management cannot predict the ultimate outcome of these negotiations.

     In 1993, Kaupulehu Developments submitted a rezoning petition to the State Land Use Commission to reclassify approximately 1,000 of the 2,180 acres to allow for the development of a residential community with recreational and commercial areas, in conformance with the Hawaii County General Plan designation for the area. The proposed developments include 500 multi-family units, 530 residential single-family home sites, a commercial center and two 18-hole golf courses. The remaining 1,180 acres, located in the eastern portion of the property, is classified within the State Land Use Conservation District and unplanned by the County.

Activity
--------

     In June 1996, the State Land Use Commission (LUC) approved the Company's petition for reclassification of the approximately 1,000 acres of conservation zoned land into the Urban District for resort/residential development. Subsequent to the LUC's approval, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the LUC's decision. If the LUC's decision is upheld, Kaupulehu Developments must then obtain an additional series of approvals from various state and county agencies; there is no assurance that these approvals will be forthcoming at any time.

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

     For the past four years Hawaii's economy has been in a recession. While the current outlook is for moderate economic growth of 2% to 3%, the real estate market is not expected to experience a measurable improvement in the near term.

Item 3.  Legal Proceedings
         -----------------

     The Company is involved in routine litigation and is subject to governmental and regulatory controls that are incidental to the business. The Company's management believes that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     None.

                                    PART II

Item 5.  Market For Common Equity and Related Stockholder Matters
         --------------------------------------------------------

     The principal market on which the Company's common stock is being traded is the American Stock Exchange. The following tables present the quarterly high and low closing prices, on the American Stock Exchange, for the registrant's common stock during the periods indicated:

Quarter Ended        High     Low      Quarter Ended        High     Low
-----------------   ------   ------   ------------------   ------   ------

December 31, 1994   19-1/2   19       December 31, 1995    18-3/4   15-3/4
March 31, 1995      20       19       March 31, 1996       17-7/8   15-1/2
June 30, 1995       20       18-1/8   June 30, 1996        17-1/4   15-1/4
September 30, 1995  19-1/8   18-1/8   September 30, 1996   16-7/8   14-7/8

     As of December 2, 1996, there were 1,322,052 shares of common stock, par value $.50, outstanding. There were approximately 400 holders of the common stock of the registrant as of December 2, 1996.

     The Company declared four quarterly dividends of $0.05 per share in fiscal 1994 and two quarterly dividends of $0.075 per share in fiscal 1995. In May 1995, quarterly dividend payments were suspended and remain suspended to date.

Item 6.   Management's Discussion and Analysis or Plan of Operation
          ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operations continue to be the Company's primary source of liquidity. Cash flows from operations in fiscal 1996 increased $3,776,000 to $5,700,000. This increase was largely because fiscal 1995's cash flows from operations were reduced by tax payments of $2,120,000 related to two special events. In fiscal 1995, a tax payment of $700,000 was applicable to the receipt of a $1,586,000 decontracting payment received by the Company in fiscal 1994, and a tax payment of $1,420,000 was applicable to the April 1995 expiration of the option under which Hualalai Development Company (formerly Kaupulehu Makai Venture) could have acquired Kaupulehu Developments' leasehold interest in property in Hawaii. Also contributing to the increase was a $1,102,000 decrease in working capital due to the timing of the payment of payables; this was principally due to the timing of oil and gas capital expenditure payments at the end of fiscal 1996 as compared to the end of fiscal 1995. The remaining increase was due to the expensing in 1995 of $438,000 of costs applicable to the rezoning of conservation leasehold land in Hawaii which was under option; in fiscal 1996 rezoning costs related to land no longer under option and were accordingly capitalized and classified as cash flows from investing activities.

     The Company's revolving credit facility is with the Royal Bank of Canada, a Canadian bank, for $15,000,000 Canadian dollars or its U.S. dollar equivalent of approximately $11,000,000 at September 30, 1996. The facility is reviewed annually with a primary focus on the future cash flows that will be generated by the Company's oil and natural gas properties. The next review is planned for February 1997. Subject to that review, the facility may be extended one year with no required debt repayments for one year, or converted to a 5-year term loan by the bank. If the facility is converted to a 5-year term loan, the Company has agreed to the following repayment schedule of the then outstanding balance: year 1 - 30%; year 2 - 27%; year 3 - 16%; year 4 - 14%; year 5 - 13%.
The facility is collateralized by the Company's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties. No compensating bank balances are required on any of the Company's indebtedness under the facility.

     At September 30, 1996, the Company's consolidated cash and working capital was $3,553,000 and $3,364,000, respectively. Available credit under the Royal Bank of Canada's revolving credit facility was approximately $1,900,000 at September 30, 1996.

     In fiscal 1996, the Company expended a total of $5,049,000 towards the development of its oil and natural gas properties. $3,751,000 was spent through participation in the drilling of 23 development and 14 exploratory wells, 27 of which are capable of production, participation in 3 oil and 6 natural gas well recompletions, and the purchase of interests in 3 gas wells. Two successful and 2 dry and abandoned wells were drilled in North Dakota, where the Company spent $380,000 in fiscal 1996. Additionally, the Dunvegan Unit owners approved the construction of a sour natural gas plant to enable the Company to process and sell production from currently shut-in sour gas wells. The plant was completed at a cost to the Company of $918,000, and commenced operations in October 1996.

     Also in fiscal 1996, the Dunvegan Unit owners negotiated a new natural gas processing agreement with non-unit owners whereby the non-unit owners paid for a $2,500,000 Dunvegan natural gas plant expansion in return for the right to have their gas processed by the plant at a reduced tariff. This has increased the natural gas plant's capacity to 200,000 MCF per day and has resulted in increased natural gas processing revenues for the Company.

     $646,000 was expended in the rezoning of leasehold land in North Kona, Hawaii, from conservation to urban, in fiscal 1996. These expenditures encompass legal, consulting and planning fees as well as capitalized interest. The Company also spent $192,000 on its Stolberg natural gas processing facilities, $53,000 on contract drilling assets and $27,000 on other property and equipment.

     The following table sets forth the Company's capital expenditures for each of the last three fiscal years:

                                     1996          1995          1994
                                  ----------    -----------   ----------
Contract drilling                 $   53,000    $    83,000   $   94,000
Gas processing and other             219,000        120,000      293,000
Land investment                      646,000        293,000        -
Oil and natural gas - U.S.           380,000        336,000      112,000
Oil and natural gas - Canada       4,669,000      3,098,000    5,238,000
                                  ----------    -----------   ----------
Total capital expenditures        $5,967,000    $ 3,930,000   $5,737,000
                                  ==========    ===========   ==========
Increase (decrease)
  in total oil and natural
  gas capital expenditures        $1,615,000    $(1,916,000)  $2,157,000
                                  ==========    ===========   ==========

     The following table sets forth the gross number of oil and natural gas wells the Company participated in drilling and purchased for each of the last three fiscal years:

                                    1996           1995          1994
                                 ----------     ----------    ----------

Development oil and
  natural gas wells drilled          23             16            32
Exploratory oil and
  natural gas wells drilled          14             14            20
Development oil and
  natural gas wells purchased         3              2             -
Successful oil and natural
  wells drilled and purchased        30             17            41

     In fiscal 1996, the Company sold non-producing natural gas rights in one of its Red Earth properties for $368,000. This sales price significantly exceeded the estimated present value, after deduction of development costs, of the reserves held by the Company. The purchaser of these Red Earth rights holds a significant amount of petroleum properties in the area. Additionally the Company sold one minor property for $46,000. No revenue or income was recognized as these proceeds were credited to the full cost pool.

     It is anticipated that Barnwell's total fiscal 1997 capital expenditures will increase approximately 10% above that of fiscal 1996, even though fiscal 1996's capital expenditures included $918,000 for the construction of the recently completed Dunvegan sour natural gas plant. This estimated increase is due to a significant drilling program at Thornbury and a significant investment in a Michigan oil and natural gas prospect, both discussed below, as well as drilling activities planned for North Dakota where the Company has participated in prospects that now have several potential development drilling locations.

     Capital expenditures for the contract drilling segment have totaled less than $400,000 over the last five years and management estimates that in the next two years contract drilling capital expenditures will increase, perhaps doubling from the prior five year average. Additionally, the Company has a $200,000 commitment to construct improvements at its contract drilling yard at Sand Island on Oahu, Hawaii, by June 1997.

     The Company believes current cash balances and future cash flows from operations will be sufficient to fund its estimated capital expenditures, make the scheduled repayments on its convertible notes, and repay the outstanding balance on its credit facility, should the Company or the Royal Bank of Canada elect to convert the facility to a term loan.

     In November 1996, the Company entered into a participation agreement with KEP Energy Resources LLC and Presco Inc., to develop natural gas and oil reserves in the Central Basin in Michigan. The Company raised $1,575,000 from participants (including certain officers, directors, and employees of the Company) and then acquired a 12.5% interest in this development program that encompasses approximately 220,000 net acres. Sixty percent (60%) of the Company's 12.5% interest was allocated to the participants at the same price and upon terms substantially the same and no more favorable than those under which the Company acquired its interest. Under the terms of agreements with these participants, 30% of the participants' 7.5% interest will revert to the Company after the participants receive a return of their entire investment. The Company expects to continue to utilize this source of financing in the future. Nine new wells or re-entries are planned initially.

     The Company has agreed to a unitization of its approximately 17.5% working interest in its Thornbury natural gas property with working interest owners in lands surrounding the Thornbury property effective January 1, 1997. The Company will obtain an interest in these undeveloped lands by exchanging an interest in its currently developed property and a gas plant at Thornbury. As a result, the Company's new interest in the Thornbury property, inclusive of the current property plus the new undeveloped land, will be 12.5%. Additionally, the Company's interest in the current Thornbury property is currently valued at $830,000 more than its interest in the new combined property and therefore the Company expects to receive approximately $830,000 in cash as a result of the unitization. No revenue or gain will be recognized from this transaction. The Company expects to spend approximately $850,000 developing a portion of the newly added undeveloped lands, with a drilling program of 18 wells, and a new compressor station.

     The Company did not receive any revenues in fiscal 1996, 1995, and 1994 related to its 50.1% interest in Kaupulehu Developments. Kaupulehu Developments internally funded 45% of its fiscal 1996 capital expenditures, the minority interest partner funded 32% and the Company funded the remaining 23%.
Kaupulehu Developments' revenues specifically relate to the sale of leasehold interests, which do not occur every year.

     In fiscal 1994, the Company declared regular quarterly dividends on its common stock at the rate of $0.05 per share. The Company also declared and paid dividends totaling $198,000 during the first half of fiscal 1995. In May 1995, the Company elected to suspend the payment of dividends pending further review of investment opportunities. Dividends were neither declared nor paid in fiscal 1996.

RESULTS OF OPERATIONS
---------------------

  Summary
  -------

     Barnwell reported net earnings of $1,230,000 in fiscal 1996, an increase of $580,000 from net earnings of $650,000 in fiscal 1995. This increase was due primarily to higher natural gas processing revenues, a $290,000 deferred income tax benefit resulting from a decrease in the Canadian Branch tax rate and 11% higher prices for both natural gas and oil and 22% higher prices for natural gas liquids, partially offset by lower natural gas production. Additionally, rezoning costs applicable to the leasehold land in Hawaii were capitalized in fiscal 1996; such costs incurred during the first seven months of fiscal 1995 were related to land under option and accordingly expensed in fiscal 1995; such expenses, net of minority interest in losses, amounted to approximately $220,000 before income taxes.

     Barnwell reported net earnings of $650,000 in fiscal 1995, a decrease of $1,870,000 from net earnings of $2,520,000 in fiscal 1994. This decrease was due in part to net earnings of $880,000 recognized in fiscal 1994 as a result of cash received for the termination of natural gas purchases, sales and transportation agreements with Alberta and Southern Gas Co., Ltd. No such payment was received in fiscal 1995. In addition, fiscal 1995 earnings were reduced by a 34% decrease in natural gas prices, partially offset by a 5% increase in natural gas production and 13% and 12% increases in oil production and prices, respectively.

     Barnwell reported net earnings of $2,520,000 in fiscal 1994, an increase of $406,000 (19%) over the $2,114,000 of earnings from continuing operations reported in fiscal 1993. This increase was due to an $880,000 oil and natural gas decontracting payment, net of income taxes, received in November 1993, and 18% higher natural gas prices, which contributed to a $205,000 after-tax increase in the Company's oil and natural gas operating profit. The increase in earnings from continuing operations was partially offset by a decrease in contract drilling profits due to lower demand for water well drilling work and an increase in Canadian taxes due to higher Canadian income.

Oil and Natural Gas
-------------------

Selected Operating Statistics

     The following tables set forth the Company's annual net production and annual average price per unit of production for fiscal 1996 as compared to fiscal 1995 and fiscal 1995 as compared to fiscal 1994.

  Fiscal 1996 - Fiscal 1995
  -------------------------

                                    Annual Net Production
                       ---------------------------------------------
                                                        Increase
                                                       (Decrease)
                                                  ------------------
                          1996         1995         Units        %
                       ---------    ---------     ---------    -----
Liquids (barrels)         73,000       90,000       (17,000)    (19%)
Oil (barrels)            206,000      206,000          -          -
Natural Gas (MCF)      4,347,000    4,916,000      (569,000)    (12%)


                                 Annual Average Price Per Unit
                       ---------------------------------------------
                                                        Increase
                                                       (Decrease)
                                                  ------------------
                          1996         1995            $         %
                       ---------    ---------     ---------    -----
Liquids (barrels)         $13.40       $10.98        $ 2.42      22%
Oil (barrels)             $17.38       $15.71        $ 1.67      11%
Natural Gas (MCF)         $ 1.14       $ 1.03        $ 0.11      11%


  Fiscal 1995 - Fiscal 1994
  -------------------------

                                    Annual Net Production
                       ---------------------------------------------
                                                        Increase
                                                       (Decrease)
                                                   -----------------
                          1995         1994          Units       %
                       ---------    ---------      --------    -----
Liquids (barrels)         90,000       90,000          -          -
Oil (barrels)            206,000      182,000        24,000      13%
Natural Gas (MCF)      4,916,000    4,679,000       237,000       5%


                                 Annual Average Price Per Unit
                       ---------------------------------------------
                                                        Increase
                                                       (Decrease)
                                                   -----------------
                          1995         1994            $         %
                       ---------    ---------      --------    -----
Liquids (barrels)         $10.98       $ 9.48        $ 1.50      16%
Oil (barrels)             $15.71       $14.06        $ 1.65      12%
Natural Gas (MCF)         $ 1.03       $ 1.57        $(0.54)    (34%)


     Revenues were relatively unchanged (increasing $140,000 or 1%) in fiscal 1996 as compared to fiscal 1995 due to 12% and 19% declines in natural gas and natural gas liquids unit sales, respectively, offset by price increases for natural gas (11%), oil (11%) and natural gas liquids (22%). The declines in natural gas and natural gas liquids volumes were due to production declines at some Dunvegan wells and due to the process of tieing in the new sour natural gas processing capacity. As a result, decreased natural gas sales were supplanted with gas processing revenues of an almost equal amount. Additionally, these non-unit holders spent approximately $2,500,000 increasing the Dunvegan gas plant capacity so that the plant can now process 200,000 MCF per day. These non-unit holders did not earn an interest in the gas plant with these expenditures but will be charged a lower processing tariff. As a result of the completion of the new sour gas plant at Dunvegan in October 1996, the Company estimates that production at Dunvegan will increase next year and gas processing fees are also expected to increase.

     Marketing arrangements for the majority of the Company's natural gas production are handled on an individual contract basis with many agreements renegotiated annually. The Dunvegan natural gas production is sold to aggregators under various short and long-term contracts. A minimal amount of all production is sold on the spot market at the current market price.

     Operating expenses were relatively unchanged, increasing $33,000 (1%) in fiscal 1996 as compared to fiscal 1995, as costs remained relatively constant and natural gas production declined 12%. The Company expects oil and natural gas operating expenses to increase at a rate higher than inflation due to higher costs of acquiring and developing new properties and higher costs associated with certain older properties.

     In fiscal 1995, oil and natural gas revenues decreased $3,430,000 (25%), as compared to fiscal 1994. A $1,586,000 decontracting payment from Alberta and Southern Gas Co., Ltd. in November 1993 was included in oil and natural gas revenues for fiscal 1994. There was no such payment received in fiscal 1995. This decontracting payment was the result of the termination of the Company's Dunvegan natural gas purchase, sales and transportation agreements with Alberta and Southern Gas Co., Ltd., effective November 1, 1993.

     The remaining $1,844,000 decrease was due to a 34% decrease in natural gas prices, partially offset by a 5% increase in natural gas production and 13% and 12% increases in oil production and prices, respectively. Additionally, the Province of Alberta changed its royalty tax credit program effective January 1, 1995, which reduced the amount of the credit Barnwell received. The royalty tax credit program changes resulted in a $230,000 reduction of fiscal 1995 net earnings, as compared to fiscal 1994.

     Oil and natural gas operating expenses increased $185,000 (6%) in fiscal 1995, as compared to fiscal 1994, due to new production at the Pembina, Lacombe and Barrhead areas, and due to increased repairs and maintenance in the older areas of the Dunvegan, Provost and Red Earth properties.

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

Contract Drilling
-----------------

     Contract drilling revenues and operating costs are associated with water well drilling and water pump installation in Hawaii. Overall land development activity in Hawaii in recent years has declined, therefore demand for water well drilling and pump installation has declined accordingly.

     Contract drilling revenues and operating costs decreased $1,120,000 (30%) and $1,005,000 (35%), respectively, in fiscal 1996 as compared to fiscal 1995, due to lower water well drilling activity in the current fiscal year. As a result of the lower activity, operating profit before depreciation decreased $115,000 (13%) in fiscal 1996, as compared to fiscal 1995. Operating profit before depreciation as a percentage of revenues increased to 29%, as compared to 23% in fiscal 1995, as the Company was able to reduce operating costs in fiscal 1996 by a higher percentage than the decrease in revenues as a result of operational efficiencies due to all contract drilling jobs during 1996 being in the same area; this savings is not expected to recur in the future.

     The Company expects competitive pressures within the industry to continue and potentially grow as demand for water well drilling in Hawaii is not expected to increase in the 1997 fiscal year.

     Contract drilling revenues and operating costs decreased $1,320,000 (26%) and $1,251,000 (30%), respectively, in fiscal 1995 as compared to fiscal 1994, due to decreased pump installation activity, partially offset by higher water well drilling activity. Combined operating profit before depreciation decreased $69,000 (7%) in fiscal 1995, as compared to fiscal 1994, due to less cost efficiencies in fiscal 1995 brought on by the lower overall work performed by the contract drilling segment.

     Contract drilling revenues and operating costs increased $520,000 (11%) and $1,035,000 (33%), respectively, in fiscal 1994 as compared to fiscal 1993, due to higher pump installation activity, partially offset by lower water well drilling activity. Pump installation revenues and operating costs increased $3,010,000 (702%) and $2,311,000 (739%), respectively, in fiscal 1994, whereas water well drilling revenues and operating costs decreased $2,446,000 (60%) and $1,205,000 (53%), respectively, in fiscal 1994, as compared to fiscal 1993. Combined operating profit before depreciation decreased $515,000 (35%) in fiscal 1994 primarily due to the fact that gross margins on pump installation contracts are lower than gross margins for well drilling contracts. Additionally, water well drilling operations were at full capacity during part of fiscal 1993, enabling operations to be completed more efficiently.

     At September 30, 1996, WRI had a backlog of one water well contract which was in progress as of September 30, 1996, and nine pump installation contracts, four of which were in progress as of September 30, 1996. These ten contracts represent a backlog of contract drilling revenues of approximately $1,057,000 as of September 30, 1996.

Investment in Land
------------------

     In fiscal 1996, 1995, and 1994, Kaupulehu Developments entered into no land transactions.

     Expenditures applicable to the rezoning of approximately 1,000 acres of the 2,180 acres incurred subsequent to April 1995 are being capitalized. Such costs, comprised of legal, consulting and planning fees as well as capitalized interest, amounted to $646,000 and $293,000 for the years ended
September 30, 1996 and September 30, 1995, respectively.

     In April 1995, the option under which Hualalai Development Company could have acquired Kaupulehu Developments' leasehold interest in approximately 2,180 acres of conservation zoned property in North Kona, Hawaii, expired, unexercised.

     For three of the past four years Hawaii's economy has been in a recession. While the current outlook is for moderate economic growth of 2% to 3%, the real estate market is not expected to experience a measurable improvement in the near term.

Gas Processing and Other Income
-------------------------------

     Gas processing and other income increased $210,000 (32%) in fiscal 1996, as compared to fiscal 1995, due primarily to increased non-unit gas processed at the Dunvegan gas plant, partially offset by a decrease in interest income as a result of lower average cash balances and interest rates. The Company estimates that gas revenues will continue to grow in fiscal 1997 as additional non-unit owners tie their natural gas production into the Dunvegan gas plants.

     Gas processing and other income decreased $300,000 (31%) in fiscal 1995, as compared to fiscal 1994, due to lower average cash balances and reduced dividend income as a result of the sale of investments in preferred stocks.

     Gas processing and other income increased $60,000 (7%) in fiscal 1994, as compared to fiscal 1993, due to increased dividend income as a result of the Company's investments in preferred stocks.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses decreased $658,000 (17%) in fiscal 1996, as compared to fiscal 1995. This decrease was due to decreased outside services, decreased foreign currency transaction losses, and rezoning costs. Foreign currency transaction losses were immaterial in fiscal 1996 while foreign currency transaction losses of $176,000 were included in general and administrative expenses in fiscal 1995. $438,000 of costs incurred by Kaupulehu Developments for the rezoning of leasehold property under option were included in general and administrative expenses in fiscal 1995. In fiscal 1996, rezoning costs incurred by Kaupulehu Developments were related to leasehold property no longer under option and were accordingly capitalized and included in investment in land.

     General and administrative expenses decreased $236,000 (6%) in fiscal 1995, as compared to fiscal 1994, due to decreased personnel costs, decreases in certain rezoning costs incurred by Kaupulehu Developments and non-recurring costs related to the relocation of the corporate office in Honolulu, Hawaii. These decreases were partially offset by $176,000 of foreign currency transaction losses in fiscal 1995; there were no material foreign currency transaction losses in fiscal 1994.

     General and administrative expenses increased $198,000 (5%) in fiscal 1994, as compared to fiscal 1993, due to increases in salaries, pension costs and costs related to the relocation of the corporate office in Honolulu, Hawaii.

Depreciation, Depletion and Amortization
----------------------------------------

     Depreciation, depletion and amortization expense decreased $143,000 (5%) to $2,960,000 in fiscal 1996, as compared to $3,103,000 in fiscal 1995, due to certain contract drilling assets having been fully depreciated in fiscal 1995 and a 12% decline in natural gas production, partially offset by a 10% higher depletion rate per MCF equivalent. The depletion rate per MCF equivalent increased to $0.44 per MCF equivalent in fiscal 1996 from $0.40 per MCF equivalent in fiscal 1995 due to higher finding costs for proven reserve additions in 1996 as compared to earlier years. The increase in the rate of depletion reflects the Company's larger cost base, including estimated future costs to complete development and process proven reserves and estimated future site restoration expenses. Included in depreciation, depletion and amortization is $90,000 and $85,000 in fiscal 1996 and 1995, respectively, for the amortization of estimated future site restoration costs.

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

Interest Expense
----------------

     Interest expense decreased $49,000 (6%) in fiscal 1996, as compared to fiscal 1995, due to lower average interest rates and average loan balances on the Company's credit facility borrowings with the Royal Bank of Canada, and a $74,000 increase in capitalization of interest costs related to the Company's investment in land. This was partially offset by higher interest expense attributable to the convertible notes that were issued in June 1995 and thus outstanding for only four months in fiscal 1995. The average interest rate paid during fiscal 1996 on the Company's debt with the Royal Bank of Canada decreased from an average of 6.47% in fiscal 1995 to 6.33% in fiscal 1996. The interest rate on the convertible notes was 10% per annum during both fiscal 1996 and the last four months of fiscal 1995.

     Interest expense increased $263,000 (53%) in fiscal 1995, as compared to fiscal 1994, due to higher average interest rates on the Company's credit facility borrowings with the Royal Bank of Canada and interest on the convertible notes issued in June 1995. The average interest rate incurred during fiscal 1995 on the Company's total outstanding debt was 6.67%, an increase of 41% from fiscal 1994's average of 4.73%. The average interest rate paid during fiscal 1995 on the Company's debt with the Royal Bank of Canada increased 37% from an average of 4.73% in fiscal 1994 to 6.47% in fiscal 1995. The interest rate on the convertible notes issued in June 1995 was 10% per annum for the period June through September 1995.

     Interest expense decreased $140,000 (22%) in fiscal 1994, as compared to fiscal 1993, due to a lower average outstanding debt balance under the Company's credit facility with the Royal Bank of Canada in fiscal 1994, as compared to fiscal 1993. The effect of the lower outstanding debt was partially offset by higher interest rates; the average interest rate paid during fiscal 1994 on the Company's debt with the Royal Bank of Canada increased 20% from an average of 3.94% in fiscal 1993 to 4.73% in fiscal 1994.

Foreign Currency Fluctuations
-----------------------------

     The Company conducts foreign operations in Canada. Consequently, the Company is subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. Foreign currency transaction gains and losses were immaterial in fiscal 1996 and 1994. During fiscal 1995, the Company realized foreign currency transaction losses of $176,000; this amount is reflected in general and administrative expenses in the consolidated statement of operations for fiscal 1995. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Taxes
-----

     In November 1995, officials of the U.S. and Canada formally ratified a new agreement amending the Canada-U.S. Tax Treaty reducing the Canadian Branch tax, effective January 1, 1996, from 10% to 6% and, effective January 1, 1997, to 5%. This change decreased current tax expense and deferred tax expense by approximately $20,000 and $290,000, respectively, in fiscal 1996, as compared to fiscal 1995.

     In fiscal 1996, 1995, and 1994, the provision for income taxes does not bear a normal relationship to earnings because Canadian taxes were payable on the Canadian operations and losses from U.S. operations provide no foreign tax benefits.

Environmental Matters
---------------------

     The application of Federal, state, and Canadian regulations to protect the environment, particularly in regard to the discharge of materials into the environment, may increase the cost of operations for the Company's oil and natural gas and contract drilling operations. The Company presently spends certain non-material amounts, from time to time, to comply with environmental regulations. Although the Company is not aware of any specific problems, recent history may not be indicative of the amounts of expenditures that the Company may be required to expend for these purposes in subsequent years.

Inflation
---------

     The effect of inflation on the Company has generally been to increase its cost of operations, interest cost (as essentially all of the Company's debt is at variable short-term rates of interest which tend to increase as inflation increases), general and administrative costs and direct costs associated with oil and natural gas production and contract drilling operations. In the case of contract drilling, the Company has not been able to increase its contract revenues to fully compensate for increased costs. In the case of oil and natural gas, prices realized by the Company are essentially determined by world prices for oil and western Canadian/California/southwest U.S. prices for natural gas.

New Statement of Financial Accounting Standards
-----------------------------------------------

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 provides an option to adopt a new, fair value based method of measuring stock-based compensation, or to disclose in the footnotes proforma net earnings and earnings per share information as if the fair value based method had been adopted. The Company has determined that it will make the required disclosures in the footnotes to its financial statements beginning in fiscal 1997.

Item 7.     FINANCIAL STATEMENTS
            --------------------


                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
Barnwell Industries, Inc.:

We have audited the consolidated financial statements of Barnwell Industries, Inc. and subsidiaries as listed in the index at Part III, Item 13. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the index at Part III, Item 13. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
November 27, 1996


                   BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
ASSETS                                                    September 30,
------                                              --------------------------
CURRENT ASSETS:                                         1996          1995
                                                    -----------    -----------
 Cash, interest bearing of $3,552,000 in 1996
   and $2,976,000 in 1995                           $ 3,553,000    $ 2,976,000
 Accounts receivable (Notes 3 and 13)                 2,288,000      2,485,000
 Royalty tax credit and taxes receivable                181,000        215,000
 Costs and estimated earnings in excess of
   billings on uncompleted contracts (Note 3)           136,000        113,000
 Deferred income tax assets (Note 7)                    200,000        120,000
 Inventories and other current assets                   193,000        215,000
                                                    -----------    -----------
   TOTAL CURRENT ASSETS                               6,551,000      6,124,000
                                                    -----------    -----------

INVESTMENT IN LAND (Notes 5 and 6)                    1,115,000        648,000
                                                    -----------    -----------

OTHER ASSETS (Notes 3 and 4)                            445,000      1,011,000
                                                    -----------    -----------

PROPERTY AND EQUIPMENT (Note 6):
 Land                                                   631,000        631,000
 Oil and natural gas properties
  (full cost accounting)                             41,897,000     37,799,000
 Drilling rigs and equipment                          7,911,000      7,879,000
 Other property and equipment                         2,646,000      2,445,000
                                                    -----------    -----------
                                                     53,085,000     48,754,000
 Accumulated depreciation, depletion
  and amortization                                   30,416,000     27,757,000
                                                    -----------    -----------
   TOTAL PROPERTY AND EQUIPMENT                      22,669,000     20,997,000
                                                    -----------    -----------

TOTAL ASSETS                                        $30,780,000    $28,780,000
                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                   $ 1,694,000    $ 1,065,000
 Accrued expenses                                       678,000        523,000
 Billings in excess of costs and estimated
   earnings on uncompleted contracts (Note 3)            20,000        436,000
 Payable to joint interest owners                       637,000        457,000
 Income taxes payable (Note 7)                          158,000          -
                                                    -----------    -----------
   TOTAL CURRENT LIABILITIES                          3,187,000      2,481,000
                                                    -----------    -----------

LONG-TERM DEBT (Note 6)                              11,100,000     11,100,000
                                                    -----------    -----------

DEFERRED INCOME TAXES (Note 7)                        5,090,000      4,837,000
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)

STOCKHOLDERS' EQUITY (Notes 6 and 9):
 Common stock, par value $.50 per share:
   Authorized, 4,000,000 shares
   Issued, 1,642,797 shares                             821,000        821,000
 Additional paid-in capital                           3,103,000      3,103,000
 Retained earnings                                   14,121,000     12,891,000
 Foreign currency translation adjustments            (1,925,000)    (1,683,000)
 Unrealized holding losses
   on securities (Notes 4 and 7)                        (12,000)       (65,000)
 Treasury stock, at cost, 320,745 shares             (4,705,000)    (4,705,000)
                                                    -----------    -----------
  TOTAL STOCKHOLDERS' EQUITY                         11,403,000     10,362,000
                                                    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $30,780,000    $28,780,000
                                                    ===========    ===========

                 See Notes to Consolidated Financial Statements

                   BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year ended September 30,
                                           ---------------------------------------
                                              1996          1995          1994
                                           -----------   -----------   -----------
Revenues:
 Oil and natural gas (Note 14)             $10,660,000   $10,520,000   $13,950,000

 Contract drilling                           2,650,000     3,770,000     5,090,000

 Gas processing and other                      870,000       660,000       960,000
                                           -----------   -----------   -----------
                                            14,180,000    14,950,000    20,000,000
                                           -----------   -----------   -----------

Costs and expenses:
 Oil and natural gas operating               3,406,000     3,373,000     3,188,000

 Contract drilling operating                 1,885,000     2,890,000     4,141,000

 General and administrative                  3,114,000     3,772,000     4,008,000

 Depreciation, depletion and amortization    2,960,000     3,103,000     2,897,000

 Interest expense, net (Note 6)                707,000       756,000       493,000

 Minority interest in losses (Note 5)             -         (286,000)     (250,000)
                                           -----------   -----------   -----------
                                            12,072,000    13,608,000    14,477,000
                                           -----------   -----------   -----------

Earnings before income taxes                 2,108,000     1,342,000     5,523,000

Provision for income taxes (Note 7)            878,000       692,000     3,003,000
                                           -----------   -----------   -----------

NET EARNINGS                               $ 1,230,000   $   650,000   $ 2,520,000
                                           ===========   ===========   ===========


NET EARNINGS PER SHARE                           $0.93         $0.49         $1.90
                                           ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          1,324,400     1,326,100     1,326,500
                                            ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

                   BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year ended September 30,
                                               ------------------------------------
                                                  1996         1995         1994
                                               ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                  $1,230,000   $  650,000   $2,520,000
 Adjustments to reconcile
   net earnings to net cash
   provided by operating activities:
 Depreciation, depletion and amortization       2,960,000    3,103,000    2,897,000
 Deferred income taxes                            237,000   (1,522,000)     564,000
 Minority interest in losses                        -         (286,000)    (250,000)
                                               ----------   ----------   ----------
                                                4,427,000    1,945,000    5,731,000
 Increase (decrease) from changes in
   current assets and liabilities (Note 15)     1,273,000      (21,000)  (1,395,000)
                                               ----------   ----------   ----------

 Net cash provided by operating activities      5,700,000    1,924,000    4,336,000
                                               ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                          (5,967,000)  (3,930,000)  (5,737,000)
 Decrease (increase) in other assets              285,000     (300,000)     (84,000)
 Proceeds from sale of oil and natural
   gas properties and other equipment             414,000      613,000      254,000
                                               ----------   ----------   ----------

 Net cash used in investing activities         (5,268,000)  (3,617,000)  (5,567,000)
                                               ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net contributions from joint
   venture minority interest owner                180,000        -             -
 Long-term debt borrowings (including
   $1,900,000 from affiliates (Note 6))              -       2,000,000         -
 Payment of dividends                                -        (198,000)    (396,000)
 Repayment of long-term debt                         -      (1,500,000)        -
                                               ----------   ----------   ----------

 Net cash provided by
   (used in) financing activities                 180,000      302,000     (396,000)
                                               ----------   ----------   ----------

 Effect of exchange rate changes on cash          (35,000)     169,000      (10,000)
                                               ----------   ----------   ----------
 Net increase (decrease) in cash                  577,000   (1,222,000)  (1,637,000)

 Cash at beginning of year                      2,976,000    4,198,000    5,835,000
                                               ----------   ----------   ----------

 Cash at end of year                           $3,553,000   $2,976,000   $4,198,000
                                               ==========   ==========   ==========

                 See Notes to Consolidated Financial Statements

                                         BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                         Foreign     Unrealized
                                         Common Stock       Additional                  Currency      Holding
                                       -------------------    Paid-In    Retained      Translation     Gains/   Treasury
                                       Shares      Amount     Capital    Earnings      Adjustments    (Losses)    Stock
                                       --------- ---------  ----------  -----------    -----------   --------  -----------
Balances at September 30, 1993         1,642,797 $ 821,000  $3,103,000  $10,183,000    $(1,777,000)  $   -     $(4,705,000)
 Net earnings                              -          -          -        2,520,000          -           -           -

 Dividends declared ($.20 per share)       -          -          -         (264,000)         -           -           -

 Foreign currency
   translation adjustments                 -          -          -            -           (114,000)      -           -

 Unrealized holding
   gain on securities                      -          -          -            -              -         15,000        -
                                       --------- ---------  ----------  -----------    -----------   --------  -----------
Balances at September 30, 1994         1,642,797   821,000   3,103,000   12,439,000     (1,891,000)    15,000   (4,705,000)
 Net earnings                              -          -          -          650,000          -           -           -

 Dividends declared ($.15 per share)       -          -          -         (198,000)         -           -           -

 Foreign currency
   translation adjustments                 -          -          -            -            208,000       -           -

 Unrealized holding
   loss on securities                      -          -          -            -              -        (80,000)       -
                                       --------- ---------  ----------  -----------    -----------   --------  -----------
Balances at September 30, 1995         1,642,797   821,000   3,103,000   12,891,000     (1,683,000)   (65,000)  (4,705,000)
 Net earnings                              -          -          -        1,230,000          -           -           -

 Foreign currency
   translation adjustments                 -          -          -            -           (242,000)      -           -

 Unrealized holding
   gain on securities                      -          -          -            -              -         53,000        -
                                       --------- ---------  ----------  -----------    -----------   --------  -----------
Balances at September 30, 1996         1,642,797 $ 821,000  $3,103,000  $14,121,000    $(1,925,000)  $(12,000) $(4,705,000)
                                       ========= =========  ==========  ===========    ===========   ========  ===========

                                       See Notes to Consolidated Financial Statements


                             BARNWELL INDUSTRIES, INC.
                             -------------------------

                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994
                 ----------------------------------------------



1.   DESCRIPTION OF THE REPORTING ENTITY AND BUSINESS
     ------------------------------------------------

     The consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries, including a land development joint venture (collectively referred to herein as "Company"). All significant intercompany accounts and transactions have been eliminated.

     During its last three completed fiscal years, the Company was engaged in exploring for, developing, producing and selling oil and natural gas in Canada and the United States, investing in leasehold land in Hawaii, and drilling water wells and installing and repairing water pumping systems in Hawaii. The Company's oil and natural gas activities comprise its largest business segment. Approximately 75% of the Company's revenues and 85% of the Company's capital expenditures for the fiscal year ended September 30, 1996 were attributable to its oil and natural gas activities. The Company's contract drilling activities accounted for 19% of the Company's revenues in fiscal 1996 with corporate and other revenues comprising the remaining 6%. The Company had no land investment revenue in 1996; land investment revenues relate to the sale of leasehold interests and development rights, which do not occur every year.

2.   SIGNIFICANT ACCOUNTING POLICIES
     -------------------------------

Oil and natural gas properties
------------------------------

     The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including unsuccessful wells, are capitalized until such time as the aggregate of such costs, on a country by country basis, equals the discounted present value (at 10%) of the Company's estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers, less related income tax effects. Any capitalized costs in excess of the discounted present value are charged to expense. Depletion of all such costs, except costs related to unproven properties, is provided by the unit-of-production method based upon proved oil and natural gas reserves of all properties on a country by country basis. General and administrative costs related to oil and natural gas operations are expensed as incurred. Estimated future site restoration and abandonment costs are charged to earnings at the rate of depletion and are included in accumulated depreciation, depletion and amortization. Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties. Gains or losses are recognized on the disposition of significant oil and natural gas properties.

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

Investment in land and revenue recognition
------------------------------------------

     The Company accounts for its investment in land at cost plus capitalized interest on its investment. Land sales for real estate under option as of September 30, 1996 are accounted for under the cost recovery method. Under the cost recovery method, no gain is recognized until cash received exceeds the cost and the estimated future costs related to the land sold. The balance sheet includes no cost for lands under option and, accordingly, cash receipts, if any, in excess of costs will be reported as revenues. The Company's cost and capitalized interest for the land not under option is included in the balance sheet under the caption "Investment in Land."

Other Long-Term Assets
----------------------

     Included in other assets are investments in equity securities which are classified as available-for-sale and are reported at fair value, with unrealized gains and losses, net of related tax effect, excluded from earnings and reported as a separate component of stockholders' equity. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security. Cost in computing realized gains and losses is determined using the specific identification method.

Long-Lived Assets
-----------------

     Long-lived assets other than oil and natural gas properties are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized. Such impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of the asset carrying value or fair value, less cost to sell.

Drilling rigs and other equipment
---------------------------------

     Drilling rigs and other equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives.

Inventories
-----------

     Inventories are comprised of drilling materials and are valued at the lower of weighted average cost or net realizable value.

Environmental
-------------

     The Company is subject to extensive environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Income taxes
------------

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

Earnings per share
------------------

     Primary earnings per share are based on the weighted average number of outstanding common shares during the year after consideration of the dilutive effect of outstanding stock options and convertible securities. Fully diluted earnings per share is not materially different from primary earnings per share.

Foreign currency translation
----------------------------

     Assets and liabilities of foreign operations and subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders' equity account entitled "foreign currency translation adjustments." Operating results of foreign subsidiaries are translated at average exchange rates during the period. Foreign currency transaction losses amounting to $176,000 for fiscal 1995 are reflected in general and administrative expenses in the accompanying consolidated statements of operations; there were immaterial foreign currency transaction gains or losses in fiscal years 1996 and 1994.

New Statement of Financial Accounting Standards
-----------------------------------------------

     In October 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation." SFAS 123 provides an option to adopt a new, fair value based method of measuring stock-based compensation, or to disclose in the footnotes proforma net earnings and earnings per share information as if the fair value based method had been adopted. The Company has determined that it will make the required disclosures in the footnotes to its financial statements beginning in fiscal 1997.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

3.   RECEIVABLES AND CONTRACT COSTS
     ------------------------------

     Accounts receivable, current, are net of allowances for doubtful accounts of $10,000 and $64,000 as of September 30, 1996 and 1995, respectively. Included in accounts receivable are contract retainage balances of $440,000 and $546,000 as of September 30, 1996 and 1995, respectively. These balances are expected to be collected within one year, specifically within 45 days after the related contracts have received final acceptance and approval.

     At September 30, 1995, long-term notes and other receivables amounted to $642,000, net of an allowance for doubtful accounts of $267,000, and are included in other assets.

     Costs and estimated earnings on uncompleted contracts are as follows:

                                                             September 30,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
Costs incurred on uncompleted contracts                 $2,385,000   $3,950,000
Estimated earnings                                       1,192,000    1,723,000
                                                        ----------   ----------
                                                         3,577,000    5,673,000
Less billings to date                                    3,461,000    5,996,000
                                                        ----------   ----------
                                                        $  116,000   $ (323,000)
                                                        ==========   ==========

     Costs and estimated earnings on uncompleted contracts are included in the consolidated balance sheets under the following captions:

                                                             September 30,
                                                        -----------------------
                                                           1996         1995
                                                        ----------   ----------
Costs and estimated earnings
  in excess of billings on uncompleted contracts        $  136,000    $ 113,000
Billings in excess of costs
  and estimated earnings on uncompleted contracts          (20,000)    (436,000)
                                                        ----------    ---------
                                                        $  116,000    $(323,000)
                                                        ==========    =========

4.   INVESTMENTS IN EQUITY SECURITIES
     --------------------------------

     Included in other assets are available-for-sale equity securities. The following summarizes the aggregate market value, cost, gross unrealized holding gains and losses and income tax effect of available-for-sale securities:

                                                                 September 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
Market value                                                 $240,000  $163,000
Cost                                                          258,000   261,000
                                                             --------  --------
Gross unrealized holding
  losses before income tax effect                             (18,000)  (98,000)
Income tax effect                                               6,000    33,000
                                                             --------  --------
  Unrealized holding losses, net of
      income tax effect, included in stockholders' equity    $(12,000) $(65,000)
                                                             ========  ========

     There were no realized losses in fiscal 1996. Realized losses on trading securities amounted to $68,000 in fiscal 1995, $58,000 of which was recognized as unrealized holding losses in fiscal 1994.

5.   INVESTMENT IN LAND
     ------------------

     The Company owns a 50.1% controlling interest in Kaupulehu Developments, a Hawaii joint venture. Between 1986 and 1989, Kaupulehu Developments successfully obtained the state and county zoning changes necessary to permit development of the newly opened Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Course, a second golf course, and single and multiple family residential units. Kaupulehu Developments currently owns development rights in approximately 100 acres of residentially zoned leasehold land and leasehold rights in approximately 2,180 acres of land located approximately six miles north of the Keahole Airport in the North Kona District of the Island of Hawaii.

     The approximately 100 acres zoned for residential development are in the vicinity of and adjacent to the newly opened Hualalai Golf Course. Kaupulehu Developments' residential development rights in these approximately 100 acres are under option to Hualalai Development Company (formerly Kaupulehu Makai Venture), an affiliate of Kajima Corporation of Japan. If Hualalai Development Company exercises this option, the Company will receive $16,157,000 in connection with its 50.1% interest in Kaupulehu Developments. The option expires on December 31, 1999, unless 20% of the consideration is received on or before December 31, 1999; on April 30, 2003 unless 50% of the then remaining consideration is received on or before April 30, 2003 and the remainder of the option would then expire on April 30, 2007. There is no assurance that this option or any portion of it will be exercised.

     The 2,180 acres of land in which Kaupulehu Developments holds leasehold rights is located adjacent to and north of the Four Seasons Resort Hualalai. Kaupulehu Developments is in the process of negotiating a new development agreement and residential fee purchase prices with the lessor. Management cannot predict the ultimate outcome of these negotiations.

     In 1993, Kaupulehu Developments submitted a rezoning petition to the State Land Use Commission to reclassify approximately 1,000 of the 2,180 acres to allow for the development of a residential community with recreational and commercial areas, in conformance with the Hawaii County General Plan designation for the area. The proposed developments include 500 multi-family units, 530 residential single-family home sites, a commercial center and two 18-hole golf courses. The remaining 1,180 acres, located in the eastern portion of the property, is classified within the State Land Use Conservation District and zoned unplanned by the County.

     In June 1996, the State Land Use Commission (LUC) approved the Company's petition for reclassification of the approximately 1,000 acres of conservation zoned land into the Urban District for resort/residential development. Subsequent to the LUC's approval, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the LUC's decision. If the LUC's decision is upheld, Kaupulehu Developments must then obtain an additional series of approvals from various state and county agencies; there is no assurance that these approvals will be forthcoming at any time.

     Costs related to the rezoning of the conservation land are capitalized and included in investment in land.

6.   LONG-TERM DEBT
     --------------

     The Company has a credit facility at the Royal Bank of Canada, a Canadian bank, for $15,000,000 Canadian dollars, or its U.S. dollar equivalent of approximately $11,000,000 at September 30, 1996. Borrowings under this facility were $9,100,000 at September 30, 1996 and 1995, and are included in long-term debt.

     The facility is available in U.S. dollars at the London Interbank Offer Rate ("LIBOR") plus 3/4%, at U.S. prime plus 1/2%, or in Canadian dollars at Canadian prime plus 1/2%. Under the financing agreement, the facility is reviewed annually, with the next review planned for February 1997. Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a 5-year term loan by the bank. If the facility is converted to a 5-year term loan, the Company has agreed to the following repayment schedule of the then outstanding loan balance: year 1-30%; year 2-27%; year 3-16%; year 4-14% and year 5-13%.

     The Company has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan. During the year ended September 30, 1996, the Company paid interest at rates ranging from 6.063% to 6.625%. At September 30, 1996, the rate was 6.188%. The facility is collateralized by the Company's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties. The facility is reviewed annually with a primary focus on the future cash flows that will be generated by the Company's Canadian oil and natural gas properties. No compensating bank balances are required on any of the Company's indebtedness. At September 30, 1996, the Company had unused credit available under this facility of approximately $1,900,000.

     In June 1995, the Company issued $2,000,000 of convertible notes due
July 1, 2003. $400,000 of such notes were purchased by Mr. Morton H. Kinzler, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, $200,000 were purchased by Mr. Martin Anderson, a director, $200,000 were purchased by Dr. Joseph E. Magaro, a 15.9% shareholder of the Company, $100,000 were purchased by Dr. R. David Sudarsky, a 9.2% shareholder of the Company, and $1,000,000 were purchased by Ingalls and Snyder Value Partners, L.P., an affiliate of a 7.5% shareholder of the Company. The notes are payable in 20 consecutive equal quarterly installments beginning in October 1998. Interest is payable quarterly at an interest rate to be adjusted quarterly to the greater of 10% per annum or 1% over the prime rate of interest. The Company paid interest on these convertible notes at the rate of 10% per annum throughout fiscal 1996. The notes are unsecured and convertible at any time at the holder's option into shares of the Company's common stock at a price of $20.00 per share, subject to adjustment for certain events including a stock split of, or stock dividend on, the Company's common stock. The notes are redeemable, at the option of the Company, at any time after July 1, 1997, at premiums declining 1% annually from 5% to 0% of the principal amount of the notes. These notes, amounting to $2,000,000 at September 30, 1996 and 1995, are included in long-term debt.

     At September 30, 1996, the maturities of long-term debt, exclusive of the credit facility with the Canadian bank, are as follows:

1997                     $     -
1998                           -
1999                        400,000
2000                        400,000
2001                        400,000
Thereafter                  800,000
                         ----------
                         $2,000,000
                         ==========

     The Company capitalized interest related to its investment in land. Interest expense for the years ended September 30, 1996, 1995 and 1994 are as follows:

                                             1996         1995          1994
                                          ---------    ---------     ---------
Interest costs incurred                   $ 794,000    $ 769,000     $ 493,000
Less interest costs
   capitalized on investment in land         87,000       13,000          -
                                          ---------    ---------     ---------
Interest expense                          $ 707,000    $ 756,000     $ 493,000
                                          =========    =========     =========

7.   TAXES ON INCOME
     ---------------

     The components of earnings/(loss) before income taxes are as follows:

                                               Year ended September 30,
                                       ----------------------------------------
                                          1996           1995          1994
                                       ------------    -----------  -----------

United States                          $ (1,200,000)   $(1,444,000) $(1,446,000)
Canadian                                  3,308,000      2,786,000    6,969,000
                                       ------------    -----------  -----------

                                       $  2,108,000    $ 1,342,000  $ 5,523,000
                                       ============    ===========  ===========

     The components of the provision for income taxes related to the above earnings/(loss) are as follows:

                                               Year ended September 30,
                                         ------------------------------------
                                            1996         1995         1994
                                         ----------   ----------   ----------
Current:
  United States - Federal                $  (67,000)  $1,069,000   $  170,000
  United States - State and local           (51,000)     241,000        -
                                         ----------   ----------   ----------
    United States - total                  (118,000)   1,310,000      170,000

  Canadian                                  759,000      904,000    2,269,000
                                         ----------   ----------   ----------
    Total current                           641,000    2,214,000    2,439,000
                                         ----------   ----------   ----------


Deferred:
  United States                              56,000   (1,420,000)     (60,000)
  Canadian                                  181,000     (102,000)     624,000
                                         ----------   ----------   ----------
    Total deferred                          237,000   (1,522,000)     564,000
                                         ----------   ----------   ----------
                                         $  878,000   $  692,000   $3,003,000
                                         ==========   ==========   ==========

     In November 1995, officials of the U.S. and Canada formally ratified a new agreement amending the Canada-U.S. Tax Treaty that reduced the Canadian Branch tax, effective January 1, 1996, from 10% to 6% and, effective January 1, 1997, to 5%. This change resulted in the recognition of a deferred Canadian income tax benefit of $290,000 in the year ended September 30, 1996.

     For fiscal 1996 and 1994, $27,000 and $9,000, respectively, of deferred income taxes related to changes in the unrealized holding gain or loss on available for sale securities were reflected as a charge to stockholders' equity. For fiscal 1995, $42,000 of deferred income taxes related to changes in the unrealized holding loss on available for sale securities was reflected as a credit to stockholders' equity.

     A reconciliation between the reported provision for income taxes and the amount computed by multiplying the earnings before income taxes by the United States federal tax rate is as follows:

                                                Year ended September 30,
                                          -----------------------------------
                                             1996        1995         1994
                                          ----------  ----------   ----------

Tax computed by applying statutory rate $ 738,000 $ 470,000 $1,933,000 Effect of foreign tax
  provision on the total tax provision       492,000     206,000      960,000
Effect on deferred income
  tax assets and liabilities of
  reduction in Canadian Branch tax rate     (290,000)       -           -
Other                                        (62,000)     16,000      110,000
                                          ----------  ----------   ----------
                                          $  878,000  $  692,000   $3,003,000
                                          ==========  ==========   ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1996 and 1995 are as follows:

Deferred income tax assets:                          1996          1995
                                                 -----------   -----------
  Tax basis in land in excess of book basis      $ 1,092,000   $ 1,106,000
  Write-off of asset not deducted for tax            148,000       148,000
  U.S. tax effect of deferred Canadian taxes       2,073,000     2,049,000
  Foreign tax credit carryforward                    214,000       319,000
  Other                                              601,000       520,000
                                                 -----------   -----------
    Total gross deferred tax assets                4,128,000     4,142,000
    Less-valuation allowance                      (2,408,000)   (2,368,000)
                                                 -----------   -----------
  Net deferred income tax assets                   1,720,000     1,774,000
                                                 -----------   -----------

Deferred income tax liabilities:
  Property and equipment tax depreciation
    and depletion in excess of book               (6,098,000)   (6,028,000)
  Other                                             (512,000)     (463,000)
                                                 -----------   -----------
  Total deferred income tax liabilities           (6,610,000)   (6,491,000)
                                                 -----------   -----------

Net deferred income tax liability                $(4,890,000)  $(4,717,000)
                                                 ===========   ===========

     The net change in the total valuation allowance for the years ended September 30, 1996 and 1995 was a $40,000 increase and $10,000 decrease, respectively. The increase for the year ended September 30, 1996 relates primarily to state of Hawaii net operating loss carryforwards which are more likely than not to expire before utilization. Net operating loss carryforwards for state of Hawaii tax purposes were approximately $2,900,000 at September 30, 1996, expiring between fiscal years 2000 and 2011.

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has established a valuation allowance for Canadian tax deductions, foreign tax credits and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. earnings will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted for U.S. tax purposes. Net deferred tax assets will primarily be realized through the deduction of the cost basis in investment in land against proceeds from investment in land for tax purposes. Under the cost recovery accounting method, this cost basis has already been expensed for book purposes. The amount of deferred income tax assets considered realizable may be reduced in the near term if estimates of future taxable income are reduced.

8.   PENSION PLAN
     ------------

     The Company sponsors a noncontributory defined benefit pension plan covering substantially all employees, with benefits based on years of service and the employee's highest consecutive five-year average earnings. The Company's funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future. The plan assets at September 30, 1996 are invested as follows: 75% listed government mortgages, 20% common stocks and 5% cash.

     The funded status of the pension plan and the amounts recognized in the consolidated financial statements is as follows:

                                                            September 30,
                                                     --------------------------
                                                         1996          1995
                                                     -----------    -----------
Accumulated benefit obligation, including
  vested benefits of $1,369,000 and
  $1,482,000, respectively                           $ 1,422,000    $ 1,530,000
                                                     ===========    ===========

Projected benefit obligation for service
  rendered to date                                   $(1,812,000)   $(1,925,000)

Plan assets at fair market value                       1,928,000      1,815,000
                                                     -----------    -----------

Plan assets greater (less) than
  projected benefit obligation                           116,000       (110,000)

Unrecognized net gain from past
  experience different from that assumed
  and effects of changes in assumptions                 (175,000)        (7,000)

Unrecognized prior service cost                           51,000         57,000

Unrecognized net asset at
  October 1, 1988 being recognized over 12.3 years        (5,000)        (5,000)
                                                     -----------    -----------
Accrued pension cost                                 $   (13,000)   $   (65,000)
                                                     ===========    ===========

     As of September 30, 1996 and 1995, the discount rate assumed in determining the actuarial present value of the projected benefit obligation was 7.5%.

     Net pension cost includes the following components:

                                                    Year ended September 30,
                                                -------------------------------
                                                   1996       1995       1994
                                                --------    --------   --------
Service cost, benefits earned during the year   $ 61,000    $ 38,000   $138,000
Interest cost on projected benefit obligation    130,000     126,000    135,000
Actual return on plan assets, (gain) loss       (151,000)   (217,000)     8,000
Net amortization and deferral                     13,000      90,000   (122,000)
                                                --------    --------   --------

Net pension cost                                $ 53,000    $ 37,000   $159,000
                                                ========    ========   ========

                                                    Year ended September 30,
                                                -------------------------------
                                                   1996       1995      1994
                                                ----------  --------  ---------
Assumed rate of increase in future
  compensation levels                              6.0%       6.0%      6.0%
                                                   ====       ====      ====

Expected long-term rate of return on assets        8.0%       8.0%      9.0%
                                                   ====       ====      ====

9.   COMMON STOCK
     ------------

     In March 1995, the Company granted 20,000 non-qualified stock options to an officer of the Company at a purchase price of $19.625 per share (market price on date of grant), with 4,000 of such options vesting annually commencing one year from the date of grant. These options have stock appreciation rights which permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. The options expire ten years from the date of grant.

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

     Option transactions during fiscal 1996, 1995 and 1994 are as follows:

                                                    Options
                                           ------------------------
                                           Outstanding  Exercisable
                                           -----------  -----------
Balance at September 30, 1993                 44,000       44,000

Canceled                                     (20,000)     (20,000)
                                           ---------    ---------
Balance at September 30, 1994                 24,000       24,000

Issued ($19.625 per share)                    20,000         -
                                           ---------    ---------
Balance at September 30, 1995                 44,000       24,000

Became exercisable                              -           4,000
                                           ---------    ---------
Balance at September 30, 1996                 44,000       28,000
                                           =========    =========

     Exercisable options at September 30, 1996 are as follows:

                              Per share price  Number of options
                              ---------------  -----------------

                                  $13.625           14,000
                                  $19.625            4,000
                                  $22.250           10,000
                                                    ------

                                   Total            28,000
                                                    ======

     Privately negotiated repurchases of common stock may be made if suitable opportunities become available. At September 30, 1996, the Company could purchase an additional 19,800 shares under a March 1991 stock repurchase authorization.

10.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company is involved in routine litigation and is subject to governmental and regulatory controls that are incidental to the ordinary course of business. The Company's management believes that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position, results of operations, or liquidity.

     The Company is contingently liable for the repayment of loans under a $750,000 loan facility, granted by a bank, to three participants in one of the Company's oil and natural gas ventures. At September 30, 1996, the loan balance was $386,000, $100,000 of which is to an affiliate of the Company. The three participants' interests in the venture are pledged as collateral to secure repayment of the loans. The Company believes the value of the collateral is significantly in excess of the loan balances.

     The Company has several operating leases for office space. Rental expense was $398,000 in 1996, $392,000 in 1995, and $386,000 in 1994. The Company is
committed under several non-cancelable operating leases for office and other space with minimum rental payments summarized by fiscal year period as follows:
1997 - $393,000, 1998 - $384,000, 1999 - $369,000, 2000 - $366,000, 2001 -
$318,000 and thereafter an aggregate of $1,800,000.

     The Company has committed to construct $200,000 of improvements at its yard at Sand Island on Oahu, Hawaii, by June 1997.

11.  SEGMENT AND GEOGRAPHIC INFORMATION
     ----------------------------------

     The Company operates in three industries: oil and natural gas exploration, development and production, contract drilling and land investment.

     Segment information is as follows:


                                         Depreciation,
YEAR ENDED                               depletion and    Operating      Capital
SEPTEMBER 30, 1996          Revenues     amortization    Profit/(loss) expenditures
------------------         -----------   -------------   ------------- ------------
Oil and natural gas        $10,660,000   $   2,658,000   $  4,596,000  $  5,049,000
Contract drilling            2,650,000         172,000        593,000        53,000
Land investment                  -               -              -           646,000
Corporate and other            717,000         130,000        587,000       219,000
                           -----------   -------------   ------------  ------------

Total                      $14,027,000   $   2,960,000      5,776,000  $  5,967,000
                           ===========   =============                 ============

General and administrative expenses                        (3,114,000)
Interest expense (net of
  interest income of $153,000)                               (554,000)
                                                         ------------

Earnings before income taxes                             $  2,108,000
                                                         ============


                                         Depreciation,
YEAR ENDED                               depletion and    Operating      Capital
SEPTEMBER 30, 1995           Revenues    amortization    Profit/(loss) expenditures
------------------         -----------   -------------   ------------- ------------

Oil and natural gas        $10,520,000   $   2,658,000   $  4,489,000  $  3,434,000
Contract drilling            3,770,000         317,000        563,000        83,000
Land investment                  -               -              -           293,000
Corporate and other            420,000         128,000        292,000       120,000
                           -----------   -------------   ------------  ------------

Total                      $14,710,000   $   3,103,000      5,344,000  $  3,930,000
                           ===========   =============                 ============

General and administrative expenses                        (3,772,000)
Interest expense (net of
  interest income of $240,000)                               (516,000)
Minority interest in losses                                   286,000
                                                         ------------

Earnings before income taxes                             $  1,342,000
                                                         ============


                                         Depreciation,
YEAR ENDED                               depletion and    Operating      Capital
SEPTEMBER 30, 1994           Revenues    amortization    Profit/(loss) expenditures
------------------         -----------   -------------   ------------- ------------

Oil and natural gas        $13,950,000   $   2,361,000   $  8,401,000  $  5,350,000
Contract drilling            5,090,000         441,000        508,000        94,000
Land investment                  -               -              -             -
Corporate and other            760,000          95,000        665,000       293,000
                           -----------   -------------   ------------  ------------

Total                      $19,800,000   $   2,897,000      9,574,000  $  5,737,000
                           ===========   =============                 ============

General and administrative expenses                        (4,008,000)
Interest expense (net of
  interest income of $200,000)                               (293,000)
Minority interest in losses                                   250,000
                                                         ------------

Earnings before income taxes                             $  5,523,000
                                                         ============

                                                  September 30,
                            ----------------------------------------------------
ASSETS BY SEGMENT:                1996              1995              1994
------------------          ---------------- -----------------  ----------------
Oil and natural gas (1)     $22,622,000  73% $20,918,000   73%  $21,555,000  70%
Contract drilling (2)         1,911,000   6%   2,461,000    9%    2,881,000   9%
Land investment (2)           1,115,000   4%     648,000    2%        -       -
Other:
  Cash                        3,553,000  12%   2,976,000   10%    4,198,000  14%
  Corporate and other         1,579,000   5%   1,777,000    6%    1,988,000   7%
                            ----------- ---- -----------  ----  ----------- ----

Total                       $30,780,000 100% $28,780,000  100%  $30,622,000 100%
                            =========== ==== ===========  ====  =========== ====

(1)  Primarily located in the Province of Alberta, Canada.
(2)  Located in Hawaii.

     Geographic information is as follows:

                                                 September 30,
                           ------------------------------------------------------

ASSETS BY GEOGRAPHIC AREA:       1996               1995              1994
-------------------------- -----------------  -----------------  ----------------
United States              $ 6,880,000   22%  $ 6,308,000   22%  $ 6,380,000  21%
Canada                      23,900,000   78%   22,472,000   78%   24,242,000  79%
                           -----------  ----  -----------  ----  ----------- ----

Total                      $30,780,000  100%  $28,780,000  100%  $30,622,000 100%
                           ===========  ====  ===========  ====  =========== ====


CAPITAL EXPENDITURES BY                     Year Ended September 30,
-----------------------    ------------------------------------------------------
GEOGRAPHIC AREA:                 1996              1995               1994
----------------           -----------------  -----------------  ----------------
United States              $ 1,100,000   18%  $   780,000   20%  $   462,000   8%
Canada                       4,867,000   82%    3,150,000   80%    5,275,000  92%
                           -----------  ----  -----------  ----  ----------- ----

Total                      $ 5,967,000  100%  $ 3,930,000  100%  $ 5,737,000 100%
                           ===========  ====  ===========  ====  =========== ====

OPERATIONS BY GEOGRAPHIC AREA:
------------------------------                    Depreciation
                                                  depletion and      Operating
                                   Revenue         amortization       Profit
                                 -----------      -------------      ----------
YEAR ENDED
SEPTEMBER 30, 1996
------------------
United States                    $ 2,938,000      $    404,000       $  592,000
Canada                            11,089,000         2,556,000        5,184,000
                                 -----------      ------------       ----------

  Total                          $14,027,000      $  2,960,000       $5,776,000
                                 ===========      ============       ==========

YEAR ENDED
SEPTEMBER 30, 1995
------------------
United States                    $ 3,965,000      $    448,000       $  613,000
Canada                            10,745,000         2,655,000        4,731,000
                                 -----------      ------------       ----------

  Total                          $14,710,000      $  3,103,000       $5,344,000
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
                                 ===========      ============       ==========

     Depletion per 1,000 cubic feet of natural gas (MCF) and natural gas equivalent was $0.44 in fiscal 1996, $0.40 in fiscal 1995 and $0.38 in fiscal 1994. The increases in the per unit rate were due to increasingly higher finding costs.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The following methods and assumptions are used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value. The carrying amount of cash and short-term investments approximates fair value because of the short maturity of these instruments. The fair values of long-term investments are estimated based on quoted market prices for those or similar investments. The fair value of the Company's long-term debt is estimated based on the quoted price for the same or similar instruments.

     The differences between the estimated fair values and carrying values of the Company's financial instruments are not material.

13.  CONCENTRATIONS OF CREDIT RISK
     -----------------------------

     The Company's oil and natural gas segment derived 19% and 15% of its oil and natural gas revenues in fiscal 1996 and 1995, respectively, from one company. In fiscal 1994, the Company had one significant customer, which accounted for 10% of the Company's oil and natural gas sales, exclusive of the $1,586,000 decontracting payment (See note 14). At September 30, 1996, the Company had a receivable from the aforementioned company of approximately $140,000.

     The Company's contract drilling subsidiary derived 42%, 28% and 40% of its contract drilling revenues in fiscal 1996, 1995, and 1994, respectively, pursuant to state of Hawaii and local county contracts. At September 30, 1996, the Company had accounts receivable from the state of Hawaii and local county entities totaling approximately $280,000. The Company has lien rights on contracts with the state of Hawaii and local county entities.

     Historically, the Company has not incurred any significant credit related losses on its trade receivables, and management does not believe significant credit risk related to these trade receivables exists at September 30, 1996.

14.  OIL AND NATURAL GAS REVENUES
     ----------------------------

     In compliance with certain regulatory events and orders in the U.S. and Canada affecting the sale and delivery of Canadian natural gas supplies to the California market, the Company's Dunvegan natural gas purchase, sales and transportation agreements with Alberta and Southern Gas Co., Ltd., were terminated on November 1, 1993. As a result of these contract terminations, the Company received a compensatory payment of U.S. $1,586,000 on November 1, 1993. This payment is included in Revenues - oil and natural gas in the consolidated statement of operations for the year ended September 30, 1994.

15.  SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION
     -------------------------------------------------

     The following details the effect of changes in current assets and liabilities on the statements of cash flows, and presents supplemental cash flow information:

                                                       Year ended September 30,
                                             ----------------------------------------
                                                 1996          1995           1994
                                             -----------   -----------    -----------
Increase (decrease) from changes in:

 Proceeds from sale
   (purchases) of trading securities         $     -       $   958,000    $  (978,000)
 Receivables                                     593,000       131,000       (619,000)
 Costs and estimated earnings in excess
   of billings on uncompleted contracts          (23,000)       85,000         (4,000)
 Inventories                                      43,000         7,000        (24,000)
 Other current assets                            (68,000)       62,000       (152,000)
 Accounts payable                                645,000      (457,000)       366,000
 Accrued expenses                                 67,000      (272,000)        52,000
 Billings in excess of costs and
   estimated earnings on uncompleted
   contracts                                    (416,000)      185,000       (213,000)
 Payable to joint interest owners                274,000       118,000       (315,000)
 Income taxes payable                            158,000      (838,000)       492,000
                                             -----------   -----------    -----------
   Increase (decrease) from changes
     in current assets and liabilities       $ 1,273,000   $   (21,000)   $(1,395,000)
                                             ===========   ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
  Interest (net of amounts capitalized)      $   740,000   $   764,000    $   471,000
                                             ===========   ===========    ===========

  Income taxes                               $   614,000   $ 3,288,000    $ 1,914,000
                                             ===========   ===========    ===========

16.  SUBSEQUENT EVENT
     ----------------

     In November 1996, the Company entered into a participation agreement with KEP Energy Resources LLC and Presco Inc., to develop natural gas and oil reserves in the Central Basin in Michigan. The Company raised $1,575,000 from participants (including certain officers, directors, and employees of the Company) and then acquired a 12.5% interest in this development program that encompasses approximately 220,000 net acres. Sixty percent (60%) of the Company's 12.5% interest was allocated to the participants at the same price and upon terms substantially the same and no more favorable than those under which the Company acquired its interest. Under the terms of agreements with these participants, 30% of the participants' 7.5% interest will revert to the Company after the participants receive a return of their entire investment.

17.  SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION
     ---------------------------------------------

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

 (A) Oil and Natural Gas Reserves (Unaudited)
     ----------------------------------------

     The following table, based on information prepared by independent petroleum engineers, Paddock Lindstrom and Associates, Ltd., summarizes changes in the estimates of the Company's net interests in total proved developed reserves of crude oil and condensate and natural gas ("MCF" means 1,000 cubic feet of natural gas) which are substantially all in Canada:

                                                   OIL          GAS
Proved developed reserves:                      (Barrels)      (MCF)
                                                ---------    ----------

Balance at September 30, 1993                   2,222,000    50,711,000

  Revisions of previous estimates                 132,000      (775,000)
  Extensions, discoveries and other additions     366,000     6,890,000
  Less production                                (272,000)   (4,679,000)
  Sales of reserves in place                      (21,000)     (297,000)
                                                ---------    ----------

Balance at September 30, 1994                   2,427,000    51,850,000

  Revisions of previous estimates                 101,000     1,356,000
  Extensions, discoveries and other additions      97,000     1,041,000
  Less production                                (296,000)   (4,916,000)
  Sales of reserves in place                      (33,000)   (2,585,000)
                                                ---------    ----------

Balance at September 30, 1995                   2,296,000    46,746,000

  Revisions of previous estimates                 252,000     1,357,000
  Extensions, discoveries and other additions     116,000     2,852,000
  Less production                                (279,000)   (4,347,000)
  Sales of reserves in place                      (11,000)     (356,000)
                                                ---------    ----------

Balance at September 30, 1996                   2,374,000    46,252,000
                                                =========    ==========

                                                   OIL          GAS
Proved developed producing reserves at:         (Barrels)      (MCF)
                                                ---------    ----------

September 30, 1993                              2,005,000    35,895,000
                                                =========    ==========
September 30, 1994                              2,133,000    34,624,000
                                                =========    ==========
September 30, 1995                              2,025,000    31,700,000
                                                =========    ==========
September 30, 1996                              2,108,000    33,096,000
                                                =========    ==========

     Included in the above tables are proved developed producing reserves in the U.S. of 50,000 barrels of oil and 39,000 MCF of gas at September 30, 1996, and 59,000 barrels of oil and 40,000 MCF of gas at September 30, 1995.

(B)  Capitalized Costs Relating to Oil and Natural Gas Producing Activities
     ----------------------------------------------------------------------

                                        September 30,
                          ---------------------------------------
                             1996          1995          1994
                          -----------   -----------   -----------

Proved properties         $39,277,000   $35,438,000   $32,562,000

Unproved properties         2,401,000     2,361,000     2,279,000
                          -----------   -----------   -----------

Total capitalized costs    41,678,000    37,799,000    34,841,000

Accumulated depletion
  and depreciation         21,033,000    18,644,000    15,897,000
                          -----------   -----------   -----------

Net capitalized costs     $20,645,000   $19,155,000   $18,944,000
                          ===========   ===========   ===========

(C)  Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and
     ---------------------------------------------------------------------------
     Development
     -----------

                                   Year ended September 30,
                             -----------------------------------
                                1996        1995         1994
                             ----------  ----------   ----------
Acquisition of properties:

  Unproved                   $  529,000  $  176,000   $  589,000
                             ==========  ==========   ==========

  Proved                     $  124,000  $  152,000   $  292,000
                             ==========  ==========   ==========

Exploration costs            $1,057,000  $  273,000   $1,662,000
                             ==========  ==========   ==========

Development costs            $3,339,000  $2,833,000   $2,807,000
                             ==========  ==========   ==========

     Included in the table above are capital expenditures of $380,000, $336,000 and $112,000 in fiscal 1996, 1995 and 1994, respectively, in the United States.

(D)  The Results of Operations of Barnwell's Oil and Natural Gas Producing
     ----------------------------------------------------------------------
     Activities, Which Exclude Corporate Overhead and Interest and, in Fiscal
     ------------------------------------------------------------------------
     1994, Contract Termination Fees of $1,586,000
     ---------------------------------------------


                                        Year ended September 30,
                                ---------------------------------------
                                    1996          1995          1994
                                -----------   -----------   -----------

Gross revenues                  $11,801,000   $11,367,000   $14,321,000
Royalties, net of credit          1,141,000       847,000     1,957,000
                                -----------   -----------   -----------

Net revenues                     10,660,000    10,520,000    12,364,000

Production costs                  3,406,000     3,373,000     3,188,000

Depletion and depreciation        2,658,000     2,658,000     2,361,000
                                -----------   -----------   -----------

Pre-tax results of operations     4,596,000     4,489,000     6,815,000

Estimated income tax expense      2,441,000     2,338,000     3,634,000
                                -----------   -----------   -----------

Results of operations           $ 2,155,000   $ 2,151,000   $ 3,181,000
                                ===========   ===========   ===========

     Revenues of $266,000 and $160,000 were received in fiscal 1996 and 1995, respectively, from U.S. oil and natural gas properties; no revenues were received in fiscal 1994 from U.S. oil and natural gas properties.


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

Standardized Measure of Discounted Future Net Cash Flows
--------------------------------------------------------


                                                    As of September 30,
                                        --------------------------------------------
                                            1996            1995          1994
                                        ------------    ------------    ------------
Future cash inflows                     $ 91,916,000    $ 74,143,000    $107,440,000

Future production costs                  (24,466,000)    (25,690,000)    (30,147,000)

Future development costs                  (1,447,000)     (2,289,000)     (2,668,000)
                                        ------------    ------------    ------------


Future net cash
  flows before income taxes               66,003,000      46,164,000      74,625,000

Future income tax expenses               (20,424,000)    (12,341,000)    (22,677,000)
                                        ------------    ------------    ------------

Future net cash flows                     45,579,000      33,823,000      51,948,000

10% annual discount
  for timing of cash flows               (18,485,000)    (13,473,000)    (20,686,000)
                                        ------------    ------------    ------------

Standardized measure of
  discounted future net cash flows      $ 27,094,000    $ 20,350,000    $ 31,262,000
                                        ============    ============    ============

Changes in the Standardized Measure of Discounted Future Net Cash Flows
-----------------------------------------------------------------------


                                                  Year ended September 30,
                                           -------------------------------------
                                               1996         1995         1994
                                           -----------  -----------  -----------
Beginning of year                          $20,350,000  $31,262,000  $29,136,000
                                           -----------  -----------  -----------

Sales of oil and natural gas
  produced, net of production costs         (7,254,000)  (7,147,000)  (9,176,000)

Net changes in prices and
  production costs, net of
  royalties and wellhead taxes              15,257,000  (13,335,000)   3,214,000

Extensions and discoveries                   2,173,000      941,000    5,306,000

Sales of reserves in place                    (415,000)    (482,000)    (161,000)

Revisions of previous quantity estimates       366,000       63,000    1,114,000

Net change in Canadian
  dollar translation rate                     (290,000)    (144,000)    (287,000)

Changes in the timing of
  future production and other                 (346,000)    (604,000)  (1,120,000)

Net change in income taxes                  (4,896,000)   6,413,000     (366,000)

Accretion of discount                        2,149,000    3,383,000    3,602,000
                                           -----------  -----------  -----------

Net change                                   6,744,000  (10,912,000)   2,126,000
                                           -----------  -----------  -----------

End of year                                $27,094,000  $20,350,000  $31,262,000
                                           ===========  ===========  ===========


Item 8.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.

                                    PART III

Item 9.   Directors Executive Officers, Promoters and Control Persons,
          ------------------------------------------------------------
           Compliance With Section 16(a) of the Exchange Act
           -------------------------------------------------

Item 10.  Executive Compensation
          ----------------------

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Items 9, 10, 11, and 12 are omitted pursuant to General Instructions E(3) of Form 10-KSB, since the Registrant will file its definitive proxy statement for the 1997 Annual Meeting of Stockholders not later than 120 days after the close of its fiscal year ended September 30, 1996, which proxy statement is incorporated herein by reference.

Item 13.  Exhibits and Reports on Form 8-K

  (A) 1.    Financial Statements

  The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 7:

      Independent Auditors' Report - KPMG Peat Marwick LLP

      Consolidated Balance Sheets - September 30, 1996 and 1995

      Consolidated Statements of Operations -
         for the three years ended September 30, 1996

      Consolidated Statements of Cash Flows -
         for the three years ended September 30, 1996

      Consolidated Statements of Stockholders' Equity - for the three years ended September 30, 1996

      Notes to Consolidated Financial Statements

      2.    Financial Statement Schedules

      Schedule II - Valuation and Qualifying Accounts and Reserves

  All other schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

  (B)     Reports on Form 8-K

  There were no reports on Form 8-K filed during the three months ended September 30, 1996.

  (C)     Exhibits

   No. 3.1    Certificate of Incorporation

   No. 3.2    Amended and Restated By-Laws

   No. 4.0 Form of the Registrant's certificate of common stock, par value $.50 per share.

   No. 10.4 The Barnwell Industries, Inc. Employees' Pension Plan (restated as of October 1, 1989).

      Exhibits 3.1 and 3.2 are incorporated by reference to the Exhibits 3.3 and 3.4, respectively, to the Registrant's Form S-8 dated November 8, 1991. Exhibit 4.0 is incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 and as amended February 15, 1957 and February 19, 1957. Exhibit 10.4 is incorporated by reference to Form 10-K for the year ended September 30, 1989.

   No. 10.17  Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.

   No. 10.18  KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu
              Makai Venture and Kaupulehu Developments.

       Exhibits 10.17 and 10.18 are incorporated by reference to Form 10-K for the year ended September 30, 1992.

   No. 21     Subsidiaries of the Registrant.

                           BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               Balance at   Additions                     Balance
                               beginning    charged to                    at end
                                of year      expense     Deductions       of year
                               ----------  -----------   ----------      --------

YEAR ENDED SEPTEMBER 30, 1996:
Allowance for doubtful
  accounts - accounts
  receivable                   $ 64,000    $   -         $ 54,000  (1)   $ 10,000

Allowance for doubtful
  accounts - long-term notes
  receivable                    267,000        -          267,000  (2)       -
                               --------    --------      --------        --------

Total allowance for doubtful
  accounts                     $331,000    $   -         $321,000        $ 10,000
                               ========    ========      ========        ========

YEAR ENDED SEPTEMBER 30, 1995:

Allowance for doubtful
  accounts - accounts
  receivable                   $ 26,000    $ 38,000      $   -           $ 64,000

Allowance for doubtful
  accounts - long-term notes
  receivable                    267,000        -             -            267,000
                               --------    --------      --------        --------

Total allowance for doubtful
  accounts                     $293,000    $ 38,000      $   -           $331,000
                               ========    ========      ========        ========

YEAR ENDED SEPTEMBER 30, 1994:

Allowance for doubtful
  accounts - accounts
  receivable                   $ 26,000    $ 34,000      $ 34,000  (2)   $ 26,000

Allowance for doubtful
  accounts - long-term notes
  receivable                    267,000        -             -            267,000
                               --------    --------      --------        --------

Total allowance for doubtful
  accounts                     $293,000    $ 34,000      $ 34,000        $293,000
                               ========    ========      ========        ========

  (1)     Collections.
  (2)     Accounts written off less recoveries.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           BARNWELL INDUSTRIES, INC.
                                  (Registrant)

                             /s/    Russell M. Gifford
                             -------------------------------

                             By:   Russell M. Gifford
                                   Chief Financial Officer,
                                   Vice President and
                                   Treasurer


Date:    December 5, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


/s/ Morton H. Kinzler
----------------------------------------

MORTON H. KINZLER
Chief Executive Officer,
President and Director

Date:    December 5, 1996



/s/ Martin Anderson                       /s/ Alan D. Hunter
----------------------------------------  --------------------------------------
MARTIN ANDERSON, Director                 ALAN D. HUNTER, Director
Date:  December 6, 1996                   Date:  December 6, 1996


/s/ H. Whitney Boggs, Jr.                 /s/ Daniel Jacobson
----------------------------------------  --------------------------------------
H. WHITNEY BOGGS, JR., Director           DANIEL JACOBSON, Director
Date:  December 6, 1996                   Date:  December 5, 1996


/s/ Barry E. Emes                         /s/ William C. Warren
----------------------------------------  --------------------------------------
BARRY E. EMES, Director                   WILLIAM C. WARREN, Director
Date:  December 5, 1996                   Date:  December 6, 1996


/s/ Erik Hazelhoff-Roelfzema              /s/ Glenn Yago
----------------------------------------  --------------------------------------
ERIK HAZELHOFF-ROELFZEMA, Director        GLENN YAGO, Director
Date:  December 6, 1996                   Date:  December 5, 1996


/s/ Murray C. Gardner
---------------------------------------
MURRAY C. GARDNER, Director
Date:  December 6, 1996