Form 10QSB
period 1996-12-31
BARNWELL INDUSTRIES INC
filed 1997-02-12
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

     X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---
          Exchange Act of 1934

          For the quarterly period ended December 31, 1996

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


As of February 11, 1997 there were 1,322,052 shares of common stock, par value $0.50, outstanding.

                            BARNWELL INDUSTRIES, INC.
                            -------------------------

                                AND SUBSIDIARIES
                                ----------------

                                     INDEX
                                     -----


PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         December 31, 1996 and September 30, 1996 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings three months ended December 31, 1996 and 1995 (Unaudited)

         Condensed Consolidated Statements of Cash Flows three months ended December 31, 1996 and 1995 (Unaudited)

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

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

Signature

                           BARNWELL INDUSTRIES, INC.
                           -------------------------
                                AND SUBSIDIARIES
                                ----------------
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     -------------------------------------
                         (Unaudited, see Note A below)

                                                      December 31,    September 30,
ASSETS                                                    1996            1996
------                                                ------------    -------------

CURRENT ASSETS:
  Cash                                                $  3,175,000    $  3,553,000
  Accounts receivable                                    2,854,000       2,288,000
  Other current assets                                     730,000         710,000
                                                      ------------    ------------
    TOTAL CURRENT ASSETS                                 6,759,000       6,551,000

INVESTMENT IN LAND                                       1,219,000       1,115,000

OTHER ASSETS                                               442,000         445,000

NET PROPERTY AND EQUIPMENT                              23,253,000      22,669,000
                                                      ------------    ------------

    TOTAL ASSETS                                      $ 31,673,000    $ 30,780,000
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                    $  1,779,000    $  1,694,000
  Accrued expenses                                         866,000         678,000
  Other current liabilities                              1,317,000         815,000
                                                      ------------    ------------
    TOTAL CURRENT LIABILITIES                            3,962,000       3,187,000
                                                      ------------    ------------

LONG-TERM DEBT                                          11,100,000      11,100,000
                                                      ------------    ------------

DEFERRED INCOME TAXES                                    5,003,000       5,090,000
                                                      ------------    ------------


STOCKHOLDERS' EQUITY:
  Common stock, par value $.50 a share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                               821,000         821,000
  Additional paid-in capital                             3,103,000       3,103,000
  Retained earnings                                     14,541,000      14,121,000
  Foreign currency translation adjustments and other    (2,152,000)     (1,937,000)
  Treasury stock, at cost, 320,745 shares               (4,705,000)     (4,705,000)
                                                      ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                          11,608,000      11,403,000
                                                      ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 31,673,000    $ 30,780,000
                                                      ============    ============

Note A: The condensed consolidated balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

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

                                                     Three months ended
                                                        December 31,
                                              ------------------------------
                                                    1996             1995
                                                    ----             ----
Revenues:
  Oil and natural gas                         $   3,040,000    $   2,470,000
  Contract drilling                                 510,000          740,000
  Gas processing and other                          360,000          210,000
                                              -------------    -------------
                                                  3,910,000        3,420,000
                                              -------------    -------------

Costs and expenses:
  Oil and natural gas operating                     880,000          920,000
  Contract drilling operating                       399,000          528,000
  General and administrative                        831,000          801,000
  Depreciation, depletion and amortization          828,000          867,000
  Interest expense                                  182,000          212,000
  Minority interest in losses                          -             (10,000)
                                              -------------    -------------
                                                  3,120,000        3,318,000
                                              -------------    -------------

Earnings before income taxes                        790,000          102,000

Income tax provision (benefit)                      370,000         (198,000)
                                              -------------    -------------

NET EARNINGS                                        420,000          300,000

Retained earnings - beginning of period          14,121,000       12,891,000
                                              -------------    -------------

Retained earnings - end of period             $  14,541,000    $  13,191,000
                                              =============    =============

NET EARNINGS PER COMMON SHARE                         $0.32            $0.23
                                                      =====            =====

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

                                                          Three months ended
                                                             December 31,
                                                      -------------------------
                                                           1996          1995
                                                           ----          ----
Cash Flows from Operating Activities:
  Net earnings                                        $   420,000   $   300,000
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation, depletion, and amortization             828,000       867,000
    Deferred income taxes                                  59,000      (243,000)
    Minority interest in losses                              -          (10,000)
                                                      -----------   -----------
                                                        1,307,000       914,000
    Increase from changes
      in current assets and liabilities                    91,000     1,000,000
                                                      -----------   -----------

        Net cash provided by operating activities       1,398,000     1,914,000
                                                      -----------   -----------

Cash Flows from Investing Activities:
  Capital expenditures - oil and natural gas           (1,542,000)   (1,563,000)
  Additions to investment in land                        (104,000)     (124,000)
  Capital expenditures - contract drilling and other (20,000) (41,000) Decrease (increase) in
    long-term receivables and other assets                  1,000       (43,000)
                                                      -----------   -----------

        Net cash used in investing activities          (1,665,000)   (1,771,000)
                                                      -----------   -----------

Net Cash Provided by Financing Activity:
  Contributions from minority interest owner                 -           20,000
                                                      -----------   -----------

        Net cash provided by financing activity              -           20,000
                                                      -----------   -----------

Effect of exchange rate changes on cash                  (111,000)      (26,000)
                                                      -----------   -----------

Net (decrease) increase in cash                          (378,000)      137,000
Cash at beginning of period                             3,553,000     2,976,000
                                                      -----------   -----------


Cash at end of period                                 $ 3,175,000   $ 3,113,000
                                                      ===========   ===========


Supplemental disclosures of cash flow information:

  Cash paid during the period for:

    Interest (net of amounts capitalized)             $   169,000   $   186,000
                                                      ===========   ===========

    Income taxes                                      $   243,000   $    77,000
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


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The Condensed Consolidated Balance Sheet as of December 31, 1996, and the Consolidated Statements of Operations and Retained Earnings and the Condensed Consolidated Statements of Cash Flows for the three months ended
December 31, 1996 and 1995 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1996 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1996 has been derived from audited financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 annual report to stockholders. The results of operations for the period ended
December 31, 1996 are not necessarily indicative of the operating results for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.


2.   EARNINGS PER COMMON SHARE
     -------------------------

     Earnings per share for the three months ended December 31, 1996 are based on weighted average outstanding common shares of 1,325,695, after consideration of the dilutive effect of outstanding stock options and convertible securities. Earnings per share for the three months ended December 31, 1995 are based on weighted average outstanding common shares of 1,322,052.

3.   INCOME TAXES
     ------------

     The components of the income tax provision (benefit) for the three months ended December 31, 1996 and 1995 are as follows:

                         Three months ended
                            December 31,
                     -------------------------
                         1996           1995
                     ----------     ----------

Current - U.S.       $   15,000     $    5,000
Current - Foreign       296,000         40,000
                     ----------     ----------
Total - Current         311,000         45,000
                     ----------     ----------


Deferred - U.S.         (15,000)        (5,000)
Deferred - Foreign       74,000       (238,000)
                     ----------     ----------
Total - Deferred         59,000       (243,000)
                     ----------     ----------
                     $  370,000     $ (198,000)
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

4.   STOCK OPTIONS
     -------------

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") effective October 1, 1996 and intends to provide the required disclosures in its financial statements for the year ending September 30, 1997. Adoption of the fair value method of measuring stock based compensation prescribed by SFAS 123 would not have had an impact on the Company's net income or earnings per share for the three months ended December 31, 1996 and 1995.

     There were no stock option transactions during the three months ended December 31, 1996 and 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operations before changes in working capital increased $393,000 for the three months ended December 31, 1996, as compared to the same period in the prior year, due to increased earnings generated by the Company's oil and natural gas segment. This increase was more than offset, however, by a $909,000 decrease in operating cash flows from changes in non-cash working capital; accounts payable increased only $92,000 in the current year period, as compared to a $903,000 increase in the prior year period. The increase in accounts payable in the prior year period related to oil and natural gas capital expenditures not yet paid at December 31, 1995.

     The Company's revolving credit facility with its Canadian bank has been renewed through March 1, 1997 for $15,000,000 Canadian dollars or its U.S. dollar equivalent of approximately $10,900,000. If after March 1997 the facility is converted to a five-year term loan, the Company has agreed to the following repayment schedule of the then outstanding balance: year 1 - 30%; year 2 - 27%; year 3 - 16%; year 4 - 14%; year 5 - 13%. The Company had approximately $1,800,000 of available credit under the facility at December 31, 1996.

     During the quarter ended December 31, 1996, the Company invested $1,542,000 in oil and natural gas properties, as compared to $1,563,000 during the prior year's first quarter. For the three months ended December 31, 1996, the Company participated in the drilling of 8 successful and 3 unsuccessful wells in Alberta, Canada, and 2 successful wells and 1 unsuccessful well in the United States as follows:

         Productive   Productive
         Oil Wells     Gas Wells    Dry Holes    Total Wells
        -----------   -----------  -----------   ------------
        Exp.   Dev.   Exp.   Dev.  Exp.   Dev.   Exp.    Dev.
        ----   ----   ----   ----  ----   ----   ----    ----
CANADA
---------
Gross   1.00   6.00     -    1.00    -    3.00   1.00   10.00
Net     0.07   0.37     -    0.13    -    0.51   0.07    1.01

UNITED STATES
-------------
Gross     -      -    2.00    -     1.00   -     3.00    -
Net       -      -    0.10    -     0.05   -     0.15    -

     The Company also invested $104,000 towards the rezoning of the North Kona, Hawaii, property held by Kaupulehu Developments, a 50.1% owned joint venture. The Company expects total fiscal 1997 capital expenditures to be approximately 10% higher than capital expenditures in fiscal 1996. Capital expenditures are expected to be funded by both cash flows from operations and existing cash balances.

RESULTS OF OPERATIONS
---------------------

Oil and Natural Gas
-------------------

                             SELECTED OPERATING STATISTICS
                     ------------------------------------------
                                Average Price Per Unit
                     ------------------------------------------
                        Three months ended          Increase
                           December 31,            (Decrease)
                     ----------------------    ----------------
                       1996         1995          $         %
                     --------    ----------    -------    -----

Liquids (Bbls)*       $18.50       $10.87        7.63      70%
Oil (Bbls)*           $22.41       $15.08        7.33      49%
Natural gas (MCF)**   $ 1.27       $ 0.94        0.33      35%

                                     Net Production
                     ------------------------------------------
                        Three months ended         Increase
                           December 31,           (Decrease)
                     ----------------------   -----------------
                       1996         1995        Units       %
                     ---------   ----------   --------    -----

Liquids (Bbls)*         17,000      21,000      (4,000)   (19%)
Oil (Bbls)*             48,000      51,000      (3,000)    (6%)
Natural gas (MCF)**  1,118,000   1,278,000    (160,000)   (13%)

     *Bbls = stock tank barrel equivalent to 42 U.S. gallons
     **MCF = 1,000 cubic feet

     Oil and natural gas revenues increased $570,000 (23%) for the three months ended December 31, 1996, as compared to the same period in 1995, due to price increases of 70%, 49% and 35% for natural gas liquids, oil and natural gas, respectively. These increases were partially offset by production decreases of 19%, 6% and 13% for natural gas liquids, oil and natural gas, respectively. The decrease in natural gas units sold was principally due to lower production from several of the Company's mature properties.

Contract Drilling
-----------------

     Contract drilling revenues and costs are associated with water well drilling and water pump installation in Hawaii. Contract drilling revenues and costs decreased $230,000 (31%) and $129,000 (24%), respectively, for the three months ended December 31, 1996, as compared to the same period in 1995, due to lower water well drilling and pump installation activity in the current year period. As a result of this lower activity, operating profit before depreciation decreased to $111,000 for the three months ended December 31, 1996, as compared to $212,000 for the same period in 1995. Operating profit before depreciation as a percentage of revenues decreased to 22% for the three months ended December 31, 1996, as compared to 29% for the same period in 1995, due to lower efficiencies resulting from the decreased activity, and continued competitive pressures within the industry. The Company expects competition within the industry to continue and potentially grow as demand for water well drilling in Hawaii is not expected to increase in the 1997 fiscal year.

Gas Processing and Other
------------------------

     Gas processing and other income increased $150,000 (71%) for the three months ended December 31, 1996, as compared to the same period in 1995, due to an increase in non-unit gas processed at the Dunvegan gas plant and increased interest income.

Interest Expense
----------------

     Interest expense decreased $30,000 (14%) for the three months ended December 31, 1996, as compared to the same period in 1995, due to lower average interest rates and an increase in capitalized interest costs related to the Company's investment in land.

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


Date:   February 12, 1997