Form 10QSB
period 1997-03-31
BARNWELL INDUSTRIES INC
filed 1997-05-15
CIK 10048

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  ---
        Exchange Act of 1934

        For the Quarterly Period Ended March 31, 1997

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

As of May 14, 1997 there were 1,322,052 shares of common stock, par value $0.50 per share, outstanding.

                         BARNWELL INDUSTRIES, INC.
                         -------------------------
                              AND SUBSIDIARIES
                              ----------------
                                   INDEX
                                   -----


PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 1997 and September 30, 1996 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings three and six months ended March 31, 1997 and 1996 (Unaudited)

         Condensed Consolidated Statements of Cash Flows six months ended March 31, 1997 and 1996 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

                         BARNWELL INDUSTRIES, INC.
                         -------------------------
                              AND SUBSIDIARIES
                              ----------------
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   -------------------------------------
                       (Unaudited, see Note A below)

ASSETS                                                 March 31,      September 30,
------                                                    1997            1996
                                                     -------------    -------------

CURRENT ASSETS:
  Cash                                               $   3,415,000    $  3,553,000
  Accounts receivable                                    2,277,000       2,288,000
  Other current assets                                     542,000         710,000
                                                     -------------    ------------
    TOTAL CURRENT ASSETS                                 6,234,000       6,551,000

INVESTMENT IN LAND                                       1,383,000       1,115,000

OTHER ASSETS                                               449,000         445,000

NET PROPERTY AND EQUIPMENT                              23,610,000      22,669,000
                                                     -------------    ------------

    TOTAL ASSETS                                     $  31,676,000    $ 30,780,000
                                                     =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                   $   1,106,000    $  1,694,000
  Accrued expenses                                         898,000         678,000
  Other current liabilities                              1,445,000         815,000
                                                     -------------    ------------
    TOTAL CURRENT LIABILITIES                            3,449,000       3,187,000
                                                     -------------    ------------

LONG-TERM DEBT                                          11,100,000      11,100,000
                                                     -------------    ------------

DEFERRED INCOME TAXES                                    5,193,000       5,090,000
                                                     -------------    ------------
STOCKHOLDERS' EQUITY:
  Common stock, par value $.50 per share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                               821,000         821,000
  Additional paid-in capital                             3,103,000       3,103,000
  Retained earnings                                     14,951,000      14,121,000
  Foreign currency translation adjustments and other    (2,236,000)     (1,937,000)
  Treasury stock, at cost, 320,745 shares               (4,705,000)     (4,705,000)
                                                     -------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                          11,934,000      11,403,000
                                                     -------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  31,676,000    $ 30,780,000
                                                     =============    ============

Note A: The balance sheet at September 30, 1996 has been taken from the audited financial statements at that date and condensed.

                See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                 AND SUBSIDIARIES
                                 ----------------
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           -----------------------------------------------------------
                                   (Unaudited)


                                         Three months ended         Six months ended
                                              March 31,                March 31,
                                     ------------------------   -------------------------
                                         1997         1996          1997          1996
                                         ----         ----          ----          ----
Revenues:
  Oil and natural gas                $ 3,400,000  $ 2,800,000   $ 6,440,000   $ 5,270,000
  Contract drilling                      230,000      670,000       740,000     1,410,000
  Gas processing and other               290,000      190,000       650,000       400,000
                                     -----------  -----------   -----------   -----------
                                       3,920,000    3,660,000     7,830,000     7,080,000
                                     -----------  -----------   -----------   -----------
Costs and expenses:
  Oil and natural gas operating          869,000      826,000     1,749,000     1,746,000
  Contract drilling operating            294,000      497,000       693,000     1,025,000
  General and administrative             839,000      743,000     1,670,000     1,544,000
  Depreciation, depletion and
    amortization                         620,000      744,000     1,448,000     1,611,000
  Interest expense                       146,000      158,000       328,000       370,000
  Minority interest in earnings             -          10,000          -             -
                                     -----------  -----------   -----------   -----------
                                       2,768,000    2,978,000     5,888,000     6,296,000
                                     -----------  -----------   -----------   -----------

Earnings before income taxes           1,152,000      682,000     1,942,000       784,000

Provision for income taxes               742,000      422,000     1,112,000       224,000
                                     -----------  -----------   -----------   -----------

NET EARNINGS                             410,000      260,000       830,000       560,000

Retained earnings -
  beginning of period                 14,541,000   13,191,000    14,121,000    12,891,000
                                     -----------  -----------   -----------   -----------

Retained earnings - end of period    $14,951,000  $13,451,000   $14,951,000   $13,451,000
                                     ===========  ===========   ===========   ===========


NET EARNINGS PER COMMON SHARE        $      0.31  $      0.20   $      0.63   $      0.42
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

                                                              Six months ended
                                                                  March 31,
                                                        -----------------------------
                                                             1997           1996
                                                        -------------    ------------
Cash Flows from Operating Activities:
  Net earnings                                          $   830,000      $   560,000
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation, depletion, and amortization             1,448,000        1,611,000
    Deferred income taxes                                   316,000          133,000
                                                        -----------      -----------
                                                          2,594,000        2,304,000
    All other                                               353,000         (557,000)
                                                        -----------      -----------
      Net cash provided by operating activities           2,947,000        1,747,000
                                                        -----------      -----------


Cash Flows from Investing Activities:
  Capital expenditures - oil and gas segment             (3,653,000)      (2,810,000)
  Additions to investment in land                          (268,000)        (314,000)
  Capital expenditures - contract drilling and other        (97,000)         (52,000)
  (Increase) decrease in long-term other assets              (9,000)         207,000
  Proceeds from sale of oil and natural gas properties      980,000             -
                                                        -----------      -----------
      Net cash used in investing activities              (3,047,000)      (2,969,000)
                                                        -----------      -----------

Cash Flows from Financing Activities:
  Net contributions from
   joint venture minority interest owner                       -             100,000
                                                        -----------      -----------

      Net cash provided by financing activities                -             100,000
                                                        -----------      -----------

Effect of exchange rate changes on cash                     (38,000)         (26,000)
                                                        -----------      -----------

Net decrease in cash                                       (138,000)      (1,148,000)
Cash at beginning of period                               3,553,000        2,976,000
                                                        -----------      -----------

Cash at end of period                                   $ 3,415,000      $ 1,828,000
                                                        ===========      ===========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest (net of amounts capitalized)               $   290,000      $   383,000
                                                        ===========      ===========

  Income taxes                                          $   590,000      $   143,000
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


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The Condensed Consolidated Balance Sheet as of March 31, 1997, the Consolidated Statements of Operations and Retained Earnings for the three and six months ended March 31, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1997 and 1996 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1996 has been derived from audited financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 annual report to stockholders. The results of operations for the period ended
March 31, 1997 are not necessarily indicative of the operating results for the full year.

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

2.   EARNINGS PER COMMON SHARE
     -------------------------

     Earnings per share are based on weighted average outstanding common shares of 1,326,121 and 1,325,912, respectively, for the three and six months ended March 31, 1997 and 1,324,373 and 1,324,593, respectively, for the three and six months ended March 31, 1996, after consideration of the dilutive effect of outstanding stock options and convertible securities.

3.   INCOME TAXES
     ------------

     The components of the provision for income taxes for the three and six months ended March 31, 1997 and 1996 are as follows:

                         Three months ended             Six months ended
                              March 31,                    March 31,
                     -------------------------     -------------------------
                       1997            1996           1997           1996
                     ---------       ---------     ----------     ----------
Current - U.S.       $ (15,000)      $  20,000     $     -        $   25,000
Current - Foreign      500,000          26,000        796,000         66,000
                     ---------       ---------     ----------     ----------
Total - Current        485,000          46,000        796,000         91,000
                     ---------       ---------     ----------     ----------

Deferred - U.S.        (10,000)        (20,000)       (25,000)       (25,000)
Deferred - Foreign     267,000         396,000        341,000        158,000
                     ---------       ---------     ----------     ----------
Total - Deferred       257,000         376,000        316,000        133,000
                     ---------       ---------     ----------     ----------
                     $ 742,000       $ 422,000     $1,112,000     $  224,000
                     =========       =========     ==========     ==========

     In the first quarter of fiscal 1996, officials of the U.S. and Canada formally ratified a new agreement amending the Canada-U.S. Tax Treaty that reduced the Canadian Branch tax. This change resulted in the recognition of a deferred income tax benefit of $290,000 in the six months ended March 31, 1996.

4.   STOCK OPTIONS
     -------------

     The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") effective October 1, 1996 and intends to provide the required disclosures in its financial statements for the year ending September 30, 1997. Adoption of the fair value method of measuring stock-based compensation prescribed by SFAS 123 would not have had an impact on the Company's net earnings or earnings per share for the three and six months ended March 31, 1997 and 1996.

     There were no stock option transactions during the three and six months ended March 31, 1997 and 1996.

5.   IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS
     ----------------------------------------

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in the first quarter of fiscal 1998. SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding for the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share data presented. Management does not expect adoption of SFAS No. 128 to have a material impact on the Company's reported earnings per share, financial position or results of operations.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       -----------------------------------------------------------------------
       OF OPERATIONS
       -------------

FORWARD-LOOKING STATEMENTS
--------------------------

     This Form 10-QSB contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various forecasts, projections of the Company's future performance, statements of the Company's plans and objectives or other similar types of information. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. These forward-looking statements speak only as of the date of filing of this Form 10-QSB, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operations for the six months ended March 31, 1997 totaled $2,947,000, a $1,200,000 or 69% increase over cash flows from operations for the same period in the prior year. $910,000 of the increase was primarily attributable to an increase in collections of receivables, as compared to the same period in the prior year. The remaining $290,000 of the increase was due primarily to increased earnings generated by the Company's oil and natural gas segment.

     In January 1997, the Company exchanged a portion of its approximately 17.5% working interest in a developed natural gas property and a gas plant in the Thornbury area for a working interest in undeveloped lands in the Thornbury area plus approximately $830,000 in cash. As a result, the Company's interest in both the developed and undeveloped properties in the Thornbury area is now 12.5%. No revenue or gain was recognized from this transaction; proceeds were credited against the full cost pool. The Company spent approximately $930,000 for the six months ended March 31, 1997 towards the development of 11 wells (1.38 net wells), all successful, and the completion of new compressor stations at Thornbury.

     During the six months ended March 31, 1997 the Company invested $940,000 in a natural gas and oil exploration program in the Central Basin in Michigan. The Company has a 5% working interest in this prospect. Additionally, the Company raised approximately $1,575,000 from participants who purchased a 7.5% working interest in this prospect. Under the terms of the agreements with the participants, 30% of the participants' interest will revert to the Company after the participants receive a return of their entire investment. To date, one well has been drilled and five existing well bores have been re-entered with the goal of producing natural gas. One is currently producing at the rate of approximately 1.3 million cubic feet per day, one is unsuccessful, and four are currently unproductive wells. The Company together with other working interest owners are currently reviewing the completion protocol for these four wells, specifically the fracture procedures, with a view towards re-entering one or more of these four wells in the hope that a new fracture protocol may enable the production of natural gas in commercial quantities. These four wells are not included in the tables below.

     During the six months ended March 31, 1997, the Company invested a total of $3,653,000 in oil and natural gas properties, as compared to $2,810,000 during the prior year period. For the six months ended March 31, 1997, the Company participated in the drilling of 33 wells in Alberta, Canada, Michigan, North Dakota and Louisiana as follows:

                Productive   Productive   Productive
                Oil Wells    Gas Wells    Oil / Gas     Dry Holes   Total Wells
               -----------  ------------ ------------  -----------  ------------
               Exp.   Dev.  Exp.   Dev.  Exp.   Dev.   Exp.   Dev.  Exp.   Dev.
               ----   ----  ----   ----- -----  -----  ----   ----  ----   -----
CANADA
------
       Gross   2.00   8.00  1.00   11.00   -    3.00     -    3.00  3.00   25.00
       Net     0.35   0.62  0.04    1.38   -    0.56     -    0.51  0.39    3.07
U.S.A.
------
       Gross     -    1.00  1.00     -     -      -     1.00  2.00  2.00    3.00
       Net       -    0.04  0.05     -     -      -     0.05  0.17  0.10    0.21

     During the three months ended March 31, 1997, the Company invested $2,111,000 in oil and natural gas properties, as compared to $1,247,000 during the prior year's second quarter. For the three months ended March 31, 1997, the Company participated in the drilling of 20 wells in Alberta, Canada, North Dakota and Louisiana as follows:

                Productive   Productive   Productive
                Oil Wells    Gas Wells    Oil / Gas     Dry Holes   Total Wells
               -----------  ------------ ------------  -----------  ------------
               Exp.   Dev.  Exp.   Dev.  Exp.   Dev.   Exp.   Dev.  Exp.   Dev.
               ----   ----  ----   ----- -----  ----   ----   ----  ----   -----
CANADA
------
       Gross   1.00   2.00  1.00   10.00   -    3.00     -      -   2.00   15.00
       Net     0.28   0.25  0.04    1.25   -    0.56     -      -   0.32    2.06
U.S.A.
------
       Gross     -    1.00    -      -     -      -      -    2.00     -    3.00
       Net       -    0.04    -      -     -      -      -    0.17     -    0.21


     "Net well" refers to Barnwell's aggregate participating interest in a given number of gross wells. For example, a 50% interest in a well represents one gross well, but 0.50 net well. The gross figure includes Barnwell's interest, as well as the portion owned by others.

     The Company anticipates participating in the drilling of 10 to 16 wells (2.8 to 3.8 net wells) in the last six months of the fiscal year. These drilling activities are expected to increase oil and natural gas capital expenditures to approximately $5,500,000 for fiscal 1997, approximately 9% more than fiscal 1996's oil and natural gas capital expenditures.

     The Company invested $268,000 towards the rezoning of the North Kona, Hawaii, property interest held by Kaupulehu Developments, a 50.1% owned joint venture, and invested $97,000 in contract drilling assets for the six months ended March 31, 1997.

     The Company's revolving credit facility with its bank was renewed through March 1, 1998 for $14,000,000 ($19,000,000 Canadian dollars). This represents an increase in the credit facility of approximately $3,000,000. The Company had approximately $5,000,000 of available credit under the facility at March 31, 1997. Cash at March 31, 1997 totaled $3,415,000 and working capital totaled $2,785,000. The Company anticipates that it will fund its capital expenditures for drilling for the remainder of the fiscal year with existing cash balances and future cash flows from operations.

RESULTS OF OPERATIONS
---------------------

Oil and Natural Gas
-------------------

                           SELECTED OPERATING STATISTICS
                           -----------------------------
                                   Average Prices
                 -------------------------------------------------
                     Three months ended              Increase
                          March 31,                 (Decrease)
                 -------------------------       -----------------
                    1997           1996             $           %
                 ----------     ----------        -----        ---
Oil (Bbls)*      $   19.93      $   15.42         4.51          29
Liquids (Bbls)*  $   21.53      $   13.77         7.76          56
Gas (MCF)**      $    1.87      $    1.26         0.61          48

                      Six months ended               Increase
                          March 31,                 (Decrease)
                 -------------------------       -----------------
                    1997           1996             $           %
                 ----------     ----------        -----        ---
Oil (Bbls)*      $   20.45      $   15.25         5.20          34
Liquids (Bbls)*  $   20.30      $   12.35         7.95          64
Gas (MCF)**      $    1.62      $    1.09         0.53          49

                                   Net Sales Volumes
                  ------------------------------------------------
                     Three months ended              Increase
                          March 31,                 (Decrease)
                 -------------------------      ------------------
                    1997           1996           Units         %
                 ----------     ----------      ---------      ---
Oil (Bbls)*         53,000         50,000         3,000         6
Liquids (Bbls)*     17,000         22,000        (5,000)      (23)
Gas (MCF)**        904,000      1,130,000      (226,000)      (20)

                      Six months ended               Increase
                          March 31,                 (Decrease)
                 -------------------------      ------------------
                    1997           1996           Units         %
                 ----------     ----------      ---------      ---
Oil (Bbls)*        102,000        101,000         1,000         1
Liquids (Bbls)*     32,000         43,000       (11,000)      (26)
Gas (MCF)**      1,970,000      2,411,000      (441,000)      (18)

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

     Oil and natural gas revenues increased $600,000 (21%) for the three months ended March 31, 1997, as compared to the same period in 1996, due to price increases of 56%, 48% and 29% for natural gas liquids, natural gas and oil, respectively. This increase due to higher prices was partially offset by production decreases in natural gas liquids and natural gas of 23% and 20%, respectively. The decline in natural gas and natural gas liquids production was due to normal production declines in the Company's properties and to the reduction of its interest in the Thornbury property due to the rationalization of the Company's Thornbury property with surrounding undeveloped land.

     Oil and natural gas revenues increased $1,170,000 (22%) for the six months ended March 31, 1997, as compared to the same period in 1996, due to price increases of 64%, 49% and 34% for natural gas liquids, natural gas and oil, respectively. This increase due to higher prices was partially offset by production decreases in natural gas liquids and natural gas of 26% and 18%, respectively. The decline in natural gas and natural gas liquids production was due to normal production declines in the Company's properties and to the reduction of its interest in the Thornbury property due to the rationalization of the Company's Thornbury property with surrounding undeveloped land.

     Subsequent to March 31, 1997, natural gas prices have decreased approximately 20%. As a result, the Company does not believe that its oil and natural gas revenues in the second half of fiscal 1997 will increase at the same rate, over the prior year periods, as they have during the first half of fiscal 1997.

     Oil and natural gas operating expenses increased $43,000 (5%) for the three months ended March 31, 1997, as compared to the same period in 1996, due to operating expenses related to new prospects in Michigan and in the Rainbow and Gilby areas of Alberta. This increase was partially offset by lower operating expenses due to decreased natural gas production. Oil and natural gas operating expenses were relatively comparable for the six months ended March 31, 1997, as compared to the same period in 1996, increasing only by $3,000 (0.2%).

Contract Drilling
-----------------

     Contract drilling revenues and costs are associated with water well drilling and water pump installation in Hawaii. Demand for such services is dependent upon land development activities in Hawaii, which has decreased significantly from prior years' levels. As such, contract drilling revenues decreased $440,000 (66%) and $670,000 (48%), respectively, for the three and six months ended March 31, 1997, as compared to the same periods in 1996. Additionally, operating profit before depreciation decreased $237,000 (137%) to an operating loss of $64,000 for the three months ended March 31, 1997, and decreased $338,000 (88%) for the six months ended March 31, 1997, as compared to the same periods in 1996. Included in contract drilling revenues for the six months ended March 31, 1997 is $230,000 of revenues resulting from the receipt of payment in full on a well drilling contract which was completed in 1994; the contract had been discounted due to risks associated with the length of time between completion of the contract and the due date of the final payment. Gross margin before depreciation related to this item amounted to $150,000 for the six months ended March 31, 1997. The Company does not expect operating profit before depreciation for the last six months of fiscal 1997 to improve from that of the current six month period.

Gas Processing and Other
------------------------

     Gas processing and other income increased $100,000 (53%) and $250,000 (63%) for the three and six months ended March 31, 1997, respectively, as compared to the same period in 1996, due to an increase in non-unit gas processed at the Dunvegan gas plant.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased $96,000 (13%) and $126,000 (8%) for the three and six months ended March 31, 1997, respectively, as compared to the same periods in 1996, due to increased personnel costs and general inflationary increases.

Depreciation, Depletion and Amortization
----------------------------------------

     Depreciation, depletion and amortization decreased $124,000 (17%) and $163,000 (10%) for the three and six months ended March 31, 1997, respectively, as compared to the same periods in 1996, due to lower natural gas and natural gas liquids production in the current year periods.

Interest Expense
----------------

     Interest expense decreased $12,000 (8%) and $42,000 (11%), for the three and six months ended March 31, 1997, respectively, as compared to the same periods in 1996, due primarily to higher capitalized interest costs related to the Company's development of land in Hawaii and natural gas and oil properties in the Central Basin in Michigan.



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



                         BARNWELL INDUSTRIES, INC.
                         -------------------------
                                (Registrant)


                           /s/ Russell M. Gifford
			  ------------------------
                             Russell M. Gifford
                             Vice President and
                          Chief Financial Officer



Date:   May 14, 1997