Form 10QSB
period 1997-06-30
BARNWELL INDUSTRIES INC
filed 1997-08-13
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB




      X     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     ---    Exchange Act of 1934

            For the Quarterly Period Ended June 30, 1997

     --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



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

                              Yes  X         No
                                  ---           ---





As of August 12, 1997, there were 1,322,052 shares of common stock, par value $0.50 per share, outstanding.

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         June 30, 1997 and September 30, 1996 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings three and nine months ended June 30, 1997 and 1996 (Unaudited)

         Condensed Consolidated Statements of Cash Flows nine months ended June 30, 1997 and 1996 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K


                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                          (Unaudited, see Note A below)


ASSETS                                                     June 30,     September 30,
                                                            1997            1996
                                                        -------------   ------------
CURRENT ASSETS:
    Cash                                                $   3,656,000   $  3,553,000
    Accounts receivable                                     1,093,000      2,288,000
    Other current assets                                      448,000        710,000
                                                        -------------   ------------
       TOTAL CURRENT ASSETS                                 5,197,000      6,551,000

INVESTMENT IN LAND                                          1,606,000      1,115,000

OTHER ASSETS                                                  459,000        445,000

NET PROPERTY AND EQUIPMENT                                 24,397,000     22,669,000
                                                        -------------   ------------

       TOTAL ASSETS                                     $  31,659,000   $ 30,780,000
                                                        =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                    $   1,094,000   $  1,694,000
    Accrued expenses                                        1,170,000        678,000
    Other current liabilities                                 968,000        815,000
                                                        -------------   ------------
       TOTAL CURRENT LIABILITIES                            3,232,000      3,187,000
                                                        -------------   ------------

LONG-TERM DEBT                                             11,100,000     11,100,000
                                                        -------------   ------------

DEFERRED INCOME TAXES                                       5,291,000      5,090,000
                                                        -------------   ------------

STOCKHOLDERS' EQUITY:
    Common stock, par value $.50 per share:
      Authorized, 4,000,000 shares
      Issued, 1,642,797 shares                                821,000        821,000
    Additional paid-in capital                              3,103,000      3,103,000
    Retained earnings                                      15,061,000     14,121,000
    Foreign currency translation adjustments and other     (2,244,000)    (1,937,000)
    Treasury stock, at cost, 320,745 shares                (4,705,000)    (4,705,000)
                                                        -------------   ------------
       TOTAL STOCKHOLDERS' EQUITY                          12,036,000     11,403,000
                                                        -------------   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  31,659,000   $ 30,780,000
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

            See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           -----------------------------------------------------------
                                   (Unaudited)


                                                      Three months ended                         Nine months ended
                                                           June 30,                                   June 30,
                                               -------------------------------           --------------------------------
                                                   1997                1996                  1997                 1996
                                                   ----                ----                  ----                 ----
Revenues:
  Oil and natural gas                          $ 2,420,000         $ 2,710,000           $ 8,860,000          $ 7,980,000
  Contract drilling                                590,000             480,000             1,330,000            1,890,000
  Gas processing and other                         270,000             230,000               920,000              630,000
                                               -----------         -----------           -----------          -----------

                                                 3,280,000           3,420,000            11,110,000           10,500,000
                                               -----------         -----------           -----------          -----------
Costs and expenses:
  Oil and natural gas operating                    869,000             825,000             2,618,000            2,571,000
  Contract drilling operating                      430,000             332,000             1,123,000            1,357,000
  General and administrative                       797,000             773,000             2,467,000            2,317,000
  Depreciation, depletion and
    amortization                                   629,000             794,000             2,077,000            2,405,000
  Interest expense                                 150,000             180,000               478,000              550,000
                                               -----------         -----------           -----------          -----------

                                                 2,875,000           2,904,000             8,763,000            9,200,000
                                               -----------         -----------           -----------          -----------

Earnings before income taxes                       405,000             516,000             2,347,000            1,300,000

Provision for income taxes                         295,000             236,000             1,407,000              460,000
                                               -----------         -----------           -----------          -----------

NET EARNINGS                                       110,000             280,000               940,000              840,000

Retained earnings -
  beginning of period                           14,951,000          13,451,000            14,121,000           12,891,000
                                               -----------         -----------           -----------          -----------

Retained earnings - end of period              $15,061,000         $13,731,000           $15,061,000          $13,731,000
                                               ===========         ===========           ===========          ===========



NET EARNINGS PER COMMON SHARE                  $      0.08         $      0.21           $      0.71          $      0.63
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


                                                                           Nine months ended
                                                                                June 30,
                                                                 -------------------------------------
                                                                     1997                      1996
                                                                 -----------               -----------
Cash Flows from Operating Activities:
    Net earnings                                                 $   940,000               $   840,000
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
       Depreciation, depletion, and amortization                   2,077,000                 2,405,000
       Deferred income taxes                                         394,000                  (192,000)
                                                                 -----------               -----------
                                                                   3,411,000                 3,053,000
       All other                                                   1,296,000                 1,073,000
                                                                 -----------               -----------

          Net cash provided by operating activities                4,707,000                 4,126,000
                                                                 -----------               -----------

Cash Flows from Investing Activities:
    Capital expenditures - oil and gas segment                    (4,892,000)               (3,861,000)
    Additions to investment in land                                 (491,000)                 (536,000)
    Capital expenditures - contract drilling and other              (119,000)                  (60,000)
    (Increase) decrease in long-term other assets                    (18,000)                  208,000
    Proceeds from sale of oil and natural gas
    properties                                                       981,000                   410,000
                                                                 -----------               -----------

         Net cash used in investing activities                    (4,539,000)               (3,839,000)
                                                                 -----------               -----------

Cash Flows from Financing Activities:
    Net contributions from
    joint venture minority interest owner                               -                      140,000
                                                                 -----------               -----------

         Net cash provided by financing activities                      -                      140,000
                                                                 -----------               -----------

Effect of exchange rate changes on cash                              (65,000)                  (38,000)
                                                                 -----------               -----------

Net increase in cash                                                 103,000                   389,000
Cash at beginning of period                                        3,553,000                 2,976,000
                                                                 -----------               -----------

Cash at end of period                                            $ 3,656,000               $ 3,365,000
                                                                 ===========               ===========



Supplemental disclosures of cash flow information:

    Cash paid during the period for:
       Interest (net of amounts capitalized)                     $   439,000               $   578,000
                                                                 ===========               ===========

       Income taxes                                              $ 1,047,000               $   161,000
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


1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------

         The Condensed Consolidated Balance Sheet as of June 30, 1997, the Consolidated Statements of Operations and Retained Earnings for the three and nine months ended June 30, 1997 and 1996, and the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1997 and 1996 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1997 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1996 has been derived from audited financial statements.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1996 annual report to stockholders. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

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


2.       EARNINGS PER COMMON SHARE
         -------------------------

         Earnings per share are based on weighted average outstanding common shares of 1,325,671 and 1,325,833, respectively, for the three and nine months ended June 30, 1997 and 1,324,373 and 1,324,521, respectively, for the three and nine months ended June 30, 1996, after consideration of the dilutive effect of outstanding stock options and convertible securities.

3.       INCOME TAXES
         ------------

         The components of the provision for income taxes for the three and nine months ended June 30, 1997 and 1996 are as follows:

                         Three months ended           Nine months ended
                              June 30,                     June 30,
                    -------------------------    ------------------------
                       1997           1996          1997          1996
                    ----------     ----------    ----------    ----------
Current - U.S.      $     -        $   10,000    $     -        $  35,000
Current - Foreign      217,000        551,000     1,013,000       617,000
                    ----------     ----------    ----------     ---------
Total - Current        217,000        561,000     1,013,000       652,000
                    ----------     ----------    ----------     ---------

Deferred - U.S.        (15,000)       (10,000)      (40,000)      (35,000)
Deferred - Foreign      93,000       (315,000)      434,000      (157,000)
                    ----------     ----------    ----------     ---------
Total - Deferred        78,000       (325,000)      394,000      (192,000)
                    ----------     ----------    ----------     ---------
                    $  295,000     $  236,000    $1,407,000     $ 460,000
                    ==========     ==========    ==========     =========

         In the first quarter of fiscal 1996, officials of the U.S. and Canada formally ratified a new agreement amending the Canada-U.S. Tax Treaty that reduced the Canadian Branch tax. This change resulted in the recognition of a deferred income tax benefit of $290,000 in the nine months ended June 30, 1996.


4.       STOCK OPTIONS
         -------------

         The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") effective October 1, 1996, and intends to provide the required disclosures in its financial statements for the year ending September 30, 1997. Adoption of the fair value method of measuring stock-based compensation prescribed by SFAS 123 would not have had an impact on the Company's net earnings or earnings per share for the three and nine months ended June 30, 1997 and 1996.

         There were no stock option transactions during the three and nine months ended June 30, 1997 and 1996.


5.       IMPACT OF RECENTLY ISSUED PRONOUNCEMENTS
         ----------------------------------------

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. The Company will adopt SFAS No. 128 in the first quarter of fiscal 1998. SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding for the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share data presented. Management does not expect adoption of SFAS No. 128 to have a material impact on the Company's previously or currently reported earnings per share, financial position or results of operations.

         In February 1997, the FASB also issued SFAS No. 129, "Disclosure of Information about Capital Structure," which lists required disclosures about capital structure that had been included in a number of previously existing statements and opinions. SFAS No. 129 is effective for periods ending after December 15, 1997. The Company will adopt the provisions of SFAS No. 129 on October 1, 1997. Management does not expect adoption of SFAS No. 129 to have a material impact on the Company's financial condition, results of operations or liquidity.


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

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


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Cash flows from operations for the nine months ended June 30, 1997 totaled $4,707,000, a $581,000 or 14% increase over cash flows from operations for the same period in the prior year. The increase was due to higher earnings generated by the Company's oil and natural gas segment due to higher product prices and an increase in collections of receivables, partially offset by an $886,000 increase in income taxes paid.

         During the nine months ended June 30, 1997, the Company invested $1,156,000 in a natural gas and oil exploration program in the Central Basin in Michigan. The Company has a 5% working interest in this prospect. Additionally, the Company raised approximately $1,575,000 from participants who purchased a 7.5% working interest in this prospect. Under the terms of the agreements with the participants, 30% of the participants' interest will revert to the Company after the participants receive a return of their entire investment. To date, one well has been drilled and seven existing well bores have been re-entered with the goal of producing natural gas. One is a commercial well producing at the rate of approximately one million cubic feet per day, three are non-commercial wells and four are currently awaiting further evaluation. The Company, together with other working interest owners, are currently reviewing the completion protocol for these four wells, specifically the fracture procedures, with a view towards re-entering one or more of these four wells in the hope that a new fracture protocol may enable the production of natural gas in commercial quantities. These four wells are not included in the tables below.

         In January 1997, the Company exchanged a portion of its approximately 17.5% working interest in a developed natural gas property and a gas plant in the Thornbury area for a working interest in undeveloped lands in the Thornbury area plus approximately $830,000 in cash. As a result, the Company's interest in both the developed and undeveloped properties in the Thornbury area is now 12.5%. No revenue or gain was recognized from this transaction; proceeds were credited against the full cost pool. The Company spent approximately $930,000 for the nine months ended June 30, 1997 towards the development of 11 wells (1.38 net wells), all successful, and the completion of new compressor stations at Thornbury.

         During the nine months ended June 30, 1997, the Company invested a total of $4,892,000 in oil and natural gas properties, as compared to $3,861,000 during the prior year period. For the nine months ended June 30, 1997, the Company participated in the drilling of 52 wells in Alberta, Canada, Michigan, North Dakota and Louisiana as follows:

                Productive   Productive   Productive
                Oil Wells    Gas Wells    Oil / Gas   Dry Holes    Total Wells
               -----------  -----------  -----------  -----------  ------------
               Exp.   Dev.  Exp.   Dev.  Exp.   Dev.  Exp.   Dev.  Exp.    Dev.
               ----  -----  ----   ----  ----   ----  ----   ----  ----    ----
CANADA
------
  Gross        2.00  18.00  1.00   12.00   -    4.00  1.00   5.00  4.00   39.00
  Net          0.35   1.67  0.04    1.46   -    0.67  0.29   0.71  0.68    4.51

U.S.A.
------
  Gross         -     2.00  1.00     -     -     -    4.00   2.00  5.00    4.00
  Net           -     0.27  0.05     -     -     -    0.19   0.17  0.24    0.44

         During the three months ended June 30, 1997, the Company invested $1,239,000 in oil and natural gas properties, as compared to $1,051,000 during the prior year's third quarter. For the three months ended June 30, 1997, the Company participated in the drilling of 19 wells in Alberta, Canada, Michigan


                Productive   Productive   Productive
                Oil Wells    Gas Wells    Oil / Gas   Dry Holes    Total Wells
               -----------  -----------  -----------  -----------  ------------
               Exp.   Dev.  Exp.   Dev.  Exp.   Dev.  Exp.   Dev.  Exp.    Dev.
               ----  -----  ----   ----  ----   ----  ----   ----  ----    ----
CANADA
------
  Gross         -    10.00   -      1.00   -    1.00  1.00   2.00  1.00   14.00
  Net           -     1.06   -      0.09   -    0.11  0.29   0.20  0.29    1.46

U.S.A.
------
  Gross         -     1.00   -       -     -     -    3.00    -    3.00    1.00
  Net           -     0.23   -       -     -     -    0.14    -    0.14    0.23

         "Net well" refers to Barnwell's aggregate participating interest in a given number of gross wells. For example, a 50% interest in a well represents one gross well, but 0.50 net well. The gross figure includes Barnwell's interest, as well as the portion owned by others.

         The Company invested $491,000 towards the rezoning of the North Kona, Hawaii, property interest held by Kaupulehu Developments, a 50.1% owned joint venture, and invested $119,000 in contract drilling and other assets for the nine months ended June 30, 1997.

         The Company's revolving credit facility with its bank was renewed through March 1, 1998 for $14,000,000 ($19,000,000 Canadian dollars). This represents an increase in the credit facility of approximately $3,000,000. The Company had approximately $5,000,000 of available credit under the facility at June 30, 1997. Cash at June 30, 1997 totaled $3,656,000 and working capital totaled $1,965,000. The Company anticipates that it will fund its planned capital expenditures for drilling for the remainder of the fiscal year with existing cash balances and future cash flows from operations.


RESULTS OF OPERATIONS
---------------------

Oil and Gas
-----------
                            SELECTED OPERATING STATISTICS
                 -------------------------------------------------
                                    Average Prices
                 -------------------------------------------------
                     Three months ended               Increase
                           June 30,                  (Decrease)
                 -------------------------       -----------------
                    1997           1996              $          %
                 ---------      ----------       --------      ---
Oil (Bbls)*      $   18.13      $   18.57           (0.44)      (2)
Liquids (Bbls)*  $   16.38      $   14.55            1.83       13
Gas (MCF)**      $    1.39      $    1.19            0.20       17

                     Nine months ended                Increase
                           June 30,                  (Decrease)
                 ------------------------        -----------------
                    1997           1996              $          %
                 ---------      ---------        -------       ---
Oil (Bbls)*      $   20.17      $   16.38           3.79        23
Liquids (Bbls)*  $   19.04      $   12.96           6.08        47
Gas (MCF)**      $    1.54      $    1.12           0.42        38

                                    Net Sales Volumes
                 -------------------------------------------------
                   Three months ended                 Increase
                        June 30,                     (Decrease)
                 ------------------------        -----------------
                    1997           1996            Units        %
                 ---------      ---------        ---------     ---
Oil (Bbls)*        44,000         52,000          (8,000)      (15)
Liquids (Bbls)*    14,000         17,000          (3,000)      (18)
Gas (MCF)**       874,000      1,008,000        (134,000)      (13)

                     Nine months ended                Increase
                           June 30,                  (Decrease)
                 ------------------------        -----------------
                    1997           1996            Units        %
                 ---------      ---------        ---------     ---
Oil (Bbls)*        142,000        153,000        (11,000)       (7)
Liquids (Bbls)*     46,000         60,000        (14,000)      (23)
Gas (MCF)**      2,844,000      3,416,000       (572,000)      (17)

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

         Oil and natural gas revenues decreased $290,000 (11%) for the three months ended June 30, 1997, as compared to the same period in 1996, due to production decreases in oil, natural gas liquids and natural gas of 15%, 18% and 13%, respectively, partially offset by price increases of 17% and 13% for natural gas and natural gas liquids, respectively. The decline in production for all products was due to normal production declines in the Company's properties and to the reduction of its interest in the Thornbury property due to the rationalization of the Company's Thornbury property, discussed above, with surrounding undeveloped land.

         Oil and natural gas revenues increased $880,000 (11%) for the nine months ended June 30, 1997, as compared to the same period in 1996, due to price increases of 47%, 38% and 23% for natural gas liquids, natural gas and oil, respectively. This increase due to higher prices was partially offset by production decreases in natural gas liquids, natural gas and oil of 23%, 17% and 7%, respectively. The decline in production of all products was due to normal production declines in the Company's properties and to the reduction of its interest in the Thornbury property due to the rationalization of the Company's Thornbury property, discussed above, with surrounding undeveloped land.

         Oil and natural gas operating expenses increased $44,000 (5%) for the three months ended June 30, 1997, as compared to the same period in 1996, due to operating expenses related to new prospects in Michigan. This increase was partially offset by lower operating expenses due to decreased natural gas production. Oil and natural gas operating expenses were relatively comparable for the nine months ended June 30, 1997, as compared to the same period in 1996, increasing by $47,000 (2%).


Contract Drilling
-----------------

         Contract drilling revenues and costs are associated with water well drilling and water pump installation, replacement and repair in Hawaii. Demand for well drilling and pump installation services is dependent upon land development activities in Hawaii, which has decreased significantly from prior years' levels. Demand for water pump replacement and repair is primarily dependent upon the timing of water system renovations and replacements by water utilities and other entities.

         For the three months ended June 30, 1997, contract drilling revenues increased $110,000 (23%) and operating profit before depreciation increased $12,000 (8%), as compared to the same period in the prior year, due to increased revenue and profits generated by pump repair operations.

         For the nine months ended June 30, 1997, contract drilling revenues decreased $560,000 (30%) and operating profit before depreciation decreased $326,000 (61%), as compared to the same period in the prior year, due primarily to the fact that work performed on a significant pump renovation contract contributed $403,000 of revenues in the prior year period; this job contributed only $58,000 in revenues in the current year period as the job was nearly complete as of the end of the previous fiscal year. Operating results also decreased as compared to the prior year period due to lower demand for water well drilling and pump installation work.

         Included in contract drilling revenues for the nine months ended June 30, 1997 is $230,000 of revenues resulting from the receipt of payment in full on a well drilling contract which was completed in 1994; the contract had been discounted due to risks associated with the length of time between completion of the contract and the due date of the final payment. Gross margin before depreciation related to this item amounted to $150,000 for the nine months ended June 30, 1997.

Gas Processing and Other
------------------------

         Gas processing and other income increased $40,000 (17%) and $290,000 (46%) for the three and nine months ended June 30, 1997, respectively, as compared to the same period in 1996, due to an increase in non-unit gas processed at the Dunvegan gas plants.


General and Administrative Expenses
-----------------------------------

         General and administrative expenses increased $24,000 (3%) and $150,000 (6%) for the three and nine months ended June 30, 1997, respectively, as compared to the same periods in 1996, due to increased personnel costs and general inflationary increases.


Depreciation, Depletion and Amortization
----------------------------------------

         Depreciation, depletion and amortization decreased $165,000 (21%) and $328,000 (14%) for the three and nine months ended June 30, 1997, respectively, as compared to the same periods in 1996. The decrease was due to lower natural gas, oil and natural gas liquids production in the current year periods, partially offset by an increase in the U.S. depletion rate.


Interest Expense
----------------

         Interest expense decreased $30,000 (17%) and $72,000 (13%), for the three and nine months ended June 30, 1997, respectively, as compared to the same periods in 1996, due primarily to higher capitalized interest costs related to the Company's development of land in Hawaii and natural gas and oil properties in the Central Basin in Michigan.

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


Date:   August 12, 1997