Form 10KSB
period 1997-09-30
BARNWELL INDUSTRIES INC
filed 1997-12-24
CIK 10048

U.S. SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-KSB

      X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     ---     SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended September 30, 1997

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

                               Yes     X            No
                                      ---                 ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended September 30, 1997: $14,830,000

The aggregate market value of the voting stock held by non-affiliates (508,555 shares) of the Registrant on December 5, 1997, based on the closing price of $18.00 on that date on the American Stock Exchange, was $9,154,000.

As of December 5, 1997 there were 1,322,052 shares of common stock, par value $.50, outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------
      1. Proxy statement to be forwarded to shareholders on or about January 22, 1998 is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format        Yes           No    X
                                                          -----        -----




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

PART II
    Item 5.      Market For Common Equity and Related Stockholder Matters
    Item 6.      Management's Discussion and Analysis or Plan of Operation
                         Liquidity and Capital Resources
                         Results of Operations
    Item 7.      Financial Statements
    Item 8.      Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure

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




                                     PART I

Forward-Looking Statements
--------------------------

         This Form 10-KSB, and the documents incorporated herein by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various forecasts, projections of Barnwell Industries, Inc.'s
(referred to herein together with its subsidiaries as "Barnwell" or the "Company") future performance, statements of the Company's plans and objectives and other similar types of information. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions, including, but not limited to, those relating to the factors discussed below, in other portions of this Form 10-KSB, in the Notes to Consolidated Financial Statements, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, which could cause actual results to differ materially from those contained in such statements. These forward-looking statements speak only as of the date of filing of this Form 10-KSB, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

         The Company's oil and gas operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC") or other developments involving or effecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the government of the United States in anticipation of or in response to such developments. Domestic and international economic conditions, such as recessionary trends, inflation, interest, monetary exchange rates and labor costs, as well as changes in the availability and market prices of crude oil, natural gas and petroleum products, may also have a significant effect on the Company's oil and gas operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect the Company in several of its operations. The Company's oil and gas operations are also affected by political developments and laws and regulations, particularly in the United States and Canada, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, price controls, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers' health and safety.

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

         The Company's contract drilling operations, which are located in Hawaii, are also indirectly affected by the foregoing factors discussed in the preceding paragraph. The Company's contract drilling operations are materially dependent upon levels of activity in land development in Hawaii. Such activity levels are affected by both short-term and long-term trends in Hawaii's economy. In recent years, Hawaii's economy has experienced very slow growth and therefore the level of contract drilling activity has declined. As events during recent years have demonstrated, any prolonged reduction or lack of growth in Hawaii's economy will depress the demand for the Company's contract drilling services. Such a decline could have a material adverse effect on the Company's revenues and profitability.

Item 1.       Description of Business
              -----------------------

         (a)    General Development of Business
                -------------------------------

         Barnwell was incorporated in 1956. During its last three completed fiscal years, the Company was engaged in oil and natural gas exploration, development, production and sales in Canada and the United States, investment in leasehold land in Hawaii, and water well drilling and water pumping system installation and repair in Hawaii. The Company's oil and natural gas activities comprise its largest business segment. Approximately 78% of the Company's revenues for the fiscal year ended September 30, 1997 were attributable to its oil and natural gas activities. The Company's contract drilling activities accounted for 14% of the Company's revenues in fiscal 1997, with natural gas processing and other revenues comprising the remaining 8% of fiscal 1997 revenues. Approximately 86% of the Company's capital expenditures for the fiscal year ended September 30, 1997 were attributable to oil and natural gas activities, 10% to land investment and 4% to other activities. The Company had no land investment revenue in 1997; land investment revenues relate to sales of leasehold interests and development rights, which do not occur every year.

         (i)  Oil  and  Natural  Gas  Activities.
              ----------------------------------

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

         In November 1996, the Company entered into a participation agreement with KEP Energy Resources, LLC and Presco Inc. to develop natural gas and oil reserves in the Central Basin in Michigan. The Company raised $1,575,000 from participants (including certain officers, directors, and employees of the Company) and together with those participants then acquired a 12.5% interest in this development program that encompasses approximately 200,000 gross acres for a total investment of approximately $2,625,000. Sixty percent (60%) of the Company's 12.5% interest was allocated to the participants at the same price and upon terms substantially the same and no more favorable than those under which the Company acquired its interest. Under the terms of agreements with these participants, 30% of the participants' 7.5% interest will revert to the Company after the participants receive a return of their entire investment. The Company raised an additional $522,000 from these participants in September 1997 for additional drilling activities.

         (ii) Contract Drilling.
              -----------------

         The Company's wholly-owned subsidiary, Water Resources International, Inc. ("WRI"), drills water wells and installs and repairs water pumping systems in Hawaii. WRI owns and operates four rotary drill rigs, one rotary drill/workover rig, pump installation and service equipment, and maintains drilling materials and pump inventory in Hawaii. WRI contracts are usually fixed price contracts that are either negotiated with private individuals or entities, or are obtained through competitive bidding with various local, state and federal agencies.

         (iii) Land Investment.
               ---------------

         The Company owns a 50.1% controlling interest in Kaupulehu Developments, a Hawaii joint venture. Between 1986 and 1989, Kaupulehu Developments successfully obtained the state and county zoning changes necessary to permit development of the newly opened Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Course on land acquired from Kaupulehu Developments, a planned second golf course, and single and multiple family residential units. Kaupulehu Developments currently owns development rights in approximately 100 acres of residentially zoned leasehold land and leasehold rights in approximately 2,100 acres of land located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

         (b)    Financial Information about Industry Segments
                ---------------------------------------------


         Revenues of each industry segment for the fiscal years ended September 30, 1997, 1996 and 1995 are summarized as follows (all revenues were from unaffiliated customers with no intersegment sales or transfers):

                              1997               1996             1995
                       -----------------  ----------------- -----------------
Oil and natural gas    $ 11,520,000  78%  $ 10,660,000  75% $ 10,520,000  70%
Contract drilling         2,160,000  14%     2,650,000  19%    3,770,000  25%
Other                       873,000   6%       717,000   5%      420,000   3%
                       ------------ ----  ------------ ---- ------------ ----
Revenues from segments   14,553,000  98%    14,027,000  99%   14,710,000  98%
Interest income             277,000   2%       153,000   1%      240,000   2%
                       ------------ ----  ------------ ---- ------------ ----
  Total revenues       $ 14,830,000 100%  $ 14,180,000 100% $ 14,950,000 100%
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

         As of September 30, 1997, Barnwell employed 32 full-time employees. Thirteen (13) are employed in oil and natural gas activities, 9 are employed in contract drilling, and 10 are members of the corporate and administrative staff.

         (d)    Financial Information about Foreign and Domestic Operations and
                ---------------------------------------------------------------
                Export Sales
                ------------

         Revenues, operating profit or loss and identifiable assets by geographic area for the three years ended and as of September 30, 1997, 1996 and 1995 are set forth in Note 11 (Segment and Geographic Information) of "Notes to Consolidated Financial Statements" in Item 7.


Item 2.       Description of Property
              -----------------------

         OIL AND NATURAL GAS OPERATIONS
         ------------------------------

General
-------

         Barnwell's investments in oil and natural gas properties consist of investments in Canada, principally in the Province of Alberta, with the exception of the investment of $1,250,000 in prospects in Michigan and $1,297,000 in prospects in North Dakota, Louisiana and Nebraska. These property interests are principally held under governmental leases or licenses. Under the typical Canadian provincial governmental lease, Barnwell must perform exploratory operations and comply with certain other conditions. Lease terms vary with each province, but, in general, grant Barnwell the right to remove oil, natural gas and related substances subject to payment of specified royalties on production.

         Barnwell participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest and evaluates proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere. Exploratory and developmental operations on property in which Barnwell has an interest and third party proposals for exploratory and developmental operations on other property are evaluated by Barnwell's Calgary, Alberta staff. Barnwell also relies on independent consultants to aid in the evaluation of such exploration opportunities. In fiscal 1997, Barnwell participated in exploratory and developmental operations in the Canadian Province of Alberta, and the states of Michigan, North Dakota, Louisiana and Nebraska, although Barnwell does not limit its consideration of exploratory and developmental operations to these areas.

         Barnwell's producing natural gas properties are located principally in Alberta. The Province of Alberta determines its royalty share of natural gas by using a reference price which averages all natural gas sales in Alberta. In fiscal 1997, the weighted average royalty paid on natural gas from the Dunvegan Unit, Barnwell's principal oil and natural gas property, increased to 19%, as compared to 17% in fiscal 1996. The weighted average royalty paid on all of the Company's natural gas was approximately 18% in both fiscal 1997 and fiscal 1996.

         In fiscal 1997, 96% of Barnwell's oil production was from properties located in Alberta. Royalty rates under government leases in Alberta are based on the selling price of oil. In fiscal 1997, the weighted average royalty paid on oil was approximately 21%. The remaining 4% of Barnwell's oil production came from properties located in North Dakota and Louisiana. The weighted average royalty paid on oil produced in North Dakota was 17.5%; oil revenue in North Dakota is subject to a 6.5% severance tax. The weighted average royalty in Louisiana is 30% with severance tax rates of 12.3% on oil and $0.077 per 1,000 cubic feet ("MCF") on natural gas. For gas revenue in Michigan, the weighted average royalty rate was 18% in fiscal 1997 with a severance tax of 6%.

         Barnwell's oil and natural gas segment derived 19% of its oil and natural gas revenues in both fiscal 1997 and 1996 from one company. At September 30, 1997, Barnwell had a receivable from this company of approximately $177,000.

         In fiscal 1997, Barnwell spent approximately $509,000 in various areas of Alberta and $1,134,000 primarily in the state of Michigan for land acquisition and seismic costs to be evaluated and developed subsequent to fiscal 1997.

         Typically, unit sales of natural gas are higher in the winter than at other times due to demand for heating. Unit sales of oil are not subject to seasonal fluctuations.

Well Drilling Activities
------------------------

         During fiscal 1997, Barnwell participated in the drilling of 55 development wells and 17 exploratory wells, of which 53 are capable of production. The Company also participated in the recompletion of 20 wells. The most significant drilling operations took place in the Thornbury, Wood River, Hillsdown, Manyberries, and Red Earth areas of Alberta and in the state of Michigan.

         The initial drilling program in Michigan included one new well, and seven existing well bores which were re-entered with the goal of producing natural gas. One is a commercial well producing at the rate of approximately seven hundred thousand cubic feet per day, one is a commercial well awaiting tie-in, and six are non-commercial wells.

         While the results of the initial program have been disappointing, Barnwell and the other working interest owners have commenced a second drilling program in order to more fully evaluate the extensive land position acquired in the Michigan Basin. Approximately 70% of the $1,250,000 of oil and gas capital expenditures by the Company in Michigan in fiscal 1997 were used to acquire this land position which encompasses approximately 200,000 gross acres. The second drilling program in Michigan is comprised of seven wells. The target for four of the wells is the deep natural gas targeted in the initial program, with the other three wells targeting shallower oil formations.

         In fiscal year 1997, the Company continued to participate in the development of oil reserves discovered in fiscal 1994 in the state of North Dakota. Three oil wells were drilled in 1997, one of which is capable of production. One previous well was converted to a water disposal well. The Company currently has seven oil wells capable of producing from four petroleum reservoirs. The Company's working interests in these wells varies between 11.7% and 23.1%. The Company's portion of current production from these wells is approximately 20 barrels of oil per day.

         The Company wrote down $270,000 of costs incurred in developing U.S. oil and natural gas properties. This write-down was largely related to activities in North Dakota where one dry well was drilled, a producing oil well watered out and the independent engineer revised downward the estimate of reserves in the remaining North Dakota wells. Additionally, the disappointing results from the initial drilling program in the Michigan Basin prospect (8 wells were drilled, 2 of which are commercial), and a dry hole in Louisiana contributed to the write-down.

         In fiscal 1997, the Company continued further development of a natural gas project in the Thornbury area. The Company participated in the completion of eleven natural gas wells and seven recompletions. A total of 55 zones of production from 42 wells are now contributing to an average daily production of approximately 13.5 MMCF ("MMCF" means 1,000,000 cubic feet and "MCF" means 1,000 cubic feet) per day. The Company's working interest in these wells was rationalized effective January 1, 1997 to 12.5% from a previous average of approximately 17.5% in order to acquire an interest in adjacent undeveloped land purchased by the operator. Production was restored to pre-rationalization levels by April 1997 when the new wells drilled on the land that was rationalized were brought on line. Further activity in the Thornbury area is planned for 1998.

         In fiscal 1997, the Company participated in the drilling of six commercial oil wells and two recompletions in the Wood River Unit of Central Alberta. The Company's average working interest in Wood River is 7.87%. The Company also participated in the further development of the Hillsdown area with the drilling of six wells and two recompletions. This area has both oil and gas reserves and the Company's working interests range from 11.25% to 18.75%.

         The Company participated in the drilling of seven commercial wells and one recompletion in the Manyberries area of southern Alberta in fiscal 1997. The Company's working interests in these wells range between 9.7% and 12.5%. The Company also participated in the drilling of five oil wells and two recompletions in the Red Earth area. The Company's interests in Red Earth ranges from 4.52% to 24.69%.

         At September 30, 1997, the Company was participating in the drilling of two wells in Alberta; one was subsequently completed as an oil well while the other was completed as a natural gas well.


         The following table sets forth more detailed information with respect to the number of exploratory ("Exp.") and development ("Dev.") wells drilled and acquired for the fiscal years ended September 30, 1997, 1996 and 1995 in which Barnwell participated:

                                                     Total
           Productive    Productive     Acquired   Productive
           Oil Wells      Gas Wells      Wells       Wells      Dry Holes     Total Wells
          ------------   -----------   ---------   ----------   -----------   ------------
           Exp.   Dev.   Exp.   Dev.   Exp. Dev.   Exp.  Dev.   Exp.    Dev.  Exp.    Dev.
          -----   ----   ----   ----   ---- ----   ----  ----   -----  ----   -----  -----
1997
----
Gross*     4.00  25.00   3.00  21.00     -    -    7.00 46.00   10.00  9.00   17.00  55.00
Net*       0.72   2.92   0.14   2.27     -    -    0.86  5.19    0.80  1.13    1.66   6.32

1996
----
Gross*     3.00  10.00   5.00   9.00     -  3.00   8.00 22.00    6.00  4.00   14.00  26.00
Net*       0.55   1.63   0.94   1.20     -  0.34   1.49  3.17    0.94  0.57    2.43   3.74

1995
----
Gross*     3.00   6.00    -     6.00     -  2.00   3.00 14.00   11.00  4.00   14.00  18.00
Net*       0.26   1.01    -     1.08     -  0.20   0.26  2.29    1.89  0.83    2.15   3.12

----------------------------------------
* The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but .50 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

         The Dunvegan Unit, the Company's principal property located in Alberta, Canada, has 139 natural gas wells comprising a total of 195 producing well zones. In fiscal 1997 the Company expended $414,000 to further develop the property. The 1996 sour gas facility was completed to process previously shut-in sour gas from the Unit.

Oil and Natural Gas Production
------------------------------

         In fiscal 1997, approximately 49%, 43% and 8% of the Company's oil and natural gas revenues were from the sale of natural gas, sale of oil (including liquids) and the royalty tax credit, respectively.

         Barnwell's natural gas production in fiscal 1997 averaged net sales volume after royalties of 10,600 MCF per day, a decrease of 11% from 11,900 MCF per day in fiscal 1996. The decreases in volumes sold were due to expected decreases in production from some of the Company's mature properties (Hillsdown, Charlotte Lake, Thornbury, and Pouce Coupe). Dunvegan provided 48% of the Company's fiscal 1997 natural gas production compared to 42% for fiscal 1996.

         In fiscal 1997, oil sales averaged net production of 545 barrels per day, a decrease of 3% from fiscal 1996. The Company's major oil producing properties are the Red Earth, Chauvin, Manyberries and Rainbow/Zama areas in Canada.

         In fiscal 1997, natural gas liquid sales averaged net production of 178 barrels per day, a decrease of 11% from the 200 barrels per day in fiscal 1996. Dunvegan provided 62% of the Company's fiscal 1997 natural gas liquids production. Other major natural gas liquids producing properties are the Hillsdown and Pouce Coupe areas in Alberta.

         In fiscal 1996, approximately 46%, 44% and 10% of the Company's oil and natural gas revenues were from the sale of natural gas, sale of oil (including liquids) and the royalty tax credit, respectively.

         Barnwell's natural gas production in fiscal 1996 averaged net sales volume after royalties of 11,900 MCF per day, a decrease of 12% from fiscal 1995.

         The following  table  summarizes  (a) Barnwell's net production for the last three fiscal years,  based on sales of crude oil,  natural gas,  condensate and other  natural gas liquids,  from all wells in which  Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Barnwell's net production in fiscal 1997 was derived  primarily from the Province of Alberta.  Other  producing  areas are as follows:  500 barrels of oil and 88,000 MCF of natural gas were derived from the
Province of  Saskatchewan,  7,500  barrels of oil were derived from the state of
North Dakota,  7,700 MCF of natural gas and 2,000 barrels of natural gas liquids were  derived  from the state of  Louisiana,  and 6,000 MCF of  natural  gas was derived from the state of Michigan. All dollar amounts in this table are in U.S.
dollars.
                                                                  Year Ended September 30,
                                                   -------------------------------------------------
                                                       1997               1996             1995
                                                   --------------  ----------------  ---------------

Annual net production:
       Natural gas liquids (BBLS)*                    65,000             73,000             90,000
       Oil (BBLS)*                                   199,000            206,000            206,000
       Natural gas (MCF)*                          3,852,000          4,347,000          4,916,000

Annual average sale price per unit of production:
       BBL of liquids**                               $17.55             $13.40             $10.98
       BBL of oil**                                   $19.55             $17.38             $15.71
       MCF of natural gas**                           $ 1.45             $ 1.14             $ 1.03

Annual average production cost
  per MCFE produced*****                              $ 0.62             $ 0.57             $ 0.51


         The following table sets forth the gross and net number of productive wells Barnwell has an interest in as of September 30, 1997.

Productive Wells
----------------
                                          Productive Wells***
                                   --------------------------------
                                    Gross****             Net****
                                   --------------     -------------
Location                             Oil    Gas        Oil     Gas
-------------------------------    ------  ------     ------  -----
Canada
  Alberta                             195    365      59.08   49.73
  Saskatchewan                          3     21       0.25    3.48
USA
  North Dakota                          7      -       0.99     -
  Louisiana                             1      -       0.02     -
  Michigan                              -      2        -      0.10
                                    -----  -----     ------  ------
Total                                 206    388      60.34   53.31
                                    =====  =====     ======  ======

--------------------------------------
* When used in this report, "MCF" means 1,000 cubic feet of natural gas at 14.65 psia and 60 degrees F and the term "BBLS" means stock tank barrels of oil equivalent to 42 U.S. gallons.
** Calculated on revenues before royalty expense and royalty tax credit divided by gross production.
*** Seventy-two gross natural gas wells have dual or multiple completions and six gross oil wells have dual completions.
****     Please see note (2) on the following table.
***** Natural gas liquids, oil and natural gas units were combined by converting barrels of natural gas liquids and oil to an MCF equivalent ("MCFE") on the basis of 5.8 MCF = 1 BBL.

Developed Acreage and Undeveloped Acreage
-----------------------------------------

         The following table sets forth certain  information with respect to oil and natural gas properties of Barnwell as of September 30, 1997:
                                                                   Developed and
                         Developed            Undeveloped           Undeveloped
                         Acreage(1)            Acreage(1)            Acreage(1)
                    -------------------    ------------------   --------------------
Location            Gross(2)    Net(2)     Gross(2)    Net(2)    Gross(2)    Net(2)
----------------    --------    -------    --------    ------    --------    -------
Canada
------
  Alberta             247,076    36,394    187,275     39,294     434,351     75,688
  British Columbia        483        40      2,789        284       3,272        324
  Saskatchewan          3,696       543        200         11       3,896        554
USA
---
  North Dakota          1,200       151     21,459      9,838      22,659      9,989
  Louisiana               640        13      3,440         69       4,080         82
  Michigan              5,120       256    214,676     10,734     219,796     10,990
                      -------    ------    -------     ------     -------    -------
Total                 258,215    37,397    429,839     60,230     688,054     97,627
                      =======    ======    =======     ======     =======    =======

         Barnwell's leasehold interests in its undeveloped acreage, if not developed, expire over the next five fiscal years as follows: 7% expire during fiscal 1998; 12% expire during fiscal 1999; 31% expire during fiscal 2000, 20% expire during fiscal 2001 and 9% expire during fiscal 2002. There can be no assurance that the Company will be successful in renewing its leasehold interests in the event of expiration.

         Barnwell's undeveloped acreage includes major concentrations in Alberta at Red Earth (3,403 net acres), Thornbury (7,040 net acres), Archie (4,000 net acres), and Boulder (2,880 net acres), and in the states of North Dakota (9,838 net acres) and Michigan (10,734 net acres).

Reserves
--------

         The amounts set forth in the table below, prepared by Paddock Lindstrom and Associates, Ltd., Barnwell's independent reservoir analysts, summarize the estimated net quantities of proved developed producing reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of September 30, 1997, 1996 and 1995 on all properties in which Barnwell has an interest. These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any other federal authority or agency since October 1, 1980.

---------------------------------

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



Proved Developed Producing Reserves                  September 30,
-----------------------------------   ----------------------------------------
                                           1997          1996           1995
                                          ------        ------         -----
Oil - barrels (BBLS)
      (including condensate and
      natural gas liquids)              2,087,000     2,108,000      2,025,000
Natural gas - thousand
      cubic feet (MCF)                 29,483,000    33,096,000     31,700,000


Total Proved Developed Reserves
    (Includes Proved
Developed Producing Reserves)                        September 30,
-----------------------------------   ----------------------------------------
                                           1997          1996           1995
                                          ------        ------         -----
Oil - barrels (BBLS)
      (including condensate and
       natural gas liquids)            2,613,000      2,374,000      2,296,000
Natural gas - thousand
      cubic feet (MCF)                43,951,000     46,252,000     46,746,000

         As of September 30, 1997, all of Barnwell's proved developed producing and total proved developed reserves were located in the Province of Alberta, with the exception of 1,000 proved developed producing barrels of oil and 366,000 proved developed producing MCF of natural gas located in the Province of Saskatchewan, 5,000 proved developed producing barrels of oil and 20,000 proved developed producing MCF of natural gas located in the state of Louisiana, 28,000 proved developed producing barrels of oil located in the state of North Dakota and 100,000 proved developed producing MCF of natural gas in the state of Michigan.

         During fiscal 1997, Barnwell's total net proved developed reserves, including proved developed producing reserves, of oil, condensate and natural gas liquids increased by 239,000 barrels, and total net proved developed reserves of natural gas decreased by 2,301,000 MCF. The increase in oil, condensate and natural gas liquids reserves was the net result of (a) production during the year of 264,000 barrels, (b) the addition of 339,000 barrels from the drilling of productive oil wells, (c) the independent engineer's 169,000 barrel upward revision of the Company's oil reserves, and (d) the sale of reserves of 5,000 barrels. Barnwell's proved developed natural gas reserves decreased as a net result of (a) production during the year of 3,852,000 MCF, (b) the addition of 1,786,000 MCF from the drilling of productive natural gas wells, (c) the sale of reserves of 996,000 MCF and (d) the independent engineer's 761,000 MCF upward revision of the Company's natural gas reserves.

         Barnwell's working interest in the Dunvegan Unit accounted for approximately 62% and 56% of its total proved developed natural gas reserves at September 30, 1997 and 1996 respectively, and approximately 31% of proved developed oil and condensate reserves at September 30, 1997 compared to approximately 32% of proved developed oil and condensate reserves at September 30, 1996.

         The following table sets forth the Company's oil and natural gas reserves at September 30, 1997, by property name, based on information prepared by Paddock Lindstrom and Associates, Ltd., Barnwell's independent reservoir analysts. Gross reserves are before the deduction of royalties; net reserves are after the deduction of royalties net of the Alberta Royalty Tax Credit. This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at the date of the projection. Oil, which includes natural gas liquids, is shown in thousands of barrels ("MBBLS") and natural gas is shown in millions of cubic feet ("MMCF").



                                         OIL AND NATURAL GAS RESERVES AT SEPTEMBER 30, 1997

                                     Total Producing                            Total Proved
                          ---------------------------------------   ---------------------------------------
                                Oil                  Gas                  Oil                  Gas
                          ----------------    -------------------   ----------------    -------------------
                          GROSS      NET      GROSS       NET       GROSS      NET      GROSS       NET
                               (MBBLS)             (MMCF)               (MBBLS)              (MMCF)
                          ----------------    -------------------   ----------------    -------------------
Property Name
-------------

Dunvegan Unit               552        458     21,253      19,620     935        797      29,247     27,168
Hillsdown                    98         83      2,349       2,146     223        188       3,434      3,148
Thornbury                     -          -      2,480       2,326       -          -       2,775      2,616
Manyberries                 107        103        140         124     137        131         673        599
Pouce Coupe                   7          5      1,331       1,219      13          9       2,054      1,897
Red Earth                   938        908          -           -     959        930           -          -
Pembina                      25         21        634         528      30         25         875        718
Barrhead                      4          4        595         571       5          5         695        673
Bashaw                        -          -        103          84       1          -         103         84
Belloy                        -          -         73          55       -          -         318        263
Brooks                        -          -         53          47       -          -          53         47
Cessford                      3          3          -           -       3          3           -          -
Charlotte Lake                -          -        631         598       -          -       1,024        972
Chauvin                     111        105          -           -     111        105           -          -
Clear Hills                   9          8        337         284       9          8         337        284
Coyote                        -          -          9           9       -          -           9          9
Faith                         -          -          -           -       -          -       1,026        856
Fenn Big Valley               -          -         30          28       -          -          30         28
Gilby                         6          6        315         258       6          6         315        258
Gilwood                       -          -          -           -       -          -          96         69
Highvale                     15         14          -           -      15         14           -          -
Hilda                         -          -         24          23       -          -          24         23
Lanaway                       -          -          -           -       -          -         212        163
Lacombe                       -          -         12          11       -          -          12         11
Leduc                         1          1         62          49       1          1         266        244
Majeau Lake                   -          -         35          32       -          -          35         32
Medicine River               50         37        225         164      56         41         348        253
Mikwan                        -          -         15          14       -          -          15         14
Mitsue                        -          -         11          10       -          -          15         13
Morinville                    -          -        447         365       -          -         447        365
Peace River                  41         34        154         143      44         36         747        696
Rainbow                      92         87          -           -      92         87           -          -
Richdale                      -          -          -           -       -          -         178        157
Staplehurst                  12         11          -           -      18         16           -          -
Swalwell                    103         96          -           -     103         96           -          -
Wood River                   44         39        283         243      44         39         283        243
Worsley                       6          4          -           -       6          4          65         61
Zama                         29         26         60          46      46         38       1,867      1,501
Hatton, Saskatchewan          -          -        513         366       -          -         513        366
Webb, Saskatchewan            1          1          -           -       1          1           -          -
Coastal, North Dakota         3          2          -           -       3          2           -          -
SW Smith, North Dakota        3          3          -           -       3          3           -          -
Wapiti, North Dakota          4          4          -           -       4          4           -          -
West Greene, North Dakota    24         19          -           -      24         19           -          -
Blind River, Louisiana        8          5         30          20       8          5          30         20
Michigan                      -          -        130         100       -          -         130        100
                          -----      -----     ------      ------   -----      -----      ------     ------
  TOTAL                   2,296      2,087     32,334      29,483   2,900      2,613      48,251     43,951
                          =====      =====     ======      ======   =====      =====      ======     ======

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

                                     Proved Developed             Total
                                         Producing            Proved Developed
                                         Reserves                Reserves
                                       -----------            ---------------
Year ending September 30,

                       1998            $ 5,703,000              $ 5,792,000
                       1999              4,700,000                5,187,000
                       2000              3,973,000                4,998,000
                       Thereafter       20,366,000               29,795,000
                                       -----------              -----------
                                       $34,742,000              $45,772,000
                                       ===========              ===========


Present value (discounted at 10%)
  at September 30, 1997                $21,217,000              $27,982,000
                                       ===========              ===========

Marketing of Oil and Natural Gas
--------------------------------

         Barnwell sells substantially all of its oil and condensate production under short-term contracts between itself or the operator of the property and marketers of oil. The price of oil is freely negotiated between the buyers and sellers.

         Natural gas sold by the Company is generally sold under both long-term and short-term contracts with prices indexed to market prices and renegotiated annually. The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers. In 1997, the Company elected to take more of its oil and natural gas "in kind" where the Company markets the products instead of having the operator of a producing property market the products on the Company's behalf.

         In fiscal 1997, natural gas production from the Dunvegan Unit was responsible for approximately 50% of the Company's natural gas revenues. In fiscal 1997, the Company had one significant customer which accounted for 19% of the Company's oil and natural gas revenues. A portion of Barnwell's Dunvegan natural gas production and natural gas production from other properties are sold to aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers.

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

         The Province of Alberta has a "Royalty Tax Rebate" in its Income Tax Act which eliminates the provincial share of income tax attributable to the inability to deduct such royalties, rentals and similar levies. In addition, the Alberta Income Tax Act provides for a royalty tax credit to taxpayers calculated as a percentage of the taxpayer's "Attributed Alberta Royalty Income" (being that portion of the royalties paid to the Province of Alberta which have been disallowed as a deduction or added back in computing income for tax purposes) subject to an annual limitation of the credit. In effect, this returns to the taxpayer a portion of the royalties paid to the Province of Alberta. The royalty tax credit is determined according to the prevailing price of both oil and natural gas. Under this program, the total royalty tax credit the Company receives declines as oil and natural gas prices rise and increases as oil and natural gas prices decline. The maximum credit is equal to the applicable percentage multiplied by the Crown Royalty Shelter, which is $2,000,000 Canadian dollars (referred to herein as "C"). The higher petroleum prices are, the lower the applicable percentage; the lower petroleum prices are, the higher the applicable percentage with the maximum percentage set at 75%.

         The Province of Alberta has stated that changes in the royalty tax credit will be announced three years in advance. The royalty tax credit program has been in effect in various forms since 1974 and the Company anticipates that it will be continued in some form for the foreseeable future. If the royalty tax credit is not continued, it will have a material adverse effect on the Company.

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

         The Company competes in the sale of oil and natural gas on the basis of price, and on the ability to deliver product currently. The oil and natural gas industry is intensely competitive in all phases, including the exploration for new production and reserves and the acquisition of equipment and labor necessary to conduct drilling activities. The competition comes from numerous major oil companies as well as numerous other independent operators. There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Barnwell is a minor participant in the industry and competes in its oil and natural gas activities with many other companies having far greater financial and other resources.


CONTRACT DRILLING OPERATIONS
----------------------------

         Barnwell owns 100% of Water Resources International, Inc. ("WRI"). WRI drills water wells and installs and repairs water pumping systems in Hawaii, and has also drilled geothermal wells in Hawaii in previous years. WRI owns and operates four rotary drill rigs, one rotary drill/workover rig and a two acre storage and maintenance yard near Hilo, Hawaii. WRI also leases a three-quarter of an acre maintenance facility in Honolulu and a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and maintains drill and pump inventory. As of September 30, 1997, WRI employed 9 drilling, pump and administrative employees, none of whom are union members.

         WRI drills both shallow and deep water wells in Hawaii. WRI also installs and repairs water pumps after wells are completed. Additionally, WRI is a distributor, in the state of Hawaii, for Centrilift pumps and equipment. Pump installation and maintenance contracts are primarily obtained from municipal water utilities. The demand for WRI's services is dependent upon land development activities in Hawaii, which has decreased from prior years' levels. WRI markets its services to land developers and government agencies, and identifies potential contracts through public notices and referrals. Contracts are usually fixed price contracts and are negotiated with private entities or obtained through competitive bidding with various local, state and Federal agencies. Contract revenues are not dependent upon the discovery of water, and contracts are not subject to renegotiation of profits or termination at the election of the governmental entities involved. Contracts provide for arbitration in the event of disputes.

         The Company's contract drilling subsidiary derived 73%, 42% and 28% of its contract drilling revenues in fiscal 1997, 1996, and 1995, respectively, pursuant to State of Hawaii and local county contracts. At September 30, 1997, the Company had accounts receivable from the State of Hawaii and local county entities totaling approximately $396,000. The Company has lien rights on contracts with the State of Hawaii and local county entities.

         The Company's contract drilling segment currently operates in Hawaii and is not subject to seasonal fluctuations.

Activity
--------

         In fiscal 1997, WRI started one water well and eight water well pump installation contracts and completed two water well and six pump installation contracts. One of the two completed water wells was started in the current fiscal year and three of the six completed water well pump installations were started in the prior year. Sixty-seven percent (67%) of such well drilling and pump installation jobs, representing 73% of total contract drilling revenues in fiscal 1997, have been pursuant to government contracts. At September 30, 1997, WRI had a backlog of eight pump installation and repair contracts, five of which were in progress as of September 30, 1997. These eight contracts represent a backlog of contract drilling revenues of approximately $1,000,000 as of December 1, 1997.

Competition
-----------

         WRI utilizes rotary drill rigs which have the capability of drilling wells faster than cable tool rigs. There are seven other drilling contractors in Hawaii which use cable tool or rotary drill rigs that are capable of drilling water wells, and seven other Hawaii contractors who are capable of installing and repairing vertical turbine and submersible water pumping systems in Hawaii. These contractors compete actively with WRI for government and private contracts. Pricing is the Company's major method of competition; reliability of service is also a major factor.

         The Company expects competitive pressures within the industry to continue and potentially increase as demand for water well drilling and pump installation in Hawaii is not expected to increase in the 1998 fiscal year. In an effort to obtain drilling contracts, management is considering relocating one drilling rig to the continental U.S. to drill for oil and natural gas.

LAND INVESTMENT OPERATIONS
--------------------------

         The Company owns a 50.1% controlling interest in Kaupulehu Developments, a Hawaii joint venture. Between 1986 and 1989, Kaupulehu Developments successfully obtained the state and county zoning changes necessary to permit development of the newly opened Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Course on land acquired from Kaupulehu Developments, a planned second golf course, and single and multiple family residential units. Kaupulehu Developments currently owns development rights in approximately 100 acres of residentially zoned leasehold land and leasehold rights in approximately 2,100 acres of land located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

         Kaupulehu Developments currently owns development rights in approximately 100 acres of leasehold land zoned for residential development in the vicinity of the Hualalai Golf Course. Kaupulehu Developments' residential development rights in these approximately 100 acres are under option to Hualalai Development Company, an affiliate of Kajima Corporation of Japan. If Hualalai Development Company exercises this option, the Company will receive $16,157,000 from its 50.1% interest in Kaupulehu Developments. The option expires on December 31, 1999, unless 20% of the consideration is received on or before December 31, 1999; on April 30, 2003 unless 50% of the then remaining consideration is received on or before April 30, 2003 and the remainder of the option would then expire on April 30, 2007. There is no assurance that this option or any portion of it will be exercised.

         Kaupulehu Developments also holds leasehold rights in approximately 2,100 acres of land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu. Kaupulehu Developments is in the process of negotiating a revised development agreement and residential fee purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

         In 1993, Kaupulehu Developments submitted a rezoning petition to the State Land Use Commission to reclassify approximately 1,000 of the 2,100 acres to allow for the development of a residential community with recreational and commercial areas, in conformity with the Hawaii County General Plan designation for the area. The proposed developments include 500 multi-family units, 530 residential single-family home sites, a commercial center and two 18-hole golf courses. The remaining 1,100 acres, located in the eastern portion of the property, are classified within the State Land Use Conservation District and zoned unplanned by the County. In June 1996, the State Land Use Commission approved Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of the 2,100 acres of land into the Urban District for resort/residential development. Subsequent to the Land Use Commission's approval, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the Land Use Commission's decision.

Activity
--------

         The Third Circuit Court of the State of Hawaii upheld the Land Use Commission's approval of Kaupulehu Developments' rezoning request in all respects in a Decision and Order issued in August 1997. In November 1997, a notice of appeal was filed with the Supreme Court of the State of Hawaii by parties seeking to reverse the Third Circuit Court's decision. In addition to the State of Hawaii approvals, Kaupulehu Developments must also obtain an additional series of approvals from the County of Hawaii; there is no assurance that these approvals will be forthcoming at any time.

Competition
-----------

         The Company's land investment segment is subject to intense competition in all phases of its operations including the acquisition of new properties, the securing of approvals necessary for land rezoning, and the search for potential buyers of property interests presently owned. The competition comes from numerous independent land development companies and other industries involved in land investment activities. The principal methods of competition are the location of the project and pricing. Kaupulehu Developments is a minor participant in the land development industry and competes in its land investment activities with many other entities having far greater financial and other resources.

         For the past several years Hawaii's economy has experienced little or no growth and the real estate market has grown slowly. However, the South
Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments' property is located, has experienced a significant increase over recent years in the number of and the median price of real estate sales. The Hualalai Resort itself has sold, since its opening in late 1996, 45 of the first 50 properties it has offered for sale. Additionally, the general economy in this area has been impacted favorably by direct flights from Japan to Kona International Airport, which commenced in 1996 and then increased to a daily basis.

Item 3.       Legal Proceedings
              -----------------

         In June 1996, the State Land Use Commission approved Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of land into the Urban District for resort/residential development. Subsequent to the Land Use Commission's approval, a notice of appeal was filed in the Third Circuit Court of the State of Hawaii by Ka Lahui Hawai'i, Kona Hawaiian Civic
Club, Protect Kohanaiki Ohana and Plan to Protect (collectively, the "Appellants") against the Land Use Commission, State of Hawaii; Office of State Planning, State of Hawaii; County of Hawaii Planning Department; and Kaupulehu Developments seeking to reverse the Land Use Commission's decision. The Third Circuit Court of the State of Hawaii upheld the Land Use Commission's approval of Kaupulehu Developments' rezoning request in all respects in a Decision and Order issued in August 1997. In November 1997, the Appellants filed a notice of appeal in the Supreme Court of the State of Hawaii seeking to reverse the Third Circuit Court's decision.

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


                                     PART II

Item 5.       Market For Common Equity and Related Stockholder Matters
              --------------------------------------------------------

         The principal market on which the Company's common stock is being traded is the American Stock Exchange. The following tables present the quarterly high and low closing prices, on the American Stock Exchange, for the registrant's common stock during the periods indicated:

Quarter Ended        High     Low      Quarter Ended        High     Low
-------------        ----     ---      -------------        ----     ---

December 31, 1995    18-3/4   15-3/4   December 31, 1996    19       15-1/2
March 31, 1996       17-7/8   15-1/2   March 31, 1997       20-7/8   18
June 30, 1996        17-1/4   15-1/4   June 30, 1997        19-3/4   17
September 30, 1996   16-7/8   14-7/8   September 30, 1997   22-1/2   18

         As of December 5, 1997, there were 1,322,052 shares of common stock, par value $.50, outstanding. There were approximately 400 holders of the common stock of the registrant as of December 5, 1997.

         The Company declared two quarterly dividends of $0.075 per share in fiscal 1995. In May 1995, quarterly dividend payments were suspended and remain suspended to date.

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

         LIQUIDITY AND CAPITAL RESOURCES
         -------------------------------

         Cash flows from operations continue to be the Company's primary source of liquidity. Cash flows from operations in fiscal 1997 increased $1,749,000 to $7,449,000. The increase was due partially to higher earnings generated by the Company's oil and natural gas segment due to higher average prices received for all petroleum products. Also contributing to the increase was an increase in oil and gas royalties payable at the end of fiscal 1997 of $977,000 as compared to royalties payable at the end of fiscal 1996.

         The Company's revolving credit facility is with the Royal Bank of Canada, a Canadian bank, for $19,000,000 Canadian dollars or its U.S. dollar equivalent of approximately $13,800,000 at September 30, 1997. The facility is reviewed annually with a primary focus on the future cash flows that will be generated by the Company's oil and natural gas properties. The next review is planned for February 1998. Subject to that review, the facility may be extended one year with no required debt repayments for one year, or converted to a 5-year term loan by the bank. If the facility is converted to a 5-year term loan, the Company has agreed to the following repayment schedule of the then outstanding balance: year 1 - 30%; year 2 - 27%; year 3 - 16%; year 4 - 14%; year 5 - 13%.
The facility is collateralized by the Company's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties. No compensating bank balances are required on any of the Company's indebtedness under the facility.

         At September 30, 1997, the Company's consolidated cash and working capital was $4,402,000 and $1,605,000, respectively. Available credit under the Royal Bank of Canada's revolving credit facility was approximately $4,700,000 at September 30, 1997. In June 1995, the Company issued $2,000,000 of convertible notes due July 1, 2003. The convertible notes are payable in 20 consecutive equal quarterly installments beginning in October 1998. Interest is payable quarterly at a rate to be adjusted quarterly to the greater of 10% per annum or 1% over the prime rate of interest. The Company paid interest on these notes at the rate of 10% per annum throughout fiscal 1997. For more information on the convertible notes, see Note 6 of "Notes to the Consolidated Financial Statements" in Item 7.

         The Company, for the second consecutive year, significantly increased its oil and natural gas capital expenditures. In fiscal 1997, the Company expended a total of $6,477,000 towards the development of its oil and natural gas properties, an increase of $1,428,000 or 28% from the prior fiscal year. In fiscal 1997, the Company participated in the drilling of 55 development and 17 exploratory wells, 53 of which are capable of production, 20 successful recompletions, and the expansion of compressor facilities in the Thornbury area.

         $1,250,000 of the oil and natural gas investments for fiscal 1997 were for the Company's natural gas and oil exploration program in the Central Basin in Michigan. The Company has a 5% working interest in this prospect. Additionally, the Company raised $2,097,000 from participants who purchased a 7.5% working interest in this prospect. Under the terms of the agreements with the participants, 30% of the participants' interest will revert to the Company after the participants receive a return of their entire investment.

         The initial drilling program in Michigan included one new well and seven existing well bores which were re-entered with the goal of producing natural gas. One is a commercial well producing at the rate of approximately seven hundred thousand cubic feet per day, one is a commercial well awaiting tie-in, and six are non-commercial wells.

         While the results of the initial program in Michigan have been disappointing, Barnwell and the other working interest owners have commenced a second drilling program in order to more fully evaluate the extensive land position acquired in the Michigan Basin. Approximately 70% of the $1,250,000 of oil and gas capital expenditures by the Company in Michigan in fiscal 1997 were used to acquire this land position which encompasses approximately 200,000 gross acres. The second drilling program in Michigan is comprised of seven wells. The target for four of the wells is the deep natural gas targeted in the initial program, with the other three wells targeting shallower oil formations.

         The following table sets forth the gross number of oil and natural gas wells the Company participated in drilling and purchased for each of the last three fiscal years:

                                      1997           1996           1995
                                   ----------     ----------      -------
Development oil and
  natural gas wells drilled            55             23             16
Exploratory oil and
  natural gas wells drilled            17             14             14
Development oil and
  natural gas wells purchased           -              3              2
Successful oil and natural
  wells drilled and purchased          53             30             17

         In January 1997, the Company exchanged a portion of its approximately 17.5% working interest in a developed natural gas property and a gas plant in the Thornbury area for a working interest in undeveloped lands in the Thornbury area plus approximately $810,000 in cash. As a result, the Company's interest in both the developed and undeveloped properties in the Thornbury area is now 12.5%. No revenue or gain was recognized from this transaction; proceeds were credited against the full cost pool. The Company spent approximately $870,000 in fiscal 1997 towards the development of 11 commercial wells (1.38 net wells), the recompletion of 7 wells (0.88 net wells), and the expansion of compressor facilities at Thornbury.

         Barnwell's current plans for fiscal 1998 oil and natural gas capital expenditures are lower than the actual capital expenditures of fiscal 1997. This estimated decrease will largely be due to the fact that capital expenditures in 1997 included $850,000 for oil and gas lease acquisition costs in Michigan which will not recur in 1998. The Company, however, may learn of additional new investment opportunities which may result in capital expenditures increasing.

         The following table sets forth the Company's capital expenditures for each of the last three fiscal years:

                                     1997           1996            1995
                                  ----------     ----------     -----------
Oil and natural gas - U.S.        $1,750,000     $  380,000     $   336,000
Oil and natural gas - Canada       4,727,000      4,669,000       3,098,000
                                  ----------     ----------     -----------
  Total oil and natural gas        6,477,000      5,049,000       3,434,000

Land investment                      733,000        646,000         293,000
Contract drilling                    189,000         53,000          83,000
Other                                 97,000        219,000         120,000
                                  ----------     ----------     -----------
  Total capital expenditures      $7,496,000     $5,967,000     $ 3,930,000
                                  ==========     ==========     ===========

Increase (decrease) in total
  oil and natural gas capital
  expenditures from prior year    $1,428,000     $1,615,000     $(1,916,000)
                                  ==========     ==========     ===========

         In fiscal 1997, $733,000 of the Company's capital expenditures were applicable to the rezoning of leasehold land in North Kona, Hawaii, from conservation to urban. These expenditures encompass legal, consulting and planning fees as well as capitalized interest and were funded entirely by the Company. As of September 30, 1997, the Company has advanced $1,200,000 to Kaupulehu Developments. Kaupulehu Developments is negotiating a two year term loan with a bank for $1,500,000 to provide funding for estimated future capital expenditures over the next two years.

         Capital expenditures for the contract drilling segment have totaled approximately $470,000 over the last five years. Management is considering relocating one drilling rig to the continental U.S. to drill for oil and natural gas, which would increase contract drilling capital expenditures in the next year by approximately $400,000. Additionally, the Company has a $200,000 commitment to construct improvements at its contract drilling yard at Sand Island on Oahu, Hawaii, by September 1998.

         In 1994, the Province of Alberta simplified the process of paying natural gas royalties by allowing companies to use estimates. In 1997, the Province of Alberta completed its final royalty calculations for calendar years 1994, 1995, 1996 and a portion of 1997. As a result of its initial calculations, the Province remitted $630,000 to the Company in August 1997 for estimated overpaid royalties. In October 1997, after completion of its final calculations, the Province submitted a $900,000 invoice for underpaid royalties which the Company paid at the end of October. These transactions had no impact on the Company's 1997 consolidated statement of operations as the final royalty amounts had been accrued in the proper periods. However, these transactions did have the effect of increasing both cash and accounts payable at September 30, 1997 by $630,000, thereby artificially increasing cash flow generated by operations by $630,000.

         In 1997, the Company elected to take more of its oil and natural gas "in kind" where the Company markets the products instead of having the operator of a producing property market the products on the Company's behalf. This has shortened the length of time that the Company's receivables are outstanding as Barnwell gets paid directly, instead of by the operator for the property.

         The Company believes current cash balances and future cash flows from operations will be sufficient to fund its estimated capital expenditures, make the scheduled repayments on its convertible notes, and repay the outstanding balance on its credit facility, should the Company or the Royal Bank of Canada elect to convert the facility to a term loan.

         The Company did not receive any revenues in fiscal 1997, 1996, and 1995 related to its 50.1% interest in Kaupulehu Developments. Kaupulehu Developments' revenues specifically relate to sales of leasehold interests and development rights, which do not occur every year.

         The Company declared and paid dividends totaling $198,000 during the first half of fiscal 1995. In May 1995, the Company elected to suspend the payment of dividends pending further review of investment opportunities. Dividends were neither declared nor paid in fiscal 1997 and 1996.

         The Company's internally and externally supported computer systems are currently being modified to correct for the "Year 2000" problem. Management believes that with these modifications to existing software, the "Year 2000" problem will not pose significant operational problems for the Company's computer systems. The Company does not expect estimated costs associated with these modifications to have a material effect on its financial position or results of operations. The amount expensed in fiscal 1997 was immaterial.


RESULTS OF OPERATIONS
---------------------

  Summary
  -------

         Barnwell reported net earnings of $1,050,000 in fiscal 1997, a decrease of $180,000 from net earnings of $1,230,000 in fiscal 1996. This decrease was due to (i) the fact that fiscal 1996 earnings included a $290,000 deferred income tax benefit resulting from a decrease in the Canadian Branch tax rate; there was no such benefit in fiscal 1997; (ii) a write-down of U.S. oil and gas properties of $270,000 in fiscal 1997; and (iii) decreases in the volumes of natural gas liquids, oil and natural gas sold in fiscal 1997 as compared to fiscal 1996 of 11%, 3% and 11%, respectively. These decreases were partially offset by 31%, 12% and 27% increases in natural gas liquids, oil and natural gas prices, respectively, in fiscal 1997, as compared to fiscal 1996.

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

Oil and Natural Gas
-------------------

Selected Operating Statistics

         The following tables set forth the Company's annual net production and annual average price per unit of production for fiscal 1997 as compared to fiscal 1996, and fiscal 1996 as compared to fiscal 1995.


Fiscal 1997 - Fiscal 1996
-------------------------

                                              Annual Net Production
                               -------------------------------------------
                                                               Increase
                                                              (Decrease)
                                                         -----------------
                                  1997         1996        Units       %
                               ---------    ---------    --------    -----
         Liquids (Bbl)*           65,000       73,000      (8,000)    (11%)
         Oil (Bbl)*              199,000      206,000      (7,000)     (3%)
         Natural gas (MCF)**   3,852,000    4,347,000    (495,000)    (11%)


                                          Annual Average Price Per Unit
                               -------------------------------------------
                                                               Increase
                                                              (Decrease)
                                                         -----------------
                                  1997         1996          $         %
                               ---------    ---------    --------    -----
         Liquids (Bbl)*           $17.55       $13.40      $ 4.15      31%
         Oil (Bbl)*               $19.55       $17.38      $ 2.17      12%
         Natural gas (MCF)**      $ 1.45       $ 1.14      $ 0.31      27%


Fiscal 1996 - Fiscal 1995
-------------------------

                                              Annual Net Production
                               -------------------------------------------
                                                               Increase
                                                              (Decrease)
                                                         -----------------
                                  1996         1995        Units       %
                               ---------    ---------    --------    -----
         Liquids (Bbl)*           73,000       90,000     (17,000)    (19%)
         Oil (Bbl)*              206,000      206,000        -          -
         Natural gas (MCF)**   4,347,000    4,916,000    (569,000)    (12%)


                                          Annual Average Price Per Unit
                               -------------------------------------------
                                                               Increase
                                                              (Decrease)
                                                         -----------------
                                  1996         1995          $         %
                               ---------    ---------    --------    -----
         Liquids (Bbl)*           $13.40       $10.98      $ 2.42      22%
         Oil (Bbl)*               $17.38       $15.71      $ 1.67      11%
         Natural gas (MCF)**      $ 1.14       $ 1.03      $ 0.11      11%

          *Bbl = stock tank barrel equivalent to 42 U.S. gallons
         **MCF = 1,000 cubic feet

         Revenues increased $860,000 or 8% in fiscal 1997, as compared to fiscal 1996, due to price increases for natural gas liquids (31%), natural gas (27%), and oil (12%), partially offset by 11% declines in both natural gas and natural gas liquids production and a 3% decline in oil production. The decline in production was due to production declines in the Company's more mature properties and to the reduction of its interest in producing gas reserves in the Thornbury property due to the rationalization of the Company's Thornbury property, discussed in "Liquidity and Capital Resources" above, with surrounding undeveloped land. The Company anticipates that development of these undeveloped lands will replace the Thornbury producing natural gas reserves sold.

         Operating expenses were relatively unchanged, decreasing $80,000 (2%) in fiscal 1997, as compared to fiscal 1996. The Company expects oil and natural gas operating expenses to increase at a rate higher than inflation due to the high level of demand for services in the oil industry and higher costs associated with certain older properties.

         Revenues were relatively unchanged, increasing $140,000 (1%) in fiscal 1996 as compared to fiscal 1995 due to price increases for natural gas (11%), oil (11%) and natural gas liquids (22%), offset by 12% and 19% declines in natural gas and natural gas liquids production, respectively. The declines in natural gas and natural gas liquids production were due to production declines at some Dunvegan wells. Decreased natural gas sales were supplanted with gas processing revenues of an almost equal amount. Additionally, third parties spent approximately $2,500,000 increasing the Dunvegan gas plant capacity so that the plant can now process 200,000 MCF per day. These third parties did not earn an interest in the gas plant with these expenditures but will be charged a lower processing tariff.

         Operating expenses were relatively unchanged, increasing $33,000 (1%) in fiscal 1996, as compared to fiscal 1995, as costs remained relatively constant and natural gas production declined 12%.

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

         Contract drilling revenues and operating costs decreased $490,000 (18%) and $35,000 (2%), respectively, in fiscal 1997 as compared to fiscal 1996. As a result, operating profit before depreciation decreased $455,000 (59%) in fiscal 1997, as compared to fiscal 1996. Operating profit before depreciation as a percentage of revenues decreased to 14%, as compared to 29% in fiscal 1996. These decreases were due to lower demand for water well drilling work and to increased competition for well drilling and pump installation and repair jobs.

         The Company expects competitive pressures within the industry to continue and potentially grow as demand for water well drilling and pump installation in Hawaii is not expected to increase in the 1998 fiscal year. In an effort to obtain drilling contracts, management is considering relocating one drilling rig to the continental U.S. to drill for oil and natural gas.

         Contract drilling revenues and operating costs decreased $1,120,000 (30%) and $1,005,000 (35%), respectively, in fiscal 1996 as compared to fiscal 1995, due to lower water well drilling activity in fiscal 1996. As a result of the lower activity, operating profit before depreciation decreased $115,000 (13%) in fiscal 1996, as compared to fiscal 1995. Operating profit before depreciation as a percentage of revenues increased to 29%, as compared to 23% in fiscal 1995, as the Company was able to reduce operating costs in fiscal 1996 by a higher percentage than the decrease in revenues as a result of operational efficiencies due to all contract drilling jobs during 1996 being in the same area.

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

         At September 30, 1997, WRI had a backlog of eight pump installation and repair contracts, five of which were in progress as of September 30, 1997. These eight contracts represent a backlog of contract drilling revenues of approximately $1,000,000 as of December 1, 1997.


Investment in Land
------------------

         In fiscal 1997, 1996, and 1995, Kaupulehu Developments entered into no land transactions.

         In April 1995, the option under which Hualalai Development Company could have acquired Kaupulehu Developments' leasehold interest in approximately 2,100 acres of conservation zoned property in North Kona, Hawaii, expired, unexercised. Expenditures applicable to the rezoning of approximately 1,000 acres of the 2,100 acres incurred subsequent to April 1995 are being capitalized. Such costs, comprised of legal, consulting and planning fees as well as capitalized interest, amounted to $733,000, $646,000 and $293,000 for fiscal 1997, 1996 and 1995, respectively. For additional information regarding Investment in Land, refer to Note 5 in the Notes to Consolidated Financial Statements.

         For the past several years Hawaii's economy has experienced little or no growth and the real estate market has been slow. However, the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments' property is located, has experienced a significant increase over recent years in the number of and the median price of real estate sales. The Hualalai Resort itself has sold, since its opening in late 1996, 45 of the first 50 properties it has offered for sale. Additionally, the general economy in this area has been impacted favorably by direct flights from Japan to Kona International Airport, which commenced in 1996 and then increased to a daily basis.

Gas Processing and Other Income
-------------------------------

         Gas processing and other income increased $280,000 (32%) in fiscal 1997, as compared to fiscal 1996, due to an increase in the amount of gas processed for third parties at the Dunvegan gas plants and an increase in interest income as a result of higher average cash balances.

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

General and Administrative Expenses
-----------------------------------

         General and administrative expenses increased $94,000 (3%) in fiscal 1997, as compared to fiscal 1996, due to general inflationary increases.

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

Depreciation, Depletion and Amortization
----------------------------------------

         Depreciation, depletion and amortization expense increased $84,000 (3%) to $3,044,000 in fiscal 1997, as compared to $2,960,000 in fiscal 1996, due to a 5% higher depletion rate per MCF equivalent and a $270,000 write-down of costs incurred in developing U.S. oil and natural gas properties. These items were partially offset by an 11% decline in natural gas production and a 5% decline in combined oil and liquids production, and decreased depreciation expense resulting from certain water well drilling assets becoming fully depreciated in fiscal 1996.

         The write-down of costs incurred in developing U.S. oil and natural gas properties largely related to activities in North Dakota where one dry well was drilled, a producing oil well watered out and the independent engineer revised downward the estimate of reserves in the remaining North Dakota wells. Additionally, the disappointing results from the initial drilling program in the Michigan Basin prospect (8 wells were drilled, 2 of which are commercial), and a dry hole in Louisiana contributed to the write-down.

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

Interest Expense
----------------

         Interest expense decreased $83,000 (12%) in fiscal 1997, as compared to fiscal 1996, due to an $82,000 increase in capitalization of interest costs related to the Company's investments in land in Hawaii and unproven undeveloped oil and natural gas properties in Michigan. The average interest rate incurred during fiscal 1997 on the Company's $9,100,000 of debt with the Royal Bank of Canada remained essentially unchanged at 6.35% from 6.33% in fiscal 1996, and the interest rate on the $2,000,000 of convertible notes in fiscal 1997 was unchanged at 10% per annum from fiscal 1996.

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

Foreign Currency Fluctuations
-----------------------------

         The Company conducts foreign operations in Canada. Consequently, the Company is subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. Foreign currency transaction gains and losses were not material in fiscal 1997 and 1996. During fiscal 1995, the Company realized foreign currency transaction losses of $176,000; this amount is reflected in general and administrative expenses in the consolidated statement of operations for fiscal 1995. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Taxes
-----

         In fiscal 1997, 1996, and 1995, the provision for income taxes does not bear a normal relationship to earnings because Canadian taxes were payable on the Canadian operations and losses from U.S. operations provide no foreign tax benefits.

         In November 1995, officials of the U.S. and Canada ratified a new agreement amending the Canada-U.S. Tax Treaty that reduced the Canadian Branch tax. This change resulted in the recognition of a deferred Canadian income tax benefit of $290,000 in fiscal 1996.

Environmental Matters
---------------------

         Federal, state, and Canadian governmental agencies issue rules and regulations and enforce laws to protect the environment which are often difficult and costly to comply with and which carry substantial penalties for failure to comply, particularly in regard to the discharge of materials into the environment. The regulatory burden on the oil and gas industry increases its cost of doing business. These laws, rules and regulations affect the operations of the Company and could have a material adverse effect upon the capital expenditures, earnings or competitive position of the Company. Although Barnwell's experience has been to the contrary, there is no assurance that this will continue to be the case.

Inflation
---------

         The effect of inflation on the Company has generally been to increase its cost of operations, interest cost (as a substantial portion of the Company's debt is at variable short-term rates of interest which tend to increase as inflation increases), general and administrative costs and direct costs associated with oil and natural gas production and contract drilling operations. In the case of contract drilling, the Company has not been able to increase its contract revenues to fully compensate for increased costs. In the case of oil and natural gas, prices realized by the Company are essentially determined by world prices for oil and western Canadian/California/southwest U.S. prices for natural gas.

New Statements of Financial Accounting Standards
------------------------------------------------

         The Company applies the provisions of APB Opinion No. 25 in accounting for stock-based compensation and adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", effective October 1, 1996. Adoption of the fair value method of measuring stock-based compensation provisions of SFAS No. 123 would have had no impact on the Company's net earnings or earnings per share for the years ended September 30, 1997 and 1996.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding for the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share data presented. The Company will adopt SFAS No. 128 in the first quarter of fiscal 1998. Management does not expect adoption of SFAS No. 128 to have a material impact on the Company's previously or currently reported earnings per share.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items currently recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires reclassification of financial statements presented for earlier periods. The Company will adopt the provisions of SFAS No. 130 in the first quarter of fiscal 1999. The Company conducts operations in Canada and the assets and liabilities and income and expense items of the foreign operations are translated at exchange rates in effect as of and for the period ending on the financial statement date. The resulting translation gains and losses are accounted for in a stockholders' equity account entitled "Foreign currency translation adjustments." Under SFAS No. 130, these foreign currency translation gains and losses will be included as a component of comprehensive income. Foreign currency fluctuations can occur rapidly and management expects that quarterly fluctuations will at times be material to comprehensive income. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

         In June 1997,  the FASB also issued SFAS No.  131,  "Disclosures  about
Segments of an Enterprise and Related Information." This statement provides guidance for public business enterprises in reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 131 in the first quarter of fiscal 1999. SFAS No. 131 requires restatement of comparative information presented for earlier periods.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
November 28, 1997





                        BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

ASSETS                                                          September 30,
------                                                   -------------------------
CURRENT ASSETS:                                              1997         1996
                                                         -----------   -----------
   Cash, interest bearing of $4,384,000 in 1997
     and $3,552,000 in 1996                              $ 4,402,000   $ 3,553,000
   Accounts receivable (Notes 3 and 13)                    2,065,000     2,288,000
   Royalty tax credit and taxes receivable                   223,000       181,000
   Costs and estimated earnings in excess of
     billings on uncompleted contracts (Note 3)               30,000       136,000
   Deferred income tax assets (Note 7)                       100,000       200,000
   Inventories and other current assets                      132,000       193,000
                                                         -----------   -----------
     TOTAL CURRENT ASSETS                                  6,952,000     6,551,000
                                                         -----------   -----------

INVESTMENT IN LAND (Notes 5 and 6)                         1,848,000     1,115,000
                                                         -----------   -----------

OTHER ASSETS (Note 4)                                        491,000       445,000
                                                         -----------   -----------

PROPERTY AND EQUIPMENT (Note 6):
   Land                                                      631,000       631,000
   Oil and natural gas properties (full cost accounting):
     Properties being amortized                           44,369,000    40,776,000
     Properties not subject to amortization                2,405,000     1,121,000
   Drilling rigs and equipment                             8,104,000     7,911,000
   Other property and equipment                            2,682,000     2,646,000
                                                         -----------   -----------
                                                          58,191,000    53,085,000
   Accumulated depreciation, depletion and amortization   33,084,000    30,416,000
                                                         -----------   -----------
     TOTAL PROPERTY AND EQUIPMENT                         25,107,000    22,669,000
                                                         -----------   -----------

TOTAL ASSETS                                             $34,398,000   $30,780,000
                                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                      $ 3,180,000   $ 1,694,000
   Accrued expenses                                        1,213,000       678,000
   Billings in excess of costs and estimated
     earnings on uncompleted contracts (Note 3)               31,000        20,000
   Payable to joint interest owners                          920,000       637,000
   Income taxes payable (Note 7)                               3,000       158,000
                                                         -----------   -----------
     TOTAL CURRENT LIABILITIES                             5,347,000     3,187,000
                                                         -----------   -----------

LONG-TERM DEBT (Note 6)                                   11,100,000    11,100,000
                                                         -----------   -----------

DEFERRED INCOME TAXES (Note 7)                             5,801,000     5,090,000
                                                         -----------   -----------

COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)

STOCKHOLDERS' EQUITY (Notes 6 and 9):
 Common stock, par value $.50 per share:
     Authorized, 4,000,000 shares
     Issued, 1,642,797 shares                                821,000       821,000
   Additional paid-in capital                              3,103,000     3,103,000
   Retained earnings                                      15,171,000    14,121,000
   Foreign currency translation adjustments               (2,251,000)   (1,925,000)
   Unrealized holding gains (losses)
     on securities (Notes 4 and 7)                            11,000       (12,000)
   Treasury stock, at cost, 320,745 shares                (4,705,000)   (4,705,000)
                                                         -----------   -----------
   TOTAL STOCKHOLDERS' EQUITY                             12,150,000    11,403,000
                                                         -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $34,398,000   $30,780,000
                                                         ===========   ===========

                                      See Notes to Consolidated Financial Statements


                     BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Year ended September 30,
                                                 ---------------------------------------
                                                    1997          1996          1995
                                                 -----------   -----------   -----------
Revenues:
   Oil and natural gas                           $11,520,000   $10,660,000   $10,520,000

   Contract drilling                               2,160,000     2,650,000     3,770,000

   Gas processing and other                        1,150,000       870,000       660,000
                                                 -----------   -----------   -----------
                                                  14,830,000    14,180,000    14,950,000
                                                 -----------   -----------   -----------
Costs and expenses:
   Oil and natural gas operating                   3,326,000     3,406,000     3,373,000

   Contract drilling operating                     1,850,000     1,885,000     2,890,000

   General and administrative                      3,208,000     3,114,000     3,772,000

   Depreciation, depletion and amortization        3,044,000     2,960,000     3,103,000

   Interest expense, net (Note 6)                    624,000       707,000       756,000

   Minority interest in losses (Note 5)                -             -          (286,000)
                                                 -----------   -----------   -----------
                                                  12,052,000    12,072,000    13,608,000
                                                 -----------   -----------   -----------

Earnings before income taxes                       2,778,000     2,108,000     1,342,000

Provision for income taxes (Note 7)                1,728,000       878,000       692,000
                                                 -----------    ----------    ----------

NET EARNINGS                                     $ 1,050,000   $ 1,230,000   $   650,000
                                                 ===========   ===========   ===========


NET EARNINGS PER SHARE                                 $0.79         $0.93         $0.49
                                                 ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                1,326,000     1,324,400     1,326,100
                                                 ===========   ===========   ===========


                     See Notes to Consolidated Financial Statements

                       BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Year ended September 30,
                                                   ---------------------------------------
                                                      1997           1996          1995
                                                   ----------     ----------    ----------
Cash flows from operating activities:
   Net earnings                                    $1,050,000     $1,230,000    $  650,000
   Adjustments to reconcile
     net earnings to net cash
     provided by operating activities:
   Depreciation, depletion and amortization         3,044,000      2,960,000     3,103,000
   Deferred income taxes                              886,000        237,000    (1,522,000)
   Minority interest in losses                          -              -          (286,000)
                                                   ----------     ----------    ----------
                                                    4,980,000      4,427,000     1,945,000
   Increase (decrease) from changes in
     current assets and liabilities (Note 14)       2,469,000      1,273,000       (21,000)
                                                   ----------     ----------    ----------

   Net cash provided by operating activities        7,449,000      5,700,000     1,924,000
                                                   ----------     ----------    ----------

Cash flows from investing activities:
   Capital expenditures                            (7,496,000)    (5,967,000)   (3,930,000)
   (Increase) decrease in other assets                (17,000)       285,000      (300,000)
   Proceeds from sale of oil and natural
     gas properties and other equipment               977,000        414,000       613,000
                                                   ----------     ----------    ----------

   Net cash used in investing activities           (6,536,000)    (5,268,000)   (3,617,000)
                                                   ----------     ----------    ----------

Cash flows from financing activities:
   Net contributions from joint
     venture minority interest owner                    -            180,000         -
   Long-term debt borrowings (including
     $1,900,000 from affiliates (Note 6))               -              -         2,000,000
   Payment of dividends                                 -              -          (198,000)
   Repayment of long-term debt                          -              -        (1,500,000)
                                                   ----------     ----------    ----------

   Net cash provided by financing activities            -            180,000       302,000
                                                   ----------     ----------    ----------

   Effect of exchange rate changes on cash            (64,000)       (35,000)      169,000
                                                   ----------     ----------    ----------
   Net increase (decrease) in cash                    849,000        577,000    (1,222,000)

   Cash at beginning of year                        3,553,000      2,976,000     4,198,000
                                                   ----------     ----------    ----------

   Cash at end of year                             $4,402,000     $3,553,000    $2,976,000
                                                   ==========     ==========    ==========


                              See Notes to Consolidated Financial Statements


                                           BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                            Foreign     Unrealized
                                      Common Stock         Additional                       Currency      Holding
                                  ---------------------     Paid-In       Retained        Translation      Gains/       Treasury
                                  Shares        Amount      Capital       Earnings        Adjustments     (Losses)        Stock
                                  ---------    --------    ----------    -----------     ------------   ----------     -----------
Balances at September 30, 1994    1,642,797    $821,000    $3,103,000    $12,439,000      $(1,891,000)    $ 15,000     $(4,705,000)
   Net earnings                       -            -            -            650,000            -             -              -

   Dividends declared
     ($0.15 per share)                -            -            -           (198,000)           -             -              -

   Foreign currency
     translation adjustments          -            -            -              -              208,000         -              -

   Unrealized holding
     loss on securities               -            -            -              -                -          (80,000)          -
                                  ---------    --------    ----------    -----------     ------------   ----------     -----------
Balances at September 30, 1995    1,642,797     821,000     3,103,000     12,891,000       (1,683,000)     (65,000)     (4,705,000)
   Net earnings                       -            -            -          1,230,000            -             -              -

   Foreign currency
     translation adjustments          -            -            -              -             (242,000)        -              -

   Unrealized holding
     gain on securities               -            -            -              -                -           53,000           -
                                  ---------    --------    ----------    -----------     ------------   ----------     -----------
Balances at September 30, 1996    1,642,797     821,000     3,103,000     14,121,000       (1,925,000)     (12,000)     (4,705,000)
   Net earnings                       -            -            -          1,050,000            -             -              -

   Foreign currency
     translation adjustments          -            -            -              -             (326,000)        -              -

   Unrealized holding
     gain on securities               -            -            -              -                -           23,000           -
                                  ---------    --------    ----------    -----------     ------------   ----------     -----------
Balances at September 30, 1997    1,642,797    $821,000    $3,103,000    $15,171,000      $(2,251,000)    $ 11,000     $(4,705,000)
                                  =========    ========    ==========    ===========     ============   ==========     ===========

                                                 See Notes to Consolidated Financial Statements
     2


                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
                 ----------------------------------------------



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

         During its last three completed fiscal years, the Company was engaged in exploring for, developing, producing and selling oil and natural gas in Canada and the United States, investing in leasehold land in Hawaii, and drilling water wells and installing and repairing water pumping systems in Hawaii. The Company's oil and natural gas activities comprise its largest business segment. Approximately 78% of the Company's revenues and 86% of the Company's capital expenditures for the fiscal year ended September 30, 1997 were attributable to its oil and natural gas activities. The Company's contract drilling activities accounted for 14% of the Company's revenues in fiscal 1997 with gas processing and other revenues comprising the remaining 8%. The Company had no land investment revenue in 1997; land investment revenues relate to sales of leasehold interests and development rights, which do not occur every year. Changes in the marketplace of any of the aforementioned industries may significantly affect management's estimates and the Company's performance.

2.       SIGNIFICANT ACCOUNTING POLICIES
         -------------------------------

Oil and natural gas properties
------------------------------

         The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including unsuccessful wells, are capitalized until such time as the aggregate of such costs, on a country by country basis, equals the discounted present value (at 10%) of the Company's estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers, less related income tax effects. Any capitalized costs in excess of the discounted present value are charged to expense. Depletion of all such costs, except costs related to major development projects, is provided by the unit-of-production method based upon proved oil and natural gas reserves of all properties on a country by country basis.
Investments in major development projects are not amortized until proven reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. General and administrative costs related to oil and natural gas operations are expensed as incurred. Estimated future site restoration and abandonment costs are charged to earnings at the rate of depletion and are included in accumulated depreciation, depletion and amortization. Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties. Gains or losses are recognized on the disposition of significant oil and natural gas properties.

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

Investment in land and revenue recognition
------------------------------------------

         The Company's investment in land is comprised of land under development and development rights under option. Land under development is carried at cost plus capitalized interest on its investment. Investment in land under development is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable. Development rights under option is reported at the lower of the asset carrying value or fair value, less cost to sell.

         Land sales for development rights under option as of September 30, 1997 are accounted for under the cost recovery method. Under the cost recovery method, no gain is recognized until cash received exceeds the cost and the estimated future costs related to the development rights sold. The balance sheet includes no cost for development rights under option and, accordingly, cash receipts, if any, in excess of costs will be reported as revenues. The Company's cost and capitalized interest for the land under development is included in the consolidated balance sheets under the caption "Investment in Land."

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

Long-Lived Assets
-----------------

         Long-lived assets other than oil and natural gas properties are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized. Such impairment loss is measured as the amount by which the carrying amount of the asset exceeds the discounted future cash flow of the asset. Long-lived assets to be disposed of are reported at the lower of the asset carrying value or fair value, less cost to sell.

Drilling rigs and other equipment
---------------------------------

         Drilling rigs and other equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives.

Inventories
-----------

         Inventories are comprised of drilling materials and are valued at the lower of weighted average cost or market value.

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

Foreign currency translation
----------------------------

         Assets and liabilities of foreign operations and subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders' equity account entitled "foreign currency translation adjustments." Operating results of foreign subsidiaries are translated at average exchange rates during the period. Foreign currency transaction losses amounting to $176,000 for fiscal 1995 are reflected in general and administrative expenses in the accompanying consolidated statements of operations; foreign currency transaction gains or losses were not material in fiscal years 1997 and 1996.

New Statements of Financial Accounting Standards
------------------------------------------------

         The Company applies the provisions of APB Opinion No. 25 in accounting for stock-based compensation and adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", effective October 1, 1996. Adoption of the fair value method of measuring stock-based compensation provisions of SFAS No. 123 would have had no impact on the Company's net earnings or earnings per share for the years ended September 30, 1997 and 1996.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. SFAS No. 128 requires the presentation of "Basic" earnings per share, representing income available to common shareholders divided by the weighted average number of common shares outstanding for the period, and "Diluted" earnings per share, which is similar to the current presentation of fully diluted earnings per share. SFAS No. 128 requires restatement of all prior period earnings per share data presented. The Company will adopt SFAS No. 128 in the first quarter of fiscal 1998. Management does not expect adoption of SFAS No. 128 to have a material impact on the Company's previously or currently reported earnings per share.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items currently recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires reclassification of financial statements presented for earlier periods. The Company will adopt the provisions of SFAS No. 130 in the first quarter of fiscal 1999. The Company conducts operations in Canada and the assets and liabilities and income and expense items of the foreign operations are translated at exchange rates in effect as of and for the period ending on the financial statement date. The resulting translation gains and losses are accounted for in a stockholders' equity account entitled "Foreign currency translation adjustments." Under SFAS No. 130, these foreign currency translation gains and losses will be included as a component of comprehensive income. Foreign currency fluctuations can occur rapidly and management expects that quarterly fluctuations will at times be material to comprehensive income. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

         In June 1997,  the FASB also issued SFAS No.  131,  "Disclosures  about
Segments of an Enterprise and Related Information." This statement provides guidance for public business enterprises in reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 131 in the first quarter of fiscal 1999. SFAS No. 131 requires restatement of comparative information presented for earlier periods.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. Significant assumptions are required in the valuation of proved oil and natural gas reserves, and such assumptions may impact the amount at which oil and natural gas properties are recorded.


3.       RECEIVABLES AND CONTRACT COSTS
         ------------------------------

         Accounts receivable, current, are net of allowances for doubtful accounts of $10,000 as of September 30, 1997 and 1996. Included in accounts receivable are contract retainage balances of $136,000 and $440,000 as of September 30, 1997 and 1996, respectively. These balances are expected to be collected within one year, specifically within 45 days after the related contracts have received final acceptance and approval.

         Costs and estimated earnings on uncompleted contracts are as follows:

                                                           September 30,
                                                   ----------------------------
                                                      1997              1996
                                                   ----------        ----------
Costs incurred on uncompleted contracts            $  877,000        $2,385,000
Estimated earnings                                    405,000         1,192,000
                                                   ----------        ----------
                                                    1,282,000         3,577,000
Less billings to date                               1,283,000         3,461,000
                                                   ----------        ----------
                                                   $   (1,000)       $  116,000
                                                   ==========        ==========

         Costs and estimated earnings on uncompleted contracts are included in the consolidated balance sheets under the following captions:

                                                           September 30,
                                                   ----------------------------
                                                      1997              1996
                                                   ----------        ----------

Costs and estimated earnings
  in excess of billings on uncompleted contracts   $   30,000        $  136,000
Billings in excess of costs
  and estimated earnings on uncompleted contracts     (31,000)          (20,000)
                                                   ----------        ----------
                                                   $   (1,000)       $  116,000
                                                   ==========        ==========

4.       INVESTMENTS IN EQUITY SECURITIES
         --------------------------------

         Included in other assets are available-for-sale equity securities. The following summarizes the aggregate market value, cost, gross unrealized holding gains and losses and income tax effect of available-for-sale securities:

                                                                 September 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
 Market value                                                $270,000  $240,000
 Cost                                                         254,000   258,000
                                                             --------  --------
 Gross unrealized holding
   gains (losses) before income tax effect                     16,000   (18,000)
 Income tax effect                                             (5,000)    6,000
                                                             --------  --------
 Unrealized holding gains (losses), net of
     income tax effect, included in stockholders' equity     $ 11,000  $(12,000)
                                                             ========  ========

5.       INVESTMENT IN LAND
         ------------------

         The Company owns a 50.1% controlling interest in Kaupulehu Developments, a Hawaii joint venture. Between 1986 and 1989, Kaupulehu Developments successfully obtained the state and county zoning changes necessary to permit development of the newly opened Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Course on land acquired from Kaupulehu Developments, a planned second golf course, and single and multiple family residential units. Kaupulehu Developments currently owns development rights in approximately 100 acres of residentially zoned leasehold land and leasehold rights in approximately 2,100 acres of land located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

         Kaupulehu Developments currently owns development rights in approximately 100 acres of leasehold land zoned for residential development in the vicinity of the Hualalai Golf Course. Kaupulehu Developments' residential development rights in these approximately 100 acres are under option to Hualalai Development Company, an affiliate of Kajima Corporation of Japan. If Hualalai Development Company exercises this option, the Company will receive $16,157,000 in connection with its 50.1% interest in Kaupulehu Developments. The option expires on December 31, 1999, unless 20% of the consideration is received on or before December 31, 1999; on April 30, 2003 unless 50% of the then remaining consideration is received on or before April 30, 2003 and the remainder of the option would then expire on April 30, 2007. There is no assurance that this option or any portion of it will be exercised.

         Kaupulehu Developments also holds leasehold rights in approximately 2,100 acres of land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu. Kaupulehu Developments is in the process of negotiating a revised development agreement and residential fee purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

         In June 1996, the State Land Use Commission ("LUC") approved Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of the 2,100 acres of land into the Urban District for resort/residential development. Subsequent to the LUC's approval, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the LUC's decision. The Third Circuit Court of the State of Hawaii upheld the Land Use Commission's approval of Kaupulehu Developments' rezoning request in all respects in a Decision and Order issued in August 1997. In November 1997, a notice of appeal was filed with the Supreme Court of the State of Hawaii by parties seeking to reverse the Third Circuit Court's decision. In addition to State of Hawaii approvals, Kaupulehu Developments must also obtain an additional series of approvals from the County of Hawaii; there is no assurance that these approvals will be forthcoming at any time.

     Costs related to the rezoning of the conservation land are capitalized and included in the consolidated balance sheets under the caption, "Investment in land."

6.       LONG-TERM DEBT
         --------------

         The Company has a credit facility at the Royal Bank of Canada, a Canadian bank, for $19,000,000 Canadian dollars, or its U.S. dollar equivalent of approximately $13,800,000 at September 30, 1997. Borrowings under this facility were $9,100,000 at September 30, 1997 and 1996, and are included in long-term debt. At September 30, 1997, the Company had unused credit available under this facility of approximately $4,700,000.

         The facility is available in U.S. dollars at the London Interbank Offer Rate ("LIBOR") plus 3/4%, at U.S. prime plus 1/2%, or in Canadian dollars at Canadian prime plus 1/2%. Under the financing agreement, the facility is reviewed annually, with the next review planned for February 1998. Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a 5-year term loan by the bank. If the facility is converted to a 5-year term loan, the Company has agreed to the following repayment schedule of the then outstanding loan balance: year 1-30%; year 2-27%; year 3-16%; year 4-14% and year 5-13%.

         The Company has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan. During the year ended September 30, 1997, the Company paid interest at rates ranging from 6.13% to 6.44%. At September 30, 1997, the rate was 6.44%. The facility is collateralized by the Company's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties. The facility is reviewed annually with a primary focus on the future cash flows that will be generated by the Company's Canadian oil and natural gas properties. No compensating bank balances are required on any of the Company's indebtedness.

         In June 1995, the Company issued $2,000,000 of convertible notes due July 1, 2003. $400,000 of such notes were purchased by Mr. Morton H. Kinzler, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, $200,000 were purchased by Mr. Martin Anderson, a director, $200,000 were purchased by Dr. Joseph E. Magaro, a 15.9% shareholder of the Company, $100,000 were purchased by Dr. R. David Sudarsky, a 9.2% shareholder of the Company, and $1,000,000 were purchased by Ingalls and Snyder Value Partners, L.P., an affiliate of a 7.5% shareholder of the Company. The notes are payable in 20 consecutive equal quarterly installments beginning in October 1998. Interest is payable quarterly at a rate to be adjusted quarterly to the greater of 10% per annum or 1% over the prime rate of interest. The Company paid interest on these convertible notes at the rate of 10% per annum throughout fiscal 1997 and 1996. The notes are unsecured and convertible at any time at the holder's option into shares of the Company's common stock at a price of $20.00 per share, subject to adjustment for certain events including a stock split of, or stock dividend on, the Company's common stock. The notes are redeemable, at the option of the Company, at any time at premiums declining 1% annually from 5% of the principal amount of the notes at July 1, 1997. These notes, amounting to $2,000,000 at September 30, 1997 and 1996, are included in long-term debt.

         At September 30, 1997, the maturities of long-term debt by fiscal year, exclusive of the credit facility with the Canadian bank, are as follows:

                    1998                   $    -
                    1999                      400,000
                    2000                      400,000
                    2001                      400,000
                    2002                      400,000
                    Thereafter                400,000
                                           ----------
                                           $2,000,000
                                           ==========

         The Company capitalizes interest costs related to its investment in land and to its investment in undeveloped natural gas and oil leases in the Central Basin in Michigan not subject to current amortization. Interest costs for the years ended September 30, 1997, 1996 and 1995 are summarized as follows:

                                          1997        1996        1995
                                       ---------    ---------    ---------
Interest costs incurred                $ 793,000    $ 794,000    $ 769,000
Less interest costs capitalized on:
   Investment in land                    120,000       87,000       13,000
   Investment in natural gas and oil      49,000         -            -
                                       ---------    ---------    ---------
Interest expense                       $ 624,000    $ 707,000    $ 756,000
                                       =========    =========    =========


7.       TAXES ON INCOME
         ---------------

         The components of earnings/(loss) before income taxes are as follows:

                                              Year ended September 30,
                                      -----------------------------------------
                                         1997            1996            1995
                                      -----------    -----------    -----------

United States                         $(1,662,000)   $(1,200,000)   $(1,444,000)
Canadian                                4,440,000      3,308,000      2,786,000
                                      -----------    -----------    -----------

                                      $ 2,778,000    $ 2,108,000    $ 1,342,000
                                      ===========    ===========    ===========

         The components of the provision for income taxes related to the above earnings/(loss) are as follows:


                                              Year ended September 30,
                                      -----------------------------------------
                                         1997            1996           1995
                                      -----------    -----------     ----------
Current:
  United States - Federal             $   51,000     $   (67,000)    $1,069,000
  United States - State and local        (51,000)        (51,000)       241,000
                                      ----------     -----------     ----------
    United States - total                   -           (118,000)     1,310,000

  Canadian                               842,000         759,000        904,000
                                      ----------     -----------     ----------
    Total current                        842,000         641,000      2,214,000
                                      ----------     -----------     ----------


Deferred:
  United States                           40,000          56,000     (1,420,000)
  Canadian                               846,000         181,000       (102,000)
                                      ----------     -----------     ----------
    Total deferred                       886,000         237,000     (1,522,000)
                                      ----------     -----------     ----------
                                      $1,728,000     $   878,000     $  692,000
                                      ==========     ===========     ===========

         In November 1995, officials of the U.S. and Canada ratified a new agreement amending the Canada-U.S. Tax Treaty that reduced the Canadian Branch tax. This change resulted in the recognition of a deferred Canadian income tax benefit of $290,000 in the year ended September 30, 1996.

         For fiscal 1997 and 1996, $11,000 and $27,000, respectively, of deferred income taxes related to changes in the unrealized holding gain or loss on available for sale securities were reflected as a charge to stockholders' equity. For fiscal 1995, $42,000 of deferred income taxes related to changes in the unrealized holding gain or loss on available for sale securities were reflected as a credit to stockholders' equity.

         A reconciliation between the reported provision for income taxes and the amount computed by multiplying the earnings before income taxes by the United States federal tax rate is as follows:

                                                 Year ended September 30,
                                          --------------------------------------
                                              1997         1996          1995
                                          -----------    ---------    ----------
Tax computed by applying statutory rate $ 972,000 $ 738,000 $ 470,000 Effect of foreign tax
  provision on the total tax provision        783,000      492,000       206,000
Effect on deferred income
  tax assets and liabilities of
  reduction in Canadian Branch tax rate          -        (290,000)         -
Other                                         (27,000)     (62,000)       16,000
                                          -----------    ---------    ----------
                                          $ 1,728,000    $ 878,000    $  692,000
                                          ===========    =========    ==========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1997 and 1996 are as follows:

Deferred income tax assets:                             1997          1996
                                                    -----------    -----------
  U.S. tax effect of deferred Canadian taxes        $ 2,335,000    $ 2,073,000
  Tax basis in land in excess of book basis           1,075,000      1,092,000
  Foreign tax credit carryforward                       211,000        214,000
  Write-off of asset not deducted for tax               148,000        148,000
  Other                                                 616,000        601,000
                                                    -----------    -----------
    Total gross deferred tax assets                   4,385,000      4,128,000
    Less-valuation allowance                         (2,601,000)    (2,408,000)
                                                    -----------    -----------
  Net deferred income tax assets                      1,784,000      1,720,000
                                                    -----------    -----------

Deferred income tax liabilities:
  Property and equipment accumulated tax
    depreciation and depletion in excess of book     (6,869,000)    (6,098,000)
  Other                                                (616,000)      (512,000)
                                                    -----------    -----------
  Total deferred income tax liabilities              (7,485,000)    (6,610,000)
                                                    -----------    -----------

Net deferred income tax liability                   $(5,701,000)   $(4,890,000)
                                                    ===========    ===========

         The total valuation allowance increased $193,000 and $40,000 for the years ended September 30, 1997 and 1996, respectively. The increase for the year ended September 30, 1997 relates primarily to United States tax deductions for the payment of deferred Canadian taxes for which it is more likely than not that some portion or all of such Canadian taxes cannot be utilized to reduce the Company's U.S. tax obligation. The increase for the year ended September 30, 1996 relates primarily to state of Hawaii net operating loss carryforwards which are more likely than not to expire before utilization. Net operating loss carryforwards for state of Hawaii tax purposes were approximately $3,600,000 at September 30, 1997, expiring between fiscal years 2000 and 2012.

         A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has established a valuation allowance for Canadian tax deductions, foreign tax credits and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. earnings will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes. Net deferred tax assets will primarily be realized through the deduction of the cost basis in investment in land against proceeds from investment in land for tax purposes. Under the cost recovery accounting method, this cost basis has already been expensed for book purposes. The amount of deferred income tax assets considered realizable may be reduced in the near term if estimates of future taxable income are reduced.


8.       PENSION PLAN
         ------------

         The Company sponsors a noncontributory defined benefit pension plan covering substantially all employees, with benefits based on years of service and the employee's highest consecutive five-year average earnings. The Company's funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future. The plan assets at September 30, 1997 are invested as follows: 56% listed government mortgages and 44% common stocks.

         The funded status of the pension plan and the amounts recognized in the consolidated financial statements are as follows:

                                                              September 30,
                                                       ------------------------
                                                           1997        1996
                                                       -----------  -----------
Actuarial present value of benefit obligations:
  Vested                                               $ 1,462,000  $ 1,369,000
                                                       ===========  ===========

  Accumulated benefit obligation                       $ 1,513,000  $ 1,422,000
                                                       ===========  ===========

Projected benefit obligation                           $(1,950,000) $(1,812,000)

Plan assets at fair value                                2,171,000    1,928,000
                                                       -----------  -----------

Plan assets greater than projected benefit obligation      221,000      116,000

Unrecognized net gain                                     (332,000)    (175,000)

Unrecognized prior service cost                             46,000       51,000

Unrecognized net transition asset                           (4,000)      (5,000)
                                                       -----------  -----------
      Net pension liability                            $   (69,000) $   (13,000)
                                                       ===========  ===========

         As of September 30, 1997 and 1996, the discount rate utilized in determining the actuarial present value of the projected benefit obligation was 7.5%.

         Net pension cost is comprised of the following components and actuarial assumptions:

                                                    Year ended September 30,
                                                -------------------------------
                                                  1997        1996       1995
                                                --------    --------   --------
Service cost, benefits earned during the year   $ 64,000    $ 61,000   $ 38,000
Interest cost on projected benefit obligation    136,000     130,000    126,000
Actual return on plan assets                    (381,000)   (151,000)  (217,000)
Net amortization and deferral                    238,000      13,000     90,000
                                                --------    --------   --------

Net pension cost                                $ 57,000    $ 53,000   $ 37,000
                                                ========    ========   ========

Assumed rate of increase in future
  compensation levels                               6.0%        6.0%       6.0%
                                                   =====       =====       ====
Expected long-term rate of return on assets         8.0%        8.0%       8.0%
                                                   =====       =====       ====


9.       STOCK OPTIONS
         -------------

         The Company has outstanding stock options under a qualified plan which expired in November 1991. Under this plan, options to purchase a maximum of 120,000 shares of the Company's common stock could be granted to officers and key employees of the Company and its subsidiaries at prices not less than 100% of the fair market value at the date of the option grant. Options granted under this plan became exercisable 25% annually beginning one year from the date of grant and expire five or ten years from the date of grant.

         In March 1995, the Company granted 20,000 stock options to an officer of the Company under a non-qualified plan at a purchase price of $19.625 per share (market price on date of grant), with 4,000 of such options vesting annually commencing one year from the date of grant. These options have stock appreciation rights which permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. The options expire ten years from the date of grant.

         The Company applies the provisions of APB Opinion No. 25 in accounting for stock-based compensation and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), effective October 1, 1996. Adoption of the fair value method of measuring stock-based compensation provisions of SFAS No. 123 would have had no impact on the Company's net earnings or earnings per share for the years ended September 30, 1997 and 1996.

         There were no stock option transactions during the years ended September 30, 1997 and 1996.

         Stock options at September 30, 1997 were as follows:

                              Number of options
                         ---------------------------
      Per share price    Outstanding     Exercisable      Expiration Date
      ---------------    -----------     -----------      ---------------

         $13.625             14,000          14,000       December 1998
         $19.625             20,000           8,000       March 2000
         $22.250             10,000          10,000       May 1999
                             ------          ------

           Total             44,000          32,000
                             ======          ======
 Weighted average
   exercise price            $18.31          $17.82
                             ======          ======


         Stock options at September 30, 1996 were as follows:

                             Number of options
                         ---------------------------
      Per share price    Outstanding     Exercisable      Expiration Date
      ---------------    -----------     -----------      ---------------

         $13.625             14,000          14,000       December 1998
         $19.625             20,000           4,000       March 2000
         $22.250             10,000          10,000       May 1999
                             ------          ------

           Total             44,000          28,000
                             ======          ======
        Weighted average
          exercise price     $18.31          $17.56
                             ======          ======

         Privately negotiated repurchases of common stock may be made if suitable opportunities become available. At September 30, 1997, the Company could purchase an additional 19,800 shares under a March 1991 stock repurchase authorization.


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

         The Company is contingently liable for the repayment of loans under a $750,000 loan facility, granted by a bank, to three participants in one of the Company's oil and natural gas ventures. At September 30, 1997, the loan balance was $337,000, $100,000 of which is to an affiliate of the Company. The three participants' interests in the venture are pledged as collateral to secure repayment of the loans. The Company believes the value of the collateral is significantly in excess of the loan balances.

         The Company has committed to construct $200,000 of improvements at its yard at Sand Island on Oahu, Hawaii, by September 1998.

         The Company has several operating leases for office space. Rental expense was $397,000 in 1997, $398,000 in 1996, and $392,000 in 1995. The
Company is committed under several non-cancelable operating leases for office and other space with minimum rental payments summarized by fiscal year as follows: 1998 - $402,000, 1999 - $389,000, 2000 - $387,000, 2001 - $342,000,
2002 - $338,000 and thereafter an aggregate of $1,888,000.

11.      SEGMENT AND GEOGRAPHIC INFORMATION
         ----------------------------------

     The Company operates in three industries: oil and natural gas exploration, development and production, contract drilling and land investment.


                                                    Year ended September 30,
                                            ---------------------------------------
                                               1997           1996          1995
Revenues:                                   ----------    -----------   -----------
   Oil and natural gas                     $11,520,000    $10,660,000   $10,520,000
   Contract drilling                         2,160,000      2,650,000     3,770,000
   Other                                       873,000        717,000       420,000
                                           -----------    -----------   -----------

   Total                                   $14,553,000    $14,027,000   $14,710,000
                                           ===========    ===========   ===========

Depreciation, depletion and amortization:
   Oil and natural gas                     $ 2,761,000    $ 2,658,000   $ 2,658,000
   Contract drilling                            93,000        172,000       317,000
   Other                                       190,000        130,000       128,000
                                           -----------    -----------   -----------

   Total                                   $ 3,044,000    $ 2,960,000   $ 3,103,000
                                           ===========    ===========   ===========

Capital expenditures:
   Oil and natural gas                     $ 6,477,000    $ 5,049,000   $ 3,434,000
   Contract drilling                           189,000         53,000        83,000
   Land investment                             733,000        646,000       293,000
   Other                                        97,000        219,000       120,000
                                           -----------    -----------   -----------

   Total                                   $ 7,496,000    $ 5,967,000   $ 3,930,000
                                           ===========    ===========   ===========

Operating profit (before general
   and administrative expenses):
   Oil and natural gas                     $ 5,433,000    $ 4,596,000   $ 4,489,000
   Contract drilling                           217,000        593,000       563,000
   Other                                       683,000        587,000       292,000
                                           -----------    -----------   -----------

   Total                                     6,333,000      5,776,000     5,344,000

      General and administrative expenses   (3,208,000)    (3,114,000)   (3,772,000)
      Interest expense                        (624,000)      (707,000)     (756,000)
      Interest income                          277,000        153,000       240,000
      Minority interest in losses                -              -           286,000
                                           -----------    -----------   -----------

        Earnings before income taxes       $ 2,778,000    $ 2,108,000   $ 1,342,000
                                           ===========    ===========   ===========

         Depletion per 1,000 cubic feet of natural gas (MCF) and natural gas equivalent was $0.46 in fiscal 1997, $0.44 in fiscal 1996 and $0.40 in fiscal 1995. The increases in the per unit rate were due to increasingly higher finding costs.




                                                          September 30,
                                 ------------------------------------------------------------
ASSETS BY SEGMENT:                      1997                1996                  1995
------------------               ------------------   ------------------   ------------------
  Oil and natural gas:
    Canada (1)                   $23,220,000    68%   $22,003,000    71%   $20,470,000    71%
    United States (2)              1,878,000     5%       619,000     2%       448,000     2%
                                 -----------   ----   -----------   ----   -----------   ----
    Total oil and natural gas     25,098,000    73%    22,622,000    73%    20,918,000    73%
  Contract drilling (3)            1,700,000     5%     1,911,000     6%     2,461,000     9%
  Land investment (3)              1,848,000     5%     1,115,000     4%       648,000     2%
  Other:
    Cash                           4,402,000    13%     3,553,000    12%     2,976,000    10%
    Corporate and other            1,350,000     4%     1,579,000     5%     1,777,000     6%
                                 -----------   ----   -----------   ----   -----------   ----

Total                            $34,398,000   100%   $30,780,000   100%   $28,780,000   100%
                                 ===========   ====   ===========   ====   ===========   ====

(1)  Primarily located in the Province of Alberta, Canada.
(2)  Located in Michigan, North Dakota and Louisiana.
(3)  Located in Hawaii.

ASSETS BY GEOGRAPHIC AREA:
--------------------------
                                                          September 30,
                                 ------------------------------------------------------------
                                        1997                1996                  1995
                                 ------------------   ------------------   ------------------
United States                    $ 9,166,000    27%    $ 6,880,000    22%   $ 6,308,000    22%
Canada                            25,232,000    73%     23,900,000    78%    22,472,000    78%
                                 -----------   ----   ------------   ----   -----------   ----

Total                            $34,398,000   100%    $30,780,000   100%   $28,780,000   100%
                                 ===========   ====   ============   ====   ===========   ====


CAPITAL EXPENDITURES BY GEOGRAPHIC AREA:
----------------------------------------
                                                   Year ended September 30,
                                 ------------------------------------------------------------
                                        1997                1996                  1995
                                 ------------------   ------------------   ------------------
United States                    $ 2,739,000    37%   $ 1,100,000    18%   $   780,000    20%
Canada                             4,757,000    63%     4,867,000    82%     3,150,000    80%
                                 -----------   ----   -----------   ----   -----------   ----

Total                            $ 7,496,000   100%   $ 5,967,000   100%   $ 3,930,000   100%
                                 ===========   ====   ===========   ====   ===========   ====


OPERATIONS BY GEOGRAPHIC AREA:
------------------------------

                                                 Year ended September 30,
                                         --------------------------------------
                                            1997         1996          1995
                                         ----------   -----------   -----------
Revenue:
   United States                        $ 2,373,000   $ 2,938,000   $ 3,965,000
   Canada                                12,180,000    11,089,000    10,745,000
                                        -----------   -----------   -----------

   Total                                $14,553,000   $14,027,000   $14,710,000
                                        ===========   ===========   ===========

Depreciation,
  depletion, and amortization:
   United States                        $   703,000   $   404,000   $   448,000
   Canada                                 2,341,000     2,556,000     2,655,000
                                        -----------   -----------   -----------

   Total                                $ 3,044,000   $ 2,960,000   $ 3,103,000
                                        ===========   ===========   ===========

Operating profit (loss)(before
 general and administrative expenses):
   United States                        $  (238,000)  $   592,000   $   613,000
   Canada                                 6,571,000     5,184,000     4,731,000
                                        -----------   -----------   -----------

   Total                                $ 6,333,000   $ 5,776,000   $ 5,344,000
                                        ===========   ===========   ===========


12.      FAIR VALUE OF FINANCIAL INSTRUMENTS
         -----------------------------------

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


13.      CONCENTRATIONS OF CREDIT RISK
         -----------------------------

         The Company's oil and natural gas segment derived 19%, 19% and 15% of its oil and natural gas revenues in fiscal 1997, 1996 and 1995, respectively, from one company. At September 30, 1997, the Company had a receivable from the aforementioned company of approximately $177,000.

         The Company's contract drilling subsidiary derived 73%, 42% and 28% of its contract drilling revenues in fiscal 1997, 1996, and 1995, respectively, pursuant to State of Hawaii and local county contracts. At September 30, 1997, the Company had accounts receivable from the State of Hawaii and local county entities totaling approximately $396,000. The Company has lien rights on contracts with the State of Hawaii and local county entities.

         Historically, the Company has not incurred any significant credit related losses on its trade receivables, and management does not believe significant credit risk related to these trade receivables exists at September 30, 1997.

14.      SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION
         -------------------------------------------------

         The  following  details  the effect of  changes  in current  assets and
liabilities  on  the  consolidated   statements  of  cash  flows,  and  presents
supplemental cash flow information:

                                                            Year ended September 30,
                                                   ----------------------------------------
                                                      1997           1996           1995
                                                   -----------    -----------    ----------
Increase (decrease) from changes in:
   Proceeds from sale of trading securities        $     -        $     -        $  958,000
   Receivables                                         167,000        593,000       131,000
   Costs and estimated earnings in excess
     of billings on uncompleted contracts              106,000        (23,000)       85,000
   Inventories                                         (15,000)        43,000         7,000
   Other current assets                                 17,000        (68,000)       62,000
   Accounts payable                                  1,510,000        645,000      (457,000)
   Accrued expenses                                    539,000         67,000      (272,000)
   Billings in excess of costs and
     estimated earnings on uncompleted
     contracts                                          11,000       (416,000)      185,000
   Payable to joint interest owners                    289,000        274,000       118,000
   Income taxes payable                               (155,000)       158,000      (838,000)
                                                   -----------    -----------    ----------
     Increase (decrease) from changes
       in current assets and liabilities           $ 2,469,000    $ 1,273,000    $  (21,000)
                                                   ===========    ===========    ==========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
  Interest (net of amounts capitalized)            $   636,000    $   740,000    $   764,000
                                                   ===========    ===========    ===========

  Income taxes                                     $ 1,146,000    $   614,000    $ 3,288,000
                                                   ===========    ===========    ===========


15.      SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)
         ---------------------------------------------------------

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


(A)      Oil and Natural Gas Reserves
         ----------------------------

         The following table, based on information prepared by independent petroleum engineers, Paddock Lindstrom and Associates, Ltd., summarizes changes in the estimates of the Company's net interests in total proved developed reserves of crude oil and condensate and natural gas ("MCF" means 1,000 cubic feet of natural gas) which are substantially all in Canada:

                                                       OIL              GAS
Proved developed reserves:                          (Barrels)          (MCF)
                                                    ---------       ----------

Balance at September 30, 1994                       2,427,000       51,850,000

  Revisions of previous estimates                     101,000        1,356,000
  Extensions, discoveries and other additions          97,000        1,041,000
  Less production                                    (296,000)      (4,916,000)
  Sales of reserves in place                          (33,000)      (2,585,000)
                                                    ---------       ----------

Balance at September 30, 1995                       2,296,000       46,746,000

  Revisions of previous estimates                     252,000        1,357,000
  Extensions, discoveries and other additions         116,000        2,852,000
  Less production                                    (279,000)      (4,347,000)
  Sales of reserves in place                          (11,000)        (356,000)
                                                    ---------       ----------

Balance at September 30, 1996                       2,374,000       46,252,000

  Revisions of previous estimates                     169,000          761,000
  Extensions, discoveries and other additions         339,000        1,786,000
  Less production                                    (264,000)      (3,852,000)
  Sales of reserves in place                           (5,000)        (996,000)
                                                    ---------       ----------

Balance at September 30, 1997                       2,613,000       43,951,000
                                                    =========       ==========

                                                       OIL              GAS
Proved developed producing reserves at:             (Barrels)          (MCF)
                                                    ---------       ----------

September 30, 1994                                  2,133,000       34,624,000
                                                    =========       ==========
September 30, 1995                                  2,025,000       31,700,000
                                                    =========       ==========
September 30, 1996                                  2,108,000       33,096,000
                                                    =========       ==========
September 30, 1997                                  2,087,000       29,483,000
                                                    =========       ==========

     Included in the above tables are proved developed producing reserves in the U.S. of 33,000 barrels of oil and 120,000 MCF of natural gas at September 30, 1997, and 50,000 barrels of oil and 39,000 MCF of natural gas at September 30, 1996.

(B)      Capitalized Costs Relating to Oil and Natural Gas Producing Activities
         ----------------------------------------------------------------------

                                                       September 30,
                        ----------------------------------------------------------------------
                                            1997                        1996           1995
                        ----------------------------------------    -----------    -----------

                                         United
                        Canadian         States         Total
                       -----------    -----------    -----------
Proved properties      $43,221,000    $ 1,148,000    $44,369,000    $39,496,000    $35,438,000

Unproved properties      1,006,000      1,399,000      2,405,000      2,401,000      2,361,000
                       -----------    -----------    -----------    -----------    -----------

Total
  capitalized costs     44,227,000      2,547,000     46,774,000     41,897,000     37,799,000

Accumulated depletion
  and depreciation      22,837,000        644,000     23,481,000     21,033,000     18,644,000
                       -----------    -----------    -----------    -----------    -----------


Net capitalized costs  $21,390,000    $ 1,903,000    $23,293,000    $20,864,000    $19,155,000
                       ===========    ===========    ===========    ===========    ===========

As of September 30, 1996 and 1995, U.S. capitalized costs totaled $823,000 and $448,000, respectively.


(C)      Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration
         -----------------------------------------------------------------------
         and Development
         ---------------

                                     Year ended September 30,
                            -----------------------------------------------
                               1997             1996                1995
                            ----------        ----------         ----------
Acquisition of properties:
  Unproved -
    Canadian                $  258,000        $  414,000         $  120,000
    United States            1,100,000           115,000             56,000
                            ----------        ----------         ----------
                            $1,358,000        $  529,000         $  176,000
                            ==========        ==========         ==========

  Proved -
    Canadian                $  316,000        $   94,000         $  152,000
    United States                -                30,000              -
                            ----------        ----------         ----------
                            $  316,000        $  124,000         $  152,000
                            ==========        ==========         ==========

Exploration costs:
  Canadian                  $  936,000        $  972,000         $  117,000
  United States                279,000            85,000            156,000
                            ----------        ----------         ----------
                            $1,215,000        $1,057,000         $  273,000
                            ==========        ==========         ==========

Development costs:
  Canadian                  $3,217,000        $3,189,000         $2,699,000
  United States                371,000           150,000            134,000
                            ----------        ----------         ----------
                            $3,588,000        $3,339,000         $2,833,000
                            ==========        ==========         ==========


(D)      The Results of Operations of Barnwell's Oil and Natural Gas Producing
         ---------------------------------------------------------------------
         Activities
         ----------
                                         Year ended September 30,
                               -----------------------------------------
                                  1997           1996           1995
                               -----------    -----------    -----------

Gross revenues:
   United States               $   210,000    $   266,000    $   160,000
   Canada                       13,110,000     11,535,000     11,207,000
                                ----------    -----------    -----------
Total gross revenues            13,320,000     11,801,000     11,367,000

Royalties, net of credit         1,800,000      1,141,000        847,000
                               -----------    -----------    -----------

Net revenues                    11,520,000     10,660,000     10,520,000

Production costs                 3,326,000      3,406,000      3,373,000

Depletion and depreciation       2,761,000      2,658,000      2,658,000
                               -----------    -----------    -----------

Pre-tax results of operations    5,433,000      4,596,000      4,489,000

Estimated income tax expense     2,760,000      2,441,000      2,338,000
                               -----------    -----------    -----------

Results of operations          $ 2,673,000    $ 2,155,000    $ 2,151,000
                               ===========    ===========    ===========

(E)      Standardized Measure, Including Year-to-Year Changes Therein, of
         ----------------------------------------------------------------
         Discounted Future Net Cash Flows
         --------------------------------

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

Standardized Measure of Discounted Future Net Cash Flows
--------------------------------------------------------

                                                  As of September 30,
                                   --------------------------------------------
                                      1997             1996            1995
                                   ------------    ------------    ------------

Future cash inflows                $106,086,000    $ 91,916,000    $ 74,143,000

Future production costs             (36,965,000)    (24,466,000)    (25,690,000)

Future development costs             (1,980,000)     (1,447,000)     (2,289,000)
                                   ------------    ------------    ------------

Future net cash
  flows before income taxes          67,141,000      66,003,000      46,164,000

Future income tax expenses          (21,369,000)    (20,424,000)    (12,341,000)
                                   ------------    ------------    ------------

Future net cash flows                45,772,000      45,579,000      33,823,000

10% annual discount
  for timing of cash flows          (17,790,000)    (18,485,000)    (13,473,000)
                                   ------------    ------------    ------------

Standardized measure of
  discounted future net cash flows $ 27,982,000    $ 27,094,000    $ 20,350,000
                                   ============    ============    ============


Changes in the Standardized Measure of Discounted Future Net Cash Flows
-----------------------------------------------------------------------

                                              Year ended September 30,
                                      ---------------------------------------
                                         1997          1996          1995
                                      -----------   -----------   -----------

Beginning of year                     $27,094,000   $20,350,000   $31,262,000
                                      -----------   -----------   -----------

Sales of oil and natural gas
  produced, net of production costs    (8,194,000)   (7,254,000)   (7,147,000)

Net changes in prices and
  production costs, net of
  royalties and wellhead taxes          3,233,000    15,257,000   (13,335,000)

Extensions and discoveries              3,921,000     2,173,000       941,000

Sales of reserves in place               (970,000)     (415,000)     (482,000)

Revisions of previous
  quantity estimates                    1,937,000       366,000        63,000

Net change in Canadian
  dollar translation rate                (362,000)     (290,000)     (144,000)

Changes in the timing of
  future production and other            (860,000)     (346,000)     (604,000)

Net change in income taxes               (491,000)   (4,896,000)    6,413,000

Accretion of discount                   2,674,000     2,149,000     3,383,000
                                      -----------   -----------   -----------

Net change                                888,000     6,744,000   (10,912,000)
                                      -----------   -----------   -----------

End of year                           $27,982,000   $27,094,000   $20,350,000
                                      ===========   ===========   ===========


Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         -------------------------------------------------------------
           Compliance With Section 16(a) of the Exchange Act
           -------------------------------------------------

Item 10. Executive Compensation
         ----------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

         Items 9, 10, 11, and 12 are omitted pursuant to General Instructions E(3) of Form 10-KSB, since the Registrant will file its definitive proxy statement for the 1998 Annual Meeting of Stockholders not later than 120 days after the close of its fiscal year ended September 30, 1997, which proxy statement is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K
         --------------------------------

  (A)    1.       Financial Statements

  The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 7:

         Independent Auditors' Report - KPMG Peat Marwick LLP

         Consolidated Balance Sheets - September 30, 1997 and 1996

         Consolidated Statements of Operations -
            for the three years ended September 30, 1997

         Consolidated Statements of Cash Flows -
            for the three years ended September 30, 1997

         Consolidated Statements of Stockholders' Equity - for the three years ended September 30, 1997

         Notes to Consolidated Financial Statements

         2.       Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts and Reserves

    All other schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

  (B) Reports on Form 8-K

    There were no reports on Form 8-K filed during the three months ended September 30, 1997.

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

      No. 21         Subsidiaries of the Registrant.




                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 Balance at    Additions                      Balance
                                 beginning    charged to                      at end
                                  of year      expense     Deductions         of year
                                 ----------   ----------   ----------        --------
YEAR ENDED SEPTEMBER 30, 1997:

Allowance for doubtful
  accounts - accounts
  receivable                     $   10,000   $    -       $    -            $ 10,000

Allowance for doubtful
  accounts - long-term notes
  receivable                          -            -            -                -
                                 ----------   ----------   ----------        --------
Total allowance for doubtful
  accounts                       $   10,000   $    -       $    -            $ 10,000
                                 ==========   ==========   ==========        ========

YEAR ENDED SEPTEMBER 30, 1996:

Allowance for doubtful
  accounts - accounts
  receivable                     $   64,000   $    -       $   54,000  (1)   $ 10,000

Allowance for doubtful
  accounts - long-term notes
  receivable                        267,000        -          267,000  (2)       -

                                 ----------   ----------   ----------        --------
Total allowance for doubtful
  accounts                       $  331,000   $    -       $  321,000        $ 10,000
                                 ==========   ==========   ==========        ========

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



                            BARNWELL INDUSTRIES, INC.
                                  (Registrant)




                             /s/ Russell M. Gifford
                             By: Russell M. Gifford
                                 Chief Financial Officer,
                                 Vice President and
                                 Treasurer


Date:    December 4, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.




/s/ Morton H. Kinzler
MORTON H. KINZLER
Chief Executive Officer,
President and Director


Date:    December 4, 1997



/s/ Martin Anderson                                /s/ Alan D. Hunter
MARTIN ANDERSON, Director                          ALAN D. HUNTER, Director
Date:  December 5, 1997                            Date:  December 5, 1997



                                                   /s/ Daniel Jacobson
H. WHITNEY BOGGS, JR., Director                    DANIEL JACOBSON, Director
                                                   Date:  December 4, 1997



/s/ Barry E. Emes
BARRY E. EMES, Director                            WILLIAM C. WARREN, Director
Date:  December 4, 1997



/s/ Erik Hazelhoff-Roelfzema                       /s/ Glenn Yago
ERIK HAZELHOFF-ROELFZEMA, Director                 GLENN YAGO, Director
Date:  December 5, 1997                            Date:  December 4, 1997



/s/ Murray C. Gardner
MURRAY C. GARDNER, Director
Date:  December 5, 1997