Form 10QSB
period 1997-12-31
BARNWELL INDUSTRIES INC
filed 1998-02-12
CIK 10048

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     X     Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
    ---    Exchange Act of 1934

           For the quarterly period ended December 31, 1997

    --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          Commission File Number 1-5103

                            BARNWELL INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                                 72-0496921
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             1100 Alakea Street, Suite 2900, Honolulu, Hawaii   96813
                   (Address of principal executive offices) (Zip code)

                                 (808) 531-8400
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X       No
                                    ---           ---

As of February 5, 1998 there were 1,322,052 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes           No    X
                                                      ---          ---

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         December 31, 1997 and September 30, 1997 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings three months ended December 31, 1997 and 1996 (Unaudited)

         Condensed Consolidated Statements of Cash Flows three months ended December 31, 1997 and 1996 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                          (Unaudited, see Note A below)

                                                        December 31,   September 30,
ASSETS                                                      1997           1997
------                                                  ------------   -------------

CURRENT ASSETS:
  Cash                                                  $  2,270,000     $ 4,402,000
  Accounts receivable                                      1,458,000       2,065,000
  Other current assets                                       798,000         485,000
                                                        ------------     -----------
    TOTAL CURRENT ASSETS                                   4,526,000       6,952,000
                                                        ------------     -----------

INVESTMENT IN LAND                                         2,007,000       1,848,000
                                                        ------------     -----------

OTHER ASSETS                                                 480,000         491,000
                                                        ------------     -----------

NET PROPERTY AND EQUIPMENT                                25,227,000      25,107,000
                                                        ------------     -----------

    TOTAL ASSETS                                        $ 32,240,000     $34,398,000
                                                        ============     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                      $  1,673,000     $ 3,180,000
  Accrued expenses                                         1,005,000       1,213,000
  Other current liabilities                                  955,000         954,000
                                                        ------------     -----------
    TOTAL CURRENT LIABILITIES                              3,633,000       5,347,000
                                                        ------------     -----------

LONG-TERM DEBT                                            11,000,000      11,100,000
                                                        ------------     -----------

DEFERRED INCOME TAXES                                      5,711,000       5,801,000
                                                        ------------     -----------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.50 a share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                                 821,000         821,000
  Additional paid-in capital                               3,103,000       3,103,000
  Retained earnings                                       15,291,000      15,171,000
  Foreign currency translation adjustments and other      (2,614,000)     (2,240,000)
  Treasury stock, at cost, 320,745 shares                 (4,705,000)     (4,705,000)
                                                        ------------     -----------
    TOTAL STOCKHOLDERS' EQUITY                            11,896,000      12,150,000
                                                        ------------     -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 32,240,000     $34,398,000
                                                        ============     ===========



Note A: The condensed consolidated balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

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

                                                      Three months ended
                                                         December 31,
                                                 -----------------------------
                                                     1997             1996
                                                 ------------     ------------

Revenues:
  Oil and natural gas                            $  2,930,000     $  3,040,000
  Contract drilling                                   180,000          510,000
  Gas processing and other                            260,000          360,000
                                                 ------------     ------------

                                                    3,370,000        3,910,000
                                                 ------------     ------------
Costs and expenses:
  Oil and natural gas operating                       808,000          880,000
  Contract drilling operating                         259,000          399,000
  General and administrative                          792,000          831,000
  Depreciation, depletion and amortization            796,000          828,000
  Interest expense                                    157,000          182,000
                                                 ------------     ------------

                                                    2,812,000        3,120,000
                                                 ------------     ------------

Earnings before income taxes                          558,000          790,000

Income tax provision                                  438,000          370,000
                                                 ------------     ------------

NET EARNINGS                                          120,000          420,000

Retained earnings - beginning of period            15,171,000       14,121,000
                                                 ------------     ------------

Retained earnings - end of period                $ 15,291,000     $ 14,541,000
                                                 ============     ============


BASIC AND DILUTED EARNINGS PER COMMON SHARE             $0.09            $0.32
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

                                                         Three months ended
                                                             December 31,
                                                     -------------------------
                                                         1997          1996
                                                     -----------   -----------
Cash Flows from Operating Activities:
  Net earnings                                       $   120,000   $   420,000
  Adjustments to reconcile net earnings to net
   cash (used in) provided by operating activities:
    Depreciation, depletion, and amortization            796,000       828,000
    Deferred income taxes                                141,000        59,000
                                                     -----------   -----------
                                                       1,057,000     1,307,000
    (Decrease) increase from changes
      in current assets and liabilities               (1,287,000)       91,000
                                                     -----------   -----------
        Net cash (used in)
          provided by operating activities              (230,000)    1,398,000
                                                     -----------   -----------

Cash Flows from Investing Activities:
  Capital expenditures - oil and natural gas          (1,574,000)   (1,542,000)
  Additions to investment in land                       (159,000)     (104,000)
  Capital expenditures - contract drilling and other    (137,000)      (20,000)
  Decrease in long-term receivables and other assets       5,000         1,000
                                                     -----------   -----------

        Net cash used in investing activities         (1,865,000)   (1,665,000)
                                                     -----------   -----------

Effect of exchange rate changes on cash                  (37,000)     (111,000)
                                                     -----------   -----------

Net decrease in cash                                  (2,132,000)     (378,000)
Cash at beginning of period                            4,402,000     3,553,000
                                                     -----------   -----------

Cash at end of period                                $ 2,270,000   $ 3,175,000
                                                     ===========   ===========

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest (net of amounts capitalized)            $   107,000   $   169,000
                                                     ===========   ===========

    Income taxes                                     $   229,000   $   243,000
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


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of December 31, 1997, and the Consolidated Statements of Operations and Retained Earnings and the Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1997 and 1996 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1997 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1997 has been derived from audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 annual report to stockholders. The results of operations for the period ended December 31, 1997 are not necessarily indicative of the operating results for the full year.

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

2.    EARNINGS PER COMMON SHARE
      -------------------------

      The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," effective October 1, 1997. The new standard replaced the presentation of primary and fully diluted earnings per share ("EPS") with a presentation of basic and diluted EPS, respectively. The new standard also requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Prior year EPS amounts have been restated to conform with the provisions of SFAS No. 128.

      Basic EPS excludes dilution and is computed by dividing net earnings by the weighted-average common shares outstanding for the period. The weighted-average common shares outstanding for the three months ended December 31, 1997 and 1996 was 1,322,052.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding for the three months ended December 31, 1997 and 1996 was 1,325,504 and 1,325,695, respectively.

      Reconciliations between the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 1997 and 1996 are as follows:

                                    Three months ended December 31, 1997
                                    ------------------------------------
                                    Net Earnings    Shares     Per-Share
                                     (Numerator) (Denominator)   Amount
                                    ------------ -------------  --------

Basic earnings per share            $    120,000    1,322,052      $0.09

Effect of dilutive
 securities - common stock options         -            3,452        -
                                    ------------ -------------  --------

Diluted earnings per share          $    120,000    1,325,504      $0.09
                                    ============ ============  =========

                                    Three months ended December 31, 1996
                                    ------------------------------------
                                    Net Earnings    Shares     Per-Share
                                     (Numerator) (Denominator)   Amount
                                    ------------ -------------  --------

Basic earnings per share            $    420,000    1,322,052      $0.32

Effect of dilutive
 securities - common stock options         -            3,643        -
                                    ------------ -------------  --------
Diluted earnings per share          $    420,000    1,325,695      $0.32
                                    ============ ============  =========

      Assumed conversion of the convertible debentures to 100,000 shares of common stock was excluded from the computation of diluted EPS because its effect would be antidilutive.

3.    INCOME TAXES
      ------------

      The components of the income tax provision for the three months ended December 31, 1997 and 1996 are as follows:

                                          Three months ended
                                             December 31,
                                      ------------------------
                                         1997          1996
                                      ----------    ----------
               Current - U.S.         $     -       $   15,000
               Current - Foreign         297,000       296,000
                                      ----------    ----------
               Total - Current           297,000       311,000
                                      ----------    ----------

               Deferred - U.S.            25,000       (15,000)
               Deferred - Foreign        116,000        74,000
                                      ----------    ----------
               Total - Deferred          141,000        59,000
                                      ----------    ----------
                                      $  438,000    $  370,000
                                      ==========    ==========

4.    NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS
      ------------------------------------------------

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items currently recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires reclassification of financial statements presented for earlier periods. The Company will adopt the provisions of SFAS No. 130 in the first quarter of fiscal 1999. The Company conducts operations in Canada and the assets and liabilities and income and expense items of the foreign operations are translated at exchange rates in effect as of and for the period ending on the financial statement date. The resulting translation gains and losses are accounted for in a stockholders' equity account entitled "Foreign currency translation adjustments." Under SFAS No. 130, these foreign currency translation gains and losses will be included as a component of comprehensive income. Foreign currency fluctuations can occur rapidly and management expects that quarterly fluctuations will at times be material to comprehensive income. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

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

Item 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        ------------------------------------------------------------------------
        OF OPERATIONS
        -------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows from operations before changes in working capital decreased $250,000 for the three months ended December 31, 1997, as compared to the same period in the prior year, as the contract drilling segment incurred an operating loss before depreciation in the current period; the contract drilling segment generated an operating profit in the same period of the prior year.
Additionally, there was a $1,378,000 decrease in operating cash flows from changes in non-cash working capital primarily as accounts payable decreased by $1,444,000, as compared to a $92,000 increase in the prior year period. The decrease in accounts payable in the current year period related to the payment of oil and natural gas capital expenditures and the payment of $900,000 of crown royalties accrued at September 30, 1997. As reported in the Company's 10-KSB for the year ended September 30, 1997, the Province of Alberta completed its royalty calculations in 1997 for calendar years 1994, 1995, 1996 and a portion of 1997. As a result of its initial calculations, the Province remitted $630,000 to the Company in August 1997 for estimated overpaid royalties. In October 1997, after completion of its final calculations, the Province submitted a $900,000 invoice for underpaid royalties which the Company accrued for as of September 30, 1997 and paid at the end of October 1997.

      At December 31, 1997, the Company had $2,270,000 cash and approximately $4,000,000 of available credit under its facility with the Royal Bank of Canada. This credit facility is currently undergoing its annual review; the Company currently anticipates no significant changes to the terms or conditions of the facility. The Company expects to fund capital expenditures by utilizing existing cash balances, cash flows from operations and available credit under the Canadian bank facility.

      During the quarter ended December 31, 1997, the Company invested $1,574,000 in oil and natural gas properties ($1,333,000 in Canada and $241,000 in the U.S.), as compared to $1,542,000 ($579,000 in Canada and $963,000 in the U.S.) during the prior year's first quarter.

      During the quarter ended December 31, 1997, the second drilling program in Michigan commenced. This program consists of three deep natural gas wells and three wells targeting shallower oil formations. These six wells are in various stages of progress. The final determination of these wells, which is expected to occur in the next several months, will be instrumental in determining if the Company will incur a write-down of a portion of the $1,250,000 invested in Michigan.

      For the three months ended December 31, 1997, the Company participated in the drilling of 19 successful wells and 1 unsuccessful well in Alberta, Canada, and 1 unsuccessful well in the United States as follows:

                    Productive    Productive
                    Oil Wells     Gas Wells     Dry Holes   Total Wells
                    -----------   ----------   ----------   -----------
                    Exp.   Dev.   Exp.  Dev.   Exp.  Dev.   Exp.   Dev.
                    ----  -----   ----  ----   ----  ----   ----  -----
         CANADA
         ------
          Gross     1.00  13.00    -    5.00    -    1.00   1.00  19.00
          Net       0.18   2.38    -    0.44    -    0.13   0.18   2.95

         UNITED STATES
         -------------
          Gross      -      -      -     -     1.00   -     1.00    -
          Net        -      -      -     -     0.33   -     0.33    -



      The Company also invested $159,000 (including interest costs capitalized) towards the rezoning of the North Kona, Hawaii property held by Kaupulehu Developments, a 50.1% owned joint venture. The Company expects fiscal 1998 oil and natural gas capital expenditures to be lower than capital expenditures in fiscal 1997. This estimated decrease is due to the fact that capital expenditures in 1997 included $850,000 for oil and gas lease acquisition costs in Michigan which will not recur in 1998. The Company, however, may learn of additional new investment opportunities which may result in increased capital expenditures.

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

RESULTS OF OPERATIONS
---------------------

Oil and Natural Gas
-------------------


                                     SELECTED OPERATING STATISTICS
                               ----------------------------------------
                                        Average Price Per Unit
                               ----------------------------------------
                               Three months ended           Increase
                                  December 31,             (Decrease)
                               ------------------      ----------------
                                1997        1996         $          %
                               ------      ------      ------      ----

          Liquids (Bbls)*      $15.38      $18.50      $(3.12)     (17%)
          Oil (Bbls)*          $17.36      $22.41      $(5.05)     (23%)
          Natural gas (MCF)**  $ 1.48      $ 1.27      $ 0.21       17%

                                            Net Production
                               -----------------------------------------
                                 Three months ended         Increase
                                    December 31,           (Decrease)
                               ----------------------   ----------------
                                  1997         1996      Units       %
                               ---------    ---------   -------     ----

          Liquids (Bbls)*         18,000       17,000     1,000      6%
          Oil (Bbls)*             48,000       48,000       -        -
          Natural gas (MCF)**  1,070,000    1,118,000   (48,000)    (4%)

      *Bbls = stock tank barrel equivalent to 42 U.S. gallons
      **MCF = 1,000 cubic feet

      Oil and natural gas revenues decreased $110,000 (4%) for the three months ended December 31, 1997, as compared to the same period in 1996, due to 23% and 17% decreases in oil and natural gas liquids prices, respectively, and a 4% decrease in natural gas production. These decreases were partially offset by a 17% increase in natural gas prices and a 6% increase in natural gas liquids production. The Company expects petroleum product prices in the second quarter of fiscal 1998 to be comparable to prices received in the current quarter and therefore significantly less than prices in the second quarter of fiscal 1997, when they averaged $1.87 per MCF for natural gas, $21.53 per barrel for natural gas liquids and $19.93 per barrel for oil.

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

      Contract drilling revenues and costs decreased $330,000 (65%) and $140,000 (35%), respectively, for the three months ended December 31, 1997, as compared to the same period in 1996, due to decreased water well drilling activity in the current quarter. Operating results before depreciation decreased to a loss of $79,000 for the three months ended December 31, 1997, as compared to an operating profit before depreciation of $111,000 for the same period in 1996.

      Included in contract drilling revenues for the three months ended December 31, 1996 is $230,000 of revenues resulting from the receipt of payment in full on a well drilling contract which was completed in 1994; the contract had been discounted due to risks associated with the length of time between completion of the contract and the due date of the final payment. Operating income before depreciation related to this item amounted to $150,000 for the three months ended December 31, 1996.

      The Company expects competition within the industry to continue as demand for water well drilling in Hawaii is not expected to increase in the 1998 fiscal year.

Gas Processing and Other
------------------------

      Gas processing and other income decreased $100,000 (28%) for the three months ended December 31, 1997, as compared to the same period in 1996, primarily due to a decrease in interest income as a result of lower average cash balances.

Interest Expense
----------------

      Interest expense decreased $25,000 (14%) for the three months ended December 31, 1997, as compared to the same period in 1996, due to an increase in capitalized interest costs related to the Company's investment in land in Hawaii and unproven undeveloped oil and natural gas properties in Michigan.

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

BARNWELL INDUSTRIES, INC.
-------------------------
(Registrant)

/s/ Russell M. Gifford
----------------------
Russell M. Gifford
Vice President, Chief Financial Officer

Date:   February 10, 1998