Form 10QSB
period 1998-03-31
BARNWELL INDUSTRIES INC
filed 1998-05-15
CIK 10048

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     X      Quarterly Report  Pursuant to Section 13 or 15(d) of the Securities
    ---     Exchange Act of 1934

            For the quarterly period ended March 31, 1998


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

             1100 Alakea Street, Suite 2900, Honolulu,  Hawaii 96813
                (Address of principal executive offices)(Zip code)

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

As of May 11, 1998 there were 1,316,952 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes         No    X
                                                     ---         ---



                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------

                                      INDEX
                                      -----



PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         March 31, 1998 and September 30, 1997 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings three and six months ended March 31, 1998 and 1997 (Unaudited)

         Condensed Consolidated Statements of Cash Flows six months ended March 31, 1998 and 1997 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K




                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                          (Unaudited, see Note A below)


ASSETS                                                  March 31,  September 30,
------                                                     1998        1997
                                                       ----------- ------------
CURRENT ASSETS:

   Cash                                                $ 1,430,000  $ 4,402,000
   Accounts receivable                                   1,791,000    2,065,000
   Other current assets                                    751,000      485,000
                                                       -----------  -----------
     TOTAL CURRENT ASSETS                                3,972,000    6,952,000
                                                       -----------  -----------

INVESTMENT IN LAND                                       2,207,000    1,848,000
                                                       -----------  -----------

OTHER ASSETS                                               216,000      491,000
                                                       -----------  -----------

NET PROPERTY AND EQUIPMENT                              24,398,000   25,107,000
                                                       -----------  -----------

     TOTAL ASSETS                                      $30,793,000  $34,398,000
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

   Accounts payable                                    $ 1,961,000  $ 3,180,000
   Accrued expenses                                      1,378,000    1,213,000
   Other current liabilities                               808,000      954,000
                                                       -----------  -----------
     TOTAL CURRENT LIABILITIES                           4,147,000    5,347,000
                                                       -----------  -----------

LONG-TERM DEBT                                          11,865,000   11,100,000
                                                       -----------  -----------

DEFERRED INCOME TAXES                                    5,861,000    5,801,000
                                                       -----------  -----------

STOCKHOLDERS' EQUITY:

   Common stock, par value $.50 per share:
     Authorized, 4,000,000 shares
     Issued, 1,642,797 shares                              821,000      821,000
   Additional paid-in capital                            3,103,000    3,103,000
   Retained earnings                                    12,361,000   15,171,000
   Foreign currency translation adjustments and other   (2,660,000)  (2,240,000)
   Treasury stock, at cost, 320,745 shares              (4,705,000)  (4,705,000)
                                                       -----------  -----------
     TOTAL STOCKHOLDERS' EQUITY                          8,920,000   12,150,000
                                                       -----------  -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $30,793,000  $34,398,000
                                                       ===========  ===========



Note A: The balance sheet at September 30, 1997 has been taken from the audited financial statements at that date and condensed.

                 See Notes to Condensed Consolidated Financial Statements



                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           -----------------------------------------------------------
                                   (Unaudited)


                                           Three months ended            Six months ended
                                                March 31,                    March 31,
                                       --------------------------   -------------------------
                                           1998           1997          1998          1997
                                           ----           ----          ----          ----
Revenues:
  Oil and natural gas                  $ 2,110,000    $ 3,400,000   $ 5,040,000   $ 6,440,000
  Contract drilling                        480,000        230,000       660,000       740,000
  Gas processing and other                 300,000        290,000       560,000       650,000
                                       -----------    -----------   -----------   -----------
                                         2,890,000      3,920,000     6,260,000     7,830,000
                                       -----------    -----------   -----------   -----------
Costs and expenses:
  Oil and natural gas operating            868,000        869,000     1,676,000     1,749,000
  Contract drilling operating              683,000        294,000       942,000       693,000
  General and administrative             1,053,000        839,000     1,845,000     1,670,000
  Depreciation, depletion and
    amortization                           616,000        620,000     1,412,000     1,448,000
  Interest expense                         170,000        146,000       327,000       328,000
  Write-down of assets                   2,280,000          -         2,280,000         -
                                       -----------    -----------   -----------   -----------
                                         5,670,000      2,768,000     8,482,000     5,888,000
                                       -----------    -----------   -----------   -----------

(Loss) earnings before income taxes     (2,780,000)     1,152,000    (2,222,000)    1,942,000

Provision for income taxes                 150,000        742,000       588,000     1,112,000
                                       -----------    -----------   -----------   -----------
NET (LOSS) EARNINGS                     (2,930,000)       410,000    (2,810,000)      830,000

Retained earnings -
  beginning of period                   15,291,000     14,541,000    15,171,000    14,121,000
                                       -----------    -----------   -----------   -----------

  Retained earnings - end of period    $12,361,000    $14,951,000   $12,361,000   $14,951,000
                                       ===========    ===========   ===========   ===========

BASIC AND DILUTED
   (LOSS) EARNINGS PER COMMON SHARE    $     (2.22)   $      0.31   $     (2.13)  $      0.63
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

                                                           Six months ended
                                                                March 31,
                                                       ------------------------
                                                           1998         1997
                                                       -----------  -----------
Cash Flows from Operating Activities:
   Net (loss) earnings                                 $(2,810,000) $   830,000
   Adjustments to reconcile net (loss) earnings
    to net cash provided by operating activities:
     Depreciation, depletion, and amortization           1,412,000    1,448,000
     Write-down of assets                                2,280,000        -
     Deferred income taxes                                 265,000      316,000
                                                       -----------  -----------
                                                         1,147,000    2,594,000
    (Decrease) increase from changes
       in current assets and liabilities                (1,066,000)     353,000
                                                       -----------  -----------

       Net cash provided by operating activities            81,000    2,947,000
                                                       -----------  -----------

Cash Flows from Investing Activities:
   Capital expenditures - oil and gas segment           (3,392,000)  (3,653,000)
   Additions to investment in land                        (359,000)    (268,000)
   Capital expenditures - contract drilling and other     (194,000)     (97,000)
   Decrease (increase) in long-term other assets             5,000       (9,000)
   Proceeds from sale of oil and natural gas properties      -          980,000
                                                       -----------  -----------

      Net cash used in investing activities             (3,940,000)  (3,047,000)
                                                       -----------  -----------
Cash Flows from Financing Activities:
   Long-term debt borrowings                               965,000         -
                                                       -----------  -----------

      Net cash provided by financing activities            965,000         -
                                                       -----------  -----------

Effect of exchange rate changes on cash                    (78,000)     (38,000)
                                                       -----------  -----------

Net decrease in cash                                    (2,972,000)    (138,000)
Cash at beginning of period                              4,402,000    3,553,000
                                                       -----------  -----------

Cash at end of period                                  $ 1,430,000  $ 3,415,000
                                                       ===========  ===========


Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest (net of amounts capitalized)             $   119,000  $   290,000
                                                       ===========  ===========

     Income taxes                                      $   485,000  $   590,000
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

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of March 31, 1998, the Consolidated Statements of Operations and Retained Earnings for the three and six months ended March 31, 1998 and 1997, and the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1998 and 1997 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1997 has been derived from audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1997 annual report to stockholders. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

2.    (LOSS) EARNINGS PER COMMON SHARE
      --------------------------------

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

      Basic EPS excludes dilution and is computed by dividing net (loss) earnings by the weighted-average common shares outstanding for the period. The weighted-average common shares outstanding for the three and six months ended March 31, 1998 and 1997 were 1,322,052.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding was 1,322,052 and 1,326,121, respectively, for the three months ended March 31, 1998 and 1997, and 1,322,052 and 1,325,912 for the six months ended March 31, 1998 and 1997, respectively.

      Assumed conversion of common stock options are excluded from the computation of diluted EPS for the three and six months ended March 31, 1998 because its effect would be antidilutive. Reconciliations between the numerators and denominators of the basic and diluted EPS computations for the three and six months ended March 31, 1997 are as follows:

                                      Three months ended March 31, 1997
                                    -------------------------------------
                                    Net Earnings     Shares     Per-Share
                                     (Numerator)  (Denominator)   Amount
                                    ------------  ------------  ---------
Basic earnings per share            $    410,000     1,322,052  $    0.31

Effect of dilutive
 securities - common stock options          -            4,069        -
                                    ------------  ------------  ---------

Diluted earnings per share          $    410,000     1,326,121  $    0.31
                                    ============  ============  =========


                                       Six months ended March 31, 1997
                                    -------------------------------------
                                    Net Earnings     Shares     Per-Share
                                     (Numerator)  (Denominator)   Amount
                                    ------------  ------------  ---------
Basic earnings per share            $    830,000     1,322,052  $    0.63

Effect of dilutive
 securities - common stock options         -             3,860        -
                                    ------------  ------------  ---------

Diluted earnings per share          $    830,000     1,325,912  $    0.63
                                    ============  ============  =========

      Assumed conversion of the convertible debentures to 100,000 shares of common stock was excluded from the computation of diluted EPS for all periods presented because its effect would be antidilutive.

3.    INCOME TAXES
      ------------

      The components of the provision for income taxes for the three and six months ended March 31, 1998 and 1997 are as follows:

                         Three months ended              Six months ended
                              March 31,                     March 31,
                      -------------------------      ------------------------
                         1998            1997           1998          1997
                      ---------       ---------      ---------     ----------
Current - U.S.        $    -          $ (15,000)     $    -        $     -
Current - Foreign        26,000         500,000        323,000        796,000
                      ---------       ---------      ---------     ----------
Total - Current          26,000         485,000        323,000        796,000
                      ---------       ---------      ---------     ----------

Deferred - U.S.          25,000         (10,000)        50,000        (25,000)
Deferred - Foreign       99,000         267,000        215,000        341,000
                      ---------       ---------      ---------     ----------
Total - Deferred        124,000         257,000        265,000        316,000
                      ---------       ---------      ---------     ----------
                      $ 150,000       $ 742,000      $ 588,000     $1,112,000
                      =========       =========      =========     ==========


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

      In June  1997,  the FASB also  issued  SFAS No.  131,  "Disclosures  about
Segments of an Enterprise and Related Information." This statement provides guidance for public business enterprises in reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 131 in the first quarter of fiscal 1999. SFAS No. 131 requires restatement of comparative information presented for earlier periods.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement standardizes the disclosure requirements of SFAS No.'s 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 addresses disclosure only and does not change any of the measurement or recognition provisions provided for in SFAS No.'s 87, 88 or 106. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 132 in the first quarter of fiscal 1999. SFAS No. 132 requires restatement of comparative information presented for earlier periods.


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations before changes in working capital decreased $1,447,000 for the six months ended March 31, 1998, as compared to the same period in the prior year, due to lower operating results generated by both the oil and natural gas segment and the contract drilling segment. Declines in prices received for all petroleum products in the current six month period significantly decreased oil and natural gas revenues, and the contract drilling segment incurred an operating loss before depreciation in the current six month period due to increased competition for water well drilling contracts in Hawaii; the contract drilling segment generated an operating profit in the same period of the prior year. Operating cash flows were also impacted by changes in non-cash working capital, primarily due to decreases in accounts payable and payables to joint interest owners. The decrease in accounts payable in the current year period related to the payment of oil and natural gas capital expenditures and the payment of $900,000 of crown royalties accrued at September 30, 1997. As reported in the Company's 10-KSB for the year ended September 30, 1997, the Province of Alberta completed its royalty calculations in 1997 for calendar years 1994, 1995, 1996 and a portion of 1997. As a result of its initial calculations, the Province remitted $630,000 to the Company in August 1997 for estimated overpaid royalties. In October 1997, after completion of its final calculations, the Province submitted a $900,000 invoice for underpaid royalties, which the Company accrued for as of September 30, 1997 and paid at the end of October 1997. The change in payables to joint interest owners is due to timing differences in capital collections and disbursements by the Company on behalf of joint interest owners.

      At March 31, 1998, the Company had $1,430,000 of cash and approximately $3,000,000 of available credit under its facility with the Royal Bank of Canada, which has been renewed through February 1999 at $19,000,000 Canadian dollars, or approximately $13,000,000 U.S. dollars. During the six months ended March 31, 1998, the Company borrowed $965,000 under the Canadian bank facility to fund oil and natural gas capital expenditures in Canada. The Company expects to fund Canadian oil and natural gas capital expenditures for the remainder of fiscal 1998 by utilizing available credit under the Canadian bank facility.

      During the six months ended March 31, 1998, the Company invested a total of $3,392,000 in oil and natural gas properties ($2,974,000 in Canada and $418,000 in the U.S.), as compared to $3,653,000 ($2,469,000 in Canada and
$1,184,000 in the U.S.) during the prior year period. For the six months ended March 31, 1998, the Company participated in the drilling of 46 wells in Alberta, Canada, and Michigan, North Dakota and Louisiana as follows:

                       Productive   Productive
                       Oil Wells    Gas Wells     Dry Holes    Total Wells
                       ------------ -----------   -----------  ------------
                       Exp.    Dev. Exp.   Dev.   Exp.   Dev.  Exp.    Dev.
                       ----    ---- ----   ----   ----   ----  ----    ----
CANADA
------
              Gross    2.00   20.00   -   14.00     -   2.00   2.00   36.00
              Net      0.63    3.51   -    0.91     -   0.20   0.63    4.62
U.S.A.
------
              Gross     -       -     -     -     7.00  1.00   7.00    1.00
              Net       -       -     -     -     0.63  0.02   0.63    0.02

      During the three months ended March 31, 1998, the Company invested $1,818,000 in oil and natural gas properties ($1,641,000 in Canada and $177,000 in the U.S.), as compared to $2,111,000 ($1,890,000 in Canada and $221,000 in the U.S.) during the prior year's second quarter. For the three months ended March 31, 1998, the Company participated in the drilling of 25 wells in Alberta, Canada, and Michigan and Louisiana as follows:

                       Productive   Productive
                       Oil Wells    Gas Wells     Dry Holes    Total Wells
                       ------------ -----------   -----------  ------------
                       Exp.    Dev. Exp.   Dev.   Exp.   Dev.  Exp.    Dev.
                       ----    ---- ----   ----   ----   ----  ----    ----
CANADA
------
              Gross    1.00    7.00   -    9.00     -   1.00   1.00   17.00
              Net      0.45    1.13   -    0.47     -   0.07   0.45    1.67

U.S.A.
------
              Gross     -      -      -      -    6.00  1.00   6.00    1.00
              Net       -      -      -      -    0.30  0.02   0.30    0.02


      "Net well" refers to Barnwell's aggregate participating interest in a given number of gross wells. For example, a 50% interest in a well represents one gross well, but 0.50 net well. The gross figure includes Barnwell's interest, as well as the portion owned by others.

      In Michigan, 2 gas wells and 3 oil wells were marginally successful out of a cumulative total of 13 wells, and in North Dakota and Louisiana the Company participated in the drilling of a dry hole in each state during the six months ended March 31, 1998. Because of the disappointing results from these prospects to date, the Company recognized a non-cash write-off of its entire investment in its Michigan Basin Prospect totaling $1,500,000, a write-down of $470,000 of its investment in North Dakota oil properties and a write-off of its entire $100,000 investment in its Louisiana gas property.

     During the six months ended March 31, 1998, the Company invested $359,000, including $77,000 of interest costs capitalized, towards the rezoning of the North Kona, Hawaii property held by Kaupulehu Developments, a 50.1% owned joint venture. In April 1998, the Supreme Court of the State of Hawaii decided to hear the appeal of the Third Circuit Court's decision upholding the State Land Use Commission's approval of Kaupulehu Developments' rezoning petition.

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

     On April 17, 1998, the Company agreed to repurchase 5,100 shares of its stock from a director and shareholder of the Company at $16.625 per share, the market price of the Company's stock on that date. The number of shares of treasury stock and shares outstanding subsequent to this transaction amounted to 325,845 and 1,316,952, respectively.

RESULTS OF OPERATIONS
---------------------
Oil and Natural Gas
-------------------

                            SELECTED OPERATING STATISTICS
                            -----------------------------

                                   Average Prices
                  --------------------------------------------------
                     Three months ended                Increase
                          March 31,                   (Decrease)
                  -------------------------       ------------------
                     1998           1997              $          %
                  ----------     ----------       --------    ------
Oil (Bbls)*           $14.47         $19.93       $(5.46)       (27%)
Liquids (Bbls)*       $13.21         $21.53       $(8.32)       (39%)
Gas (MCF)**           $ 1.29         $ 1.87       $(0.58)       (31%)

                      Six months ended                 Increase
                          March 31,                   (Decrease)
                  -------------------------       ------------------
                     1998           1997              $          %
                  ----------     ----------       --------    ------
Oil (Bbls)*           $15.89         $20.45       $(4.56)       (22%)
Liquids (Bbls)*       $14.31         $20.30       $(5.99)       (30%)
Gas (MCF)**           $ 1.39         $ 1.62       $(0.23)       (14%)

                                  Net Sales Volumes
                  --------------------------------------------------
                     Three months ended                Increase
                          March 31,                   (Decrease)
                  -------------------------       ------------------
                     1998           1997            Units        %
                  ----------     ----------       --------    ------
Oil (Bbls)*           52,000         54,000       (2,000)       (4%)
Liquids (Bbls)*       17,000         17,000          -           -
Gas (MCF)**          852,000        904,000      (52,000)       (6%)

                      Six months ended                 Increase
                          March 31,                   (Decrease)
                  -------------------------       ------------------
                     1998           1997            Units        %
                  ----------     ----------       --------    ------
Oil (Bbls)*          100,000        102,000        (2,000)      (2%)
Liquids (Bbls)*       35,000         34,000         1,000        3%
Gas (MCF)**        1,922,000      2,022,000      (100,000)      (5%)

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

      Oil and natural gas revenues decreased $1,290,000 (38%) for the three months ended March 31, 1998, as compared to the same period in 1997, due to price decreases of 39%, 31% and 27% for natural gas liquids, natural gas and oil, respectively.

      Oil and natural gas revenues decreased $1,400,000 (22%) for the six months ended March 31, 1998, as compared to the same period in 1997, due to price decreases of 30%, 22% and 14% for natural gas liquids, oil and natural gas, respectively.

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

      Contract drilling revenues and costs increased $250,000 (109%) and $389,000 (132%), respectively, for the three months ended March 31, 1998 due to increased well drilling activity and larger pump installation contracts in the current period, as compared to the same period in 1997. Operating results before depreciation decreased to a loss of $203,000 for the three months ended March 31, 1998, as compared to a loss of $64,000 for the same period in 1997 due to lower contract margins.

      Contract drilling revenues decreased $80,000 (11%) and contract drilling operating expenses increased $249,000 (36%) for the six months ended March 31, 1998, as compared to the same period in 1997. Accordingly, operating results before depreciation decreased to a loss of $282,000 for the six months ended March 31, 1998, as compared to an operating profit before depreciation of $47,000 for the same period in 1997. Included in contract drilling revenues for the six months ended March 31, 1997 is $230,000 of revenues resulting from the receipt of payment in full on a well drilling contract which was completed in 1994; the contract had been discounted due to risks associated with the length of time between completion of the contract and the due date of the final payment. Operating income before depreciation related to this item amounted to $150,000 for the six months ended March 31, 1997.

      The decreases in operating results before depreciation for the three and six months ended March 31, 1998, as compared to the same periods in 1997, are due to a decrease in demand for water well drilling in Hawaii, which has in turn created increased competition for available contracts. Contract margins have decreased significantly as a result of the increase in competition. The Company continues to pursue opportunities for well drilling work in the continental U.S. and has made several proposals to third parties.

Gas Processing and Other
------------------------

      Gas processing and other income decreased $90,000 (14%) for the six months ended March 31, 1998, as compared to the same period in 1997, due to a decrease in interest income as a result of lower average cash balances.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses increased $214,000 (26%) and $175,000 (11%) for the three and six months ended March 31, 1998, respectively, as compared to the same periods in 1997, due primarily to costs associated with a change in management of the Company's oil and natural gas segment. In May 1998, the Company hired a new executive in charge of the oil and natural gas operations.

Interest Expense
----------------

     Interest expense increased $24,000 (16%) for the three months ended March 31, 1998, as compared to the same period in 1997, due to higher average interest rates and the fact that effective January 1, 1998, the Company discontinued capitalization of interest costs related to the development of natural gas and oil properties in the Central Basin in Michigan (see write-down of assets below).

Write-down of Assets
--------------------

      Under the full cost method of accounting, the amount of oil and natural gas properties' capitalized costs less accumulated depletion is subject to a ceiling test limitation that requires any excess over the present value of estimated future cash flows from proved reserves to be expensed. Due to disappointing exploratory results from the Company's Michigan, North Dakota and Louisiana prospects, capitalized oil and natural gas properties' costs in the United States exceeded the full cost ceiling test limitation as of March 31, 1998. Accordingly, the Company recorded a write-down of $2,070,000 for the three months ended March 31, 1998.

       In addition, the Company wrote down $170,000 of land and land improvement costs related to a contract drilling yard and $40,000 related to available-for-sale securities to adjust these assets for recent declines in market values.

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

BARNWELL INDUSTRIES, INC.
-------------------------
(Registrant)

/s/ Russell M. Gifford
----------------------------
Russell M. Gifford
Executive Vice President and
Chief Financial Officer


Date:   May 14, 1998