Form 10QSB
period 1998-06-30
BARNWELL INDUSTRIES INC
filed 1998-08-14
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     X     Quarterly  Report  Pursuant to Section 13 or 15(d) of the  Securities
    ---    Exchange Act of 1934

           For the quarterly period ended June 30, 1998

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

                              Yes   X       No
                                   ---         ---
As of August 11, 1998 there were 1,316,952 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes         No  X
                                                    ---        ---

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         June 30, 1998 and September 30, 1997 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings three and nine months ended June 30, 1998 and 1997 (Unaudited)

         Condensed Consolidated Statements of Cash Flows nine months ended June 30, 1998 and 1997 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K



                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                 AND SUBSIDIARIES
                                 ----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                          (Unaudited, see Note A below)

ASSETS                                                          June 30,     September 30,
------                                                            1998            1997
                                                              ------------    -----------
CURRENT ASSETS:
   Cash                                                       $  1,850,000    $ 4,402,000
   Accounts receivable                                           1,593,000      2,065,000
   Other current assets                                            945,000        485,000
                                                              ------------    -----------
     TOTAL CURRENT ASSETS                                        4,388,000      6,952,000
                                                              ------------    -----------

INVESTMENT IN LAND                                               2,418,000      1,848,000
                                                              ------------    -----------

OTHER ASSETS                                                       215,000        491,000
                                                              ------------    -----------

NET PROPERTY AND EQUIPMENT                                      24,726,000     25,107,000
                                                              ------------    -----------


     TOTAL ASSETS                                             $ 31,747,000    $34,398,000
                                                              ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                           $  2,418,000    $ 3,180,000
   Accrued expenses                                              1,786,000      1,213,000
   Other current liabilities                                     1,008,000        954,000
                                                              ------------    -----------
     TOTAL CURRENT LIABILITIES                                   5,212,000      5,347,000
                                                              ------------    -----------

LONG-TERM DEBT                                                  13,138,000     11,100,000
                                                              ------------    -----------

DEFERRED INCOME TAXES                                            5,997,000      5,801,000
                                                              ------------    -----------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.50 per share:
     Authorized, 4,000,000 shares
     Issued, 1,642,797 shares                                      821,000        821,000
   Additional paid-in capital                                    3,103,000      3,103,000
   Retained earnings                                            11,441,000     15,171,000
   Foreign currency translation adjustments and other           (3,176,000)    (2,240,000)
   Treasury stock, at cost, 325,845 and 320,745 shares
     at June 30, 1998 and September 30, 1997, respectively      (4,789,000)    (4,705,000)
                                                              ------------    -----------
     TOTAL STOCKHOLDERS' EQUITY                                  7,400,000     12,150,000
                                                              ------------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 31,747,000    $34,398,000
                                                              ============    ===========

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

                 See Notes to Condensed Consolidated Financial Statements


                                     BARNWELL INDUSTRIES, INC.
                                     -------------------------
                                          AND SUBSIDIARIES
                                          ----------------
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    -----------------------------------------------------------
                                            (Unaudited)

                                           Three months ended          Nine months ended
                                                June 30,                    June 30,
                                       --------------------------  ------------------------
                                           1998          1997         1998         1997
                                           ----          ----         ----         ----
Revenues:
  Oil and natural gas                  $ 2,240,000    $ 2,420,000  $ 7,280,000  $ 8,860,000
  Contract drilling                        390,000        590,000    1,050,000    1,330,000
  Gas processing and other                 220,000        270,000      780,000      920,000
                                       -----------    -----------  -----------  -----------

                                         2,850,000      3,280,000    9,110,000   11,110,000
                                       -----------    -----------  -----------  -----------
Costs and expenses:
  Oil and natural gas operating            788,000        869,000    2,464,000    2,618,000
  Contract drilling operating              387,000        430,000    1,329,000    1,123,000
  General and administrative               730,000        797,000    2,575,000    2,467,000
  Depreciation, depletion and
    amortization                           646,000        629,000    2,058,000    2,077,000
  Interest expense                         185,000        150,000      512,000      478,000
  Write-down of assets                     700,000          -        2,980,000        -
                                       -----------    -----------  -----------  -----------

                                         3,436,000      2,875,000   11,918,000    8,763,000
                                       -----------    ----------- ------------  -----------

(Loss) earnings before income taxes       (586,000)       405,000   (2,808,000)   2,347,000

Provision for income taxes                 334,000        295,000      922,000    1,407,000
                                       -----------    -----------  -----------  -----------

NET (LOSS) EARNINGS                       (920,000)       110,000   (3,730,000)     940,000

Retained earnings -
  beginning of period                   12,361,000     14,951,000   15,171,000   14,121,000
                                       -----------    -----------  -----------  -----------

  Retained earnings - end of period    $11,441,000    $15,061,000  $11,441,000  $15,061,000
                                       ===========    ===========  ===========  ===========


BASIC AND DILUTED
  (LOSS) EARNINGS PER COMMON SHARE     $     (0.70)   $      0.08  $     (2.82) $      0.71
                                       ===========    ===========  ===========  ===========


                   See Notes to Condensed Consolidated Financial Statements

                               BARNWELL INDUSTRIES, INC.
                               -------------------------
                                   AND SUBSIDIARIES
                                   ----------------
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    -----------------------------------------------
                                   (Unaudited)
                                                                Nine months ended
                                                                     June 30,
                                                           --------------------------
                                                               1998           1997
                                                           -----------    -----------
Cash Flows from Operating Activities:
   Net (loss) earnings                                     $(3,730,000)   $   940,000
   Adjustments to reconcile net (loss) earnings to
    net cash provided by operating activities:
     Depreciation, depletion, and amortization               2,058,000      2,077,000
     Write-down of assets                                    2,980,000          -
     Deferred income taxes                                     633,000        394,000
                                                           -----------    -----------
                                                             1,941,000      3,411,000
     (Decrease) increase from changes
       in current assets and liabilities                      (475,000)     1,296,000
                                                           -----------    -----------

       Net cash provided by operating activities             1,466,000      4,707,000
                                                           -----------    -----------
Cash Flows from Investing Activities:
   Capital expenditures - oil and gas segment               (5,457,000)    (4,892,000)
   Additions to investment in land                            (570,000)      (491,000)
   Capital expenditures - contract drilling and other         (191,000)      (119,000)
   Decrease (increase) in long-term other assets                 6,000        (18,000)
   Proceeds from sale of oil and natural gas properties          -            981,000
                                                           -----------    -----------

      Net cash used in investing activities                 (6,212,000)    (4,539,000)
                                                           -----------    -----------

Cash Flows from Financing Activities:
   Long-term debt borrowings                                 2,338,000          -
   Purchases of common stock for treasury                      (84,000)         -
                                                           -----------    -----------

      Net cash provided by financing activities              2,254,000          -
                                                           -----------    -----------

Effect of exchange rate changes on cash                        (60,000)       (65,000)
                                                           -----------    -----------

Net (decrease) increase in cash                             (2,552,000)       103,000
Cash at beginning of period                                  4,402,000      3,553,000
                                                           -----------    -----------

Cash at end of period                                      $ 1,850,000    $ 3,656,000
                                                           ===========    ===========


Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest (net of amounts capitalized)                 $   354,000    $   439,000
                                                           ===========    ===========

     Income taxes                                          $   547,000    $ 1,047,000
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

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of June 30, 1998, the Consolidated Statements of Operations and Retained Earnings for the three and nine months ended June 30, 1998 and 1997, and the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1998 and 1997 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1997 has been derived from audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1997 annual report to stockholders. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

      Basic EPS excludes dilution and is computed by dividing net (loss) earnings by the weighted-average common shares outstanding for the period. The weighted-average common shares outstanding for the three and nine months ended June 30, 1998 was 1,317,849 and 1,320,651, respectively. The weighted-average common shares outstanding for the three and nine months ended June 30, 1997 was 1,322,052.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding was 1,325,671 and 1,325,833 for the three and nine months ended June 30, 1997, respectively. Assumed conversion of common stock options is excluded from the computation of diluted EPS for the three and nine months ended June 30, 1998 because its effect would be antidilutive. Assumed conversion of the Company's convertible debentures to 100,000 shares of common stock was excluded from the computation of diluted EPS for all periods presented because its effect would be antidilutive.

      Reconciliations between the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended June 30, 1997 are as follows:

                                      Three months ended June 30, 1997
                                    -------------------------------------
                                    Net Earnings     Shares     Per-Share
                                     (Numerator)  (Denominator)   Amount
                                    ------------  ------------  ---------
Basic earnings per share            $    110,000     1,322,052  $    0.08

Effect of dilutive
 securities - common stock options         -             3,619        -
                                    ------------  ------------  ---------

Diluted earnings per share          $    110,000     1,325,671  $    0.08
                                    ============  ============  =========


                                       Nine months ended June 30, 1997
                                    -------------------------------------
                                    Net Earnings     Shares     Per-Share
                                     (Numerator)  (Denominator)   Amount
                                    ------------  ------------  ---------
Basic earnings per share            $    940,000     1,322,052  $    0.71

Effect of dilutive
 securities - common stock options         -             3,781        -
                                    ------------  ------------  ---------

Diluted earnings per share          $    940,000     1,325,833  $    0.71
                                    ============  ============  =========


3.    INCOME TAXES
      ------------

      The components of the provision for income taxes for the three and nine months ended June 30, 1998 and 1997 are as follows:

                         Three months ended             Nine months ended
                              June 30,                       June 30,
                     --------------------------      ------------------------
                        1998            1997            1998          1997
                     ----------      ----------      ----------    ----------
Current - U.S.       $     -         $     -         $     -       $     -
Current - Foreign       (34,000)        217,000         289,000     1,013,000
                     ----------      ----------      ----------    ----------
Total - Current         (34,000)        217,000         289,000     1,013,000
                     ----------      ----------      ----------    ----------

Deferred - U.S.          25,000         (15,000)         75,000       (40,000)
Deferred - Foreign      343,000          93,000         558,000       434,000
                     ----------      ----------      ----------    ----------
Total - Deferred        368,000          78,000         633,000       394,000
                     ----------      ----------      ----------    ----------
                     $  334,000      $  295,000      $  922,000    $1,407,000
                     ==========      ==========      ==========    ==========

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities.

Item 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION
        ---------------------------------------------------------------
        AND RESULTS OF OPERATIONS
        -------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations before changes in working capital decreased $1,470,000 for the nine months ended June 30, 1998, as compared to the same period in the prior year, due to lower operating results generated by both the oil and natural gas segment and the contract drilling segment. Declines in prices received for all petroleum products in the current nine month period significantly decreased oil and natural gas revenues, and the contract drilling segment incurred an operating loss before depreciation in the current nine month period due to increased competition for water well drilling contracts in Hawaii; the contract drilling segment generated an operating profit in the same period of the prior year. Operating cash flows were also impacted by changes in non-cash working capital, primarily due to fluctuations in the timing of receivable collections and payments of accrued expenses and amounts due joint interest owners.

      At June 30, 1998, the Company had $1,850,000 of cash and approximately $1,400,000 of available credit under its facility with the Royal Bank of Canada, which has been renewed through February 1999 at $19,000,000 Canadian dollars, or approximately $12,900,000 U.S. dollars. During the nine months ended June 30, 1998, the Company borrowed $2,338,000 under the Canadian bank facility to fund oil and natural gas capital expenditures in Canada. The Company expects to fund Canadian oil and natural gas capital expenditures for the remainder of fiscal 1998 by utilizing cash flows from operations and available credit under the Canadian bank facility.

      During the nine months ended June 30, 1998, the Company invested a total of $5,457,000 in oil and natural gas properties, as compared to $4,892,000 during the prior year period. For the nine months ended June 30, 1998, the Company participated in the drilling of 50 wells in Alberta, Canada, and Michigan, North Dakota and Louisiana as follows:




                 Productive    Productive
                 Oil Wells     Gas Wells    Dry Holes     Total Wells
                -----------   -----------  ------------  -------------
                Exp.   Dev.   Exp.  Dev.   Exp.    Dev.  Exp.   Dev.
                ----  -----   ---- ------  ----   -----  ----- -------
CANADA
------
       Gross    2.00  20.00    -   15.00     -    4.00   2.00  39.00
       Net      0.63   3.51    -    1.00     -    0.48   0.63   4.99

U.S.A.
------
       Gross      -      -     -      -    8.00   1.00   8.00   1.00
       Net        -      -     -      -    0.98   0.02   0.98   0.02

      During the three months ended June 30, 1998, the Company invested $2,065,000 in oil and natural gas properties, as compared to $1,239,000 during the prior year's third quarter. For the three months ended June 30, 1998, the Company participated in the drilling of 3 wells in Alberta, Canada, and 1 well in North Dakota as follows:

                 Productive    Productive
                 Oil Wells     Gas Wells    Dry Holes     Total Wells
                -----------   -----------  ------------  -------------
                Exp.   Dev.   Exp.  Dev.   Exp.    Dev.  Exp.   Dev.
                ----  -----   ---- ------  ----   -----  ----- -------
CANADA
------
       Gross      -      -      -   1.00     -    2.00     -    3.00
       Net        -      -      -   0.09     -    0.28     -    0.37

U.S.A.
------
       Gross      -      -      -     -    1.00     -    1.00     -
       Net        -      -      -     -    0.35     -    0.35     -

      "Net well" refers to Barnwell's aggregate participating interest in a given number of gross wells. For example, a 50% interest in a well represents one gross well, but 0.50 net well. The gross figure includes Barnwell's interest, as well as the portion owned by others.

     In June 1998, the Company filed a Project District Application and Special Management Area Use Permit Petition with the County of Hawaii requesting changes in zoning and use of its leasehold land near the Four Seasons Resort Hualalai at Historic Kaupulehu, Hawaii, to allow residential, resort and commercial development. The Company invested $570,000, including $122,000 of interest costs capitalized, towards the rezoning of its leasehold land during the nine months ended June 30, 1998. The Company also invested $69,000 in contract drilling assets and $122,000 in other assets during the nine months ended June 30, 1998.

     The Company's internally and externally supported computer systems are currently being modified to correct for the "Year 2000" problem. Management believes that with these modifications to existing software, the "Year 2000" problem will not pose significant operational problems for the Company's computer systems. The Company does not expect estimated costs associated with these modifications to have a material effect on its financial position, results of operations or liquidity.

      On April 17, 1998, the Company agreed to repurchase 5,100 shares of its stock from a director and shareholder of the Company at $16.625 per share, the market price of the Company's stock on that date. The number of shares of treasury stock and shares outstanding subsequent to this transaction amounted to 325,845 and 1,316,952, respectively.

RESULTS OF OPERATIONS
---------------------

Oil and Gas
-----------

                             SELECTED OPERATING STATISTICS
                             -----------------------------

                                    Average Prices
                   ------------------------------------------------
                      Three months ended              Increase
                           June 30,                  (Decrease)
                   ------------------------      ------------------
                      1998           1997            $           %
                   ---------      ---------      -------       ----
Oil (Bbls)*        $   11.20      $   18.13      $(6.93)       (38%)
Liquids (Bbls)*    $    9.60      $   16.38      $(6.78)       (41%)
Gas (MCF)**        $    1.27      $    1.39      $(0.12)        (9%)

                      Nine months ended              Increase
                          June 30,                  (Decrease)
                   ------------------------      ------------------
                      1998           1997            $           %
                   ---------      ---------      -------       ----
Oil (Bbls)*        $   14.19      $   20.17      $(5.98)       (30%)
Liquids (Bbls)*    $   12.79      $   19.04      $(6.25)       (33%)
Gas (MCF)**        $    1.35      $    1.54      $(0.19)       (12%)

                                  Net Sales Volumes
                   ------------------------------------------------
                     Three months ended              Increase
                          June 30,                  (Decrease)
                   ------------------------      ------------------
                      1998           1997           Units        %
                   ---------      ---------      --------      ----
Oil (Bbls)*           56,000         49,000         7,000       14%
Liquids (Bbls)*       14,000         14,000           -          -
Gas (MCF)**          885,000        874,000        11,000        1%

                      Nine months ended              Increase
                          June 30,                  (Decrease)
                   ------------------------      ------------------
                     1998           1997           Units         %
                   ---------      ---------      --------      ----
Oil (Bbls)*          156,000        147,000         9,000        6%
Liquids (Bbls)*       50,000         46,000         4,000        9%
Gas (MCF)**        2,810,000      2,844,000       (34,000)      (1%)

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

      Oil and natural gas revenues decreased $180,000 (7%) for the three months ended June 30, 1998, as compared to the same period in 1997, due to price decreases of 38%, 9% and 41% for oil, natural gas and natural gas liquids, respectively, partially offset by a 14% increase in oil volumes.

      Oil and natural gas revenues decreased $1,580,000 (18%) for the nine months ended June 30, 1998, as compared to the same period in 1997, due to price decreases of 30%, 12% and 33% for oil, natural gas and natural gas liquids, respectively, partially offset by 6% and 9% increases in oil and natural gas liquids volumes, respectively.

Contract Drilling
-----------------

      Contract drilling revenues and costs are associated with water well drilling and water pump installation, replacement and repair in Hawaii. Demand for well drilling and pump installation services is dependent upon land development activity in Hawaii, which has decreased significantly from prior years' levels. Demand for water pump replacement and repair is primarily dependent upon the timing of water system renovations and replacements by water utilities and other entities.

      For the three months ended June 30, 1998, contract drilling revenues and operating expenses decreased $200,000 (34%) and $43,000 (10%), respectively, as compared to the same period in the prior year. Operating profit before depreciation amounted to $3,000 for the three months ended June 30, 1998, as compared to an operating profit before depreciation of $160,000 for the same period in the prior year.

      For the nine months ended June 30, 1998, contract drilling revenues decreased $280,000 (21%) and contract drilling operating expenses increased $206,000 (18%), as compared to the same period in the prior year. Operating results before depreciation decreased to a loss of $279,000, as compared to an operating profit before depreciation of $207,000 in the same period in the prior year.

      The decreases in operating results before depreciation for the three and nine months ended June 30, 1998, as compared to the same periods in 1997, are due to a decrease in demand for water well drilling in Hawaii, which has in turn created increased competition for available contracts. Contract margins have decreased significantly as a result of the increase in competition. The Company continues to pursue opportunities for well drilling work in the continental U.S. and has made several proposals to third parties.

Gas Processing and Other
------------------------

      Gas processing and other income decreased $50,000 (19%) and $140,000 (15%) for the three and nine months ended June 30, 1998, respectively, as compared to the same period in 1997, due to a decrease in interest income as a result of lower average cash balances.

Interest Expense
----------------

      Interest expense increased $35,000 (23%) for the three months ended June 30, 1998, as compared to the same period in 1997, due to higher average loan balances and interest rates, and the fact that the Company discontinued capitalization of interest costs related to the development of natural gas and oil properties in the Central Basin in Michigan effective January 1, 1998 (see write-down of assets below).

Write-down of Assets
--------------------

      Under the full cost method of accounting, the amount of oil and natural gas properties' capitalized costs less accumulated depletion is subject to a ceiling test limitation that requires any excess over the present value of estimated future cash flows from proved reserves to be expensed. Due to disappointing exploratory results from the Company's Michigan, North Dakota and Louisiana prospects, capitalized oil and natural gas properties' costs in the United States exceeded the full cost ceiling test limitation as of March 31, 1998. Accordingly, the Company recorded a write-down of $2,070,000 in the quarter ended March 31, 1998. Due to further declines in oil prices and disappointing seismic and drilling results in North Dakota, the Company recorded an additional write-down of $660,000 during the three months ended June 30, 1998.

      The Company also wrote down $170,000 of land and land improvement costs related to a contract drilling yard and $40,000 related to available-for-sale securities to adjust these assets for recent declines in market values in the quarter ended March 31, 1998. During the three months ended June 30, 1998, the Company recognized an additional write-down of $40,000 due to further declines in the market value of available-for-sale securities.

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

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                  (Registrant)

                             /s/ Russell M. Gifford
                            -----------------------
                               Russell M. Gifford
                          Executive Vice President and
                             Chief Financial Officer

Date:   August 13, 1998