Form 10KSB
period 1998-09-30
BARNWELL INDUSTRIES INC
filed 1998-12-23
CIK 10048

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-KSB

     X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    ---     SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 1998

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

                                    (808) 531-8400
                              (Issuer's telephone number)

            Securities registered under Section 12(b) of the Exchange Act:

   TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                 -----------------------------------------
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

Issuer's revenues for the fiscal year ended September 30, 1998: $11,920,000

The aggregate market value of the voting stock held by non-affiliates (508,555 shares) of the Registrant on December 3, 1998, based on the closing price of $11.625 on that date on the American Stock Exchange, was $5,912,000.

As of December 3, 1998 there were 1,316,952 shares of common stock, par value $.50, outstanding.

                          DOCUMENTS INCORPORATED BY REFERENCE
                          -----------------------------------

    1. Proxy statement to be forwarded to shareholders on or about January 21, 1999 is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format   Yes         No    X
                                                      ---        ---

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

                                        PART I

Forward-Looking Statements
--------------------------

      This Form 10-KSB, and the documents incorporated herein by reference, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including various forecasts, projections of Barnwell Industries, Inc.'s (referred to herein together with its subsidiaries as "Barnwell" or the "Company") future performance, statements of the Company's plans and objectives and other similar types of information. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions, including, but not limited to, those relating to the factors discussed below, in other portions of this Form 10-KSB, in the Notes to Consolidated Financial Statements, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, which could cause actual results to differ materially from those contained in such statements. These forward-looking statements speak only as of the date of filing of this Form 10-KSB, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

      The Company's oil and natural gas operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC") or other developments involving or affecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the government of the United States in anticipation of or in response to such developments. Domestic and international economic conditions, such as recessionary trends, inflation, interest, monetary exchange rates and labor costs, as well as changes in the availability and market prices of crude oil, natural gas and petroleum products, may also have a significant effect on the Company's oil and natural gas operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect the Company in several of its operations. The Company's oil and gas operations are also affected by political developments and laws and regulations, particularly in the United States and Canada, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers' health and safety.

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

      The Company's contract drilling operations, which are located in Hawaii, are also indirectly affected by the factors discussed in the preceding paragraph. The Company's contract drilling operations are materially dependent upon levels of activity in land development in Hawaii. Such activity levels are affected by both short-term and long-term trends in Hawaii's economy. In recent years, Hawaii's economy has experienced very slow growth and therefore the level of contract drilling activity has declined. As events during recent years have demonstrated, any prolonged reduction or lack of growth in Hawaii's economy will depress the demand for the Company's contract drilling services. Such a decline could have a material adverse effect on the Company's revenues and profitability.

Item 1.  Description of Business
         -----------------------

      (a)  General Development of Business
           -------------------------------

      Barnwell was incorporated in 1956. During its last three completed fiscal years, the Company was engaged in oil and natural gas exploration, development, production and sales in Canada and the United States, investment in leasehold land in Hawaii, and water well drilling and water pumping system installation and repair in Hawaii. The Company's oil and natural gas activities comprise its largest business segment. Approximately 79% of the Company's revenues for the fiscal year ended September 30, 1998 were attributable to its oil and natural gas activities. The Company's contract drilling activities accounted for 13% of the Company's revenues in fiscal 1998, with natural gas processing and other revenues comprising the remaining 8% of fiscal 1998 revenues. Approximately 86% of the Company's capital expenditures for the fiscal year ended September 30, 1998 were attributable to oil and natural gas activities, 11% to land investment and 3% to other activities. The Company had no land investment revenue in 1998; land investment revenues relate to sales of leasehold interests and development rights, which do not occur every year.

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

      (ii) Contract  Drilling.
           ------------------

     The Company's wholly-owned subsidiary, Water Resources International, Inc. ("WRI"), drills water wells and installs and repairs water pumping systems in Hawaii. WRI owns and operates four rotary drill rigs, one rotary drill/workover rig, and pump installation and service equipment, and maintains drilling materials and pump inventory in Hawaii. WRI contracts are usually fixed price contracts that are either negotiated with private individuals or entities, or are obtained through competitive bidding with various local, state and federal agencies.

      (iii) Land Investment.
            ---------------

     The Company owns a 50.1% controlling interest in Kaupulehu Developments, a Hawaii general partnership. Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, a planned second golf course, and single and multiple family residential units on land acquired from Kaupulehu Developments. Kaupulehu Developments currently owns development rights in approximately 100 acres of residentially zoned leasehold land and leasehold rights in approximately 2,100 acres of land located in the North Kona District of the Island of Hawaii.

      (b)  Financial Information about Industry Segments
           ---------------------------------------------

      Revenues of each industry segment for the fiscal years ended September 30, 1998, 1997 and 1996 are summarized as follows (all revenues were from unaffiliated customers with no intersegment sales or transfers):

                          1998              1997               1996
                    ----------------  -----------------  ----------------
Oil and natural gas $ 9,400,000  79%  $ 11,520,000  78%  $10,660,000  75%
Contract drilling     1,510,000  13%     2,160,000  14%    2,650,000  19%
Other                   920,000   7%       873,000   6%      717,000   5%
                    ----------- ----  ------------ ----  ----------- ----
Revenues from
  segments           11,830,000  99%    14,553,000  98%   14,027,000  99%
Interest income          90,000   1%       277,000   2%      153,000   1%
                    ----------- ----  ------------ ----  ----------- ----
  Total revenues    $11,920,000 100%  $ 14,830,000 100%  $14,180,000 100%
                    =========== ====  ============ ====  =========== ====

      For further discussion see Note 11 (Segment and Geographic Information) and Note 13 (Concentrations of Credit Risk) of "Notes to Consolidated Financial Statements" in Item 7.

      (c)  Narrative Description of Business
           ---------------------------------

      See the table above in Item 1(b) detailing revenue of each industry segment and description of each industry segment of the Company's business under
Item 2.

      As of September 30, 1998, Barnwell employed 37 employees, all on a full-time basis. Ten (10) are employed in oil and natural gas activities, 16 are employed in contract drilling, and 11 are members of the corporate and administrative staff.

      For further discussion see "Governmental Regulation" and "Competition" sections in Item 2 hereof.

(d)   Financial Information about Foreign and Domestic Operations and
      ---------------------------------------------------------------
      Export Sales
      ------------

      Revenues, operating profit or loss and identifiable assets by geographic area for the three years ended and as of September 30, 1998, 1997 and 1996 are set forth in Note 11 (Segment and Geographic Information) of "Notes to Consolidated Financial Statements" in Item 7.

Item 2.  Description of Property
         -----------------------

      OIL AND NATURAL GAS OPERATIONS
      ------------------------------

General
-------

      Barnwell's investments in oil and natural gas properties consist of investments in Canada, principally in the Province of Alberta, with minor holdings in Saskatchewan. These property interests are principally held under governmental leases or licenses. Under the typical Canadian provincial governmental lease, Barnwell must perform exploratory operations and comply with certain other conditions. Lease terms vary with each province, but, in general, grant Barnwell the right to remove oil, natural gas and related substances subject to payment of specified royalties on production.

      Barnwell participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest. The Company also evaluates proposals by third parties for participation in other exploratory and developmental opportunities. All exploratory and developmental operations are evaluated by Barnwell's Calgary, Alberta staff along with independent consultants as necessary. In fiscal 1998, Barnwell participated in exploratory and developmental operations in the Canadian Province of Alberta, and in the states of Michigan and North Dakota, although Barnwell does not limit its consideration of exploratory and developmental operations to these areas.

      Barnwell's producing natural gas properties are located principally in Alberta. The Province of Alberta determines its royalty share of natural gas by using a reference price that averages all natural gas sales in Alberta. In fiscal 1998, the weighted average royalty paid on natural gas from the Dunvegan Unit, Barnwell's principal oil and natural gas property, increased to 23%, as compared to 19% in fiscal 1997. The weighted average royalty paid on all of the Company's natural gas was approximately 21% in fiscal 1998 versus 18% in fiscal 1997.

      In fiscal 1998, 97% of Barnwell's oil production was from properties located in Alberta. Royalty rates under government leases in Alberta are based on the selling price of oil and production volumes. In fiscal 1998, the weighted average royalty paid on oil was approximately 19%.

      Unit sales and prices of natural gas are typically higher in the winter than at other times due to demand for heating. Unit sales and prices of oil are also subject to seasonal fluctuations, but to a lesser degree.

Well Drilling Activities
------------------------

      During fiscal 1998, the Company participated in the drilling of 50 development wells and 9 exploratory wells, of which, in the Company's view, 45 are capable of production. The Company also participated in the recompletion of 14 wells. The most significant drilling operations took place in the Dunvegan, Chauvin, and Red Earth areas of Alberta.

      In fiscal 1998, almost 75% of the wells drilled in which the Company participated were in its major properties. Multi-well programs took place in Dunvegan, Chauvin, Manyberries, Red Earth, Thornbury, Pouce Coupe and Belloy with varying degrees of success.

      In the Dunvegan Unit (where the Company holds an 8.9% interest), the Company participated in 5 wells, 2 of which were high cost horizontal wells. The results of the program are still being evaluated, and will impact future drilling plans for the unit.

      In the Debolt BB pool in the Dunvegan area (where the Company holds a 10.3% interest), two horizontal oil wells, two injection wells and a water source well were drilled and a battery was constructed during the year. The pool commenced production in September 1998 at choked back rates of approximately 500 gross barrels per day.

      In the Chauvin Sparky Unit (where the Company holds a 19.2% interest), a successful 6 well infill drilling program was undertaken. Initial oil rates from these wells increased unit production by almost 25% during the year.

      At Red Earth (where the Company holds a 24.7% interest), the Company participated in drilling 3 Granite Wash oil wells which are currently producing over 250 gross barrels per day of oil.

      In addition, the Company drilled 4 wells in Alberta on 3 internally generated projects. All wells were cased and completed. At Sunnynook, the Company (holding a 44% interest after payout) drilled a Glauconite gas well which is currently producing 1.5 MMCF ("MMCF" means 1,000,000 cubic feet and "MCF" means 1,000 cubic feet) per day. At Rat Creek, a Rock Creek oil well was drilled (the Company has a 32% interest after payout) and currently produces at 35 gross barrels per day of oil. The other two wells drilled at Wilson Creek for Belly River oil are currently shut-in pending workovers.

      In November 1996, the Company entered into a participation agreement with KEP Energy Resources, LLC and Presco Inc. to develop natural gas and oil reserves in the Central Basin in Michigan.

      The initial drilling program in Michigan included one new well, and seven existing well bores, which were re-entered with the goal of producing natural gas. One well was commercial and seven were non-commercial wells. A second drilling program, comprised of six wells, commenced in 1998 in order to more fully evaluate the extensive land position acquired in the Michigan Basin. The target for three of the wells was the deep natural gas targeted in the initial program, with the other three wells targeting shallower oil formations. These six wells were not commercial.

      Under the full cost method of accounting, the amount of oil and natural gas properties' capitalized costs less accumulated depletion (on a country by country basis) is subject to a ceiling test limitation that requires any excess of such costs over the present value of estimated future cash flows from proved reserves to be expensed. As of March 31, 1998, the Company's investment in the Michigan Basin prospect was determined to be impaired and was transferred to the amortization base. Upon transfer, capitalized oil and natural gas properties' costs in the United States exceeded the full cost ceiling test limitation and, accordingly, the Company recorded a non-cash write-down of $2,070,000 in the quarter ended March 31, 1998. Due to further declines in oil prices and disappointing seismic and drilling results in North Dakota, the Company abandoned its U.S. oil and natural gas prospects and recorded an additional U.S. ceiling test write-down of $660,000 during the quarter ended June 30, 1998 to fully write-off its investment in U.S. oil and natural gas properties.

      The following table sets forth more detailed information with respect to the number of exploratory ("Exp.") and development ("Dev.") wells drilled and acquired for the fiscal years ended September 30, 1998, 1997 and 1996 in which the Company participated:

                                             Total
         Productive  Productive  Acquired  Productive
         Oil Wells   Gas Wells     Wells     Wells      Dry Holes   Total Wells
         ----------- ----------- --------- ----------   ---------   -----------
         Exp.   Dev. Exp.   Dev. Exp. Dev. Exp.  Dev.   Exp. Dev.   Exp.   Dev.
         ----   ---- ----   ---- ---- ---- ----  ----   ---- ----   ----  -----
1998
----
Gross*   1.00  20.00   -   24.00   -    -  1.00 44.00   8.00 6.00   9.00  50.00
Net*     0.18   3.36   -    1.51   -    -  0.18  4.87   1.20 0.37   1.38   5.24

1997
----
Gross*   4.00  25.00 3.00  21.00   -    -  7.00 46.00  10.00 9.00  17.00  55.00
Net*     0.72   2.92 0.14   2.27   -    -  0.86  5.19   0.80 1.13   1.66   6.32

1996
----
Gross*   3.00  10.00 5.00   9.00   -  3.00 8.00 22.00   6.00 4.00  14.00  26.00
Net*     0.55   1.63 0.94   1.20   -  0.34 1.49  3.17   0.94 0.57   2.43   3.74

----------------------------------
* The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but .50 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

      The Dunvegan Unit, the Company's principal property located in Alberta, Canada, has over 140 natural gas wells comprising a total of 195 producing well zones. In fiscal 1998, the Company spent $1,750,000 to further develop the property. An attempt was made by the operator to test the limits of the field, the results of which are still being evaluated.

Oil and Natural Gas Production
------------------------------

      In fiscal 1998, approximately 54%, 36% and 10% of the Company's oil and natural gas revenues were from the sale of natural gas, the sale of oil (including liquids) and the royalty tax credit, respectively.

      In fiscal 1998, the Company's natural gas production in fiscal 1998 averaged net sales volume after royalties of 10,100 MCF per day, a decrease of 5% from 10,600 MCF per day in fiscal 1997. This decrease was due to expected natural declines in production from some of the Company's mature properties (Dunvegan, Hillsdown, Charlotte Lake, Thornbury, and Pouce Coupe). Dunvegan continues to contribute about 47% of the Company's natural gas production.

      In fiscal 1998, oil sales averaged net production of 575 barrels per day, an increase of 6% from fiscal 1997. The Company's major oil producing properties are the Red Earth, Chauvin and Manyberries areas in Canada.

      In fiscal 1998, natural gas liquid sales averaged net production of 178 barrels per day, unchanged from fiscal 1997. Dunvegan provided 72% of the Company's fiscal 1998 natural gas liquids production. Other major natural gas liquids producing properties are the Hillsdown, Pembina and Pouce Coupe areas in Alberta.

      In fiscal 1997, approximately 49%, 43% and 8% of the Company's oil and natural gas revenues were from the sale of natural gas, the sale of oil (including liquids) and the royalty tax credit, respectively.

      The following table summarizes (a) Barnwell's net production for the last three fiscal years, based on sales of crude oil, natural gas, condensate and other natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Barnwell's net production in fiscal 1998 was derived primarily from the Province of Alberta. All dollar amounts in this table are in U.S. dollars.

                                              Year Ended September 30,
                                     -------------------------------------------
                                         1998            1997           1996
                                     -------------   -------------  ------------
Annual net production:
       Natural gas liquids (BBLS)*      65,000           65,000        73,000
       Oil (BBLS)*                     210,000          199,000       206,000
       Natural gas (MCF)*            3,684,000        3,852,000     4,347,000

Annual average sale price
  per unit of production:
       BBL of liquids**                 $11.36          $17.55         $13.40
       BBL of oil**                     $13.02          $19.55         $17.38
       MCF of natural gas**             $ 1.38          $ 1.45         $ 1.14

Annual average production cost
  per MCFE produced*****                $ 0.61          $ 0.62         $ 0.57

      The following table sets forth the gross and net number of productive wells Barnwell has an interest in as of September 30, 1998.

Productive Wells
----------------

                                Productive Wells***
                            ----------------------------
                             Gross****       Net****
                            ------------  --------------
Location                     Oil   Gas     Oil    Gas
----------------------      ------ -----  ------ -------
Canada
------
  Alberta                     188   353    48.64   42.05
  Saskatchewan                  3    21     0.25    3.55
                            ------ -----  ------ -------
Total                         191   374    48.89   45.60
                            ====== =====  ====== =======

-------------------------------
*     When used in this  report,  "MCF" means 1,000 cubic feet of natural gas at
      14.65 psia and 60 degrees F and the term "BBLS" means stock tank barrels of oil equivalent to 42 U.S. gallons.
** Calculated on revenues before royalty expense and royalty tax credit divided by gross production.
*** Seventy-two gross natural gas wells have dual or multiple completions and six gross oil wells have dual completions.
****  Please see note (2) on the following table.
***** Natural gas liquids, oil and natural gas units were combined by converting barrels of natural gas liquids and oil to an MCF equivalent ("MCFE") on the basis of 5.8 MCF = 1 BBL.

Developed Acreage and Undeveloped Acreage
-----------------------------------------

      The following table sets forth certain information with respect to oil and natural gas properties of Barnwell as of September 30, 1998:

                                                                 Developed and
                          Developed           Undeveloped         Undeveloped
                         Acreage(1)           Acreage(1)           Acreage(1)
                    -------------------- -------------------- ------------------
Location             Gross(2)    Net(2)   Gross(2)    Net(2)   Gross(2)   Net(2)
------------------- ---------- --------- ---------- --------- ---------- -------
Canada
------
  Alberta             249,395    36,467    179,942   38,459    429,337   74,926
  British Columbia        483        40      2,789      284      3,272      324
  Saskatchewan          3,696       543        200       11      3,896      554
U.S.
----
  North Dakota           -         -        23,330   10,916     23,330   10,916
                      -------    ------    -------  -------    -------   ------
Total                 253,574    37,050    206,261   49,670    459,835   86,720
                      =======    ======    =======  =======    =======   ======

      Barnwell's leasehold interests in its undeveloped acreage, if not developed, expire over the next five fiscal years as follows: 21% expire during fiscal 1999; 23% expire during fiscal 2000; 33% expire during fiscal 2001; 14% expire during fiscal 2002 and 9% expire during fiscal 2003. There can be no assurance that the Company will be successful in renewing its leasehold interests in the event of expiration.

      Barnwell's undeveloped acreage includes major concentrations in Alberta at Thornbury (6,604 net acres), Archie (4,000 net acres), and Boulder (2,880 net acres), and in the state of North Dakota (10,916 net acres).

Reserves
--------

      The amounts set forth in the table below, prepared by Paddock Lindstrom and Associates, Ltd., Barnwell's independent reservoir engineering consultants, summarize the estimated net quantities of proved developed producing reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of September 30, 1998, 1997 and 1996 on all properties in which Barnwell has an interest. These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any other federal authority or agency since October 1, 1980.

-----------------------------
(1) "Developed Acreage" includes the acres covered by leases upon which there are one or more producing wells. "Undeveloped Acreage" includes acres covered by leases upon which there are no producing wells and which are maintained in effect by the payment of delay rentals or the commencement of drilling thereon.

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

Proved Developed Producing Reserves
-----------------------------------
                                               September 30,
                                  -----------------------------------------
                                      1998          1997           1996
                                  ------------  ------------   ------------
Oil - barrels (BBLS)
   (including condensate and
   natural gas liquids)             2,109,000     2,087,000      2,108,000
Natural gas - thousand
   cubic feet (MCF)                28,306,000    29,483,000     33,096,000


Total Proved Developed Reserves
   (Includes Proved
Developed Producing Reserves)
-----------------------------
                                               September 30,
                                  -----------------------------------------
                                     1998          1997           1996
                                  ------------  ------------   ------------
Oil - barrels (BBLS)
   (including condensate and
   natural gas liquids)             2,413,000     2,613,000      2,374,000
Natural gas - thousand
   cubic feet (MCF)                40,561,000    43,951,000     46,252,000

      As of September 30, 1998, essentially all of Barnwell's proved developed producing and total proved developed reserves were located in the Province of Alberta, with minor volumes located in the Province of Saskatchewan.

      During fiscal 1998, Barnwell's total net proved developed reserves, including proved developed producing reserves, of oil, condensate and natural gas liquids decreased moderately by 200,000 barrels, and total net proved developed reserves of natural gas decreased by 3,390,000 MCF. The decrease in oil, condensate and natural gas liquids reserves was the net result of production during the year of 275,000 barrels, and the addition of 191,000 barrels from the drilling of productive oil wells, and the independent engineer's 116,000 barrel downward revision of the Company's oil reserves. Barnwell's proved developed natural gas reserves decreased as a net result of production during the year of 3,684,000 MCF, sale of reserves of 46,000 MCF, the independent engineer's 1,370,000 MCF downward revision of the Company's natural gas reserves, and the addition of 1,710,000 MCF from the drilling of productive natural gas wells.

      Barnwell's working interest in the Dunvegan Unit accounted for approximately 62% of its total proved developed natural gas reserves at both September 30, 1998 and 1997, and approximately 28% of proved developed oil and condensate reserves at September 30, 1998, as compared to approximately 31% of proved developed oil and condensate reserves at September 30, 1997.

      The following table sets forth the Company's oil and natural gas reserves at September 30, 1998, by property name, based on information prepared by
Paddock Lindstrom and Associates, Ltd., Barnwell's independent reservoir engineering consultant. Gross reserves are before the deduction of royalties; net reserves are after the deduction of royalties net of the Alberta Royalty Tax Credit. This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at the date of the projection. Oil, which includes natural gas liquids, is shown in thousands of barrels ("MBBLS") and natural gas is shown in millions of cubic feet ("MMCF").


                  OIL AND NATURAL GAS RESERVES AT SEPTEMBER 30, 1998

                            Total Producing                    Total Proved
                    --------------------------------- --------------------------------
                         Oil               Gas             Oil              Gas
                    ---------------  ---------------- --------------- ----------------
                    GROSS     NET    GROSS     NET    GROSS    NET     GROSS    NET
                       (MBBLS)           (MMCF)          (MBBLS)          (MMCF)
                    ---------------  ---------------- --------------- ----------------
Property Name
-------------
Dunvegan Unit          602    524    20,966  19,255     780     683   27,158   24,980
Dunvegan Non-Unit       94     92       393     361      97      95    1,004      923
Hillsdown              122    109     1,901   1,734     184     167    2,497    2,276
Thornbury                -      -     2,203   2,059       -       -    2,567    2,402
Manyberries            115    112        62      54     125     122      621      543
Pouce Coupe              6      5     1,004     914      12      10    1,807    1,648
Red Earth              922    910         -       -     957     946        -        -
Pembina                 16     14       404     373      16      14      404      373
Barrhead                 3      3       421     401       3       3      437      417
Bashaw                   -      -        81      75       -       -       81       75
Belloy                   -      -       112     105       -       -      470      435
Brooks                   -      -        71      66       -       -       71       66
Cessford                 3      3         -       -       3       3        -        -
Charlotte Lake          26     25       570     539      26      25      968      913
Chauvin                119    116         -       -     119     116        -        -
Clear Hills              1      1         -       -       1       1        -        -
Coyote                   -      -         7       7       -       -        7        7
Cyn-Pem                 22     22         -       -      22      22        -        -
Faith                    -      -         -       -       -       -    1,026      942
Gilby                    3      3       226     210       3       3      226      210
Gilwood                  -      -         -       -       -       -       96       83
Highvale                23     23        80      71      23      23       80       71
Hilda                    -      -        31      30       -       -       31       30
Lanaway                  -      -         -       -       -       -      203      182
Leduc                    -      -         -       -       -       -      204      198
Majeau Lake              -      -        28      26       -       -       28       26
Medicine River          80     76       134     117      85      81      256      225
Mikwan                   1      1        43      41       1       1       43       41
Mitsue                   -      -        10       9       -       -       13       12
Rainbow                  1      1         -       -       1       1        -        -
Richdale                 -      -         -       -       -       -      178      167
Staplehurst              -      -         -       -      16      16        -        -
Sunnynook                4      3     1,001     929       4       3    1,001      929
Wood River              33     32       253     238      33      32      253      238
Worsley                  3      3        43      40       3       3       43       40
Zama                    28     28       336     300      43      40    1,930    1,757
Hatton, Saskatchewan     -      -       494     352       -       -      494      352
Webb, Saskatchewan       3      3         -       -       3       3        -        -
                     -----  -----    ------  ------   -----   -----   ------   ------

  TOTAL              2,230  2,109    30,874  28,306   2,560   2,413   44,197   40,561
                     =====  =====    ======  ======   =====   =====   ======   ======

           Properties are located in Alberta, Canada unless otherwise noted.

Estimated Future Net Revenues
-----------------------------

      The following table sets forth Barnwell's "Estimated Future Net Revenues" from total proved oil, natural gas and condensate reserves and the present value of Barnwell's "Estimated Future Net Revenues" (discounted at 10%). Estimated future net revenues for total proved developed reserves are net of estimated development costs. Net revenues have been calculated using current sales prices and costs, after deducting all royalties, operating costs, future estimated capital expenditures, and income taxes.

                                      Proved Developed          Total
                                          Producing       Proved Developed
                                          Reserves            Reserves
                                      ------------------  ------------------
Year ending September 30,

                   1999                  $ 4,841,000        $ 4,549,000
                   2000                    3,903,000          4,384,000
                   2001                    3,179,000          4,256,000
                   Thereafter             16,357,000         23,835,000
                                         -----------        -----------
                                         $28,280,000        $37,024,000
                                         ===========        ===========

Present value (discounted at 10%)
  at September 30, 1998                  $17,226,000        $22,673,000
                                         ===========        ===========

Marketing of Oil and Natural Gas
--------------------------------

      Barnwell sells substantially all of its oil and condensate production under short-term contracts between itself or the operator of the property and marketers of oil. The price of oil is freely negotiated between the buyers and sellers.

      Natural gas sold by the Company is generally sold under both long-term and short-term contracts with prices indexed to market prices and renegotiated annually. The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers. In 1998, the Company took most of its oil and natural gas "in kind" where the Company markets the products instead of having the operator of a producing property market the products on the Company's behalf.

      In fiscal 1998, natural gas production from the Dunvegan Unit was responsible for approximately 47% of the Company's natural gas revenues. In fiscal 1998, the Company had one significant customer that accounted for 23% of the Company's oil and natural gas revenues. A substantial portion of Barnwell's Dunvegan natural gas production and natural gas production from other properties is sold to aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers.

Governmental Regulation
-----------------------

      The jurisdictions in which the oil and natural gas properties of Barnwell are located have regulatory provisions relating to permits for the drilling of wells, the spacing of wells, the prevention of oil and natural gas waste, allowable rates of production and other matters. The amount of oil and natural gas produced is subject to control by regulatory agencies in each province and state that periodically assign allowable rates of production. The Province of Alberta also regulates the volume of natural gas that may be removed from the province and the conditions of removal.

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

      In Alberta, a producer of oil or natural gas is entitled to a credit against the royalties payable to the Crown by virtue of the Alberta Royalty Tax Credit ("ARTC") program. The ARTC rate is based on a price-sensitive formula and varies between 75% at prices below a specified royalty tax credit reference price decreasing to 25% at prices above a specified royalty tax credit reference price. The ARTC will be applied to a maximum annual amount of $2,000,000 Canadian dollars of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlements to ARTC will generally not be eligible for ARTC. The rate is established quarterly based on the average royalty tax credit reference price, as determined by the Alberta Department of Energy. The royalty tax credit reference price is based on a weighted average oil and gas price.

      The Province of Alberta has stated that changes in the ARTC will be announced three years in advance. The ARTC program has been in effect in various forms since 1974 and the Company anticipates that it will be continued in some form for the foreseeable future. If the ARTC is not continued, it will have a material adverse effect on the Company.

Competition
-----------

      The majority of Barnwell's natural gas sales take place in Alberta, Canada and the remainder is sold in the mid-continental United States, northeastern United States and the northern California area. Natural gas prices in Alberta are generally very competitive as there is a significant supply of shut-in natural gas. This situation is expected to improve in late 1998 as new pipeline capacity comes onstream, improving access to U.S. markets. Northern California prices are also competitive and are influenced by competition from producers in the southwestern United States (Texas, etc.). Barnwell's oil and natural gas liquids are sold in Alberta and North Dakota with prices determined by the world price for oil.

      The Company competes in the sale of oil and natural gas on the basis of price, and on the ability to deliver product. The oil and natural gas industry is intensely competitive in all phases, including the exploration for new production and reserves and the acquisition of equipment and labor necessary to conduct drilling activities. The competition comes from numerous major oil companies as well as numerous other independent operators. There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Barnwell is a minor participant in the industry and competes in its oil and natural gas activities with many other companies having far greater financial and other resources.

      CONTRACT DRILLING OPERATIONS
      ----------------------------

      Barnwell owns 100% of Water Resources International, Inc. ("WRI"). WRI drills water wells and installs and repairs water pumping systems in Hawaii, and has also drilled geothermal wells in Hawaii in previous years. WRI owns and operates four rotary drill rigs, one rotary drill/workover rig and a two acre parcel of real estate near Hilo, Hawaii that is currently held for sale. WRI also leases a three-quarter of an acre maintenance facility in Honolulu and a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and maintains drill and pump inventory. As of September 30, 1998, WRI employed 16 drilling, pump and administrative employees, none of whom are union members.

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

      The Company's contract drilling subsidiary derived 42%, 73% and 42% of its contract drilling revenues in fiscal 1998, 1997, and 1996, respectively, pursuant to State of Hawaii and local county contracts. At September 30, 1998, the Company had accounts receivable from the State of Hawaii and local county entities totaling approximately $118,000. Additionally, the Company's contract drilling segment had a net receivable from a private developer totaling approximately $250,000. The Company has lien rights on contracts with the state of Hawaii and local county entities and with the aforementioned private developer.

      The Company's contract drilling segment currently operates in Hawaii and is not subject to seasonal fluctuations.

Activity
--------

      In fiscal 1998, WRI started three water well and three water well pump installation contracts and completed one water well and six pump installation contracts. The completed water well was started in the current fiscal year and four of the six completed water well pump installations were started in the prior year. Eighty-six percent (86%) of such well drilling and pump installation jobs, representing 42% of total contract drilling revenues in fiscal 1998, have been pursuant to government contracts. At September 30, 1998, WRI had a backlog of five water well drilling and ten pump installation and repair contracts, two and three of which, respectively, were in progress as of September 30, 1998.

      The dollar amount of the Company's backlog of firm well drilling and pump installation and repair contracts at December 1 is as follows:

                                            1998             1997
                                         ----------       ----------
      Well drilling                      $1,500,000       $    -
      Pump installation and repair          500,000        1,000,000
                                         ----------       ----------
                                         $2,000,000       $1,000,000
                                         ==========       ==========

      All of the contracts in backlog at December 1, 1998 are expected to be completed within fiscal year 1999.

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

      The Company expects competitive pressures within the industry to continue as demand for water well drilling and pump installation in Hawaii is not expected to increase significantly in the 1999 fiscal year.

      LAND INVESTMENT OPERATIONS
      --------------------------

      The Company owns a 50.1% controlling interest in Kaupulehu Developments, a Hawaii joint venture. Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, a planned second golf course, and single and multiple family residential units on land acquired from Kaupulehu Developments. Kaupulehu Developments currently owns development rights in approximately 100 acres of residentially zoned leasehold land and leasehold rights in approximately 2,100 acres of land located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

      Kaupulehu Developments' residential development rights in the approximately 100 acres are under option to Hualalai Development Company, an affiliate of Kajima Corporation of Japan. If Hualalai Development Company exercises this option, the Company will receive a total of $16,157,000 in connection with its 50.1% interest in Kaupulehu Developments. The option expires on December 31, 1999, unless 20% of the total consideration is received on or before December 31, 1999; on April 30, 2003 unless 50% of the then remaining consideration is received on or before April 30, 2003; and the remainder of the option would then expire on April 30, 2007. There is no assurance that this option or any portion of it will be exercised.

      Kaupulehu Developments also holds leasehold rights in approximately 2,100 acres of land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu. Kaupulehu Developments is in the process of negotiating a revised development agreement and residential fee purchase prices with the lessor of the 2,100 acre parcel. Management cannot predict the outcome of these negotiations.

Activity
--------

      In June 1996, the State Land Use Commission ("LUC") approved Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of the 2,100 acres of land into the Urban District for resort/residential development. Subsequent to the LUC's approval, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the LUC's decision. The Third Circuit Court of the State of Hawaii upheld the Land Use Commission's approval of Kaupulehu Developments' rezoning request in all respects in a Decision and Order issued in August 1997. In November 1997, a notice of appeal was filed with the Supreme Court of the State of Hawaii by parties seeking to reverse the Third Circuit Court's decision. The Company anticipates that the Supreme Court of the State of Hawaii will rule on the appeal in 1999 and management cannot predict the outcome of such appeal.

      In addition to State of Hawaii approvals, Kaupulehu Developments must also obtain additional approvals from the County of Hawaii. In June 1998, the Kaupulehu Developments filed an Application for a Project District zoning ordinance and a Special Management Area ("SMA") Use Permit Petition with the County of Hawaii, requesting changes in zoning and use of approximately 1,000 of the 2,100 acres of land to allow residential, resort and commercial development. The SMA permit is granted by the Planning Commission of the County of Hawaii and the zoning ordinance is passed by the Hawaii County Council following recommendations for approval from the Planning Commission of the County of Hawaii and the Planning Committee of the Hawaii County Council. In December 1998, following a contested case hearing procedure conducted in November, the Planning Commission of the County of Hawaii granted the requested SMA use permit to Kaupulehu Developments to be effective when the zoning ordinance is adopted. The Planning Commission of the County of Hawaii and the Planning Committee of the Hawaii County Council have both made favorable recommendations for approval of the zoning ordinance, however, the Hawaii County Council has not as yet heard or taken action on the zoning ordinance. Management cannot predict the outcome of the county zoning petition and there is no assurance that these approvals will be forthcoming at any time.

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

      For the past several years, Hawaii's economy has experienced little or no growth and the real estate market has been slow. However, the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments' property is located, has experienced a significant increase over recent years in the number of and the median price of real estate sales. As of October 1998, the Hualalai Resort, located in the first phase of land interests rezoned and sold by Kaupulehu Developments, reports to have generated $172 million in sales in 91 transactions, for an average sales price of $1.9 million, since opening in late 1996. Management believes that the effects of the unstable Asian economies have not had a significant detrimental impact on sales at the Hualalai Resort area as the majority of the buyers in the area are reported to be from the western U.S.

Item 3.  Legal Proceedings
         -----------------

         In June 1996, the State Land Use Commission approved Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of land into the Urban District for resort/residential development. Subsequent to the Land Use Commission's approval, a notice of appeal was filed in the Third Circuit Court of the State of Hawaii by Ka Lahui Hawai'i, Kona Hawaiian Civic
Club, Protect Kohanaiki Ohana and Plan to Protect (collectively, the "Appellants") against the Land Use Commission, State of Hawaii; Office of State Planning, State of Hawaii; County of Hawaii Planning Department; and Kaupulehu Developments seeking to reverse the Land Use Commission's decision. The Third Circuit Court of the State of Hawaii upheld the Land Use Commission's approval of Kaupulehu Developments' rezoning request in all respects in a Decision and Order issued in August 1997. In November 1997, the Appellants filed a notice of appeal in the Supreme Court of the State of Hawaii seeking to reverse the Third Circuit Court's decision. The Company anticipates that the Supreme Court of the State of Hawaii will rule on the appeal in 1999 and management cannot predict the outcome of such appeal.

      The Company is involved in routine litigation and is subject to governmental and regulatory controls that are incidental to the business. The Company's management believes that routine claims and litigation involving the Company are not likely to have a material adverse effect on its financial position, results of operations or liquidity.

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

                                        PART II

Item 5.  Market For Common Equity and Related Stockholder Matters
         --------------------------------------------------------

      The principal market on which the Company's common stock is being traded is the American Stock Exchange. The following tables present the quarterly high and low closing prices, on the American Stock Exchange, for the registrant's common stock during the periods indicated:

Quarter Ended         High     Low      Quarter Ended        High     Low
-------------         ----     ---      -------------        ----     ---

December 31, 1996     19       15-1/2   December 31, 1997    20       16-1/4
March 31, 1997        20-7/8   18       March 31, 1998       17-5/8   16-1/4
June 30, 1997         19-3/4   17       June 30, 1998        16-7/8   14
September 30, 1997    22-1/2   18       September 30, 1998   14-3/8   12-3/8

      As of December 3, 1998, there were 1,316,952 shares of common stock, par value $.50, outstanding. There were approximately 400 holders of the common stock of the registrant as of December 3, 1998.

      In May 1995, quarterly dividend payments were suspended and remain suspended to date.

Item 6.     Management's Discussion and Analysis or Plan of Operation
            ---------------------------------------------------------

      LIQUIDITY AND CAPITAL RESOURCES
      -------------------------------

      The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including various forecasts, projections of Barnwell's future performance, statements of the Company's plans and objectives and other similar types of information. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions, including, but not limited to, those relating to the factors discussed below, in other portions of this Form 10-KSB, in the Notes to Consolidated Financial Statements, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, which could cause actual results to differ materially from those contained in such statements. These forward-looking statements speak only as of the date of filing of this Form 10-KSB, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

      Cash flows from operations were $2,961,000 in fiscal 1998, as compared to $7,449,000 in fiscal 1997, a decrease of $4,488,000. The decrease was principally due to lower operating results generated by both the oil and natural gas segment and the contract drilling segment. Significant declines in oil and natural gas liquids prices adversely impacted the oil and gas segment, and less contract drilling work, due to Hawaii's poor economy, adversely impacted the contract drilling segment. Oil and natural gas liquids prices declined 33% and 35%, respectively, from fiscal 1997 to fiscal 1998.

      Fiscal 1998 operating cash flows were also impacted by the payment of $900,000 of crown royalties accrued at September 30, 1997. As reported in the Company's 10-KSB for the year ended September 30, 1997, the Province of Alberta completed its royalty calculations in 1997 for calendar years 1994, 1995, 1996 and a portion of 1997. As a result of its initial calculations, the Province remitted $630,000 to the Company in August 1997 for estimated overpaid royalties. The Company recorded this receipt as a liability at September 30, 1997 as the Company had not overpaid royalties. In October 1997, after completion of its final calculations, the Province submitted a $900,000 invoice for underpaid royalties, which agreed with the Company's records; the Company paid this invoice in October 1997.

      The Company's revolving credit facility is with the Royal Bank of Canada for $19,000,000 Canadian dollars or its U.S. dollar equivalent of approximately $12,400,000 at September 30, 1998. The facility is reviewed annually with a primary focus on the future cash flows that will be generated by the Company's oil and natural gas properties. The next review is planned for February 1999. Subject to that review, the facility may be extended one year with no required debt repayments for one year, or converted to a 5-year term loan by the bank. If the facility is converted to a 5-year term loan, the Company has agreed to the following repayment schedule of the then outstanding balance: year 1 - 30%; year 2 - 27%; year 3 - 16%; year 4 - 14%; year 5 - 13%. The facility is collateralized by the Company's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties. No compensating bank balances are required on any of the Company's indebtedness under the facility.

      The Company has $2,000,000 of convertible notes outstanding at September 30, 1998, that are payable in 20 consecutive, equal quarterly installments beginning in October 1998. Interest is payable quarterly at a rate to be adjusted each quarter to the greater of 10% per annum or 1% over the prime rate of interest. The Company paid interest on these notes at the rate of 10% per annum throughout fiscal 1998. In 1998, the Company, through Kaupulehu Developments, obtained a $1,000,000 credit facility, increasable to $1,500,000 under certain conditions, with a Hawaii bank to finance the land investment segment's rezoning expenditures. Total available credit and outstanding borrowings under the land investment facility at September 30, 1998 amounted to $635,000 and $365,000, respectively. For more information on the Company's credit facilities, see Note 5 of "Notes to the Consolidated Financial Statements" in Item 7.

      At  September  30,  1998,  the  Company's   consolidated   cash  and  cash
equivalents amounted to $2,178,000 and available credit under the Royal Bank of Canada's revolving credit facility was approximately $700,000.

      The Company's oil and natural gas capital expenditures in fiscal 1998 totaled $6,969,000. The Company participated in drilling 59 wells of which 45 were successful. In fiscal 1998, the Company's capital expenditures for oil and natural gas properties increased $492,000 or 8% from the prior fiscal year. This was due to a significant increase in capital expenditures at Dunvegan, the Company's principal oil and gas property, where a new horizontal oil drilling program was implemented and an ethane extraction facility was constructed. Total capital expenditures at Dunvegan were $1,750,000. Significant capital expenditures were also made at Red Earth, Thornbury, Pembina and Manyberries.

      The following table sets forth the gross number of oil and natural gas wells the Company participated in drilling and purchased for each of the last three fiscal years:

                                                1998        1997       1996
                                              ---------   ---------  ---------

Development oil and natural
  gas wells drilled                               50          55        23

Exploratory oil and natural
  gas wells drilled                                9          17        14

Development oil and natural
  gas wells purchased                              -           -         3

Successful oil and natural
  wells drilled and purchased                     45          53        30

      The Company has reduced its oil and natural gas capital expenditures budget for fiscal 1999, as compared to the level of capital expenditures for fiscal 1998, due to the decline in oil prices. The Company's current estimate for fiscal 1999 capital expenditures is between $2,000,000 and $3,000,000.

      The following table sets forth the Company's capital expenditures for each of the last three fiscal years:

                                       1998             1997             1996
                                  ---------------  ---------------  ------------
Oil and natural gas - U.S.          $  960,000       $1,750,000       $  380,000
Oil and natural gas - Canada         6,009,000        4,727,000        4,669,000
                                    ----------       ----------       ----------
  Total oil and natural gas          6,969,000        6,477,000        5,049,000

Land investment                        862,000          733,000          646,000
Contract drilling                       91,000          189,000           53,000
Other                                  205,000           97,000          219,000
                                    ----------       ----------       ----------
  Total capital expenditures        $8,127,000       $7,496,000       $5,967,000
                                    ==========       ==========       ==========

Increase in total
  oil and natural gas capital
  expenditures from prior year      $  492,000       $1,428,000       $1,615,000
                                    ==========       ==========       ==========

      In fiscal 1998, $862,000 of the Company's capital expenditures were applicable to the rezoning of leasehold land in North Kona, Hawaii, from conservation to urban. These expenditures, comprised of legal, consulting and planning fees as well as capitalized interest, were funded by both the Company and through bank borrowings. As of September 30, 1998, the Company has advanced $1,565,000 to Kaupulehu Developments. As mentioned above, the Company, through Kaupulehu Developments, obtained a $1,500,000 credit facility with a Hawaii bank to finance future rezoning costs; borrowings under the facility amounted to $365,000 at September 30, 1998.

      Starting in 1997, the Company took more of its oil and natural gas "in kind" where the Company markets the products instead of having the operator of a producing property market the products on the Company's behalf. This has shortened the length of time that the Company's receivables are outstanding as Barnwell gets paid directly, instead of by the operator for the property.

      The Company believes its current cash balances, future cash flows from operations, capability to provide additional collateral, and available credit will be sufficient to fund its estimated capital expenditures, make the scheduled repayments on its convertible notes and land investment borrowings, and meet the repayment schedule on its Royal Bank of Canada facility, should the Company or the Royal Bank of Canada elect to convert the facility to a term loan.

      The Company did not receive any revenues in fiscal 1998, 1997, and 1996 related to its 50.1% interest in Kaupulehu Developments. Kaupulehu Developments' revenues specifically relate to sales of leasehold interests and development rights, which do not occur every year.

      The Company's computer systems are in the process of being upgraded. The Company expects to complete its information systems upgrades, which are represented to be Year 2000 compliant by respective vendors, by the summer of 1999. The Company estimates that the total combined internal and external cost of upgrading information systems specifically for Year 2000 compliance to be less than $30,000, and expects to fund these costs by utilizing cash flows from operations. Analysis of embedded technology issues, including, but not limited to, such items as microprocessors in petroleum and water pump controls, and potential impacts relating to third parties with which the Company has a material relationship is ongoing and to date has not brought to light evidence of potential negative impacts. Expenditures related to Year 2000 compliance in fiscal years 1998 and 1997 were not significant and were expensed as incurred.

      No amount of preparation and testing can guarantee Year 2000 compliance. Accordingly, the Company is developing contingency plans to overcome the most reasonably likely worst case scenarios which may result from failure by the Company or third parties to complete their Year 2000 initiatives on a timely basis. The Company expects to complete its contingency plans by September of 1999. Such contingency plans may include using alternative processes, such as manual procedures or work-around applications to substitute for non-compliant systems; arranging for alternate marketers, operators, and suppliers and service providers; and developing procedures internally and in collaboration with significant third parties to address compliance issues as they arise. There is particular difficulty in the assessment of Year 2000 compliance of third parties. Accordingly, the Company considers the potential disruptions caused by such parties to present the most reasonably likely worst case scenarios. Adverse effects on the Company could include business disruption, increased costs, delays of sales and other similar ramifications.

      The costs to address Year 2000 issues, the dates on which the Company believes that it will complete activities to address such issues and the Company's evaluation of third-party effects are estimates and subject to change. Actual results could differ from those currently anticipated. Factors that could cause such differences include, but are not limited to, the availability of key Year 2000 project personnel, the ability of systems vendors to meet their represented specifications and timetables, the Company's ability to respond to unforeseen Year 2000 complications, the readiness of third parties, the accuracy of third party assurances regarding Year 2000 compliance and similar uncertainties.

RESULTS OF OPERATIONS
---------------------

  Summary
  -------

      Barnwell reported a net loss of $3,890,000 in fiscal 1998, principally due to non-cash write-downs of $2,995,000. Due to unsuccessful drilling results in the Michigan Basin prospect, the Company and its joint venture partners discontinued development of the prospect. Accordingly, the Company wrote off its entire investment in the prospect, including additional costs for estimated site restoration and abandonment. This write-off totalled $1,600,000. In addition, due to unfavorable drilling results and a significant decline in oil prices, the Company abandoned its remaining U.S. oil and gas prospects during fiscal 1998 and recorded a write-off of such properties of $1,130,000. The Company also wrote down available-for-sale investment securities amounting to $95,000 and contract drilling land and land improvements held for sale amounting to $170,000 as a result of recent declines in the market values of these assets. The aforementioned write-downs, coupled with decreases of 33%, 35% and 5% in oil, liquids and natural gas prices, respectively, and negative contract drilling margins, resulted in the net loss for the Company of $3,890,000 in fiscal 1998, a decrease of $4,940,000 from net earnings of $1,050,000 in fiscal 1997.

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

Oil and Natural Gas
-------------------

Selected Operating Statistics

      The following tables set forth the Company's annual net production and annual average price per unit of production for fiscal 1998 as compared to fiscal 1997, and fiscal 1997 as compared to fiscal 1996.

Fiscal 1998 - Fiscal 1997
-------------------------
                                        Annual Net Production
                        -------------------------------------------------------
                                                              Increase
                                                             (Decrease)
                                                     --------------------------
                            1998          1997           Units          %
                        ------------  ------------   ------------  ------------
  Liquids (Bbl)*            65,000        65,000          -             -
  Oil (Bbl)*               210,000       199,000        11,000          6%
  Natural gas (MCF)**    3,684,000     3,852,000      (168,000)        (4%)

                                    Annual Average Price Per Unit
                        -------------------------------------------------------
                                                              Increase
                                                             (Decrease)
                                                     --------------------------
                            1998          1997            $             %
                        ------------  ------------   ------------  ------------
  Liquids (Bbl)*          $11.36        $17.55         $(6.19)        (35%)
  Oil (Bbl)*              $13.02        $19.55         $(6.53)        (33%)
  Natural gas (MCF)**     $ 1.38        $ 1.45         $(0.07)         (5%)


Fiscal 1997 - Fiscal 1996
-------------------------
                                        Annual Net Production
                        -------------------------------------------------------
                                                              Increase
                                                             (Decrease)
                                                     --------------------------
                            1997          1996           Units          %
                        ------------  ------------   ------------  ------------
  Liquids (Bbl)*            65,000        73,000        (8,000)       (11%)
  Oil (Bbl)*               199,000       206,000        (7,000)        (3%)
  Natural gas (MCF)**    3,852,000     4,347,000      (495,000)       (11%)


                                    Annual Average Price Per Unit
                        -------------------------------------------------------
                                                              Increase
                                                             (Decrease)
                                                     --------------------------
                            1997          1996            $             %
                        ------------  ------------   ------------  ------------
  Liquids (Bbl)*          $17.55        $13.40         $ 4.15          31%
  Oil (Bbl)*              $19.55        $17.38         $ 2.17          12%
  Natural gas (MCF)**     $ 1.45        $ 1.14         $ 0.31          27%

       *Bbl = stock tank barrel equivalent to 42 U.S. gallons
      **MCF = 1,000 cubic feet

      Oil and natural gas revenues decreased $2,120,000 or 18% in fiscal 1998, as compared to fiscal 1997, due to significant decreases in the average price received for oil and natural gas liquids, and a 5% decrease in average gas prices received. In addition, gas volumes decreased slightly, 4%, as compared to fiscal 1997. This production decline was the result of normal production declines at the Company's mature properties exceeding new production coming on line. The decreases were partially offset by a 6% increase in oil volumes brought about by new oil wells.

      Operating expenses were relatively unchanged, decreasing $103,000 (3%) in fiscal 1998, as compared to fiscal 1997. The Company expects oil and natural gas operating expenses to increase on par with inflation due to competitive pressures for services in the oil industry offset by higher costs associated with certain older properties.

      Oil and natural gas revenues increased $860,000 or 8% in fiscal 1997, as compared to fiscal 1996, due to price increases for natural gas liquids (31%), natural gas (27%), and oil (12%), partially offset by 11% declines in both natural gas and natural gas liquids production and a 3% decline in oil production. The decline in production was due to production declines in the Company's more mature properties and to the reduction of its interest in producing gas reserves in the Thornbury property due to the rationalization of the Company's Thornbury property.

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

      Contract drilling revenues decreased $650,000 (30%) in fiscal 1998, as compared to fiscal 1997, due primarily to lower demand for both water well drilling work and pump installation and to increased competition for these fewer jobs. The increase in competition has driven contract bid prices down, resulting in lower revenues and contract margins. Contract drilling operating costs remained fairly constant (decreased $28,000 or 2%). As a result of the decrease in contract prices, contract drilling operating results before depreciation decreased to a loss of $482,000 in fiscal 1998, as compared to an operating profit before depreciation of $310,000 in fiscal 1997. Included in fiscal 1998's operating results is a $170,000 write-down of a contract drilling yard held for sale.

      The Company expects competitive pressures within the industry to continue as demand for water well drilling and pump installation in Hawaii is not expected to increase significantly in the 1999 fiscal year. In an effort to obtain drilling contracts, management investigated opportunities to relocate one drilling rig to the continental U.S. to drill for oil or natural gas. Unfortunately, the decline in oil prices has reduced the need for drilling rigs and no attractive opportunities were located.

      The Company has reduced its labor costs and was able to obtain two contracts totaling approximately $1,500,000 in late fiscal 1998. At September 30, 1998 the Company had two drilling rigs operating concurrently and had a backlog of ten pump installation and repair contracts and five water well drilling contracts, three and two of which, respectively, were in progress as of September 30, 1998. These fifteen contracts represent a backlog of contract drilling revenues of approximately $2,000,000 as of December 1, 1998.

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

Investment in Land
------------------

      Kaupulehu Developments holds leasehold rights in approximately 2,100 acres of land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu. In June 1996, the State Land Use Commission ("LUC") approved Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of the 2,100 acres of land into the Urban District for resort/residential development. Subsequent to the LUC's approval, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the LUC's decision. The Third Circuit Court of the State of Hawaii upheld the Land Use Commission's approval of Kaupulehu Developments' rezoning request in all respects in a Decision and Order issued in August 1997. In November 1997, a notice of appeal was filed with the Supreme Court of the State of Hawaii by parties seeking to reverse the Third Circuit Court's decision. The Company anticipates that the Supreme Court of the State of Hawaii will rule on the appeal in 1999 and management cannot predict the outcome of such appeal.

      In addition to State of Hawaii approvals, Kaupulehu Developments must also obtain additional approvals from the County of Hawaii. In June 1998, the Kaupulehu Developments filed an Application for a Project District zoning ordinance and a Special Management Area ("SMA") Use Permit Petition with the County of Hawaii, requesting changes in zoning and use of approximately 1,000 of the 2,100 acres of land to allow residential, resort and commercial development. The SMA permit is granted by the Planning Commission of the County of Hawaii and the zoning ordinance is passed by the Hawaii County Council following recommendations for approval from the Planning Commission of the County of Hawaii and the Planning Committee of the Hawaii County Council. In December 1998, following a contested case hearing procedure conducted in November, the Planning Commission of the County of Hawaii granted the requested SMA use permit to Kaupulehu Developments to be effective when the zoning ordinance is adopted. The Planning Commission of the County of Hawaii and the Planning Committee of the Hawaii County Council have both made favorable recommendations for approval of the zoning ordinance, however, the Hawaii County Council has not as yet heard or taken action on the zoning ordinance. Management cannot predict the outcome of either the state or county petitions and there is no assurance that these approvals will be forthcoming at any time.

      Costs related to the rezoning of the conservation land are capitalized and included in the consolidated balance sheets under the caption, "Investment in Land." Such costs, comprised of legal, consulting and planning fees as well as capitalized interest, amounted to $862,000, $733,000, and $646,000 for fiscal 1998, 1997, and 1996, respectively. For additional information regarding
Investment in Land, refer to Note 4 in the Notes to Consolidated Financial Statements.

      For the past several years, Hawaii's economy has experienced little or no growth and the real estate market has been slow. However, the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments' property is located, has experienced a significant increase over recent years in the number of and the median price of real estate sales. As of October 1998, the Hualalai Resort, located in the first phase of land interests rezoned and sold by Kaupulehu Developments, reports to have generated $172 million in sales in 91 transactions, for an average sales price of $1.9 million, since opening in late 1996. Management believes that the effects of the unstable Asian economies have not had a significant detrimental impact on sales at the Hualalai Resort area as the majority of the buyers in the area are reported to be from the western U.S.

Gas Processing and Other Income
-------------------------------

      Gas processing and other income decreased $140,000 (12%) in fiscal 1998, as compared to fiscal 1997, due to a decrease in interest income as a result of lower average cash balances.

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

Write-down of Oil and Natural Gas Properties and Other Assets
-------------------------------------------------------------

      In November 1996, the Company entered into a participation agreement with KEP Energy Resources, LLC and Presco Inc. to develop natural gas and oil reserves in the Central Basin in Michigan.

      The initial drilling program in Michigan included one new well, and seven existing well bores, which were re-entered with the goal of producing natural gas. One well was commercial and seven were non-commercial wells. A second drilling program, comprised of six wells, commenced in 1998 in order to more fully evaluate the extensive land position acquired in the Michigan Basin. The target for three of the wells was the deep natural gas targeted in the initial program, with the other three wells targeting shallower oil formations. These six wells were not commercial.

      Under the full cost method of accounting, the amount of oil and natural gas properties' capitalized costs less accumulated depletion (on a country by country basis) is subject to a ceiling test limitation that requires any excess of such costs over the present value of estimated future cash flows from proved reserves to be expensed. As of March 31, 1998, the Company's investment in the Michigan Basin prospect was determined to be impaired and was transferred to the amortization base. Upon transfer, capitalized oil and natural gas properties' costs in the United States exceeded the full cost ceiling test limitation and, accordingly, the Company recorded a non-cash write-down of $2,070,000 in the quarter ended March 31, 1998. Due to further declines in oil prices and disappointing seismic and drilling results in North Dakota, the Company abandoned its U.S. oil and natural gas prospects and recorded an additional U.S. ceiling test write-down of $660,000 during the quarter ended June 30, 1998 to fully write-off its investment in U.S. oil and natural gas properties.

      In fiscal 1998, the Company also wrote down $170,000 of land and land improvement costs related to a contract drilling yard held for sale due to a decline in the market value of the property, and $95,000 of available-for-sale securities due to a decline in market value deemed other than temporary.

      In fiscal 1997, the Company recorded a U.S. oil and natural gas properties ceiling test write-down of $270,000. This write-down was largely related to activities in North Dakota where one dry well was drilled, a producing oil well watered out and the independent engineer revised downward the estimate of reserves in the remaining North Dakota wells. Additionally, the disappointing results from the initial drilling program in the Michigan Basin prospect (8 wells were drilled, 1 of which was commercial), and a dry hole in Louisiana contributed to the write-down.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses increased $84,000 (3%) in fiscal 1998, as compared to fiscal 1997, due to general inflationary increases.

      General and administrative expenses increased $94,000 (3%) in fiscal 1997, as compared to fiscal 1996, also due to general inflationary increases.

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

Depreciation, Depletion and Amortization
----------------------------------------

      Depreciation, depletion and amortization expense increased $124,000 (4%) to $2,898,000 in fiscal 1998, as compared to $2,774,000 in fiscal 1997, due to an 11% increase in the depletion rate per MCF equivalent, partially offset by a decline in production volumes. The higher depletion rate is the result of increased extraction and processing costs for proven reserves. The increase in depletion was also partially offset by decreased depreciation expense resulting from certain water well drilling assets becoming fully depreciated in fiscal 1997.

      Depreciation, depletion and amortization expense decreased $186,000 (6%) to $2,774,000 in fiscal 1997, as compared to $2,960,000 in fiscal 1996, due to an 11% decline in natural gas production and a 5% decline in combined oil and liquids production and decreased depreciation expense resulting from certain water well drilling assets becoming fully depreciated in fiscal 1996. These items were partially offset by a 5% higher depletion rate per MCF equivalent.

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

Interest Expense
----------------

      Interest expense increased $98,000 (16%) in fiscal 1998, as compared to fiscal 1997, due primarily to higher average loan balances and interest rates. The average interest rate incurred during fiscal 1998 on the Company's $11,665,000 of debt with the Royal Bank of Canada increased to 6.67% as compared to 6.35% in fiscal 1997, the interest rate on the $2,000,000 of convertible notes in fiscal 1998 was unchanged at 10.00% per annum, and the average interest rate on Kaupulehu Developments' $365,000 of borrowings was 10.00% in fiscal 1998.

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

Foreign Currency Fluctuations
-----------------------------

      The Company conducts foreign operations in Canada. Consequently, the Company is subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. Foreign currency transaction gains and losses were not material in fiscal 1998, 1997 and 1996. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Taxes
-----

      In fiscal 1998, 1997, and 1996, the provision for income taxes does not bear a normal relationship to earnings because Canadian taxes were payable on the Canadian operations and losses from U.S. operations provide no foreign tax benefits.

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

Inflation
---------

      The effect of inflation on the Company has generally been to increase its cost of operations, interest cost (as a substantial portion of the Company's debt is at variable short-term rates of interest which tend to increase as inflation increases), general and administrative costs and direct costs associated with oil and natural gas production and contract drilling operations. In the case of contract drilling, the Company has not been able to increase its contract revenues to fully compensate for increased costs. In the case of oil and natural gas, prices realized by the Company are essentially determined by world prices for oil and western Canadian/California U.S. prices for natural gas.

New Statements of Financial Accounting Standards and Statements of Position
---------------------------------------------------------------------------

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items currently recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires reclassification of financial statements presented for earlier periods. The Company will adopt the provisions of SFAS No. 130 in the first quarter of fiscal 1999. The Company conducts operations in Canada and the assets and liabilities and income and expense items of the foreign operations are translated at exchange rates in effect as of and for the period ending on the financial statement date. The resulting translation gains and losses are accounted for in a stockholders' equity account entitled "Foreign currency translation adjustments." Under SFAS No. 130, these foreign currency translation gains and losses will be included as a component of comprehensive income. Foreign currency fluctuations can occur rapidly and management expects that these fluctuations will at times be material to comprehensive income. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

      In June  1997,  the FASB also  issued  SFAS No.  131,  "Disclosures  about
Segments of an Enterprise and Related Information." This statement provides guidance for public business enterprises in reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 131 in the first quarter of fiscal 1999. SFAS No. 131 requires restatement of comparative information presented for earlier periods. Management does not expect adoption of SFAS No. 131 will have a material effect on the Company's reported financial information.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement standardizes the disclosure requirements of SFAS No.'s 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 addresses disclosure only and does not change any of the measurement or recognition provisions provided for in SFAS No.'s 87, 88 or 106. This statement is effective for periods beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 132 in the first quarter of fiscal 1999. SFAS No. 132 requires restatement of comparative information presented for earlier periods. Management does not expect adoption of SFAS No. 132 will have a material effect on the Company's reported financial information.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs, including certain payroll and payroll-related costs, be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for fiscal years beginning after December 31, 1998. The Company plans to adopt the provisions of SOP 98-1 in the first quarter of fiscal 1999. Management estimates that the adoption of SOP 98-1 will not have a material effect on the Company's financial condition, results of operations or liquidity.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined when it will adopt SFAS No. 133. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities.

Item 7.     FINANCIAL STATEMENTS
            --------------------

                            Independent Auditors' Report
                            ----------------------------

The Board of Directors
Barnwell Industries, Inc.:

We have audited the consolidated financial statements of Barnwell Industries, Inc. and subsidiaries as listed in the index at Part III, Item 13. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Honolulu, Hawaii
December 4, 1998



                     BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
ASSETS
------                                                           September 30,
                                                          ---------------------------
CURRENT ASSETS:                                              1998             1997
                                                          -----------     -----------
  Cash and cash equivalents                               $ 2,178,000     $ 4,402,000
  Accounts receivable, net (Notes 3 and 13)                 1,593,000       2,065,000
  Royalty tax credit and taxes receivable                     350,000         223,000
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 3)                112,000          30,000
  Deferred income taxes (Note 6)                              130,000         100,000
  Inventories and other current assets                        263,000         132,000
                                                          -----------     -----------
    TOTAL CURRENT ASSETS                                    4,626,000       6,952,000
                                                          -----------     -----------

INVESTMENT IN LAND (Notes 4 and 5)                          2,710,000       1,848,000
                                                          -----------     -----------

OTHER ASSETS                                                  213,000         491,000
                                                          -----------     -----------

PROPERTY AND EQUIPMENT (Notes 5 and 10):
  Land                                                        478,000         631,000
  Oil and natural gas properties
    (full cost accounting):
    Properties being amortized                             44,842,000      44,369,000
    Properties not subject to amortization                    628,000       2,405,000
  Drilling rigs and equipment                               7,934,000       8,104,000
  Other property and equipment                              2,335,000       2,682,000
                                                          -----------     -----------
                                                           56,217,000      58,191,000
  Accumulated depreciation,
    depletion and amortization                             32,105,000      33,084,000
                                                          -----------     -----------
    TOTAL PROPERTY AND EQUIPMENT                           24,112,000      25,107,000
                                                          -----------     -----------

TOTAL ASSETS                                              $31,661,000     $34,398,000
                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                        $ 2,836,000     $ 3,180,000
  Accrued expenses                                          1,963,000       1,213,000
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 3)                201,000          31,000
  Payable to joint interest owners                            250,000         920,000
  Current portion of long-term debt (Note 5)                  400,000           -
  Income taxes payable (Note 6)                                 -               3,000
                                                          -----------     -----------
    TOTAL CURRENT LIABILITIES                               5,650,000       5,347,000
                                                          -----------     -----------

LONG-TERM DEBT (Note 5)                                    13,630,000      11,100,000
                                                          -----------     -----------

DEFERRED INCOME TAXES (Note 6)                              5,637,000       5,801,000
                                                          -----------     -----------

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)

STOCKHOLDERS' EQUITY (Notes 5 and 8):
  Common stock, par value $.50 per share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                                  821,000         821,000
  Additional paid-in capital                                3,103,000       3,103,000
  Retained earnings                                        11,281,000      15,171,000
  Foreign currency translation adjustments                 (3,672,000)     (2,251,000)
  Unrealized holding gains on securities                        -              11,000
  Treasury stock, at cost,
    325,845 shares in 1998 and 320,745 shares in 1997      (4,789,000)     (4,705,000)
                                                          -----------     -----------
  TOTAL STOCKHOLDERS' EQUITY                                6,744,000      12,150,000
                                                          -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $31,661,000     $34,398,000
                                                          ===========     ===========

                    See Notes to Consolidated Financial Statements

                      BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Year ended September 30,
                                     -------------------------------------------
                                        1998          1997             1996
                                     ----------  --------------   --------------
Revenues:
  Oil and natural gas                $ 9,400,000    $11,520,000      $10,660,000

  Contract drilling                    1,510,000      2,160,000        2,650,000

  Gas processing and other             1,010,000      1,150,000          870,000
                                     -----------    -----------      -----------
                                      11,920,000     14,830,000       14,180,000
                                     -----------    -----------      -----------
Costs and expenses:
  Oil and natural gas operating        3,223,000      3,326,000        3,406,000

  Write-down of oil and natural gas
   properties and other
   assets (Note 10)                    2,995,000        270,000            -

  Contract drilling operating          1,822,000      1,850,000        1,885,000

  General and administrative           3,292,000      3,208,000        3,114,000

  Depreciation, depletion
   and amortization                    2,898,000      2,774,000        2,960,000

  Interest expense, net (Note 5)         722,000        624,000          707,000
                                     -----------     ----------      -----------
                                      14,952,000     12,052,000       12,072,000
                                     -----------     ----------      -----------

(Loss) earnings before income taxes   (3,032,000)     2,778,000        2,108,000

Provision for income taxes (Note 6)      858,000      1,728,000          878,000
                                     -----------     ----------      -----------

NET (LOSS) EARNINGS                  $(3,890,000)    $1,050,000      $ 1,230,000
                                     ===========     ==========      ===========
BASIC AND DILUTED
  NET (LOSS) EARNINGS PER SHARE          $(2.95)          $0.79            $0.93
                                     ===========     ==========      ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
    BASIC                              1,319,719      1,322,052        1,322,052
                                     ===========     ==========      ===========
    DILUTED                            1,319,719      1,325,963        1,324,440
                                     ===========     ==========      ===========


                    See Notes to Consolidated Financial Statements

                      BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Year ended September 30,
                                          -------------------------------------
                                              1998         1997         1996
                                          -----------   ----------   ----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) earnings                     $(3,890,000)  $1,050,000   $1,230,000
  Adjustments to reconcile
    net (loss) earnings to net cash
    provided by operating activities:
  Depreciation, depletion
    and amortization                        2,898,000    2,774,000    2,960,000
  Deferred income taxes                       524,000      886,000      237,000
  Write-down of assets                      2,995,000      270,000        -
                                          -----------   ----------   ----------
                                            2,527,000    4,980,000    4,427,000
  Increase from changes in
    current assets and
    liabilities (Note 14)                     434,000    2,469,000    1,273,000
                                          -----------   ----------   ----------
  Net cash provided
    by operating activities                 2,961,000    7,449,000    5,700,000
                                          -----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                     (8,127,000)  (7,496,000)  (5,967,000)
  Decrease (increase) in other assets           8,000      (17,000)     285,000
  Proceeds from sale of
    oil and natural gas properties
    and other equipment                        93,000      977,000      414,000
                                          -----------   ----------   ----------
  Net cash used in
    investing activities                   (8,026,000)  (6,536,000)  (5,268,000)
                                          -----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                 3,067,000        -            -
  Purchases of common
    stock for treasury                        (84,000)       -            -
  Net contributions from joint
    venture minority interest owner             -            -          180,000
                                          -----------   ----------   ----------
  Net cash provided
    by financing activities                 2,983,000        -          180,000
                                          -----------   ----------  -----------

  Effect of exchange rate changes
    on cash and cash equivalents             (142,000)     (64,000)     (35,000)
                                          -----------   ----------   ----------

  Net (decrease) increase in
    cash and cash equivalents              (2,224,000)     849,000      577,000

  Cash and cash equivalents
    at beginning of year                    4,402,000    3,553,000    2,976,000
                                          -----------   ----------   ----------
  Cash and cash equivalents
    at end of year                        $ 2,178,000   $4,402,000   $3,553,000
                                          ===========   ==========   ==========

                    See Notes to Consolidated Financial Statements


                                            BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      Foreign     Unrealized
                                                        Additional                   Currency      Holding
                                      Common Stock        Paid-In      Retained     Translation     Gains/      Treasury
                                    Shares     Amount     Capital      Earnings     Adjustments    (Losses)      Stock
                                   ---------  --------  ----------    -----------   -----------    --------    -----------
Balances at September 30, 1995     1,642,797  $821,000  $3,103,000    $12,891,000   $(1,683,000)   $(65,000)   $(4,705,000)

  Net earnings                         -          -          -          1,230,000         -            -             -

  Foreign currency
    translation adjustments            -          -          -              -          (242,000)       -             -

  Unrealized holding
    gain on securities                 -          -          -              -             -          53,000          -
                                   ---------  --------  ----------    -----------   -----------    --------    -----------

Balances at September 30, 1996     1,642,797   821,000   3,103,000     14,121,000    (1,925,000)    (12,000)    (4,705,000)

  Net earnings                         -          -          -          1,050,000         -            -             -

  Foreign currency
    translation adjustments            -          -          -              -          (326,000)       -             -

  Unrealized holding
    gain on securities                 -          -          -              -             -          23,000          -
                                   ---------  --------  ----------    -----------   -----------    --------    -----------

Balances at September 30, 1997     1,642,797   821,000   3,103,000     15,171,000    (2,251,000)     11,000     (4,705,000)

  Net loss                             -          -          -         (3,890,000)        -            -             -

  Foreign currency
    translation adjustments            -          -          -              -        (1,421,000)       -             -

  Purchase of 5,100 common
    shares for treasury                -          -          -              -             -            -           (84,000)

  Unrealized holding
    loss on securities                 -          -          -              -             -         (11,000)         -
                                   ---------  --------  ----------    -----------   -----------    --------    -----------

BALANCES AT SEPTEMBER 30, 1998     1,642,797  $821,000  $3,103,000    $11,281,000   $(3,672,000)   $   -       $(4,789,000)
                                   =========  ========  ==========    ===========   ===========    ========    ===========

                    See Notes to Consolidated Financial Statements

                               BARNWELL INDUSTRIES, INC.
                               -------------------------

                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                    YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
                    ----------------------------------------------



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

      During its last three completed fiscal years, the Company was engaged in exploring for, developing, producing and selling oil and natural gas in Canada and the United States, investing in leasehold land in Hawaii, and drilling water wells and installing and repairing water pumping systems in Hawaii. The Company's oil and natural gas activities comprise its largest business segment. Approximately 79% of the Company's revenues and 86% of the Company's capital expenditures for the fiscal year ended September 30, 1998 were attributable to its oil and natural gas activities. The Company's contract drilling activities accounted for 13% of the Company's revenues in fiscal 1998 with gas processing and other revenues comprising the remaining 8%. The Company had no land investment revenue in 1998; land investment revenues relate to sales of leasehold interests and development rights, which do not occur every year.
Changes in the marketplace of any of the aforementioned industries may significantly affect management's estimates and the Company's performance.

2.    SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------

Cash and cash equivalents
-------------------------

      Cash and cash equivalents includes cash on hand, demand deposits and short-term investments with maturities of three months or less.

Oil and natural gas properties
------------------------------

      The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including unsuccessful wells, are capitalized until such time as the aggregate of such costs, on a country by country basis, equals the discounted present value (at 10%) of the Company's estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers, less related income tax effects. Any capitalized costs in excess of the discounted present value are charged to expense. Depletion of all such costs, except costs related to major development projects, is provided by the unit-of-production method based upon proved oil and natural gas reserves of all properties on a country by country basis.
Investments in major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. General and administrative costs related to oil and natural gas operations are expensed as incurred. Estimated future site restoration and abandonment costs are charged to earnings at the rate of depletion and are included in accumulated depreciation, depletion and amortization. Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties. Gains or losses are recognized on the disposition of significant oil and natural gas properties.

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

      Land sales for development rights under option as of September 30, 1998 are accounted for under the cost recovery method. Under the cost recovery method, no gain is recognized until cash received exceeds the cost and the estimated future costs related to the development rights sold. The accompanying consolidated balance sheets include no cost for development rights under option and, accordingly, cash receipts, if any, in excess of costs will be reported as revenues. The Company's cost, including capitalized interest, of the land under development is included in the consolidated balance sheets under the caption "Investment in Land."

Long-Lived Assets
-----------------

      Long-lived assets to be held and used, other than oil and natural gas properties, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If the future cash flows expected to result from use of the asset (undiscounted and without interest charges) are less than the carrying amount of the asset, an impairment loss is recognized. Such impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of the asset carrying value or fair value, less cost to sell.

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

      Basic EPS excludes dilution and is computed by dividing net (loss) earnings by the weighted-average common shares outstanding for the period. The weighted-average common shares outstanding was 1,319,719 for the year ended September 30, 1998 and 1,322,052 for the years ended September 30, 1997 and 1996.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares for the years ended September 30, 1998, 1997 and 1996 was 1,319,719, 1,325,963 and
1,324,440, respectively. Assumed conversion of common stock options is excluded from the computation of diluted EPS for the year ended September 30, 1998 because its effect would be antidilutive. As of September 30, 1998, options to acquire 67,500 shares of the Company's common stock were outstanding. Assumed conversion of the Company's convertible debentures to 100,000 shares of common stock was also excluded from the computation of diluted EPS for all periods presented because its effect would be antidilutive.

      Reconciliations between the numerators and denominators of the basic and diluted EPS computations for the years ended September 30, 1997 and 1996 are as follows:

                                           Year ended September 30, 1997
                                    --------------------------------------------
                                    Net Earnings        Shares       Per-Share
                                     (Numerator)     (Denominator)     Amount
                                    --------------   --------------  -----------

Basic earnings per share              $1,050,000        1,322,052       $ 0.79

Effect of dilutive securities -
 common stock options                      -                3,911          -
                                      ----------       ----------       ------

Diluted earnings per share            $1,050,000        1,325,963       $ 0.79
                                      ==========       ==========       ======


                                           Year ended September 30, 1996
                                    --------------------------------------------
                                    Net Earnings        Shares       Per-Share
                                     (Numerator)     (Denominator)     Amount
                                    --------------   --------------  -----------

Basic earnings per share              $1,230,000        1,322,052       $ 0.93

Effect of dilutive securities -
 common stock options                      -                2,388          -
                                      ----------       ----------       ------

Diluted earnings per share            $1,230,000        1,324,440       $ 0.93
                                      ==========       ==========       ======

Foreign currency translation
----------------------------

      Assets and liabilities of foreign operations and subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders' equity account entitled "foreign currency translation adjustments." Operating results of foreign subsidiaries are translated at average exchange rates during the period. Foreign currency transaction gains or losses were not material in fiscal years 1998, 1997 and 1996.

New Statements of Financial Accounting Standards and Statements of Position
---------------------------------------------------------------------------

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items currently recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires reclassification of financial statements presented for earlier periods. The Company will adopt the provisions of SFAS No. 130 in the first quarter of fiscal 1999. The Company conducts operations in Canada and the assets and liabilities and income and expense items of the foreign operations are translated at exchange rates in effect as of and for the period ending on the financial statement date. The resulting translation gains and losses are accounted for in a stockholders' equity account entitled "Foreign currency translation adjustments." Under SFAS No. 130, these foreign currency translation gains and losses will be included as a component of comprehensive income. Foreign currency fluctuations can occur rapidly and management expects that these fluctuations will at times be material to comprehensive income. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

      In June  1997,  the FASB also  issued  SFAS No.  131,  "Disclosures  about
Segments of an Enterprise and Related Information." This statement provides guidance for public business enterprises in reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 131 in the first quarter of fiscal 1999. SFAS No. 131 requires restatement of comparative information presented for earlier periods. Management does not expect adoption of SFAS No. 131 will have a material effect on the Company's reported financial information.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement standardizes the disclosure requirements of SFAS No.'s 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 addresses disclosure only and does not change any of the measurement or recognition provisions provided for in SFAS No.'s 87, 88 or 106. This statement is effective for periods beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 132 in the first quarter of fiscal 1999. SFAS No. 132 requires restatement of comparative information presented for earlier periods. Management does not expect adoption of SFAS No. 132 will have a material effect on the Company's reported financial information.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs, including certain payroll and payroll-related costs, be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for fiscal years beginning after December 31, 1998. The Company plans to adopt the provisions of SOP 98-1 in the first quarter of fiscal 1999. Management estimates that the adoption of SOP 98-1 will not have a material effect on the Company's financial condition, results of operations or liquidity.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined when it will adopt SFAS No. 133. The Company currently holds no derivative instruments, nor is it currently participating in hedging activities.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. Significant assumptions are required in the valuation of deferred tax assets and proved oil and natural gas reserves, and such assumptions may impact the amount at which deferred tax assets and oil and natural gas properties are recorded.

Reclassification
----------------

      Certain reclassifications have been made to the fiscal 1997 financial statements to conform to classifications used in the fiscal 1998 financial statements. Such reclassifications had no effect on previously reported results of operations.

3.    RECEIVABLES AND CONTRACT COSTS
      ------------------------------

      Accounts receivable, current, are net of allowances for doubtful accounts of $86,000 and $10,000 as of September 30, 1998 and 1997, respectively. Included in accounts receivable are contract retainage balances of $199,000 and $136,000 as of September 30, 1998 and 1997, respectively. These balances are expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

      Costs and estimated earnings on uncompleted contracts are as follows:

                                                            September 30,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------  -------------
Costs incurred on uncompleted contracts              $ 1,588,000     $  877,000
Estimated earnings                                       172,000        405,000
                                                     -----------     ----------
                                                       1,760,000      1,282,000
Less billings to date                                  1,849,000      1,283,000
                                                     -----------     ----------
                                                     $   (89,000)    $   (1,000)
                                                     ===========     ==========

      Costs and estimated earnings on uncompleted contracts are included in the consolidated balance sheets under the following captions:

                                                             September 30,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------  -------------
Costs and estimated earnings
  in excess of billings on uncompleted contracts      $ 112,000       $  30,000
Billings in excess of costs
  and estimated earnings on uncompleted contracts      (201,000)        (31,000)
                                                      ----------     ----------
                                                      $ (89,000)      $  (1,000)
                                                      =========      ==========

4.    INVESTMENT IN LAND
      ------------------

      The Company owns a 50.1% controlling interest in Kaupulehu Developments, a Hawaii joint venture. Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, a planned second golf course, and single and multiple family residential units on land acquired from Kaupulehu Developments. Kaupulehu Developments currently owns development rights in approximately 100 acres of residentially zoned leasehold land and leasehold rights in approximately 2,100 acres of land located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

      Kaupulehu Developments' residential development rights in the approximately 100 acres are under option to Hualalai Development Company, an affiliate of Kajima Corporation of Japan. If Hualalai Development Company exercises this option, the Company will receive a total of $16,157,000 in connection with its 50.1% interest in Kaupulehu Developments. The option expires on December 31, 1999, unless 20% of the total consideration is received on or before December 31, 1999; on April 30, 2003 unless 50% of the then remaining consideration is received on or before April 30, 2003; and the remainder of the option would then expire on April 30, 2007. There is no assurance that this option or any portion of it will be exercised.

      Kaupulehu Developments also holds leasehold rights in approximately 2,100 acres of land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu. Kaupulehu Developments is in the process of negotiating a revised development agreement and residential fee purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

      In June 1996, the State Land Use Commission ("LUC") approved Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of the 2,100 acres of land into the Urban District for resort/residential development. Subsequent to the LUC's approval, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the LUC's decision. The Third Circuit Court of the State of Hawaii upheld the Land Use Commission's approval of Kaupulehu Developments' rezoning request in all respects in a Decision and Order issued in August 1997. In November 1997, a notice of appeal was filed with the Supreme Court of the State of Hawaii by parties seeking to reverse the Third Circuit Court's decision. The Company anticipates that the Supreme Court of the State of Hawaii will rule on the appeal in 1999 and management cannot predict the outcome of such appeal.

      In addition to State of Hawaii approvals, Kaupulehu Developments must obtain additional approvals from the County of Hawaii. In June 1998, Kaupulehu Developments filed an Application for a Project District zoning ordinance and a Special Management Area ("SMA") Use Permit Petition with the County of Hawaii, requesting changes in zoning and use of approximately 1,000 of the 2,100 acres of land to allow residential, resort and commercial development. In December 1998, following a contested case hearing procedure conducted in November, the Planning Commission of the County of Hawaii granted the requested SMA use permit to Kaupulehu Developments to be effective when the zoning ordinance is adopted. Management cannot predict the outcome of the county zoning petition and there is no assurance that these approvals will be forthcoming at any time.

      Costs related to the rezoning of the conservation land are capitalized and included in the consolidated balance sheets under the caption, "Investment in Land."

5.    LONG-TERM DEBT
      --------------

      The Company has a credit facility at the Royal Bank of Canada, a Canadian bank, for $19,000,000 Canadian dollars, or its U.S. dollar equivalent of approximately $12,400,000 at September 30, 1998. Borrowings under this facility were $11,665,000 and $9,100,000 at September 30, 1998 and 1997, respectively, and are included in long-term debt. At September 30, 1998, the Company had unused credit available under this facility of approximately $700,000.

      The facility is available in U.S. dollars at the London Interbank Offer Rate ("LIBOR") plus 3/4%, at U.S. prime, or in Canadian dollars at Canadian prime. A standby fee of 1/2% per annum is charged on the unused facility balance. Under the financing agreement, the facility is reviewed annually, with the next review planned for February 1999. Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a 5-year term loan by the bank. If the facility is converted to a 5-year term loan, the Company has agreed to the following repayment schedule of the then outstanding loan balance: year 1-30%; year 2-27%; year 3-16%; year 4-14% and year 5-13%.

      The Company has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan. During the year ended September 30, 1998, the Company paid interest at rates ranging from 6.41% to 7.50%. At September 30, 1998, $9,250,000 of the loans were denominated in U.S. dollars at an interest rate of 6.44%, and $2,415,000 of the loans were denominated in Canadian dollars (CDN $3,697,000) at an interest rate of 7.25%. The facility is collateralized by the Company's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties. The facility is reviewed annually with a primary focus on the future cash flows that will be generated by the Company's Canadian oil and natural gas properties. No compensating bank balances are required for this facility.

      In June 1995, the Company issued $2,000,000 of convertible notes due July 1, 2003. $400,000 of such notes were purchased by Mr. Morton H. Kinzler, President, Chief Executive Officer and Chairman of the Board of Directors of the Company, $200,000 were purchased by Mr. Martin Anderson, a director, $200,000 were purchased by Dr. Joseph E. Magaro, a 16.0% shareholder of the Company, $100,000 were purchased by Dr. R. David Sudarsky, a 9.2% shareholder of the Company, and $1,000,000 were purchased by Ingalls and Snyder Value Partners, L.P., an affiliate of a 7.6% shareholder of the Company. The notes are payable in 20 consecutive equal quarterly installments beginning in October 1998. Interest is payable quarterly at a rate to be adjusted each quarter to the greater of 10% per annum or 1% over the prime rate of interest. The Company paid interest on these convertible notes at the rate of 10% per annum throughout fiscal years 1998, 1997 and 1996. The notes are unsecured and convertible at any time at the holder's option into shares of the Company's common stock at a price of $20.00 per share, subject to adjustment for certain events including a stock split of, or stock dividend on, the Company's common stock. The notes are redeemable, at the option of the Company, at any time at premiums declining 1% annually from 4% of the principal amount of the notes at July 1, 1998. At September 30, 1998, $1,600,000 of these notes are included in long-term debt and $400,000 of these notes are included in the current portion of long-term debt.

      In fiscal 1998, the Company obtained a $1,000,000 credit facility, increasable to $1,500,000 under certain conditions, with a Hawaii bank through Kaupulehu Developments, a 50.1%-owned joint venture. The facility is secured by Kaupulehu Developments' assets and cash collateral and a personal guaranty from an affiliate of Kaupulehu Developments' minority interest partner. Interest on borrowings is guaranteed by the Company. Borrowings under the facility are due in full on March 31, 2000, and interest is payable monthly at a rate of 1.5% above the Hawaii bank's prime rate of interest (9.75% at September 30, 1998). Borrowings under the facility at September 30, 1998 amounting to $365,000 are included in long-term debt. The total available credit under the facility at September 30, 1998 amounted to $635,000.

      At September 30, 1998, the maturities of current and long-term debt by fiscal year, exclusive of the credit facility with the Canadian bank, are as follows:

                     1999                       $  400,000
                     2000                          765,000
                     2001                          400,000
                     2002                          400,000
                     2003                          400,000
                                                ----------
                                                $2,365,000
                                                ==========

      The Company capitalizes interest on costs related to its investment in land. The Company also capitalized interest on its investment in undeveloped natural gas and oil leases in the Central Basin in Michigan during the year ended September 30, 1997 and during the first quarter of the year ended September 30, 1998. Interest costs for the years ended September 30, 1998, 1997 and 1996 are summarized as follows:

                                          1998            1997           1996
                                       ---------       ---------      ---------
Interest costs incurred                $ 901,000       $ 793,000      $ 794,000
Less interest costs capitalized on:
   Investment in land                    169,000         120,000         87,000
   Investment in natural
     gas and oil properties               10,000          49,000            -
                                       ---------       ---------      ---------
Interest expense                       $ 722,000       $ 624,000      $ 707,000
                                       =========       =========      =========


6.    TAXES ON INCOME
      ---------------

      The components of earnings/(loss) before income taxes are as follows:

                                           Year ended September 30,
                               ---------------------------------------------
                                   1998             1997             1996
                               -----------      -----------      -----------

United States                  $(4,736,000)     $(1,662,000)     $(1,200,000)
Canadian                         1,704,000        4,440,000        3,308,000
                               -----------      -----------      -----------

                               $(3,032,000)     $ 2,778,000      $ 2,108,000
                               ===========      ===========      ===========

      The components of the provision for income taxes related to the above earnings/(loss) are as follows:

                                              Year ended September 30,
                                     ------------------------------------------
                                        1998            1997           1996
                                     ------------   -------------  ------------
Current:
  United States - Federal            $    -          $   51,000     $  (67,000)
  United States - State and local         -             (51,000)       (51,000)
                                     ----------      ----------     ----------
    United States - total                 -                -          (118,000)

  Canadian                              334,000         842,000        759,000
                                     ----------      ----------     ----------
    Total current                       334,000         842,000        641,000
                                     ----------      ----------     ----------


Deferred:
  United States                         (23,000)         40,000         56,000
  Canadian                              547,000         846,000        181,000
                                     ----------      ----------     ----------
    Total deferred                      524,000         886,000        237,000
                                     ----------      ----------     ----------
                                     $  858,000      $1,728,000     $  878,000
                                     ==========      ==========     ==========

      In November 1995, officials of the U.S. and Canada ratified a new agreement amending the Canada-U.S. Tax Treaty that reduced the Canadian Branch tax. This change resulted in the recognition of a deferred Canadian income tax benefit of $290,000 in the year ended September 30, 1996.

      A reconciliation between the reported provision for income taxes and the amount computed by multiplying the (loss) earnings before income taxes by the United States federal tax rate is as follows:

                                              Year ended September 30,
                                    -------------------------------------------
                                        1998            1997            1996
                                    ------------     ----------    ------------

Tax (benefit) expense computed
  by applying statutory rate        $(1,061,000)     $  972,000       $ 738,000

Change in the balance
  of the valuation allowance          1,339,000         193,000          40,000
Effect of the foreign tax
  provision on the
  total tax provision                   489,000         786,000         596,000
State net operating
  losses generated                      (70,000)       (110,000)       (120,000)
Effect on deferred income
  tax assets and liabilities of
  reduction in Canadian
  Branch tax rate                          -              -            (290,000)
Other                                   161,000        (113,000)        (86,000)
                                    -----------      ----------       ---------
                                    $   858,000      $1,728,000       $ 878,000
                                    ===========      ==========       =========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1998 and 1997 are as follows:

Deferred income tax assets:                             1998            1997
                                                    -----------     -----------
  U.S. tax effect of deferred Canadian taxes        $ 2,278,000     $ 2,335,000
  Tax basis in land in excess of book basis           1,057,000       1,075,000
  Foreign tax credit carryforwards                      603,000         211,000
  Write-down of assets not deducted for tax             741,000         148,000
  U.S. federal net operating loss carryforwards         340,000           -
  State of Hawaii net operating loss carryforwards      353,000         230,000
  Expenses accrued for books but not for tax            213,000         114,000
  Alternative minimum tax credit carryforwards          101,000         101,000
  Other                                                 154,000         171,000
                                                    -----------     -----------
    Total gross deferred tax assets                   5,840,000       4,385,000
    Less-valuation allowance                         (3,940,000)     (2,601,000)
                                                    -----------     -----------
  Net deferred income tax assets                      1,900,000       1,784,000
                                                    -----------     -----------

Deferred income tax liabilities:
  Property and equipment accumulated
    tax depreciation and depletion
    in excess of book under Canadian tax law         (6,699,000)     (6,869,000)
  Property and equipment accumulated
    tax depreciation and depletion
    in excess of book under U.S. tax law               (444,000)       (281,000)
  Other                                                (264,000)       (335,000)
                                                    -----------     -----------
  Total deferred income tax liabilities              (7,407,000)     (7,485,000)
                                                    -----------     -----------

Net deferred income tax liability                   $(5,507,000)    $(5,701,000)
                                                    ===========     ===========

      The total valuation allowance increased $1,339,000, $193,000 and $40,000 for the years ended September 30, 1998, 1997 and 1996, respectively. The increase for the year ended September 30, 1998 relates primarily to foreign tax credit carryforwards and U.S. federal net operating loss carryforwards for which it is more likely than not that some portion of such carryforwards will not be utilized to reduce the Company's U.S. tax obligation. Historically, the Company has reduced U.S. regular taxes due on consolidated U.S. taxable income by utilizing foreign tax credits. If the net operating loss is utilized to reduce consolidated U.S. taxable income in a year in which the Company would normally have utilized foreign tax credits to fully offset regular taxes, the net operating loss will provide no incremental tax benefit; therefore a valuation allowance has been provided.

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has established a valuation allowance for Canadian tax deductions, foreign tax credits, U.S. federal net operating loss carryforwards and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. earnings will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes. Additionally, utilization of U.S. federal net operating loss carryforwards will provide no incremental tax benefit if foreign tax credits generated in future years will be displaced by the net operating loss carryforwards as it is more likely than not that the foreign tax credits will expire unused.

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

      At September 30, 1998, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $1,001,000 which are available to offset future U.S. federal taxable income, if any, through 2018. In addition, the Company has alternative minimum tax credit carryforwards of $101,000 which are available to reduce future U.S. federal regular income taxes, if any, over an indefinite period. The Company has aggregate state of Hawaii net operating loss carryforwards of approximately $5,506,000 which are available to offset future state of Hawaii taxable income, if any, and expire between the years 2000 and 2018. The Company does not file a consolidated income tax return for state of Hawaii purposes.

7.    PENSION PLAN
      ------------

      The Company sponsors a noncontributory defined benefit pension plan covering substantially all employees, with benefits based on years of service and the employee's highest consecutive five-year average earnings. The Company's funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future. The plan assets at September 30, 1998 were invested as follows: 53% listed government mortgages and 47% common stocks.

      The funded status of the pension plan and the amounts recognized in the consolidated financial statements are as follows:

                                                            September 30,
                                                    ---------------------------
                                                        1998            1997
                                                    -------------   -----------
Actuarial present value of benefit obligations:
  Vested                                            $ 1,484,000     $ 1,462,000
                                                    ===========     ===========

  Accumulated benefit obligation                    $ 1,541,000     $ 1,513,000
                                                    ===========     ===========

Projected benefit obligation                        $(1,966,000)    $(1,950,000)

Plan assets at fair value                             2,224,000       2,171,000
                                                    -----------     -----------

Plan assets greater than
  projected benefit obligation                          258,000         221,000

Unrecognized net gain                                  (398,000)       (332,000)

Unrecognized prior service cost                          40,000          46,000

Unrecognized net transition asset                        (3,000)         (4,000)
                                                    -----------     -----------
    Net pension liability                           $  (103,000)    $   (69,000)
                                                    ===========     ===========

      As of September 30, 1998 and 1997, the discount rate utilized in determining the actuarial present value of the projected benefit obligation was 6.75% and 7.5%, respectively.

      Net pension cost is comprised of the following components and actuarial assumptions:

                                                Year ended September 30,
                                        --------------------------------------
                                           1998         1997          1996
                                        -----------  ------------  -----------
Service cost, benefits
  earned during the year                $  66,000     $  64,000     $  61,000
Interest cost on projected
  benefit obligation                      139,000       136,000       130,000
Actual return on plan assets             (221,000)     (381,000)     (151,000)
Net amortization and deferral              50,000       238,000        13,000
                                        ---------     ---------     ---------

Net pension cost                        $  34,000     $  57,000     $  53,000
                                        =========     =========     =========

Assumed rate of increase in future
  compensation levels                      5.0%         6.0%           6.0%
                                           ====         ====           ====
Expected long-term rate
  of return on assets                      8.0%         8.0%           8.0%
                                           ====         ====           ====

8.    STOCK OPTIONS
      -------------

      The Company has outstanding stock options under a qualified plan that expired in November 1991. Under this plan, options to purchase a maximum of 120,000 shares of the Company's common stock could be granted to officers and key employees of the Company and its subsidiaries at prices not less than 100% of the fair market value at the date of the option grant. Options granted under this plan became exercisable 25% annually beginning one year from the date of grant and expire five or ten years from the date of grant.

      In March 1995, the Company granted 20,000 stock options to an officer of the Company under a non-qualified plan at a purchase price of $19.625 per share (market price on date of grant), with 4,000 of such options vesting annually commencing one year from the date of grant. These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. The options expire ten years from the date of grant.

      In June 1998, the Company granted 30,000 stock options to an officer of the Company's oil and gas segment under a non-qualified plan at a purchase price of $15.625 per share (market price on date of grant), with 6,000 of such options vesting annually commencing one year from the date of grant. These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. The options expire ten years from the date of grant.

      During the year ended September 30, 1998, options to acquire 1,500 shares and 5,000 shares of the Company's common stock with an exercise price per share of $13.625 and $22.250, respectively, were forfeited.

      There were no stock option transactions during the years ended September 30, 1997 and 1996.

      The Company applies the provisions of APB Opinion No. 25 in accounting for stock-based compensation and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), effective October 1, 1996. No compensation cost has been recognized for the aforementioned options for the years ended September 30, 1998, 1997 and 1996. Had compensation cost for the stock options granted in June 1998 been determined based on the fair value method of measuring stock-based compensation provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been $3,920,000 and $2.97, respectively, for the year ended September 30, 1998; fair value measurement of these options was based on a Black Scholes option-pricing model which assumed an expected life of seven years, expected volatility of 30%, a risk-free interest rate of 5.5% and an expected dividend yield of 0%. The pro forma net loss reflects only options granted since October 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the net loss of $3,920,000 because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to October 1, 1995 is not considered.

      Stock options at September 30, 1998 were as follows:

                                     Number of options
                               ------------------------------
          Per share price       Outstanding     Exercisable    Expiration Date
        --------------------   --------------  --------------  ----------------
             $13.625               12,500         12,500       December 1998
             $15.625               30,000           -          May 2008
             $19.625               20,000         12,000       March 2005
             $22.250                5,000          5,000       May 1999
                                   ------         ------

               Total               67,500         29,500
                                   ======         ======
        Weighted average
          exercise price           $16.93         $17.53
                                   ======         ======

      Stock options at September 30, 1997 were as follows:

                                     Number of options
                               ------------------------------
          Per share price       Outstanding     Exercisable    Expiration Date
        --------------------   --------------  --------------  ---------------
             $13.625               14,000         14,000       December 1998
             $19.625               20,000          8,000       March 2005
             $22.250               10,000         10,000       May 1999
                                   ------         ------

               Total               44,000         32,000
                                   ======         ======
        Weighted average
          exercise price           $18.31         $17.82
                                   ======         ======

     Stock options at September 30, 1996 were as follows:

                                     Number of options
                               ------------------------------
          Per share price       Outstanding     Exercisable    Expiration Date
        --------------------   --------------  --------------  ----------------
             $13.625               14,000         14,000       December 1998
             $19.625               20,000          4,000       March 2005
             $22.250               10,000         10,000       May 1999
                                   ------         ------

               Total               44,000         28,000
                                   ======         ======
        Weighted average
          exercise price           $18.31         $17.56
                                   ======         ======

      Privately negotiated repurchases of common stock may be made if suitable opportunities become available. At September 30, 1998, the Company could purchase an additional 14,700 shares under a March 1991 stock repurchase authorization.

9.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

      The Company is involved in routine litigation and is subject to governmental and regulatory controls that are incidental to the ordinary course of business. The Company's management believes that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial position, results of operations, or liquidity.

      The Company is contingently liable for the repayment of loans under a $650,000 loan facility, granted by a bank, to three participants in one of the Company's oil and natural gas ventures. At September 30, 1998, the loan balance was $330,000, $100,000 of which is to an affiliate of the Company. The three participants' interests in the venture are pledged as collateral to secure repayment of the loans. The Company believes the value of the collateral is significantly in excess of the loan balances.

      The Company has committed to construct $200,000 of improvements at its yard at Sand Island on Oahu, Hawaii, by January 2000.

      The Company has several operating leases for office space. Rental expense was $433,000 in 1998, $397,000 in 1997, and $398,000 in 1996. The Company is
committed under several non-cancelable operating leases for office and other space with minimum rental payments summarized by fiscal year as follows: 1999 - $453,000, 2000 - $429,000, 2001 - $328,000, 2002 - $329,000, 2003 - $310,000,
and thereafter through 2026 an aggregate of $1,600,000.

10.   WRITE-DOWN OF OIL AND NATURAL GAS PROPERTIES AND OTHER ASSETS
      -------------------------------------------------------------

      In November 1996, the Company entered into a participation agreement with KEP Energy Resources, LLC and Presco Inc. to develop natural gas and oil reserves in the Central Basin in Michigan.

      Under the full cost method of accounting, the amount of oil and natural gas properties' capitalized costs less accumulated depletion (on a country by country basis) is subject to a ceiling test limitation that requires any excess of such costs over the present value of estimated future cash flows from proved reserves to be expensed. As of March 31, 1998, the Company's investment in the Michigan Basin prospect was determined to be impaired and was transferred to the amortization base. Upon transfer, capitalized oil and natural gas properties' costs in the United States exceeded the full cost ceiling test limitation and, accordingly, the Company recorded a non-cash write-down of $2,070,000 in the quarter ended March 31, 1998. Due to further declines in oil prices and disappointing seismic and drilling results in North Dakota, the Company abandoned its U.S. oil and natural gas prospects and recorded an additional U.S. ceiling test write-down of $660,000 during the quarter ended June 30, 1998 to fully write-off its investment in U.S. oil and natural gas properties.

      In fiscal 1998, the Company also wrote down $170,000 of land and land improvement costs related to a contract drilling yard held for sale due to a decline in the market value of the property, and $95,000 of available-for-sale securities due to a decline in market value deemed other than temporary.

      In fiscal 1997, the Company recorded a U.S. oil and natural gas properties ceiling test write-down of $270,000. This write-down was largely related to downward revisions of proved oil and natural gas reserves.

11.   SEGMENT AND GEOGRAPHIC INFORMATION
      ----------------------------------

     The Company operates in three industries: oil and natural gas exploration, development and production, contract drilling and land investment.

                                              Year ended September 30,
                                -----------------------------------------------
                                    1998              1997             1996
                                ------------       -----------      -----------
Revenues:
  Oil and natural gas            $ 9,400,000       $11,520,000      $10,660,000
  Contract drilling                1,510,000         2,160,000        2,650,000
  Other                              920,000           873,000          717,000
                                 -----------       -----------      -----------

  Total                          $11,830,000       $14,553,000      $14,027,000
                                 ===========       ===========      ===========

Depreciation, depletion
  and amortization:
  Oil and natural gas            $ 2,698,000       $ 2,491,000      $ 2,658,000
  Contract drilling                   68,000            93,000          172,000
  Other                              132,000           190,000          130,000
                                 -----------       -----------      -----------

  Total                          $ 2,898,000       $ 2,774,000      $ 2,960,000
                                 ===========       ===========      ===========

Capital expenditures:
  Oil and natural gas            $ 6,969,000       $ 6,477,000      $ 5,049,000
  Contract drilling                   91,000           189,000           53,000
  Land investment                    862,000           733,000          646,000
  Other                              205,000            97,000          219,000
                                 -----------       -----------     ------------

  Total                          $ 8,127,000       $ 7,496,000      $ 5,967,000
                                 ===========       ===========      ===========

Operating profit (loss)
  (before general and
  administrative expenses):
  Oil and natural gas            $   749,000       $ 5,433,000      $ 4,596,000
  Contract drilling                 (550,000)          217,000          593,000
  Other                              693,000           683,000          587,000
                                 -----------       -----------      -----------

  Total                              892,000         6,333,000        5,776,000

     General and
       administrative expenses    (3,292,000)       (3,208,000)      (3,114,000)
     Interest expense               (722,000)         (624,000)        (707,000)
     Interest income                  90,000           277,000          153,000
                                 -----------       -----------      -----------

       (Loss) earnings before
         income taxes            $(3,032,000)      $ 2,778,000      $ 2,108,000
                                 ===========       ===========      ===========

      Depletion per 1,000 cubic feet of natural gas (MCF) and natural gas equivalent was $0.51 in fiscal 1998, $0.46 in fiscal 1997, and $0.44 in fiscal 1996.

ASSETS BY SEGMENT:
------------------

                                                September 30,
                            ---------------------------------------------------
                                   1998            1997             1996
                            ----------------- ---------------- ----------------
  Oil and natural gas (1)    $23,959,000  76% $25,098,000  73% $22,622,000  73%
  Contract drilling (2)        1,576,000   5%   1,700,000   5%   1,911,000   6%
  Land investment (2)          2,710,000   8%   1,848,000   5%   1,115,000   4%
  Other:
    Cash                       2,178,000   7%   4,402,000  13%   3,553,000  12%
    Corporate and other        1,238,000   4%   1,350,000   4%   1,579,000   5%
                             ---------------- ----------- ---- ----------- ----

Total                        $31,661,000 100% $34,398,000 100% $30,780,000 100%
                             =========== ==== =========== ==== =========== ====

(1)  Primarily located in the Province of Alberta, Canada.
(2)  Located in Hawaii.

ASSETS BY GEOGRAPHIC AREA:
--------------------------

                                                September 30,
                            --------------------------------------------------
                                   1998             1997             1996
                            ---------------- ---------------- ----------------
United States               $ 6,477,000  20% $ 9,166,000  27% $ 6,880,000  22%
Canada                       25,184,000  80%  25,232,000  73%  23,900,000  78%
                            ----------- ---- ----------- ---- ----------- ----

Total                       $31,661,000 100% $34,398,000 100% $30,780,000 100%
                            =========== ==== =========== ==== =========== ====


CAPITAL EXPENDITURES BY GEOGRAPHIC AREA:
----------------------------------------

                                             Year ended September 30,
                            --------------------------------------------------
                                   1998             1997             1996
                            ---------------- ---------------- ----------------
United States               $ 2,075,000  26% $ 2,739,000  37% $ 1,100,000  18%
Canada                        6,052,000  74%   4,757,000  63%   4,867,000  82%
                            ----------- ---- ----------- ---- ----------- ----

Total                       $ 8,127,000 100% $ 7,496,000 100% $ 5,967,000 100%
                            =========== ==== =========== ==== =========== ====

OPERATIONS BY GEOGRAPHIC AREA:
------------------------------

                                            Year ended September 30,
                                 ---------------------------------------------
                                     1998            1997             1996
                                 --------------  --------------   ------------
Revenue:
   United States                  $ 1,690,000     $ 2,373,000      $ 2,938,000
   Canada                          10,140,000      12,180,000       11,089,000
                                  -----------     -----------      -----------

   Total                          $11,830,000     $14,553,000      $14,027,000
                                  ===========     ===========      ===========

Depreciation, depletion, and
amortization:
   United States                  $   199,000     $   433,000      $   404,000
   Canada                           2,699,000       2,341,000        2,556,000
                                  -----------     -----------      -----------

   Total                          $ 2,898,000     $ 2,774,000      $ 2,960,000
                                  ===========     ===========      ===========

Operating profit (loss)
   (before general and
   administrative expenses):
   United States                  $(3,293,000)    $  (238,000)     $   592,000
   Canada                           4,185,000       6,571,000        5,184,000
                                  -----------     -----------      -----------

   Total                          $   892,000     $ 6,333,000      $ 5,776,000
                                  ===========     ===========      ===========

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

      The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments. The fair values of investment securities included in other assets are estimated based on quoted market prices for those or similar investments. The fair values of the Company's long-term debt are estimated based on the current terms offered for debt of the same or similar remaining maturities.

      The differences between the estimated fair values and carrying values of the Company's financial instruments are not material.

13.   CONCENTRATIONS OF CREDIT RISK
      -----------------------------

      The Company's oil and natural gas segment derived 23%, 19% and 19% of its oil and natural gas revenues in fiscal 1998, 1997, and 1996, respectively, from one company. At September 30, 1998, the Company had a receivable from the aforementioned company of approximately $208,000.

      The Company's contract drilling subsidiary derived 42%, 73% and 42% of its contract drilling revenues in fiscal 1998, 1997, and 1996, respectively, pursuant to State of Hawaii and local county contracts. At September 30, 1998, the Company had accounts receivable from the State of Hawaii and local county entities totaling approximately $118,000. Additionally, the Company's contract drilling segment had a net receivable from a private developer totaling approximately $250,000. The Company has lien rights on contracts with the state of Hawaii and local county entities and with the aforementioned private developer.

      Historically, the Company has not incurred significant credit related losses on its trade receivables, and management does not believe significant credit risk related to these trade receivables exists at September 30, 1998.

14.   SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION
      -------------------------------------------------

      The  following  details  the  effect of  changes  in  current  assets  and
liabilities  on  the  consolidated   statements  of  cash  flows,  and  presents
supplemental cash flow information:

                                                 Year ended September 30,
                                         --------------------------------------
                                             1998         1997          1996
                                         ----------    ----------    ----------
Increase (decrease) from changes in:

  Receivables                             $  29,000    $  167,000    $  593,000
  Costs and estimated earnings in excess
    of billings on uncompleted contracts    (82,000)      106,000       (23,000)
  Inventories                                (6,000)      (15,000)       43,000
  Other current assets                      223,000        17,000       (68,000)
  Accounts payable                          (88,000)    1,510,000       645,000
  Accrued expenses                          833,000       539,000        67,000
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                               170,000        11,000      (416,000)
  Payable to joint interest owners         (642,000)      289,000       274,000
  Income taxes payable                       (3,000)     (155,000)      158,000
                                          ---------    ----------    ----------
    Increase from changes
      in current assets and liabilities   $ 434,000    $2,469,000    $1,273,000
                                          =========    ==========    ==========

Supplemental disclosure of cash flow information:

Cash paid during the year for:

  Interest (net of amounts capitalized)   $ 616,000    $  636,000    $  740,000
                                          =========    ==========    ==========

  Income taxes                            $ 540,000    $1,146,000    $  614,000
                                          =========    ==========    ==========

15.   SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)
      ---------------------------------------------------------

      The following tables summarize information relative to the Company's oil and natural gas operations, which are substantially conducted in Canada. Proved reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed producing oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimated net interests in total proved developed and proved developed producing reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

(A)   Oil and Natural Gas Reserves
      ----------------------------

      The following table, based on information prepared by independent petroleum engineers, Paddock Lindstrom and Associates, Ltd., summarizes changes in the estimates of the Company's net interests in total proved developed reserves of crude oil and condensate and natural gas ("MCF" means 1,000 cubic feet of natural gas) which are substantially in Canada:

                                                     OIL             GAS
Proved developed reserves:                        (Barrels)         (MCF)
                                                 ----------       ----------

Balance at September 30, 1995                     2,296,000       46,746,000

  Revisions of previous estimates                   252,000        1,357,000
  Extensions, discoveries and other additions       116,000        2,852,000
  Less production                                  (279,000)      (4,347,000)
  Sales of reserves in place                        (11,000)        (356,000)
                                                  ---------       ----------

Balance at September 30, 1996                     2,374,000       46,252,000

  Revisions of previous estimates                   169,000          761,000
  Extensions, discoveries and other additions       339,000        1,786,000
  Less production                                  (264,000)      (3,852,000)
  Sales of reserves in place                         (5,000)        (996,000)
                                                  ---------       ----------

Balance at September 30, 1997                     2,613,000       43,951,000

  Revisions of previous estimates                  (116,000)      (1,370,000)
  Extensions, discoveries and other additions       191,000        1,710,000
  Less production                                  (275,000)      (3,684,000)
  Sales of reserves in place                          -              (46,000)
                                                 ----------       ----------

Balance at September 30, 1998                     2,413,000       40,561,000
                                                 ==========       ==========


                                                     OIL             GAS
Proved developed producing reserves at:           (Barrels)         (MCF)
                                                 ----------       ----------

September 30, 1995                                2,025,000       31,700,000
                                                  =========       ==========
September 30, 1996                                2,108,000       33,096,000
                                                  =========       ==========
September 30, 1997                                2,087,000       29,483,000
                                                  =========       ==========
September 30, 1998                                2,109,000       28,306,000
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

(B)   Capitalized Costs Relating to Oil and Natural Gas Producing Activities
      ----------------------------------------------------------------------

                           1998            1997            1996
                        -----------     -----------    -----------

Proved properties       $44,842,000     $44,369,000    $39,496,000

Unproved properties         628,000       2,405,000      2,401,000
                        -----------     -----------    -----------

Total
  capitalized costs      45,470,000      46,774,000     41,897,000

Accumulated depletion
  and depreciation       23,041,000      23,481,000     21,033,000
                        -----------     -----------    -----------

Net capitalized costs   $22,429,000     $23,293,000    $20,864,000
                        ===========     ===========    ===========

U.S. capitalized costs totaled $1,903,000 and $823,000, as of September 30, 1997 and 1996, respectively. U.S. capitalized costs were fully written-off during the year ended September 30, 1998.

(C)  Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and
     ---------------------------------------------------------------------------
     Development
     -----------
                                       Year ended September 30,
                              --------------------------------------
                                 1998          1997          1996
                              ----------    ----------    ----------
Acquisition of properties:
  Unproved -
    Canadian                  $  184,000    $  258,000    $  414,000
    United States                 85,000     1,100,000       115,000
                              ----------    ----------    ----------
                              $  269,000    $1,358,000    $  529,000
                              ==========    ==========    ==========

  Proved -
    Canadian                  $   48,000    $  316,000    $   94,000
    United States                  -             -            30,000
                              ----------    ----------    ----------
                              $   48,000    $  316,000    $  124,000
                              ==========    ==========    ==========

Exploration costs:
  Canadian                    $1,299,000    $  936,000    $  972,000
  United States                  493,000       279,000        85,000
                              ----------    ----------    ----------
                              $1,792,000    $1,215,000    $1,057,000
                              ==========    ==========    ==========

Development costs:
  Canadian                    $4,478,000    $3,217,000    $3,189,000
  United States                  382,000       371,000       150,000
                              ----------    ----------    ----------
                              $4,860,000    $3,588,000    $3,339,000
                              ==========    ==========    ==========

(D)   The Results of Operations of Barnwell's Oil and Natural Gas Producing
      ---------------------------------------------------------------------
      Activities
      ----------
                                            Year ended September 30,
                                  ---------------------------------------------
                                     1998             1997            1996
                                  -----------      -----------     ------------

Gross revenues:
  United States                   $   132,000      $   210,000     $   266,000
  Canada                           10,626,000       13,110,000      11,535,000
                                  -----------      -----------     -----------
Total gross revenues               10,758,000       13,320,000      11,801,000

Royalties, net of credit            1,358,000        1,800,000       1,141,000
                                  -----------      -----------     -----------

Net revenues                        9,400,000       11,520,000      10,660,000

Production costs                    3,223,000        3,326,000       3,406,000

Write-down                          2,730,000          270,000           -

Depletion and depreciation          2,698,000        2,491,000       2,658,000
                                  -----------      -----------     -----------

Pre-tax results of operations*        749,000        5,433,000       4,596,000

Estimated income tax expense        1,886,000        2,760,000       2,441,000
                                  -----------      -----------     -----------

Results of operations             $(1,137,000)     $ 2,673,000     $ 2,155,000
                                  ===========      ===========     ===========

* Before general and administrative expenses.

(E)  Standardized Measure, Including Year-to-Year Changes Therein, of Discounted
     ---------------------------------------------------------------------------
     Future Net Cash Flows
     ---------------------

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

Standardized Measure of Discounted Future Net Cash Flows
--------------------------------------------------------

                                               As of September 30,
                               ------------------------------------------------
                                    1998              1997             1996
                               ---------------   ---------------  -------------

Future cash inflows            $ 83,827,000      $106,086,000      $ 91,916,000

Future production costs         (30,052,000)      (36,965,000)      (24,466,000)

Future development costs         (1,372,000)       (1,980,000)       (1,447,000)
                               ------------      ------------      ------------

Future net cash
  flows before income taxes      52,403,000        67,141,000        66,003,000

Future income tax expenses      (15,379,000)      (21,369,000)      (20,424,000)
                               ------------      ------------      ------------

Future net cash flows            37,024,000        45,772,000        45,579,000

10% annual discount
  for timing of cash flows      (14,351,000)      (17,790,000)      (18,485,000)
                               ------------      ------------      ------------

Standardized measure of
  discounted future
  net cash flows               $ 22,673,000      $ 27,982,000      $ 27,094,000
                               ============      ============      ============

Changes in the Standardized Measure of Discounted Future Net Cash Flows
-----------------------------------------------------------------------

                                              Year ended September 30,
                                      ---------------------------------------
                                          1998         1997          1996
                                      -----------   -----------   -----------

Beginning of year                     $27,982,000   $27,094,000   $20,350,000
                                      -----------   -----------   -----------
Sales of oil and natural gas
  produced, net of production costs    (6,177,000)   (8,194,000)   (7,254,000)

Net changes in prices and
  production costs, net of
  royalties and wellhead taxes         (2,295,000)    3,233,000    15,257,000

Extensions and discoveries              1,650,000     3,921,000     2,173,000

Sales of reserves in place                (49,000)     (970,000)     (415,000)

Revisions of previous
  quantity estimates                   (1,153,000)    1,937,000       366,000

Net change in Canadian
  dollar translation rate              (2,744,000)     (362,000)     (290,000)

Changes in the timing of
  future production and other             447,000      (860,000)     (346,000)

Net change in income taxes              2,466,000      (491,000)   (4,896,000)

Accretion of discount                   2,546,000     2,674,000     2,149,000
                                      -----------   -----------   -----------

Net change                             (5,309,000)      888,000     6,744,000
                                      -----------   -----------   -----------

End of year                           $22,673,000   $27,982,000   $27,094,000
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

Item 9.     Directors, Executive Officers, Promoters and Control Persons,
            -------------------------------------------------------------
            Compliance With Section 16(a) of the Exchange Act
            -------------------------------------------------

Item 10.    Executive Compensation
            ----------------------

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

Item 12.    Certain Relationships and Related Transactions
            ----------------------------------------------

      Items 9, 10, 11, and 12 are omitted pursuant to General Instructions E.3. of Form 10-KSB, since the Registrant will file its definitive proxy statement for the 1998 Annual Meeting of Stockholders not later than 120 days after the close of its fiscal year ended September 30, 1998, which proxy statement is incorporated herein by reference.

Item 13.    Exhibits, List and Reports on Form 8-K
            --------------------------------------

(A)   Financial Statements

      The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 7:

      Independent Auditors' Report - KPMG Peat Marwick LLP

      Consolidated Balance Sheets - September 30, 1998 and 1997

      Consolidated Statements of Operations -
         for the three years ended September 30, 1998

      Consolidated Statements of Cash Flows -
         for the three years ended September 30, 1998

      Consolidated Statements of Stockholders' Equity - for the three years ended September 30, 1998

      Notes to Consolidated Financial Statements

      Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(B)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended September 30, 1998.

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

                               BARNWELL INDUSTRIES, INC.
                                     (Registrant)



                                /s/ Russell M. Gifford
                              ----------------------------------
                              By:   Russell M. Gifford
                                    Chief Financial Officer,
                                    Executive Vice President and
                                    Treasurer

Date: December 7, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

   /s/ Morton H. Kinzler
----------------------------------
MORTON H. KINZLER
Chief Executive Officer,
President and Director
Date:  December 7, 1998

   /s/ Martin Anderson                       /s/ Alan D. Hunter
----------------------------------        ---------------------------
MARTIN ANDERSON, Director                 ALAN D. HUNTER, Director
Date:  December 8, 1998                   Date:  December 8, 1998

                                            /s/ Daniel Jacobson
----------------------------------        ---------------------------
H. WHITNEY BOGGS, JR., Director           DANIEL JACOBSON, Director
                                          Date:  December 7, 1998

   /s/ Barry E. Emes
----------------------------------        ---------------------------
BARRY E. EMES, Director                   WILLIAM C. WARREN, Director
Date:  December 7, 1998

   /s/ Erik Hazelhoff-Roelfzema              /s/ Glenn Yago
----------------------------------        ---------------------------
ERIK HAZELHOFF-ROELFZEMA, Director        GLENN YAGO, Director
Date:  December 8, 1998                   Date:  December 7, 1998

   /s/ Murray C. Gardner
----------------------------------
MURRAY C. GARDNER, Director
Date:  December 8, 1998