Form 10QSB
period 1998-12-31
BARNWELL INDUSTRIES INC
filed 1999-02-12
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     X      Quarterly  Report  Pursuant to Section 13 or 15(d) of the Securities
    ---     Exchange Act of 1934

            For the quarterly period ended December 31, 1998

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

As of February 5, 1999 there were 1,316,952 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes         No    X
                                                     ---         ---

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         December 31, 1998 and September 30, 1998 (Unaudited)

         Consolidated Statements of Operations
         three months ended December 31, 1998 and 1997 (Unaudited)

         Condensed Consolidated Statements of Cash Flows three months ended December 31, 1998 and 1997 (Unaudited)

         Consolidated Statements of Stockholders' Equity three months ended December 31, 1998 and 1997 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited, see Note A below)

ASSETS
------
                                                  DECEMBER 31,    September 30,
                                                     1998             1998
                                                 -------------    -------------
CURRENT ASSETS:
  Cash and cash equivalents                       $  1,669,000     $  2,178,000
  Accounts receivable, net                           1,914,000        1,593,000
  Other current assets                                 727,000          855,000
                                                  ------------     ------------
    TOTAL CURRENT ASSETS                             4,310,000        4,626,000
                                                  ------------     ------------

INVESTMENT IN LAND                                   2,881,000        2,710,000
                                                  ------------     ------------

OTHER ASSETS                                           212,000          213,000
                                                  ------------     ------------

NET PROPERTY AND EQUIPMENT                          23,598,000       24,112,000
                                                  ------------     ------------

    TOTAL ASSETS                                  $ 31,001,000     $ 31,661,000
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                $  2,027,000     $  2,836,000
  Accrued expenses                                   1,788,000        1,963,000
  Other current liabilities                          1,089,000          851,000
                                                  ------------     ------------
    TOTAL CURRENT LIABILITIES                        4,904,000        5,650,000
                                                  ------------     ------------

LONG-TERM DEBT                                      13,676,000       13,630,000
                                                  ------------     ------------

DEFERRED INCOME TAXES                                5,643,000        5,637,000
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.50 a share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                           821,000          821,000
  Additional paid-in capital                         3,103,000        3,103,000
  Retained earnings                                 11,331,000       11,281,000
  Accumulated other comprehensive loss              (3,688,000)      (3,672,000)
  Treasury stock, at cost, 325,845 shares           (4,789,000)      (4,789,000)
                                                  ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY                       6,778,000        6,744,000
                                                  ------------     ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 31,001,000     $ 31,661,000
                                                  ============     ============




Note A: The condensed consolidated balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

            See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three months ended
                                                            December 31,
                                                 -----------------------------
                                                     1998             1997
                                                 -----------      ------------
Revenues:
  Oil and natural gas                            $ 2,350,000      $  2,930,000
  Contract drilling                                  750,000           180,000
  Gas processing and other                           200,000           260,000
                                                 -----------      ------------

                                                   3,300,000         3,370,000
                                                 -----------      ------------

Costs and expenses:
  Oil and natural gas operating                      817,000           808,000
  Contract drilling operating                        576,000           259,000
  General and administrative                         764,000           792,000
  Depreciation, depletion and amortization           694,000           796,000
  Interest expense                                   206,000           157,000
                                                 -----------       -----------

                                                   3,057,000         2,812,000
                                                 -----------       -----------

Earnings before income taxes                         243,000           558,000

Income tax provision                                 193,000           438,000
                                                 -----------       -----------

NET EARNINGS                                     $    50,000       $   120,000
                                                 ===========       ===========


BASIC AND DILUTED EARNINGS PER COMMON SHARE            $0.04             $0.09
                                                       =====             =====










            See Notes to Condensed Consolidated Financial Statements


                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three months ended
                                                                   December 31,
                                                           --------------------------
                                                              1998            1997
                                                           -----------    -----------
Cash Flows from Operating Activities:
  Net earnings                                             $    50,000    $   120,000
  Adjustments to reconcile net earnings to net
   cash used in operating activities:
    Depreciation, depletion, and amortization                  694,000        796,000
    Deferred income taxes                                       15,000        141,000
                                                           -----------    -----------
                                                               759,000      1,057,000
    Decrease from changes
      in current assets and liabilities                       (931,000)    (1,287,000)
                                                           -----------    -----------

        Net cash used in operating activities                 (172,000)      (230,000)
                                                           -----------    -----------

Cash Flows from Investing Activities:
  Capital expenditures - oil and natural gas                  (211,000)    (1,574,000)
  Additions to investment in land                             (171,000)      (159,000)
  Capital expenditures - contract drilling and other           (24,000)      (137,000)
  Proceeds from sale of oil and natural gas properties          18,000          -
  Decrease in other assets                                       1,000          5,000
                                                           -----------    -----------

        Net cash used in investing activities                 (387,000)    (1,865,000)
                                                           -----------    -----------

Cash Flows from Financing Activities:
  Long-term debt borrowings                                    150,000          -
  Repayments of long-term debt                                (100,000)         -
                                                           -----------    -----------

        Net cash provided by financing activities               50,000          -
                                                           -----------    -----------
Effect of exchange rate changes
  on cash and cash equivalents                                   -            (37,000)
                                                           -----------    -----------

Net decrease in cash and cash equivalents                     (509,000)    (2,132,000)
Cash and cash equivalents at beginning of period             2,178,000      4,402,000
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $ 1,669,000    $ 2,270,000
                                                           ===========    ===========




Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest (net of amounts capitalized)                  $   195,000    $   107,000
                                                           ===========    ===========

    Income taxes                                           $    52,000    $   229,000
                                                           ===========    ===========





            See Notes to Condensed Consolidated Financial Statements



                                            BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                           (Unaudited)

                                                                                   Accumulated
                                          Additional  Comprehensive                   Other                         Total
                                 Common     Paid-In       Income       Retained    Comprehensive    Treasury    Stockholders'
                                  Stock     Capital       (Loss)       Earnings        Loss          Stock         Equity
                                --------   ----------  ------------  -----------   ------------  ------------   ------------
At September 30, 1997           $821,000   $3,103,000                $15,171,000   $ (2,240,000) $ (4,705,000)  $ 12,150,000

Comprehensive loss:
  Net earnings                                           $ 120,000       120,000                                     120,000
                                                         ---------
  Other comprehensive loss:
    Foreign currency
      translation adjustments                             (376,000)
    Unrealized holding
      gain on securities                                     2,000
                                                         ---------
  Other comprehensive loss                                (374,000)                    (374,000)                    (374,000)
                                                         ---------
Total comprehensive loss                                 $(254,000)
                                --------   ----------    =========   -----------   ------------  ------------   ------------

At December 31, 1997            $821,000   $3,103,000                $15,291,000   $ (2,614,000) $ (4,705,000)  $ 11,896,000
                                ========   ==========                ===========   ============  ============   ============


At September 30, 1998           $821,000   $3,103,000                $11,281,000   $ (3,672,000) $ (4,789,000)  $  6,744,000

Comprehensive income:
  Net earnings                                           $  50,000        50,000                                      50,000
  Other comprehensive loss -
    Foreign currency
      translation adjustments                              (16,000)                     (16,000)                     (16,000)
                                                         ---------
Total comprehensive income                               $  34,000
                                --------   ----------    =========   -----------   ------------  ------------   ------------

At December 31, 1998            $821,000   $3,103,000                $11,331,000   $ (3,688,000) $ (4,789,000)  $  6,778,000
                                ========   ==========                ===========   ============  ============   ============


                                     See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of December 31, 1998, and the Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Consolidated Statements of Stockholders' Equity for the three months ended December 31, 1998 and 1997 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1998 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1998 has been derived from audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 annual report to stockholders. The results of operations for the period ended December 31, 1998 are not necessarily indicative of the operating results for the full year.

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

2.    EARNINGS PER COMMON SHARE
      -------------------------

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for three months ended December 31, 1998 and 1997 was 1,316,952 and 1,322,052, respectively.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding for the three months ended December 31, 1998 and 1997 was 1,316,952 and 1,325,504, respectively.

      Assumed conversion of common stock options was excluded from the computation of diluted EPS for the three months ended December 31, 1998 because its effect would be antidilutive. As of December 31, 1998, options to acquire 55,000 shares of the Company's common stock were outstanding.

      A reconciliation between the numerators and denominators of the basic and diluted EPS computations for the three months ended December 31, 1997 is as follows:

                                     Three months ended December 31, 1997
                                    ---------------------------------------
                                    Net Earnings      Shares      Per-Share
                                     (Numerator)   (Denominator)    Amount
                                    ------------   ------------   ---------

Basic earnings per share            $    120,000      1,322,052       $0.09

Effect of dilutive
 securities - common stock options         -              3,452         -
                                    ------------   ------------   ---------

Diluted earnings per share          $    120,000      1,325,504       $0.09
                                    ============   ============   =========


      Assumed conversion of the convertible debentures to 95,000 and 100,000 shares of common stock was excluded from the computation of diluted EPS for the three months ended December 31, 1998 and 1997, respectively, because its effect would be antidilutive.

3.    INCOME TAXES
      ------------

      The components of the income tax provision for the three months ended December 31, 1998 and 1997 are as follows:

                                          Three months ended
                                             December 31,
                                     ---------------------------
                                        1998             1997
                                     ----------       ----------
             Current - U.S.          $     -          $     -
             Current - Foreign          178,000          297,000
                                     ----------       ----------
             Total - Current            178,000          297,000
                                     ----------       ----------

             Deferred - U.S.             15,000           25,000
             Deferred - Foreign           -              116,000
                                     ----------       ----------
             Total - Deferred            15,000          141,000
                                     ----------       ----------
                                     $  193,000       $  438,000
                                     ==========       ==========

4.    NEW STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS
      ------------------------------------------------

      In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items currently recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires reclassification of financial statements presented for earlier periods. The Company adopted the provisions of SFAS No. 130 in the first quarter of fiscal 1999.

      In June  1997,  the FASB also  issued  SFAS No.  131,  "Disclosures  about
Segments of an Enterprise and Related Information." This statement provides guidance for public business enterprises in reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company will adopt the provisions of SFAS No. 131 in its fiscal 1999 consolidated financial statements. Management does not expect adoption of SFAS No. 131 will have a material effect on the Company's reported financial information.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement standardizes the disclosure requirements of SFAS No.'s 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 addresses disclosure only and does not change any of the measurement or recognition provisions provided for in SFAS No.'s 87, 88 or 106. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 132 in its fiscal 1999 consolidated financial statements. Management does not expect adoption of SFAS No. 132 will have a material effect on the Company's reported financial information.

      In March 1998, the American Institute of Certified Public Accountants ("AICPA") Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs, including certain payroll and payroll-related costs, be capitalized and amortized over the estimated useful life of the software. The provisions of SOP 98-1 are effective for fiscal years beginning after December 31, 1998. The Company adopted the provisions of SOP 98-1 in the first quarter of fiscal 1999. The adoption of SOP 98-1 did not have a material effect on the Company's financial condition, results of operations or liquidity.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows used by operations decreased $58,000 for the three months ended December 31, 1998, as compared to the same period in the prior year, due primarily to a $395,000 increase in cash flows attributable to the timing of receivable collections and payables disbursements. This decrease in cash flows used by operations was partially offset by a decrease in operating profit generated by the Company's oil and natural gas segment.

      At December 31, 1998, the Company had $1,669,000 in cash and cash equivalents, and approximately $700,000 of available credit under its credit facility with a Canadian bank and approximately $500,000 of available credit under Kaupulehu Developments' (a 50.1% owned joint venture) land rezoning credit facility with a Hawaii bank.

      During the quarter ended December 31, 1998, the Company invested $211,000 in oil and natural gas properties (all in Canada), as compared to $1,574,000 ($1,333,000 in Canada and $241,000 in the U.S.) during the prior year's first quarter. Capital expenditures have decreased due to the completion of several development projects in fiscal 1998, no capital expenditures in the U.S. in the current period, and a reduction of the Company's oil and natural gas capital expenditures budget for fiscal 1999, as compared to the level of capital expenditures for fiscal 1998, due to the decline in oil prices.

      The Company participated in the drilling of 4 successful wells, one with two producing zones, in Alberta, Canada, during the three months ended December 31, 1998 as follows:

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     -------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     ----
Gross       -        -       1.00     3.00      -        -       1.00     3.00
Net         -        -       0.10     0.28      -        -       0.10     0.28


      The Company also invested $171,000 (including interest costs capitalized) towards the rezoning of the North Kona, Hawaii property held by Kaupulehu Developments, a 50.1% owned joint venture.

      The Company's computer systems are in the process of being upgraded. The Company expects to complete its information systems upgrades, which are represented to be Year 2000 compliant by respective vendors, by the summer of 1999. The Company estimates that the total combined internal and external cost of upgrading information systems specifically for Year 2000 compliance to be less than $30,000, and expects to fund these costs by utilizing cash flows from operations. Analysis of embedded technology issues, including, but not limited to, such items as microprocessors in petroleum and water pump controls, and potential impacts relating to third parties with which the Company has a material relationship is ongoing and to date has not brought to light evidence of potential negative impacts. Expenditures related to Year 2000 compliance in the three months ended December 31, 1998 and 1997 were not significant and were expensed as incurred.

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

RESULTS OF OPERATIONS
---------------------

Oil and Natural Gas
-------------------

                                 SELECTED OPERATING STATISTICS
                         -----------------------------------------------
                                    Average Price Per Unit
                         -----------------------------------------------
                          Three months ended               Increase
                             December 31,                 (Decrease)
                         ---------------------        ------------------
                          1998           1997            $           %
                         ------         ------        ------       -----
Liquids (Bbls)*          $ 8.44         $15.38        $(6.94)      (45%)
Oil (Bbls)*              $12.15         $17.36        $(5.21)      (30%)
Natural gas (MCF)**      $ 1.42         $ 1.48        $(0.06)       (4%)



                                         Net Production
                         -----------------------------------------------
                           Three months ended              Increase
                              December 31,                (Decrease)
                         ----------------------       ------------------
                          1998           1997          Units         %
                         -------        -------       ------       -----
Liquids (Bbls)*           18,000         18,000           -          -
Oil (Bbls)*               57,000         48,000         9,000       19%
Natural gas (MCF)**      890,000        973,000       (83,000)      (9%)

      *Bbls = stock tank barrel equivalent to 42 U.S. gallons
      **MCF = 1,000 cubic feet

     Oil and natural gas revenues decreased $580,000 (20%) for the three months ended December 31, 1998, as compared to the same period in 1997, due to 45%, 30% and 4% decreases in natural gas liquids, oil and natural gas prices, respectively. In addition to these price decreases, natural gas production declined 9% owing to production declines at Dunvegan and other properties and to certain gas gathering system workovers at Dunvegan, the Company's principal natural gas property, which have since been completed. These decreases were partially offset by a 19% increase in oil production from new wells.

Contract Drilling
-----------------

      Contract drilling revenues and costs increased $570,000 (317%) and $317,000 (122%), respectively, for the three months ended December 31, 1998, as compared to the same period in 1997, as two drilling rigs were operating concurrently during the current quarter, as compared to none in the same period in 1997. Accordingly, operating results before depreciation increased to an operating profit of $174,000 for the three months ended December 31, 1998, as compared to an operating loss before depreciation of $79,000 for the same period in 1997.

Gas Processing and Other
------------------------

      Gas processing and other income decreased $60,000 (23%) for the three months ended December 31, 1998, as compared to the same period in 1997, primarily due to a decrease in interest income as a result of lower average cash balances.

Depreciation, Depletion and Amortization
----------------------------------------

      Depreciation, depletion and amortization decreased $102,000 (13%) for the three months ended December 31, 1998, as compared to the same period in 1997, due to both lower natural gas production and the fact that depletion in the prior year period included approximately $40,000 of depletion of U.S. oil and natural gas properties; there was no depletion of U.S. oil and natural gas properties in the current year period as the Company wrote off its investments in U.S. oil and natural gas properties at September 30, 1998.

Interest Expense
----------------

      Interest expense increased $49,000 (31%) for the three months ended December 31, 1998, as compared to the same period in 1997, due to an increase in average loan balances during the current quarter.

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

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                  (Registrant)

                             /s/ Russell M. Gifford
                             ----------------------
                               Russell M. Gifford
                Executive Vice President, Chief Financial Officer

                             Date: February 12, 1999