Form 10QSB
period 1999-03-31
BARNWELL INDUSTRIES INC
filed 1999-05-17
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     X      Quarterly Report Pursuant to Section 13 or 15(d) of  the  Securities
    ---     Exchange Act of 1934

            For the quarterly period ended March 31, 1999

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

As of May 14, 1999 there were 1,316,952 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes         No    X
                                                      ---        ---

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 1999 and September 30, 1998 (Unaudited)

         Consolidated Statements of Operations -
         three and six months ended March 31, 1999 and 1998 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - six months ended March 31, 1999 and 1998 (Unaudited)

         Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) - three months ended March 31, 1999 and 1998 (Unaudited)

         Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) - six months ended March 31, 1999 and 1998 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                              March 31,
------                                                1999         September 30,
                                                   (Unaudited)         1998
                                                   -----------      -----------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 1,795,000      $ 2,178,000
   Accounts receivable, net                          1,932,000        1,593,000
   Other current assets                                752,000          855,000
                                                   -----------      -----------
     TOTAL CURRENT ASSETS                            4,479,000        4,626,000
                                                   -----------      -----------

INVESTMENT IN LAND                                   3,126,000        2,710,000
                                                   -----------      -----------

OTHER ASSETS                                           210,000          213,000
                                                   -----------      -----------

NET PROPERTY AND EQUIPMENT                          23,720,000       24,112,000
                                                   -----------      -----------

     TOTAL ASSETS                                  $31,535,000      $31,661,000
                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $ 2,016,000      $ 2,836,000
   Accrued expenses                                  1,515,000        1,963,000
   Other current liabilities                         1,165,000          851,000
                                                   -----------      -----------
     TOTAL CURRENT LIABILITIES                       4,696,000        5,650,000
                                                   -----------      -----------

LONG-TERM DEBT                                      14,011,000       13,630,000
                                                   -----------      -----------

DEFERRED INCOME TAXES                                5,819,000        5,637,000
                                                   -----------      -----------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.50 per share:
     Authorized, 4,000,000 shares
     Issued, 1,642,797 shares                          821,000          821,000
   Additional paid-in capital                        3,103,000        3,103,000
   Retained earnings                                11,361,000       11,281,000
   Accumulated other comprehensive loss             (3,487,000)      (3,672,000)
   Treasury stock, at cost, 325,845 shares          (4,789,000)      (4,789,000)
                                                   -----------      -----------
     TOTAL STOCKHOLDERS' EQUITY                      7,009,000        6,744,000
                                                   -----------      -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $31,535,000      $31,661,000
                                                   ===========      ===========

                  See Notes to Condensed Consolidated Financial Statements


                                 BARNWELL INDUSTRIES, INC.
                                 -------------------------
                                     AND SUBSIDIARIES
                                     ----------------
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                        (Unaudited)

                                        Three months ended            Six months ended
                                             March 31,                    March 31,
                                     --------------------------   -------------------------
                                         1999          1998           1999         1998
                                     -----------    -----------   -----------   -----------
Revenues:
  Oil and natural gas                $ 2,070,000    $ 2,110,000   $ 4,420,000   $ 5,040,000
  Contract drilling                      580,000        480,000     1,330,000       660,000
  Gas processing and other               190,000        300,000       390,000       560,000
                                     -----------    -----------   -----------   -----------

                                       2,840,000      2,890,000     6,140,000     6,260,000
                                     -----------    -----------   -----------   -----------
Costs and expenses:
  Oil and natural gas operating          688,000        868,000     1,505,000     1,676,000
  Contract drilling operating            479,000        683,000     1,055,000       942,000
  General and administrative             662,000      1,053,000     1,426,000     1,845,000
  Depreciation, depletion and
    amortization                         623,000        616,000     1,317,000     1,412,000
  Interest expense                       193,000        170,000       399,000       327,000
  Write-down of assets                     -          2,280,000         -         2,280,000
                                     -----------    -----------   -----------   -----------

                                       2,645,000      5,670,000     5,702,000     8,482,000
                                     -----------    -----------   -----------   -----------

Earnings (loss)
  before income taxes                    195,000     (2,780,000)      438,000    (2,222,000)

Income tax provision                     165,000        150,000       358,000       588,000
                                     -----------    -----------   -----------   -----------

NET EARNINGS (LOSS)                  $    30,000    $(2,930,000)  $    80,000   $(2,810,000)
                                     ===========    ===========   ===========   ===========

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE                  $      0.02    $     (2.22)  $      0.06   $     (2.13)
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

                                                                    Six months ended
                                                                       March 31,
                                                             ----------------------------
                                                                 1999             1998
                                                             -----------      -----------
Cash Flows from Operating Activities:
   Net earnings (loss)                                       $    80,000      $(2,810,000)
   Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
     Depreciation, depletion, and amortization                 1,317,000        1,412,000
     Deferred income taxes                                        30,000          265,000
     Write-down of assets                                           -           2,280,000
                                                             -----------      -----------
                                                               1,427,000        1,147,000

    Decrease from changes
       in current assets and liabilities                      (1,153,000)      (1,066,000)
                                                             -----------      -----------

       Net cash provided by operating activities                 274,000           81,000
                                                             -----------      -----------

Cash Flows from Investing Activities:
   Capital expenditures - oil and natural gas                   (503,000)      (3,392,000)
   Additions to investment in land                              (416,000)        (359,000)
   Capital expenditures - contract drilling and other           (162,000)        (194,000)
   Proceeds from sale of oil and natural gas properties           70,000             -
   Decrease in other assets                                        3,000            5,000
                                                             -----------      -----------

      Net cash used in investing activities                   (1,008,000)      (3,940,000)
                                                             -----------      -----------

Cash Flows from Financing Activities:
   Long-term debt borrowings                                     546,000          965,000
   Repayments of long-term debt                                 (200,000)            -
                                                             -----------      -----------

      Net cash provided by financing activities                  346,000          965,000
                                                             -----------      -----------

Effect of exchange rate
   changes on cash and cash equivalents                            5,000          (78,000)
                                                             -----------      -----------

Net decrease in cash and cash equivalents                       (383,000)      (2,972,000)
Cash and cash equivalents at beginning of period               2,178,000        4,402,000
                                                             -----------      -----------

Cash and cash equivalents at end of period                   $ 1,795,000      $ 1,430,000
                                                             ===========      ===========


Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest (net of amounts capitalized)                   $   440,000      $   119,000
                                                             ===========      ===========

     Income taxes                                            $    52,000      $   485,000
                                                             ===========      ===========

                  See Notes to Condensed Consolidated Financial Statements



                                           BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                           Three months ended March 31, 1999 and 1998
                                                           (Unaudited)

                                                                                     Accumulated
                                            Additional  Comprehensive                   Other                         Total
                                   Common    Paid-In       Income       Retained    Comprehensive    Treasury     Stockholders'
                                   Stock     Capital       (Loss)       Earnings        Loss          Stock          Equity
                                  --------  ----------  -------------  -----------  -------------  -------------  -------------
Balances at December 31, 1997     $821,000  $3,103,000                 $15,291,000  $  (2,614,000) $  (4,705,000) $  11,896,000

Comprehensive loss:
  Net loss                                              $  (2,930,000)  (2,930,000)                                  (2,930,000)
                                                        -------------
  Other comprehensive
    loss, net of income taxes:
    Foreign currency
      translation adjustments                                 (33,000)
    Unrealized holding
      loss on securities                                      (13,000)
                                                        -------------
  Other comprehensive loss                                    (46,000)                    (46,000)                      (46,000)
                                                        -------------
Total comprehensive loss                                $  (2,976,000)
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at March 31, 1998        $821,000  $3,103,000                 $12,361,000  $  (2,660,000) $  (4,705,000) $   8,920,000
                                  ========  ==========                 ===========  =============  =============  =============


Balances at December 31, 1998     $821,000  $3,103,000                 $11,331,000  $  (3,688,000) $  (4,789,000) $   6,778,000

Comprehensive income:
  Net earnings                                          $      30,000       30,000                                       30,000
  Other comprehensive income,
    net of income taxes -
    Foreign currency
      translation adjustments                                 201,000                     201,000                       201,000
                                                        -------------
Total comprehensive income                              $     231,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at March 31, 1999        $821,000  $3,103,000                 $11,361,000  $  (3,487,000) $  (4,789,000) $   7,009,000
                                  ========  ==========                 ===========  =============  =============  =============

                                 See Notes to Condensed Consolidated Financial Statements



                                           BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                            Six months ended March 31, 1999 and 1998
                                                           (Unaudited)

                                                                                    Accumulated
                                            Additional  Comprehensive                   Other                         Total
                                   Common    Paid-In       Income       Retained    Comprehensive    Treasury     Stockholders'
                                   Stock     Capital       (Loss)       Earnings        Loss          Stock          Equity
                                  --------  ----------  -------------  -----------  -------------  -------------  -------------
Balances at
   September 30, 1997             $821,000  $3,103,000                 $15,171,000  $  (2,240,000) $  (4,705,000) $  12,150,000

Comprehensive loss:
  Net loss                                              $  (2,810,000)  (2,810,000)                                  (2,810,000)
  Other comprehensive loss,
    net of income taxes -
    Foreign currency
      translation adjustments                                (420,000)                   (420,000)                     (420,000)
                                                        -------------
Total comprehensive loss                                $  (3,230,000)
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at March 31, 1998        $821,000  $3,103,000                 $12,361,000  $  (2,660,000) $  (4,705,000) $   8,920,000
                                  ========  ==========                 ===========  =============  =============  =============


Balances at
   September 30, 1998             $821,000  $3,103,000                 $11,281,000  $  (3,672,000) $  (4,789,000) $   6,744,000

Comprehensive income:
  Net earnings                                          $      80,000       80,000                                       80,000
  Other comprehensive income,
    net of income taxes -
    Foreign currency
      translation adjustments                                 185,000                     185,000                       185,000
                                                        -------------
Total comprehensive income                              $     265,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at March 31, 1999        $821,000  $3,103,000                 $11,361,000  $  (3,487,000) $  (4,789,000) $   7,009,000
                                  ========  ==========                 ===========  =============  =============  =============

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

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of March 31, 1999, the Consolidated Statements of Operations for the three and six months ended March 31, 1999 and 1998, the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1999 and 1998, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the three and six months ended March 31, 1999 and 1998 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1998 has been derived from audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 annual report to stockholders. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

2.    EARNINGS (LOSS) PER COMMON SHARE
      --------------------------------

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding was 1,316,952 for the three and six months ended March 31, 1999, and 1,322,052 for the three and six months ended March 31, 1998.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding was 1,316,952 for the three and six months ended March 31, 1999, and 1,322,052 for the three and six months ended March 31, 1998.

      Assumed conversion of common stock options was excluded from the computation of diluted EPS for the three and six months ended March 31, 1999 and 1998 because their inclusion would be antidilutive. As of March 31, 1999, options to acquire 55,000 shares of the Company's common stock were outstanding.

      Assumed conversion of the convertible debentures to 90,000 and 100,000 shares of common stock was excluded from the computation of diluted EPS for the three and six months ended March 31, 1999 and 1998, respectively, because their inclusion would be antidilutive.

3.    INCOME TAXES
      ------------

      The components of the provision for income taxes for the three and six months ended March 31, 1999 and 1998 are as follows:

                         Three months ended              Six months ended
                              March 31,                      March 31,
                       -------------------------      ------------------------
                          1999            1998           1999           1998
                       ---------       ---------      ---------      ---------
Current - U.S.         $    -          $    -         $    -         $    -
Current - Foreign        150,000          26,000        328,000        323,000
                       ---------       ---------      ---------      ---------
Total - Current          150,000          26,000        328,000        323,000
                       ---------       ---------      ---------      ---------

Deferred - U.S.           15,000          25,000         30,000         50,000
Deferred - Foreign          -             99,000           -           215,000
                       ---------       ---------      ---------      ---------
Total - Deferred          15,000         124,000         30,000        265,000
                       ---------       ---------      ---------      ---------
                       $ 165,000       $ 150,000      $ 358,000      $ 588,000
                       =========       =========      =========      =========


4.    FUTURE ACCOUNTING CHANGES
      -------------------------

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement provides guidance for public business enterprises in reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company will adopt the provisions of SFAS No. 131 in its fiscal 1999 year-end consolidated financial statements. Management does not expect adoption of SFAS No. 131 will have a material effect on the Company's reported financial information.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement standardizes the disclosure requirements of SFAS No.'s 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 addresses disclosure only and does not change any of the measurement or recognition provisions provided for in SFAS No.'s 87, 88 or 106. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt the provisions of SFAS No. 132 in its fiscal 1999 year-end consolidated financial statements. Management does not expect adoption of SFAS No. 132 will have a material effect on the Company's reported financial information.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management does not expect adoption of SFAS No. 133 will have a material effect on the Company's financial condition, results of operations or liquidity.

Item 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
        ----------------------------------------------------------------------
        RESULTS  OF OPERATIONS
        ----------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations before working capital adjustments increased for the six months ended March 31, 1999, as compared to the same period in the prior year, by $280,000 (24%), due primarily to an increase in operating profit generated by the Company's contract drilling segment, partially offset by a decrease in operating profit generated by the Company's oil and natural gas segment.

      At March 31, 1999, the Company had $1,795,000 in cash and cash equivalents, approximately $890,000 of available credit under its credit facility with a Canadian bank, and approximately $589,000 of available credit under Kaupulehu Developments' (a 50.1% owned joint venture) land rezoning credit facility with a Hawaii bank. The credit facility with the Canadian bank is currently undergoing its annual review; the facility may be extended one year with no required debt repayments for one year or converted to a 5-year term loan by the bank. If the facility is converted to a 5-year term loan, the Company has agreed to the following repayment schedule of the then outstanding loan balance: year 1-30%; year 2-27%; year 3-16%; year 4-14% and year 5-13%.

      The Company invested $292,000 and $503,000 in oil and natural gas properties (all in Canada) for the three and six months ended March 31, 1999, respectively, as compared to $1,818,000 ($1,641,000 in Canada and $177,000 in the U.S.) and $3,392,000 ($2,974,000 in Canada and $418,000 in the U.S.) for the
three and six months ended March 31, 1998, respectively. Capital expenditures have decreased as several development projects were completed in fiscal 1998, there were no capital expenditures in the U.S. in fiscal 1999, and because of a decrease in the Company's oil and natural gas capital expenditures budget for fiscal 1999, as compared to the level of capital expenditures for fiscal 1998, due to the decline in oil prices.

      During the three months ended March 31, 1999, the Company participated in the drilling of 3 successful wells and one dry hole in Alberta, Canada, as follows:

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     --------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.      Dev.
           ----     ----     ----     ----     ----     ----     ----      ----
Gross       -        -        -       3.00      -       1.00      -        4.00
Net         -        -        -       0.13      -       0.07      -        0.20

      During the six months ended March 31, 1999, the Company participated in the drilling of 7 successful wells, one with two producing zones, and one dry hole in Alberta, Canada, as follows:

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     --------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.      Dev.
           ----     ----     ----     ----     ----     ----     ----      ----
Gross       -        -       1.00     6.00      -       1.00     1.00      7.00
Net         -        -       0.10     0.41      -       0.07     0.10      0.48

      During  the  three  months   ended  March  31,  1999,   the  Company  also
participated in the recompletion of 5 gross wells (0.50 net wells) in Alberta, Canada.

      In April 1999, the County of Hawaii granted final zoning approval for a residential, golf and commercial project on approximately 1,000 acres of property held by Kaupulehu Developments, a 50.1% owned joint venture. In order to proceed with the Company's plans for development of this area, several steps must be completed, including the resolution of a legal challenge to a prior approval for this project which is before the Hawaii Supreme Court. This recent approval, however, affirms the County of Hawaii's support for the project and allows the Company to proceed with final design work in the interim.

      During the six months ended March 31, 1999, the Company invested $416,000, including $98,000 of interest costs capitalized, towards the rezoning of the North Kona, Hawaii property held by Kaupulehu Developments.

      The Company's computer systems are in the process of being upgraded. The Company expects to complete its information systems upgrades, which are represented to be Year 2000 compliant by respective vendors, by the summer of 1999. The Company estimates that the total combined internal and external cost of upgrading information systems specifically for Year 2000 compliance to be less than $30,000, and expects to fund these costs by utilizing cash flows from operations. Analysis of embedded technology issues, including, but not limited to, such items as microprocessors in petroleum and water pump controls, and potential impacts relating to third parties with which the Company has a material relationship is ongoing and to date has not brought to light evidence of potential negative impacts. Expenditures related to Year 2000 compliance in the three and six months ended March 31, 1999 and 1998 were not significant and were expensed as incurred.

      No amount of preparation and testing can guarantee Year 2000 compliance. Accordingly, the Company is developing contingency plans to overcome the most reasonably likely worst case scenarios which may result from failure by the Company or third parties to complete their Year 2000 initiatives on a timely basis. The Company expects to complete its contingency plans by September 1999. Such contingency plans may include using alternative processes, such as manual procedures or work-around applications to substitute for non-compliant systems; arranging for alternate marketers, operators, and suppliers and service providers; and developing procedures internally and in collaboration with significant third parties to address compliance issues as they arise. There is particular difficulty in the assessment of Year 2000 compliance of third parties. Accordingly, the Company considers the potential disruptions caused by such parties to present the most reasonably likely worst case scenarios. Adverse effects on the Company could include business disruption, increased costs, delays of sales and other similar ramifications.

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

RESULTS OF OPERATIONS
---------------------

Oil and Natural Gas
-------------------
                            SELECTED OPERATING STATISTICS
                            -----------------------------

                                   Average Prices
                     -----------------------------------------------
                       Three months ended               Increase
                            March 31,                  (Decrease)
                     ----------------------        -----------------
                      1999            1998            $           %
                     ------          ------        ------       ----

Oil (Bbls)*          $11.04          $14.54        $(3.50)      (24%)
Liquids (Bbls)*      $ 7.32          $13.18        $(5.86)      (44%)
Gas (MCF)**          $ 1.48          $ 1.29        $ 0.19        15%

                         Six months ended               Increase
                            March 31,                  (Decrease)
                     ----------------------        -----------------
                      1999            1998            $           %
                     ------          ------        ------       ----
Oil (Bbls)*          $11.63          $15.89        $(4.26)      (27%)
Liquids (Bbls)*      $ 7.87          $14.31        $(6.44)      (45%)
Gas (MCF)**          $ 1.45          $ 1.39        $ 0.06         4%


                                   Net Sales Volumes
                     -----------------------------------------------
                       Three months ended              Increase
                            March 31,                 (Decrease)
                     ----------------------       ------------------
                      1999            1998         Units          %
                     -------        -------       -------       ----
Oil (Bbls)*           51,000         52,000        (1,000)       (2%)
Liquids (Bbls)*       19,000         17,000         2,000        12%
Gas (MCF)**          793,000        846,000       (53,000)       (6%)

                         Six months ended               Increase
                            March 31,                  (Decrease)
                     ----------------------       ------------------
                       1999         1998           Units          %
                     ---------    ---------       --------      ----
Oil (Bbls)*            108,000      100,000          8,000        8%
Liquids (Bbls)*         37,000       35,000          2,000        6%
Gas (MCF)**          1,683,000    1,819,000       (136,000)      (7%)

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

      Oil and natural gas revenues remained relatively constant, decreasing by $40,000 (2%) for the three months ended March 31, 1999, as compared to the same period in 1998. For the six months ended March 31, 1999, oil and gas natural gas revenues decreased 12%, as compared to the same period in 1998, due to price decreases of 27% and 45% for oil and natural gas liquids, respectively, and a 7% decrease in natural gas production. These decreases were partially offset by a 4% increase in natural gas prices and 8% and 6% increases in oil and natural gas liquids production, respectively.

      Oil and natural gas operating expenses decreased $180,000 (21%) and $171,000 (10%) for the three and six months ended March 31, 1999, respectively, as compared to the same periods in 1998. These decreases were due primarily to a decrease in the Canadian dollar to U.S. dollar exchange rates for the current year periods, as compared to same periods in the prior year.

Contract Drilling
-----------------

      Contract drilling revenues increased $100,000 (21%) and contract drilling operating expenses decreased $204,000 (30%) for the three months ended March 31, 1999, as compared to the same period in 1998. Contract drilling revenues increased as three drilling rigs were operating at various times in the current year period, whereas there was only one rig operating in the same period in 1998. Contract drilling operating expenses declined as much of the prior year period's activity was generated by a large pump installation contract on which the Company was the general contractor. Pump installation contracts typically have lower margins than well drilling contracts and this was the case last year. Accordingly, operating results before depreciation increased $304,000 to an operating profit before depreciation of $101,000 for the three months ended March 31, 1999, as compared to an operating loss before depreciation of $203,000 in the same period in 1998.

      Contract drilling revenues and operating expenses increased $670,000 (102%) and $113,000 (12%), respectively, for the six months ended March 31, 1999, as compared to the same period in 1998, as there were two more rigs operating in the current year period as compared to the same period in the prior year. The increase in operating expenses was lower than the increase in revenues due to the fixed nature of some operating expenses such as lease rent on yards, and the fact that a portion of the prior year period's activity was generated by a large pump installation contract on which the Company was the general contractor. Operating results before depreciation, therefore, increased $557,000 to an operating profit before depreciation of $275,000 for the six months ended March 31, 1999, as compared to an operating loss before depreciation of $282,000 for the same period in 1998.

      This increase in operating profit before depreciation is expected to continue for the remainder of the year as the Company secured and started a significant new contract in the quarter to perform drilling and coring operations for the Hawaii Scientific Drilling Project. The Hawaii Scientific Drilling Project's purpose is to study the long-term history of the Hawaiian volcanic system by drilling an 11,000-foot continuous core of earth on the flank of the Mauna Kea volcano in Hilo, Hawaii. The Company expects to be working on this contract for another six months.

Gas Processing and Other
------------------------

      Gas processing and other income decreased $110,000 (37%) and $170,000 (30%) for the three and six months ended March 31, 1999, respectively, as compared to the same periods in 1998, due to a decrease in sharing of a gas pipeline and a decrease in interest income as a result of lower average cash balances.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses decreased $391,000 (37%) and $419,000 (23%) for the three and six months ended March 31, 1999, respectively, as compared to the same periods in 1998, as the prior year periods included costs associated with a change in management of the Company's oil and natural gas segment. In May 1998, the Company hired a new executive in charge of oil and natural gas operations. In addition, management has continued to achieve positive results in reducing expenses.

Interest Expense
----------------

      Interest expense increased $23,000 (14%) and $72,000 (22%) for the three and six months ended March 31, 1999, respectively, as compared to the same periods in 1998, due to higher average loan balances.

Write-down of Assets
--------------------

      Under the full cost method of accounting, the amount of oil and natural gas properties' capitalized costs less accumulated depletion is subject to a ceiling test limitation that requires any excess over the discounted present value of estimated future net cash flows from proved reserves to be expensed. Due to disappointing exploratory results from the Company's Michigan, North Dakota and Louisiana prospects, capitalized oil and natural gas properties' costs in the United States exceeded the full cost ceiling test limitation as of March 31, 1998. Accordingly, the Company recorded a write-down of $2,070,000 for the three months ended March 31, 1998. In addition, the Company wrote down $170,000 of land and land improvement costs related to a contract drilling yard and $40,000 related to available-for-sale securities to adjust these assets for declines in market values in the three months ended March 31, 1998.

      There were no write-downs of assets in the three and six months ended March 31, 1999.


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

Date:   May 14, 1999