Form 10QSB
period 1999-06-30
BARNWELL INDUSTRIES INC
filed 1999-08-13
CIK 10048

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                        FORM 10-QSB

     X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---     Exchange Act of 1934

            For the quarterly period ended June 30, 1999

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

As of August 11, 1999 there were 1,316,952 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes         No    X
                                                      ---        ---

                                 BARNWELL INDUSTRIES, INC.
                                 -------------------------
                                      AND SUBSIDIARIES
                                      ----------------

                                           INDEX
                                           -----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 1999 and September 30, 1998 (Unaudited)

         Consolidated Statements of Operations -
         three and nine months ended June 30, 1999 and 1998 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - nine months ended June 30, 1999 and 1998 (Unaudited)

         Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) - three months ended June 30, 1999 and 1998 (Unaudited)

         Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) - nine months ended June 30, 1999 and 1998 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

ASSETS                                                June 30,
------                                                  1999       September 30,
                                                    (Unaudited)        1998
                                                    ------------   ------------

CURRENT ASSETS:
   Cash and cash equivalents                        $  2,223,000   $  2,178,000
   Accounts receivable, net                            1,995,000      1,593,000
   Other current assets                                  845,000        855,000
                                                    ------------   ------------
     TOTAL CURRENT ASSETS                              5,063,000      4,626,000
                                                    ------------   ------------

INVESTMENT IN LAND                                     3,311,000      2,710,000
                                                    ------------   ------------

OTHER ASSETS                                             209,000        213,000
                                                    ------------   ------------

NET PROPERTY AND EQUIPMENT                            23,982,000     24,112,000
                                                    ------------   ------------

     TOTAL ASSETS                                   $ 32,565,000   $ 31,661,000
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                 $  1,699,000   $  2,836,000
   Accrued expenses                                    1,643,000      1,963,000
   Current portion, long-term debt                     1,521,000        400,000
   Other current liabilities                           1,117,000        451,000
                                                    ------------   ------------
     TOTAL CURRENT LIABILITIES                         5,980,000      5,650,000
                                                    ------------   ------------

LONG-TERM DEBT                                        13,066,000     13,630,000
                                                    ------------   ------------

DEFERRED INCOME TAXES                                  6,075,000      5,637,000
                                                    ------------   ------------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.50 per share:
     Authorized, 4,000,000 shares
     Issued, 1,642,797 shares                            821,000        821,000
   Additional paid-in capital                          3,103,000      3,103,000
   Retained earnings                                  11,461,000     11,281,000
   Accumulated other comprehensive loss               (3,152,000)    (3,672,000)
   Treasury stock, at cost, 325,845 shares            (4,789,000)    (4,789,000)
                                                    ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                        7,444,000      6,744,000
                                                    ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 32,565,000   $ 31,661,000
                                                    ============   ============

            See Notes to Condensed Consolidated Financial Statements




                                     BARNWELL INDUSTRIES, INC.
                                     -------------------------
                                         AND SUBSIDIARIES
                                         ----------------
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                              -------------------------------------
                                           (Unaudited)


                                           Three months ended            Nine months ended
                                                June 30,                     June 30,
                                        -------------------------   --------------------------
                                            1999          1998          1999          1998
                                            ----          ----          ----          ----
Revenues:
  Oil and natural gas                   $ 2,370,000   $ 2,240,000   $ 6,790,000   $ 7,280,000
  Contract drilling                       1,210,000       390,000     2,540,000     1,050,000
  Gas processing and other                  160,000       220,000       550,000       780,000
                                        -----------   -----------   -----------   -----------

                                          3,740,000     2,850,000     9,880,000     9,110,000
                                        -----------   -----------   -----------   -----------
Costs and expenses:
  Oil and natural gas operating             738,000       788,000     2,243,000     2,464,000
  Contract drilling operating               944,000       387,000     1,999,000     1,329,000
  General and administrative                794,000       730,000     2,220,000     2,575,000
  Depreciation, depletion and
    amortization                            691,000       646,000     2,008,000     2,058,000
  Interest expense                          194,000       185,000       593,000       512,000
  Write-down of assets                        -           700,000         -         2,980,000
                                        -----------   -----------   -----------   -----------

                                          3,361,000     3,436,000     9,063,000    11,918,000
                                        -----------   -----------   -----------   -----------

Earnings (loss) before income taxes         379,000      (586,000)      817,000    (2,808,000)

Income tax provision                        279,000       334,000       637,000       922,000
                                        -----------   -----------   -----------   -----------

NET EARNINGS (LOSS)                     $   100,000   $  (920,000)  $   180,000   $(3,730,000)
                                        ===========   ===========   ===========   ===========

BASIC AND DILUTED
  EARNINGS (LOSS) PER COMMON SHARE      $      0.08   $     (0.70)  $      0.14   $     (2.82)
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

                                                                Nine months ended
                                                                    June 30,
                                                           --------------------------
                                                               1999           1998
                                                           -----------    -----------
Cash Flows from Operating Activities:
   Net earnings (loss)                                     $   180,000    $(3,730,000)
   Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
     Depreciation, depletion, and amortization               2,008,000      2,058,000
     Deferred income taxes                                     103,000        633,000
     Write-down of assets                                        -          2,980,000
                                                           -----------    -----------

                                                             2,291,000      1,941,000
     Decrease from changes
       in current assets and liabilities                    (1,195,000)      (475,000)
                                                           -----------    -----------

       Net cash provided by operating activities             1,096,000      1,466,000
                                                           -----------    -----------

Cash Flows from Investing Activities:
   Capital expenditures - oil and natural gas                 (863,000)    (5,457,000)
   Additions to investment in land                            (601,000)      (570,000)
   Capital expenditures - contract drilling and other         (207,000)      (191,000)
   Proceeds from sale of oil and natural gas properties        124,000          -
   Decrease in other assets                                      4,000          6,000
                                                           -----------    -----------

      Net cash used in investing activities                 (1,543,000)    (6,212,000)
                                                           -----------    -----------

Cash Flows from Financing Activities:
   Long-term debt borrowings                                   756,000      2,338,000
   Repayments of long-term debt                               (300,000)         -
   Purchases of common stock for treasury                        -            (84,000)
                                                           -----------    -----------

      Net cash provided by financing activities                456,000      2,254,000
                                                           -----------    -----------

Effect of exchange rate
  changes on cash and cash equivalents                          36,000        (60,000)
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents            45,000     (2,552,000)
Cash and cash equivalents at beginning of period             2,178,000      4,402,000
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $ 2,223,000    $ 1,850,000
                                                           ===========    ===========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest (net of amounts capitalized)                 $   613,000    $   354,000
                                                           ===========    ===========

     Income taxes                                          $    73,000    $   547,000
                                                           ===========    ===========

                  See Notes to Condensed Consolidated Financial Statements




                                          BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                          Three months ended June 30, 1999 and 1998
                                                         (Unaudited)

                                                                                   Accumulated
                                         Additional  Comprehensive                    Other                         Total
                                Common     Paid-In       Income      Retained     Comprehensive      Treasury    Stockholders'
                                Stock      Capital       (Loss)      Earnings          Loss            Stock        Equity
                               --------  ----------   -----------   -----------   -------------    ------------  ------------
Balances at March 31, 1998     $821,000  $3,103,000                 $12,361,000   $  (2,660,000)   $ (4,705,000) $  8,920,000

Comprehensive loss:
  Net loss                                            $  (920,000)     (920,000)                                     (920,000)
  Other comprehensive loss,
    net of income taxes -
    Foreign currency
      translation adjustments                            (516,000)                     (516,000)                     (516,000)
                                                      -----------
Total comprehensive loss                              $(1,436,000)
                                                      ===========
Purchases of common
  stock for treasury                                                                                    (84,000)      (84,000)
                               --------  ----------                 -----------   -------------    ------------  ------------

Balances at June 30, 1998      $821,000  $3,103,000                 $11,441,000   $  (3,176,000)   $ (4,789,000) $  7,400,000
                               ========  ==========                 ===========   =============    ============  ============

Balances at March 31, 1999     $821,000  $3,103,000                 $11,361,000   $  (3,487,000)   $ (4,789,000) $  7,009,000

Comprehensive income:
  Net earnings                                        $   100,000       100,000                                       100,000
  Other comprehensive income,
    net of income taxes -
    Foreign currency
      translation adjustments                             335,000                       335,000                       335,000
                                                      -----------
Total comprehensive income                            $   435,000
                               --------  ----------   ===========   -----------   -------------    ------------  ------------

Balances at June 30, 1999      $821,000  $3,103,000                 $11,461,000   $  (3,152,000)   $ (4,789,000) $  7,444,000
                               ========  ==========                 ===========   =============    ============  ============

                                  See Notes to Condensed Consolidated Financial Statements




                                          BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                          Nine months ended June 30, 1999 and 1998
                                                         (Unaudited)

                                                                                   Accumulated
                                         Additional  Comprehensive                    Other                         Total
                                Common     Paid-In       Income      Retained     Comprehensive      Treasury    Stockholders'
                                Stock      Capital       (Loss)      Earnings          Loss            Stock        Equity
                               --------  ----------   -----------   -----------   -------------    ------------  ------------
Balances at
   September 30, 1997          $821,000  $3,103,000                 $15,171,000   $  (2,240,000)   $ (4,705,000) $ 12,150,000

Comprehensive loss:
  Net loss                                            $(3,730,000)   (3,730,000)                                   (3,730,000)
                                                      -----------
  Other comprehensive
    loss, net of income taxes:
    Foreign currency
      translation adjustments                            (925,000)
    Unrealized holding
      loss on securities                                  (11,000)
                                                      -----------
  Other comprehensive loss                               (936,000)                     (936,000)                     (936,000)
                                                      -----------
Total comprehensive loss                              $(4,666,000)
                                                      ===========

Purchases of common
  stock for treasury                                                                                    (84,000)      (84,000)
                               --------  ----------                 -----------   -------------    ------------  ------------

Balances at June 30, 1998      $821,000  $3,103,000                 $11,441,000   $  (3,176,000)   $ (4,789,000) $  7,400,000
                               ========  ==========                 ===========   =============    ============  ============

Balances at
   September 30, 1998          $821,000  $3,103,000                 $11,281,000   $  (3,672,000)   $ (4,789,000) $  6,744,000

Comprehensive income:
  Net earnings                                        $   180,000       180,000                                       180,000
  Other comprehensive income,
    net of income taxes -
    Foreign currency
      translation adjustments                             520,000                       520,000                       520,000
                                                      -----------
Total comprehensive income                             $  700,000
                               --------  ----------   ===========   -----------   -------------    ------------  ------------

Balances at June 30, 1999      $821,000  $3,103,000                 $11,461,000   $  (3,152,000)   $ (4,789,000) $  7,444,000
                               ========  ==========                 ===========   =============    ============  ============

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

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of June 30, 1999, the Consolidated Statements of Operations for the three and nine months ended June 30, 1999 and 1998, the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1999 and 1998, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the three and nine months ended June 30, 1999 and 1998 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1998 has been derived from audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1998 annual report to stockholders. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

2.    EARNINGS (LOSS) PER COMMON SHARE
      --------------------------------

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding was 1,316,952 for the three and nine months ended June 30, 1999. The weighted-average common shares outstanding for the three and nine months ended June 30, 1998 was 1,317,849 and 1,320,651, respectively.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding was 1,316,952 for the three and nine months ended June 30, 1999, and 1,317,849 and 1,320,651 for the three and nine months ended June 30, 1998, respectively.

      Assumed conversion of common stock options was excluded from the computation of diluted EPS for the three and nine months ended June 30, 1999 and 1998 because their inclusion would be antidilutive. As of June 30, 1999, options to acquire 50,000 shares of the Company's common stock were outstanding.

      Assumed conversion of convertible debentures to 85,000 and 100,000 shares of common stock was excluded from the computation of diluted EPS for the three and nine months ended June 30, 1999 and 1998, respectively, because their inclusion would be antidilutive.

3.    INCOME TAXES
      ------------

      The components of the provision for income taxes for the three and nine months ended June 30, 1999 and 1998 are as follows:

                            Three months ended             Nine months ended
                                  June 30,                     June 30,
                        -------------------------      ------------------------
                           1999           1998            1999          1998
                        ----------     ----------      ----------    ----------
Current - U.S.          $    -         $    -          $    -        $    -
Current - Foreign          206,000        (34,000)        534,000       289,000
                        ----------     ----------      ----------    ----------
Total - Current            206,000        (34,000)        534,000       289,000
                        ----------     ----------      ----------    ----------

Deferred - U.S.             73,000         25,000         103,000        75,000
Deferred - Foreign           -            343,000           -           558,000
                        ----------     ----------      ----------    ----------
Total - Deferred            73,000        368,000         103,000       633,000
                        ----------     ----------      ----------    ----------
                        $  279,000     $  334,000      $  637,000    $  922,000
                        ==========     ==========      ==========    ==========

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

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect adoption of SFAS No. 133 will have a material effect on the Company's financial condition, results of operations or liquidity.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations before working capital adjustments increased $350,000 (18%) for the nine months ended June 30, 1999, as compared to the same period in the prior year, due primarily to an increase in operating profit generated by the Company's contract drilling segment, partially offset by a decrease in operating profit generated by the Company's oil and natural gas segment. Cash flows from operations after working capital adjustments decreased $370,000 (25%), due primarily to fluctuations in the timing of accounts payable payments.

      At June 30, 1999, the Company had $2,223,000 in cash and cash equivalents, approximately $1,100,000 of available credit under its credit facility with a Canadian bank, and approximately $439,000 of available credit under Kaupulehu Developments' (a 50.1% owned joint venture) land rezoning credit facility with a Hawaii bank. The credit facility with the Canadian bank is currently undergoing its annual review; the facility may be extended one year with no required debt repayments for one year or converted to a 5-year term loan by the bank. If the facility is converted to a 5-year term loan, the Company has agreed to the following repayment schedule of the then outstanding loan balance: year 1-30%; year 2-27%; year 3-16%; year 4-14% and year 5-13%. The Company believes the Canadian bank will, as it has done in the past, extend the term of the credit facility. Accordingly, the Company has classified outstanding borrowings under the facility as long-term debt. There is no assurance that the bank will in fact extend the term of the facility, nor is there assurance that the facility will be renewed at its current amount.

      The Company invested $360,000 and $863,000 in oil and natural gas properties (all in Canada) for the three and nine months ended June 30, 1999, respectively, as compared to $2,065,000 ($1,875,000 in Canada and $190,000 in the U.S.) and $5,457,000 ($4,849,000 in Canada and $608,000 in the U.S.) for the
three and nine months ended June 30, 1998, respectively. Capital expenditures have decreased as several development projects were completed in fiscal 1998, there were no capital expenditures in the U.S. in fiscal 1999, and because of a decrease in the Company's oil and natural gas capital expenditures budget for fiscal 1999, as compared to the level of capital expenditures for fiscal 1998, due to the decline in oil prices in late 1998.

      During the three months ended June 30, 1999, the Company participated in the drilling of 1 successful well in Alberta, Canada, as follows:

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     -------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     ----
Gross       -        -        -       1.00      -        -        -       1.00
Net         -        -        -       0.13      -        -        -       0.13

      During the nine months ended June 30, 1999, the Company participated in the drilling of 7 successful wells, one with two producing zones, and one dry hole in Alberta, Canada, as follows:

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     -------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     ----
Gross       -        -       1.00     7.00      -       1.00     1.00     8.00
Net         -        -       0.10     0.54      -       0.07     0.10     0.61

      During the nine months ended June 30, 1999, the Company also participated in the recompletion of 9 gross wells (0.65 net wells) in Alberta, Canada.

      During the nine months ended June 30, 1999, the Company invested $601,000, including $152,000 of interest costs capitalized, towards the rezoning of the North Kona, Hawaii property held by Kaupulehu Developments.

      The Company's computer systems are in the process of being upgraded. The Company expects to complete its information systems upgrades, which are represented to be Year 2000 compliant by respective vendors, by the fall of 1999. The Company estimates that the total combined internal and external cost of upgrading information systems specifically for Year 2000 compliance to be less than $30,000, and expects to fund these costs by utilizing cash flows from operations. Analysis of embedded technology issues, including, but not limited to, such items as microprocessors in petroleum and water pump controls, and potential impacts relating to third parties with which the Company has a material relationship is ongoing and to date has not brought to light evidence of potential negative impacts. Expenditures related to Year 2000 compliance in the three and nine months ended June 30, 1999 and 1998 were not significant and were expensed as incurred.

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

RESULTS OF OPERATIONS
---------------------

Oil and Gas
-----------
                          SELECTED OPERATING STATISTICS
                          -----------------------------

                                 Average Prices
                -------------------------------------------------
                   Three months ended               Increase
                        June 30,                   (Decrease)
                -----------------------       -------------------
                  1999           1998             $            %
                --------       --------       ---------       ---
Oil (Bbls)*     $  15.11       $  11.20          $ 3.91       35%
Liquids (Bbls)* $   9.35       $   9.60          $(0.25)      (3%)
Gas (MCF)**     $   1.57       $   1.27          $ 0.30       24%

                   Nine months ended                Increase
                        June 30,                   (Decrease)
                -----------------------       -------------------
                  1999           1998             $            %
                --------       --------       ---------       ---
Oil (Bbls)*     $  12.67       $  14.19          $(1.52)     (11%)
Liquids (Bbls)* $   8.33       $  12.79          $(4.46)     (35%)
Gas (MCF)**     $   1.49       $   1.35          $ 0.14       10%

                              Net Sales Volumes
                -------------------------------------------------
                   Three months ended               Increase
                        June 30,                   (Decrease)
                -----------------------       -------------------
                  1999           1998            Units         %
s               --------       --------       ---------       ---
Oil (Bbls)*       46,000         53,000          (7,000)     (13%)
Liquids (Bbls)*   17,000         14,000           3,000       21%
Gas (MCF)**      809,000        885,000         (76,000)      (9%)

                   Nine months ended                Increase
                        June 30,                   (Decrease)
                -----------------------       -------------------
                  1999           1998            Units         %
                ---------     ---------       ---------       ---
Oil (Bbls)*       154,000       153,000           1,000        1%
Liquids (Bbls)*    54,000        50,000           4,000        8%
Gas (MCF)**     2,492,000     2,704,000        (212,000)      (8%)

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

      Oil and natural gas revenues increased $130,000 (6%) for the three months ended June 30, 1999 as compared to the same period in 1998, due primarily to 35% and 24% increases in oil and natural gas prices, respectively. The increase was partially offset by decreases in oil and natural gas volumes sold, respectively, as compared to the same period in 1998. The decrease in natural gas production of 76,000 MCF (9%) for the three months ended June 30, 1999, as compared to the same period in 1998, was due to the annual gas plant/facilities "turnaround" at Dunvegan in June 1999. This turnaround is a major maintenance program in which the gas processing facilities are temporarily shut down. Although this is an annual event, the prior year's turnaround was very short, approximately one-third of the duration of this year's turnaround. In addition, the Nova pipeline, which services the Dunvegan area, and which was shut in for its annual maintenance program in conjunction with the Dunvegan turnaround, required additional work not originally anticipated by Nova. Therefore, this pipeline was shut in for an additional week, which in turn shut in Dunvegan's natural gas production for the same period of time. The Nova pipeline has now been restored to full service.

      The decrease in oil production of 7,000 Bbls (13%) was due primarily to the Company shutting in production at its Provost property due to high operating costs. The Company is currently evaluating various options for the future for this property, including its sale to third parties.

      Oil and natural gas revenues decreased $490,000 (7%) for the nine months ended June 30, 1999, as compared to the same period in 1998, due primarily to price decreases of 35% and 11% for natural gas liquids and oil, respectively, and an 8% decrease in natural gas volumes sold (also see discussion above about the three month production decline). The decrease was partially offset by a 10% increase in natural gas prices, as compared to the same period in 1998.

Contract Drilling
-----------------

      Contract drilling revenues have increased substantially from last year, for both the three and nine months ended June 30, 1999, due primarily to the Company's attainment and performance thereunder of a contract for the Hawaii Scientific Drilling Project. The Company's work on this contract has been around the clock, 24 hours a day, seven days a week, since the Company spudded the well on March 15, 1999. By operating 24 hours per day, this one rig is effectively generating revenues equal to three drilling rigs. We expect to complete the work under this contract by year end.

      Contract drilling revenues and operating expenses increased $820,000 (210%) and $557,000 (144%), respectively, for the three months ended June 30, 1999, as compared to the same period in 1998, as there were two more rigs, one around the clock, operating at various times in the current year period as compared to the same period in the prior year. Accordingly, operating profit before depreciation increased to $266,000 for the three months ended June 30, 1999, as compared to an operating profit before depreciation of $3,000 in the same period in 1998.

      Contract drilling revenues and operating expenses increased $1,490,000 (142%) and $670,000 (50%), respectively, for the nine months ended June 30, 1999, as compared to the same period in 1998, as there were two more rigs, one around the clock, operating at various times in the current year period as compared to the same period in the prior year. The increase in operating expenses was lower than the increase in revenues due to the fixed nature of some operating expenses such as lease rent on yards, and the fact that a portion of the prior year period's activity was generated by a large pump installation contract on which the Company was the general contractor; pump installation contracts typically have lower margins than well drilling contracts, and this was the case in the prior year. Operating results before depreciation, therefore, increased $820,000 to an operating profit before depreciation of $541,000 for the nine months ended June 30, 1999, as compared to an operating loss before depreciation of $279,000 for the same period in 1998.

      This increase in operating profit before depreciation is expected to continue for the remainder of the fiscal year as the Company continues to perform drilling and coring operations for the Hawaii Scientific Drilling Project. The Hawaii Scientific Drilling Project's purpose is to study the long-term history of the Hawaiian volcanic system by drilling an 11,000-foot continuous core of earth on the flank of the Mauna Kea volcano in Hilo, Hawaii. As of early August 1999, the Hawaii Scientific Drilling Project had retrieved more than 7,200 feet of core.

Gas Processing and Other
------------------------

      Gas processing and other income decreased $60,000 (27%) and $230,000 (29%) for the three and nine months ended June 30, 1999, respectively, as compared to the same periods in 1998, due to a decrease in gas processed by the Company's interest in the Stolberg pipeline and a decrease in interest income as a result of lower average cash balances.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses decreased $355,000 (14%) for the nine months ended June 30, 1999, as compared to the same period in 1998, as the prior year period included costs associated with a change in management of the Company's oil and natural gas segment. In May 1998, the Company hired a new executive in charge of oil and natural gas operations. In addition, management has continued to achieve positive results in reducing expenses.

Interest Expense
----------------

      Interest expense increased $81,000 (16%) for the nine months ended June 30, 1999, as compared to the same period in 1998, due to higher average loan balances.

Write-down of Assets
--------------------

      Under the full cost method of accounting, the amount of oil and natural gas properties' capitalized costs less accumulated depletion is subject to a ceiling test limitation that requires any excess over the discounted present value of estimated future net cash flows from proved reserves to be expensed. Due to disappointing exploratory results from the Company's Michigan, North Dakota and Louisiana prospects, capitalized oil and natural gas properties' costs in the United States exceeded the full cost ceiling test limitation as of March 31, 1998. Accordingly, the Company recorded a write-down of $2,070,000 for the three months ended March 31, 1998. In addition, the Company wrote down $210,000 of other assets in the quarter ended March 31, 1998.

      Due to further declines in oil prices and disappointing results in North Dakota, the Company recorded an additional write-down of oil and gas properties amounting to $660,000 in the three months ended June 30, 1998. Additionally, a $40,000 write-down of available-for-sale securities was recorded during the three months ended June 30, 1998 due to a decline in market value.

      There were no write-downs of assets in the three and nine months ended June 30, 1999.

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

Date:   August 12, 1999