Form 10KSB
period 1999-09-30
BARNWELL INDUSTRIES INC
filed 1999-12-15
CIK 10048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

    X       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
   ---      SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 1999

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

Issuer's revenues for the fiscal year ended September 30, 1999: $15,160,000

The aggregate market value of the voting stock held by non-affiliates (566,097 shares) of the Registrant on December 3, 1999, based on the closing price of $11.875 on that date on the American Stock Exchange, was $6,722,000.

As of December 3, 1999 there were 1,316,952 shares of common stock, par value $.50, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
    1. Proxy statement to be forwarded to shareholders on or about January 20, 2000 is incorporated by reference in Part III hereof.

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

PART II
   Item 5.  Market For Common Equity and Related Stockholder Matters
   Item 6.  Management's Discussion and Analysis or Plan of Operation
                 Liquidity and Capital Resources
                 Year 2000 Compliance
                 Results of Operations
   Item 7.  Financial Statements
   Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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



                                     PART I

Forward-Looking Statements
--------------------------

      This Form 10-KSB, and the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including various forecasts, projections of Barnwell Industries, Inc.'s (referred to herein together with its subsidiaries as "Barnwell" or the "Company") future performance, statements of the Company's plans and objectives and other similar types of information. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions, including, but not limited to, those relating to the factors discussed below, in other portions of this Form 10-KSB, in the Notes to Consolidated Financial Statements, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, which could cause actual results to differ materially from those contained in such statements. These forward-looking statements speak only as of the date of filing of this Form 10-KSB, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

      The Company's oil and natural gas operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC") or other developments involving or affecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the government of the United States in anticipation of or in response to such developments. Domestic and international economic conditions, such as recessionary trends, inflation, interest costs, monetary exchange rates and labor costs, as well as changes in the availability and market prices of crude oil, natural gas and petroleum products, may also have a significant effect on the Company's oil and natural gas operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect the Company in several of its operations. The Company's oil and gas operations are also affected by political developments and laws and regulations, particularly in the United States and Canada, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers' health and safety.

      The Company's land investment business segment is affected by the condition of Hawaii's real estate market. The Hawaii real estate market is affected by Hawaii's economy in general and Hawaii's tourism industry in particular. Any future cash flows from the Company's land development activities are subject to, among other factors, the level of real estate activity and prices, the demand for new housing and second homes on the Island of Hawaii, the rate of increase in the cost of building materials and labor, the introduction of building code modifications, changes to zoning laws, and the level of consumer confidence in Hawaii's economy.

      The Company's contract drilling operations, which are located in Hawaii, are also indirectly affected by the factors discussed in the preceding paragraph. The Company's contract drilling operations are materially dependent upon levels of activity in land development in Hawaii. Such activity levels are affected by both short-term and long-term trends in Hawaii's economy. In prior years, Hawaii's economy has experienced very slow growth, and as events during previous years have demonstrated, any prolonged reduction or lack of growth in Hawaii's economy will depress the demand for the Company's contract drilling services. Such a decline could have a material adverse effect on the Company's revenues and profitability.

Item 1.  Description of Business
         -----------------------

      (a)  General Development of Business
           -------------------------------

      Barnwell was incorporated in 1956. During its last three completed fiscal years, the Company was engaged in oil and natural gas exploration, development, production and sales primarily in Canada, investment in leasehold land in Hawaii, and water and exploratory well drilling and water pumping system installation and repair in Hawaii. Additionally, in fiscal 1999, the Company started providing contract labor for the drilling and workovers of geothermal wells; this work is continuing into fiscal 2000. The Company's oil and natural gas activities comprise its largest business segment. Approximately 67% of the Company's revenues for the fiscal year ended September 30, 1999 were attributable to its oil and natural gas activities. The Company's contract drilling activities accounted for 28% of the Company's revenues in fiscal 1999, with natural gas processing and other revenues comprising the remaining 5% of fiscal 1999 revenues. Approximately 62% of the Company's capital expenditures for the fiscal year ended September 30, 1999 were attributable to oil and natural gas activities, 29% to land investment, 4% to contract drilling activities and 5% to other activities. The Company had no land investment revenue in 1999; land investment revenues relate to sales of leasehold interests and development rights, which do not occur every year.

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

      (ii) Contract  Drilling.
           -------------------

     The Company's wholly-owned subsidiary, Water Resources International, Inc. ("WRI"), drills water, geothermal and exploratory wells and installs and repairs water pumping systems in Hawaii. WRI owns and operates four rotary drill rigs, one rotary drill/workover rig, and pump installation and service equipment, and maintains drilling materials and pump inventory in Hawaii. WRI's contracts are usually fixed price or day rate contracts that are either negotiated with private individuals or entities, or are obtained through competitive bidding with various private entities or local, state and federal agencies.

      (iii) Land Investment.
            ----------------

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

      (b)  Financial Information about Industry Segments
           ---------------------------------------------

     Revenues of each industry segment for the fiscal years ended September 30, 1999, 1998 and 1997 are summarized as follows (all revenues were from unaffiliated customers with no intersegment sales or transfers):

                          1999              1998               1997
                    ----------------   ----------------   ----------------
Oil and natural gas $10,130,000  67%   $ 9,400,000  79%   $11,520,000  78%
Contract drilling     4,230,000  28%     1,510,000  13%     2,160,000  14%
Other                   668,000   4%       920,000   7%       873,000   6%
                    ----------- ----   ----------- ----   ----------- ----
Revenues from
  segments           15,028,000  99%    11,830,000  99%    14,553,000  98%
Interest income         132,000   1%        90,000   1%       277,000   2%
                    ----------- ----   ----------- ----   ----------- ----
  Total revenues    $15,160,000 100%   $11,920,000 100%   $14,830,000 100%
                    =========== ====   =========== ====   =========== ====

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

      As of September 30, 1999, Barnwell employed 71 employees, all on a full-time basis. Fifty are employed in contract drilling activities, ten are employed in oil and natural gas activities, and 11 are members of the corporate and administrative staff. This is an increase of 34 employees, all contract drilling employees, as compared to 37 employees as of September 30, 1998.

      For further discussion see "Governmental Regulation" and "Competition" sections in Item 2 hereof.

      (d)  Financial Information about Foreign and Domestic Operations and
           ---------------------------------------------------------------
           Export Sales
           ------------

      Revenues and long-lived assets by geographic area for the three years ended and as of September 30, 1999, 1998 and 1997 are set forth in Note 11 (Segment and Geographic Information) of "Notes to Consolidated Financial Statements" in Item 7.

Item 2.  Description of Property
         -----------------------

      OIL AND NATURAL GAS OPERATIONS
      ------------------------------

General
-------

      Barnwell's investments in oil and natural gas properties consist of investments in Canada, principally in the Province of Alberta, with minor holdings in Saskatchewan and North Dakota. These property interests are principally held under governmental leases or licenses. Under the typical Canadian provincial governmental lease, Barnwell must perform exploratory operations and comply with certain other conditions. Lease terms vary with each province, but, in general, the terms grant Barnwell the right to remove oil, natural gas and related substances subject to payment of specified royalties on production.

      Barnwell participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest. The Company also evaluates proposals by third parties for participation in other exploratory and developmental opportunities. All exploratory and developmental operations are overseen by Barnwell's Calgary, Alberta staff along with independent consultants as necessary. In fiscal 1999, Barnwell participated in exploratory and developmental operations in the Canadian Province of Alberta, although Barnwell does not limit its consideration of exploratory and developmental operations to this area.

      Barnwell's producing natural gas properties are located principally in Alberta. The Province of Alberta determines its royalty share of natural gas by using a reference price that averages all natural gas sales in Alberta. Royalty rates are calculated on a sliding scale basis, increasing as prices increase. Additionally, Barnwell pays gross overriding royalties on a portion of its natural gas sales to other parties.

      In fiscal 1999, the weighted average of royalties paid on natural gas from the Dunvegan Unit, Barnwell's principal oil and natural gas property, was 26%. The weighted average of royalties paid on all of the Company's natural gas was approximately 26% in fiscal 1999 versus 21% in fiscal 1998. The increase in the weighted average royalty rate was primarily due to higher gas prices in fiscal 1999.

      In fiscal 1999, virtually all of Barnwell's oil production was from properties located in Alberta. Royalty rates under government leases in Alberta are based on the selling price of oil and production volumes. In fiscal 1999, the weighted average royalty paid on oil was approximately 20%. In fiscal 1998, the weighted average royalty paid on oil was approximately 19%.

      Unit sales and prices of natural gas are typically higher in the winter than at other times due to demand for heating. Unit sales and prices of oil are also subject to seasonal fluctuations, but to a lesser degree.

Well Drilling Activities
------------------------

      During fiscal 1999, the Company participated in the drilling of 13 development wells and two exploratory wells, of which, in the Company's view, 13 are capable of production. The Company also participated in the recompletion of 15 wells. The most significant drilling and recompletion operations took place in the Dunvegan and Red Earth areas of Alberta.

      The Dunvegan Unit, which is the Company's principal oil and natural gas property and is located in Alberta, Canada, has over 140 natural gas wells producing from over 200 well zones. The Company holds an 8.9% interest in the Dunvegan Unit. In fiscal 1999, the Company spent over $700,000 to further develop the property through drilling, recompletions and optimizing the gathering system. Specifically, the Company participated in the drilling of two natural gas wells and the recompletion of ten natural gas wells. The results of the 1999 program were positive, demonstrating new potential in an area of the unit and with the majority of the recompletions contributing to natural gas production.

      The following table sets forth more detailed information with respect to the number of exploratory ("Exp.") and development ("Dev.") wells drilled for the fiscal years ended September 30, 1999, 1998 and 1997 in which the Company participated:

                                           Total
           Productive    Productive     Productive
           Oil Wells     Gas Wells         Wells       Dry Holes    Total Wells
           -----------   -----------    -----------   -----------   ------------
           Exp.   Dev.   Exp.   Dev.     Exp.  Dev.   Exp.   Dev.   Exp.    Dev.
           ----   ----   ----   ----     ----  ----   ----   ----   ----   -----
1999
----
Gross*      -     3.00   2.00   8.00    2.00  11.00    -     2.00   2.00   13.00
Net*        -     0.25   0.35   0.62    0.35   0.87    -     0.14   0.35    1.01

1998

Gross*     1.00  20.00    -    24.00    1.00  44.00   8.00   6.00   9.00   50.00
Net*       0.18   3.36    -     1.51    0.18   4.87   1.20   0.37   1.38    5.24

1997

Gross*     4.00  25.00   3.00  21.00    7.00  46.00   10.00  9.00  17.00   55.00
Net*       0.72   2.92   0.14   2.27    0.86   5.19    0.80  1.13   1.66    6.32

----------------------------------
* The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but .50 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Oil and Natural Gas Production
------------------------------

      In fiscal 1999, approximately 57%, 34% and 9% of the Company's oil and natural gas revenues were from the sale of natural gas, the sale of oil (including natural gas liquids) and the Alberta royalty tax credit, respectively.

      In fiscal 1999, the Company's natural gas production in fiscal 1999 averaged net sales volume after royalties of 9,000 MCF per day, a decrease of 11% from 10,100 MCF per day in fiscal 1998. This decrease was due to expected natural declines in production from some of the Company's mature properties (Dunvegan, Hillsdown, Charlotte Lake, Thornbury, and Pouce Coupe) and higher royalty rates. Dunvegan continues to contribute approximately 47% of the Company's natural gas production.

      In fiscal 1999, oil sales averaged net production of 526 barrels per day, a decrease of 9% from fiscal 1998. The Company's major oil producing properties are the Red Earth, Chauvin and Manyberries areas in Canada.

      In fiscal 1999, natural gas liquid sales averaged net production of 200 barrels per day, an increase of 12% from fiscal 1998. This increase was due to the construction of a liquids extraction plant at Dunvegan that was completed in late fiscal 1998. Dunvegan provided 75% of the Company's fiscal 1999 natural gas liquids production. Other major natural gas liquids producing properties are the Hillsdown, Pembina and Pouce Coupe areas in Alberta.

      In fiscal 1998, approximately 54%, 36% and 10% of the Company's oil and natural gas revenues were from the sale of natural gas, the sale of oil (including liquids) and the Alberta royalty tax credit, respectively.

      The following table summarizes (a) Barnwell's net production for the last three fiscal years, based on sales of crude oil, natural gas, condensate and other natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Barnwell's net production in fiscal 1999 was derived primarily from the Province of Alberta. All dollar amounts in this table are in U.S. dollars.

                                              Year Ended September 30,
                                      ------------------------------------------
                                          1999           1998           1997
                                      -------------  -------------  ------------
Annual net production:
       Natural gas liquids (BBLS)*        73,000         65,000         65,000
       Oil (BBLS)*                       192,000        210,000        199,000
       Natural gas (MCF)*              3,295,000      3,684,000      3,852,000

Annual average sale price
  per unit of production:
       BBL of liquids**                   $ 9.78         $11.36         $17.55
       BBL of oil**                       $14.08         $13.02         $19.55
       MCF of natural gas**               $ 1.57         $ 1.38         $ 1.45

Annual average production cost
  per MCFE produced***                    $ 0.70         $ 0.61         $ 0.62

The following table sets forth the gross and net number of productive wells Barnwell has an interest in as of September 30, 1999.

Productive Wells
----------------
                                  Productive Wells****
                           ----------------------------------
                                Gross*****     Net*****
                           ----------------  ----------------
Location                     Oil      Gas      Oil      Gas
---------------------      -------  -------  -------  -------
Canada
------
  Alberta                     189      356      48.7     42.1
  Saskatchewan                  3       21       0.3      3.6
                           -------  -------  -------  -------
Total                         192      377      49.0     45.7
                           =======  =======  =======  =======

-----------------------------
*     When used in this  report,  "MCF" means 1,000 cubic feet of natural gas at
      14.65 psia and 60 degrees F and the term "BBLS" means stock tank barrels of oil equivalent to 42 U.S. gallons.
** Calculated on revenues before royalty expense and royalty tax credit divided by gross production.
*** Natural gas liquids, oil and natural gas units were combined by converting barrels of natural gas liquids and oil to an MCF equivalent ("MCFE") on the basis of 5.8 MCF = 1 BBL.
**** Seventy-two gross natural gas wells have dual or multiple completions and six gross oil wells have dual completions.
***** Please see note (2) on the following table.

Developed Acreage and Undeveloped Acreage
-----------------------------------------

      The following table sets forth certain information with respect to oil and natural gas properties of Barnwell as of September 30, 1999:

                                                                  Developed and
                           Developed           Undeveloped         Undeveloped
                          Acreage(1)           Acreage(1)           Acreage(1)
                    -------------------- ------------------- -------------------
Location             Gross(2)    Net(2)   Gross(2)    Net(2)   Gross(2)   Net(2)
------------------- ---------- --------- --------- ---------- ---------- -------
Canada
------
  Alberta              252,424    37,089   167,420     37,056    419,844  74,145
  British Columbia        -         -        2,789        284      2,789     284
  Saskatchewan           3,696       543       200         11      3,896     554
U.S.
----
  North Dakota           1,520       264    22,779     10,535     24,299  10,799
                       -------    ------   -------     ------    -------  ------
Total                  257,640    37,896   193,188     47,886    450,828  85,782
                       =======    ======   =======     ======    =======  ======

------------------------------
(1) "Developed Acreage" includes the acres covered by leases upon which there are one or more producing wells. "Undeveloped Acreage" includes acres covered by leases upon which there are no producing wells and which are maintained in effect by the payment of delay rentals or the commencement of drilling thereon.

(2) "Gross" refers to the total number of wells or acres in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents one Gross Well, but .50 Net Well, and similarly, a 50% interest in a 320 acre lease represents 320 Gross Acres and 160 Net Acres. The gross wells and gross acreage figures include interests owned of record by Barnwell and, in addition, the portion owned by others.

      Barnwell's leasehold interests in its undeveloped acreage, if not developed, expire over the next five fiscal years as follows: 25% expire during fiscal 2000; 19% expire during fiscal 2001; 20% expire during fiscal 2002; 21% expire during fiscal 2003 and 15% expire during fiscal 2004. There can be no assurance that the Company will be successful in renewing its leasehold interests in the event of expiration.

      Barnwell's undeveloped acreage includes major concentrations in Alberta at Thornbury (6,604 net acres), Archie (4,000 net acres) and Boulder (2,880 net acres).

Reserves
--------

      The amounts set forth in the table below, prepared by Paddock Lindstrom and Associates, Ltd., Barnwell's independent reservoir engineering consultants, summarize the estimated net quantities of proved developed producing reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of September 30, 1999, 1998 and 1997 on all properties in which Barnwell has an interest. These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any federal authority or agency since October 1, 1980.



Proved Developed Producing Reserves
-----------------------------------

                                                September 30,
                                 -------------------------------------------
                                     1999           1998           1997
                                 -------------  -------------  -------------
Oil - barrels (BBLS)
   (including condensate and
   natural gas liquids)             1,759,000      2,109,000      2,087,000
Natural gas - thousand
   cubic feet (MCF)                25,908,000     28,306,000     29,483,000


Total Proved Developed Reserves
   (Includes Proved
Developed Producing Reserves)
-----------------------------
                                                September 30,
                                 -------------------------------------------
                                     1999           1998           1997
                                 -------------  -------------  -------------
Oil - barrels (BBLS)
   (including condensate and
   natural gas liquids)             2,138,000      2,413,000      2,613,000
Natural gas - thousand
   cubic feet (MCF)                36,879,000     40,561,000     43,951,000


      As of September 30, 1999, essentially all of Barnwell's proved developed producing and total proved developed reserves were located in the Province of Alberta, with minor volumes located in the Province of Saskatchewan.

      During fiscal 1999, Barnwell's total net proved developed reserves, including proved developed producing reserves, of oil, condensate and natural gas liquids decreased by 275,000 barrels, and total net proved developed reserves of natural gas decreased by 3,682,000 MCF. The change in oil, condensate and natural gas liquids reserves was the net result of production during the year of 265,000 barrels, the addition of 9,000 barrels from the drilling of productive oil wells, and the independent engineer's 19,000 barrel downward revision of the Company's oil reserves. The Company's oil reserves were negatively impacted by a 59,000 barrel downward revision in reserves associated with an older well in the Red Earth area of Alberta due to production problems. Barnwell's proved developed natural gas reserves decreased as a net result of production during the year of 3,295,000 MCF, the independent engineer's 889,000 MCF downward revision of the Company's natural gas reserves, and the addition of 502,000 MCF from the drilling of productive natural gas wells. The independent engineer's downward revision of the Company's net proved developed natural gas reserves was primarily the result of the engineer's use of higher royalty rates due to his use of higher prices as of September 30, 1999, as compared to September 30, 1998.

      Barnwell's working interest in the Dunvegan Unit accounted for approximately 65% and 62% of its total proved developed natural gas reserves at September 30, 1999 and 1998, respectively, and approximately 32% of proved developed oil and condensate reserves at September 30, 1999, as compared to approximately 28% of proved developed oil and condensate reserves at September 30, 1998.

      The following table sets forth the Company's oil and natural gas reserves at September 30, 1999, by property name, based on information prepared by
Paddock Lindstrom and Associates, Ltd., Barnwell's independent reservoir engineering consultant. Gross reserves are before the deduction of royalties; net reserves are after the deduction of royalties net of the Alberta Royalty Tax Credit. This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at the date of the projection. Oil, which includes natural gas liquids, is shown in thousands of barrels ("MBBLS") and natural gas is shown in millions of cubic feet ("MMCF").



                   OIL AND NATURAL GAS RESERVES AT SEPTEMBER 30, 1999

                               Total Producing                    Total Proved
                       -------------------------------   -------------------------------
                            Oil               Gas             Oil              Gas
                       ---------------  --------------   -------------   ---------------
Property Name          GROSS       NET  GROSS      NET   GROSS     NET   GROSS       NET
                            (MBBLS)          (MMCF)         (MBBLS)           (MMCF)
                       ---------------  --------------   -------------   ---------------
Dunvegan Unit            697       510  19,815  17,705     933     678   26,512   23,832
Dunvegan Non-Unit        124       112     293     261     142     125      805      708
Hillsdown                 52        41   1,933   1,724      71      58    2,103    1,877
Thornbury                  -         -   1,753   1,647       -       -    2,043    1,923
Manyberries              112       103      39      32     127     118       56       46
Pouce Coupe                5         4     838     764       6       5    1,034      948
Red Earth                752       707       -       -     860     809        -        -
Pembina                   36        32     272     233      36      32      272      232
Barrhead                   2         2     315     297       2       2      315      296
Bashaw                     -         -      31      28       -       -       31       28
Belloy                     -         -     256     229       -       -      487      433
Cessford                   6         6       -       -       6       6        -        -
Charlotte Lake            28        26     569     544      28      26    1,006      958
Chauvin                   92        85       -       -      92      85        -        -
Chigwell                   -         -      12      12       -       -       12       12
Coyote                     -         -      24      24       -       -       24       24
Drumheller                15         9     471     352      15       9      471      352
Faith                      -         -       -       -       -       -    1,011      902
Fenn-Big Valley            -         -       4       3       -       -        4        3
Gilby                      2         2      12      11       2       2       12       10
Gilwood                    -         -       -       -       -       -       96       80
Highvale                   -         -       -       -      18      18       67       59
Hilda                      -         -      41      39       -       -       41       39
Lanaway                    -         -       -       -       -       -      183      161
Leduc                      -         -       -       -       -       -      204      189
Majeau Lake                1         1      23      22       1       1       23       22
Medicine River            42        38     135     123      84      70    1,269    1,090
Mikwan                     1         1      31      29       1       1       31       29
Mitsue                     -         -      30      27       -       -       30       27
Rainbow                    2         2       -       -       2       2        -        -
Richdale                   -         -       -       -       -       -      178      164
Staplehurst                9         8       -       -      17      16        -        -
Sunnynook                  3         3     882     780       3       3      882      779
Wood River                23        22     216     197      23      22      216      197
Worsley                    2         2       -       -       2       2        -        -
Zama                      43        40     619     527      48      45    1,330    1,161
Hatton, Saskatchewan       -         -     418     298       -       -      418      298
Webb, Saskatchewan         3         3       -       -       3       3        -        -
                       -----     -----  ------  ------   -----   -----   ------   ------

  TOTAL                2,052     1,759  29,032  25,908   2,522   2,138   41,166   36,879
                       =====     =====  ======  ======   =====   =====   ======   ======

             Properties are located in Alberta, Canada unless otherwise noted.


Estimated Future Net Revenues
-----------------------------

      The following table sets forth Barnwell's "Estimated Future Net Revenues" from total proved oil, natural gas and condensate reserves and the present value of Barnwell's "Estimated Future Net Revenues" (discounted at 10%). Estimated future net revenues for total proved developed reserves are net of estimated development costs. Net revenues have been calculated using current sales prices and costs, after deducting all royalties net of the Alberta Royalty Tax Credit, operating costs, future estimated capital expenditures, and income taxes.

                                      Proved Developed          Total
                                          Producing       Proved Developed
                                          Reserves            Reserves
                                      ----------------    ----------------
Year ending September 30,

                   2000                  $ 5,810,000        $ 5,543,000
                   2001                    4,812,000          5,353,000
                   2002                    4,118,000          5,205,000
                   Thereafter             22,219,000         32,500,000
                                         -----------        -----------
                                         $36,959,000        $48,601,000
                                         ===========        ===========

Present value (discounted at 10%)
  at September 30, 1999                  $21,868,000        $28,757,000
                                         ===========        ===========

Marketing of Oil and Natural Gas
--------------------------------

      Barnwell sells substantially all of its oil and condensate production under short-term contracts between itself or the operator of the property and marketers of oil. The price of oil is freely negotiated between the buyers and sellers.

      Natural gas sold by the Company is generally sold under both long-term and short-term contracts with prices indexed to market prices. The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers. In 1999 and 1998, the Company took most of its oil and natural gas "in kind" where the Company markets the products instead of having the operator of a producing property market the products on the Company's behalf.

      In fiscal 1999, natural gas production from the Dunvegan Unit was responsible for approximately 44% of the Company's natural gas revenues. In fiscal 1999, the Company had three individually significant customers that accounted for 48% of the Company's oil and natural gas revenues. A substantial portion of Barnwell's Dunvegan natural gas production and natural gas production from other properties is sold to aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers. In fiscal 1999, Barnwell delivered significantly larger volumes of natural gas into spot markets to take advantage of new pipeline access to premium markets.

Governmental Regulation
-----------------------

      The jurisdictions in which the oil and natural gas properties of Barnwell are located have regulatory provisions relating to permits for the drilling of wells, the spacing of wells, the prevention of oil and natural gas waste, allowable rates of production and other matters. The amount of oil and natural gas produced is subject to control by regulatory agencies in each province and state that periodically assign allowable rates of production. The Province of Alberta and Government of Canada also monitor and regulate the volume of natural gas that may be removed from the province and the conditions of removal.

      There is no current government regulation of the price that may be charged on the sale of Canadian oil or natural gas production. Canadian natural gas production destined for export is priced by market forces subject to export contracts meeting certain criteria prescribed by Canada's National Energy Board and the Government of Canada.

      The right to explore for and develop oil and natural gas on lands in Alberta and Saskatchewan is controlled by the governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on the Company's operations. In addition to the foregoing, in the future, Barnwell's Canadian operations may be affected from time to time by political developments in Canada and by Canadian Federal, provincial and local laws and regulations, such as restrictions on production and export, oil and natural gas allocation and rationing, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls. Furthermore, operations may also be affected by United States import fees and restrictions.

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

     The Province of Alberta has stated that changes in the ARTC will be announced three years in advance. In December 1997, the Government of Alberta gave notice that they intended to review the ARTC program with changes expected to be effective prior to 2001. The ARTC program has been in effect in various forms since 1974 and the Company anticipates that it will be continued in some form for the foreseeable future. If the ARTC is not continued, it will have a material adverse effect on the Company.

      The resource properties located in the United States are freehold mineral interests leased under market conditions, subject to extraction and severance taxes imposed according to state regulations.

Competition
-----------

      The majority of Barnwell's natural gas sales take place in Alberta, Canada and the remainder is sold in the mid-continental United States, northeastern United States and the northern California area. Natural gas prices in Alberta are generally very competitive as there is a significant supply of natural gas. Northern California prices are also competitive and are influenced by competition from producers in the southwestern United States (Texas, etc.). Barnwell's oil and natural gas liquids are sold in Alberta with prices determined by the world price for oil.

      The Company competes in the sale of oil and natural gas on the basis of price, and on the ability to deliver products. The oil and natural gas industry is intensely competitive in all phases, including the exploration for new production and reserves and the acquisition of equipment and labor necessary to conduct drilling activities. The competition comes from numerous major oil companies as well as numerous other independent operators. There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Barnwell is a minor participant in the industry and competes in its oil and natural gas activities with many other companies having far greater financial and other resources.

      CONTRACT DRILLING OPERATIONS
      ----------------------------

      Barnwell owns 100% of Water Resources International, Inc. ("WRI"). WRI drills water and exploratory wells and installs and repairs water pumping systems in Hawaii. Additionally, in fiscal 1999, the Company started providing contract labor for the drilling and workovers of geothermal wells; this work is continuing into fiscal 2000. WRI owns and operates four Spencer-Harris portable rotary drill rigs ranging in drilling capacity from 3,500 feet to 7,000 feet, and one IDECO H-35 rotary drill/workover rig. Additionally, WRI owns a two acre parcel of real estate in an industrial park 11 miles south of Hilo, Hawaii that is currently held for sale. WRI also leases a three-quarter of an acre maintenance facility in Honolulu and a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and maintains an inventory of drilling and pump supplies. As of September 30, 1999, WRI employed 50 drilling, pump and administrative employees, none of whom are union members.

      WRI drills water, geothermal and exploratory wells of varying depths in Hawaii. In fiscal 1999, in addition to drilling water wells and drilling and plugging geothermal wells, WRI drilled a 10,370 feet deep exploratory core-sampling well for the Hawaii Scientific Drilling Project, in which an almost continuous two mile core of the earth's crust was extracted for scientific research purposes. WRI also installs and repairs water pumps and is the state of Hawaii's distributor for Floway Pumps and Centrilift Industrial Mining and Water pumps and equipment. The demand for WRI's services is primarily dependent upon land development activities in Hawaii. WRI markets its services to land developers and government agencies, and identifies potential contracts through public notices, its officers' involvement in community activities and referrals. Contracts are usually fixed price or day rate contracts and are negotiated with private entities or obtained through competitive bidding with private entities or with local, state and Federal agencies. Contract revenues are not dependent upon the discovery of water, geothermal production zones or other, similar targets, and contracts are not subject to renegotiation of profits or termination at the election of the governmental entities involved. Contracts provide for arbitration in the event of disputes.

      The Company's contract drilling subsidiary derived 43%, 42% and 73% of its contract drilling revenues in fiscal 1999, 1998 and 1997, respectively, pursuant to State of Hawaii and local county contracts. At September 30, 1999, the Company had accounts receivable from the State of Hawaii and local county entities totaling approximately $352,000. Additionally, the Company's contract drilling segment had receivables from two private entities totaling approximately $553,000. The Company has lien rights on contracts with the State of Hawaii and local county entities and with the aforementioned private entities.

      The Company's contract drilling segment currently operates in Hawaii and is not subject to seasonal fluctuations.

Activity
--------

      In fiscal 1999, WRI started five well drilling contracts and three pump installation contracts and completed three well drilling contracts and two pump installation contracts. Two of the three completed well contracts and one of the two completed pump installation contracts were started in the prior year.
Sixty-three percent (63%) of such well drilling and pump installation jobs, representing 43% of total contract drilling revenues in fiscal 1999, have been pursuant to government contracts. Additionally, in fiscal 1999, WRI was involved in a rather unique Hawaii Scientific Drilling Project. This project took a continuous core to a depth of 10,370 feet. This is the deepest hole drilled in Hawaii.

      At September 30, 1999, WRI had a backlog of eight well drilling contracts and five pump installation and repair contracts, four and three of which, respectively, were in progress as of September 30, 1999.

      The dollar amount of the Company's backlog of firm well drilling and pump installation and repair contracts at December 1, 1999 and 1998 is as follows:

                                            1999             1998
                                         ----------       ----------
      Well drilling                      $2,000,000       $1,500,000
      Pump installation and repair          300,000          500,000
                                         ----------       ----------
                                         $2,300,000       $2,000,000
                                         ==========       ==========

      All but one of the contracts in backlog at December 1, 1999 is expected to be completed within fiscal year 2000.

Competition
-----------

      WRI utilizes rotary drill rigs which have the capability of drilling wells faster than cable tool rigs. There are six other drilling contractors in Hawaii which use cable tool or rotary drill rigs that are capable of drilling wells, and six other Hawaii contractors who are capable of installing and repairing vertical turbine and submersible water pumping systems in Hawaii. One drilling contractor sold its assets and discontinued business in 1999. These contractors compete actively with WRI for government and private contracts. Pricing is the Company's major method of competition; reliability of service is also a significant factor.

      In fiscal 1999, one of WRI's two main competitors was sold to a California drilling company. The Company cannot predict the impact that this will have on the Hawaii contract drilling market.

      The number of available water well drilling jobs has not changed significantly from the prior year. However, the Company was able to bid successfully and obtain significant drilling contracts for scientific and geothermal work. The Company expects competitive pressures within the industry to remain high as demand for well drilling and pump installation in Hawaii is not expected to increase significantly in fiscal year 2000.

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

      Kaupulehu Developments' residential development rights in the approximately 100 acres are under option to Hualalai Development Company, an affiliate of Kajima Corporation of Japan. If Hualalai Development Company exercises this option, Kaupulehu Developments will receive a total of $32,250,000. The option expires on January 3, 2000 unless Kaupulehu Developments receives $6,750,000 of the total consideration on or before January 3, 2000; on April 30, 2003 unless 50% of the then remaining consideration is received on or before April 30, 2003; and the remainder of the option would then expire on April 30, 2007. If the option is partially exercised on or before January 3, 2000 for the required minimum consideration, the Company expects to receive approximately $3,000,000 in fiscal 2000 in connection with its 50.1% interest in Kaupulehu Developments in the way of loan repayments and cash distributions. There is no assurance that this option or any portion of it will be exercised.

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

      In June 1996, the State Land Use Commission ("LUC") approved Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of the 2,100 acres of land into the Urban District for resort/residential development. Subsequent to the LUC's approval, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the LUC's decision. The Third Circuit Court of the State of Hawaii upheld the Land Use Commission's approval of Kaupulehu Developments' rezoning request in all respects in a Decision and Order issued in August 1997. In November 1997, a notice of appeal was filed with the Supreme Court of the State of Hawaii by parties seeking to reverse the Third Circuit Court's decision. The Company anticipates that the Supreme Court of the State of Hawaii will rule on the appeal in 2000; management cannot predict the outcome of the appeal.

      If the Supreme Court of the State of Hawaii vacates the LUC's approval, and if the Company is subsequently unable to obtain the LUC's approval after making additional efforts with the modifications it believes are necessary to obtain the approval, there will be a materially adverse impairment of the value of the Company's leasehold rights.

Activity
--------

      In June 1998, Kaupulehu Developments filed an Application for a Project District zoning ordinance and a Special Management Area ("SMA") Use Permit Petition with the County of Hawaii, requesting changes in zoning and use of approximately 1,000 of the 2,100 acres of land to allow residential, resort and commercial development. Both the County zoning ordinance and the SMA Use Permit are required for development of the property. In December 1998, following a contested case hearing conducted in November, the Planning Commission of the County of Hawaii granted the requested SMA Use Permit to Kaupulehu Developments to be effective when the zoning ordinance is adopted. Subsequent to the Planning Commission's approval, in January 1999, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the Planning Commission's approval of the SMA use permit. In April 1999, the County of Hawaii adopted an ordinance granting approval of Kaupulehu Developments' Application for a Project District zoning ordinance, which requested changes in zoning and use of the aforementioned 1,000 acres of land to allow residential, resort and commercial development. The Company believes the Third Circuit Court of the County of Hawaii will remand the SMA Use Permit back to the County of Hawaii Planning Commission for the further review due to procedural issues. The County of Hawaii Planning Commission has scheduled a hearing on Kaupulehu Developments' application for the SMA Use Permit for late December 1999. Management cannot predict the outcome of the County of Hawaii Planning
Commission's review and there is no assurance that an approval will be forthcoming at any time.

      If the County of Hawaii Planning Commission does not grant the SMA use permit, and if the Company is subsequently unable to obtain the County of Hawaii Planning Commission's approval of the SMA Use Permit after making additional efforts with the modifications it believes are necessary to obtain the approval, there will be a materially adverse impairment of the value of the Company's leasehold rights.

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

      For the past several years, Hawaii's economy has experienced little or no growth and the real estate market has been slow. However, the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments' property is located, has experienced strong demand in recent years. This trend continued through fiscal 1999 and is not expected to decline significantly in the near term, although there can be no assurance this trend will in fact continue.

Item 3.  Legal Proceedings
         -----------------

         In June 1996, the State Land Use Commission approved Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of land into the Urban District for resort/residential development. Subsequent to the Land Use Commission's approval, a notice of appeal was filed in the Third Circuit Court of the State of Hawaii by Ka Lahui Hawai'i, Kona Hawaiian Civic
Club, Protect Kohanaiki Ohana and Plan to Protect (collectively, the "Appellants") against the Land Use Commission, State of Hawaii; Office of State Planning, State of Hawaii; County of Hawaii Planning Department; and Kaupulehu Developments seeking to reverse the Land Use Commission's decision. The Third Circuit Court of the State of Hawaii upheld the Land Use Commission's approval of Kaupulehu Developments' rezoning request in all respects in a Decision and Order issued in August 1997. In November 1997, the Appellants filed a notice of appeal in the Supreme Court of the State of Hawaii seeking to reverse the Third Circuit Court's decision. The Company anticipates that the Supreme Court of the State of Hawaii will rule on the appeal in 2000 and management cannot predict the outcome of such appeal.

      In June 1998, Kaupulehu Developments filed an Application for a Project District zoning ordinance and a Special Management Area ("SMA") Use Permit Petition with the County of Hawaii, requesting changes in zoning and use of approximately 1,000 of the 2,100 acres of land to allow residential, resort and commercial development. Both the County zoning ordinance and the SMA Use Permit are required for development of the property. In December 1998, following a contested case hearing conducted in November, the Planning Commission of the County of Hawaii granted the requested SMA Use Permit to Kaupulehu Developments to be effective when the zoning ordinance is adopted. Subsequent to the Planning Commission's approval, in January 1999, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by Ka Lahui Hawai'i and Protect Kohanaiki Ohana seeking to reverse the Planning Commission's approval of the SMA use permit. In April 1999, the County of Hawaii adopted an ordinance granting approval of Kaupulehu Developments' Application for a Project District zoning ordinance, which requested changes in zoning and use of the aforementioned 1,000 acres of land to allow residential, resort and commercial development. The Company believes the Third Circuit Court of the County of Hawaii will remand the SMA Use Permit back to the County of Hawaii Planning Commission for further review due to procedural issues. The County of Hawaii Planning Commission has scheduled a hearing on Kaupulehu Developments' application for the SMA Use Permit for late December 1999. Management cannot predict the outcome of the County of Hawaii Planning Commission's decision and there is no assurance that an approval will be forthcoming at any time.

      If the Supreme Court of the State of Hawaii vacates the LUC's approval, and if the Company is subsequently unable to obtain the LUC's approval after making additional efforts with the modifications it believes are necessary to obtain the approval, there will be a materially adverse impairment of the value of the Company's leasehold rights. Similarly, if the County of Hawaii Planning Commission does not grant the SMA use permit, and if the Company is subsequently unable to obtain the County of Hawaii Planning Commission's approval of the SMA Use Permit after making additional efforts with the modifications it believes are necessary to obtain the approval, there will be a materially adverse impairment of the value of the Company's leasehold rights.

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

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters
         --------------------------------------------------------

      The principal market on which the Company's common stock is being traded is the American Stock Exchange. The following tables present the quarterly high and low closing prices, on the American Stock Exchange, for the registrant's common stock during the periods indicated:

Quarter Ended         High     Low      Quarter Ended        High     Low
-------------         ----     ---      -------------        ----     ---

December 31, 1997     20       16-1/4   December 31, 1998    12-7/16  11-1/8
March 31, 1998        17-5/8   16-1/4   March 31, 1999       12-1/8   11
June 30, 1998         16-7/8   14       June 30, 1999        11-3/4   10-7/8
September 30, 1998    14-3/8   12-3/8   September 30, 1999   13-1/4   10-3/8

      As of December 3, 1999, there were 1,316,952 shares of common stock, par value $.50, outstanding. There were approximately 400 holders of the common stock of the registrant as of December 3, 1999.

      In May 1995, quarterly dividend payments were suspended and remain suspended to date.


Item 6.     Management's Discussion and Analysis or Plan of Operation
            ---------------------------------------------------------

      The following section contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including various forecasts, projections of Barnwell's future performance, statements of the Company's plans and objectives and other similar types of information. Although the Company believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions, including, but not limited to, those relating to the factors discussed below, in other portions of this Form 10-KSB, in the Notes to Consolidated Financial Statements, and in other documents filed by the Company with the Securities and Exchange Commission from time to time, which could cause actual results to differ materially from those contained in such statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under Part I, "Forward-Looking Statements," as well as those discussed elsewhere in this Form 10-KSB. All forward-looking statements contained in this Form 10-KSB are qualified in their entirety by this statement and speak only as of the date of filing of this Form 10-KSB, and the Company expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations before changes in current assets and liabilities increased $1,127,000 (45%) in fiscal 1999, as compared to fiscal 1998, due to increases in operating profit generated by both the Company's oil and natural gas and contract drilling segments in fiscal 1999, as compared to fiscal 1998. The increase in the contract drilling segment's operating profit was due primarily to a substantial increase in revenue from the prior year due to the Company's obtainment and performance thereunder of a large scientific drilling and coring project and a geothermal well contract in fiscal 1999. These jobs were operated seven days a week, 24 hours per day, as opposed to water well contracts, which are typically operated five days a week, eight hours per day. As a result, contract drilling revenues increased $2,720,000 (180%) in fiscal 1999, as compared to fiscal 1998. The increase in the oil and gas segment's operating profit from the prior year, excluding the prior year's non-cash write-downs, was due primarily to 14% and 8% increases in natural gas and oil prices, respectively. Cash flows from operations after changes in current assets and liabilities were $2,725,000 in fiscal 1999, as compared to $2,961,000 in fiscal 1998, a decrease of $236,000; the decrease was due to the reduction of over $1,000,000 of accounts payables in fiscal 1999.

      The Company's revolving credit facility is with the Royal Bank of Canada for $19,000,000 Canadian dollars or its U.S. dollar equivalent of approximately $12,900,000 at September 30, 1999. The facility is reviewed annually with a primary focus on the future cash flows generated by the Company's oil and natural gas properties. The next review is planned for February 2000. Subject to that review, the facility may be extended one year with no required debt repayments for one year, or converted to a five-year term loan by the bank. If the facility is converted to a five-year term loan, the Company has agreed to the following repayment schedule of the then outstanding balance: year 1 - 30%; year 2 - 27%; year 3 - 16%; year 4 - 14%; year 5 - 13%. The facility is collateralized by the Company's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties. No compensating bank balances are required on any of the Company's indebtedness under the facility.

      The Canadian bank has represented that it will not require any repayments under the facility before September 30, 2000. Accordingly, the Company has classified outstanding borrowings under the facility as long-term debt.

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

      The Company has $1,600,000 of convertible  notes  outstanding at September
30, 1999 that are payable in 16 consecutive, equal quarterly installments. Interest is payable quarterly at a rate to be adjusted each quarter to the greater of 10% per annum or 1% over the prime rate of interest. The Company paid interest on these notes at the rate of 10% per annum throughout fiscal 1999. Additionally, Kaupulehu Developments, a 50.1%-owned joint venture, has a $1,500,000 credit facility with a Hawaii bank to finance the land investment segment's rezoning expenditures. Total available credit and outstanding borrowings under the land investment facility at September 30, 1999 amounted to $250,000 and $1,250,000, respectively. For more information on the Company's credit facilities, see Note 5 of "Notes to the Consolidated Financial Statements" in Item 7.

      At September 30, 1999, the Company's consolidated cash and cash equivalents amounted to $2,577,000 and available credit under the Royal Bank of Canada's revolving credit facility was approximately $1,469,000. The Company has a $960,000 deficit in working capital due partially to the classification of the $1,250,000 of outstanding borrowings under the land investment facility as current portion of long-term debt as it is due March 31, 2000. Management anticipates that the repayment of this note will be funded by the receipt of monies from the exercise of a portion of the option held on Kaupulehu Developments' land position in early fiscal 2000. Nevertheless, if no option proceeds are received, the Company's current cash position and available credit, as well as future cash flows from operations and potential cash flows from land sales, will enable the Company to repay the debt.

      The following table sets forth the Company's capital expenditures for each of the last three fiscal years:

                                       1999             1998            1997
                                     --------         --------        ---------

Oil and natural gas - Canada       $ 1,753,000      $ 6,009,000      $ 4,727,000
Oil and natural gas - U.S.               -              960,000        1,750,000
                                   -----------      -----------      -----------
  Total oil and natural gas          1,753,000        6,969,000        6,477,000

Land investment                        809,000          862,000          733,000
Contract drilling                      121,000           91,000          189,000
Other                                  148,000          205,000           97,000
                                   -----------      -----------      -----------
  Total capital expenditures       $ 2,831,000      $ 8,127,000      $ 7,496,000
                                   ===========      ===========      ===========

Increase (decrease) in total
  oil and natural gas capital
  expenditures from prior year     $(5,216,000)     $   492,000      $ 1,428,000
                                   ===========      ===========      ===========

      The Company's oil and natural gas capital expenditures in fiscal 1999 totaled $1,753,000. The Company participated in drilling 15 wells, 13 of which were successful, and the recompletion of 15 wells. Capital expenditures were reduced in 1999 as the Company responded to poor commodity price levels for the first half of fiscal 1999 by reducing its capital expense budget and as there were no capital expenditures in the U.S. in fiscal 1999.

      The following table sets forth the gross number of oil and natural gas wells the Company participated in drilling and purchased for each of the last three fiscal years:

                                                1999        1998       1997
                                              --------    --------   --------
Development oil and natural
  gas wells drilled                               13          50         55

Exploratory oil and natural
  gas wells drilled                                2           9         17

Successful oil and natural
  wells drilled and purchased                     13          45         53

      Additionally, in 1999 the Company has built a technical team to internally generate oil and gas exploration projects. The team is initially focusing on an area encompassing Southeast and Central Alberta.

      As a result, the Company has increased its oil and natural gas capital expenditures budget for fiscal 2000, as compared to the level of capital expenditures for fiscal 1999. The Company's current estimate of fiscal 2000 capital expenditures is $3,000,000. This number may increase or decrease as dictated by management's assessment of the oil and gas environment and prospects.

      In fiscal  1999,  $809,000  of the  Company's  capital  expenditures  were applicable  to the  rezoning  of  leasehold  land in North  Kona,  Hawaii,  from conservation to urban, as compared to $862,000 in fiscal 1998. These expenditures were comprised of legal, consulting and planning fees incurred to process Kaupulehu Developments' applications through the entitlement and judiciary processes, as well as capitalized interest. They were funded through borrowings under Kaupulehu Developments' $1,500,000 land rezoning credit facility; available credit under the facility was $250,000 at September 30, 1999.

      The Company did not receive any revenues in fiscal 1999, 1998, and 1997 related to its 50.1% interest in Kaupulehu Developments. Kaupulehu Developments' revenues specifically relate to sales of leasehold interests and development rights, which do not occur every year. Kaupulehu Developments' residential development rights in the approximately 100 acres are currently under option to Hualalai Development Company, an affiliate of Kajima Corporation of Japan. If Hualalai Development Company fully exercises this option, Kaupulehu Developments will receive a total of $32,250,000. The option expires on January 3, 2000, unless Kaupulehu Developments receives $6,750,000 of the total consideration on or before January 3, 2000; on April 30, 2003 unless 50% of the then remaining consideration is received on or before April 30, 2003; and the remainder of the option would then expire on April 30, 2007. If the option is partially exercised on or before January 3, 2000 for the required minimum consideration, the Company expects to receive approximately $3,000,000 in pre-tax cash flow in fiscal 2000 in connection with its 50.1% interest in Kaupulehu Developments in the way of loan repayments and cash distributions. There is no assurance that this option or any portion of it will be exercised.

      In fiscal 1999, the Company spent $121,000 in capital expenditures applicable to contract drilling activities, as compared to $91,000 in fiscal 1998. These capital expenditures were funded by cash flows generated by contract drilling operations.

YEAR 2000 COMPLIANCE
--------------------

      The Company's administrative and accounting computer systems have been upgraded to systems that are represented to be Year 2000 compliant by respective vendors. Analysis of embedded technology issues, including, but not limited to, such items as microprocessors in petroleum and water pump controls, and potential impacts relating to third parties with which the Company has a material relationship is ongoing and to date has not brought to light evidence of potential negative impacts. Expenditures related to Year 2000 compliance in fiscal years 1999, 1998 and 1997 were not significant and were expensed as incurred.

      No amount of preparation and testing can guarantee Year 2000 compliance. Accordingly, the Company has developed contingency plans to overcome the most reasonably likely worst case scenarios which may result from failure by the Company or third parties to complete their Year 2000 initiatives on a timely basis. The Company's contingency plans include using alternative processes, such as manual procedures or work-around applications to substitute for non-compliant systems; arranging for alternate marketers, operators, and suppliers and service providers; and developing procedures internally and in collaboration with significant third parties to address compliance issues as they arise. There is particular difficulty in the assessment of Year 2000 compliance of third parties. Accordingly, the Company considers the potential disruptions caused by such parties to present the most reasonably likely worst case scenarios. Adverse effects on the Company could include business disruption, increased costs, delays of sales and other similar ramifications.

      The Company's state of readiness and the impact of any Year 2000 issues are estimates and subject to change. Actual results could differ from those currently anticipated. Factors that could cause such differences include, but are not limited to, the availability of key Year 2000 project personnel, the accuracy of system vendors' represented specifications, the Company's ability to respond to unforeseen Year 2000 complications, the readiness of third parties, the accuracy of third party assurances regarding Year 2000 compliance and similar uncertainties.

RESULTS OF OPERATIONS
---------------------

  Summary
  -------

      Barnwell reported net earnings of $520,000 in fiscal 1999, an increase of $4,410,000 over fiscal 1998, due to significant increases in operating profit generated by both its oil and natural gas and contract drilling segments, and to the absence of write-downs in fiscal 1999. Operating profits generated by the Company's contract drilling segment increased $1,292,000 from an operating loss of $550,000 in fiscal 1998 to an operating profit of $742,000 in fiscal 1999, due primarily to an increased number of drilling contracts and due to the fact the scientific coring and geothermal well contracts performed in fiscal 1999 were operated on a 24 hour basis; the prior years' revenues were generated by water well contracts which typically operate during daylight only. Operating profit generated by the Company's oil and gas segment, excluding the 1998 non-cash write-downs, increased $709,000 from $3,479,000 in fiscal 1998 to $4,188,000 in fiscal 1999 due primarily to 14% and 8% increases in natural gas and oil prices, respectively.

      Barnwell reported a net loss of $3,890,000 in fiscal 1998, principally due to non-cash write-downs of $2,995,000. Due to unsuccessful drilling results in the Michigan Basin prospect, the Company and its joint venture partners discontinued development of the prospect. Accordingly, the Company wrote off its entire investment in the prospect, including additional costs for estimated site restoration and abandonment. This write-off totaled $1,600,000. In addition, due to unfavorable drilling results and a significant decline in oil prices, the Company abandoned its remaining U.S. oil and gas prospects during fiscal 1998 and recorded a write-off of such properties of $1,130,000. The Company also wrote down available-for-sale investment securities amounting to $95,000 and contract drilling land and land improvements held for sale amounting to $170,000 as a result of declines in the market values of these assets. The aforementioned write-downs, coupled with decreases of 33%, 35% and 5% in oil, liquids and natural gas prices, respectively, and negative contract drilling margins, resulted in the net loss for the Company of $3,890,000 in fiscal 1998, a decrease of $4,940,000 from net earnings of $1,050,000 in fiscal 1997.

Oil and Natural Gas Revenues
----------------------------

Selected Operating Statistics

      The following tables set forth the Company's annual net production and annual average price per unit of production for fiscal 1999 as compared to fiscal 1998, and fiscal 1998 as compared to fiscal 1997.

Fiscal 1999 - Fiscal 1998
-------------------------

                                        Annual Net Production
                        -------------------------------------------------------
                                                             Increase
                                                            (Decrease)
                                                     --------------------------
                           1999          1998           Units           %
                        -----------   -----------    -----------   ------------
  Liquids (Bbl)*           73,000        65,000         8,000         12%
  Oil (Bbl)*              192,000       210,000       (18,000)        (9%)
  Natural gas (MCF)**   3,295,000     3,684,000      (389,000)       (11%)


                                    Annual Average Price Per Unit
                        -------------------------------------------------------
                                                             Increase
                                                            (Decrease)
                                                     --------------------------
                           1999          1998             $             %
                        -----------   -----------    -----------   ------------
  Liquids (Bbl)*           $ 9.78       $11.36          $(1.58)       (14%)
  Oil (Bbl)*               $14.08       $13.02          $ 1.06          8%
  Natural gas (MCF)**      $ 1.57       $ 1.38          $ 0.19         14%

Fiscal 1998 - Fiscal 1997
-------------------------
                                        Annual Net Production
                        -------------------------------------------------------
                                                             Increase
                                                            (Decrease)
                                                     --------------------------
                           1998          1997           Units           %
                        -----------   -----------    -----------   ------------
  Liquids (Bbl)*            65,000        65,000          -             -
  Oil (Bbl)*               210,000       199,000        11,000          6%
  Natural gas (MCF)**    3,684,000     3,852,000      (168,000)        (4%)

                                    Annual Average Price Per Unit
                        -------------------------------------------------------
                                                             Increase
                                                            (Decrease)
                                                     --------------------------
                           1998          1997             $             %
                        -----------   -----------    -----------   ------------
  Liquids (Bbl)*          $11.36        $17.55         $(6.19)        (35%)
  Oil (Bbl)*              $13.02        $19.55         $(6.53)        (33%)
  Natural gas (MCF)**     $ 1.38        $ 1.45         $(0.07)         (5%)

       *Bbl = stock tank barrel equivalent to 42 U.S. gallons
      **MCF = 1,000 cubic feet

      Oil and natural gas revenues increased $730,000 or 8% in fiscal 1999 to $10,130,000, as compared to $9,400,000 in fiscal 1998, due to 14% and 8%
increases in the average price received for natural gas and oil, respectively, and a 12% increase in natural gas liquids volumes. The increase was partially offset by decreases in natural gas and oil volumes of 11% and 9%, respectively, and a 14% decrease in natural gas liquids prices. The decrease in natural gas and oil production was due to projected production declines at the Company's principal natural gas and oil properties.

      The Company participated in the construction of a deep cut gas plant at Dunvegan in fiscal 1998, which enhances the separation of lighter end natural gas liquids from natural gas. This gas plant commenced operations in November 1998, and as a result, natural gas liquid production increased in fiscal 1999. These liquids were of a lower energy value than that of the average natural gas liquids produced by the Company in fiscal 1998, resulting in a lower average price for natural gas liquids in fiscal 1999. The separation of the natural gas liquids from the natural gas results in natural gas with a lower energy content, which in turn results in a lower natural gas price. As such, while the new deep cut plant has resulted in higher revenues from the sale of natural gas liquids, the Company has experienced a decrease, although a smaller one, in revenues from the sale of natural gas.

      In late December 1998 the Northern Border natural gas pipeline, transporting natural gas from Alberta to Chicago, commenced operations. This new pipeline, which is capable of delivering over 700 million cubic feet of natural gas per day, has had a significant positive impact on the natural gas price received by Alberta producers. The pipeline has increased accessibility to U.S. markets and reduced the amount of natural gas available for the intra Alberta market. As a result, Alberta spot natural gas prices have increased and the basis differential between NYMEX and Alberta natural gas prices has decreased significantly. The Company has directed substantially more of its gas volumes to the Alberta spot market.

      Oil and natural gas revenues decreased $2,120,000 or 18% in fiscal 1998 to $9,400,000, as compared to $11,520,000 in fiscal 1997, due to significant decreases in the average price received for oil and natural gas liquids, and a 5% decrease in average gas prices received. In addition, gas volumes decreased slightly, 4%, as compared to fiscal 1997. This production decline was the result of normal production declines at the Company's mature properties exceeding new production coming on line. The decreases were partially offset by a 6% increase in oil volumes brought about by new oil wells.

Oil and Natural Gas Operating Expenses
--------------------------------------

      Operating expenses were relatively unchanged from fiscal 1997 through fiscal 1999. Operating expenses increased $145,000 (4%) in fiscal 1999 to $3,368,000, as compared to $3,223,000 in fiscal 1998, and decreased $103,000
(3%) in fiscal 1998 to $3,223,000, as compared to $3,326,000 in fiscal 1997.

Contract Drilling
-----------------

      Contract drilling revenues and costs are associated with water well, geothermal well and exploratory well drilling, and water pump installation, replacement and repair in Hawaii. The Company has benefited in fiscal 1999 from the availability and successful bidding of geothermal and exploratory well work. The number of available water well drilling jobs has not changed significantly from the prior year and competition for such jobs remains high. The Company anticipates that contract drilling revenues in fiscal 2000 will decrease approximately $900,000 from fiscal 1999 revenues.

      Contract drilling revenues increased $2,720,000 (180%) to $4,230,000 in fiscal 1999, as compared to $1,510,000 in fiscal 1998, and contract drilling operating expenses increased $1,556,000 (85%) to $3,378,000 in fiscal 1999, as compared to $1,822,000 in fiscal 1998, due primarily to the Company's obtainment and performance thereunder of contracts for the Hawaii Scientific Drilling Project and a geothermal well. These jobs were operated seven days a week, 24 hours per day, as opposed to water well contracts, which are typically operated five days a week, eight hours per day. As a result of the significant increase in activity, operating profit before depreciation increased to $852,000 for fiscal 1999, as compared to an operating loss before depreciation of $482,000 in fiscal 1998.

      At September 30, 1999 the Company had a backlog of five pump installation and repair contracts and eight well drilling contracts. Three pump installation contracts and four well drilling contracts were in progress as of September 30, 1999. These thirteen contracts represent a backlog of contract drilling revenues of approximately $2,300,000 as of December 1, 1999.

      Contract drilling revenues decreased $650,000 (30%) in fiscal 1998 to $1,510,000, as compared to $2,160,000 in fiscal 1997, due primarily to lower demand for both water well drilling work and pump installation and to increased competition for these fewer jobs. The increase in competition has driven contract bid prices down, resulting in lower revenues and contract margins. Contract drilling operating costs remained fairly constant (decreased $28,000 or 2% from $1,850,000 in fiscal 1997 to $1,822,000 in fiscal 1998). As a result of the decrease in contract prices, contract drilling operating results before depreciation decreased to a loss of $482,000 in fiscal 1998, as compared to an operating profit before depreciation of $310,000 in fiscal 1997. Included in fiscal 1998's operating results is a $170,000 write-down of a contract drilling yard held for sale.

Gas Processing and Other Income
-------------------------------

      Gas processing and other income decreased $210,000 (21%) in fiscal 1999 to $800,000, as compared to $1,010,000 in fiscal 1998, due primarily to a decrease in the amount of gas processed by the Company's interest in the Stolberg pipeline.

      Gas processing and other income decreased $140,000 (12%) in fiscal 1998 to $1,010,000, as compared to $1,150,000 in fiscal 1997, due to a decrease in interest income as a result of lower average cash balances.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses remained relatively constant from fiscal 1997 through fiscal 1999. General and administrative expenses decreased $105,000 (3%) in fiscal 1999 to $3,187,000, as compared to $3,292,000 in fiscal
1998 and increased $84,000 (3%) in fiscal 1998 to $3,292,000, as compared to $3,208,000 in fiscal 1997.

Depreciation, Depletion and Amortization
----------------------------------------

      Depreciation, depletion and amortization expense decreased $78,000 (3%) to $2,820,000 in fiscal 1999, as compared to $2,898,000 in fiscal 1998, due primarily a decline in production volumes, partially offset by a 4% increase in the depletion rate per MCF equivalent and a $42,000 increase in contract drilling depreciation. The higher depletion rate is the result of increased cost of finding and developing proven reserves. The increase in contract drilling depreciation is attributable to the addition of equipment as a result of the increase in contract drilling activity.

      Depreciation, depletion and amortization expense increased $124,000 (4%) to $2,898,000 in fiscal 1998, as compared to $2,774,000 in fiscal 1997, due to an 11% increase in the depletion rate per MCF equivalent, partially offset by a decline in production volumes. The higher depletion rate is the result of increased cost of finding and developing proven reserves. The increase in depletion was also partially offset by decreased depreciation expense resulting from certain water well drilling assets becoming fully depreciated in fiscal 1997.

Interest Expense
----------------

      Interest expense increased $87,000 (12%) in fiscal 1999 to $809,000, as compared to $722,000 in fiscal 1998, due to higher average loan balances. The weighted average balance of the outstanding borrowings from the Royal Bank of Canada increased from approximately $10,300,000 in fiscal 1998 to approximately $11,700,000 in fiscal 1999 as borrowings made in the latter half of fiscal 1998 were outstanding for ostensibly all of fiscal 1999. Partially offsetting the increase were lower average interest rates. The average interest rate incurred during fiscal 1999 on the Company's borrowings from the Royal Bank of Canada decreased to 6.18% as compared to 6.67% in fiscal 1998, and the average interest rate on Kaupulehu Developments' borrowings was 9.40% in fiscal 1999 as compared to 10.00% in fiscal 1998. The interest rate on the convertible notes in fiscal 1999 was unchanged at 10.00% per annum.

      Interest expense increased $98,000 (16%) in fiscal 1998 to $722,000, as compared to $624,000 in fiscal 1997, due primarily to higher average loan balances and interest rates. The average interest rate incurred during fiscal 1998 on the Company's $11,665,000 of debt with the Royal Bank of Canada increased to 6.67% as compared to 6.35% in fiscal 1997, the interest rate on the $2,000,000 of convertible notes in fiscal 1998 was unchanged at 10.00% per annum, and the average interest rate on Kaupulehu Developments' $365,000 of borrowings was 10.00% in fiscal 1998.

Write-down of Oil and Natural Gas Properties and Other Assets
-------------------------------------------------------------

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

      In fiscal 1997, the Company recorded a U.S. oil and natural gas properties ceiling test write-down of $270,000. This write-down was largely related to activities in North Dakota where one dry well was drilled, a producing oil well watered out and the independent engineer revised downward the estimate of reserves in the remaining North Dakota wells. Additionally, the disappointing results from the initial drilling program in the Michigan Basin prospect (eight wells were drilled, one of which was commercial), and a dry hole in Louisiana contributed to the write-down.

Foreign Currency Fluctuations
-----------------------------

      The Company conducts foreign operations in Canada. Consequently, the Company is subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. Foreign currency transaction gains and losses were not material in fiscal 1999, 1998 and 1997. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Taxes
-----

      In fiscal 1999, 1998, and 1997, the provision for income taxes does not bear a normal relationship to earnings because Canadian taxes were payable on the Canadian operations and losses from U.S. operations provide no foreign tax benefits.

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

Inflation
---------

      The effect of inflation on the Company has generally been to increase its cost of operations, interest cost (as a substantial portion of the Company's debt is at variable short-term rates of interest which tend to increase as inflation increases), general and administrative costs and direct costs associated with oil and natural gas production and contract drilling operations. In the case of contract drilling, the Company has not been able to increase its contract revenues to fully compensate for increased costs. In the case of oil and natural gas, prices realized by the Company are essentially determined by world prices for oil and western Canadian/California/Midwestern U.S. prices for natural gas.

Future Accounting Changes
-------------------------

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect adoption of SFAS No. 133 will have a material effect on the Company's financial condition, results of operations or liquidity.

Item 7.     FINANCIAL STATEMENTS
            --------------------

                           Independent Auditors' Report
                           ----------------------------

The Board of Directors
Barnwell Industries, Inc.:

We have audited the consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
December 3, 1999


                    BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

ASSETS                                                              September 30,
                                                             ----------------------------
CURRENT ASSETS:                                                 1999             1998
                                                             -----------      -----------
  Cash and cash equivalents                                  $ 2,577,000      $ 2,178,000
  Accounts receivable, net (Notes 3 and 13)                    1,873,000        1,593,000
  Royalty tax credit and taxes receivable                        261,000          350,000
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 3)                   172,000          112,000
  Deferred income taxes (Note 6)                                 130,000          130,000
  Prepaid royalties, inventories and other                       584,000          263,000
                                                             -----------      -----------
    TOTAL CURRENT ASSETS                                       5,597,000        4,626,000
                                                             -----------      -----------

INVESTMENT IN LAND (Notes 4 and 5)                             3,519,000        2,710,000
                                                             -----------      -----------

OTHER ASSETS                                                     207,000          213,000
                                                             -----------      -----------

PROPERTY AND EQUIPMENT (Notes 5 and 10):
  Land                                                           465,000          478,000
  Oil and natural gas properties (full cost accounting):
    Properties being amortized                                48,934,000       44,842,000
    Properties not subject to amortization                         -              628,000
  Drilling rigs and equipment                                  8,043,000        7,934,000
  Other property and equipment                                 2,539,000        2,335,000
                                                             -----------      -----------
                                                              59,981,000       56,217,000
  Accumulated depreciation, depletion and amortization        36,009,000       32,105,000
                                                             -----------      -----------
    TOTAL PROPERTY AND EQUIPMENT                              23,972,000       24,112,000
                                                             -----------      -----------
TOTAL ASSETS                                                 $33,295,000      $31,661,000
                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                           $ 1,894,000      $ 2,836,000
  Accrued expenses                                             1,975,000        1,963,000
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 3)                   139,000          201,000
  Payable to joint interest owners                               648,000          250,000
  Current portion of long-term debt (Note 5)                   1,650,000          400,000
  Income taxes payable (Note 6)                                  251,000            -
                                                             -----------      -----------
    TOTAL CURRENT LIABILITIES                                  6,557,000        5,650,000
                                                             -----------      -----------

LONG-TERM DEBT (Note 5)                                       12,631,000       13,630,000
                                                             -----------      -----------

DEFERRED INCOME TAXES (Note 6)                                 6,301,000        5,637,000
                                                             -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 7, 8 and 9)

STOCKHOLDERS' EQUITY (Notes 5 and 8):
  Common stock, par value $.50 per share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                                     821,000          821,000
  Additional paid-in capital                                   3,103,000        3,103,000
  Retained earnings                                           11,801,000       11,281,000
  Accumulated other comprehensive loss -
    foreign currency translation adjustments                  (3,130,000)      (3,672,000)
  Treasury stock, at cost, 325,845 shares                     (4,789,000)      (4,789,000)
                                                             -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                                 7,806,000        6,744,000
                                                             -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $33,295,000      $31,661,000
                                                             ===========      ===========

                   See Notes to Consolidated Financial Statements


                     BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended September 30,
                                           -------------------------------------
                                              1999         1998         1997
                                           -----------  -----------  -----------
Revenues:
  Oil and natural gas                      $10,130,000  $ 9,400,000  $11,520,000
  Contract drilling                          4,230,000    1,510,000    2,160,000
  Gas processing and other                     800,000    1,010,000    1,150,000
                                           -----------  -----------  -----------
                                            15,160,000   11,920,000   14,830,000
                                           -----------  -----------  -----------

Costs and expenses:
  Oil and natural gas operating              3,368,000    3,223,000    3,326,000
  Contract drilling operating                3,378,000    1,822,000    1,850,000
  General and administrative                 3,187,000    3,292,000    3,208,000
  Depreciation, depletion
   and amortization                          2,820,000    2,898,000    2,774,000
  Interest expense, net (Note 5)               809,000      722,000      624,000
  Write-down of oil and natural gas
   properties and other assets (Note 10)         -        2,995,000      270,000
                                           -----------  -----------  -----------
                                            13,562,000   14,952,000   12,052,000
                                           -----------  -----------  -----------

Earnings (loss) before income taxes          1,598,000   (3,032,000)   2,778,000

Provision for income taxes (Note 6)          1,078,000      858,000    1,728,000
                                           -----------  -----------  -----------

NET EARNINGS (LOSS)                        $   520,000  $(3,890,000) $ 1,050,000
                                           ===========  ===========  ===========
BASIC AND DILUTED
  NET EARNINGS (LOSS) PER SHARE                  $0.39       $(2.95)       $0.79
                                           ===========  ===========  ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
    BASIC                                    1,316,952    1,319,719    1,322,052
                                           ===========  ===========  ===========

    DILUTED                                  1,316,952    1,319,719    1,325,963
                                           ===========  ===========  ===========

                   See Notes to Consolidated Financial Statements


                     BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Year ended September 30,
                                                    ----------------------------------------
                                                       1999           1998          1997
                                                    -----------    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                               $   520,000    $(3,890,000)  $ 1,050,000
  Adjustments to reconcile net earnings (loss)
    to net cash provided by operating activities:
      Depreciation, depletion and amortization        2,820,000      2,898,000     2,774,000
      Deferred income taxes                             314,000        524,000       886,000
      Write-down of assets                                -          2,995,000       270,000
                                                    -----------    -----------   -----------
                                                      3,654,000      2,527,000     4,980,000
      (Decrease) increase from changes in
        current assets and liabilities (Note 14)       (929,000)       434,000     2,469,000
                                                    ------------   -----------   -----------

  Net cash provided by operating activities           2,725,000      2,961,000     7,449,000
                                                    -----------    -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                               (2,831,000)    (8,127,000)   (7,496,000)
  Decrease (increase) in other assets                     6,000          8,000       (17,000)
  Proceeds from sale of property and equipment          309,000         93,000       977,000
                                                    -----------    -----------   -----------

  Net cash used in investing activities              (2,516,000)    (8,026,000)   (6,536,000)
                                                    -----------    -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt borrowings                             885,000      3,067,000         -
  Repayments of long-term debt                         (739,000)         -             -
  Purchases of common stock for treasury                  -            (84,000)        -
                                                    -----------    -----------   -----------

  Net cash provided by financing activities             146,000      2,983,000         -
                                                    -----------    -----------   -----------

  Effect of exchange rate changes
    on cash and cash equivalents                         44,000       (142,000)      (64,000)
                                                    -----------    -----------   -----------

  Net increase (decrease) in
    cash and cash equivalents                           399,000     (2,224,000)      849,000

  Cash and cash equivalents at beginning of year      2,178,000      4,402,000     3,553,000
                                                    -----------    -----------   -----------

  Cash and cash equivalents at end of year          $ 2,577,000    $ 2,178,000   $ 4,402,000
                                                    ===========    ===========   ===========

                   See Notes to Consolidated Financial Statements


                                             BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                           Years ended September 30, 1999, 1998, and 1997

                                                                                         Accumulated
                                             Additional   Comprehensive                     Other                        Total
                                  Common      Paid-In        Income        Retained     Comprehensive    Treasury     Stockholders'
                                  Stock       Capital        (Loss)        Earnings         Loss          Stock          Equity
                                 ---------   -----------   ------------   -----------   ------------   ------------   -------------
Balances at
   September 30, 1996            $821,000    $3,103,000                   $14,121,000   $ (1,937,000)  $ (4,705,000)  $  11,403,000

Comprehensive income:
  Net earnings                                             $  1,050,000     1,050,000                                     1,050,000
                                                           ------------
  Other comprehensive
    loss, net of income taxes:
    Foreign currency
      translation adjustments                                  (326,000)
    Unrealized holding
      gain on securities                                         23,000
                                                           ------------
  Other comprehensive loss                                     (303,000)                    (303,000)                      (303,000)
                                                           ------------
Total comprehensive income                                 $    747,000
                                 ---------   -----------   ============   -----------   ------------   ------------   -------------

Balances at
   September 30, 1997            $ 821,000   $ 3,103,000                  $15,171,000   $ (2,240,000)  $ (4,705,000)  $  12,150,000

Comprehensive loss:
  Net loss                                                 $ (3,890,000)   (3,890,000)                                   (3,890,000)
                                                           ------------
  Other comprehensive
    loss, net of income taxes:
    Foreign currency
      translation adjustments                                (1,421,000)
    Unrealized holding
      loss on securities                                        (11,000)
                                                           ------------
  Other comprehensive loss                                   (1,432,000)                  (1,432,000)                    (1,432,000)
                                                           ------------
Total comprehensive loss                                   $ (5,322,000)
                                                           ============

Purchases of 5,100 shares of
  common stock for treasury                                                                                 (84,000)        (84,000)
                                 ---------   -----------                  -----------   ------------   ------------   -------------

Balances at
   September 30, 1998            $ 821,000   $ 3,103,000                  $11,281,000   $ (3,672,000)  $ (4,789,000)  $   6,744,000

                                                       (continued on next page)


                                             BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                           Years ended September 30, 1999, 1998, and 1997

                                                   (continued from previous page)
                                                                                         Accumulated
                                              Additional   Comprehensive                    Other                        Total
                                   Common      Paid-In        Income       Retained    Comprehensive     Treasury     Stockholders'
                                   Stock       Capital        (Loss)       Earnings         Loss          Stock          Equity
                                 ---------   -----------   ------------   -----------   ------------   ------------   -------------
Balances at
   September 30, 1998            $ 821,000   $ 3,103,000                  $11,281,000   $ (3,672,000)  $ (4,789,000)  $   6,744,000

Comprehensive income:
  Net earnings                                             $    520,000       520,000                                       520,000
  Other comprehensive income,
    net of income taxes -
    Foreign currency
      translation adjustments                                   542,000                      542,000                        542,000
                                                           ------------
Total comprehensive income                                 $  1,062,000
                                 ---------   -----------   ============   -----------   ------------   ------------   -------------
Balances at
   September 30, 1999            $ 821,000   $ 3,103,000                  $11,801,000   $ (3,130,000)  $ (4,789,000)  $   7,806,000
                                 =========   ===========                  ===========   ============   ============   =============

                                      See Notes to Condensed Consolidated Financial Statements



                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                 YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997
                 ----------------------------------------------


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

      During its last three completed fiscal years, the Company was engaged in exploring for, developing, producing and selling oil and natural gas in Canada, investing in leasehold land in Hawaii, and drilling wells and installing and repairing water pumping systems in Hawaii. The Company's oil and natural gas activities comprise its largest business segment. Approximately 67% of the Company's revenues and 62% of the Company's capital expenditures for the fiscal year ended September 30, 1999 were attributable to its oil and natural gas activities. The Company's contract drilling activities accounted for 28% of the Company's revenues in fiscal 1999 with gas processing and other revenues comprising the remaining 5%. The Company had no land investment revenue in 1999; land investment revenues relate to sales of leasehold interests and development rights, which do not occur every year. Changes in the marketplace of any of the aforementioned industries may significantly affect management's estimates and the Company's performance.

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

      Land sales for development rights under option as of September 30, 1999 are accounted for under the cost recovery method. Under the cost recovery method, no gain is recognized until cash received exceeds the cost and the estimated future costs related to the development rights sold. The accompanying consolidated balance sheets include no cost for development rights under option and, accordingly, cash receipts, if any, in excess of costs will be reported as revenues. The Company's cost, including capitalized interest, of the land under development is included in the consolidated balance sheets under the caption "Investment in Land."

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

Drilling rigs and other equipment
---------------------------------

      Drilling rigs and other equipment are stated at cost. Depreciation is computed using the straight-line method based on estimated useful lives ranging from three to ten years.

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

Earnings per share
------------------

      Basic earnings per share excludes dilution and is computed by dividing net earnings (loss) by the weighted-average common shares outstanding for the period. The weighted-average common shares outstanding for the years ended September 30, 1999, 1998, and 1997 was 1,316,952, 1,319,719, and 1,322,052,
respectively.

      Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares for the years ended September 30, 1999, 1998, and 1997 was 1,316,952, 1,319,719, and 1,325,963, respectively. As of September 30, 1999 and 1998, options to acquire 50,000 shares and 67,500 shares, respectively, of the Company's common stock were outstanding. Assumed conversion of common stock options is excluded from the computation of diluted earnings per share for the years ended September 30, 1999 and 1998 because its effect would be antidilutive.

      Assumed conversion of the Company's convertible debentures to shares of common stock was also excluded from the computation of diluted earnings per share for all periods presented because its effect would be antidilutive. The debentures were convertible into 80,000 common stock shares as of September 30, 1999 and 100,000 common stock shares as of September 30, 1998 and 1997.

      Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the year ended September 30, 1997 is as follows:

                                           Year ended September 30, 1997
                                    ------------------------------------------
                                    Net Earnings        Shares       Per-Share
                                    (Numerator)     (Denominator)     Amount
                                    ------------    -------------    ---------
Basic earnings per share              $1,050,000        1,322,052       $ 0.79

Effect of dilutive securities -
 common stock options                      -                3,911          -
                                    ------------    -------------    ---------

Diluted earnings per share            $1,050,000        1,325,963       $ 0.79
                                    ============    =============    =========


Foreign currency translation
----------------------------

      Assets and liabilities of foreign operations and subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders' equity account entitled "accumulated other comprehensive loss - foreign currency translation adjustments." Operating results of foreign subsidiaries are translated at average exchange rates during the period. Realized foreign currency transaction gains or losses were not material in fiscal years 1999, 1998, and 1997.

New Statements of Financial Accounting Standards
------------------------------------------------

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS No. 130 in fiscal 1999. Financial statements presented for earlier periods have been reclassified in accordance with the requirements of SFAS No. 130.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement provides guidance for public business enterprises in reporting information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company adopted the provisions of SFAS No. 131 in fiscal 1999.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement standardizes the disclosure requirements of SFAS No.'s 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. SFAS No. 132 addresses disclosure only and does not change any of the measurement or recognition provisions provided for in SFAS No.'s 87, 88 or 106. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted the provisions of SFAS No. 132 in fiscal 1999.

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

3.    RECEIVABLES AND CONTRACT COSTS
      ------------------------------

      Accounts receivable, current, are net of allowances for doubtful accounts of $196,000 and $86,000 as of September 30, 1999 and 1998, respectively. Included in accounts receivable are contract retainage balances of $274,000 and $199,000 as of September 30, 1999 and 1998, respectively. These balances are expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

      Costs and estimated earnings on uncompleted contracts are as follows:

                                                       September 30,
                                                 ---------------------------
                                                    1999             1998
                                                 ----------       ----------
Costs incurred on uncompleted contracts          $3,211,000       $1,588,000
Estimated earnings                                  957,000          172,000
                                                 ----------       ----------
                                                  4,168,000        1,760,000
Less billings to date                             4,135,000        1,849,000
                                                 ----------       ----------
                                                 $   33,000       $  (89,000)
                                                 ==========       ==========

      Costs and estimated earnings on uncompleted contracts are included in the consolidated balance sheets under the following captions:

                                                           September 30,
                                                    ---------------------------
                                                       1999             1998
                                                    ----------       ----------
Costs and estimated earnings
  in excess of billings on uncompleted contracts    $  172,000       $  112,000
Billings in excess of costs
  and estimated earnings on uncompleted contracts     (139,000)        (201,000)
                                                    ----------       ----------
                                                    $   33,000       $  (89,000)
                                                    ==========       ==========


4.    INVESTMENT IN LAND
      ------------------

      The Company owns a 50.1% controlling interest in Kaupulehu Developments, a Hawaii joint venture. Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, a planned second golf course, and single and multiple family residential units on land acquired from Kaupulehu Developments, located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

      Kaupulehu Developments currently owns development rights in approximately 100 acres of residentially zoned leasehold land adjacent to the completed and planned golf courses. The development rights in these approximately 100 acres are under option to Hualalai Development Company, an affiliate of Kajima Corporation of Japan. If Hualalai Development Company fully exercises this option, Kaupulehu Developments will receive a total of $32,250,000. The option expires on January 3, 2000, unless Kaupulehu Developments receives $6,750,000 of the total consideration on or before January 3, 2000; on April 30, 2003 unless 50% of the then remaining consideration is received on or before April 30, 2003; and the remainder of the option would then expire on April 30, 2007. There is no assurance that this option or any portion of it will be exercised.

      Kaupulehu Developments also holds leasehold rights in approximately 2,100 acres of land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu. These approximately 2,100 acres are located between the Queen Kaahumanu Highway and the Pacific Ocean. Kaupulehu Developments is in the process of negotiating a revised development agreement and residential fee purchase prices with the lessor of the 2,100 acre parcel. Management cannot predict the outcome of these negotiations.

      In June 1996, the State Land Use Commission ("LUC") approved Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of these 2,100 acres of land into the Urban District for resort/residential development. Subsequent to the LUC's approval, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the LUC's decision. The Third Circuit Court of the State of Hawaii upheld the Land Use Commission's approval of Kaupulehu Developments' rezoning request in all respects in a Decision and Order issued in August 1997. In November 1997, a notice of appeal was filed with the Supreme Court of the State of Hawaii by parties seeking to reverse the Third Circuit Court's decision. The Company anticipates that the Supreme Court of the State of Hawaii will rule on the appeal in 2000; management cannot predict the outcome of the appeal.

      In June 1998, Kaupulehu Developments filed an Application for a Project District zoning ordinance and a Special Management Area ("SMA") Use Permit Petition with the County of Hawaii, requesting changes in zoning and use of approximately 1,000 of the 2,100 acres of land to allow residential, resort and commercial development. Both the County zoning ordinance and the SMA Use Permit are required for development of the property. In December 1998, following a contested case hearing conducted in November, the Planning Commission of the County of Hawaii granted the requested SMA Use Permit to Kaupulehu Developments to be effective when the zoning ordinance is adopted. Subsequent to the Planning Commission's approval, in January 1999, a notice of appeal was filed with the Third Circuit Court of the State of Hawaii by parties seeking to reverse the Planning Commission's decision. In April 1999, the County of Hawaii adopted an ordinance granting zoning approval of Kaupulehu Developments' Application for a Project District zoning ordinance, which requested changes in zoning and use of the aforementioned 1,000 acres of land to allow residential, resort and commercial development. The Company believes the Third Circuit Court of the County of Hawaii will remand the SMA Use Permit back to the County of Hawaii Planning Commission for further review due to procedural issues. The County of Hawaii Planning Commission has scheduled a hearing on Kaupulehu Developments' application for the SMA Use Permit for late December 1999. Management cannot predict the outcome of the County of Hawaii Planning Commission's decision and there is no assurance that an approval will be forthcoming at any time.

      If the Supreme Court of the State of Hawaii vacates the LUC's approval, and if the Company is subsequently unable to obtain the LUC's approval after making additional efforts with the modifications it believes are necessary to obtain the approval, there will be a materially adverse impairment of the value of the Company's leasehold rights. Similarly, if the County of Hawaii Planning Commission does not grant the SMA use permit, and if the Company is subsequently unable to obtain the County of Hawaii Planning Commission's approval of the SMA Use Permit after making additional efforts with the modifications it believes are necessary to obtain the approval, there will be a materially adverse impairment of the value of the Company's leasehold rights.

      Costs related to the rezoning of the conservation land are capitalized and included in the consolidated balance sheets under the caption, "Investment in Land."


5.    LONG-TERM DEBT
      --------------

      The Company has a credit facility at the Royal Bank of Canada, a Canadian bank, for $19,000,000 Canadian dollars, or its U.S. dollar equivalent of approximately $12,900,000 at September 30, 1999. Borrowings under this facility were $11,431,000 and $11,665,000 at September 30, 1999 and 1998, respectively, and are included in long-term debt. At September 30, 1999, the Company had unused credit available under this facility of approximately $1,469,000.

      The facility is available in U.S. dollars at the London Interbank Offer Rate ("LIBOR") plus 3/4%, at U.S. prime, or in Canadian dollars at Canadian prime. A standby fee of 1/2% per annum is charged on the unused facility balance. Under the financing agreement, the facility is reviewed annually, with the next review planned for February 2000. Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a 5-year term loan by the bank. If the facility is converted to a 5-year term loan, the Company has agreed to the following repayment schedule of the then outstanding loan balance: year 1-30%; year 2-27%; year 3-16%; year 4-14% and year 5-13%.

      The Company has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan. During the year ended September 30, 1999, the Company paid interest at rates ranging from 5.6875% to 7.25%. At September 30, 1999, $9,250,000 of the loans were denominated in U.S. dollars at an interest rate of 6.00%, and $2,181,000 of the loans were denominated in Canadian dollars (CDN $3,200,000) at an interest rate of 6.25%. The facility is collateralized by the Company's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties. The facility is reviewed annually with a primary focus on the future cash flows that will be generated by the Company's Canadian oil and natural gas properties. No compensating bank balances are required for this facility.

      The Canadian bank has represented that it will not require any repayments under the facility before September 30, 2000. Accordingly, the Company has classified outstanding borrowings under the facility as long-term debt.

      In June 1995, the Company issued $2,000,000 of convertible notes due July 1, 2003. $1,950,000 of such notes were purchased by an officer/shareholder, a director/shareholder, and certain other shareholders of the Company. The notes are payable in 20 consecutive equal quarterly installments beginning in October 1998. Four quarterly installments aggregating $400,000 were paid during fiscal year 1999. Interest is payable quarterly at a rate to be adjusted each quarter to the greater of 10% per annum or 1% over the prime rate of interest. The Company paid interest on these convertible notes at the rate of 10% per annum throughout fiscal years 1999, 1998 and 1997. The notes are unsecured and convertible at any time at the holder's option into shares of the Company's common stock at a price of $20.00 per share, subject to adjustment for certain events including a stock split of, or stock dividend on, the Company's common stock. The notes are redeemable, at the option of the Company, at any time at premiums declining 1% annually from 3% of the principal amount of the notes at July 1, 1999. At September 30, 1999, $1,200,000 of these notes are included in long-term debt and $400,000 of these notes are included in the current portion of long-term debt.

      In fiscal 1998, Kaupulehu Developments, a 50.1%-owned joint venture obtained a $1,500,000 credit facility with a Hawaii bank. The facility is secured by Kaupulehu Developments' assets and cash collateral and a personal guaranty from an affiliate of Kaupulehu Developments' minority interest partner. Interest on borrowings is guaranteed by the Company. Borrowings under the facility are due in full on March 31, 2000, and interest is payable monthly at a rate of 1.5% above the Hawaii bank's prime rate of interest (9.75% at September 30, 1999). Borrowings under the facility at September 30, 1999 and 1998 amounting to $1,250,000 and $365,000, respectively, are included in current portion of long-term debt and long-term debt, respectively. The total available credit under the facility at September 30, 1999 amounted to $250,000.

      At September 30, 1999, the maturities of current and long-term debt by fiscal year, exclusive of the credit facility with the Canadian bank, are as follows:

                     2000                       $1,650,000
                     2001                          400,000
                     2002                          400,000
                     2003                          400,000
                                                ----------
                                                $2,850,000
                                                ==========

      The Company capitalizes interest on costs related to its investment in land. The Company also capitalized interest on its investment in undeveloped natural gas and oil leases in the Central Basin in Michigan during the year ended September 30, 1997 and during the first quarter of the year ended September 30, 1998. Interest costs for the years ended September 30, 1999, 1998 and 1997 are summarized as follows:

                                            1999         1998          1997
                                         ----------   ----------    ----------
Interest costs incurred                  $1,010,000   $  901,000    $  793,000
Less interest costs capitalized on:
   Investment in land                       201,000      169,000       120,000
   Investment in natural
     gas and oil properties                   -           10,000        49,000
                                         ----------   ----------    ----------
Interest expense                         $  809,000   $  722,000    $  624,000
                                         ==========   ==========    ==========


6.    TAXES ON INCOME
      ---------------

      The components of earnings (loss) before income taxes are as follows:

                                             Year ended September 30,
                                  ---------------------------------------------
                                     1999              1998            1997
                                  -----------       -----------     -----------
United States                     $(1,025,000)      $(4,736,000)    $(1,662,000)
Canadian                            2,623,000         1,704,000       4,440,000
                                  -----------       -----------     -----------

                                  $ 1,598,000       $(3,032,000)    $ 2,778,000
                                  ===========       ===========     ===========

      The components of the provision for income taxes related to the above earnings (loss) are as follows:

                                             Year ended September 30,
                                  ---------------------------------------------
                                      1999              1998            1997
                                  -----------       -----------     -----------
Current:
  United States - Federal         $    -            $    -          $    51,000
  United States - State and local      -                 -              (51,000)
                                  -----------       -----------     -----------
    United States - total              -                 -               -

  Canadian                            764,000           334,000         842,000
                                  -----------       -----------     -----------
    Total current                     764,000           334,000         842,000
                                  -----------       -----------     -----------

Deferred:
  United States                        97,000           (23,000)         40,000
  Canadian                            217,000           547,000         846,000
                                  -----------       -----------     -----------
    Total deferred                    314,000           524,000         886,000
                                  -----------       -----------     -----------
                                  $ 1,078,000       $   858,000     $ 1,728,000
                                  ===========       ===========     ===========


      A reconciliation between the reported provision for income taxes and the amount computed by multiplying the earnings (loss) before income taxes by the United States federal tax rate is as follows:

                                             Year ended September 30,
                                    -------------------------------------------
                                        1999            1998            1997
                                    -----------     -----------     -----------
Tax expense (benefit) computed
  by applying statutory rate        $   559,000     $(1,061,000)    $   972,000

Change in the balance
  of the valuation allowance            170,000       1,339,000         193,000
Effect of the foreign tax
  provision on the
  total tax provision                   422,000         489,000         786,000
State net operating
  losses generated                      (61,000)        (70,000)       (110,000)
Other                                   (12,000)        161,000        (113,000)
                                    -----------     -----------     -----------
                                    $ 1,078,000     $   858,000     $ 1,728,000
                                    ===========     ===========     ===========


      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 1999 and 1998 are as follows:

Deferred income tax assets:                              1999          1998
                                                      -----------   -----------
  U.S. tax effect of deferred Canadian taxes          $ 2,452,000   $ 2,278,000
  Tax basis in land in excess of book basis             1,097,000     1,113,000
  Foreign tax credit carryforwards                        874,000       603,000
  Write-down of assets not deducted for tax               355,000       741,000
  U.S. federal net operating loss carryforwards           158,000       340,000
  State of Hawaii net operating loss carryforwards        414,000       353,000
  Expenses accrued for books but not for tax              261,000       213,000
  Alternative minimum tax credit carryforwards            225,000       101,000
  Other                                                   118,000        32,000
                                                      -----------   -----------
    Total gross deferred tax assets                     5,954,000     5,774,000
    Less-valuation allowance                           (4,110,000)   (3,940,000)
                                                      -----------   -----------
  Net deferred income tax assets                        1,844,000     1,834,000
                                                      -----------   -----------

Deferred income tax liabilities:
  Property and equipment accumulated
    tax depreciation and depletion
    in excess of book under Canadian tax law           (7,213,000)   (6,699,000)
  Property and equipment accumulated
    tax depreciation and depletion
    in excess of book under U.S. tax law                 (581,000)     (444,000)
  Other                                                  (221,000)     (198,000)
                                                      -----------   -----------
  Total deferred income tax liabilities                (8,015,000)   (7,341,000)
                                                      -----------   -----------

Net deferred income tax liability                     $(6,171,000)  $(5,507,000)
                                                      ===========   ===========

      The total valuation allowance increased $170,000, $1,339,000, and $193,000 for the years ended September 30, 1999, 1998, and 1997, respectively. The increase for the year ended September 30, 1998 relates primarily to foreign tax credit carryforwards and U.S. federal net operating loss carryforwards for which it is more likely than not that some portion of such carryforwards will not be utilized to reduce the Company's U.S. tax obligation. Historically, the Company has reduced U.S. regular taxes due on consolidated U.S. taxable income by utilizing foreign tax credits. If the net operating loss is utilized to reduce consolidated U.S. taxable income in a year in which the Company would normally have utilized foreign tax credits to fully offset regular taxes, the net operating loss will provide no incremental tax benefit; therefore a valuation allowance has been provided.

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

      At September 30, 1999, the Company had net operating loss carryforwards for U.S. federal income tax purposes of $464,000 which are available to offset future U.S. federal taxable income, if any, through 2019. In addition, the Company has alternative minimum tax credit carryforwards of $225,000 which are available to reduce future U.S. federal regular income taxes, if any, over an indefinite period.

7.    PENSION PLAN
      ------------

      The Company sponsors a noncontributory defined benefit pension plan covering substantially all employees, with benefits based on years of service and the employee's highest consecutive five-year average earnings. The Company's funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future. The plan assets at September 30, 1999 were invested as follows: 43% listed government mortgages and 57% common stocks.

      The funded status of the pension plan and the amounts recognized in the consolidated financial statements are as follows:

                                                           September 30,
                                                     --------------------------
                                                        1999            1998
                                                     ----------      ----------
Change in Benefit Obligation
  Benefit obligation at beginning of year            $1,966,000      $1,925,000
  Service cost                                           77,000          66,000
  Interest cost                                         139,000         139,000
  Actuarial (gain)/loss                                 (64,000)          3,000
  Benefits paid                                        (134,000)       (167,000)
                                                     ----------      ----------

  Benefit obligation at end of year                   1,984,000       1,966,000
                                                     ----------      ----------

Change in Plan Assets
  Fair value of plan assets at beginning of year      2,224,000       2,171,000
  Actual return on plan assets                          224,000         220,000
  Employer contribution                                    -               -
  Benefits paid                                        (134,000)       (167,000)
                                                     ----------      ----------

  Fair value of plan assets at end of year            2,314,000       2,224,000
                                                     ----------      ----------

  Funded status                                         330,000         258,000
  Unrecognized net asset                                 (2,000)         (3,000)
  Unrecognized prior service cost                        34,000          40,000
  Unrecognized actuarial gain                          (514,000)       (398,000)
                                                     ----------      ----------

  Accrued benefit cost                               $ (152,000)     $ (103,000)
                                                     ==========      ==========

Weighted-Average Assumptions as of September 30,        1999            1998
                                                     ----------      ----------
  Discount rate                                         7.50%           6.75%
  Expected return on plan assets                        8.00%           8.00%
  Rate of compensation increase                         5.00%           5.00%

                                                 Year ended September 30,
                                           -----------------------------------
                                             1999         1998         1997
                                           ---------    ---------    ---------
Net Periodic Benefit Cost for the Year

  Service cost                             $  77,000    $  66,000    $  64,000
  Interest cost                              139,000      139,000      136,000
  Expected return on plan assets            (172,000)    (168,000)    (148,000)
  Amortization of net asset                   (1,000)      (1,000)      (1,000)
  Amortization of prior service cost           6,000        6,000        6,000
  Amortization of net actuarial gain            -          (8,000)        -
                                           ---------    ---------    ---------

  Net periodic benefit cost                $  49,000    $  34,000    $  57,000
                                           =========    =========    =========


8.    STOCK OPTIONS
      -------------

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

      During the year ended September 30, 1999, options to acquire 12,500 shares and 5,000 shares of the Company's common stock with an exercise price per share of $13.625 and $22.250, respectively, expired. During the year ended September 30, 1998, options to acquire 1,500 shares and 5,000 shares of the Company's common stock with an exercise price per share of $13.625 and $22.250, respectively, were forfeited. There were no stock option transactions during the year ended September 30, 1997.

      The Company applies the provisions of APB Opinion No. 25 in accounting for stock-based compensation and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), effective October 1, 1996. No compensation cost has been recognized for the aforementioned options for the years ended September 30, 1999, 1998 and 1997. Had compensation cost for the stock options granted in June 1998 been determined based on the fair value method of measuring stock-based compensation provisions of SFAS No. 123, the Company's net earnings and basic and diluted earnings per share would have been $440,000 and $0.33, respectively, for the year ended September 30, 1999, and the Company's net loss and basic and diluted net loss per share would have been $3,920,000 and $2.97, respectively, for the year ended September 30, 1998; fair value measurement of these options was based on a Black Scholes option-pricing model which assumed an expected life of seven years, expected volatility of 30%, a risk-free interest rate of 5.5% and an expected dividend yield of 0%. The pro forma net earnings
(loss) reflects only options granted since October 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma earnings (loss) reported above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to October 1, 1995 is not considered.

      Stock options at September 30, 1999 were as follows:

                                      Number of options
                                 ---------------------------
           Per share price       Outstanding     Exercisable    Expiration Date
           ---------------       -----------     -----------    ---------------
              $15.625               30,000          6,000       May 2008
              $19.625               20,000         16,000       March 2005
                                    ------         ------
                Total               50,000         22,000
                                    ======         ======
         Weighted average
           exercise price           $17.23         $18.53
                                    ======         ======


      Stock options at September 30, 1998 were as follows:

                                      Number of options
                                 ---------------------------
           Per share price       Outstanding     Exercisable    Expiration Date
           ---------------       -----------     -----------    ---------------
              $13.625               12,500         12,500       December 1998
              $15.625               30,000           -          May 2008
              $19.625               20,000         12,000       March 2005
              $22.250                5,000          5,000       May 1999
                                    ------         ------
                Total               67,500         29,500
                                    ======         ======
         Weighted average
           exercise price           $16.93         $17.53
                                    ======         ======

      Stock options at September 30, 1997 were as follows:

                                      Number of options
                                 ---------------------------
           Per share price       Outstanding     Exercisable    Expiration Date
           ---------------       -----------     -----------    ---------------
              $13.625               14,000         14,000       December 1998
              $19.625               20,000          8,000       March 2005
              $22.250               10,000         10,000       May 1999
                                    ------         ------
                Total               44,000         32,000
                                    ======         ======
         Weighted average
           exercise price           $18.31         $17.82
                                    ======         ======

      Privately negotiated repurchases of common stock may be made if suitable opportunities become available. At September 30, 1999, the Company could purchase an additional 14,700 shares under a March 1991 stock repurchase authorization.

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

      The Company is contingently liable for the repayment of loans under a $650,000 loan facility, granted by a bank, to three participants in one of the Company's oil and natural gas ventures. At September 30, 1999, the loan balance was $330,000, $100,000 of which is to an affiliate of the Company. The three participants' interests in the venture are pledged as collateral to secure repayment of the loans. The Company believes the value of the collateral is significantly in excess of the loan balances.

      The Company has committed to construct $200,000 of improvements at its yard at Sand Island on Oahu, Hawaii, by the end of January 2000. Site preparation commenced in October 1999.

      The Company has several non-cancelable operating leases for office space and land. Rental expense was $427,000 in 1999, $433,000 in 1998, and $397,000 in
1997. The Company is committed under these leases for minimum rental payments summarized by fiscal year as follows: 2000 - $417,000, 2001 - $314,000, 2002 -
$314,000,  2003 -  $295,000,  2004 - 180,000,  and  thereafter  through  2026 an aggregate of $1,415,000.

10.   WRITE-DOWN OF OIL AND NATURAL GAS PROPERTIES AND OTHER ASSETS
      -------------------------------------------------------------

      Under the full cost method of accounting, the amount of oil and natural gas properties' capitalized costs less accumulated depletion (on a country by country basis) is subject to a ceiling test limitation that requires any excess of such costs over the present value of estimated future cash flows from proved reserves to be expensed. As of March 31, 1998, the Company's investment in the development natural gas and oil reserves in the Central Basin in Michigan was determined to be impaired and was transferred to the amortization base. Upon transfer, capitalized oil and natural gas properties' costs in the United States exceeded the full cost ceiling test limitation and, accordingly, the Company recorded a non-cash write-down of $2,070,000 in the quarter ended March 31, 1998. Due to further declines in oil prices and disappointing seismic and drilling results in North Dakota, the Company abandoned its U.S. oil and natural gas prospects and recorded an additional U.S. ceiling test write-down of $660,000 during the quarter ended June 30, 1998 to fully write-off its investment in U.S. oil and natural gas properties.

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

11.   SEGMENT AND GEOGRAPHIC INFORMATION
      ----------------------------------

      The Company operates three segments: exploring for, developing, producing and selling oil and natural gas in Canada; investing in leasehold land in Hawaii; and drilling wells and installing and repairing water pumping systems in Hawaii. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment requires different operational methods, operational assets and marketing strategies, and operate in different geographical locations.

      The Company does not allocate general and administrative expenses, interest expense, interest income or income taxes to segments, and there are no transactions between segments that affect segment profit or loss.



                                               Year ended September 30,
                                      ----------------------------------------
                                          1999          1998          1997
                                      -----------    -----------   -----------
Revenues:
  Oil and natural gas                 $10,130,000    $ 9,400,000   $11,520,000
  Contract drilling                     4,230,000      1,510,000     2,160,000
  Other                                   668,000        920,000       873,000
                                      -----------    -----------   -----------

  Total                               $15,028,000    $11,830,000   $14,553,000
                                      ===========    ===========   ===========

Depreciation, depletion
  and amortization:
  Oil and natural gas                 $ 2,574,000    $ 2,698,000   $ 2,491,000
  Contract drilling                       110,000         68,000        93,000
  Other                                   136,000        132,000       190,000
                                      -----------    -----------   -----------

  Total                               $ 2,820,000    $ 2,898,000   $ 2,774,000
                                      ===========    ===========   ===========

Write-downs of oil and natural gas
  properties and other assets:
  Oil and natural gas                 $     -        $ 2,730,000   $   270,000
  Contract drilling                         -            170,000         -
  Other                                     -             95,000         -
                                      -----------    -----------   -----------

  Total                               $     -        $ 2,995,000   $   270,000
                                      ===========    ===========   ===========

Operating profit (loss)
  (before general and
  administrative expenses):
  Oil and natural gas                 $ 4,188,000    $   749,000   $ 5,433,000
  Contract drilling                       742,000       (550,000)      217,000
  Other                                   532,000        693,000       683,000
                                      -----------    -----------   -----------

  Total                                 5,462,000        892,000     6,333,000

     General and
       administrative expenses         (3,187,000)    (3,292,000)   (3,208,000)
     Interest expense                    (809,000)      (722,000)     (624,000)
     Interest income                      132,000         90,000       277,000
                                      -----------    -----------   -----------

       Earnings (loss)
         before income taxes          $ 1,598,000    $(3,032,000)  $ 2,778,000
                                      ===========    ===========   ===========

Capital expenditures:
  Oil and natural gas                 $ 1,753,000    $ 6,969,000   $ 6,477,000
  Contract drilling                       121,000         91,000       189,000
  Land investment                         809,000        862,000       733,000
  Other                                   148,000        205,000        97,000
                                      -----------    -----------   -----------

  Total                               $ 2,831,000    $ 8,127,000   $ 7,496,000
                                      ===========    ===========   ===========

      Depletion per 1,000 cubic feet of natural gas (MCF) and natural gas equivalent was $0.53 in fiscal 1999, $0.51 in fiscal 1998, and $0.46 in fiscal 1997.



ASSETS BY SEGMENT:
------------------

                                                    September 30,
                             ------------------------------------------------------------
                                    1999                 1998                 1997
                             ------------------   ------------------   -----------------
  Oil and natural gas (1)     $23,864,000  72%     $23,959,000  76%     $25,098,000  73%
  Contract drilling (2)         2,091,000   6%       1,576,000   5%       1,700,000   5%
  Land investment (2)           3,519,000  10%       2,710,000   8%       1,848,000   5%
  Other:
    Cash                        2,577,000   8%       2,178,000   7%       4,402,000  13%
    Corporate and other         1,244,000   4%       1,238,000   4%       1,350,000   4%
                             ------------ -----   ------------ -----   ------------ -----

Total                         $33,295,000 100%     $31,661,000 100%     $34,398,000 100%
                             ============ =====   ============ =====   ============ =====

(1)  Primarily located in the Province of Alberta, Canada.
(2)  Located in Hawaii.

LONG-LIVED ASSETS BY GEOGRAPHIC AREA:
-------------------------------------

                                          September 30,
                    -----------------------------------------------------------
                          1999                  1998                 1997
                    -----------------    -----------------   ------------------
United States       $ 4,720,000   17%    $ 3,861,000   14%    $ 4,936,000   18%
Canada               22,771,000   83%     22,961,000   86%     22,019,000   82%
                    ----------- -----    ----------- -----    -----------  ----

Total               $27,491,000  100%    $26,822,000  100%    $26,955,000  100%
                    =========== =====    =========== =====    ===========  ====

REVENUE BY GEOGRAPHIC AREA:
---------------------------

                                           Year ended September 30,
                                 --------------------------------------------
                                     1999            1998             1997
                                 -----------      -----------     -----------
   United States                 $ 4,237,000      $ 1,690,000     $ 2,373,000
   Canada                         10,791,000       10,140,000      12,180,000
                                 -----------      -----------     -----------

   Total                         $15,028,000      $11,830,000     $14,553,000
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

13.   CONCENTRATIONS OF CREDIT RISK
      -----------------------------

      The Company's oil and natural gas segment derived 48% of its oil and natural gas revenues in fiscal 1999 from three individually significant customers. At September 30, 1999, the Company had a total of $626,000 in receivables from these customers. In fiscal 1998 and 1997, the Company derived 23%, and 19%, respectively, of its oil and natural gas revenues from one individually significant customer.

      The Company's contract drilling subsidiary derived 43%, 42%, and 73% of its contract drilling revenues in fiscal 1999, 1998, and 1997, respectively, pursuant to State of Hawaii and local county contracts. At September 30, 1999, the Company had accounts receivables from the State of Hawaii and local county entities totaling approximately $352,000. Additionally, the Company's contract drilling segment had net receivables from two private entities totaling approximately $553,000. The Company has lien rights on contracts with the State of Hawaii and local county entities and with the aforementioned private entities.

      Historically, the Company has not incurred significant credit related losses on its trade receivables, and management does not believe significant credit risk related to these trade receivables exists at September 30, 1999.

14.   SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION
      -------------------------------------------------

      The  following  details  the  effect of  changes  in  current  assets  and
liabilities  on  the  consolidated   statements  of  cash  flows,  and  presents
supplemental cash flow information:


                                                      Year ended September 30,
                                              ---------------------------------------
                                                 1999           1998          1997
                                              ----------     ---------     ----------
Increase (decrease) from changes in:

  Receivables                                 $ (140,000)    $  29,000     $  167,000
  Costs and estimated earnings in excess
    of billings on uncompleted contracts         (60,000)      (82,000)       106,000
  Inventories                                    (30,000)       (6,000)       (15,000)
  Other current assets                          (277,000)      223,000         17,000
  Accounts payable                            (1,017,000)      (88,000)     1,510,000
  Accrued expenses                               (25,000)      833,000        539,000
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                    (62,000)      170,000         11,000
  Payable to joint interest owners               384,000      (642,000)       289,000
  Income taxes payable                           298,000        (3,000)      (155,000)
                                              ----------     ---------      ---------
    (Decrease) increase from changes
      in current assets and liabilities       $ (929,000)    $ 434,000     $2,469,000
                                              ==========     =========     ==========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
  Interest (net of amounts capitalized)       $  870,000     $ 616,000     $  636,000
                                              ==========     =========     ==========

  Income taxes                                $  497,000     $ 540,000     $1,146,000
                                              ==========     =========     ==========


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

(A)   Oil and Natural Gas Reserves
      ----------------------------

      The following table, based on information prepared by independent petroleum engineers, Paddock Lindstrom and Associates, Ltd., summarizes changes in the estimates of the Company's net interests in total proved developed reserves of crude oil and condensate and natural gas ("MCF" means 1,000 cubic feet of natural gas) which are substantially in Canada:

                                                     OIL             GAS
Proved developed reserves:                        (Barrels)         (MCF)
                                                  ---------       ----------

Balance at September 30, 1996                     2,374,000       46,252,000

  Revisions of previous estimates                   169,000          761,000
  Extensions, discoveries and other additions       339,000        1,786,000
  Less production                                  (264,000)      (3,852,000)
  Sales of reserves in place                         (5,000)        (996,000)
                                                  ---------       ----------

Balance at September 30, 1997                     2,613,000       43,951,000

  Revisions of previous estimates                  (116,000)      (1,370,000)
  Extensions, discoveries and other additions       191,000        1,710,000
  Less production                                  (275,000)      (3,684,000)
  Sales of reserves in place                           -             (46,000)
                                                  ---------       ----------

Balance at September 30, 1998                     2,413,000       40,561,000

  Revisions of previous estimates                   (19,000)        (889,000)
  Extensions, discoveries and other additions         9,000          502,000
  Less production                                  (265,000)      (3,295,000)
                                                  ---------       ----------

BALANCE AT SEPTEMBER 30, 1999                     2,138,000       36,879,000
                                                  =========       ==========

                                                     OIL             GAS
Proved developed producing reserves at:           (Barrels)         (MCF)
                                                  ---------       ----------

September 30, 1996                                2,108,000       33,096,000
                                                  =========       ==========
September 30, 1997                                2,087,000       29,483,000
                                                  =========       ==========
September 30, 1998                                2,109,000       28,306,000
                                                  =========       ==========
SEPTEMBER 30, 1999                                1,759,000       25,908,000
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

(B)   Capitalized Costs Relating to Oil and Natural Gas Producing Activities
      ----------------------------------------------------------------------

                                     1999            1998            1997
                                  -----------     -----------     -----------

Proved properties                 $48,809,000     $44,842,000     $44,369,000

Unproved properties                   125,000         628,000       2,405,000
                                  -----------      ----------     -----------

  Total capitalized costs          48,934,000      45,470,000      46,774,000

Accumulated depletion
  and depreciation                 26,678,000      23,041,000      23,481,000
                                  -----------     -----------     -----------

Net capitalized costs             $22,256,000     $22,429,000     $23,293,000
                                  ===========     ===========     ===========


      U.S. capitalized costs totaled $1,903,000 as of September 30, 1997. U.S. capitalized costs were fully written-off during the year ended September 30, 1998.

(C)   Costs Incurred in Oil and Natural  Gas Property  Acquisition, Exploration
      --------------------------------------------------------------------------
      and Development
      ---------------
                                           Year ended September 30,
                                   -----------------------------------------
                                      1999           1998           1997
                                   ----------     ----------     -----------
Acquisition of properties:
  Unproved -
    Canadian                       $  125,000     $  184,000     $   258,000
    United States                        -            85,000       1,100,000
                                   ----------     ----------     -----------
                                   $  125,000     $  269,000     $ 1,358,000
                                   ==========     ==========     ===========

  Proved -
    Canadian                       $     -        $   48,000     $   316,000
    United States                        -              -               -
                                   ----------     ----------     -----------
                                   $     -        $   48,000     $   316,000
                                   ==========     ==========     ===========

Exploration costs:
  Canadian                         $  189,000     $1,299,000     $   936,000
  United States                          -           493,000         279,000
                                   ----------     ----------     -----------
                                   $  189,000     $1,792,000     $ 1,215,000
                                   ==========     ==========     ===========

Development costs:
  Canadian                         $1,439,000     $4,478,000     $ 3,217,000
  United States                          -           382,000         371,000
                                   ----------     ----------     -----------
                                   $1,439,000     $4,860,000     $ 3,588,000
                                   ==========     ==========     ===========


(D)   The Results of Operations of Barnwell's Oil and Natural Gas Producing
      ---------------------------------------------------------------------
      Activities
      ----------

                                            Year ended September 30,
                                   ------------------------------------------
                                       1999           1998            1997
                                   -----------     -----------    -----------
Gross revenues:
  Canada                           $11,231,000     $10,626,000    $13,110,000
  United States                           -            132,000        210,000
                                   -----------     -----------    -----------
Total gross revenues                11,231,000      10,758,000     13,320,000

Royalties, net of credit             1,101,000       1,358,000      1,800,000
                                   -----------     -----------    -----------

Net revenues                        10,130,000       9,400,000     11,520,000

Production costs                     3,368,000       3,223,000      3,326,000

Depletion and depreciation           2,574,000       2,698,000      2,491,000

Write-down                                -          2,730,000        270,000
                                   -----------     -----------    -----------

Pre-tax results of operations*       4,188,000         749,000      5,433,000

Estimated income tax expense         2,124,000       1,886,000      2,760,000
                                   -----------     -----------    -----------

Results of operations              $ 2,064,000     $(1,137,000)   $ 2,673,000
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

Standardized Measure of Discounted Future Net Cash Flows
--------------------------------------------------------

                                               As of September 30,
                                -----------------------------------------------
                                    1999              1998             1997
                                ------------      ------------     ------------

Future cash inflows             $108,463,000      $ 83,827,000     $106,086,000

Future production costs          (33,680,000)      (30,052,000)     (36,965,000)

Future development costs          (1,268,000)       (1,372,000)      (1,980,000)
                                ------------      ------------     ------------

Future net cash
  flows before income taxes       73,515,000        52,403,000       67,141,000

Future income tax expenses       (24,914,000)      (15,379,000)     (21,369,000)
                                ------------      ------------     ------------

Future net cash flows             48,601,000        37,024,000       45,772,000

10% annual discount
  for timing of cash flows       (19,844,000)      (14,351,000)     (17,790,000)
                                ------------      ------------     ------------

Standardized measure of
  discounted future
  net cash flows                $ 28,757,000      $ 22,673,000     $ 27,982,000
                                ============      ============     ============


Changes in the Standardized Measure of Discounted Future Net Cash Flows
-----------------------------------------------------------------------

                                                 Year ended September 30,
                                        ---------------------------------------
                                           1999          1998          1997
                                        -----------   -----------   -----------

Beginning of year                       $22,673,000   $27,982,000   $27,094,000
                                        -----------   -----------   -----------

Sales of oil and natural gas
  produced, net of production costs      (6,762,000)   (6,177,000)   (8,194,000)

Net changes in prices and
  production costs, net of
  royalties and wellhead taxes           13,452,000    (2,295,000)    3,233,000

Extensions and discoveries                  561,000     1,650,000     3,921,000

Sales of reserves in place                     -          (49,000)     (970,000)

Revisions of previous
  quantity estimates                        (52,000)   (1,153,000)    1,937,000

Net change in Canadian
  dollar translation rate                   864,000    (2,744,000)     (362,000)

Changes in the timing of
  future production and other              (851,000)      447,000      (860,000)

Net change in income taxes               (3,465,000)    2,466,000      (491,000)

Accretion of discount                     2,337,000     2,546,000     2,674,000
                                        -----------   -----------   -----------

Net change                                6,084,000    (5,309,000)      888,000
                                        -----------   -----------   -----------

End of year                             $28,757,000   $22,673,000   $27,982,000
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

Item 9.     Directors, Executive Officers, Promoters and Control Persons,
            -------------------------------------------------------------
            Compliance With Section 16(a) of the Exchange Act
            -------------------------------------------------

Item 10.    Executive Compensation
            ----------------------

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

Item 12.    Certain Relationships and Related Transactions
            ----------------------------------------------

      Items 9, 10, 11, and 12 are omitted pursuant to General Instructions E.3. of Form 10-KSB, since the Registrant will file its definitive proxy statement for the 1999 Annual Meeting of Stockholders not later than 120 days after the close of its fiscal year ended September 30, 1999, which proxy statement is incorporated herein by reference.



Item 13.    Exhibits, List and Reports on Form 8-K
            --------------------------------------

(A)   Financial Statements

      The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 7:


      Independent Auditors' Report - KPMG LLP

      Consolidated Balance Sheets - September 30, 1999 and 1998

      Consolidated Statements of Operations -
         for the three years ended September 30, 1999

      Consolidated Statements of Cash Flows -
         for the three years ended September 30, 1999

      Consolidated Statements of Stockholders' Equity and
        Comprehensive Income (Loss) -
          for the three years ended September 30, 1999

      Notes to Consolidated Financial Statements

      Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(B)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended September 30, 1999.

(C)   Exhibits

      No. 3.1  Certificate of Incorporation (1)

      No. 3.2  Amended and Restated By-Laws (1)

      No. 4.0 Form of the Registrant's certificate of common stock, par value $.50 per share. (2)

      No. 10.1 The Barnwell Industries, Inc. Employees' Pension Plan (restated as of October 1, 1989). (3)

      No. 10.2 Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments. (4)

      No. 10.3 KD/KMV  Agreement dated June 30,  1992 by and  between  Kaupulehu
               Makai Venture and Kaupulehu Developments. (4)

      No. 21   List of Subsidiaries. (5)

      No. 27   Financial Data Schedule (for SEC use only)
-----------------------------
(1)Incorporated  by  reference  to  the  Registrant's Form S-8 dated November 8,
   1991.
(2)Incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 an as amended February 15, 1957 and February 19, 1957.
(3)Incorporated by reference to Form 10-K for the year ended September 30, 1989.
(4)Incorporated by reference to Form 10-K for the year ended September 30, 1992.
(5)Incorporated by reference to Form 10-KSB for the year ended September 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/Russell M. Gifford
---------------------------------
By:  Russell M. Gifford
     Chief Financial Officer,
     Executive Vice President and
     Treasurer

Date: December 5, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/Morton H. Kinzler
---------------------------------
MORTON H. KINZLER
Chief Executive Officer,
President and Director

Date: December 5, 1999


/s/Martin Anderson                        /s/Alan D. Hunter
---------------------------------         ---------------------------
MARTIN ANDERSON, Director                 ALAN D. HUNTER, Director
Date: December 5, 1999                    Date: December 5, 1999


                                          /s/Daniel Jacobson
---------------------------------         ---------------------------
H. WHITNEY BOGGS, JR., Director           DANIEL JACOBSON, Director
                                          Date: December 5, 1999


/s/Murray C. Gardner
---------------------------------         ---------------------------
MURRAY C. GARDNER, Director               WILLIAM C. WARREN, Director
Date: December 5, 1999


/s/Erik Hazelhoff-Roelfzema
---------------------------------         ---------------------------
ERIK HAZELHOFF-ROELFZEMA, Director        GLENN YAGO, Director
Date: December 5, 1999