Form 10QSB
period 1999-12-31
BARNWELL INDUSTRIES INC
filed 2000-02-14
CIK 10048

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION

                                   WASHINGTON, D.C. 20549

                                        FORM 10-QSB

     X      Quarterly   Report Pursuant to Section 13 or 15(d) of the Securities
    ---     Exchange Act of 1934

            For the quarterly period ended December 31, 1999

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

                              Yes    X        No
                                   -----          -----

As of February 10, 2000 there were 1,316,952 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes         No     X
                                                     -----       -----

                            BARNWELL INDUSTRIES, INC.
                            -------------------------

                                AND SUBSIDIARIES
                                ----------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         December 31, 1999 and September 30, 1999 (Unaudited)

         Consolidated Statements of Operations
         three months ended December 31, 1999 and 1998 (Unaudited)

         Condensed Consolidated Statements of Cash Flows three months ended December 31, 1999 and 1998 (Unaudited)

         Consolidated Statements of
         Stockholders' Equity and Comprehensive Income three months ended December 31, 1999 and 1998 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition, Year 2000 Compliance, and
         Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited, see Note A below)


ASSETS
------
                                                  December 31,    September 30,
                                                      1999            1999
                                                  ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                       $  2,716,000    $  2,577,000
  Accounts receivable, net                           1,463,000       1,873,000
  Other current assets                               1,065,000       1,147,000
                                                  ------------    ------------
    TOTAL CURRENT ASSETS                             5,244,000       5,597,000
                                                  ------------    ------------

INVESTMENT IN LAND                                   3,696,000       3,519,000
                                                  ------------    ------------

OTHER ASSETS                                           206,000         207,000
                                                  ------------    ------------

NET PROPERTY AND EQUIPMENT                          24,072,000      23,972,000
                                                  ------------    ------------

    TOTAL ASSETS                                  $ 33,218,000    $ 33,295,000
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                $  1,582,000    $  1,894,000
  Accrued expenses                                   1,696,000       1,975,000
  Current portion of long-term debt                  1,700,000       1,650,000
  Other current liabilities                          1,380,000       1,038,000
                                                  ------------    ------------
    TOTAL CURRENT LIABILITIES                        6,358,000       6,557,000
                                                  ------------    ------------

LONG-TERM DEBT                                      11,736,000      12,631,000
                                                  ------------    ------------

DEFERRED INCOME TAXES                                6,565,000       6,301,000
                                                  ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.50 a share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                           821,000         821,000
  Additional paid-in capital                         3,103,000       3,103,000
  Retained earnings                                 12,341,000      11,801,000
  Accumulated other comprehensive loss -
    foreign currency translation adjustments        (2,917,000)     (3,130,000)
  Treasury stock, at cost, 325,845 shares           (4,789,000)     (4,789,000)
                                                  ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                       8,559,000       7,806,000
                                                  ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 33,218,000    $ 33,295,000
                                                  ============    ============


Note A: The condensed consolidated balance sheet at September 30, 1999 has been derived from the audited consolidated financial statements at that date.

            See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    December 31,
                                            ----------------------------
Revenues:                                      1999             1998
                                            -----------      -----------
  Oil and natural gas                       $ 3,130,000      $ 2,350,000
  Contract drilling                             980,000          750,000
  Gas processing and other                      200,000          200,000
                                            -----------      -----------

                                              4,310,000        3,300,000
                                            -----------      -----------
Costs and expenses:
  Oil and natural gas operating                 750,000          817,000
  Contract drilling operating                   761,000          576,000
  General and administrative                    720,000          764,000
  Depreciation, depletion
     and amortization                           704,000          694,000
  Interest expense                              204,000          206,000
                                            -----------      -----------

                                              3,139,000        3,057,000
                                            -----------      -----------

Earnings before income taxes                  1,171,000          243,000

Income tax provision                            631,000          193,000
                                            -----------      -----------

NET EARNINGS                                $   540,000      $    50,000
                                            ===========      ===========

BASIC AND DILUTED
  EARNINGS PER COMMON SHARE                       $0.41            $0.04
                                                  =====            =====



            See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Three months ended
                                                             December 31,
                                                       ------------------------
                                                           1999         1998
                                                       -----------  -----------
Cash Flows from Operating Activities:
  Net earnings                                         $   540,000  $    50,000
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation, depletion, and amortization              704,000      694,000
    Deferred income taxes                                  142,000       15,000
                                                       -----------  -----------
                                                         1,386,000      759,000
    Increase (decrease) from changes
      in current assets and liabilities                    223,000     (931,000)
                                                       -----------  -----------

        Net cash provided by (used in)
          operating activities                           1,609,000     (172,000)
                                                       -----------  -----------

Cash Flows from Investing Activities:
  Capital expenditures - oil and natural gas              (457,000)    (211,000)
  Capital expenditures - other                             (23,000)     (24,000)
  Additions to investment in land                         (177,000)    (171,000)
  Proceeds from sale of oil and natural gas properties      50,000       18,000
  Decrease in other assets                                   1,000        1,000
                                                       -----------  -----------

        Net cash used in investing activities             (606,000)    (387,000)
                                                       -----------  -----------

Cash Flows from Financing Activities:
  Long-term debt borrowings                                 50,000      150,000
  Repayments of long-term debt                            (916,000)    (100,000)
                                                       -----------  -----------

        Net cash (used in)
          provided by financing activities                (866,000)      50,000
                                                       -----------  -----------

Effect of exchange rate changes
  on cash and cash equivalents                               2,000        -
                                                       -----------  -----------

Net increase (decrease) in cash and cash equivalents       139,000     (509,000)
Cash and cash equivalents at beginning of period         2,577,000    2,178,000
                                                       -----------  -----------

Cash and cash equivalents at end of period             $ 2,716,000  $ 1,669,000
                                                       ===========  ===========


Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest (net of amounts capitalized)              $   188,000  $   195,000
                                                       ===========  ===========

    Income taxes                                       $   578,000  $    52,000
                                                       ===========  ===========


            See Notes to Condensed Consolidated Financial Statements

                                                              6



                                          BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                         Three months ended December 31, 1999 and 1998
                                                          (Unaudited)

                                                                                   Accumulated
                                         Additional   Comprehensive                   Other                          Total
                               Common     Paid-In        Income       Retained    Comprehensive    Treasury      Stockholders'
                                Stock     Capital        (Loss)       Earnings        Loss          Stock           Equity
                              --------   ---------    ------------   -----------   ------------   ------------   ------------
 At September 30, 1998        $821,000   $3,103,000                  $11,281,000   $ (3,672,000)  $ (4,789,000)  $  6,744,000


 Comprehensive income:
 Net earnings                                         $     50,000        50,000                                       50,000
 Other comprehensive loss,
   net of income taxes -
   foreign currency
    translation adjustments                                (16,000)                     (16,000)                      (16,000)
                                                      ------------
 Total comprehensive income                           $     34,000
                              --------   ----------   ============   -----------   ------------   ------------   ------------

 At December 31, 1998         $821,000   $3,103,000                  $11,331,000   $ (3,688,000)  $ (4,789,000)  $  6,778,000
                              ========   ==========                  ===========   ============   ============   ============



 At September 30, 1999        $821,000   $3,103,000                  $11,801,000   $ (3,130,000)  $ (4,789,000)  $  7,806,000


 Comprehensive income:
 Net earnings                                         $    540,000       540,000                                      540,000
 Other comprehensive income,
   net of income taxes -
   foreign currency
    translation adjustments                                213,000                      213,000                       213,000
                                                      ------------
 Total comprehensive income                           $    753,000
                              ---------  ----------   ============   -----------   ------------   ------------   ------------

 At December 31, 1999         $821,000   $3,103,000                  $12,341,000   $ (2,917,000)  $ (4,789,000)  $  8,559,000
                              ========   ==========                  ===========   ============   ============   ============


                                    See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of December 31, 1999 and the Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended December 31, 1999 and 1998 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 1999 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1999 has been derived from audited consolidated financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 1999 annual report to stockholders. The results of operations for the period ended December 31, 1999 are not necessarily indicative of the operating results for the full year.

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

2.    EARNINGS PER COMMON SHARE
      -------------------------

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for three months ended December 31, 1999 and 1998 was 1,316,952.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding was 1,319,277 and 1,316,952 for the three months ended December 31, 1999 and 1998, respectively.

      Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three months ended December 31, 1999 is as follows:

                                       Three months ended December 31, 1999
                                    ------------------------------------------
                                    Net Earnings        Shares       Per-Share
                                    (Numerator)      (Denominator)     Amount
                                    -----------       ----------       ------
Basic earnings per share            $   540,000        1,316,952       $ 0.41

Effect of dilutive securities -
 common stock options                      -               2,325          -
                                    -----------       ----------       ------

Diluted earnings per share          $   540,000        1,319,277       $ 0.41
                                    ===========       ==========       ======

      Assumed conversion of certain common stock options was excluded from the computation of diluted EPS for the three months ended December 31, 1999 and 1998 because its effect would be antidilutive. As of December 31, 1999 and 1998, antidilutive options to acquire 50,000 shares and 55,000 shares, respectively, of the Company's stock were outstanding.

      Assumed conversion of the convertible debentures to 75,000 shares of common stock at December 31, 1999 and 95,000 shares of common stock at December 31, 1998 was excluded from the computation of diluted EPS for the three months ended December 31, 1999 and 1998 because its effect would be antidilutive.

3.    SEGMENT INFORMATION
      -------------------

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

                                     Three months ended December 31,
                                     ------------------------------
                                         1999              1998
                                     ------------      ------------
Revenues:
  Oil and natural gas                $  3,130,000      $  2,350,000
  Contract drilling                       980,000           750,000
  Other                                   140,000           183,000
                                     ------------      ------------

  Total                              $  4,250,000      $  3,283,000
                                     ============      ============

Depreciation, depletion
  and amortization:
  Oil and natural gas                $    628,000      $    650,000
  Contract drilling                        49,000            26,000
  Other                                    27,000            18,000
                                     ------------      ------------

  Total                              $    704,000      $    694,000
                                     ============      ============

Operating profit
  (before general
  and administrative expenses):
  Oil and natural gas                $  1,752,000      $    883,000
  Contract drilling                       170,000           148,000
  Other                                   113,000           165,000
                                     ------------      ------------

  Total                                 2,035,000         1,196,000

     General and
       administrative expenses           (720,000)         (764,000)
     Interest expense                    (204,000)         (206,000)
     Interest income                       60,000            17,000
                                     ------------      ------------

     Earnings before income taxes    $  1,171,000      $    243,000
                                     ============      ============

4.    INCOME TAXES
      ------------

      The components of the income tax provision for the three months ended December 31, 1999 and 1998 are as follows:

                            Three months ended
                               December 31,
                        ---------------------------
                           1999             1998
                        ----------       ----------
Current - U.S.          $     -          $     -
Current - Foreign          489,000          178,000
                        ----------       ----------
Total - Current            489,000          178,000
                        ----------       ----------

Deferred - U.S.             60,000           15,000
Deferred - Foreign          82,000             -
                        ----------       ----------
Total - Deferred           142,000           15,000
                        ----------       ----------
                        $  631,000       $  193,000
                        ==========       ==========


5.    SUBSEQUENT EVENT - INVESTMENT IN LAND
      -------------------------------------

      On January 3, 2000, Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, exercised a portion of the option granted by Kaupulehu Developments, a 50.1%-owned general partnership, for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. As a result, after repayment of debt of $1,300,000 and distributions to Kaupulehu Developments' minority interest partner, the Company's consolidated cash position increased by $4,130,000 in January 2000. This transaction will be reflected in the Company's results for the three and six months ended March 31, 2000.

6.    FUTURE ACCOUNTING CHANGES
      -------------------------

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The provisions of SFAS No. 133 are effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities  - Deferral  of the  Effective  Date of FASB  Statement  No.  133, an
Amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management does not expect adoption of SFAS No. 133 will have a material effect on the Company's financial condition, results of operations or liquidity.

Item 2. MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL   CONDITION  AND
        ------------------------------------------------------------------------
        RESULTS  OF OPERATIONS
        ----------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations totaled $1,609,000 for the three months ended December 31, 1999, an increase of $1,781,000 as compared to the same period in the prior year. This increase was due to higher operating profit generated by the Company's oil and natural gas segment and to the timing of receivable collections and payables disbursements.

      At December 31, 1999, the Company had $2,716,000 in cash and cash equivalents, and approximately $2,500,000 of available credit under its credit facility with a Canadian bank. Additionally, on January 3, 2000, Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, exercised a portion of the option granted by Kaupulehu Developments, a 50.1%-owned general partnership, for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. As a result, after repayment of debt of $1,300,000 and distributions to Kaupulehu Developments' minority interest partner, the Company's consolidated cash position increased by $4,130,000 in January 2000. This transaction will be reflected in the Company's results for the three and six months ended March 31, 2000.

      During the quarter ended December 31, 1999, the Company invested $457,000 in oil and natural gas properties in Canada, as compared to $211,000 during the prior year's first quarter.

      The Company participated in the drilling of seven successful wells and three recompletions in Alberta, Canada, during the three months ended December 31, 1999 as follows:

             Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     -------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     ----
Gross       -       3.00      -       4.00      -        -        -       7.00
Net         -       0.31      -       1.35      -        -        -       1.66


      The Company also invested $177,000 (including interest costs capitalized) towards the rezoning of the North Kona, Hawaii property held by Kaupulehu Developments. In December 1999, the Third Circuit Court of the County of Hawaii remanded Kaupulehu Developments' Special Management Area ("SMA") Use Permit Petition back to the County of Hawaii Planning Commission for further review due to procedural issues. In late December 1999, the County of Hawaii Planning Commission reaffirmed their approval of the SMA Use Permit Petition. Additional steps must be completed in order for Kaupulehu Developments to proceed with development of this area, including the resolution of a legal challenge to a prior State of Hawaii zoning approval for this project which is before the Hawaii Supreme Court. If Kaupulehu Developments is unable to prevail in the case which is before the Hawaii Supreme Court, and if Kaupulehu Developments is subsequently unable to obtain the State of Hawaii's approval after making additional efforts with the modifications it believes are necessary to obtain the approval, there will be a materially adverse impairment of the value of the Company's investment in land.

YEAR 2000 COMPLIANCE
--------------------

      The Company has not experienced any significant disruptions to financial or operating activities resulting from Year 2000 issues. Management does not expect Year 2000 issues to have a material adverse effect on the Company's operations or financial results.

RESULTS OF OPERATIONS
---------------------

Oil and Natural Gas
-------------------

                                  SELECTED OPERATING STATISTICS
                         ----------------------------------------------
                                     Average Price Per Unit
                         ----------------------------------------------
                          Three months ended               Increase
                             December 31,                 (Decrease)
                         ---------------------        -----------------
                          1999           1998            $          %
                         ------         ------        -------      ----
Liquids (Bbls)*          $14.31         $ 8.44        $ 5.87        70%
Oil (Bbls)*              $22.40         $12.15        $10.25        84%
Natural gas (MCF)**      $ 2.00         $ 1.42        $ 0.58        41%



                                         Net Production
                         ----------------------------------------------
                           Three months ended             Increase
                               December 31,              (Decrease)
                         -----------------------      -----------------
                          1999           1998          Units         %
                         -------       ---------      --------     ----
Liquids (Bbls)*           30,000          20,000        10,000       50%
Oil (Bbls)*               46,000          62,000       (16,000)    (26%)
Natural gas (MCF)**      830,000       1,002,000      (172,000)    (17%)

      *Bbls = stock tank barrel equivalent to 42 U.S. gallons
      **MCF = 1,000 cubic feet

      Oil and natural gas revenues increased $780,000 (33%) for the three months ended December 31, 1999, as compared to the same period in 1998, due to 84%, 70% and 41% increases in oil, natural gas liquids, and natural gas prices, respectively, and a 50% increase in natural gas liquids net production. The increase was partially offset by 26% and 17% decreases in oil and natural gas net production, respectively, due to normal production declines at the Company's mature properties, Thornbury, Hillsdown, Highvale, Gilby and Zama. Natural gas net production at Dunvegan, the Company's principal gas property, has increased due in part to the well recompletions performed last year, and has accordingly abated a portion of the decrease in production from the aforementioned properties.

Contract Drilling
-----------------

      Contract drilling revenues and costs increased $230,000 (31%) and $185,000 (32%), respectively, for the three months ended December 31, 1999, as compared to the same period in 1998, as one of the drilling contracts in the three months ended December 31, 1999 was operating 24 hours a day, seven days a week. The drill rigs operating in the three months ended December 31, 1998 were used five days a week during daylight only. Accordingly, operating profit before depreciation increased $45,000 (26%) to $219,000 for the three months ended December 31, 1999, as compared to $174,000 for the same period in 1998.

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

BARNWELL INDUSTRIES, INC.
-------------------------
(Registrant)


 /s/ Russell M. Gifford
-------------------------
Russell M. Gifford
Executive Vice President,
Chief Financial Officer

Date:  February 14, 2000