Form 10QSB
period 2000-03-31
BARNWELL INDUSTRIES INC
filed 2000-05-15
CIK 10048

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                        FORM 10-QSB

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    ---   EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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




As of May 12, 2000 there were 1,316,952 shares of common stock, par value $0.50, outstanding.

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


PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 2000 and September 30, 1999 (Unaudited)

         Consolidated Statements of Operations -
         three and six months ended March 31, 2000 and 1999 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - six months ended March 31, 2000 and 1999 (Unaudited)

         Consolidated Statements of
         Stockholders' Equity and Comprehensive Income (Loss) - three months ended March 31, 2000 and 1999 (Unaudited)

         Consolidated Statements of
         Stockholders' Equity and Comprehensive Income (Loss) - six months ended March 31, 2000 and 1999 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                          (Unaudited, see Note A below)



ASSETS                                              March 31,      September 30,
------                                                2000             1999
                                                  ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                      $  6,231,000     $  2,577,000
   Accounts receivable, net                          1,453,000        1,873,000
   Other current assets                                774,000        1,147,000
                                                  ------------     ------------
TOTAL CURRENT ASSETS                                 8,458,000        5,597,000

INVESTMENT IN LAND                                   3,694,000        3,519,000

OTHER ASSETS                                           204,000          207,000

NET PROPERTY AND EQUIPMENT                          24,957,000       23,972,000
                                                  ------------     ------------

     TOTAL ASSETS                                 $ 37,313,000     $ 33,295,000
                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                               $  1,408,000     $  1,894,000
   Accrued expenses                                  2,355,000        1,975,000
   Current portion of long-term debt                   400,000        1,650,000
   Income taxes payable                                912,000          251,000
   Other current liabilities                         1,163,000          787,000
                                                  ------------     ------------
     TOTAL CURRENT LIABILITIES                       6,238,000        6,557,000
                                                  ------------     ------------

LONG-TERM DEBT                                      10,380,000       12,631,000
                                                  ------------     ------------

DEFERRED INCOME TAXES                                7,063,000        6,301,000
                                                  ------------     ------------

MINORITY INTEREST                                    2,249,000             -
                                                  ------------     ------------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.50 per share:
     Authorized, 4,000,000 shares
     Issued, 1,642,797 shares                          821,000          821,000
   Additional paid-in capital                        3,103,000        3,103,000
   Retained earnings                                15,011,000       11,801,000
   Accumulated other comprehensive loss -
     foreign currency translation adjustments       (2,763,000)      (3,130,000)
   Treasury stock, at cost, 325,845 shares          (4,789,000)      (4,789,000)
                                                  ------------     ------------
     TOTAL STOCKHOLDERS' EQUITY                     11,383,000        7,806,000
                                                  ------------     ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 37,313,000     $ 33,295,000
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

            See Notes to Condensed Consolidated Financial Statements


                                 BARNWELL INDUSTRIES, INC.
                                 -------------------------
                                      AND SUBSIDIARIES
                                      ----------------
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                           -------------------------------------
                                         (Unaudited)


                                        Three months ended            Six months ended
                                             March 31,                    March 31,
                                     --------------------------   -------------------------
                                         2000          1999           2000         1999
                                     ------------   -----------   -----------   -----------
Revenues:
  Oil and natural gas                $  3,530,000   $ 2,070,000   $ 6,660,000   $ 4,420,000
  Contract drilling                       870,000       580,000     1,850,000     1,330,000
  Gas processing and other                470,000       190,000       670,000       390,000
  Property sold                         6,540,000          -        6,540,000          -
                                     ------------   -----------   -----------   -----------

                                       11,410,000     2,840,000    15,720,000     6,140,000
                                     ------------   -----------   -----------   -----------
Costs and expenses:
  Oil and natural gas operating           830,000       688,000     1,580,000     1,505,000
  Contract drilling operating             682,000       479,000     1,443,000     1,055,000
  General and administrative              922,000       662,000     1,642,000     1,426,000
  Depreciation, depletion and
    amortization                          867,000       623,000     1,571,000     1,317,000
  Interest                                202,000       193,000       406,000       399,000
  Foreign exchange losses                 206,000          -          206,000          -
  Minority interest in earnings         3,297,000          -        3,297,000          -
                                     ------------   -----------   -----------   -----------

                                        7,006,000     2,645,000    10,145,000     5,702,000
                                     ------------   -----------   -----------   -----------

Earnings before income taxes            4,404,000       195,000     5,575,000       438,000

Income tax provision                    1,734,000       165,000     2,365,000       358,000
                                     ------------   -----------   -----------   -----------

NET EARNINGS                         $  2,670,000   $    30,000   $ 3,210,000   $    80,000
                                     ============   ===========   ===========   ===========

BASIC EARNINGS PER COMMON SHARE      $       2.03   $      0.02   $      2.44   $      0.06
                                     ============   ===========   ===========   ===========
DILUTED EARNINGS PER COMMON SHARE    $       1.93   $      0.02   $      2.34   $      0.06
                                     ============   ===========   ===========   ===========

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

                                                                  Six months ended
                                                                      March 31,
                                                             ----------------------------
                                                                2000             1999
                                                             -----------      -----------

Cash Flows from Operating Activities:
   Net earnings                                              $ 3,210,000      $    80,000
   Adjustments to reconcile net earnings
    to net cash provided by operating activities:
     Minority interest in earnings                             3,297,000             -
     Depreciation, depletion, and amortization                 1,571,000        1,317,000
     Deferred income taxes                                       673,000           30,000
     Foreign exchange losses                                     206,000             -
     Pre-tax gain on sale of equity securities                  (238,000)            -
     Pre-tax earnings on property sold                        (6,540,000)            -
                                                             -----------      -----------

                                                               2,179,000        1,427,000
    Increase (decrease) from changes
       in current assets and liabilities                       1,553,000       (1,153,000)
                                                             -----------      -----------

       Net cash provided by operating activities               3,732,000          274,000
                                                             -----------      -----------

Cash Flows from Investing Activities:
   Cash received on sale of property                           6,540,000             -
   Proceeds from sale of equity securities                       381,000             -
   Proceeds from sale of oil and natural gas properties           52,000           70,000
   Decrease in other assets                                        3,000            3,000
   Capital expenditures - contract drilling and other           (168,000)        (162,000)
   Additions to investment in land                              (350,000)        (416,000)
   Capital expenditures - oil and natural gas                 (2,152,000)        (503,000)
                                                             -----------      -----------

      Net cash provided by (used in)
            investing activities                               4,306,000       (1,008,000)
                                                             -----------      -----------

Cash Flows from Financing Activities:
   Long-term debt borrowings                                      50,000          546,000
   Distribution to minority interest partner                    (873,000)            -
   Repayments of long-term debt                               (3,566,000)        (200,000)
                                                             -----------      -----------

      Net cash (used in) provided by
            financing activities                              (4,389,000)         346,000
                                                             -----------      -----------

Effect of exchange rate
   changes on cash and cash equivalents                            5,000            5,000
                                                             -----------      -----------

Net increase (decrease) in cash and cash equivalents           3,654,000         (383,000)
Cash and cash equivalents at beginning of period               2,577,000        2,178,000
                                                             -----------      -----------

Cash and cash equivalents at end of period                   $ 6,231,000      $ 1,795,000
                                                             ===========      ===========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest (net of amounts capitalized)                   $   438,000      $   440,000
                                                             ===========      ===========

     Income taxes                                            $ 1,150,000      $    52,000
                                                             ===========      ===========

                  See Notes to Condensed Consolidated Financial Statements


                                            BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                            Three months ended March 31, 2000 and 1999
                                                           (Unaudited)

                                                                                     Accumulated
                                            Additional  Comprehensive                   Other                         Total
                                   Common     Paid-In      Income       Retained    Comprehensive    Treasury     Stockholders'
                                   Stock      Capital      (Loss)       Earnings        Loss          Stock          Equity
                                  --------  ----------  -------------  -----------  -------------  -------------  -------------
Balances at December 31, 1998     $821,000  $3,103,000                 $11,331,000  $  (3,688,000)  $ (4,789,000)  $  6,778,000

Comprehensive income:
  Net earnings                                          $      30,000       30,000                                       30,000
  Other comprehensive income,
    net of income taxes -
    foreign currency
      translation adjustments                                 201,000                     201,000                       201,000
                                                        -------------
Total comprehensive income                              $     231,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at March 31, 1999        $821,000  $3,103,000                 $11,361,000  $  (3,487,000) $  (4,789,000) $   7,009,000
                                  ========  ==========                 ===========  =============  =============  =============


Balances at December 31, 1999     $821,000  $3,103,000                 $12,341,000  $  (2,917,000) $  (4,789,000) $   8,559,000

Comprehensive income:
  Net earnings                                          $   2,670,000    2,670,000                                    2,670,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
     translation adjustments                                  (52,000)                    (52,000)                      (52,000)
                                                        -------------
Total comprehensive income                              $   2,618,000
                                                        =============

Foreign exchange
  losses recognized                                                                       206,000                       206,000
                                  --------  ----------                 -----------  -------------  -------------  -------------

Balances at March 31, 2000        $821,000  $3,103,000                 $15,011,000  $  (2,763,000) $  (4,789,000) $  11,383,000
                                  ========  ==========                 ===========  =============  =============  =============


                                     See Notes to Condensed Consolidated Financial Statements


                                            BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                              Six months ended March 31, 2000 and 1999
                                                           (Unaudited)

                                                                                     Accumulated
                                            Additional  Comprehensive                   Other                        Total
                                   Common    Paid-In        Income       Retained   Comprehensive    Treasury     Stockholders'
                                   Stock     Capital        (Loss)       Earnings       Loss           Stock         Equity
                                  --------  ----------  -------------  -----------  -------------  -------------  -------------
Balances at
   September 30, 1998             $821,000  $3,103,000                 $11,281,000  $  (3,672,000) $  (4,789,000) $   6,744,000

Comprehensive income:
  Net earnings                                          $      80,000       80,000                                       80,000
  Other comprehensive income,
    net of income taxes -
    foreign currency
     translation adjustments                                  185,000                     185,000                       185,000
                                                        -------------
Total comprehensive income                              $     265,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at March 31, 1999        $821,000  $3,103,000                 $11,361,000  $  (3,487,000) $  (4,789,000) $   7,009,000
                                  ========  ==========                 ===========  =============  =============  =============


Balances at
   September 30, 1999             $821,000  $3,103,000                 $11,801,000  $  (3,130,000) $  (4,789,000) $   7,806,000

Comprehensive income:
  Net earnings                                          $   3,210,000    3,210,000                                    3,210,000
  Other comprehensive income,
    net of income taxes -
    foreign currency
     translation adjustments                                  161,000                     161,000                       161,000
                                                        -------------
Total comprehensive income                              $   3,371,000
                                                        =============

Foreign exchange
  losses recognized                                                                       206,000                       206,000
                                  --------  ----------                 -----------  -------------  -------------  -------------

Balances at March 31, 2000        $821,000  $3,103,000                 $15,011,000  $  (2,763,000) $  (4,789,000) $  11,383,000
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

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of March 31, 2000, the Consolidated Statements of Operations for the three and six months ended March 31, 2000 and 1999, the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2000 and 1999, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the three and six months ended March 31, 2000 and 1999 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1999 has been derived from audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 annual report to stockholders. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

2.    EARNINGS PER COMMON SHARE
      -------------------------

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding was 1,316,952 for the three and six months ended March 31, 2000 and 1999.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding was 1,398,365 and 1,393,162 for the three and six months ended March 31, 2000, respectively, and 1,316,952 for the three and six months ended March 31, 1999.

      Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and six months ended March 31, 2000 is as follows:

                                         Three months ended March 31, 2000
                                      ---------------------------------------
                                      Net Earnings       Shares     Per-Share
                                      (Numerator)     (Denominator)    Amount
                                      ---------------------------------------

Basic earnings per share              $2,670,000        1,316,952      $ 2.03
                                                                       ======

Effect of dilutive securities -
 common stock options                       -              11,413

Convertible debentures                    23,000           70,000
                                      ----------       ----------

Diluted earnings per share            $2,693,000        1,398,365      $ 1.93
                                      ==========       ==========      ======

                                          Six months ended March 31, 2000
                                      ---------------------------------------
                                      Net Earnings       Shares     Per-Share
                                      (Numerator)     (Denominator)    Amount
                                      ---------------------------------------
Basic earnings per share              $3,210,000        1,316,952      $ 2.44
                                                                       ======

Effect of dilutive securities -
 common stock options                       -               6,210

Convertible debentures                    48,000           70,000
                                      ----------       ----------

Diluted earnings per share            $3,258,000        1,393,162      $ 2.34
                                      ==========       ==========      ======


      Assumed conversion of certain common stock options was excluded from the computation of diluted EPS for the three and six months ended March 31, 2000 and 1999 because their inclusion would be antidilutive. For the three and six months ended March 31, 2000, antidilutive options to acquire 50,000 and 74,000 shares, respectively, of the Company's common stock were outstanding. For the three and six months ended March 31, 1999, antidilutive options to acquire 55,000 shares of the Company's common stock were outstanding.

      Assumed conversion of the convertible debentures to 90,000 shares of common stock at March 31, 1999 was excluded from the computation of diluted EPS for the three and six months ended March 31, 1999 because their inclusion would be antidilutive.

3.    INCOME TAXES
      ------------

      The components of the provision for income taxes for the three and six months ended March 31, 2000 and 1999 are as follows:

                          Three months ended              Six months ended
                                March 31,                     March 31,
                       --------------------------     -------------------------
                          2000            1999           2000           1999
                       ----------       ---------     ----------      ---------
Current - U.S.         $  267,000       $    -        $  267,000      $    -
Current - Foreign         936,000         150,000      1,425,000        328,000
                       ----------       ---------     ----------      ---------
Total - Current         1,203,000         150,000      1,692,000        328,000
                       ----------       ---------     ----------      ---------

Deferred - U.S.           600,000          15,000        660,000         30,000
Deferred - Foreign        (69,000)           -            13,000           -
                       ----------       ---------     ----------      ---------
Total - Deferred          531,000          15,000        673,000         30,000
                       ----------       ---------     ----------      ---------
                       $1,734,000       $ 165,000     $2,365,000      $ 358,000
                       ==========       =========     ==========      =========


4.    SEGMENT INFORMATION
      -------------------

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



                               Three months ended March 31,   Six months ended March 31,
                                --------------------------    --------------------------
                                   2000           1999           2000            1999
                                -----------    -----------    -----------    -----------
Revenues:
  Oil and natural gas           $ 3,530,000    $ 2,070,000    $ 6,660,000    $ 4,420,000
  Contract drilling                 870,000        580,000      1,850,000      1,330,000
  Land development                6,540,000           -         6,540,000           -
  Other                             377,000        172,000        517,000        355,000
                                -----------    -----------    -----------    -----------

  Total                         $11,317,000    $ 2,822,000    $15,567,000    $ 6,105,000
                                ===========    ===========    ===========    ===========

Depreciation, depletion
  and amortization:
  Oil and natural gas           $   681,000    $   551,000    $ 1,309,000    $ 1,201,000
  Contract drilling                  49,000         26,000         98,000         52,000
  Other                             137,000         46,000        164,000         64,000
                                -----------    -----------    -----------    -----------

  Total                         $   867,000    $   623,000    $ 1,571,000    $ 1,317,000
                                ===========    ===========    ===========    ===========

Operating profit
  (before general and
  administrative expenses):
  Oil and natural gas           $ 2,019,000    $   831,000    $ 3,771,000    $ 1,714,000
  Contract drilling                 139,000         75,000        309,000        223,000
  Land development                3,243,000           -         3,243,000           -
  Other                             240,000        126,000        353,000        291,000
                                -----------    -----------    -----------    -----------

  Total                           5,641,000      1,032,000      7,676,000      2,228,000

  General and
    administrative expenses        (922,000)      (662,000)    (1,642,000)    (1,426,000)
  Interest expense                 (202,000)      (193,000)      (406,000)      (399,000)
  Interest income                    93,000         18,000        153,000         35,000
  Foreign exchange losses          (206,000)          -          (206,000)          -
                                -----------    -----------    -----------    -----------

   Earnings before
      income taxes              $ 4,404,000    $   195,000    $ 5,575,000    $   438,000
                                ===========    ===========    ===========    ===========


5.    FUTURE ACCOUNTING CHANGES
      -------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations totaled $3,732,000 for the six months ended March 31, 2000, an increase of $3,458,000 as compared to the same period in the prior year, due to an increase in operating profit generated by the Company's oil and natural gas segment and to the timing of receivable collections and payables disbursements.

      In January 2000, Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, exercised a portion of the option granted in 1990 by Kaupulehu Developments, a 50.1%-owned general partnership, for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. $1,300,000 of the proceeds were used to repay Kaupulehu Developments' borrowings from a Hawaii bank, and $873,000 were distributed to Kaupulehu Developments' minority interest partner.

      During the six months ended March 31, 2000, the Company repaid $2,066,000 of its borrowings under a credit facility with a Canadian bank. This credit facility has been renewed through April 2001 for $17,000,000 Canadian dollars, or its U.S. dollar equivalent of approximately $11,500,000, subject to the Company pledging several of its properties which are not currently pledged; the Company intends to pledge such properties. At March 31, 2000, the Company had $6,231,000 in cash and cash equivalents and approximately $2,100,000 of available credit under their credit facility with a Canadian bank.

      The Company invested $1,695,000 and $2,152,000 in oil and natural gas properties in Canada for the three and six months ended March 31, 2000, respectively, as compared to $292,000 and $503,000 for the three and six months ended March 31, 1999, respectively. During the three and six months ended March 31, 2000, the Company participated in the drilling of wells in Alberta and British Columbia, Canada, as follows:

Three months ended March 31, 2000
---------------------------------

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     --------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     -----
Gross       -       4.00      -       6.00      -        -        -       10.00
Net         -       0.42      -       1.08      -        -        -        1.50

Six months ended March 31, 2000
-------------------------------

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     --------------    -------------     --------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     -----    ----     ----     ----     -----
Gross       -       7.00      -       10.00     -        -        -       17.00
Net         -       0.73      -        2.43     -        -        -        3.16

      Additionally, during the three and six months ended March 31, 2000, the Company participated in the recompletion of 6 gross wells (0.80 net wells) and 12 gross wells (2.10 net wells), respectively, in Alberta, Canada.

      The Company invested $350,000 (including interest costs capitalized) towards the rezoning of the North Kona, Hawaii property held by Kaupulehu Developments. In December 1999, the Third Circuit Court of the County of Hawaii remanded Kaupulehu Developments' Special Management Area ("SMA") Use Permit Petition back to the County of Hawaii Planning Commission for further review due to procedural issues. In late December 1999, the County of Hawaii Planning Commission reaffirmed their approval of the SMA Use Permit Petition. Additional steps must be completed in order for Kaupulehu Developments to proceed with development of this area, including the resolution of a legal challenge to a prior State of Hawaii zoning approval for this project which is before the Hawaii Supreme Court. If Kaupulehu Developments is unable to prevail in the case which is before the Hawaii Supreme Court, and if Kaupulehu Developments is subsequently unable to obtain the State of Hawaii's approval after making additional efforts with the modifications it believes are necessary to obtain the approval, there will be a materially adverse impairment of the value of the Company's investment in land.

RESULTS OF OPERATIONS
---------------------

Oil and Natural Gas
-------------------

                              SELECTED OPERATING STATISTICS
                              -----------------------------
                                     Average Prices
                     -----------------------------------------------
                       Three months ended               Increase
                            March 31,                  (Decrease)
                     ----------------------        -----------------
                      2000           1999            $            %
                     ------         -------        ------       ----
Oil (Bbls)*          $26.68         $ 11.04        $15.64       142%
Liquids (Bbls)*      $16.64         $  7.32        $ 9.32       127%
Gas (MCF)**          $ 1.90         $  1.48        $ 0.42        28%

                        Six months ended                Increase
                            March 31,                  (Decrease)
                     ----------------------        -----------------
                      2000           1999            $           %
                     ------         -------        ------       ----
Oil (Bbls)*          $24.63         $ 11.63        $13.00       112%
Liquids (Bbls)*      $15.37         $  7.87        $ 7.50        95%
Gas (MCF)**          $ 1.95         $  1.45        $ 0.50        34%


                                    Net Sales Volumes
                     -----------------------------------------------
                       Three months ended               Increase
                            March 31,                  (Decrease)
                     ----------------------       ------------------
                      2000           1999          Units         %
                     -------        -------       -------       ----
Oil (Bbls)*           50,000         56,000        (6,000)      (11%)
Liquids (Bbls)*       25,000         22,000         3,000        14%
Gas (MCF)**          868,000        889,000       (21,000)       (2%)

                        Six months ended                Increase
                            March 31,                  (Decrease)
                     ----------------------       ------------------
                       2000         1999           Units         %
                     ---------    ---------       -------       ----
Oil (Bbls)*             96,000      118,000       (22,000)      (19%)
Liquids (Bbls)*         55,000       42,000        13,000        31%
Gas (MCF)**          1,698,000    1,891,000      (193,000)      (10%)

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

      Oil and natural gas revenues increased $1,460,000 (71%) for the three months ended March 31, 2000, as compared to the same period in the prior year, due to 142%, 127% and 28% increases in oil, liquids and natural gas prices, respectively. The increase was partially offset by 11% and 2% decreases in oil and natural gas production, respectively, due to an increase in net royalties (royalties increase and the Alberta Royalty Tax Credit declines as prices rise) and a decline in production from the Company's mature oil properties.

      Oil and natural gas revenues increased $2,240,000 (51%) for the six months ended March 31, 2000, as compared to the same period in the prior year, due to 112%, 95% and 34% increases in oil, liquids and natural gas prices, respectively. The increase was partially offset by 19% and 10% decreases in oil and natural gas production, respectively, due to an increase in net royalties (royalties increase and the Alberta Royalty Tax Credit declines as prices rise) and declines in production from the Company's mature oil and natural gas properties.

      Oil and natural gas operating expenses increased $142,000 (21%) for the three months ended March 31, 2000, as compared to the same period in the prior year, due primarily to workovers and well servicing at the Dunvegan and Red Earth areas. Oil and natural gas operating expenses remained relatively unchanged (increased $75,000 or 5%) for the six months ended March 31, 2000, as compared to the same period in the prior year.

Contract Drilling
-----------------

      Contract drilling revenues increased $290,000 (50%) and $520,000 (39%) for the three and six months ended March 31, 2000, respectively, as compared to the same periods in the prior year. Contract drilling operating expenses increased $203,000 (42%) and $388,000 (37%) for the three and six months ended March 31, 2000, respectively, as compared to the same periods in the prior year. These increases are due to an increase in the number of drilling jobs for the current year periods, as compared to the same periods in the prior year. Accordingly, operating profit before depreciation increased $87,000 (86%) and $132,000 (48%) for the three and six months ended March 31, 2000, respectively, as compared to the same periods in the prior year.

Gas Processing and Other
------------------------

      Gas processing and other income increased $280,000 (147%) and $280,000 (72%) for the three and six months ended March 31, 2000, respectively, as compared to the same periods in the prior year, due primarily to a $238,000 gain on the sale of equity securities.

Property Sold
-------------

      In January 2000, Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, exercised a portion of the option granted by Kaupulehu Developments, a 50.1%-owned general partnership, for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. As a result, the Company recognized $3,243,000 of pre-tax earnings, net of minority interests, in the three and six months ended March 31, 2000. There were no property sales in the three and six months ended March 31, 1999.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses increased $260,000 (39%) and $216,000 (15%) for the three and six months ended March 31, 2000, respectively, as compared to the same periods in the prior year, due primarily to costs associated with the $6,540,000 earnings on property sold, and higher personnel costs due in part to the Company taking almost all of its natural gas and oil in kind and marketing such products itself, instead of through the operator of the oil or natural gas property.

Depletion, Depreciation and Amortization
----------------------------------------

      Depletion, depreciation and amortization increased $244,000 (39%) and $254,000 (19%) for the three and six months ended March 31, 2000, respectively, as compared to same periods in the prior year. The increases are due to an increase in the depletion rate, resulting from increased capital expenditures, and depreciation of fixed assets purchased in fiscal 1999.

Foreign Exchange Losses
-----------------------

      The Company conducts foreign operations in Canada. Consequently, the Company is subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. During the three and six months ended March 31, 2000, the Company realized foreign currency transaction losses of $206,000. There were no foreign currency transaction gains or losses in the three and six months ended March 31, 1999. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

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

Date:   May 12, 2000