Form 10QSB
period 2000-06-30
BARNWELL INDUSTRIES INC
filed 2000-08-10
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

     X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---     Exchange Act of 1934

            For the quarterly period ended June 30, 2000


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


As of August 4, 2000 there were 1,310,952 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes         No     X
                                                     -----       -----

                                 BARNWELL INDUSTRIES, INC.
                                 -------------------------
                                      AND SUBSIDIARIES
                                      ----------------

                                           INDEX
                                           -----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2000 and September 30, 1999 (Unaudited)

         Consolidated Statements of Operations -
         three and nine months ended June 30, 2000 and 1999 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - nine months ended June 30, 2000 and 1999 (Unaudited)

         Consolidated Statements of Stockholders'
         Equity and Comprehensive Income -
         three months ended June 30, 2000 and 1999 (Unaudited)

         Consolidated Statements of Stockholders'
         Equity and Comprehensive Income -
         nine months ended June 30, 2000 and 1999 (Unaudited)

         Notes to Condensed Consolidated
         Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

Item 1.  Financial Statements


                                  BARNWELL INDUSTRIES, INC.
                                  -------------------------
                                       AND SUBSIDIARIES
                                       ----------------
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                            -------------------------------------
                                (Unaudited, see Note A below)



ASSETS                                                             June 30,     September 30,
------                                                               2000            1999
                                                                 ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                                     $  6,580,000    $  2,577,000
   Accounts receivable, net                                         1,632,000       1,873,000
   Other current assets                                               770,000       1,147,000
                                                                 ------------    ------------
     TOTAL CURRENT ASSETS                                           8,982,000       5,597,000

INVESTMENT IN LAND                                                  3,864,000       3,519,000

OTHER ASSETS                                                          203,000         207,000

NET PROPERTY AND EQUIPMENT                                         24,979,000      23,972,000
                                                                 ------------    ------------

     TOTAL ASSETS                                                $ 38,028,000    $ 33,295,000
                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                              $  1,534,000    $  1,894,000
   Accrued expenses                                                 2,479,000       1,975,000
   Income taxes payable                                             1,372,000         251,000
   Other current liabilities                                        1,061,000         787,000
   Current portion, long-term debt                                    400,000       1,650,000
                                                                 ------------    ------------
     TOTAL CURRENT LIABILITIES                                      6,846,000       6,557,000
                                                                 ------------    ------------

LONG-TERM DEBT                                                     10,251,000      12,631,000
                                                                 ------------    ------------

DEFERRED INCOME TAXES                                               6,945,000       6,301,000
                                                                 ------------    ------------

MINORITY INTEREST                                                   2,255,000           -
                                                                 ------------    ------------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.50 per share:
     Authorized, 4,000,000 shares
     Issued, 1,642,797 shares                                         821,000         821,000
   Additional paid-in capital                                       3,103,000       3,103,000
   Retained earnings                                               15,731,000      11,801,000
   Accumulated other comprehensive loss -
     foreign currency translation adjustments                      (3,042,000)     (3,130,000)
   Treasury stock, at cost, 331,845 shares at June 30, 2000
     and 325,845 shares at September 30, 1999                      (4,882,000)     (4,789,000)
                                                                 ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                                    11,731,000       7,806,000
                                                                 ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 38,028,000    $ 33,295,000
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

                  See Notes to Condensed Consolidated Financial Statements



                                  BARNWELL INDUSTRIES, INC.
                                  -------------------------
                                       AND SUBSIDIARIES
                                       ----------------
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             -------------------------------------
                                           (Unaudited)


                                           Three months ended            Nine months ended
                                                June 30,                     June 30,
                                        -------------------------   -------------------------
                                           2000          1999           2000         1999
                                           ----          ----           ----         ----
Revenues:
  Oil and natural gas                   $ 4,110,000   $ 2,370,000   $10,770,000   $ 6,790,000
  Contract drilling                         850,000     1,210,000     2,700,000     2,540,000
  Gas processing and other                  260,000       160,000       930,000       550,000
  Sale of development rights, net             -             -         6,540,000         -
                                        -----------   -----------   -----------   -----------

                                          5,220,000     3,740,000    20,940,000     9,880,000
                                        -----------   -----------   -----------   -----------
Costs and expenses:
  Oil and natural gas operating             733,000       738,000     2,313,000     2,243,000
  Contract drilling operating               679,000       944,000     2,122,000     1,999,000
  General and administrative                848,000       794,000     2,490,000     2,220,000
  Depreciation, depletion
    and amortization                      1,098,000       691,000     2,669,000     2,008,000
  Interest                                  170,000       194,000       576,000       593,000
  Foreign exchange losses                     -             -           206,000         -
  Minority interest in earnings               6,000         -         3,303,000         -
                                        -----------   -----------   -----------   -----------

                                          3,534,000     3,361,000    13,679,000     9,063,000
                                        -----------   -----------   -----------   -----------

Earnings before income taxes              1,686,000       379,000     7,261,000       817,000

Income tax provision                        966,000       279,000     3,331,000       637,000
                                        -----------   -----------   -----------   -----------

NET EARNINGS                            $   720,000   $   100,000   $ 3,930,000   $   180,000
                                        ===========   ===========   ===========   ===========

BASIC EARNINGS PER COMMON SHARE         $      0.55   $      0.08   $      2.98   $      0.14
                                        ===========   ===========   ===========   ===========
DILUTED EARNINGS PER COMMON SHARE       $      0.53   $      0.08   $      2.88   $      0.14
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

                                                                  Nine months ended
                                                                       June 30,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------

Cash Flows from Operating Activities:
   Net earnings                                               $ 3,930,000    $   180,000
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Minority interest in earnings                              3,303,000          -
     Depreciation, depletion, and amortization                  2,669,000      2,008,000
     Deferred income taxes                                        585,000        103,000
     Foreign exchange losses                                      206,000          -
     Gain on sale of equity securities                           (238,000)         -
     Earnings on sale of development rights, net               (6,540,000)         -
                                                              -----------    -----------

                                                                3,915,000      2,291,000
     Increase (decrease) from changes
       in current assets and liabilities                        2,159,000     (1,195,000)
                                                              -----------    -----------

       Net cash provided by operating activities                6,074,000      1,096,000
                                                              -----------    -----------

Cash Flows from Investing Activities:
   Proceeds from sale of development rights, net                6,540,000          -
   Proceeds from sale of equity securities                        380,000          -
   Proceeds from sale of oil and natural gas properties            46,000        124,000
   Decrease in other assets                                         4,000          4,000
   Capital expenditures - contract drilling and other            (514,000)      (207,000)
   Additions to investment in land                               (520,000)      (601,000)
   Capital expenditures - oil and natural gas                  (3,411,000)      (863,000)
                                                              -----------    -----------

      Net cash provided by (used in) investing activities       2,525,000     (1,543,000)
                                                              -----------    -----------

Cash Flows from Financing Activities:
   Long-term debt borrowings                                       50,000        756,000
   Purchases of common stock for treasury                         (93,000)         -
   Distribution to minority interest partner                     (873,000)         -
   Repayments of long-term debt                                (3,666,000)      (300,000)
                                                              -----------    -----------

      Net cash (used in) provided by financing activities      (4,582,000)       456,000
                                                              -----------    -----------

Effect of exchange rate
  changes on cash and cash equivalents                            (14,000)        36,000
                                                              -----------    -----------

Net increase in cash and cash equivalents                       4,003,000         45,000
Cash and cash equivalents at beginning of period                2,577,000      2,178,000
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $ 6,580,000    $ 2,223,000
                                                              ===========    ===========


Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest (net of amounts capitalized)                    $   611,000    $   613,000
                                                              ===========    ===========

     Income taxes                                             $ 1,746,000    $    73,000
                                                              ===========    ===========

                  See Notes to Condensed Consolidated Financial Statements



                                            BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                            Three months ended June 30, 2000 and 1999
                                                           (Unaudited)

                                                                                     Accumulated
                                            Additional                                  Other                         Total
                                   Common    Paid-In    Comprehensive   Retained    Comprehensive    Treasury     Stockholders'
                                   Stock     Capital        Income      Earnings         Loss          Stock         Equity
                                  --------  ----------- -------------  -----------  -------------  -------------  -------------
Balances at March 31, 1999        $821,000  $3,103,000                 $11,361,000  $  (3,487,000) $  (4,789,000) $   7,009,000

Comprehensive income:
  Net earnings                                          $     100,000      100,000                                      100,000
  Other comprehensive income,
    net of income taxes -
    foreign currency
      translation adjustments                                 335,000                     335,000                       335,000
                                                        -------------
Total comprehensive income                              $     435,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at June 30, 1999         $821,000  $3,103,000                 $11,461,000  $  (3,152,000) $  (4,789,000) $   7,444,000
                                  ========  ==========                 ===========  =============  =============  =============


Balances at March 31, 2000        $821,000  $3,103,000                 $15,011,000  $  (2,763,000) $  (4,789,000) $  11,383,000

Purchase of 6,000
  common shares for treasury                                                                             (93,000)       (93,000)

Comprehensive income:
  Net earnings                                          $     720,000      720,000                                      720,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
      translation adjustments                                (279,000)                   (279,000)                     (279,000)
                                                        -------------
Total comprehensive income                              $     441,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at June 30, 2000         $821,000  $3,103,000                 $15,731,000  $  (3,042,000) $  (4,882,000) $  11,731,000
                                  ========  ==========                 ===========  =============  =============  =============

                                     See Notes to Condensed Consolidated Financial Statements



                                            BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                            Nine months ended June 30, 2000 and 1999
                                                           (Unaudited)
                                                                                     Accumulated
                                            Additional                                  Other                        Total
                                   Common    Paid-In    Comprehensive   Retained    Comprehensive    Treasury     Stockholders'
                                   Stock     Capital       Income       Earnings        Loss           Stock         Equity
                                  --------  ----------  -------------  -----------  -------------  -------------  -------------
Balances at
   September 30, 1998             $821,000  $3,103,000                 $11,281,000  $  (3,672,000) $  (4,789,000) $   6,744,000

Comprehensive income:
  Net earnings                                          $     180,000      180,000                                      180,000
  Other comprehensive income,
    net of income taxes -
    foreign currency
      translation adjustments                                 520,000                     520,000                       520,000
                                                        -------------
Total comprehensive income                              $     700,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at June 30, 1999         $821,000  $3,103,000                 $11,461,000  $  (3,152,000) $  (4,789,000) $   7,444,000
                                  ========  ==========                 ===========  =============  =============  =============


Balances at
   September 30, 1999             $821,000  $3,103,000                 $11,801,000  $  (3,130,000) $  (4,789,000) $   7,806,000

Purchase of 6,000
  common shares for treasury                                                                             (93,000)       (93,000)

Comprehensive income:
  Net earnings                                          $   3,930,000    3,930,000                                    3,930,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
      translation adjustments                                (118,000)                   (118,000)                     (118,000)
                                                        -------------
Total comprehensive income                              $   3,812,000
                                                        =============

Foreign exchange
  losses recognized                                                                       206,000                       206,000
                                  --------  ----------                 -----------  -------------  -------------  -------------

Balances at June 30, 2000         $821,000  $3,103,000                 $15,731,000  $  (3,042,000) $  (4,882,000) $  11,731,000
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


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of June 30, 2000, the Consolidated Statements of Operations for the three and nine months ended June 30, 2000 and 1999, the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2000 and 1999, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three and nine months ended June 30, 2000 and 1999 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 1999 has been derived from audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 1999 annual report to stockholders. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

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

2.    EARNINGS PER COMMON SHARE
      -------------------------

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for the three and nine months ended June 30, 2000 was 1,316,420 and 1,316,775, respectively. The weighted-average common shares outstanding for the three and nine months ended June 30, 1999 was 1,316,952.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding was 1,395,465 and 1,390,659 for the three and nine months ended June 30, 2000, respectively, and 1,316,952 for the three and nine months ended June 30, 1999.

      Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and nine months ended June 30, 2000 are as follows:

                                           Three months ended June 30, 2000
                                      ------------------------------------------
                                      Net Earnings        Shares       Per-Share
                                      (Numerator)     (Denominator)     Amount
                                      ------------------------------------------

Basic earnings per share              $  720,000        1,316,420         $ 0.55
                                                                          ======
Effect of dilutive securities -
   Common stock options                    -               14,045

   Convertible debentures                 21,000           65,000
                                      ----------       ----------

Diluted earnings per share            $  741,000        1,395,465         $ 0.53
                                      ==========       ==========         ======


                                            Nine months ended June 30, 2000
                                      ------------------------------------------
                                      Net Earnings        Shares       Per-Share
                                      (Numerator)     (Denominator)     Amount
                                      ------------------------------------------
Basic earnings per share              $3,930,000        1,316,775      $    2.98
                                                                       =========
Effect of dilutive securities -
   Common stock options                    -                8,884

   Convertible debentures                 69,000           65,000
                                      ----------       ----------

Diluted earnings per share            $3,999,000        1,390,659      $    2.88
                                      ==========       ==========      =========

      Assumed conversion of certain common stock options was excluded from the computation of diluted EPS for the three and nine months ended June 30, 2000 and 1999 because their inclusion would be antidilutive. For the three and nine months ended June 30, 2000 and 1999, antidilutive options to acquire 50,000 shares of the Company's common stock were outstanding.

      Assumed conversion of convertible debentures to 85,000 shares of common stock at June 30, 1999 was excluded from the computation of diluted EPS for the three and nine months ended June 30, 1999 because their inclusion would be antidilutive.

3.    INCOME TAXES
      ------------

      The components of the provision for income taxes for the three and nine months ended June 30, 2000 and 1999 are as follows:

                           Three months ended             Nine months ended
                                 June 30,                      June 30,
                       --------------------------     -------------------------
                          2000             1999          2000           1999
                       ----------       ---------     ----------      ---------
Current - U.S.         $    3,000       $    -        $  270,000      $    -
Current - Foreign       1,051,000         206,000      2,476,000        534,000
                       ----------       ---------     ----------      ---------
Total - Current         1,054,000         206,000      2,746,000        534,000
                       ----------       ---------     ----------      ---------

Deferred - U.S.            20,000          73,000        680,000        103,000
Deferred - Foreign       (108,000)           -           (95,000)          -
                       ----------       ---------     ----------      ---------
Total - Deferred          (88,000)         73,000        585,000        103,000
                       ----------       ---------     ----------      ---------
                       $  966,000         279,000     $3,331,000      $ 637,000
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

                               Three months ended June 30,   Nine months ended June 30,
                                --------------------------   --------------------------
                                   2000           1999           2000          1999
                                -----------    -----------   -----------    -----------
Revenues:
  Oil and natural gas           $ 4,110,000    $ 2,370,000   $10,770,000    $ 6,790,000
  Contract drilling                 850,000      1,210,000     2,700,000      2,540,000
  Land development                    -              -         6,540,000          -
  Other                             168,000        141,000       685,000        496,000
                                -----------    -----------   -----------    -----------

  Total                         $ 5,128,000    $ 3,721,000   $20,695,000    $ 9,826,000
                                ===========    ===========   ===========    ===========

Depreciation, depletion
  and amortization:
  Oil and natural gas           $   994,000    $   626,000   $ 2,303,000    $ 1,827,000
  Contract drilling                  51,000         30,000       149,000         82,000
  Other                              53,000         35,000       217,000         99,000
                                -----------    -----------   -----------    -----------

  Total                         $ 1,098,000    $   691,000   $ 2,669,000    $ 2,008,000
                                ===========    ===========   ===========    ===========

Operating profit
  (before general and
  administrative
  expenses):
  Oil and natural gas           $ 2,383,000    $ 1,006,000   $ 6,154,000    $ 2,720,000
  Contract drilling                 120,000        236,000       429,000        459,000
  Land development                   (6,000)         -         3,237,000           -
  Other                             115,000        106,000       468,000        397,000
                                -----------    -----------   -----------    -----------

  Total                           2,612,000      1,348,000    10,288,000      3,576,000

  General and
    administrative expenses        (848,000)      (794,000)   (2,490,000)    (2,220,000)
  Interest expense                 (170,000)      (194,000)     (576,000)      (593,000)
  Interest income                    92,000         19,000       245,000         54,000
  Foreign exchange losses             -              -          (206,000)          -
                                -----------    -----------   -----------    -----------

   Earnings before
      income taxes              $ 1,686,000    $   379,000   $ 7,261,000    $   817,000
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

     In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133," which defers the effective date of SFAS No. 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133," which addresses a limited number of issues causing implementation difficulties for certain entities that apply SFAS No. 133. Management does not expect adoption of SFAS No. 133, as amended by SFAS No. 138, will have a material effect on the Company's financial condition, results of operations or liquidity.

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." Interpretation No. 44 clarifies the application of APB Opinion No. 25 for certain issues involving employee stock compensation and is generally effective July 1, 2000. Adoption of Interpretation No. 44 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.


Item 2. MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
        ------------------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations totaled $6,074,000 for the nine months ended June 30, 2000, an increase of $4,978,000 as compared to the same period in the prior year, due to an increase in operating profit generated by the Company's oil and natural gas segment and to the timing of receivable collections and payables disbursements.

      In January 2000, Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, exercised a portion of the option granted in 1990 by Kaupulehu Developments, a 50.1%-owned general partnership, for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. The Company recognized revenues of $6,540,000, net of costs associated with the transaction, from the receipt of the option monies. $1,300,000 of the proceeds were used to repay Kaupulehu Developments' borrowings from a Hawaii bank, and $873,000 were distributed to Kaupulehu Developments' minority interest partner, Cambridge Hawaii Limited Partnership ("CHLP"), which holds the remaining 49.9% interest in Kaupulehu Developments. CHLP is a Hawaii limited partnership comprised of three Canadian limited partnerships. These three limited partnerships are in turn comprised of individuals, one of whom is Mr. Terry Johnston. Mr. Johnston was elected to the Board of Directors of the Company in March 2000.

      During the nine months ended June 30, 2000, the Company repaid $2,066,000 of its borrowings under a credit facility with a Canadian bank and $300,000 of outstanding convertible debentures. The credit facility with the Canadian bank has been renewed through April 2001 for $17,000,000 Canadian dollars, or its U.S. dollar equivalent of approximately $11,400,000, subject to the Company pledging several of its properties which are not currently pledged; the Company intends to pledge such properties. At June 30, 2000, the Company had $6,580,000 in cash and cash equivalents and approximately $2,000,000 of available credit under its credit facility with a Canadian bank.

      The Company invested $1,259,000 and $3,411,000 in oil and natural gas properties for the three and nine months ended June 30, 2000, respectively, as compared to $360,000 and $863,000 for the three and nine months ended June 30, 1999, respectively.

      During the three months ended June 30, 2000, the Company participated in the drilling of nine successful wells and three dry holes as follows:

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     --------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     -----
Gross       -       5.00      -       4.00     1.00     2.00     1.00     11.00
Net         -       0.46      -       0.50     0.25     0.80     0.25      1.76

      During the nine months ended June 30, 2000, the Company participated in the drilling of 26 successful wells, one with two producing zones, and three dry holes as follows:

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     --------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     -----
Gross       -      12.00      -      14.00     1.00     2.00     1.00     28.00
Net         -       1.19      -       2.93     0.25     0.80     0.25      4.92

      Additionally, during the three and nine months ended June 30, 2000, the Company participated in the recompletion of 4 gross wells (0.25 net wells) and 16 gross wells (2.35 net wells), respectively, in Alberta, Canada.

      The Company invested $520,000 (including interest costs capitalized) towards the rezoning of the North Kona, Hawaii property held by Kaupulehu Developments during the nine months ended June 30, 2000. In December 1999, the Third Circuit Court of the County of Hawaii remanded Kaupulehu Developments' Special Management Area ("SMA") Use Permit Petition back to the County of Hawaii Planning Commission for further review due to procedural issues. In late
December 1999, the County of Hawaii Planning Commission reaffirmed their approval of the SMA Use Permit Petition. Additional steps must be completed in order for Kaupulehu Developments to proceed with development of this area, including the resolution of a legal challenge to a prior State of Hawaii zoning approval for this project which is before the Hawaii Supreme Court. If Kaupulehu Developments is unable to prevail in the case which is before the Hawaii Supreme Court, and if Kaupulehu Developments is subsequently unable to obtain the State of Hawaii's approval after making additional efforts with the modifications it believes are necessary to obtain the approval, there will be a materially adverse impairment of the value of the Company's investment in land. Additionally, Kaupulehu Developments is in the process of negotiating a revised development agreement and residential fee purchase prices with the lessor of the 2,100 acre parcel. Management cannot predict the outcome of these negotiations.

      The Company also invested $278,000 to improve its contract drilling storage and maintenance yard at Sand Island, Oahu, Hawaii during the nine months ended June 30, 2000. These improvements have satisfied the Company's obligation to improve the property under the terms of the property lease.

      During the three months ended June 30, 2000, the Company repurchased 6,000 shares of its common stock on the open market for $93,000 (average price of $15.50 per share) under a March 2000 stock buyback plan authorizing the repurchase of up to 100,000 shares. The Company plans to repurchase additional shares from time to time in the open market or in privately negotiated transactions, depending on market conditions.

RESULTS OF OPERATIONS
---------------------

Oil and Gas
-----------

                              SELECTED OPERATING STATISTICS
                              -----------------------------
                                       Average Prices
                    ------------------------------------------------
                      Three months ended                Increase
                            June 30,                   (Decrease)
                    -----------------------        -----------------
                      2000            1999           $            %
                    -------         -------        ------       ----
Oil (Bbls)*         $ 25.89         $ 15.11        $10.78        71%
Liquids (Bbls)*     $ 17.04         $  9.35        $ 7.69        82%
Gas (MCF)**         $  2.55         $  1.57        $ 0.98        62%

                       Nine months ended                Increase
                           June 30,                    (Decrease)
                    -----------------------        -----------------
                      2000            1999           $            %
                    -------         -------        ------       ----
Oil (Bbls)*         $ 25.07         $ 12.67        $12.40        98%
Liquids (Bbls)*     $ 15.94         $  8.33        $ 7.61        91%
Gas (MCF)**         $  2.15         $  1.49        $ 0.66        44%

                                     Net Sales Volumes
                    ------------------------------------------------
                      Three months ended                Increase
                           June 30,                    (Decrease)
                    -----------------------        -----------------
                      2000            1999          Units         %
                    ---------       -------        -------      ----
Oil (Bbls)*            47,000        49,000         (2,000)      (4%)
Liquids (Bbls)*        26,000        19,000          7,000       37%
Gas (MCF)**           917,000       943,000        (26,000)      (3%)

                       Nine months ended                Increase
                            June 30,                   (Decrease)
                    -----------------------        -----------------
                      2000          1999            Units         %
                    ---------     ---------        -------      ----
Oil (Bbls)*           143,000       167,000        (24,000)     (14%)
Liquids (Bbls)*        81,000        61,000         20,000       33%
Gas (MCF)**         2,615,000     2,834,000       (219,000)      (8%)

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

      Oil and natural gas revenues increased $1,740,000 (73%) for the three months ended June 30, 2000, as compared to the same period in 1999, due to 71%, 62% and 82% increases in oil, natural gas and natural gas liquids prices, respectively.

      Oil and natural gas revenues increased $3,980,000 (59%) for the nine months ended June 30, 2000, as compared to the same period in 1999, due primarily to 98%, 44% and 91% increases in oil, natural gas and natural gas liquids prices, respectively.

Contract Drilling
-----------------

      Contract drilling revenues and operating expenses decreased $360,000 (30%) and $265,000 (28%), respectively, for the three months ended June 30, 2000, as compared to the same period in 1999, as revenues and operating expenses for the prior year period included work under a contract that required around-the-clock operations, 24 hours per day, seven days a week; all of the revenues for the current year period were under daylight-only contracts.

Gas Processing and Other
------------------------

      Gas processing and other income increased $100,000 (63%) for the three months ended June 30, 2000, as compared to the same period in 1999, due to interest earned on higher average cash balances.

      Gas processing and other income increased $380,000 (69%) for the nine months ended June 30, 2000, as compared to the same period in 1999, due to a $238,000 gain on the sale of equity securities and interest earned on higher average cash balances.

Sale of Development Rights, Net
-------------------------------

      In January 2000, Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, exercised a portion of the option granted by Kaupulehu Developments, a 50.1%-owned general partnership, for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. As a result, the Company recognized $3,243,000 of pre-tax earnings, net of minority interests, in the nine months ended June 30, 2000. There were no sales of development rights in the nine months ended June 30, 1999.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses increased $270,000 (12%) for the nine months ended June 30, 2000, as compared to the same period in 1999, due primarily to general and administrative costs associated with the $6,540,000 sale of development rights, and higher personnel costs due in part to the Company taking almost all of its natural gas and oil in kind and marketing such products itself, instead of through the operator of the oil or natural gas property.

Interest Expense
----------------

      Interest expense decreased $24,000 (12%) for the three months ended June 30, 2000, as compared to the same period in 1999, due to lower average loan balances, partially offset by higher average interest rates.

Depletion, Depreciation and Amortization
----------------------------------------

      Depletion, depreciation and amortization increased $407,000 (59%) and $661,000 (33%) for the three and nine months ended June 30, 2000, respectively, as compared to the same periods in the prior year. The increases are due primarily to an increase in the depletion rate, resulting from increased capital expenditures, and secondarily to depreciation of fixed assets purchased in late fiscal 1999 and the current periods.

Foreign Exchange Losses
-----------------------

      The Company conducts foreign operations in Canada. Consequently, the Company is subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. During the nine months ended June 30, 2000, the Company realized foreign currency transaction losses of $206,000. There were no foreign currency transaction gains or losses in the three and nine months ended June 30, 1999. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

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

Date:   August 8, 2000