Form 10QSB
period 2000-12-31
BARNWELL INDUSTRIES INC
filed 2001-02-12
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

     X      Quarterly  Report Pursuant to Section 13 or 15(d) of the  Securities
    ---     Exchange Act of 1934

            For the quarterly period ended December 31, 2000


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

                              Yes    X       No
                                   -----         -----


As of February 12, 2001 there were 1,310,952 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes         No     X
                                                     -----       ----

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         December 31, 2000 and September 30, 2000 (Unaudited)

         Consolidated Statements of Operations
         three months ended December 31, 2000 and 1999 (Unaudited)

         Condensed Consolidated Statements of Cash Flows three months ended December 31, 2000 and 1999 (Unaudited)

         Consolidated Statements of
         Stockholders' Equity and Comprehensive Income three months ended December 31, 2000 and 1999 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited, see Note A below)

ASSETS
------
                                                   December 31,   September 30,
                                                       2000           2000
                                                   ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                        $  6,321,000    $  5,701,000
  Accounts receivable, net                            3,167,000       2,018,000
  Other current assets                                1,312,000       1,402,000
                                                   ------------    ------------
    TOTAL CURRENT ASSETS                             10,800,000       9,121,000

INVESTMENT IN LAND                                    4,198,000       3,975,000

OTHER ASSETS                                            200,000         216,000

NET PROPERTY AND EQUIPMENT                           25,852,000      25,348,000
                                                   ------------    ------------

    TOTAL ASSETS                                   $ 41,050,000    $ 38,660,000
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                 $  1,812,000    $  1,821,000
  Accrued expenses                                    3,756,000       3,383,000
  Other current liabilities                           2,267,000       1,783,000
  Current portion of long-term debt                     400,000         400,000
                                                   ------------    ------------
    TOTAL CURRENT LIABILITIES                         8,235,000       7,387,000
                                                   ------------    ------------

LONG-TERM DEBT                                        9,034,000       9,133,000
                                                   ------------    ------------

DEFERRED INCOME TAXES                                 7,494,000       7,206,000
                                                   ------------    ------------

MINORITY INTEREST                                     2,263,000       2,260,000
                                                   ------------    ------------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.50 a share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                            821,000         821,000
  Additional paid-in capital                          3,103,000       3,103,000
  Retained earnings                                  18,003,000      16,680,000
  Accumulated other comprehensive loss -
    foreign currency translation adjustments         (3,021,000)     (3,048,000)
  Treasury stock, at cost, 331,845 shares            (4,882,000)     (4,882,000)
                                                   ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                       14,024,000      12,674,000
                                                   ------------    ------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 41,050,000    $ 38,660,000
                                                   ============    ============

Note A: The condensed consolidated balance sheet at September 30, 2000 has been derived from the audited consolidated financial statements at that date.

            See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended
                                                    December 31,
                                            ----------------------------
                                               2000             1999
Revenues:                                   -----------      -----------
  Oil and natural gas                       $ 5,830,000      $ 3,130,000
  Contract drilling                             910,000          980,000
  Gas processing and other                      290,000          200,000
                                            -----------      -----------

                                              7,030,000        4,310,000
                                            -----------      -----------
Costs and expenses:
  Oil and natural gas operating                 815,000          750,000
  Contract drilling operating                   671,000          761,000
  General and administrative                  1,116,000          720,000
  Depreciation, depletion and amortization      929,000          704,000
  Interest expense                              141,000          204,000
  Minority interest in earnings                   3,000            -
                                            -----------      -----------

                                              3,675,000        3,139,000
                                            -----------      -----------

Earnings before income taxes                  3,355,000        1,171,000

Income tax provision                          1,835,000          631,000
                                            -----------      -----------

NET EARNINGS                                $ 1,520,000      $   540,000
                                            ===========      ===========


BASIC EARNINGS PER COMMON SHARE                   $1.16            $0.41
                                                  =====            =====
DILUTED EARNINGS PER COMMON SHARE                 $1.10            $0.41
                                                  =====            =====

            See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months ended
                                                             December 31,
                                                       ------------------------
                                                          2000         1999
                                                       -----------  -----------
Cash Flows from Operating Activities:
  Net earnings                                         $ 1,520,000  $   540,000
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation, depletion, and amortization              929,000      704,000
    Deferred income taxes                                  279,000      142,000
    Minority interest in earnings                            3,000         -
                                                       -----------  -----------
                                                         2,731,000    1,386,000
    (Decrease) increase from changes
      in current assets and liabilities                   (211,000)     223,000
                                                       -----------  -----------

        Net cash provided by operating activities        2,520,000    1,609,000
                                                       -----------  -----------

Cash Flows from Investing Activities:
  Capital expenditures - oil and natural gas            (1,320,000)    (457,000)
  Capital expenditures - other                             (90,000)     (23,000)
  Additions to investment in land                         (223,000)    (177,000)
  Proceeds from sale of oil and natural gas properties        -          50,000
  Decrease in other assets                                  16,000        1,000
                                                       -----------  -----------

        Net cash used in investing activities           (1,617,000)    (606,000)
                                                       -----------  -----------

Cash Flows from Financing Activities:
  Long-term debt borrowings                                   -          50,000
  Payment of dividends                                    (197,000)        -
  Repayments of long-term debt                            (100,000)    (916,000)
                                                       -----------  -----------

        Net cash used in financing activities             (297,000)    (866,000)
                                                       -----------  -----------

Effect of exchange rate changes
  on cash and cash equivalents                              14,000        2,000
                                                       ------------ -----------

Net increase in cash and cash equivalents                  620,000      139,000
Cash and cash equivalents at beginning of period         5,701,000    2,577,000
                                                       -----------  -----------

Cash and cash equivalents at end of period             $ 6,321,000  $ 2,716,000
                                                       ===========  ===========


Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest (net of amounts capitalized)              $   144,000  $   188,000
                                                       ===========  ===========

    Income taxes                                       $ 1,491,000  $   578,000
                                                       ===========  ===========

            See Notes to Condensed Consolidated Financial Statements


                                           BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                         Three months ended December 31, 2000 and 1999
                                                          (Unaudited)

                                                                                   Accumulated
                                         Additional                                   Other                          Total
                               Common     Paid-In    Comprehensive    Retained    Comprehensive     Treasury     Stockholders'
                               Stock      Capital        Income       Earnings         Loss           Stock         Equity
                              --------   ----------   ------------   -----------   ------------   ------------   ------------
 At September 30, 1999        $821,000   $3,103,000                  $11,801,000   $ (3,130,000)  $ (4,789,000)  $  7,806,000

 Comprehensive income:
 Net earnings                                         $    540,000       540,000                                      540,000
 Other comprehensive income,
   net of income taxes -
   foreign currency
    translation adjustments                                213,000                      213,000                       213,000
                                                      ------------
 Total comprehensive income                           $    753,000
                              --------   ----------   ============   -----------   ------------   ------------   ------------

 At December 31, 1999         $821,000   $3,103,000                  $12,341,000   $ (2,917,000)  $ (4,789,000)  $  8,559,000
                              ========   ==========                  ===========   ============   ============   ============



 At September 30, 2000        $821,000   $3,103,000                  $16,680,000   $ (3,048,000)  $ (4,882,000)  $ 12,674,000

 Dividends declared
  ($0.15 per share)                                                     (197,000)                                    (197,000)

 Comprehensive income:
 Net earnings                                         $  1,520,000     1,520,000                                    1,520,000
 Other comprehensive income,
   net of income taxes -
   foreign currency
    translation adjustments                                 27,000                       27,000                        27,000
                                                      ------------
 Total comprehensive income                           $  1,547,000
                              --------   ----------   ============   -----------   ------------   ------------   ------------

 At December 31, 2000         $821,000   $3,103,000                  $18,003,000   $ (3,021,000)  $ (4,882,000)  $ 14,024,000
                              ========   ==========                  ===========   ============   ============   ============

                                   See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of December 31, 2000 and the Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended December 31, 2000 and 1999 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2000 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 2000 has been derived from audited consolidated financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2000 annual report to stockholders. The results of operations for the period ended December 31, 2000 are not necessarily indicative of the operating results for the full year.

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

2.    EARNINGS PER COMMON SHARE
      -------------------------

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for three months ended December 31, 2000 and 1999 was 1,310,952 and 1,316,952, respectively.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding was 1,403,689 and 1,319,277 for the three months ended December 31, 2000 and 1999, respectively.

      Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2000 and 1999 are as follows:

                                      Three months ended December 31, 2000
                                    -----------------------------------------
                                    Net Earnings        Shares       Per-Share
                                    (Numerator)     (Denominator)      Amount
                                    -----------       ----------       ------
Basic earnings per share            $ 1,520,000        1,310,952       $ 1.16
                                                                       ======

Effect of dilutive securities -
   Common stock options                    -              37,737

   Convertible debentures                29,000           55,000
                                    -----------       ----------

Diluted earnings per share          $ 1,549,000        1,403,689       $ 1.10
                                    ===========       ==========       ======

                                      Three months ended December 31, 1999
                                    -----------------------------------------
                                    Net Earnings        Shares       Per-Share
                                    (Numerator)     (Denominator)      Amount
                                    -----------       ----------       ------
Basic earnings per share            $   540,000        1,316,952       $ 0.41
                                                                       ======

Effect of dilutive securities -
 common stock options                      -               2,325
                                    -----------       ----------

Diluted earnings per share          $   540,000        1,319,277       $ 0.41
                                    ===========       ==========       ======

      Assumed conversion of common stock options to acquire 20,000 and 50,000 shares were excluded from the computation of diluted EPS for the three months ended December 31, 2000 and 1999, respectively, because its effect would be antidilutive. In addition, assumed conversion of the convertible debentures to 75,000 shares of common stock at December 31, 1999 was excluded from the computation of diluted EPS for the three months ended December 31, 1999 because its effect would be antidilutive.

3.    SEGMENT INFORMATION
      -------------------

      The Company operates three segments: exploring for, developing, producing and selling oil and natural gas (oil and natural gas); investing in leasehold land in Hawaii (land investment); and drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment requires different operational methods, operational assets and marketing strategies, and operate in different geographical locations. The land investment segment had no revenues during the three months ended December 31, 2000 and 1999.

      The Company does not allocate general and administrative expenses, interest expense, interest income or income taxes to segments, and there are no transactions between segments that affect segment profit or loss.

                                              Three months ended December 31,
                                              -------------------------------
                                                  2000              1999
                                               -----------       -----------
Revenues:
  Oil and natural gas                          $ 5,830,000       $ 3,130,000
  Contract drilling                                910,000           980,000
  Other                                            195,000           140,000
                                               -----------       -----------
  Total before interest income                   6,935,000         4,250,000
  Interest income                                   95,000            60,000
                                               -----------       -----------
  Total revenues                               $ 7,030,000       $ 4,310,000
                                               ===========       ===========

Depreciation, depletion and amortization:
  Oil and natural gas                          $   842,000       $   628,000
  Contract drilling                                 36,000            49,000
  Other                                             51,000            27,000
                                               -----------       -----------
  Total                                        $   929,000       $   704,000
                                               ===========       ===========

Operating profit (before
 general and administrative expenses):
  Oil and natural gas                          $ 4,173,000       $ 1,752,000
  Contract drilling                                203,000           170,000
  Other                                            144,000           113,000
                                               -----------       -----------
  Total                                          4,520,000         2,035,000

     General and administrative expenses        (1,116,000)         (720,000)
     Interest expense                             (141,000)         (204,000)
     Interest income                                95,000            60,000
     Minority interest in earnings                  (3,000)            -
                                               -----------       -----------

     Earnings before income taxes              $ 3,355,000       $ 1,171,000
                                               ===========       ===========

4.    INCOME TAXES
      ------------

      The components of the income tax provision for the three months ended December 31, 2000 and 1999 are as follows:

                            Three months ended
                               December 31,
                        ---------------------------
                           2000             1999
                        ----------       ----------
Current - U.S.          $   60,000       $     -
Current - Foreign        1,496,000          489,000
                        ----------       ----------
Total - Current          1,556,000          489,000
                        ----------       ----------

Deferred - U.S.               -              60,000
Deferred - Foreign         279,000           82,000
                        ----------       ----------
Total - Deferred           279,000          142,000
                        ----------       ----------
                        $1,835,000       $  631,000
                        ==========       ==========

5.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

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

Item 2. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations totaled $2,520,000 for the three months ended December 31, 2000, an increase of $911,000 as compared to the same period in the prior year. This increase was due to higher operating profit generated by the Company's oil and natural gas segment. At December 31, 2000, the Company had $6,321,000 in cash and cash equivalents, and approximately $3,000,000 of available credit under its credit facility with a Canadian bank.

      In December 2000, the Company declared a dividend of $0.15 per share payable January 3, 2001, to stockholders of record December 12, 2000.


      During the quarter ended December 31, 2000, the Company invested $1,320,000 in oil and natural gas properties in Canada, as compared to $457,000 during the prior year's first quarter. The Company also invested $223,000 (including interest costs capitalized) towards the rezoning of the North Kona, Hawaii property held by Kaupulehu Developments, a general partnership in which the Company has a 50.1% interest.

      The Company participated in the drilling of 15 gross wells (2.00 net wells), of which 13 (1.25 net) were successful, and four gross (0.45 net) well recompletions in Alberta, Canada, during the three months ended December 31, 2000 as follows:

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     -------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     ----
Gross       -       9.00      -       4.00     1.00     1.00     1.00    14.00
Net         -       0.89      -       0.36     0.50     0.25     0.50     1.50

      In October 2000, Kaupulehu Developments filed a motion with the Hawaii State Land Use Commission ("LUC") to establish the procedure initiating the process of the remand of Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of land. In January 2001, the LUC held a hearing to act on the motion and adopted a procedure initiating the remand process as directed by the Supreme Court of the State of Hawaii. Further hearing and action will be required by the LUC to complete this procedure. Management cannot predict the timing or outcome of the LUC's procedures or findings and, accordingly, there is no assurance that State of Hawaii zoning approval will be forthcoming at any time. If the Company is unable to obtain the LUC's approval, there will be a materially adverse impairment of the Company's investment in land, presently carried at $4,198,000 at December 31, 2000.

RESULTS OF OPERATIONS
---------------------

Oil and Natural Gas
-------------------

                                  SELECTED OPERATING STATISTICS
                         ----------------------------------------------
                                     Average Price Per Unit
                         ----------------------------------------------
                          Three months ended
                              December 31,                 Increase
                         ---------------------        -----------------
                          2000           1999            $          %
                         ------         ------        -------      ----
Liquids (Bbls)*          $23.29         $14.31        $  8.98       63%
Oil (Bbls)*              $28.27         $22.40        $  5.87       26%
Natural gas (MCF)**      $ 4.55         $ 2.00        $  2.55      128%

                                         Net Production
                         ----------------------------------------------
                          Three months ended               Increase
                              December 31,                (Decrease)
                         ----------------------       -----------------
                          2000           1999          Units        %
                         -------        -------       -------      ----
Liquids (Bbls)*           27,000         30,000        (3,000)     (10%)
Oil (Bbls)*               49,000         46,000         3,000        7%
Natural gas (MCF)**      838,000        830,000         8,000        1%

      *Bbls = stock tank barrel equivalent to 42 U.S. gallons
      **MCF = 1,000 cubic feet

      Oil and natural gas revenues increased $2,700,000 (86%) for the three months ended December 31, 2000, as compared to the same period in 1999, due to 128%, 26% and 63% increases in natural gas, oil and natural gas liquids prices, respectively.

Contract Drilling
-----------------

      Contract drilling revenues and costs decreased $70,000 (7%) and $90,000 (12%), respectively, for the three months ended December 31, 2000, as compared to the same period in 1999, due to a decrease in water well drilling activity in the current year period, as compared to the same period in 1999. The decrease was partially offset by an increase in pump installation activity in the current year period, as compared to the same period in 1999. Operating profit before depreciation remained virtually unchanged, increasing $20,000 to $239,000 for the three months ended December 31, 2000, as compared to $219,000 for the same period in 1999.

Gas Processing and Other
------------------------

      Gas processing and other income increased $90,000 (45%) for the three months ended December 31, 2000, as compared to the same period in 1999, due to earnings on higher average cash and cash equivalents balances.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses increased $396,000 (55%) due to higher personnel costs and stock appreciation rights expense related to the Company's higher stock market price at December 31, 2000, as compared to December 31, 1999.

Depletion, Depreciation and Amortization
----------------------------------------

      Depletion, depreciation and amortization increased $225,000 (32%) for the three months ended December 31, 2000, as compared to same period in the prior year, due to an increase in the depletion rate. The higher depletion rate is the result of 1) higher capital expenditures and the fact that a significant amount of the Company's recent capital expenditures have been to produce proved reserves and therefore did not result in reserve additions, and 2) a decrease in net proved reserves due to higher royalty deductions (due to higher product prices) in the current year period, as compared to the same period in the prior year.

Interest Expense
----------------

      Interest expense decreased $63,000 (31%) for the three months ended December 31, 2000, as compared to the same period in 1999, principally due to lower average loan balances, partially offset by higher average interest rates.

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

Date:  February 12, 2001