Form 10QSB
period 2001-03-31
BARNWELL INDUSTRIES INC
filed 2001-05-07
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



     X      QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    ---     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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


As of May 7, 2001 there were 1,310,952 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes         No    X
                                                     -----      -----

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------

                                      INDEX
                                      -----


PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         March 31, 2001 and September 30, 2000 (Unaudited)

         Consolidated Statements of Operations -
         three and six months ended March 31, 2001 and 2000 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - six months ended March 31, 2001 and 2000 (Unaudited)

         Consolidated Statements of
         Stockholders' Equity and Comprehensive Income - three months ended March 31, 2001 and 2000 (Unaudited)

         Consolidated Statements of
         Stockholders' Equity and Comprehensive Income - six months ended March 31, 2001 and 2000 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K


                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                          (Unaudited, see Note A below)


      ASSETS                                              March 31,     September 30,
      ------                                                 2001           2000
                                                         -----------     -----------
      CURRENT ASSETS:
         Cash and cash equivalents                       $ 8,347,000     $ 5,701,000
         Accounts receivable, net                          2,343,000       2,018,000
         Other current assets                              1,188,000       1,402,000
                                                         -----------     -----------
           TOTAL CURRENT ASSETS                           11,878,000       9,121,000

      INVESTMENT IN LAND                                   4,382,000       3,975,000

      OTHER ASSETS                                           215,000         216,000

      NET PROPERTY AND EQUIPMENT                          24,924,000      25,348,000
                                                         -----------     -----------

           TOTAL ASSETS                                  $41,399,000     $38,660,000
                                                         ===========     ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

      CURRENT LIABILITIES:
         Accounts payable                                $ 1,636,000     $ 1,821,000
         Accrued expenses                                  3,000,000       3,383,000
         Income taxes payable                              2,002,000         650,000
         Other current liabilities                         1,723,000       1,133,000
         Current portion of long-term debt                   400,000         400,000
                                                         -----------     -----------
           TOTAL CURRENT LIABILITIES                       8,761,000       7,387,000
                                                         -----------     -----------

      LONG-TERM DEBT                                       8,869,000       9,133,000
                                                         -----------     -----------

      DEFERRED INCOME TAXES                                7,137,000       7,206,000
                                                         -----------     -----------

      MINORITY INTEREST                                    2,267,000       2,260,000
                                                         -----------     -----------

      STOCKHOLDERS' EQUITY:
         Common stock, par value $.50 per share:
           Authorized, 4,000,000 shares
           Issued, 1,642,797 shares                          821,000         821,000
         Additional paid-in capital                        3,103,000       3,103,000
         Retained earnings                                19,141,000      16,680,000
         Accumulated other comprehensive loss -
           foreign currency translation adjustments       (3,818,000)     (3,048,000)
         Treasury stock, at cost, 331,845 shares          (4,882,000)     (4,882,000)
                                                         -----------     -----------
           TOTAL STOCKHOLDERS' EQUITY                     14,365,000      12,674,000
                                                         -----------     -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $41,399,000     $38,660,000
                                                         ===========     ===========

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

                 See Notes to Condensed Consolidated Financial Statements


                                    BARNWELL INDUSTRIES, INC.
                                    -------------------------
                                        AND SUBSIDIARIES
                                        ----------------
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             -------------------------------------
                                          (Unaudited)


                                           Three months ended           Six months ended
                                               March 31,                    March 31,
                                       -------------------------   -------------------------
                                           2001          2000          2001          2000
                                       -----------   -----------   -----------   -----------
Revenues:
  Oil and natural gas                  $ 6,110,000   $ 3,530,000   $11,940,000   $ 6,660,000
  Contract drilling                        730,000       870,000     1,640,000     1,850,000
  Gas processing and other                 240,000       470,000       530,000       670,000
  Sale of development rights, net            -         6,540,000         -         6,540,000
                                       -----------   -----------   -----------   -----------
                                         7,080,000    11,410,000    14,110,000    15,720,000
                                       -----------   -----------   -----------   -----------
Costs and expenses:
  Oil and natural gas operating            833,000       830,000     1,648,000     1,580,000
  Contract drilling operating              664,000       682,000     1,335,000     1,443,000
  General and administrative               904,000       922,000     2,020,000     1,642,000
  Depreciation, depletion
    and amortization                     1,012,000       867,000     1,941,000     1,571,000
  Interest                                 144,000       202,000       285,000       406,000
  Foreign exchange losses                    -           206,000         -           206,000
  Minority interest in earnings              4,000     3,297,000         7,000     3,297,000
                                       -----------   -----------   -----------   -----------
                                         3,561,000     7,006,000     7,236,000    10,145,000
                                       -----------   -----------   -----------   -----------

Earnings before income taxes             3,519,000     4,404,000     6,874,000     5,575,000

Income tax provision                     2,119,000     1,734,000     3,954,000     2,365,000
                                       -----------   -----------   -----------   -----------

NET EARNINGS                           $ 1,400,000   $ 2,670,000   $ 2,920,000   $ 3,210,000
                                       ===========   ===========   ===========   ===========

BASIC EARNINGS PER COMMON SHARE        $      1.07   $      2.03   $      2.23   $      2.44
                                       ===========   ===========   ===========   ===========

DILUTED EARNINGS PER COMMON SHARE      $      1.02   $      1.93   $      2.13   $      2.34
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


                                                                Six months ended
                                                                    March 31,
                                                           --------------------------
                                                              2001           2000
                                                           -----------    -----------
Cash Flows from Operating Activities:
   Net earnings                                            $ 2,920,000    $ 3,210,000
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
      Depreciation, depletion, and amortization              1,941,000      1,571,000
      Deferred income taxes                                    279,000        673,000
      Minority interest in earnings                              7,000      3,297,000
      Foreign exchange losses                                    -            206,000
      Gain on sale of marketable securities                      -           (238,000)
      Earnings on sale of development rights, net                -         (6,540,000)
                                                           -----------    -----------

                                                             5,147,000      2,179,000
    Increase from changes
       in current assets and liabilities                     1,451,000      1,553,000
                                                           -----------    -----------

       Net cash provided by operating activities             6,598,000      3,732,000
                                                           -----------    -----------

Cash Flows from Investing Activities:
   Capital expenditures - oil and natural gas               (2,576,000)    (2,152,000)
   Additions to investment in land                            (407,000)      (350,000)
   Capital expenditures - other                               (102,000)      (168,000)
   Decrease in other assets                                      2,000          3,000
   Proceeds from sale of oil and natural gas properties          -             52,000
   Proceeds from sale of marketable securities                   -            381,000
   Proceeds from sale of development rights, net                 -          6,540,000
                                                           -----------    -----------

     Net cash (used in) provided by investing activities    (3,083,000)     4,306,000
                                                           -----------    -----------

Cash Flows from Financing Activities:
   Payments of dividends                                      (459,000)         -
   Repayments of long-term debt                               (200,000)    (3,566,000)
   Long-term debt borrowings                                     -             50,000
   Distribution to minority interest partner                     -           (873,000)
                                                           -----------    -----------

     Net cash used in financing activities                    (659,000)    (4,389,000)
                                                           -----------    -----------

Effect of exchange rate
   changes on cash and cash equivalents                       (210,000)         5,000
                                                           -----------    -----------

Net increase in cash and cash equivalents                    2,646,000      3,654,000
Cash and cash equivalents at beginning of period             5,701,000      2,577,000
                                                           -----------    -----------

Cash and cash equivalents at end of period                 $ 8,347,000    $ 6,231,000
                                                           ===========    ===========

Supplemental disclosures of cash flow information:

   Cash paid during the period for:
     Interest (net of amounts capitalized)                 $   290,000    $   438,000
                                                           ===========    ===========

     Income taxes                                          $ 2,245,000    $ 1,150,000
                                                           ===========    ===========

              See Notes to Condensed Consolidated Financial Statements





                                            BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                            Three months ended March 31, 2001 and 2000
                                                           (Unaudited)

                                                                                     Accumulated
                                            Additional                                  Other                         Total
                                   Common     Paid-In   Comprehensive   Retained    Comprehensive    Treasury     Stockholders'
                                   Stock      Capital      Income       Earnings        Loss          Stock          Equity
                                  --------  ----------- -------------  -----------  ------------   ------------   -------------
Balances at December 31, 1999     $821,000  $3,103,000                 $12,341,000  $  (2,917,000) $  (4,789,000) $   8,559,000

Comprehensive income:
  Net earnings                                          $   2,670,000    2,670,000                                    2,670,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
     translation adjustments                                  (52,000)                    (52,000)                      (52,000)
                                                        -------------
Total comprehensive income                              $   2,618,000
                                                        =============
Foreign exchange
  losses recognized                                                                       206,000                       206,000
                                  --------  ----------                 -----------  -------------  -------------  -------------

Balances at March 31, 2000        $821,000  $3,103,000                 $15,011,000  $  (2,763,000) $  (4,789,000) $  11,383,000
                                  ========  ==========                 ===========  =============  =============  =============

Balances at December 31, 2000     $821,000  $3,103,000                 $18,003,000  $  (3,021,000) $  (4,882,000) $  14,024,000

Dividends declared
 ($0.20 per share)                                                        (262,000)                                    (262,000)

Comprehensive income:
  Net earnings                                          $   1,400,000    1,400,000                                    1,400,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
     translation adjustments                                 (797,000)                   (797,000)                     (797,000)
                                                        -------------
Total comprehensive income                              $     603,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at March 31, 2001        $821,000  $3,103,000                 $19,141,000  $  (3,818,000) $  (4,882,000) $  14,365,000
                                  ========  ==========                 ===========  =============  =============  =============

                                       See Notes to Condensed Consolidated Financial Statements


                                            BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                              Six months ended March 31, 2001 and 2000
                                                           (Unaudited)

                                                                                     Accumulated
                                            Additional                                  Other                        Total
                                   Common    Paid-In    Comprehensive    Retained   Comprehensive    Treasury     Stockholders'
                                   Stock     Capital       Income        Earnings       Loss           Stock         Equity
                                  --------  ----------  -------------  -----------  -------------  -------------  -------------
Balances at September 30, 1999    $821,000  $3,103,000                 $11,801,000  $  (3,130,000) $  (4,789,000) $   7,806,000

Comprehensive income:
  Net earnings                                          $   3,210,000    3,210,000                                    3,210,000
  Other comprehensive income,
    net of income taxes -
    foreign currency
     translation adjustments                                  161,000                     161,000                       161,000
                                                        -------------
Total comprehensive income                              $   3,371,000
                                                        =============

Foreign exchange
  losses recognized                                                                       206,000                       206,000
                                  --------  ----------                 -----------  -------------  -------------  -------------

Balances at March 31, 2000        $821,000  $3,103,000                 $15,011,000  $  (2,763,000) $  (4,789,000) $  11,383,000
                                  ========  ==========                 ===========  =============  =============  =============

Balances at September 30, 2000    $821,000  $3,103,000                 $16,680,000  $  (3,048,000) $  (4,882,000) $  12,674,000

Dividends declared
 ($0.35 per share)                                                        (459,000)                                    (459,000)

Comprehensive income:
  Net earnings                                          $   2,920,000    2,920,000                                    2,920,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
     translation adjustments                                 (770,000)                   (770,000)                     (770,000)
                                                        -------------
Total comprehensive income                              $   2,150,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at March 31, 2001        $821,000  $3,103,000                 $19,141,000  $  (3,818,000) $  (4,882,000) $  14,365,000
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


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of March 31, 2001, the Consolidated Statements of Operations for the three and six months ended March 31, 2001 and 2000, the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2001 and 2000, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three and six months ended March 31, 2001 and 2000 have been prepared by Barnwell Industries, Inc.
(referred to herein together with its subsidiaries as "Barnwell" or the "Company") and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 2000 has been derived from audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 annual report to stockholders. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

2.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management does not expect adoption of SFAS No. 140 will have a material effect on the Company's financial condition, results of operations or liquidity.

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

3.    EARNINGS PER COMMON SHARE
      -------------------------

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding were 1,310,952 for the three and six months ended March 31, 2001, and 1,316,952 for the three and six months ended March 31, 2000.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding were 1,399,129 and 1,398,910 for the three and six months ended March 31, 2001, respectively, and 1,398,365 and 1,393,162 for the three and six months ended March 31, 2000, respectively.

      Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and six months ended March 31, 2001 and 2000 are as follows:


                                         Three months ended March 31, 2001
                                      ---------------------------------------
                                      Net Earnings       Shares      Per-Share
                                      (Numerator)     (Denominator)    Amount
                                      ----------       ----------      ------
Basic earnings per share              $1,400,000        1,310,952      $ 1.07
                                                                       ======
Effect of dilutive securities -
   Common stock options                    -               38,177
   Convertible debentures                 26,000           50,000
                                      ----------       ----------
Diluted earnings per share            $1,426,000        1,399,129      $ 1.02
                                      ==========       ==========      ======


                                         Three months ended March 31, 2000
                                      ---------------------------------------
                                      Net Earnings       Shares      Per-Share
                                      (Numerator)     (Denominator)    Amount
                                      ----------       ----------      ------
Basic earnings per share              $2,670,000        1,316,952      $ 2.03
                                                                       ======
Effect of dilutive securities -
   Common stock options                    -               11,413
   Convertible debentures                 23,000           70,000
                                      ----------       ----------
Diluted earnings per share            $2,693,000        1,398,365      $ 1.93
                                      ==========       ==========      ======


                                          Six months ended March 31, 2001
                                      ---------------------------------------
                                      Net Earnings       Shares      Per-Share
                                      (Numerator)     (Denominator)    Amount
                                      ----------       ----------      ------
Basic earnings per share              $2,920,000        1,310,952      $ 2.23
                                                                       ======
Effect of dilutive securities -
   Common stock options                    -               37,958
   Convertible debentures                 55,000           50,000
                                      ----------       ----------
Diluted earnings per share            $2,975,000        1,398,910      $ 2.13
                                      ==========       ==========      ======


                                          Six months ended March 31, 2000
                                      ---------------------------------------
                                      Net Earnings       Shares      Per-Share
                                      (Numerator)     (Denominator)    Amount
                                      ----------       ----------      ------
Basic earnings per share              $3,210,000        1,316,952      $ 2.44
                                                                       ======
Effect of dilutive securities -
   Common stock options                    -                6,210
   Convertible debentures                 48,000           70,000
                                      ----------       ----------
Diluted earnings per share            $3,258,000        1,393,162      $ 2.34
                                      ==========       ==========      ======

      Assumed conversion of options to acquire 20,000 shares were excluded from the computation of diluted EPS for the three and six months ended March 31, 2001, and options to acquire 50,000 and 74,000 shares were excluded from the computation of diluted EPS for the three and six months ended March 31, 2000, respectively, because its effect would be antidilutive.

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

                              Three months ended March 31,   Six months ended March 31,
                              ---------------------------   ---------------------------
                                  2001           2000          2001            2000
                              -----------     -----------   -----------     -----------
Revenues:
  Oil and natural gas         $ 6,110,000     $ 3,530,000   $11,940,000     $ 6,660,000
  Contract drilling               730,000         870,000     1,640,000       1,850,000
  Land development                  -           6,540,000         -           6,540,000
  Other                           137,000         377,000       332,000         517,000
                              -----------     -----------   -----------     -----------
  Total before
    interest income             6,977,000      11,317,000    13,912,000      15,567,000
  Interest income                 103,000          93,000       198,000         153,000
                              -----------     -----------   -----------     -----------
  Total revenues              $ 7,080,000     $11,410,000   $14,110,000     $15,720,000
                              ===========     ===========   ===========     ===========

Depreciation, depletion
 and amortization:
  Oil and natural gas         $   932,000     $   681,000   $ 1,774,000     $ 1,309,000
  Contract drilling                27,000          49,000        63,000          98,000
  Other                            53,000         137,000       104,000         164,000
                              -----------    ------------  ------------    ------------

  Total                       $ 1,012,000     $   867,000   $ 1,941,000     $ 1,571,000
                              ===========     ===========   ===========     ===========

Operating profit
  (before general and
  administrative expenses):
  Oil and natural gas         $ 4,345,000     $ 2,019,000   $ 8,518,000     $ 3,771,000
  Contract drilling                39,000         139,000       242,000         309,000
  Land development                 (4,000)      3,243,000        (7,000)      3,243,000
  Other                            84,000         240,000       228,000         353,000
                              -----------     -----------   -----------     -----------

  Total                         4,464,000       5,641,000     8,981,000       7,676,000

  General and
    administrative expenses      (904,000)       (922,000)   (2,020,000)     (1,642,000)
  Interest expense               (144,000)       (202,000)     (285,000)       (406,000)
  Interest income                 103,000          93,000       198,000         153,000
  Foreign exchange losses           -            (206,000)        -            (206,000)
                              -----------     -----------   -----------     -----------

   Earnings before
      income taxes            $ 3,519,000     $ 4,404,000   $ 6,874,000     $ 5,575,000
                              ===========     ===========   ===========     ===========

5.    INCOME TAXES
      ------------

      The components of the provision for income taxes for the three and six months ended March 31, 2001 and 2000 are as follows:


                        Three months ended              Six months ended
                              March 31,                     March 31,
                     ---------------------------     --------------------------
                        2001             2000           2001            2000
                     ----------       ----------     ----------      ----------
Current - U.S.       $   50,000       $  267,000     $  110,000      $  267,000
Current - Foreign     2,069,000          936,000      3,565,000       1,425,000
                     ----------       ----------     ----------      ----------
Total - Current       2,119,000        1,203,000      3,675,000       1,692,000
                     ----------       ----------     ----------      ----------

Deferred - U.S.           -              600,000          -             660,000
Deferred - Foreign        -              (69,000)       279,000          13,000
                     ----------       ----------     ----------      ----------
Total - Deferred          -              531,000        279,000         673,000
                     ----------       ----------     ----------      ----------
                     $2,119,000       $1,734,000     $3,954,000      $2,365,000
                     ==========       ==========     ==========      ==========

6.    CONTINGENCY
      -----------

      In October 2000, Kaupulehu Developments filed a motion with the Hawaii State Land Use Commission ("LUC") to establish the procedure initiating the process of the remand of Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of land. In January 2001, the LUC held a hearing to act on the motion and adopted a procedure initiating the remand process as directed by the Supreme Court of the State of Hawaii. In April 2001, the LUC ordered the parties to submit draft findings of fact for the LUC to review. Further hearing and action will be required by the LUC to complete this procedure. Management cannot predict the timing or outcome of the LUC's procedures or findings and, accordingly, there is no assurance that State of Hawaii zoning approval will be forthcoming at any time. If the Company is unable to obtain the LUC's approval, there will be a materially adverse impairment of the Company's investment in land, carried at $4,382,000 at March 31, 2001.

7.    SUBSEQUENT EVENT
      ----------------

      On April 12, 2001, Barnwell Kona Corporation ("BKC"), a wholly owned subsidiary of the Company, and Mr. Terry Johnston, a member of the Board of Directors of the Company, concurrently acquired 84.1% of Cambridge Hawaii Limited Partnership ("CHLP"). CHLP is a Hawaii limited partnership whose only significant asset is a 49.9% minority interest in Kaupulehu Developments ("KD"), a Hawaii general partnership. Mr. Johnston previously indirectly owned 14.9% of CHLP and was the president of the former general partner of CHLP. Barnwell Hawaiian Properties, Inc., a wholly owned subsidiary of the Company, presently owns the 50.1% majority interest in KD.

      KD holds leasehold rights in approximately 2,100 acres of land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu. The property is located between the Queen Kaahumanu Highway and the Pacific Ocean, approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii. KD also owns development rights in approximately 80 acres of residential zoned leasehold land adjacent to the Hualalai Golf Club and a second golf course currently under construction, both of which are part of the Four Seasons Resort Hualalai at Historic Ka'upulehu.

      BKC and Mr. Johnston concurrently purchased 55.2% and 28.9% of CHLP, respectively. The interests were purchased from three limited partnerships and several individual investors, each of which held partnership interests in CHLP (the "Sellers"). The Company and Mr. Johnston negotiated the purchase price with the Sellers based on an internal assessment of the value of KD's leasehold and development rights. BKC agreed to pay a total of $4,803,000 for 55.2% of CHLP at $87,000 per percent, and Mr. Johnston agreed to pay a total of $2,518,000 for 28.9% of CHLP at $87,000 per percent. BKC and Mr. Johnston also agreed to pay $300,000 ($197,000 and $103,000, respectively) to CHLP for pre-closing expenses related to this transaction.

      BKC and Mr. Johnston each paid approximately 54% of their purchase price and the $300,000 referred to above for pre-closing expenses in cash at closing. BKC paid $2,791,000 at closing and signed a $2,209,000 non-interest bearing promissory note due January 31, 2002 for the remaining approximately 46% of its purchase price. The Company loaned Mr. Johnston $1,463,000 for his portion of the cash payment at closing. The Company's loan to Mr. Johnston is non-interest bearing and is due January 31, 2002. Mr. Johnston also signed a $1,158,000 non-interest bearing promissory note to the Sellers, due January 31, 2002, for the remaining approximately 46% of his purchase price. Both the cash payment at closing and the loan to Mr. Johnston were funded entirely from the Company's cash flow from operations.

      The Company and Mr. Johnston are jointly and severally liable for the payment of their respective promissory notes for the remaining approximately 46% of the purchase price due to the Sellers due on January 31, 2002.

      Mr. Johnston pledged to the Company both his original interest and his newly acquired interest in CHLP as security for both the $1,463,000 loan and the Company's contingent liability for Mr. Johnston's payment to the sellers due January 31, 2002.

      As a result of this transaction, Mr. Johnston owns approximately 43.8% of CHLP and the Company owns approximately 55.2% of CHLP. The Company's newly acquired interest in CHLP, together with the Company's current 50.1% indirect interest in KD held by Barnwell Hawaiian Properties, Inc., results in the Company owning an aggregate indirect interest of 77.6% in KD. The accounts of CHLP will be included in the Company's consolidated financial statements from the acquisition date (April 12, 2001) using the purchase method of accounting.


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations totaled $6,598,000 for the six months ended March 31, 2001, an increase of $2,866,000 as compared to the same period in the prior year, due to an increase in operating profit generated by the Company's oil and natural gas segment.

      Cash flows from investing activities decreased $7,389,000 as there were no sales of development rights in the six months ended March 31, 2001, as compared to $6,540,000 in proceeds from the sale of development rights in the six months ended March 31, 2000. In January 2000, Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, exercised a portion of the option granted in 1990 by Kaupulehu Developments, a 50.1%-owned general partnership, for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. $1,300,000 of the proceeds were used to repay Kaupulehu Developments' borrowings from a Hawaii bank, and $873,000 were distributed to Kaupulehu Developments' minority interest partner.

      In December 2000, the Company declared a dividend of $0.15 per share payable January 3, 2001, to stockholders of record December 12, 2000. In March 2001, the Company declared a dividend of $0.20 per share payable March 30, 2001, to stockholders of record March 16, 2001.

      The Royal Bank of Canada has renewed Barnwell's credit facility, increasing the facility by $2,000,000 Canadian dollars to $19,000,000 Canadian dollars (approximately US$12,050,000) and extending the revolving period by one year to April 30, 2002 at LIBOR plus 1%. The Company has also restructured the repayment schedule of the loan under the term period if the Company decides to change the facility from a revolving loan to a term loan. This restructuring reduces the Company's payments in the first two years of the term period with a balloon payment in the last quarter of the third year. If the loan is converted to a term loan, the new term period payments are: first and second years of the term period - 20% (5% per quarter), and the third year of the term period - 60% (5% per quarter for the first three quarters and 45% in the final quarter). Facility repayments in the prior year, coupled with the increase in the facility borrowing base in the current period, has resulted in current available credit under the facility of approximately US$3,780,000 at March 31, 2001.

      The Company invested $1,256,000, a decrease of 26%, and $2,576,000, an increase of 20%, in oil and natural gas properties for the three and six months ended March 31, 2001, respectively, as compared to $1,695,000 and $2,152,000 for the three and six months ended March 31, 2000, respectively. During the three and six months ended March 31, 2001, the Company participated in the drilling of wells in Alberta, Canada, and Alabama, as follows:

Three months ended March 31, 2001
---------------------------------

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     --------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     -----
Gross       -       1.00     1.00     4.00     3.00     1.00     4.00      6.00
Net         -       0.13     0.20     0.45     1.65     0.10     1.85      0.68

Six months ended March 31, 2001
-------------------------------

            Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     --------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     -----
Gross       -      10.00     1.00     8.00     4.00     2.00     5.00     20.00
Net         -       1.02     0.20     0.81     2.15     0.35     2.35      2.18

      Additionally, during the three and six months ended March 31, 2001, the Company participated in the recompletion of 8 gross wells (0.81 net wells) and 12 gross wells (1.26 net wells), respectively, in Alberta, Canada.

      In October 2000, Kaupulehu Developments filed a motion with the Hawaii State Land Use Commission ("LUC") to establish the procedure initiating the process of the remand of Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of land. In January 2001, the LUC held a hearing to act on the motion and adopted a procedure initiating the remand process as directed by the Supreme Court of the State of Hawaii. In April 2001, the LUC ordered the parties to submit draft findings of fact for the LUC to review. Further hearing and action will be required by the LUC to complete this procedure. Management cannot predict the timing or outcome of the LUC's procedures or findings and, accordingly, there is no assurance that State of Hawaii zoning approval will be forthcoming at any time. If the Company is unable to obtain the LUC's approval, there will be a materially adverse impairment of the Company's investment in land, carried at $4,382,000 at March 31, 2001.

      Subsequent to the close of the current quarter, on April 12, 2001, the Company utilized approximately $4,300,000 of its cash flow generated by operations to indirectly increase its ownership interest in Kaupulehu Developments. See footnote 7, "Subsequent Event," of the Notes to the Condensed Consolidated Financial Statements for more discussion of this transaction.

      On April 24, 2001, the Minister of Finance of the Province of Alberta presented Alberta's 2001 budget, which included a proposal to reduce the province's corporate tax rate from the current 15.5% rate to 13.5% effective April 1, 2001. If enacted into law, this 2% reduction in the provincial tax rates is estimated to reduce the Company's current tax provision in the last half of fiscal 2001 by approximately $90,000 and reduce the Company's deferred income tax liability by an estimated $300,000. However, there can be no assurance that such tax rate reduction or any tax rate reduction will be approved by the Province of Alberta.

RESULTS OF OPERATIONS
---------------------

Oil and Natural Gas
-------------------

                            SELECTED OPERATING STATISTICS
                            -----------------------------

                                     Average Prices
                     -----------------------------------------------
                       Three months ended              Increase
                           March 31,                  (Decrease)
                     ---------------------         -----------------
                      2001           2000            $           %
                     ------         ------         ------       ----
Oil (Bbls)*          $24.83         $26.68         $(1.85)       (7%)
Liquids (Bbls)*      $28.39         $16.64         $11.75        71%
Gas (MCF)**          $ 5.81         $ 1.90         $ 3.91       206%

                        Six months ended
                            March 31,                   Increase
                     ---------------------         -----------------
                      2001           2000             $           %
                     ------         ------         ------       ----
Oil (Bbls)*          $26.58         $24.63         $ 1.95         8%
Liquids (Bbls)*      $25.63         $15.37         $10.26        67%
Gas (MCF)**          $ 5.14         $ 1.95         $ 3.19       164%

                                    Net Sales Volumes
                     -----------------------------------------------
                       Three months ended
                           March 31,                    Decrease
                     ----------------------        -----------------
                       2001           2000            Units       %
                     ---------      -------        -----------  ----
Oil (Bbls)*             47,000       50,000          (3,000)     (6%)
Liquids (Bbls)*         23,000       25,000          (2,000)     (8%)
Gas (MCF)**            733,000      868,000        (135,000)    (16%)

                        Six months ended
                            March 31                   Decrease
                     -------------------------     -----------------
                       2001            2000          Units       %
                     ---------      ----------     --------     ----
Oil (Bbls)*             96,000          96,000        -           -
Liquids (Bbls)*         50,000          55,000       (5,000)     (9%)
Gas (MCF)**          1,571,000       1,698,000     (127,000)     (7%)

*Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

      Oil and natural gas revenues increased $2,580,000 (73%) for the three months ended March 31, 2001, as compared to the same period in the prior year, due to 206% and 71% increases in natural gas and natural gas liquids prices, respectively. The increase was partially offset by a 16% decrease in natural gas production due to an increase in royalties, due to higher prices, and a decline in production from the Company's older natural gas properties including Dunvegan, the Company's principal producing property.

      Oil and natural gas revenues increased $5,280,000 (79%) for the six months ended March 31, 2001, as compared to the same period in the prior year, due to 164% and 67% increases in natural gas and natural gas liquids prices, respectively. The increase was partially offset by a 7% decrease in natural gas production due to an increase in royalties, due to higher prices, and a decline in production from the Company's older natural gas properties including Dunvegan, the Company's principal producing property.

Contract Drilling
-----------------

      Contract drilling revenues decreased $140,000 (16%) and $210,000 (11%) for the three and six months ended March 31, 2001, respectively, as compared to the same periods in the prior year. Contract drilling operating expenses decreased $18,000 (3%) and $108,000 (7%) for the three and six months ended March 31, 2001, respectively, as compared to the same periods in the prior year. These decreases are due to a decrease in drilling activity in the current year periods, partially offset by an increase in pump installation activity in the current year periods, as compared to the same periods in the prior year. Accordingly, operating profit before depreciation decreased $122,000 (65%) and $102,000 (25%) for the three and six months ended March 31, 2001, respectively, as compared to the same periods in the prior year.

Gas Processing and Other
------------------------

      Gas processing and other income decreased $230,000 (49%) and $140,000 (21%) for the three and six months ended March 31, 2001, respectively, as compared to the same periods in the prior year, as the prior year periods included a $238,000 gain on the sale of equity securities. There was no such gain in the current year periods. The decrease for the six months ended March 31, 2001, as compared to the same period in the prior year, was partially offset by increased investment earnings on higher cash and cash equivalents balances during the current year period, as compared to the same period in the prior year. Interest income in the third and fourth quarters of the current fiscal year will be less than that of the first and second quarters of the current fiscal year due to the Company's increase in ownership of Kaupulehu Developments in April 2001 (see footnote 7, "Subsequent Event," of the Notes to the Condensed Consolidated Financial Statements for more discussion of this transaction) and lower interest rates.

Sale of Development Rights and Minority Interest in Earnings
------------------------------------------------------------

      In January 2000, Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, exercised a portion of the option granted by Kaupulehu Developments, a 50.1%-owned general partnership, for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. As a result, the Company recognized $3,243,000 of pre-tax earnings, net of minority interests, in the three and six months ended March 31, 2000. There were no property sales in the three and six months ended March 31, 2001.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses increased $378,000 (23%) for the six months ended March 31, 2001, as compared to the same period in the prior year, due primarily to higher personnel costs.

Depletion, Depreciation and Amortization
----------------------------------------

      Depletion, depreciation and amortization increased $145,000 (17%) and $370,000 (24%) for the three and six months ended March 31, 2001, respectively, as compared to the same periods in the prior year. The increases are due to $175,000 of depletion to fully deplete costs incurred for an unsuccessful well in Alabama, an increase in the depletion rate as a result of higher capital expenditures and the fact that a significant amount of the Company's recent capital expenditures have been to produce proved reserves and therefore did not result in reserve additions. The increases were partially offset by decreases in depletion due to lower production in the current year periods, as compared to the same periods in the prior year.

Foreign Exchange Losses
-----------------------

      The Company conducts foreign operations in Canada. Consequently, the Company is subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. During the three and six months ended March 31, 2000, the Company realized foreign currency transaction losses of $206,000. There were no significant foreign currency transaction gains or losses in the three and six months ended March 31, 2001. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Interest Expense
----------------

      Interest expense decreased $58,000 (29%) and $121,000 (30%) for the three and six months ended March 31, 2001, respectively, as compared to the same periods in the prior year, principally due to lower average loan balances.


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


Date:   May 7, 2001