Form 10QSB
period 2001-06-30
BARNWELL INDUSTRIES INC
filed 2001-08-13
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



     X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---     Exchange Act of 1934



            For the quarterly period ended June 30, 2001


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


As of August 6, 2001 there were 1,310,952 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes         No    X
                                                     -----      -----

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION:


Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2001 and September 30, 2000 (Unaudited)

         Consolidated Statements of Operations -
         three and nine months ended June 30, 2001 and 2000 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - nine months ended June 30, 2001 and 2000 (Unaudited)

         Consolidated Statements of Stockholders'
         Equity and Comprehensive Income -
         three months ended June 30, 2001 and 2000 (Unaudited)

         Consolidated Statements of Stockholders'
         Equity and Comprehensive Income -
         nine months ended June 30, 2001 and 2000 (Unaudited)

         Notes to Condensed Consolidated
         Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis or
         Plan of Operation

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

Item 1.  Financial Statements

                   BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                   ------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                          (Unaudited, see Note A below)

ASSETS                                                June 30,     September 30,
------                                                  2001           2000
                                                    ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents                        $  5,595,000   $  5,701,000
   Accounts receivable, net                            2,102,000      2,018,000
   Note receivable                                     1,481,000          -
   Other current assets                                1,246,000      1,402,000
                                                    ------------   ------------
     TOTAL CURRENT ASSETS                             10,424,000      9,121,000

INVESTMENT IN LAND                                     8,388,000      3,975,000

OTHER ASSETS                                             231,000        216,000

NET PROPERTY AND EQUIPMENT                            25,890,000     25,348,000
                                                    ------------   ------------

     TOTAL ASSETS                                   $ 44,933,000   $ 38,660,000
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                 $  1,947,000   $  1,821,000
   Accrued expenses                                    3,864,000      3,383,000
   Notes payable                                       2,209,000          -
   Income taxes payable                                2,828,000        650,000
   Payable to joint interest owners and other          1,043,000      1,133,000
   Current portion, long-term debt                       400,000        400,000
                                                    ------------   ------------
     TOTAL CURRENT LIABILITIES                        12,291,000      7,387,000
                                                    ------------   ------------

LONG-TERM DEBT                                         8,821,000      9,133,000
                                                    ------------   ------------

DEFERRED INCOME TAXES                                  7,171,000      7,206,000
                                                    ------------   ------------

MINORITY INTEREST                                      1,016,000      2,260,000
                                                    ------------   ------------

STOCKHOLDERS' EQUITY:
   Common stock, par value $.50 per share:
     Authorized, 4,000,000 shares
     Issued, 1,642,797 shares                            821,000        821,000
   Additional paid-in capital                          3,103,000      3,103,000
   Retained earnings                                  19,881,000     16,680,000
   Accumulated other comprehensive loss -
     foreign currency translation adjustments         (3,289,000)    (3,048,000)
   Treasury stock, at cost, 331,845 shares            (4,882,000)    (4,882,000)
                                                    ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY                       15,634,000     12,674,000
                                                    ------------   ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 44,933,000   $ 38,660,000
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

            See Notes to Condensed Consolidated Financial Statements


                                  BARNWELL INDUSTRIES, INC.
                                  -------------------------
                                       AND SUBSIDIARIES
                                       ----------------
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                             -------------------------------------
                                          (Unaudited)


                                           Three months ended           Nine months ended
                                                June 30,                     June 30,
                                        -------------------------   -------------------------
                                           2001          2000           2001         2000
                                           ----          ----           ----         ----
Revenues:
  Oil and natural gas                   $ 4,640,000   $ 4,110,000   $16,580,000   $10,770,000
  Contract drilling                       1,000,000       850,000     2,640,000     2,700,000
  Gas processing and other                  180,000       260,000       710,000       930,000
  Sale of development rights, net             -             -             -         6,540,000
                                        -----------   -----------   -----------   -----------

                                          5,820,000     5,220,000    19,930,000    20,940,000
                                        -----------   -----------   -----------   -----------
Costs and expenses:
  Oil and natural gas operating           1,023,000       733,000     2,671,000     2,313,000
  Contract drilling operating               913,000       679,000     2,248,000     2,122,000
  General and administrative              1,000,000       848,000     3,020,000     2,490,000
  Depreciation, depletion
    and amortization                        857,000     1,098,000     2,798,000     2,669,000
  Interest                                   63,000       170,000       348,000       576,000
  Minority interest in earnings               1,000         6,000         8,000     3,303,000
  Foreign exchange losses                     -             -             -           206,000
                                        -----------   -----------   -----------   -----------

                                          3,857,000     3,534,000    11,093,000    13,679,000
                                        -----------   -----------   -----------   -----------

Earnings before income taxes              1,963,000     1,686,000     8,837,000     7,261,000

Provision for income taxes                1,223,000       966,000     5,177,000     3,331,000
                                        -----------   -----------   -----------   -----------

NET EARNINGS                            $   740,000   $   720,000   $ 3,660,000   $ 3,930,000
                                        ===========   ===========   ===========   ===========

BASIC EARNINGS PER COMMON SHARE         $      0.56   $      0.55   $      2.79   $      2.98
                                        ===========   ===========   ===========   ===========
DILUTED EARNINGS PER COMMON SHARE       $      0.55   $      0.53   $      2.68   $      2.88
                                        ===========   ===========   ===========   ===========

                  See Notes to Condensed Consolidated Financial Statements



                         BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         ------------------------------------------
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -----------------------------------------------
                                       (Unaudited)
                                                                  Nine months ended
                                                                       June 30,
                                                              --------------------------
                                                                 2001            2000
                                                              -----------    -----------
Cash Flows from Operating Activities:
   Net earnings                                               $ 3,660,000    $ 3,930,000
   Adjustments to reconcile net earnings to
    net cash provided by operating activities:
     Depreciation, depletion, and amortization                  2,798,000      2,669,000
     Deferred income taxes                                         30,000        585,000
     Minority interest in earnings                                  8,000      3,303,000
     Foreign exchange losses                                        -            206,000
     Gain on sale of equity securities                              -           (238,000)
     Earnings on sale of development rights, net                    -         (6,540,000)
                                                              -----------     ----------
                                                                6,496,000      3,915,000
     Increase from changes
       in current assets and liabilities                        2,757,000      2,159,000
                                                              -----------    -----------
         Net cash provided by operating activities              9,253,000      6,074,000
                                                              -----------    -----------

Cash Flows from Investing Activities:
   Capital expenditures - oil and natural gas                  (3,423,000)    (3,411,000)
   Investment in Cambridge Hawaii Limited Partnership          (2,791,000)         -
   Additions to investment in land                               (665,000)      (520,000)
   Cash advanced in exchange for note receivable               (1,481,000)         -
   Capital expenditures - other                                  (124,000)      (514,000)
   (Increase) decrease in other assets                            (13,000)         4,000
   Proceeds from sale of oil and natural gas properties             -             46,000
   Proceeds from sale of marketable securities                      -            380,000
   Proceeds from sale of development rights, net                    -          6,540,000
                                                              -----------    -----------
      Net cash (used in) provided by investing activities      (8,497,000)     2,525,000
                                                              -----------    -----------

Cash Flows from Financing Activities:
   Payments of dividends                                         (459,000)         -
   Repayments of long-term debt                                  (300,000)    (3,666,000)
   Distribution to minority interest partner                        -           (873,000)
   Purchases of common stock for treasury                           -            (93,000)
   Long-term debt borrowings                                        -             50,000
                                                              -----------    -----------
      Net cash used in financing activities                      (759,000)    (4,582,000)
                                                              -----------    -----------
Effect of exchange rate
  changes on cash and cash equivalents                           (103,000)       (14,000)
                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents             (106,000)     4,003,000
Cash and cash equivalents at beginning of period                5,701,000      2,577,000
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $ 5,595,000    $ 6,580,000
                                                              ===========    ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
     Interest (net of amounts capitalized)                    $   349,000    $   611,000
                                                              ===========    ===========
     Income taxes                                             $ 2,975,000    $ 1,746,000
                                                              ===========    ===========

Supplemental Schedule of Noncash Investing and Financing Activities:
   The Company purchased 55.2% of Cambridge Hawaii Limited Partnership for $5,000,000.
   $2,791,000 was paid upon closing, and the remaining balance of $2,209,000 was financed by non-interest bearing notes payable.

                 See Notes to Condensed Consolidated Financial Statements



                                           BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                                           ------------------------------------------
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                         ------------------------------------------------------------------------
                                            Three months ended June 30, 2001 and 2000
                                                           (Unaudited)

                                                                                     Accumulated
                                            Additional                                  Other                         Total
                                   Common    Paid-In    Comprehensive   Retained    Comprehensive    Treasury     Stockholders'
                                   Stock     Capital        Income      Earnings         Loss          Stock         Equity
                                  --------  ----------  -------------  -----------  -------------  -------------  -------------
Balances at March 31, 2000        $821,000  $3,103,000                 $15,011,000  $  (2,763,000) $  (4,789,000) $  11,383,000

Purchase of 6,000
  common shares for treasury                                                                             (93,000)       (93,000)

Comprehensive income:
  Net earnings                                          $     720,000      720,000                                      720,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
      translation adjustments                                (279,000)                   (279,000)                     (279,000)
                                                        -------------
Total comprehensive income                              $     441,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at June 30, 2000         $821,000  $3,103,000                 $15,731,000  $  (3,042,000) $  (4,882,000) $  11,731,000
                                  ========  ==========                 ===========  =============  =============  =============


Balances at March 31, 2001        $821,000  $3,103,000                 $19,141,000  $  (3,818,000) $  (4,882,000) $  14,365,000

Comprehensive income:
  Net earnings                                          $     740,000      740,000                                      740,000
  Other comprehensive income,
    net of income taxes -
    foreign currency
      translation adjustments                                 529,000                     529,000                       529,000
                                                        -------------
Total comprehensive income                              $   1,269,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at June 30, 2001         $821,000  $3,103,000                 $19,881,000  $  (3,289,000) $  (4,882,000) $  15,634,000
                                  ========  ==========                 ===========  =============  =============  =============

                                    See Notes to Condensed Consolidated Financial Statements


                                           BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                                           ------------------------------------------
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                         ------------------------------------------------------------------------
                                            Nine months ended June 30, 2001 and 2000
                                                           (Unaudited)

                                                                                     Accumulated
                                            Additional                                  Other                         Total
                                   Common    Paid-In    Comprehensive   Retained    Comprehensive    Treasury     Stockholders'
                                   Stock     Capital        Income      Earnings         Loss          Stock         Equity
                                  --------  ----------  -------------  -----------  -------------  -------------  -------------
Balances at
   September 30, 1999             $821,000  $3,103,000                 $11,801,000  $  (3,130,000) $  (4,789,000) $   7,806,000

Purchase of 6,000
  common shares for treasury                                                                             (93,000)       (93,000)

Comprehensive income:
  Net earnings                                          $   3,930,000    3,930,000                                    3,930,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
      translation adjustments                                (118,000)                   (118,000)                     (118,000)
                                                        -------------
Total comprehensive income                              $   3,812,000
                                                        =============

Foreign exchange
  losses recognized                                                                       206,000                       206,000
                                  --------  ----------                 -----------  -------------  -------------  -------------

Balances at June 30, 2000         $821,000  $3,103,000                 $15,731,000  $  (3,042,000) $  (4,882,000) $  11,731,000
                                  ========  ==========                 ===========  =============  =============  =============


Balances at
   September 30, 2000             $821,000  $3,103,000                 $16,680,000  $  (3,048,000) $  (4,882,000) $  12,674,000

Dividends declared
  ($0.35 per share)                                                       (459,000)                                    (459,000)

Comprehensive income:
  Net earnings                                          $   3,660,000    3,660,000                                    3,660,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
      translation adjustments                                (241,000)                   (241,000)                     (241,000)
                                                        -------------
Total comprehensive income                              $   3,419,000
                                  --------  ----------  =============  -----------  -------------  -------------  -------------

Balances at June 30, 2001         $821,000  $3,103,000                 $19,881,000  $  (3,289,000) $  (4,882,000) $  15,634,000
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


1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of June 30, 2001, the Consolidated Statements of Operations for the three and nine months ended June 30, 2001 and 2000, the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2001 and 2000, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three and nine months ended June 30, 2001 and 2000 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 2000 has been derived from audited financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2000 annual report to stockholders. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

2.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The SFAS No. 140 provision regarding transfers and servicing of financial assets and extinguishments of liabilities did not have a material effect on the Company's financial condition, results of operations or liquidity. Management does not expect adoption of the remaining provisions of SFAS No. 140 will have a material effect on the Company's financial condition, results of operations or liquidity.

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business. SFAS No. 142 also addresses, regardless of how acquired, the subsequent accounting and measurement of goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company currently has no goodwill or intangible assets. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

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

3.    EARNINGS PER COMMON SHARE
      -------------------------

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding were 1,310,952 for the three and nine months ended June 30, 2001, and 1,316,420 and 1,316,775 for the three and nine months ended June 30, 2000, respectively.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding were 1,399,365 and 1,395,753 for the three and nine months ended June 30, 2001, respectively, and 1,395,465 and 1,390,659 for the three and nine months ended June 30, 2000, respectively.

      Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and nine months ended June 30, 2001 and 2000 are as follows:

                                           Three months ended June 30, 2001
                                      ------------------------------------------
                                      Net Earnings       Shares        Per-Share
                                      (Numerator)     (Denominator)     Amount
                                      ------------    -------------    ---------
Basic earnings per share              $  740,000        1,310,952       $ 0.56
                                                                        ======
Effect of dilutive securities -
   Common stock options                    -               43,413
   Convertible debentures                 23,000           45,000
                                      ----------       ----------
Diluted earnings per share            $  763,000        1,399,365       $ 0.55
                                      ==========       ==========       ======


                                           Three months ended June 30, 2000
                                      ------------------------------------------
                                      Net Earnings       Shares        Per-Share
                                      (Numerator)     (Denominator)     Amount
                                      ------------    -------------    ---------
Basic earnings per share              $  720,000        1,316,420       $ 0.55
                                                                        ======
Effect of dilutive securities -
   Common stock options                    -               14,045
   Convertible debentures                 21,000           65,000
                                      ----------       ----------
Diluted earnings per share            $  741,000        1,395,465       $ 0.53
                                      ==========       ==========       ======

                                           Nine months ended June 30, 2001
                                      ------------------------------------------
                                      Net Earnings       Shares        Per-Share
                                      (Numerator)     (Denominator)     Amount
                                      ------------    -------------    ---------
Basic earnings per share              $3,660,000        1,310,952       $ 2.79
                                                                        ======
Effect of dilutive securities -
   Common stock options                    -               39,801
   Convertible debentures                 78,000           45,000
                                      ----------       ----------
Diluted earnings per share            $3,738,000        1,395,753       $ 2.68
                                      ==========       ==========       ======


                                           Nine months ended June 30, 2000
                                      ------------------------------------------
                                      Net Earnings       Shares        Per-Share
                                      (Numerator)     (Denominator)     Amount
                                      ------------    -------------    ---------
Basic earnings per share              $3,930,000        1,316,775       $ 2.98
                                                                        ======
Effect of dilutive securities -
   Common stock options                    -                8,884
   Convertible debentures                 69,000           65,000
                                      ----------       ----------
Diluted earnings per share            $3,999,000        1,390,659       $ 2.88
                                      ==========       ==========       ======

      Assumed conversion of options to acquire 20,000 shares were excluded from the computation of diluted EPS for the nine months ended June 30, 2001, and options to acquire 50,000 shares were excluded from the computation of diluted EPS for the three and nine months ended June 30, 2000, because its effect would be antidilutive.

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




                                    Three months ended           Nine months ended
                                         June 30,                     June 30,
                                --------------------------   --------------------------
                                   2001           2000          2001           2000
                                -----------    -----------   -----------    -----------
Revenues:
  Oil and natural gas           $ 4,640,000    $ 4,110,000   $16,580,000    $10,770,000
  Contract drilling               1,000,000        850,000     2,640,000      2,700,000
  Land development                     -              -             -         6,540,000
  Other                             110,000        168,000       442,000        685,000
                                -----------    -----------   -----------    -----------
  Total before
    interest income               5,750,000      5,128,000    19,662,000     20,695,000
  Interest income                    70,000         92,000       268,000        245,000
                                -----------    -----------   -----------    -----------
  Total revenues                $ 5,820,000    $ 5,220,000   $19,930,000    $20,940,000
                                ===========    ===========   ===========    ===========

Depreciation, depletion
  and amortization:
  Oil and natural gas           $   778,000    $   994,000   $ 2,552,000    $ 2,303,000
  Contract drilling                  26,000         51,000        89,000        149,000
  Other                              53,000         53,000       157,000        217,000
                                -----------    -----------   -----------    -----------
  Total                         $   857,000    $ 1,098,000   $ 2,798,000    $ 2,669,000
                                ===========    ===========   ===========    ===========

Operating profit (loss)
  (before general and
  administrative expenses):
  Oil and natural gas           $ 2,839,000    $ 2,383,000   $11,357,000    $ 6,154,000
  Contract drilling                  61,000        120,000       303,000        429,000
  Land development                   (1,000)        (6,000)       (8,000)     3,237,000
  Other                              57,000        115,000       285,000        468,000
                                -----------    -----------   -----------    -----------
  Total                           2,956,000      2,612,000    11,937,000     10,288,000

  General and
    administrative expenses      (1,000,000)      (848,000)   (3,020,000)    (2,490,000)
  Interest expense                  (63,000)      (170,000)     (348,000)      (576,000)
  Interest income                    70,000         92,000       268,000        245,000
  Foreign exchange losses              -              -             -          (206,000)
                                -----------    -----------   -----------    -----------
   Earnings before
      income taxes              $ 1,963,000    $ 1,686,000   $ 8,837,000    $ 7,261,000
                                ===========    ===========   ===========    ===========

5.    INCOME TAXES
      ------------

      The components of the provision for income taxes for the three and nine months ended June 30, 2001 and 2000 are as follows:

                           Three months ended            Nine months ended
                                 June 30,                      June 30,
                       --------------------------    --------------------------
                          2001            2000          2001            2000
                       ----------       ---------    ----------      ----------
Current - U.S.         $   25,000       $   3,000    $  135,000      $  270,000
Current - Foreign       1,447,000       1,051,000     5,012,000       2,476,000
                       ----------       ---------    ----------      ----------
Total - Current         1,472,000       1,054,000     5,147,000       2,746,000
                       ----------       ---------    ----------      ----------

Deferred - U.S.           170,000          20,000       170,000         680,000
Deferred - Foreign       (419,000)       (108,000)     (140,000)        (95,000)
                       ----------       ---------    ----------      ----------
Total - Deferred         (249,000)        (88,000)       30,000         585,000
                       ----------       ---------    ----------      ----------
                       $1,223,000       $ 966,000    $5,177,000      $3,331,000
                       ==========       =========    ==========      ==========

      During the three months ended June 30, 2001, the Province of Alberta reduced the province's corporate tax rate from 15.5% to 13.5% effective April 1, 2001. As a result of this reduction, the Company recorded an approximately $300,000 deferred income tax benefit in the three and nine months ended June 30, 2001.

6.    INVESTMENT IN LAND
      ------------------

      On April 12, 2001, Barnwell Kona Corporation ("BKC"), a wholly owned subsidiary of the Company, and Mr. Terry Johnston, a member of the Board of Directors of the Company, concurrently acquired 84.1% of Cambridge Hawaii Limited Partnership ("CHLP"). CHLP is a Hawaii limited partnership whose only significant asset is a 49.9% minority interest in Kaupulehu Developments ("KD"), a Hawaii general partnership. Mr. Johnston previously indirectly owned 14.9% of CHLP and was the president and controlling shareholder of the former general partner of CHLP. BKC is now the sole general partner of CHLP. Barnwell Hawaiian Properties, Inc., a wholly owned subsidiary of the Company, presently owns the 50.1% majority interest in KD.

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

      BKC and Mr. Johnston each paid approximately 54% of their purchase price and the $300,000 referred to above for pre-closing expenses in cash at closing. BKC paid $2,791,000 at closing and signed non-interest bearing promissory notes totaling $2,209,000 due January 31, 2002 for the remaining approximately 46% of its purchase price. The Company loaned Mr. Johnston $1,463,000 for his portion of the cash payment at closing. The Company's loan to Mr. Johnston is non-interest bearing and is due January 31, 2002. Mr. Johnston also signed non-interest bearing promissory notes to the Sellers totaling $1,158,000, due January 31, 2002, for the remaining approximately 46% of his purchase price. Both the cash payment at closing and the loan to Mr. Johnston were funded entirely from the Company's cash flow from operations.

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

      As a result of this transaction, Mr. Johnston owned approximately 43.8% of CHLP and the Company owns approximately 55.2% of CHLP. The Company's newly acquired interest in CHLP, together with the Company's current 50.1% indirect interest in KD held by Barnwell Hawaiian Properties, Inc., results in the Company owning an aggregate indirect interest of 77.6% in KD. The accounts of CHLP are included in the Company's consolidated financial statements from the acquisition date (April 12, 2001) using the purchase method of accounting. The purchase price paid of $5,000,000 was allocated to land, and on a consolidated basis increased the investment in land by $3,748,000 and reduced the minority interest by $1,252,000. Subsequent to April 12, 2001, Mr. Johnston purchased an additional 0.4% of CHLP, bringing his ownership interest in CHLP to 44.2%; the Company loaned Mr. Johnston an additional $18,000 for the 54% cash payment of this purchase.

7.    CONTINGENCY
      -----------

      In October 2000, Kaupulehu Developments filed a motion with the Hawaii State Land Use Commission ("LUC") to establish the procedure initiating the process of the remand of Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of land. In January 2001, the LUC held a hearing to act on the motion and adopted a procedure initiating the remand process as directed by the Supreme Court of the State of Hawaii. In April 2001, the LUC ordered the parties to submit draft findings of fact for the LUC to review. Subsequent hearings have occurred in May, June, July and August, and further hearing and action will be required by the LUC to complete this procedure. Management cannot predict the timing or outcome of the LUC's procedures or findings and, accordingly, there is no assurance that State of Hawaii zoning approval will be forthcoming at any time. If the Company is unable to obtain the LUC's approval of its current petition, and if the Company is subsequently unable to obtain the LUC's approval after making additional efforts with the modifications it believes are necessary to obtain the approval, there could be an impairment of the value of the Company's approximately 1,000 leasehold acres included in the June 30, 2001 consolidated balance sheet under the caption "Investment in Land" at approximately $5,500,000.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations totaled $9,253,000 for the nine months ended June 30, 2001, an increase of $3,179,000 as compared to the same period in the prior year, due to an increase in operating profit generated by the Company's oil and natural gas segment and timing differences in the collection of receivables and payment of income taxes.

      Cash flows used in investing activities totaled $8,497,000 for the nine months ended June 30, 2001, an $11,022,000 change from $2,525,000 in cash flows provided by investing activities in the nine months ended June 30, 2000. Cash flows from investing activities decreased as there were no sales of development rights in the nine months ended June 30, 2001, as compared to $6,540,000 in proceeds from the sale of development rights in the nine months ended June 30, 2000. In January 2000, Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, exercised a portion of the option granted in 1990 by Kaupulehu Developments, a then 50.1%-owned general partnership, for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. $1,300,000 of the proceeds were used to repay Kaupulehu Developments' borrowings from a Hawaii bank, and $873,000 were distributed to Kaupulehu Developments' minority interest partner.

Also contributing to the decrease was a $2,791,000 disbursement of funds for the acquisition of a 55.2% interest in Cambridge Hawaii Limited Partnership, and a $1,481,000 loan to a related party (both discussed in more detail below).

      In December 2000, the Company declared a dividend of $0.15 per share payable January 3, 2001, to stockholders of record December 12, 2000. In March 2001, the Company declared a dividend of $0.20 per share payable March 30, 2001, to stockholders of record March 16, 2001.

      The Royal Bank of Canada has renewed Barnwell's credit facility, increasing the facility by $2,000,000 Canadian dollars to $19,000,000 Canadian dollars (approximately US$12,400,000) and extending the revolving period by one year to April 30, 2002 at LIBOR plus 1%. The Company has also restructured the repayment schedule of the loan under the term period if the Company decides to change the facility from a revolving loan to a term loan. This restructuring reduces the Company's payments in the first two years of the term period with a balloon payment in the last quarter of the third year. If the loan is converted to a term loan, the new term period payments are: first and second years of the term period - 20% (5% per quarter), and the third year of the term period - 60% (5% per quarter for the first three quarters and 45% in the final quarter). Facility repayments in the prior year, coupled with the increase in the facility borrowing base in the current period, has resulted in current available credit under the facility of approximately US$4,000,000 at June 30, 2001.

      The Company invested $847,000, a decrease of 33%, and $3,423,000, essentially unchanged, in oil and natural gas properties for the three and nine months ended June 30, 2001, respectively, as compared to $1,259,000 and $3,411,000 for the three and nine months ended June 30, 2000. During the three months ended June 30, 2001 the Company participated in the recompletion of 5 gross wells (0.48 net wells) in Alberta, Canada; the Company did not participate in drilling any wells during the period. During the nine months ended June 30, 2001, the Company participated in the recompletion of 17 gross wells (1.74 net wells) in Alberta, Canada and participated in the drilling of wells in Alberta, Canada, and Alabama, as follows:

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

      The Company estimates that oil and natural gas capital expenditures will range from $1,200,000 to $1,400,000 in the fourth quarter of fiscal 2001, and will be funded by existing cash balances and/or cash flow from operations.

      On April 12, 2001, Barnwell Kona Corporation ("BKC"), a wholly owned subsidiary of the Company, and Mr. Terry Johnston, a member of the Board of Directors of the Company, concurrently acquired 84.1% of Cambridge Hawaii Limited Partnership ("CHLP"). CHLP is a Hawaii limited partnership whose only significant asset is a 49.9% minority interest in Kaupulehu Developments ("KD"), a Hawaii general partnership. Mr. Johnston previously indirectly owned 14.9% of CHLP and was the president and controlling shareholder of the former general partner of CHLP. BKC is now the sole general partner of CHLP. Barnwell Hawaiian Properties, Inc., a wholly owned subsidiary of the Company, presently owns the 50.1% majority interest in KD.

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

      BKC and Mr. Johnston each paid approximately 54% of their purchase price and the $300,000 referred to above for pre-closing expenses in cash at closing. BKC paid $2,791,000 at closing and signed non-interest bearing promissory notes totaling $2,209,000 due January 31, 2002 for the remaining approximately 46% of its purchase price. The Company loaned Mr. Johnston $1,463,000 for his portion of the cash payment at closing. The Company's loan to Mr. Johnston is non-interest bearing and is due January 31, 2002. Mr. Johnston also signed non-interest bearing promissory notes to the Sellers totaling $1,158,000, due January 31, 2002, for the remaining approximately 46% of his purchase price. Both the cash payment at closing and the loan to Mr. Johnston were funded entirely from the Company's cash flow from operations.

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

      As a result of this transaction, Mr. Johnston owned approximately 43.8% of CHLP and the Company owns approximately 55.2% of CHLP. The Company's newly acquired interest in CHLP, together with the Company's current 50.1% indirect interest in KD held by Barnwell Hawaiian Properties, Inc., results in the Company owning an aggregate indirect interest of 77.6% in KD. The accounts of CHLP are included in the Company's consolidated financial statements from the acquisition date (April 12, 2001) using the purchase method of accounting. The purchase price paid of $5,000,000 was allocated to land, and on a consolidated basis increased the investment in land by $3,748,000 and reduced the minority interest by $1,252,000. Subsequent to April 12, 2001, Mr. Johnston purchased an additional 0.4% of CHLP, bringing his ownership interest in CHLP to 44.2%; the Company loaned Mr. Johnston an additional $18,000 for the 54% cash payment of this purchase.

      In October 2000, Kaupulehu Developments filed a motion with the Hawaii State Land Use Commission ("LUC") to establish the procedure initiating the process of the remand of Kaupulehu Developments' petition for reclassification of approximately 1,000 acres of land. In January 2001, the LUC held a hearing to act on the motion and adopted a procedure initiating the remand process as directed by the Supreme Court of the State of Hawaii. In April 2001, the LUC ordered the parties to submit draft findings of fact for the LUC to review. Subsequent hearings have occurred in May, June, July and August, and further hearing and action will be required by the LUC to complete this procedure. Management cannot predict the timing or outcome of the LUC's procedures or findings and, accordingly, there is no assurance that State of Hawaii zoning approval will be forthcoming at any time. If the Company is unable to obtain the LUC's approval of its current petition, and if the Company is subsequently unable to obtain the LUC's approval after making additional efforts with the modifications it believes are necessary to obtain the approval, there could be an impairment of the value of the Company's approximately 1,000 leasehold acres included in the June 30, 2001 consolidated balance sheet under the caption "Investment in Land" at approximately $5,500,000.

RESULTS OF OPERATIONS
---------------------

Oil and Gas
-----------
                            SELECTED OPERATING STATISTICS
                            -----------------------------
                                     Average Prices
                    ------------------------------------------------
                      Three months ended                Increase
                            June 30,                   (Decrease)
                    -----------------------        -----------------
                      2001            2000            $           %
                    --------        -------        -------      ----
Oil (Bbls)*         $  24.60        $ 25.89        $ (1.29)      (5%)
Liquids (Bbls)*     $  21.36        $ 17.04        $  4.32       25%
Gas (MCF)**         $   3.82        $  2.55        $  1.27       50%

                       Nine months ended
                            June 30,                    Increase
                    -----------------------        -----------------
                      2001           2000             $           %
                    --------        -------        -------      ----
Oil (Bbls)*         $  26.00        $ 25.07        $  0.93        4%
Liquids (Bbls)*     $  24.21        $ 15.94        $  8.27       52%
Gas (MCF)**         $   4.69        $  2.15        $  2.54      118%

                                    Net Sales Volumes
                    ------------------------------------------------
                      Three months ended
                            June 30,                    Decrease
                    -----------------------        -----------------
                      2001           2000            Units        %
                    --------        -------        --------     ----
Oil (Bbls)*           40,000         47,000          (7,000)    (15%)
Liquids (Bbls)*       25,000         26,000          (1,000)     (4%)
Gas (MCF)**          808,000        917,000        (109,000)    (12%)

                       Nine months ended
                            June 30,                    Decrease
                    -----------------------        -----------------
                       2001          2000            Units        %
                    ---------     ---------        --------     ----
Oil (Bbls)*           136,000       143,000          (7,000)     (5%)
Liquids (Bbls)*        75,000        81,000          (6,000)     (7%)
Gas (MCF)**         2,379,000     2,615,000        (236,000)     (9%)

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

      Oil and natural gas revenues increased $530,000 (13%) for the three months ended June 30, 2001, as compared to the same period in the prior year, due to 50% and 25% increases in natural gas and natural gas liquids prices, respectively. The increase was partially offset by 12% and 15% decreases in natural gas and oil production, respectively. The decrease in natural gas production was due to an increase in royalties, due to higher prices, and an approximately one week shutdown at Dunvegan, the Company's principal producing natural gas property, for scheduled maintenance in the three months ended June 30, 2001 (as compared to virtually no shutdown in the same period last year). The remaining decrease in natural gas production and the decrease in oil production were attributable to declines in production from the Company's older properties.

      Oil and natural gas revenues increased $5,810,000 (54%) for the nine months ended June 30, 2001, as compared to the same period in the prior year, due primarily to 118% and 52% increases in natural gas and natural gas liquids prices, respectively. The increase was partially offset by a 9% decrease in natural gas production due to an increase in royalties, due to higher prices, and a decline in production from the Company's older natural gas properties including Dunvegan, the Company's principal producing property.

      Natural gas prices received by the Company have decreased significantly, 34%, from the quarter ended March 31, 2001 to the quarter ended June 30, 2001. This decline in natural gas prices has continued into the Company's fourth quarter with the average price received by the Company in July currently estimated to be from 25% to 35% below the third quarter.

      Oil and natural gas operating expenses increased $290,000 (40%) and $358,000 (15%) for the three and nine months ended June 30, 2001, as compared to the same periods in the prior year, due to general inflationary pressures on oil patch costs such as electricity, contract labor, property taxes, operators overhead, and gathering and processing fees, resulting from the higher product prices.

Contract Drilling
-----------------

      Contract drilling revenues and operating expenses increased $150,000 (18%) and $234,000 (34%), respectively, for the three months ended June 30, 2001, due to an increase in pump installation activity in the current year period partially offset by a decrease in well drilling activity, as compared to the same period in the prior year. Contract drilling operating profit before depreciation decreased $84,000 from $171,000 to $87,000 for the three months ended June 30, 2001, as compared to the same period in the prior year, as pump installation jobs typically generate lower margins than well drilling jobs.

Gas Processing and Other
------------------------

      Gas processing and other income decreased $80,000 (31%) for the three months ended June 30, 2001, as compared to the same period in the prior year, due to a decrease in gas processing revenues from Dunvegan and lower interest rates earned on lower cash balances.

      Gas processing and other income decreased $220,000 (24%) for the nine months ended June 30, 2001, as compared to the same period in the prior year, as the prior year period included a $238,000 gain on the sale of equity securities. There was no such gain in the current year period.

Sale of Development Rights and Minority Interest in Earnings
------------------------------------------------------------

      In January 2000, Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, exercised a portion of the option granted by Kaupulehu Developments, a then 50.1%-owned general partnership, for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. As a result, the Company recognized $3,243,000 of pre-tax earnings, net of minority interests, in the nine months ended June 30, 2000. There were no sales of development rights in the three and nine months ended June 30, 2001.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses increased $152,000 (18%) and $530,000 (21%) for the three and nine months ended June 30, 2001, as compared to the same periods in the prior year, due primarily to higher personnel costs and stock appreciation right costs.

Depletion, Depreciation and Amortization
----------------------------------------

      Depletion, depreciation and amortization decreased $241,000 (22%) for the three months ended June 30, 2001, as compared to the same period in the prior year, as the prior year period included $170,000 of depletion to fully deplete costs incurred for an unsuccessful well in Alabama; there was no such depletion in the current year period. The remaining decrease was due to 12% and 15% decreases in natural gas and oil production, as compared to the same period in the prior year. The decrease was partially offset by an increase in the depletion rate as a significant amount of the Company's recent capital expenditures have been to produce proved reserves and therefore did not result in reserve additions.

Foreign Exchange Losses
-----------------------

      The Company conducts foreign operations in Canada. Consequently, the Company is subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. During the nine months ended June 30, 2000, the Company realized foreign currency transaction losses of $206,000. There were no significant foreign currency transaction gains or losses in the three and nine months ended June 30, 2001. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Interest Expense
----------------

      Interest expense decreased $107,000 (63%) and $228,000 (40%) for the three and nine months ended June 30, 2001, respectively, as compared to the same periods in the prior year. These decreases were due to an increase in capitalized interest of $62,000 for the three months and $76,000 for the nine months ended June 30, 2001 resulting from the Company's increased investment in land in April 2001, and lower average loan balances and lower average interest rates.

Income Taxes
------------

      During the three months ended June 30, 2001, the Province of Alberta reduced the province's corporate tax rate from 15.5% to 13.5% effective April 1, 2001. As a result of this reduction, the Company recorded an approximately $300,000 deferred income tax benefit in the three and nine months ended June 30, 2001.

PART II.    OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K

      One Form 8-K was filed during the three months ended June 30, 2001. On April 25, 2001 Company filed a Form 8-K to report its April 12, 2001 acquisition of a 55.2% interest in Cambridge Hawaii Limited Partnership.

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

Date:   August 10, 2001