Form 10KSB
period 2001-09-30
BARNWELL INDUSTRIES INC
filed 2001-12-18
CIK 10048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


     X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    ---     SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended September 30, 2001


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended September 30, 2001: $24,090,000

The aggregate market value of the voting stock held by non-affiliates (632,197 shares) of the Registrant on December 14, 2001, based on the closing price of $20.25 on that date on the American Stock Exchange, was $12,802,000.

As of December 14, 2001 there were 1,314,510 shares of common stock, par value $.50, outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------


    1. Proxy statement to be forwarded to shareholders on or about January 17, 2002 is incorporated by reference in Part III hereof.

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

      The Company's oil and natural gas operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of the Organization of Petroleum Exporting Countries ("OPEC") or other developments involving or affecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the government of the United States in anticipation of or in response to such developments. Domestic and international economic conditions, such as recessionary trends, inflation, interest costs, monetary exchange rates and labor costs, as well as changes in the availability and market prices of crude oil, natural gas and petroleum products, may also have a significant effect on the Company's oil and natural gas operations. While the Company maintains reserves for anticipated liabilities and carries various levels of insurance, the Company could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect the Company in several of its operations. The Company's oil and gas operations are also affected by political developments and laws and regulations, particularly in the United States and Canada, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers' health and safety. Costs of compliance with environmental laws are ingrained in the Company's expenses and not distinguished from other costs and expenses.

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

Item 1.  Description of Business
         -----------------------
      (a)  General Development of Business
           -------------------------------

      Barnwell was incorporated in 1956. During its last three fiscal years, the Company was engaged in 1) oil and natural gas exploration, development, production and sales primarily in Canada (oil and natural gas segment), 2) investment in leasehold land in Hawaii (land investment segment), and 3) water and exploratory well drilling, contract labor servicing for geothermal well drilling and workovers, and water pumping system installation and repair in Hawaii (contract drilling segment).

      The Company's oil and natural gas activities comprise its largest business segment. Approximately 82% of the Company's revenues for the fiscal year ended September 30, 2001 were attributable to its oil and natural gas activities. The Company's contract drilling activities accounted for 14% of the Company's revenues in fiscal 2001, with natural gas processing and other revenues comprising the remaining 4% of fiscal 2001 revenues. There were no revenues from land investment activities in fiscal 2001. Approximately 78% of the Company's capital expenditures for the fiscal year ended September 30, 2001, were attributable to oil and natural gas activities, 17% to land investment and 5% to contract drilling and other activities.

      (i) Oil and Natural Gas Activities.
          -------------------------------

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

      (iii) Land Investment.
            ----------------

      The Company owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership. Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development by an affiliate of Kajima Corporation of Japan of the Four Seasons Resort Hualalai at Historic Ka'upulehu, the Hualalai Golf Club, a second golf course (currently under construction), and single and multiple family residential units on leasehold land acquired from Kaupulehu Developments in the North Kona District of the Island of Hawaii. Between 1996 and 2001 Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of residential single and multi-family housing, a golf course and a limited commercial area on 770 leasehold acres located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu. Kaupulehu Developments currently owns the leasehold rights in these 770 acres and leasehold rights in approximately 1,100 acres of land zoned conservation, located adjacent to and contiguous with the 770 acres, and development rights in approximately 134 acres of residentially zoned leasehold land adjacent to and interspersed within the Hualalai Golf Club golf course and the second golf course currently under construction. The development rights for the 134 acres of residentially zoned leasehold land are under option to the owner of the Four Seasons Resort Hualalai at Historic Ka'upulehu.

      (b)  Financial Information about Industry Segments
           ---------------------------------------------

      Revenues of each industry segment for the fiscal years ended September 30, 2001, 2000 and 1999 are summarized as follows (all revenues were from unaffiliated customers with no intersegment sales or transfers):

                               2001                  2000                  1999
                        -----------------     -----------------     -----------------
Oil and natural gas     $19,870,000   82%     $15,270,000   57%     $10,130,000   67%
Contract drilling         3,290,000   14%       3,520,000   13%       4,230,000   28%
Land investment               -        -        6,540,000   25%           -        -
Other                       601,000    3%         891,000    4%         668,000    4%
                        -----------  ----     -----------  ----     -----------  ----
Revenues from
  segments               23,761,000   99%      26,221,000   99%      15,028,000   99%
Interest income             329,000    1%         349,000    1%         132,000    1%
                        -----------  ----     -----------  ----     -----------  ----
  Total revenues        $24,090,000  100%     $26,570,000  100%     $15,160,000  100%
                        ===========  ====     ===========  ====     ===========  ====

      For further discussion see Note 10 (SEGMENT AND GEOGRAPHIC INFORMATION) and Note 12 (CONCENTRATIONS OF CREDIT RISK) of "Notes to Consolidated Financial Statements" in Item 7.

      (c)  Narrative Description of Business
           ---------------------------------

      See the table above in Item 1(b) detailing revenue of each industry segment and description of each industry segment of the Company's business under
Item 2.

      As of September 30, 2001, Barnwell employed 47 employees, 46 of which are on a full-time basis. 21 are employed in contract drilling activities, 15 are employed in oil and natural gas activities, and 11 are members of the corporate and administrative staff.

      For further discussion see "Governmental Regulation" and "Competition" sections in Item 2 hereof.

      (d)  Financial Information  about  Foreign  and  Domestic  Operations and
           --------------------------------------------------------------------
           Export Sales
           ------------



      Revenues and long-lived assets by geographic area for the three years ended and as of September 30, 2001, 2000 and 1999 are set forth in Note 10 (SEGMENT AND GEOGRAPHIC INFORMATION) of "Notes to Consolidated Financial Statements" in Item 7.


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

      Barnwell participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest. The Company also evaluates proposals by third parties for participation in other exploratory and developmental opportunities. All exploratory and developmental operations are overseen by Barnwell's Calgary, Alberta staff along with independent consultants as necessary. In fiscal 2001, Barnwell participated in exploratory and developmental operations in the Canadian Provinces of Alberta and British Columbia, although Barnwell does not limit its consideration of exploratory and developmental operations to these areas.

      Barnwell's producing natural gas properties are located principally in Alberta. A small number of producing properties are located in British Columbia and Saskatchewan. The Province of Alberta determines its royalty share of natural gas by using a reference price that averages all natural gas sales in Alberta. Royalty rates are calculated on a sliding scale basis, increasing as prices increase. Additionally, Barnwell pays gross overriding royalties on a portion of its natural gas sales to other parties.

      In fiscal 2001, the weighted average rate of royalties paid on natural gas from the Dunvegan Unit, Barnwell's principal oil and natural gas property, before the Alberta Royalty Tax Credit, was approximately 36%. The weighted average rate of royalties paid on all of the Company's natural gas was approximately 30% in fiscal 2001, versus approximately 15% in fiscal 2000. The increase in the weighted average royalty rate was primarily due to higher average annual gas prices in fiscal 2001, as compared to fiscal 2000.

      In fiscal 2001, virtually all of Barnwell's oil production was from properties located in Alberta. A small number of producing properties are located in North Dakota. The Province of Alberta determines its royalty share of oil by using a reference price that averages all oil sales in Alberta. Royalty rates are calculated on a sliding scale basis, increasing as prices increase. Additionally, Barnwell pays gross overriding royalties and leasehold royalties on a portion of its oil sales to other parties. In fiscal 2001 and 2000, the weighted average royalty rate paid on oil was approximately 27%.

      Prices of natural gas are typically higher in the winter than at other times due to demand for heating. Prices of oil are also subject to seasonal fluctuations, but to a lesser degree. Unit sales of oil and natural gas are based on the quantity produced from the properties by the operator based on sound petroleum practices and applicable rules and regulations. During periods of low demand for natural gas the operator of the Dunvegan property can and may re-inject natural gas into storage facilities for delivery at a future date.

Well Drilling Activities
------------------------

      During fiscal 2001, the Company participated in the drilling of 26 development wells and 4 exploratory wells, of which, in the Company's view, 23 are capable of production. The Company also participated in the recompletion of 24 wells. The most significant drilling and recompletion operations took place in the Dunvegan area; see the paragraph below. Additionally, the Company participated in drilling 6 gross, 0.65 net, new development wells at
Manyberries, and 4 gross, 0.42 net, new development wells at Chauvin. These three areas are all in Alberta.

      The Dunvegan Unit, which is the Company's principal oil and natural gas property and is located in Alberta, Canada, has 113 natural gas wells producing from over 200 well zones. The Company holds an 8.9% interest in the Dunvegan Unit. In fiscal 2001, the Company spent approximately $513,000 to further develop the property through drilling and recompletions and $183,000 on production equipment. Specifically, the Company participated in the drilling of 7 natural gas wells and the recompletion of 12 natural gas wells. The results of the 2001 program were positive with the majority of the recompletions contributing to natural gas production.

      The following table sets forth more detailed information with respect to the number of exploratory ("Exp.") and development ("Dev.") wells drilled for the fiscal years ended September 30, 2001, 2000 and 1999 in which the Company participated:

                                           Total
           Productive    Productive     Productive
            Oil Wells     Gas Wells        Wells       Dry Holes    Total Wells
           -----------   -----------    -----------   -----------   ------------
           Exp.   Dev.   Exp.   Dev.    Exp.   Dev.   Exp.   Dev.   Exp.    Dev.
           ----   ----   ----   ----    ----   ----   ----   ----   ----    ----
2001
Gross*      -    11.00   1.00  11.00    1.00  22.00   3.00   4.00   4.00   26.00
Net*        -     1.50   0.20   1.50    0.20   3.00   1.20   1.40   1.40    4.40

2000
Gross*     1.00  16.00   5.00  12.00    6.00  28.00   2.00   4.00   8.00   32.00
Net*       0.50   1.60   1.30   2.20    1.80   3.80   0.80   1.30   2.60    5.10

1999
Gross*      -     3.00   2.00   8.00    2.00  11.00    -     2.00   2.00   13.00
Net*        -     0.25   0.35   0.62    0.35   0.87    -     0.14   0.35    1.01

------------------------------------
* The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but 0.50 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Oil and Natural Gas Production
------------------------------

      The following table summarizes (a) Barnwell's net production for the last three fiscal years, based on sales of crude oil, natural gas, condensate and other natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties and the Alberta Royalty Tax Credit; production reported in prior years has been restated to include units attributable to the Alberta Royalty Tax Credit. Barnwell's net production in fiscal 2001, 2000 and 1999 was derived primarily from the Province of Alberta. All dollar amounts in this table are in U.S. dollars.

                                              Year Ended September 30,
                                      ---------------------------------------
                                         2001           2000           1999
                                      ---------      ---------      ---------
Annual net production:
       Natural gas liquids (BBLS)*       98,000        104,000         89,000
       Oil (BBLS)*                      174,000        187,000        211,000
       Natural gas (MCF)*             3,269,000      3,501,000      3,634,000

Annual average sale price
  per unit of production:
       BBL of liquids**                  $22.60         $16.91         $ 9.78
       BBL of oil**                      $25.44         $26.15         $14.08
       MCF of natural gas**              $ 4.02         $ 2.41         $ 1.57

Annual average production cost
  per MCFE produced***                   $ 0.72         $ 0.60         $ 0.63

Annual average depletion cost
  per MCFE produced***                   $ 0.70         $ 0.60         $ 0.48

-----------------------
*     When used in this  report,  "MCF" means 1,000 cubic feet of natural gas at
      14.65 pounds per square inch absolute and 60 degrees F and the term "BBL(S)" means stock tank barrel(s) of oil equivalent to 42 U.S. gallons.
** Calculated on revenues before royalty expense and royalty tax credit divided by gross production.
*** Natural gas liquids, oil and natural gas units were combined by converting barrels of natural gas liquids and oil to an MCF equivalent ("MCFE") on the basis of 1 BBL = 5.8 MCF.

      In fiscal 2001, approximately 66%, 23% and 11% of the Company's oil and natural gas revenues were from the sale of natural gas, the sale of oil and the sale of natural gas liquids, respectively.

      In fiscal 2001, the Company's natural gas production averaged net sales volume after royalties of 8,950 MCF per day, a decrease of 6% from 9,560 MCF per day in fiscal 2000. This decrease was due to higher royalty percentage rates due to higher prices. The Province of Alberta takes its royalty share of production based on commodity prices with the royalty percentage increasing as prices increase; as natural gas prices were significantly higher in fiscal 2001, as compared to fiscal 2000, more reserves were deducted for royalties in fiscal 2001 than in fiscal 2000. Production from newer areas such as Progress and Pembina offset declines in production from the Company's more mature properties. Dunvegan, the Company's principal natural gas property, contributed approximately 42% of the Company's net natural gas production in fiscal 2001.

      In fiscal 2001, oil sales averaged net production of 480 barrels per day, a decrease of 6% from 510 barrels per day in fiscal 2000. The Company's major oil producing properties are the Red Earth, Chauvin and Manyberries areas in Canada. This decrease was due to natural declines in production in the Red Earth area, one of the Company's more mature areas. Oil production declines were partially offset by development drilling at Manyberries and Chauvin.

      In fiscal 2001, natural gas liquid sales averaged net production of 270 barrels per day, a decrease of 4% from 280 barrels per day in fiscal 2000. This decrease was due to higher royalty percentage rates due to higher prices.

      In fiscal 2000, approximately 56%, 32% and 12% of the Company's oil and natural gas revenues were from the sale of natural gas, the sale of oil and the sale of natural gas liquids, respectively.

      In fiscal 2000, the Company's natural gas production averaged net sales volume after royalties of 9,560 MCF per day, a decrease of 4% from 9,960 MCF per day in fiscal 1999. This decrease was due to natural declines in production from some of the Company's mature properties (Hillsdown, Charlotte Lake, Thornbury, and Pouce Coupe) and higher royalty percentage rates due to higher prices in fiscal 2000, as compared to fiscal 1999. Dunvegan contributed approximately 51% of the Company's net natural gas production in fiscal 2000.

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

      The following table sets forth the gross and net number of productive wells Barnwell has an interest in as of September 30, 2001.

Productive Wells
----------------

                                  Productive Wells*
                              ------------------------
                                Gross**        Net**
                              ---------    -----------
Location                      Oil   Gas    Oil    Gas
-------------------           ---   ---    ----   ----
Canada
------
  Alberta                     163   431    25.0   42.0
  Saskatchewan                  2    14     0.2    2.4
  British Columbia              -     1     -      0.5
                              ---   ---    ----   ----
Total                         165   446    25.2   44.9
                              ===   ===    ====   ====

--------------------------------
* Seventy-two gross natural gas wells have dual or multiple completions and six gross oil wells have dual completions.
**    Please see note (2) on the following table.


Developed Acreage and Undeveloped Acreage
-----------------------------------------

      The following table sets forth certain information with respect to oil and natural gas properties of Barnwell as of September 30, 2001:

                                                                     Developed and
                            Developed           Undeveloped           Undeveloped
                            Acreage(1)           Acreage(1)            Acreage(1)
                        -----------------    -----------------    ------------------
Location                Gross(2)   Net(2)    Gross(2)   Net(2)    Gross(2)    Net(2)
-------------------     -------    ------    -------    ------    --------    ------
Canada
------
  Alberta               248,153    30,336    134,349    28,079     382,502    58,415
  British Columbia        1,353       455      4,804     1,753       6,157     2,208
  Saskatchewan            3,696       543        200        11       3,896       554
U.S.
----
  North Dakota            1,520       264     20,297     8,799      21,817     9,063
                        -------    ------    -------    ------    --------    ------
Total                   254,722    31,598    159,650    38,642     414,372    70,240
                        =======    ======    =======    ======    ========    ======

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

      Barnwell's leasehold interests in its undeveloped acreage, if not developed, expire over the next five fiscal years as follows: 19% expire during fiscal 2002; 21% expire during fiscal 2003; 9% expire during fiscal 2004; 11% expire during fiscal 2005 and 40% expire during fiscal 2006. There can be no assurance that the Company will be successful in renewing its leasehold interests in the event of expiration.

      Barnwell's undeveloped acreage includes major concentrations in Alberta, at Thornbury (5,964 net acres), Red Earth (2,744 net acres) and Gere (2,107 net acres).

Reserves
--------

      The amounts set forth in the table below, prepared by Paddock Lindstrom & Associates Ltd., Barnwell's independent reservoir engineering consultants, summarize the estimated net quantities of proved developed producing reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of September 30, 2001, 2000 and 1999 on all properties in which Barnwell has an interest. These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any federal authority or agency since October 1, 1980.

Proved Producing Reserves
-------------------------
                                               September 30,
                                  ---------------------------------------
                                     2001          2000          1999
                                  -----------   -----------   -----------
Oil - barrels (BBLS)
   (including condensate and
   natural gas liquids)             1,327,000     1,508,000     1,759,000
Natural gas - thousand
   cubic feet (MCF)                21,847,000    20,594,000    25,908,000

Total Proved Reserves
  (Includes Proved Producing Reserves)
--------------------------------------
                                               September 30,
                                  ---------------------------------------
                                     2001          2000          1999
                                  -----------   -----------   -----------
Oil - barrels (BBLS)
   (including condensate and
   natural gas liquids)             1,536,000     1,781,000     2,138,000
Natural gas - thousand
   cubic feet (MCF)                28,371,000    29,796,000    36,879,000

      As of September 30, 2001, essentially all of Barnwell's proved producing and total proved reserves were located in the Province of Alberta, with minor volumes located in the Provinces of Saskatchewan and British Columbia.

      During fiscal 2001, Barnwell's total net proved reserves, including proved producing reserves, of oil, condensate and natural gas liquids decreased by 245,000 barrels, and total net proved reserves of natural gas decreased by 1,425,000 MCF. The change in oil, condensate and natural gas liquids reserves was the net result of production during the year of 272,000 barrels, the addition of 34,000 barrels from the drilling of productive wells, the addition of 104,000 barrels due to lower royalty rates, and the independent engineer's 111,000 barrel downward revision of the Company's oil reserves. Barnwell's proved natural gas reserves decreased as a net result of production during the year of 3,269,000 MCF, the addition of 1,057,000 MCF from the drilling of productive natural gas wells, the addition of 2,482,000 MCF due to lower royalty rates, and the independent engineer's 1,695,000 MCF downward revision of the Company's natural gas reserves. The increase of reserve units due to lower royalty rates is the result of Alberta's royalties being calculated on a sliding scale basis, with the royalty percentage increasing as prices increase and decreasing as prices decrease. The Province of Alberta takes its royalty share of production based on commodity prices; as all commodity prices were significantly lower at September 30, 2001, as compared to September 30, 2000, significantly less reserves were deducted for royalty volumes at September 30, 2001, as compared to September 30, 2000.

      Barnwell's working interest in the Dunvegan area accounted for approximately 65% and 66% of its total proved natural gas reserves at September 30, 2001 and 2000, respectively, and approximately 45% and 40% of total proved oil and condensate reserves at September 30, 2001 and 2000, respectively.

      The following table sets forth the Company's oil and natural gas reserves at September 30, 2001, by property name, based on information prepared by Paddock Lindstrom & Associates Ltd., Barnwell's independent reservoir engineering consultant. Gross reserves are before the deduction of royalties; net reserves are after the deduction of royalties net of the Alberta Royalty Tax Credit. This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at the date of the projection. Oil, which includes natural gas liquids, is shown in thousands of barrels ("MBBLS") and natural gas is shown in millions of cubic feet ("MMCF").

                 OIL AND NATURAL GAS RESERVES AT SEPTEMBER 30, 2001

                              Total Proved Producing           Total Proved
                            --------------------------- ---------------------------
                             Oil & NGL's       Gas       Oil & NGL's       Gas
                            ------------- ------------- ------------- -------------
                            Gross   Net   Gross   Net   Gross   Net   Gross   Net
Property Name                  (MBBLS)       (MMCF)        (MBBLS)       (MMCF)
                            ------------- ------------- ------------- -------------
Dunvegan                       715    556 17,615 14,351    883    695 22,324 18,535
Red Earth                      491    435      -      -    525    463      -      -
Pouce Coupe                     52     42  1,509  1,193     52     42  1,509  1,193
Thornbury                        -      -  1,135    962      -      -  1,391  1,184
Hillsdown                       28     21    987    795     47     36  1,152    933
Sunnynook                        4      3  1,205    866      4      3  1,205    866
Medicine River                  52     40  1,090    764     62     47  1,199    837
Barrhead                         4      3    393    352      4      3    393    353
Bashaw                           -      -     16     14      -      -     16     14
Belloy                           -      -    233    187      -      -    342    279
Charlotte Lake                  20     17    364    336     20     17    797    726
Chauvin                         62     53     29     22     62     53     29     22
Coyote                           -      -     20     20      -      -     20     20
Drumheller                       1      1    165    129      1      1    165    129
Faith South                      -      -      -      -      -      -  1,011    820
Gilby                            4      3     58     49      4      3     58     49
Heathdale                        -      -     76     68      -      -     76     68
Highvale                         -      -     51     46      -      -     51     46
Hilda                            -      -     19     18      -      -     19     18
Leduc                            6      5     28     22      6      5    232    199
Majeau Lake                      -      -     10      9      -      -     10      9
Malmo                            -      -    100     82      -      -    100     82
Manyberries                     82     68      9      8     82     68      9      8
Mikwan                           -      -     36     33      -      -     36     33
Mitsue                           -      -     28     24      -      -     28     24
Pembina                         39     30    553    450     39     30    553    450
Progress                         7      5    600    412      7      5    600    412
Richdale                         -      -    169    154      -      -    169    154
Romeo/Acadia                     -      -      8      7      -      -      8      7
Staplehurst                     12     11      -      -     20     17      -      -
Tomahawk                         -      -      -      -     14     13    285    227
Wood River                      12     11    244    208     12     11    244    208
Zama                            24     20    150    112     25     21    419    312
Rigel, British Columbia          -      -     26     20      -      -     26     20
Hatton, Saskatchewan             -      -    188    134      -      -    188    134
Webb-Beverley, Saskatchewan      3      3      -      -      3      3      -      -
                            ------ ------ ------ ------ ------ ------ ------ ------
TOTAL                        1,618  1,327 27,114 21,847  1,872  1,536 34,664 28,371
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

                                      Proved Producing      Total Proved
                                          Reserves            Reserves
                                      ----------------      ------------
Year ending September 30,

                   2002                  $ 4,200,000        $ 3,861,000
                   2003                    4,360,000          4,808,000
                   2004                    3,505,000          3,942,000
                   Thereafter             15,775,000         20,854,000
                                         -----------        -----------
                                         $27,840,000        $33,465,000
                                         ===========        ===========
Present value (discounted at 10%)
  at September 30, 2001                  $17,697,000        $21,273,000
                                         ===========        ===========

Marketing of Oil and Natural Gas
--------------------------------

      Barnwell sells substantially all of its oil and condensate production under short-term contracts between itself or the operator of the property and marketers of oil. The price of oil is freely negotiated between the buyers and sellers.

      Natural gas sold by the Company is generally sold under both long-term and short-term contracts with prices indexed to market prices. The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers. In 2001, 2000 and 1999, the Company took virtually all of its oil and natural gas "in kind" where the Company markets the products instead of having the operator of a producing property market the products on the Company's behalf.

      In fiscal 2001, natural gas production from the Dunvegan Unit was responsible for approximately 40% of the Company's natural gas revenues as compared to 49% in fiscal 2000. In fiscal 2001, the Company had four individually significant customers that accounted for 83% of the Company's oil and natural gas revenues. A substantial portion of Barnwell's Dunvegan natural gas production and natural gas production from other properties is sold to aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers. In fiscal 2001, Barnwell continued to increase the volumes of natural gas sold into spot markets, reaching approximately 30% of natural gas volumes, to take advantage of new pipeline access to premium markets and higher prices.

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

      The Province of Alberta has stated that changes in the ARTC will be announced three years in advance. The government of Alberta has considered limiting the ARTC on some basis, as yet undetermined, to entities that invest in oil and natural gas in Alberta. The Company currently does such investing. The ARTC program has been in effect in various forms since 1974 and the Company anticipates that it will be continued in some form for the foreseeable future. In fiscal 2001, the Company's ARTC totaled approximately $326,000. If the ARTC is not continued, it will have an adverse effect on the Company.

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


      CONTRACT DRILLING OPERATIONS
      ----------------------------

      Barnwell owns 100% of Water Resources International, Inc. ("WRI"). WRI drills water and exploratory wells and installs and repairs water pumping systems in Hawaii. WRI owns and operates four Spencer-Harris portable rotary drill rigs ranging in drilling capacity from 3,500 feet to 7,000 feet, and one IDECO H-35 rotary drill/workover rig. Additionally, WRI owns a two acre parcel of real estate in an industrial park 11 miles south of Hilo, Hawaii. WRI also leases a three-quarter of an acre maintenance facility in Honolulu and a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and maintains an inventory of drilling and pump supplies. As of September 30, 2001, WRI employed 21 drilling, pump and administrative employees, none of whom are union members.

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

      The Company's contract drilling subsidiary derived 49%, 70% and 43% of its contract drilling revenues in fiscal 2001, 2000 and 1999, respectively, pursuant to Federal, State of Hawaii and county contracts. At September 30, 2001, the Company had accounts receivable from the State of Hawaii and county entities totaling approximately $303,000. The Company has lien rights on contracts with Federal, State of Hawaii, county and private entities.

      The Company's contract drilling segment currently operates in Hawaii and is not subject to seasonal fluctuations.

Activity
--------

      In fiscal 2001, WRI started seven well drilling contracts and seven pump installation contracts and completed five well drilling contracts and four pump installation contracts. Three of the five completed well contracts were started in the prior year. Sixty-seven percent (67%) of well drilling and pump installation jobs, representing 49% of total contract drilling revenues in fiscal 2001, have been pursuant to government contracts.

      At September 30, 2001, WRI had a backlog of seven well drilling contracts and five pump installation and repair contracts, five and four of which, respectively, were in progress as of September 30, 2001.

      The dollar amount of the Company's backlog of firm well drilling and pump installation and repair contracts at November 30, 2001 and 2000 is as follows:

                                            2001             2000
                                         ----------       ----------
      Well drilling                      $1,400,000       $2,700,000
      Pump installation and repair          300,000          900,000
                                         ----------       ----------
                                         $1,700,000       $3,600,000
                                         ==========       ==========

      All of the contracts in backlog at November 30, 2001 are expected to be completed within fiscal year 2002.

Competition
-----------

      WRI utilizes rotary drill rigs that have the capability of drilling wells faster than cable tool rigs. There are seven other drilling contractors in Hawaii which use cable tool or rotary drill rigs that are capable of drilling wells, and five other Hawaii contractors who are capable of installing and repairing vertical turbine and submersible water pumping systems in Hawaii. At least one drilling contractor utilizes a single top head rotary drilling rig which allows for operation by only two people, enabling his operation to incur significantly less costs than WRI. These contractors compete actively with WRI for government and private contracts. Pricing is the Company's major method of competition; reliability of service is also a significant factor.

      The number of available water well drilling jobs has not changed significantly from the prior year. The Company expects competitive pressures within the industry to remain high as demand for well drilling and pump installation in Hawaii is not expected to increase in fiscal year 2002 and may decrease.


      LAND INVESTMENT OPERATIONS
      --------------------------

      The Company owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership. Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, which opened in 1996, a second golf course (currently under construction), and single and multiple family residential units on land acquired from Kaupulehu Developments by Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

      In fiscal 2000, Kaupulehu Makai Venture exercised a portion of the option granted in 1990 by Kaupulehu Developments for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. The Company recognized revenues of $6,540,000, net of costs associated with the transaction, from the receipt of the option monies.

      The Company did not receive any revenues in fiscal 2001 and 1999 related to its interest in Kaupulehu Developments. Kaupulehu Developments' revenues specifically relate to the sales of leasehold interests and development rights, which have not occurred every year.

      At September 30, 2001, the remaining unexercised portion of the aforementioned option on residential development rights was for approximately 80 acres of residentially zoned leasehold land adjacent to the completed and currently under construction golf courses. Kaupulehu Developments also holds leasehold rights in approximately 2,100 acres of land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu. These approximately 2,100 acres are located between the Queen Kaahumanu Highway and the Pacific Ocean.

Activity
--------

      In October 2001, the State Land Use Commission ("LUC") unanimously approved Kaupulehu Developments' petition for reclassification of approximately 1,009 acres of the aforementioned approximately 2,100 acres of land into the Urban District for resort/residential development. This followed a remand procedure at the LUC which resulted from an order of the Supreme Court of the State of Hawaii. 239 of the approximately 1,009 reclassified acres will be transferred to Kaupulehu Makai Venture under the terms of a November 2001 development rights restructuring agreement, as discussed below. Kaupulehu Developments is proceeding with development of the remaining 770 acres of resort/residential leasehold acreage, of which approximately 186 acres were designated by the LUC as preservation areas with no residential or golf course development. Kaupulehu Developments continues to negotiate a revised development agreement and residential fee purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

      In November 2001, Kaupulehu Developments and Kaupulehu Makai Venture agreed to a restructuring of the aforementioned option on residential development rights. Under the terms of the new agreement, Kaupulehu Developments will transfer its leasehold interest in 239 of its 1,009 acres of resort/residential zoned land to Kaupulehu Makai Venture and the amount of acreage under the option has been increased from 80 acres to 134 acres. If Kaupulehu Makai Venture fully exercises this option, Kaupulehu Developments will receive a total of $25,500,000. This total amount of the remaining option proceeds has remained unchanged while the timing of the option payments have been restructured as follows: two payments of $2,125,000; one due December 31, 2001 and the second due December 31, 2002; eight payments of $2,656,250 due on each December 31 of years 2003 to 2010. If any annual option payment is not exercised, the then remaining development right options will expire. There is no assurance that any portion of the options will be exercised.

      On April 12, 2001, Barnwell Kona Corporation ("BKC"), a wholly owned subsidiary of the Company, and Mr. Terry Johnston, a member of the Board of Directors of the Company, concurrently acquired 84.1% of Cambridge Hawaii Limited Partnership ("CHLP"). CHLP is a Hawaii limited partnership whose only significant asset is a 49.9% minority interest in Kaupulehu Developments, a Hawaii general partnership. Mr. Johnston previously indirectly owned 14.9% of CHLP and was the president and controlling shareholder of the former general partner of CHLP. BKC is now the sole general partner of CHLP. Barnwell Hawaiian Properties, Inc., a wholly owned subsidiary of the Company, presently owns the 50.1% majority interest in Kaupulehu Developments.

      BKC and Mr. Johnston concurrently purchased 55.2% and 28.9% of CHLP, respectively. The interests were purchased from three limited partnerships and several individual investors, each of which held partnership interests in CHLP (the "Sellers"). The Company and Mr. Johnston negotiated the purchase price with the Sellers based on an internal assessment of the value of Kaupulehu Developments' leasehold and development rights. BKC agreed to pay a total of $4,803,000 for 55.2% of CHLP at $87,000 per percent, and Mr. Johnston agreed to pay a total of $2,518,000 for 28.9% of CHLP at $87,000 per percent. BKC and Mr. Johnston also agreed to pay $300,000 ($197,000 and $103,000, respectively) to CHLP for pre-closing expenses related to this transaction.

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

      The Company and Mr. Johnston are jointly and severally liable for the payment of their respective promissory notes for the remaining approximately 46% of the purchase price due to the Sellers on January 31, 2002.

      Mr. Johnston pledged to the Company both his original interest and his newly acquired interest in CHLP as security for both the $1,463,000 loan and the Company's contingent liability for Mr. Johnston's payment to the Sellers due January 31, 2002.

      As a result of this transaction, Mr. Johnston owned approximately 43.8% of CHLP and the Company owns approximately 55.2% of CHLP. The Company's newly acquired interest in CHLP, together with the Company's current 50.1% indirect interest in Kaupulehu Developments held by Barnwell Hawaiian Properties, Inc., results in the Company owning an aggregate indirect interest of 77.6% in Kaupulehu Developments. The accounts of CHLP are included in the Company's consolidated financial statements from the acquisition date (April 12, 2001) using the purchase method of accounting. The purchase price paid of $5,000,000 was allocated to land, and on a consolidated basis increased the investment in land by $3,748,000 and reduced the minority interest by $1,252,000. Subsequent to April 12, 2001, Mr. Johnston purchased an additional 0.4% of CHLP, bringing his ownership interest in CHLP to 44.2%; the Company loaned Mr. Johnston an additional $18,000 for the 54% cash payment of this purchase. The non-interest bearing notes receivable from Mr. Johnston due January 31, 2002 totaled $1,481,000 at September 30, 2001.

      Costs related to the land under development and costs related to development rights under option are capitalized and included in the consolidated balance sheets under the caption, "Investment in Land."

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

      For the past several years, Hawaii's economy has experienced little or no growth and the real estate market has been slow. However, the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments' property is located, has experienced strong demand in recent years. This trend continued through fiscal 2001 and is not expected to decline significantly in the near term, although there can be no assurance this trend will in fact continue.


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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      None.

                                     PART II


Item 5.  Market For Common Equity and Related Stockholder Matters
         --------------------------------------------------------

      The principal market on which the Company's common stock is being traded is the American Stock Exchange. The following tables present the quarterly high and low sales prices, on the American Stock Exchange, for the registrant's common stock during the periods indicated:

Quarter Ended           High     Low    Quarter Ended          High     Low
-------------------    ------   ------  ------------------    ------   ------
December 31, 1999      $12.75   $ 9.75  December 31, 2000     $21.00   $16.88
March 31, 2000          14.75    12.75  March 31, 2001         20.94    17.85
June 30, 2000           15.75    13.38  June 30, 2001          22.20    18.30
September 30, 2000      18.88    14.75  September 30, 2001     20.00    18.50


      As of December 14, 2001, there were 1,314,510 shares of common stock, par value $.50, outstanding. There were approximately 400 holders of the common stock of the registrant as of December 14, 2001.

      In December 2000, the Company declared a dividend of $0.15 per share payable January 3, 2001, to stockholders of record December 12, 2000. In March 2001, the Company declared a dividend of $0.20 per share payable March 30, 2001, to stockholders of record March 16, 2001. In September 2001, the Company declared a dividend of $0.15 per share payable October 17, 2001, to stockholders of record October 2, 2001.

      In the fourth quarter of fiscal 2000, the Company declared and paid a dividend of $0.10 per share.

Item 6.     Management's Discussion and Analysis or Plan of Operation
            ---------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows from operations were $10,158,000 in fiscal 2001, as compared to $8,194,000 in fiscal 2000, an increase of $1,964,000 (24%). The increase was due to an increase in operating profit generated by the Company's oil and natural gas segment in fiscal 2001, due primarily to a 67% increase in natural gas prices. In addition, cash flows from operations in fiscal 2001 increased due to a $1,790,000 increase in income taxes payable at September 30, 2001 from September 30, 2000, as Canadian taxes on natural gas segment profits are due subsequent to year end.

      Cash flows used in investing activities totaled $9,665,000 for fiscal 2001, a $10,468,000 decrease from $803,000 in cash flows provided by investing activities in fiscal 2000. Cash flows from investing activities decreased as there were no sales of development rights in fiscal 2001, as compared to $6,540,000 in proceeds from the sale of development rights in fiscal 2000. Also contributing to the decrease was a $2,791,000 disbursement of funds and a $1,481,000 loan to a related party for the acquisition of interests in Cambridge Hawaii Limited Partnership ("CHLP"), as discussed in more detail below.

      In October 2001, the State Land Use Commission ("LUC") unanimously approved Kaupulehu Developments' petition for reclassification of approximately 1,009 acres of leasehold land into the Urban District for resort/residential development. This followed a remand procedure at the LUC which resulted from an order of the Supreme Court of the State of Hawaii. 239 of the approximately 1,009 reclassified acres will be transferred to Kaupulehu Makai Venture under the terms of a November 2001 development rights restructuring agreement, as discussed below. Kaupulehu Developments is proceeding with development of the remaining 770 acres of resort/residential leasehold acreage, of which approximately 186 acres were designated by the LUC as preservation areas with no residential or golf course development. Kaupulehu Developments continues to negotiate a revised development agreement and residential fee purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

      In November 2001, Kaupulehu Developments and Kaupulehu Makai Venture agreed to a restructuring of the option on residential development rights. Under the terms of the new agreement, Kaupulehu Developments will transfer its leasehold interest in 239 of its 1,009 acres of resort/residential zoned land to Kaupulehu Makai Venture and the amount of acreage under the option has been increased from 80 acres to 134 acres. If Kaupulehu Makai Venture fully exercises this option, Kaupulehu Developments will receive a total of $25,500,000. This total amount of the remaining option proceeds has remained unchanged while the timing of the option payments have been restructured as follows: two payments of $2,125,000; one due December 31, 2001 and the second due December 31, 2002; eight payments of $2,656,250 due on each December 31 of years 2003 to 2010. If any annual option payment is not exercised, the then remaining development right options will expire. There is no assurance that any portion of the options will be exercised.

      On April 12, 2001, Barnwell Kona Corporation ("BKC"), a wholly owned subsidiary of the Company, and Mr. Terry Johnston, a member of the Board of Directors of the Company, concurrently acquired 84.1% of CHLP. CHLP is a Hawaii limited partnership whose only significant asset is a 49.9% minority interest in Kaupulehu Developments, a Hawaii general partnership. Mr. Johnston previously indirectly owned 14.9% of CHLP and was the president and controlling shareholder of the former general partner of CHLP. BKC is now the sole general partner of CHLP. Barnwell Hawaiian Properties, Inc., a wholly owned subsidiary of the Company, presently owns the 50.1% majority interest in Kaupulehu Developments.

      BKC and Mr. Johnston concurrently purchased 55.2% and 28.9% of CHLP, respectively. The interests were purchased from three limited partnerships and several individual investors, each of which held partnership interests in CHLP (the "Sellers"). The Company and Mr. Johnston negotiated the purchase price with the Sellers based on an internal assessment of the value of Kaupulehu Developments' leasehold and development rights. BKC agreed to pay a total of $4,803,000 for 55.2% of CHLP at $87,000 per percent, and Mr. Johnston agreed to pay a total of $2,518,000 for 28.9% of CHLP at $87,000 per percent. BKC and Mr. Johnston also agreed to pay $300,000 ($197,000 and $103,000, respectively) to CHLP for pre-closing expenses related to this transaction.

      BKC and Mr. Johnston each paid approximately 54% of their purchase price and the $300,000 referred to above for pre-closing expenses in cash at closing. BKC paid $2,791,000 at closing and signed non-interest bearing promissory notes totaling $2,209,000 due January 31, 2002 for the remaining approximately 46% of its purchase price. The Company loaned Mr. Johnston $1,463,000 for his portion of the cash payment at closing. The Company's loan to Mr. Johnston is non-interest bearing and is due January 31, 2002. Mr. Johnston also signed non-interest bearing promissory notes to the Sellers totaling $1,158,000, due January 31, 2002, for the remaining approximately 46% of his purchase price. Both the cash payment at closing and the loan to Mr. Johnston were funded entirely from the Company's cash flow from operations. The remaining purchase price due January 31, 2002 is expected to be funded by existing cash balances, cash flows from operations and sale of land development rights, and repayment by Mr. Johnston of his note payable to the Company.

      The Company and Mr. Johnston are jointly and severally liable for the payment of their respective promissory notes for the remaining approximately 46% of the purchase price due to the Sellers on January 31, 2002.

      Mr. Johnston pledged to the Company both his original interest and his newly acquired interest in CHLP as security for both the $1,463,000 loan and the Company's contingent liability for Mr. Johnston's payment to the Sellers due January 31, 2002.

      As a result of this transaction, Mr. Johnston owned approximately 43.8% of CHLP and the Company owns approximately 55.2% of CHLP. The Company's newly acquired interest in CHLP, together with the Company's current 50.1% indirect interest in Kaupulehu Developments held by Barnwell Hawaiian Properties, Inc., results in the Company owning an aggregate indirect interest of 77.6% in Kaupulehu Developments. The accounts of CHLP are included in the Company's consolidated financial statements from the acquisition date (April 12, 2001) using the purchase method of accounting. The purchase price paid of $5,000,000 was allocated to land, and on a consolidated basis increased the investment in land by $3,748,000 and reduced the minority interest by $1,252,000. Subsequent to April 12, 2001, Mr. Johnston purchased an additional 0.4% of CHLP, bringing his ownership interest in CHLP to 44.2%; the Company loaned Mr. Johnston an additional $18,000 for the 54% cash payment of this purchase. The non-interest bearing notes receivable from Mr. Johnston due January 31, 2002 totaled $1,481,000 at September 30, 2001.

      Cash flows used in financing activities decreased to $866,000 in fiscal 2001, a $4,947,000 decrease from $5,813,000 in cash flows used in fiscal 2000. In fiscal 2001, the Company's debt repayments totaled $400,000, whereas in fiscal 2000 the Company repaid $3,066,000 of borrowings under the Royal Bank of Canada facility, $1,300,000 of land segment borrowings, and $400,000 of outstanding debentures. Also contributing to the decrease was an $873,000 distribution in fiscal 2000 to Kaupulehu Developments' minority interest partner resulting from the sale of development rights; there was no such distribution in fiscal 2001. Partially offsetting the decrease was an increase in dividend payments from $131,000 ($0.10 per share) in fiscal 2000 to $459,000 ($0.35 per share) in fiscal 2001.

      The Royal Bank of Canada has renewed the Company's credit facility, increasing the facility by $2,000,000 Canadian dollars to $19,000,000 Canadian dollars (approximately US$12,000,000) and extending the revolving period by one year to April 30, 2002. The Company has also restructured the repayment schedule of the loan if the Company elects to change the facility from a revolving loan to a term loan. This restructuring reduces the Company's payments in the first two years of the term period with a balloon payment in the last quarter of the third year. If the loan is converted to a term loan, the new term period payments are as follows: first and second years of the term period - 20%

(5% per quarter), and in the third year of the term period - 60% (5% per quarter for the first three quarters and 45% in the final quarter). Borrowings under this facility were $8,267,000 and $8,333,000 at September 30, 2001 and 2000, respectively, and are included in long-term debt.

      The Canadian bank has represented that it will not require any repayments under the facility before September 30, 2002. Accordingly, the Company has classified outstanding borrowings under the facility as long-term debt.

      The Company has $800,000 of convertible notes outstanding at September 30, 2001 that are payable in 8 consecutive, equal quarterly installments. Interest is payable quarterly at a rate to be adjusted each quarter to the greater of 10% per annum or 1% over the prime rate of interest. The Company paid interest on these notes at an average rate of 10.28% per annum in fiscal 2001. For more information on the Company's long-term debt, see Note 5 of "Notes to the Consolidated Financial Statements."

      At September 30, 2001, the Company had consolidated cash and cash equivalents of $5,154,000, a working capital deficit of $1,945,000, and available credit under the Royal Bank of Canada's revolving credit facility of approximately $3,700,000.

      The Company believes its current cash balances, future cash flows from operations and/or land segment sales, collection of receivables, and available credit will be sufficient to fund its estimated capital expenditures, make the scheduled repayments on its notes, and meet the repayment schedule on its Royal Bank of Canada facility, should the Company or the Royal Bank of Canada elect to convert the facility to a term loan.

      The following table sets forth the Company's capital expenditures for each of the last three fiscal years:

                                     2001             2000             1999
                                  -----------      -----------      -----------
Oil and natural gas               $ 4,240,000      $ 5,003,000      $ 1,753,000
Land investment                       954,000          631,000          809,000
Contract drilling                      84,000          393,000          121,000
Other                                 180,000          222,000          148,000
                                  -----------      -----------      -----------
  Total capital expenditures      $ 5,458,000      $ 6,249,000      $ 2,831,000
                                  ===========      ===========      ============

Increase (decrease) in oil
  and natural gas capital
  expenditures from prior year    $  (763,000)     $ 3,250,000      $(5,216,000)
                                  ===========      ===========      ============

      In fiscal 2001, the Company participated in drilling 30 wells, 23 of which were successful, and the recompletion of 24 wells (2.2 net wells), and replaced 13% of oil production (including natural gas liquids) and 32% of natural gas production.

      The following table sets forth the gross and net numbers of oil and natural gas wells the Company participated in drilling and purchased for each of the last three fiscal years:

                                        2001            2000            1999
                                    ------------    ------------    ------------
                                    Gross   Net     Gross   Net     Gross   Net
                                    -----   ----    -----   ----    -----   ----
Exploratory oil and natural
  gas wells drilled                    4    1.40       8    2.60       2    0.35

Development oil and natural
  gas wells drilled                   26    4.40      32    5.10      13    1.01

Successful oil and natural
  gas wells drilled                   23    3.20      34    5.60      13    1.22

      The Company estimates that oil and natural gas capital expenditures for fiscal 2002 will range from $4,500,000 to $6,000,000. This estimated amount may increase or decrease as dictated by management's assessment of the oil and gas environment and prospects.

      In fiscal 2001, $954,000 of the Company's capital expenditures were applicable to rezoning of leasehold land and costs related to acquisition of additional interest in Kaupulehu Developments, as further discussed below. These expenditures were comprised of legal, consulting and planning fees incurred to process Kaupulehu Developments' applications through the entitlement and judiciary processes, as well as capitalized interest, and were funded by existing cash balances and cash flow from operations. In fiscal 2000, $631,000 of the Company's capital expenditures were applicable to rezoning of leasehold land and capitalized interest.

RESULTS OF OPERATIONS
---------------------

Summary
-------

      Barnwell reported net earnings of $3,830,000 in fiscal 2001, a decrease of $1,180,000 (24%) from fiscal 2000. The decrease in net earnings was the result of a decrease in land segment pretax operating profits, net of minority interest, of $3,240,000 in the U.S. partially offset by an increase in oil and gas segment pretax operating profits of $3,924,000 in Canada. Land segment operating profits decreased as there were sales of development rights in fiscal 2000, whereas there were none in fiscal 2001. Oil and natural gas segment operating profit increased due primarily to a 67% increase in natural gas prices.

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

Oil and Natural Gas Revenues
----------------------------

Selected Operating Statistics

      The following tables set forth the Company's annual net production and annual average price per unit of production for fiscal 2001 as compared to fiscal 2000, and fiscal 2000 as compared to fiscal 1999. Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

Fiscal 2001 - Fiscal 2000
-------------------------

                                        Annual Net Production
                        ---------------------------------------------------
                                                             Decrease
                                                      ---------------------
                           2001          2000           Units           %
                        ----------    ----------      ---------       -----
  Liquids (Bbl)*            98,000       104,000        (6,000)        (6%)
  Oil (Bbl)*               174,000       187,000       (13,000)        (7%)
  Natural gas (MCF)**    3,269,000     3,501,000      (232,000)        (7%)


                                    Annual Average Price Per Unit
                        ---------------------------------------------------
                                                             Increase
                                                            (Decrease)
                                                      ---------------------
                           2001          2000             $             %
                        ----------    ----------      ---------       -----
  Liquids (Bbl)*           $22.60        $16.91         $ 5.69         34%
  Oil (Bbl)*               $25.44        $26.15         $(0.71)        (3%)
  Natural gas (MCF)**      $ 4.02        $ 2.41         $ 1.61         67%

Fiscal 2000 - Fiscal 1999
-------------------------
                                        Annual Net Production
                        ---------------------------------------------------
                                                             Increase
                                                            (Decrease)
                                                      ---------------------
                           2000          1999           Units           %
                        ----------    ----------      ---------       -----
  Liquids (Bbl)*           104,000        89,000        15,000         17%
  Oil (Bbl)*               187,000       211,000       (24,000)       (11%)
  Natural gas (MCF)**    3,501,000     3,634,000      (133,000)        (4%)


                                    Annual Average Price Per Unit
                        ---------------------------------------------------
                                                             Increase
                                                      ---------------------
                           2000          1999             $             %
                        ----------    ----------      ---------       -----
  Liquids (Bbl)*           $16.91        $ 9.78         $ 7.13         73%
  Oil (Bbl)*               $26.15        $14.08         $12.07         86%
  Natural gas (MCF)**      $ 2.41        $ 1.57         $ 0.84         54%

       *Bbl = stock tank barrel equivalent to 42 U.S. gallons
      **MCF = 1,000 cubic feet

      Oil and natural gas revenues increased $4,600,000 or 30% in fiscal 2001 to $19,870,000, as compared to $15,270,000 in fiscal 2000, due to 67% and 34%
increases in the average price received for natural gas and natural gas liquids, respectively. The increase was partially offset by 7% decreases in natural gas and oil volumes and a 6% decrease in natural gas liquids volumes. The decrease in natural gas volumes was due to higher royalty percentage rates, due to higher prices in fiscal 2001 as compared to fiscal 2000. Gross natural gas production declines at the Company's more mature properties were offset by production from recent development. Oil volumes decreased due to a decline in production from the Company's more mature properties.

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

Oil and Natural Gas Operating Expenses
--------------------------------------

      Operating expenses increased to $3,509,000 in fiscal 2001, a $381,000 (12%) increase from $3,128,000 in fiscal 2000, due to increases in the cost of electricity, propane, contract labor, repairs, operators overhead, and gathering and processing fees, which are due in part to a higher demand for these services because of higher product prices being received by the industry for its petroleum products.

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

      Contract drilling revenues decreased $230,000 (7%) to $3,290,000 in fiscal 2001, as compared to $3,520,000 in fiscal 2000, and contract drilling operating expenses increased $165,000 (6%) to $2,906,000 in fiscal 2001, as compared to $2,741,000 in fiscal 2000. Contract drilling revenues decreased as the Company had to reduce its bid prices due to competitive forces, and as fiscal 2000 drilling activity included work on a geothermal contract; there was no significant geothermal work performed in fiscal 2001. Contract drilling operating expenses increased as the decrease in well drilling activity was more than offset by an increase in pump installation activity, largely attributable to work performed under a large pump installation general contract in fiscal 2001. Pump installation contracts generally have lower margins than well drilling contracts. As a result, operating profit before depreciation decreased $395,000 to $384,000 for fiscal 2001, as compared to an operating profit before depreciation of $779,000 for fiscal 2000.

      At September 30, 2001, WRI had a backlog of seven well drilling contracts and five pump installation and repair contracts, five and four of which, respectively, were in progress as of September 30, 2001. The backlog of contract drilling revenues as of November 30, 2001 was approximately $1,700,000.

      Contract drilling revenues decreased $710,000 (17%) to $3,520,000 in fiscal 2000, as compared to $4,230,000 in fiscal 1999, and contract drilling operating expenses decreased $637,000 (19%) to $2,741,000 in fiscal 2000, as compared to $3,378,000 in fiscal 1999, as revenues and operating expenses for fiscal 1999 included work under a contract that required around-the-clock operations, 24 hours per day, seven days a week; all of the revenues for fiscal 2000 were under daylight-only contracts. As a result of the decrease in activity, operating profit before depreciation decreased $73,000 to $779,000 for fiscal 2000, as compared to an operating profit before depreciation of $852,000 for fiscal 1999.

Gas Processing and Other Income
-------------------------------

      Gas processing and other income decreased $310,000 (25%) to $930,000 in fiscal 2001, as compared to $1,240,000 in fiscal 2000, as fiscal 2000 included a $238,000 gain on the sale of equity securities; there was no such gain in fiscal 2001. The remaining decrease was due to lower interest rates and lower interest-bearing cash and cash equivalents balances.

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

Sale of Development Rights and Minority Interest in Earnings
------------------------------------------------------------

      In January 2000, Kaupulehu Makai Venture exercised a portion of the option granted in 1990 by Kaupulehu Developments, a then 50.1%-owned general partnership, for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. The Company recognized $6,540,000 of revenues, net of costs associated with the transaction, and $3,293,000 of minority interest in earnings from this partial exercise of the option in fiscal 2000. The Company did not receive any revenues in fiscal 2001 and 1999 related to its interest in Kaupulehu Developments. Kaupulehu Developments' revenues specifically relate to sales of leasehold interests and development rights, which have not occurred every year.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses increased $651,000 (19%) to $4,121,000 in fiscal 2001, as compared to $3,470,000 in fiscal 2000, due to higher personnel costs and general inflationary increases.

      General and administrative expenses increased $283,000 (9%) to $3,470,000 in fiscal 2000, as compared to $3,187,000 in fiscal 1999, due to higher personnel costs due to an increase in the number of oil and natural gas segment personnel and costs associated with an incentive compensation plan for the Vice President of Canadian Operations.

Depreciation, Depletion and Amortization
----------------------------------------

      Depreciation, depletion and amortization expense increased $182,000 (5%) to $3,754,000 in fiscal 2001, as compared to $3,572,000 in fiscal 2000, due primarily to a 17% increase in the depletion rate per MCF equivalent. The higher depletion rate is because a significant amount of the Company's recent capital expenditures have been to convert proved non-producing reserves to proved producing reserves. Accordingly, these capital expenditures did not result in reserve additions.

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

Interest Expense
----------------

      Interest expense decreased $426,000 (52%) to $387,000 in fiscal 2001, as compared to interest expense of $813,000 in fiscal 2000. The decrease was due to an increase in capitalized interest, lower average outstanding borrowings, and lower average interest rates. The weighted average balance of outstanding borrowings from the Royal Bank of Canada decreased from approximately $10,076,000 in fiscal 2000 to approximately $8,300,000 in fiscal 2001 due to repayments during fiscal 2000. In addition, borrowings on Kaupulehu Developments' credit facility, $1,250,000 at September 30, 1999, were fully repaid in January 2000, and $400,000 of annual repayments on the convertible notes were made during fiscal 2001 and 2000. Capitalized interest increased $185,000 as a result of the Company's increased ownership interest in investment in land as of April 2001 and other land investment capital expenditures. The average interest rate incurred during fiscal 2001 on the Company's borrowings from the Royal Bank of Canada decreased to 6.62%, as compared to 7.00% in fiscal 2000, and the average interest rate on the convertible notes in fiscal 2001 was comparable to that of fiscal 2000.

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

Foreign Currency Fluctuations
-----------------------------

      The Company conducts foreign operations in Canada. Consequently, the Company is subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. Foreign currency transaction gains and losses were not material in fiscal 2001 and 1999. The Company incurred realized foreign currency transaction losses amounting to $420,000 in fiscal 2000. The Company cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Income Taxes
------------

      During fiscal 2001, the Province of Alberta reduced the province's corporate tax rate from 15.5% to 13.5% effective April 1, 2001. As a result of this reduction, the Company recorded an approximately $300,000 deferred income tax benefit in fiscal 2001; there was no such benefit recorded in fiscal 2000 or 1999.

      In addition, in fiscal 2001 and 1999, the provision for income taxes did not bear a normal relationship to earnings because Canadian taxes were payable on Canadian operations and losses from U.S. operations provide no foreign tax benefits.

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

Recent Accounting Pronouncements
--------------------------------

      In December 1999, the Securities and Exchange Commission ("Commission") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The SAB summarizes certain of the Commission staff's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the Commission issued SAB No. 101B, which delays the implementation date of SAB No. 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Adoption of SAB No. 101 did not have a material effect on the Company's financial condition, results of operations or liquidity.

      In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement No. 125." SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of SFAS No. 140 did not have a material effect on the Company's financial condition, results of operations or liquidity.

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 did not have a material effect on the Company's financial condition, results of operations or liquidity.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business. SFAS No. 142 also addresses, regardless of how acquired, the subsequent accounting and measurement of goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company currently has no goodwill or intangible assets. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on October 1, 2002, but management has not yet determined the impact, if any, of adoption.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For long-lived assets to be held and used, SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), SFAS No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No. 144 retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used." The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on October 1, 2002, but management has not yet determined the impact, if any, of adoption.

Item 7.     FINANCIAL STATEMENTS
            --------------------

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors
Barnwell Industries, Inc.:

We have audited the consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Honolulu, Hawaii
December 4, 2001


                        BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

ASSETS                                                              September 30,
------                                                      ----------------------------
CURRENT ASSETS:                                                 2001             2000
                                                            -----------      -----------
  Cash and cash equivalents                                 $ 5,154,000      $ 5,701,000
  Accounts receivable, net (Notes 3 and 12)                   1,873,000        2,018,000
  Notes receivable (Note 4)                                   1,481,000            -
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 3)                  380,000          496,000
  Deferred income taxes (Note 6)                                160,000          160,000
  Prepaid royalties, inventories and other                      895,000          746,000
                                                            -----------      -----------
    TOTAL CURRENT ASSETS                                      9,943,000        9,121,000
                                                            -----------      -----------

INVESTMENT IN LAND (Notes 4 and 5)                            8,677,000        3,975,000
                                                            -----------      -----------

OTHER ASSETS                                                    159,000          216,000
                                                            -----------      -----------

PROPERTY AND EQUIPMENT (Note 5):
  Land                                                          465,000          465,000
  Oil and natural gas properties
    subject to amortization (full cost accounting)           53,820,000       52,462,000
  Drilling rigs and equipment                                 4,627,000        5,135,000
  Other property and equipment                                2,765,000        2,820,000
                                                            -----------      -----------
                                                             61,677,000       60,882,000
  Accumulated depreciation, depletion and amortization       36,785,000       35,534,000
                                                            -----------      -----------
    PROPERTY AND EQUIPMENT, NET                              24,892,000       25,348,000
                                                            -----------      -----------

TOTAL ASSETS                                                $43,671,000      $38,660,000
                                                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                          $ 3,061,000      $ 2,419,000
  Accrued expenses                                            3,361,000        2,785,000
  Notes payable (Note 4)                                      2,209,000            -
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 3)                  208,000          350,000
  Payable to joint interest owners                              326,000          783,000
  Income taxes payable (Note 6)                               2,323,000          650,000
  Current portion of long-term debt (Note 5)                    400,000          400,000
                                                            -----------      -----------
    TOTAL CURRENT LIABILITIES                                11,888,000        7,387,000
                                                            -----------      -----------

LONG-TERM DEBT (Note 5)                                       8,667,000        9,133,000
                                                            -----------      -----------

DEFERRED INCOME TAXES (Note 6)                                7,007,000        7,206,000
                                                            -----------      -----------

MINORITY INTEREST                                             1,016,000        2,260,000
                                                            -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 4, 7, 8 and 9)

STOCKHOLDERS' EQUITY (Notes 5 and 8):
  Common stock, par value $.50 per share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                                    821,000          821,000
  Additional paid-in capital                                  3,105,000        3,103,000
  Retained earnings                                          19,855,000       16,680,000
  Accumulated other comprehensive loss -
    foreign currency translation adjustments                 (3,797,000)      (3,048,000)
  Treasury stock, at cost, 331,845 shares                    (4,891,000)      (4,882,000)
                                                            -----------      -----------
    TOTAL STOCKHOLDERS' EQUITY                               15,093,000       12,674,000
                                                            -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $43,671,000      $38,660,000
                                                            ===========      ===========

                 See Notes to Consolidated Financial Statements

                          BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended September 30,
                                               ---------------------------------------------
                                                  2001             2000             1999
                                               -----------      -----------      -----------
Revenues:
  Oil and natural gas                          $19,870,000      $15,270,000      $10,130,000
  Contract drilling                              3,290,000        3,520,000        4,230,000
  Gas processing and other                         930,000        1,240,000          800,000
  Sale of development rights, net (Note 4)           -            6,540,000            -
                                               -----------      -----------      -----------
                                                24,090,000       26,570,000       15,160,000
                                               -----------      -----------      -----------

Costs and expenses:
  Oil and natural gas operating                  3,509,000        3,128,000        3,368,000
  Contract drilling operating                    2,906,000        2,741,000        3,378,000
  General and administrative                     4,121,000        3,470,000        3,187,000
  Depreciation, depletion and amortization       3,754,000        3,572,000        2,820,000
  Interest expense, net (Note 5)                   387,000          813,000          809,000
  Foreign exchange losses                            -              420,000            -
  Minority interest in earnings (Note 4)             8,000        3,308,000            -
                                               -----------      -----------      -----------
                                                14,685,000       17,452,000       13,562,000
                                               -----------      -----------      -----------

Earnings before income taxes                     9,405,000        9,118,000        1,598,000

Provision for income taxes (Note 6)              5,575,000        4,108,000        1,078,000
                                               -----------      -----------      -----------

NET EARNINGS                                   $ 3,830,000      $ 5,010,000      $   520,000
                                               ===========      ===========      ===========

BASIC EARNINGS PER COMMON SHARE                $      2.92      $      3.81      $      0.39
                                               ===========      ===========      ===========
DILUTED EARNINGS PER COMMON SHARE              $      2.82      $      3.67      $      0.39
                                               ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING
    BASIC                                        1,310,952        1,315,312        1,316,952
                                               ===========      ===========      ===========

    DILUTED                                      1,390,798        1,388,540        1,316,952
                                               ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements

                           BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended September 30,
                                                       -------------------------------------
                                                           2001        2000         1999
                                                       -----------  -----------  -----------
Cash flows from operating activities:
  Net earnings                                         $ 3,830,000  $ 5,010,000  $   520,000
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation, depletion and amortization           3,754,000    3,572,000    2,820,000
      Deferred income taxes                                154,000    1,036,000      314,000
      Minority interest in earnings                          8,000    3,308,000        -
      Foreign exchange losses                                -          420,000        -
      Gain on sale of equity securities                      -         (238,000)       -
      Earnings on sale of development rights, net            -       (6,540,000)       -
                                                       -----------  -----------  -----------
                                                         7,746,000    6,568,000    3,654,000
      Increase (decrease) from changes in
        current assets and liabilities (Note 13)         2,412,000    1,626,000     (929,000)
                                                       -----------  -----------  -----------

  Net cash provided by operating activities             10,158,000    8,194,000    2,725,000
                                                       -----------  -----------  -----------

Cash flows from investing activities:
  Proceeds from sale of development rights, net              -        6,540,000        -
  Capital expenditures                                  (5,458,000)  (6,249,000)  (2,831,000)
  Investment in Cambridge Hawaii Limited Partnership    (2,791,000)       -            -
  Cash advanced in exchange for notes receivable        (1,481,000)       -            -
  Proceeds from sale of property and equipment               8,000      142,000      309,000
  Decrease (increase) in other assets                       57,000       (9,000)       6,000
  Proceeds from sale of marketable securities                -          379,000        -
                                                       -----------  -----------  -----------

  Net cash (used in)
   provided by investing activities                     (9,665,000)     803,000   (2,516,000)
                                                       -----------  -----------  -----------

Cash flows from financing activities:
  Payment of dividends                                    (459,000)    (131,000)       -
  Repayments of long-term debt                            (400,000)  (4,766,000)    (739,000)
  Purchases of common stock for treasury                   (20,000)     (93,000)       -
  Proceeds from exercise of stock options                   13,000        -            -
  Distribution to minority interest partner                  -         (873,000)       -
  Long-term debt borrowings                                  -           50,000      885,000
                                                       -----------  -----------  -----------

  Net cash (used in)
     provided by financing activities                     (866,000)  (5,813,000)     146,000
                                                       -----------  -----------  -----------

  Effect of exchange rate
    changes on cash and cash equivalents                  (174,000)     (60,000)      44,000
                                                       -----------  -----------  -----------

  Net (decrease) increase in
    cash and cash equivalents                             (547,000)   3,124,000      399,000

  Cash and cash equivalents at beginning of year         5,701,000    2,577,000    2,178,000
                                                       -----------  -----------  -----------

  Cash and cash equivalents at end of year             $ 5,154,000  $ 5,701,000  $ 2,577,000
                                                       ===========  ===========  ===========

                         See Notes to Consolidated Financial Statements


                                             BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                           Years ended September 30, 2001, 2000, and 1999

                                                                                        Accumulated
                                             Additional                                    Other                         Total
                                  Common       Paid-In    Comprehensive    Retained     Comprehensive    Treasury    Stockholders'
                                   Stock       Capital        Income       Earnings         Loss          Stock         Equity
                                 ---------   -----------   ------------   -----------   ------------   ------------   -----------
Balances at
   September 30, 1998            $ 821,000   $ 3,103,000                  $11,281,000   $ (3,672,000)  $ (4,789,000)  $ 6,744,000

Comprehensive income:
  Net earnings                                             $    520,000       520,000                                     520,000
  Other comprehensive income,
    net of income taxes -
    foreign currency
      translation adjustments                                   542,000                      542,000                      542,000
                                                           ------------
Total comprehensive income                                 $  1,062,000
                                 ---------   -----------   ============   -----------   ------------   ------------   -----------

Balances at
   September 30, 1999            $ 821,000   $ 3,103,000                  $11,801,000   $ (3,130,000)  $ (4,789,000)  $ 7,806,000

Purchase of 6,000
  common shares for treasury                                                                                (93,000)      (93,000)

Dividends declared
  ($0.10 per share)                                                          (131,000)                                   (131,000)

Comprehensive income:
  Net earnings                                             $  5,010,000     5,010,000                                   5,010,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
      translation adjustments                                  (205,000)                    (205,000)                    (205,000)
                                                           ------------
Total comprehensive income                                 $  4,805,000
                                                           ============

Foreign exchange
  losses realized -
  net of income taxes                                                                        287,000                      287,000
                                 ---------   -----------                  -----------   ------------   ------------   -----------

Balances at
   September 30, 2000            $ 821,000   $ 3,103,000                  $16,680,000   $ (3,048,000)  $ (4,882,000)  $12,674,000
                                 =========   ===========                  ===========   ============   ============   ===========

                                                       (continued on next page)

                                             BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                           Years ended September 30, 2001, 2000, and 1999

                                                   (continued from previous page)

                                                                                        Accumulated
                                             Additional                                    Other                         Total
                                  Common       Paid-In    Comprehensive    Retained     Comprehensive    Treasury    Stockholders'
                                   Stock       Capital        Income       Earnings         Loss          Stock         Equity
                                 ---------   -----------   ------------   -----------   ------------   ------------   -----------

Balances at
   September 30, 2000            $ 821,000   $ 3,103,000                  $16,680,000   $ (3,048,000)  $ (4,882,000)  $12,674,000

Exercise of stock
  options, 1,000 shares                            2,000                                                     11,000        13,000

Purchase of 1,000
  common shares for treasury                                                                                (20,000)      (20,000)

Dividends declared
  ($0.50 per share)                                                          (655,000)                                   (655,000)

Comprehensive income:
  Net earnings                                             $  3,830,000     3,830,000                                   3,830,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
      translation adjustments                                  (749,000)                    (749,000)                    (749,000)
                                                           ------------
Total comprehensive income                                 $  3,081,000
                                 ---------   -----------   ============   -----------   ------------   ------------   -----------

Balances at
   September 30, 2001            $ 821,000   $ 3,105,000                  $19,855,000   $ (3,797,000)  $ (4,891,000)  $15,093,000
                                 =========   ===========                  ===========   ============   ============   ===========

                                          See Notes to Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                            -------------------------

                                AND SUBSIDIARIES
                                ----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                  YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                  ---------------------------------------------


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

      During its last three fiscal years, the Company was engaged in exploring for, developing, producing and selling oil and natural gas in Canada, investing in leasehold land in Hawaii, and drilling wells and installing and repairing water pumping systems in Hawaii. The Company's oil and natural gas activities comprise its largest business segment. Approximately 82% of the Company's revenues and 78% of the Company's capital expenditures for the fiscal year ended September 30, 2001 were attributable to its oil and natural gas activities. The Company's contract drilling activities accounted for 14% of the Company's revenues, and gas processing and other revenues comprised the remaining 4% of revenues for fiscal 2001. There were no revenues from land investment activities in fiscal 2001; land investment revenues relate to sales of leasehold interests and development rights, which do not occur every year. Changes in the marketplace of any of the aforementioned industries may significantly affect management's estimates and the Company's performance.

2.    SIGNIFICANT ACCOUNTING POLICIES
      -------------------------------

Cash and cash equivalents
-------------------------

      Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Oil and natural gas properties
------------------------------

      The Company uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including unsuccessful wells, are capitalized until such time as the aggregate of such costs, on a country by country basis, equals the discounted present value (at 10%) of the Company's estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers, less related income tax effects. Any capitalized costs, net of oil and gas related deferred income taxes, in excess of the discounted present value of proved properties and the lower of cost or estimated fair value of unproved properties are charged to expense. Depletion of all such costs, except costs related to major development projects, is provided by the unit-of-production method based upon proved oil and natural gas reserves of all properties on a country by country basis. Investments in major development projects are not amortized until either proved reserves are associated with the projects or impairment has been determined. General and administrative costs related to oil and natural gas operations are expensed as incurred. Estimated future site restoration and abandonment costs are charged to earnings at the rate of depletion and are included in accumulated depreciation, depletion and amortization. Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties. Gains or losses are recognized on the disposition of significant oil and natural gas properties.

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

      The  Company's  cost,  including   capitalized  interest,  of  land  under
development and development rights under option is included in the consolidated balance sheets under the caption "Investment in Land."

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

Earnings per common share
-------------------------

      Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares.

      Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the years ended September 30, 2001 and September 30, 2000 are as follows (there were no differences in fiscal
1999):

                                                September 30, 2001
                                     -----------------------------------------
                                    Net Earnings         Shares      Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------       ----------    ---------
Basic earnings per share             $ 3,830,000        1,310,952     $ 2.92
                                                                      ======
Effect of dilutive securities -
   Common stock options                    -               39,846
   Convertible debentures                 98,000           40,000
                                     -----------       ----------
Diluted earnings per share           $ 3,928,000        1,390,798     $ 2.82
                                     ===========       ==========     ======


                                                September 30, 2000
                                     -----------------------------------------
                                    Net Earnings         Shares      Per-Share
                                     (Numerator)     (Denominator)    Amount
                                     -----------       ----------    ---------
Basic earnings per share             $ 5,010,000        1,315,312     $ 3.81
                                                                      ======
Effect of dilutive securities -
   Common stock options                    -               13,228
   Convertible debentures                 90,000           60,000
                                     -----------       ----------
Diluted earnings per share           $ 5,100,000        1,388,540     $ 3.67
                                     ===========       ==========     ======

      Assumed conversion of common stock options to acquire 20,000, 50,000 and 50,000 shares of the Company's stock was excluded from the computation of diluted earnings per share for the years ended September 30, 2001, 2000 and 1999, respectively, because their inclusion would be antidilutive.

      Assumed conversion of convertible debentures to 80,000 shares of common stock was excluded from the computation of diluted earnings per share for the year ended September 30, 1999 because their inclusion would be antidilutive.

Foreign currency translation
----------------------------

      Assets and liabilities of foreign operations and subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders' equity account entitled "accumulated other comprehensive loss - foreign currency translation adjustments." Operating results of foreign subsidiaries are translated at average exchange rates during the period. Realized foreign currency transaction gains or losses were not material in fiscal years 2001 and 1999. Realized foreign currency transaction losses amounting to $420,000 for the fiscal year ended September 30, 2000 are reflected in the accompanying consolidated statements of operations.

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

Reclassification
----------------

      Certain reclassifications have been made to the fiscal 2000 financial statements to conform to classifications used in the fiscal 2001 financial statements. Such reclassifications had no effect on previously reported results of operations.

3.    RECEIVABLES AND CONTRACT COSTS
      ------------------------------

      Accounts receivable, current, are net of allowances for doubtful accounts of $26,000 and $154,000 as of September 30, 2001 and 2000, respectively. Included in accounts receivable are contract retainage balances of $248,000 and $208,000 as of September 30, 2001 and 2000, respectively. These balances are expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

      Costs and estimated earnings on uncompleted contracts are as follows:

                                                          September 30,
                                                    ---------------------------
                                                       2001             2000
                                                    ----------       ----------
Costs incurred on uncompleted contracts             $1,591,000       $1,390,000
Estimated earnings                                     206,000          249,000
                                                    ----------       ----------
                                                     1,797,000        1,639,000
Less billings to date                                1,625,000        1,493,000
                                                    ----------       ----------
                                                    $  172,000       $  146,000
                                                    ==========       ==========

      Costs and estimated earnings on uncompleted contracts are included in the consolidated balance sheets under the following captions:

                                                          September 30,
                                                    ---------------------------
                                                       2001             2000
                                                    ---------        ----------
Costs and estimated earnings
  in excess of billings on uncompleted contracts    $ 380,000        $  496,000
Billings in excess of costs
  and estimated earnings on uncompleted contracts    (208,000)         (350,000)
                                                    ---------        ----------
                                                    $ 172,000        $  146,000
                                                    =========        ==========


4.    INVESTMENT IN LAND
      ------------------

      The Company owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership. Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, which opened in 1996, a second golf course (currently under construction), and single and multiple family residential units on land acquired from Kaupulehu Developments by Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

      In fiscal 2000, Kaupulehu Makai Venture exercised a portion of the option granted in 1990 by Kaupulehu Developments for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. The Company recognized revenues of $6,540,000, net of costs associated with the transaction, from the receipt of the option monies.

      The Company did not receive any revenues in fiscal 2001 and 1999 related to its interest in Kaupulehu Developments. Kaupulehu Developments' revenues specifically relate to the sales of leasehold interests and development rights, which have not occurred every year.

      At September 30, 2001, the remaining unexercised portion of the aforementioned option on residential development rights was for approximately 80 acres of residentially zoned leasehold land adjacent to the completed and currently under construction golf courses. Kaupulehu Developments also holds leasehold rights in approximately 2,100 acres of land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu. These approximately 2,100 acres are located between the Queen Kaahumanu Highway and the Pacific Ocean.

      In October 2001, the State Land Use Commission ("LUC") unanimously approved Kaupulehu Developments' petition for reclassification of approximately 1,009 acres of the aforementioned approximately 2,100 acres of land into the Urban District for resort/residential development. This followed a remand procedure at the LUC which resulted from an order of the Supreme Court of the State of Hawaii. 239 of the approximately 1,009 reclassified acres will be transferred to Kaupulehu Makai Venture under the terms of a November 2001 development rights restructuring agreement, as discussed below. Kaupulehu Developments is proceeding with development of the remaining 770 acres of resort/residential leasehold acreage, of which approximately 186 acres were designated by the LUC as preservation areas with no residential or golf course development. Kaupulehu Developments continues to negotiate a revised development agreement and residential fee purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

      In November  2001,  Kaupulehu  Developments  and  Kaupulehu  Makai Venture
agreed  to  a  restructuring  of  the   aforementioned   option  on  residential
development rights.

      Under the terms of the new agreement, Kaupulehu Developments will transfer its leasehold interest in 239 of its 1,009 acres of resort/residential zoned land to Kaupulehu Makai Venture and the amount of acreage under the option has been increased from 80 acres to 134 acres. If Kaupulehu Makai Venture fully exercises this option, Kaupulehu Developments will receive a total of $25,500,000. This total amount of the remaining option proceeds has remained unchanged while the timing of the option payments have been restructured as follows: two payments of $2,125,000; one due December 31, 2001 and the second due December 31, 2002; eight payments of $2,656,250 due on each December 31 of years 2003 to 2010. If any annual option payment is not exercised, the then remaining development right options will expire. There is no assurance that any portion of the options will be exercised.

      On April 12, 2001, Barnwell Kona Corporation ("BKC"), a wholly owned subsidiary of the Company, and Mr. Terry Johnston, a member of the Board of Directors of the Company, concurrently acquired 84.1% of Cambridge Hawaii Limited Partnership ("CHLP"). CHLP is a Hawaii limited partnership whose only significant asset is a 49.9% minority interest in Kaupulehu Developments, a Hawaii general partnership. Mr. Johnston previously indirectly owned 14.9% of CHLP and was the president and controlling shareholder of the former general partner of CHLP. BKC is now the sole general partner of CHLP. Barnwell Hawaiian Properties, Inc., a wholly owned subsidiary of the Company, presently owns the 50.1% majority interest in Kaupulehu Developments.

      BKC and Mr. Johnston concurrently purchased 55.2% and 28.9% of CHLP, respectively. The interests were purchased from three limited partnerships and several individual investors, each of which held partnership interests in CHLP (the "Sellers"). The Company and Mr. Johnston negotiated the purchase price with the Sellers based on an internal assessment of the value of Kaupulehu Developments' leasehold and development rights. BKC agreed to pay a total of $4,803,000 for 55.2% of CHLP at $87,000 per percent, and Mr. Johnston agreed to pay a total of $2,518,000 for 28.9% of CHLP at $87,000 per percent. BKC and Mr. Johnston also agreed to pay $300,000 ($197,000 and $103,000, respectively) to CHLP for pre-closing expenses related to this transaction.

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

      The Company and Mr. Johnston are jointly and severally liable for the payment of their respective promissory notes for the remaining approximately 46% of the purchase price due to the Sellers on January 31, 2002.

      Mr. Johnston pledged to the Company both his original interest and his newly acquired interest in CHLP as security for both the $1,463,000 loan and the Company's contingent liability for Mr. Johnston's payment to the Sellers due January 31, 2002.

      As a result of this transaction, Mr. Johnston owned approximately 43.8% of CHLP and the Company owns approximately 55.2% of CHLP. The Company's newly acquired interest in CHLP, together with the Company's current 50.1% indirect interest in Kaupulehu Developments held by Barnwell Hawaiian Properties, Inc., results in the Company owning an aggregate indirect interest of 77.6% in Kaupulehu Developments. The accounts of CHLP are included in the Company's consolidated financial statements from the acquisition date (April 12, 2001) using the purchase method of accounting. The purchase price paid of $5,000,000 was allocated to land, and on a consolidated basis increased the investment in land by $3,748,000 and reduced the minority interest by $1,252,000. Subsequent to April 12, 2001, Mr. Johnston purchased an additional 0.4% of CHLP, bringing his ownership interest in CHLP to 44.2%; the Company loaned Mr. Johnston an additional $18,000 for the 54% cash payment of this purchase. The non-interest bearing notes receivable from Mr. Johnston due January 31, 2002 totaled $1,481,000 at September 30, 2001.

      Costs related to the land under development and costs related to development rights under option are capitalized and included in the consolidated balance sheets under the caption, "Investment in Land."

5.    LONG-TERM DEBT
      --------------

      The Company has a credit facility at the Royal Bank of Canada, a Canadian bank, for $19,000,000 Canadian dollars, or its U.S. dollar equivalent of approximately $12,000,000 at September 30, 2001. Borrowings under this facility were $8,267,000 and $8,333,000 at September 30, 2001 and 2000, respectively, and are included in long-term debt. At September 30, 2001, the Company had unused credit available under this facility of approximately $3,700,000.

      The facility is available in U.S. dollars at the London Interbank Offer Rate ("LIBOR") plus 1%, at U.S. prime plus 3/4%, or in Canadian dollars at Canadian prime plus 3/4%. A standby fee of 1% per annum is charged on the unused facility balance. Under the financing agreement, the facility is reviewed annually, with the next review planned for April 2002. Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a 3-year term loan by the bank. If the facility is converted to a 3-year term loan, the Company has agreed to the following repayment schedule of the then outstanding loan balance: first and second years of the term period - 20% (5% per quarter), and in the third year of the term period - 60% (5% per quarter for the first three quarters and 45% in the final quarter).

      The Company has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan. During the year ended September 30, 2001, the Company paid interest at rates ranging from 3.91% to 7.50%. The interest rate on the facility at September 30, 2001 was 3.91%. The facility is collateralized by the Company's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties. The facility is reviewed annually with a primary focus on the future cash flows that will be generated by the Company's Canadian oil and natural gas properties. No compensating bank balances are required for this facility.

      The Canadian bank has represented that it will not require any repayments under the facility before September 30, 2002. Accordingly, the Company has classified outstanding borrowings under the facility as long-term debt.

      In June 1995, the Company issued $2,000,000 of convertible notes due July 1, 2003. $1,950,000 of such notes were purchased by an officer/shareholder, a director/shareholder, and certain other shareholders of the Company. The notes are payable in 20 consecutive equal quarterly installments beginning in October 1998. Interest is payable quarterly at a rate to be adjusted each quarter to the greater of 10% per annum or 1% over the prime rate of interest. The Company paid interest on these convertible notes at an average rate of 10.28% per annum in 2001, 10.13% per annum in 2000 and 10.00% per annum in 1999. The notes are unsecured and convertible at any time at the holder's option into shares of the Company's common stock at a price of $20.00 per share, subject to adjustment for certain events including a stock split of, or stock dividend on, the Company's common stock. The notes are redeemable, at the option of the Company, at a 1% premium of the principal amount at July 1, 2001; there will be no premium beginning July 1, 2002. At September 30, 2001, $400,000 of these notes are included in long-term debt and $400,000 of these notes are included in the current portion of long-term debt.

      At September 30, 2001, the maturities of current and long-term debt by fiscal year, exclusive of the credit facility with the Canadian bank, are as follows:

                                 2002       $  400,000
                                 2003          400,000
                                            ----------
                                            $  800,000
                                            ==========

      The Company capitalizes interest on costs related to its investment in land. Interest costs for the years ended September 30, 2001, 2000 and 1999 are summarized as follows:

                                            2001         2000          1999
                                         ----------   ----------    ----------
Interest costs incurred                   $ 665,000    $ 906,000    $1,010,000
Less interest costs
   capitalized on investment in land        278,000       93,000       201,000
                                         ----------   ----------    ----------
Interest expense                         $  387,000   $  813,000    $  809,000
                                         ==========   ==========    ==========


6.    TAXES ON INCOME
      ---------------

      The components of earnings before income taxes are as follows:

                                            Year ended September 30,
                                 ----------------------------------------------
                                     2001             2000             1999
                                 ------------     ------------     ------------
Earnings (loss)
  before income taxes in:
United States                    $ (1,586,000)    $  1,780,000     $ (1,025,000)
Canada                             10,991,000        7,338,000        2,623,000
                                 ------------     ------------     ------------
                                 $  9,405,000     $  9,118,000     $  1,598,000
                                 ============     ============     ============

      The components of the provision for income taxes related to the above earnings are as follows:

                                            Year ended September 30,
                                 ----------------------------------------------
                                     2001             2000             1999
                                 ------------     ------------     ------------
Current provision:
  United States - Federal        $    160,000     $     50,000     $      -
  Canadian                          5,261,000        3,022,000          764,000
                                 ------------     ------------     ------------
    Total current                   5,421,000        3,072,000          764,000
                                 ------------     ------------     ------------

Deferred provision:
  United States                        44,000          916,000           97,000
  Canadian                            110,000          120,000          217,000
                                 ------------     ------------     ------------
    Total deferred                    154,000        1,036,000          314,000
                                 ------------     ------------     ------------
                                 $  5,575,000     $  4,108,000     $  1,078,000
                                 ============     ============     ============

      In May 2001, the Province of Alberta reduced the province's corporate tax rate from 15.5% to 13.5% effective April 1, 2001. As a result of this reduction, the Company recorded an approximately $300,000 deferred income tax benefit in the year ended September 30, 2001.

      A reconciliation between the reported provision for income taxes and the amount computed by multiplying the earnings before income taxes by the United States federal tax rate of 35% is as follows:

                                            Year ended September 30,
                                 ----------------------------------------------
                                     2001             2000             1999
                                 ------------     ------------     ------------
Tax expense computed
  by applying statutory rate     $  3,292,000     $  3,191,000     $    559,000

Effect of the foreign tax
  provision on the
  total tax provision               2,264,000          906,000          592,000
State net operating
  losses utilized (generated)          18,000           83,000          (61,000)
Other                                   1,000          (72,000)         (12,000)
                                 ------------     ------------     ------------
                                 $  5,575,000     $  4,108,000     $  1,078,000
                                 ============     ============     ============

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2001 and 2000 are as follows:

Deferred income tax assets:                               2001         2000
                                                      -----------   -----------
  U.S. tax effect of deferred Canadian taxes          $ 2,279,000   $ 2,439,000
  Foreign tax credit carryforwards                      3,524,000     1,745,000
  Tax basis in investment
    in land in excess of book basis                       873,000       908,000
  Write-down of assets not deducted for tax               355,000       355,000
  Alternative minimum tax credit carryforwards            351,000       111,000
  State of Hawaii net operating loss carryforwards        242,000       260,000
  Expenses accrued for books but not for tax              625,000       274,000
  Other                                                    61,000       106,000
                                                      -----------   -----------
    Total gross deferred tax assets                     8,310,000     6,198,000
    Less-valuation allowance                           (6,865,000)   (5,016,000)
                                                      -----------   -----------
  Net deferred income tax assets                        1,445,000     1,182,000
                                                      -----------   -----------

Deferred income tax liabilities:
  Property and equipment accumulated
    tax depreciation and depletion
    in excess of book under Canadian tax law           (6,703,000)   (7,172,000)
  Property and equipment accumulated
    tax depreciation and depletion
    in excess of book under U.S. tax law               (1,270,000)   (1,056,000)
  Other                                                  (319,000)        -
                                                      -----------   -----------
  Total deferred income tax liabilities                (8,292,000)   (8,228,000)
                                                      -----------   -----------

Net deferred income tax liability                     $(6,847,000)  $(7,046,000)
                                                      ===========   ===========

      The total valuation allowance increased $1,849,000, $906,000, and $170,000 for the years ended September 30, 2001, 2000 and 1999, respectively. The increases relate primarily to foreign tax credit carryforwards for which it is more likely than not that such carryforwards will not be utilized to reduce the Company's U.S. tax obligation.

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company has established a valuation allowance primarily for the U.S. tax effect of deferred Canadian taxes, foreign tax credits, accrued expenses and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. earnings will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes.

      Net deferred tax assets will primarily be realized through the deduction of the cost basis in investment in land against proceeds from investment in land for tax purposes. The amount of deferred income tax assets considered realizable may be reduced if estimates of future taxable income are reduced.

      At September 30, 2001, the Company had alternative minimum tax credit carryforwards of $351,000 which are available to reduce future U.S. federal regular income taxes, if any, over an indefinite period.

7.    PENSION PLAN
      ------------

      The Company sponsors a noncontributory defined benefit pension plan covering substantially all employees, with benefits based on years of service and the employee's highest consecutive five-year average earnings. The Company's funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future. The plan assets at September 30, 2001 were invested as follows: 12% in cash and cash equivalents, 34% listed government mortgages and 54% common stocks and equity mutual funds.

      The funded status of the pension plan and the amounts recognized in the consolidated financial statements are as follows:

                                                           September 30,
                                                    --------------------------
                                                       2001            2000
                                                    ----------      ----------
Change in Benefit Obligation
  Benefit obligation at beginning of year           $2,094,000      $1,984,000
  Service cost                                          94,000          78,000
  Interest cost                                        152,000         145,000
  Actuarial (gain)/loss                                 (4,000)         16,000
  Benefits paid                                       (139,000)       (129,000)
                                                    ----------      ----------

  Benefit obligation at end of year                  2,197,000       2,094,000
                                                    ----------      ----------

Change in Plan Assets
  Fair value of plan assets at beginning of year     2,500,000       2,314,000
  Actual return on plan assets                        (215,000)        235,000
  Employer contribution                                  -              80,000
  Benefits paid                                       (139,000)       (129,000)
                                                    ----------      ----------

  Fair value of plan assets at end of year           2,146,000       2,500,000
                                                    ----------      ----------

  Funded status                                        (51,000)        406,000
  Unrecognized net asset                                (1,000)         (2,000)
  Unrecognized prior service cost                       23,000          29,000
  Unrecognized actuarial gain                         (122,000)       (541,000)
                                                    ----------      ----------

  Accrued benefit cost                              $ (151,000)     $ (108,000)
                                                    ==========      ==========

Weighted-Average Assumptions as of September 30,       2001            2000
                                                    ----------      ----------
  Discount rate                                          7.50%           7.50%
  Expected return on plan assets                         8.00%           8.00%
  Rate of compensation increase                          5.00%           5.00%

                                                  Year ended September 30,
                                            -----------------------------------
                                              2001         2000          1999
                                            ---------    ---------    ---------
Net Periodic Benefit Cost for the Year
  Service cost                              $  94,000    $  78,000    $  77,000
  Interest cost                               152,000      145,000      139,000
  Expected return on plan assets             (195,000)    (180,000)    (172,000)
  Amortization of net asset                    (1,000)      (1,000)      (1,000)
  Amortization of prior service cost            6,000        6,000        6,000
  Amortization of net actuarial gain          (13,000)     (12,000)        -
                                            ---------    ---------    ---------

  Net periodic benefit cost                 $  43,000    $  36,000    $  49,000
                                            =========    =========    =========

8.    STOCK OPTIONS
      -------------

      In March 1995, the Company granted 20,000 stock options to an officer of the Company under a non-qualified plan at a purchase price of $19.625 per share (market price on date of grant), with 4,000 of such options vesting annually commencing one year from the date of grant. These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. The options expire ten years from the date of grant. No compensation cost has been recognized for these options for the years ended September 30, 2001, 2000, and 1999.

      In June 1998, the Company granted 30,000 stock options to an officer of the Company's oil and gas segment under a non-qualified plan at a purchase price of $15.625 per share (market price on date of grant), with 6,000 of such options vesting annually commencing one year from the date of grant. These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. The options expire ten years from the date of grant. The Company recognized $38,000 and $46,000 of compensation costs relating to these options in the years ended September 30, 2001 and 2000, respectively.

      In December 1999, the Company granted qualified stock options to certain employees of the Company to acquire 68,000 shares and 29,000 shares of the Company's common stock with an exercise price per share of $11.875 (market price at date of grant) and $13.063 (110% of market price at date of grant), respectively. These options vest annually over four years commencing one year from the date of grant. The $11.875 per share options expire ten years from the date of grant, and the $13.063 per share options expire five years from the date of grant. No compensation cost has been recognized for these options for the years ended September 30, 2001 and 2000.

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

                                               Years ended September 30,
                                       ----------------------------------------
                                          2001           2000          1999
                                       -----------   -----------   ------------
Pro-forma net earnings                 $ 3,645,000   $ 4,750,000      $ 440,000
                                       ===========   ===========   ============

Pro-forma basic earnings per share     $      2.78   $      3.61   $       0.33
                                       ===========   ===========   ============

Pro-forma diluted earnings per share   $      2.69   $      3.49   $       0.33
                                       ===========   ===========   ============

      Fair value measurement of these options was based on a Black Scholes option-pricing model which included assumptions of a weighted average expected life of 5.97 years, expected volatility of 30%, weighted average risk-free interest rate of 6.12%, and an expected dividend yield of 0%. The pro-forma net earnings reflect only options granted since October 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro-forma earnings reported above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to October 1, 1995 is not considered.

      During the year ended September 30, 2001, 1,000 options to acquire the Company's stock at $11.875 per share were exercised. During the year ended September 30, 1999, options to acquire 12,500 shares and 5,000 shares of the Company's common stock with an exercise price per share of $13.625 and $22.250, respectively, expired.

 Stock options at September 30, 2001 were as follows:

                               Options outstanding          Options exercisable
                       ----------------------------------  ---------------------
                                    Weighted
                                     Average     Weighted               Weighted
                                    Remaining    Average                 Average
       Range of         Number of  Contractual   Exercise   Number of   Exercise
    exercise prices      Shares       Life        Price      Shares       Price
    ---------------    ----------  -----------  ---------  ----------   --------
   $11.875 - $15.625      126,000   6.7 years   $   13.04      41,250   $  13.72
        $19.625            20,000   3.4 years   $   19.63      20,000   $  19.63
                       ----------                          ----------

   $11.875 - $19.625      146,000   6.2 years   $   13.94      61,250   $  15.65
                       ==========                          ==========


 Stock options at September 30, 2000 were as follows:

                               Options outstanding          Options exercisable
                       ----------------------------------  ---------------------
                                    Weighted
                                     Average     Weighted               Weighted
                                    Remaining    Average                 Average
       Range of         Number of  Contractual   Exercise   Number of   Exercise
    exercise prices      Shares       Life        Price      Shares       Price
    ---------------    ----------  -----------  ---------  ----------   --------
   $11.875 - $15.625      127,000   7.7 years   $   13.03      12,000   $  15.63
        $19.625            20,000   4.4 years   $   19.63      20,000   $  19.63
                       ----------                          ----------

   $11.875 - $19.625      147,000   7.2 years   $   13.93      32,000   $  18.13
                       ==========                          ==========


 Stock options at September 30, 1999 were as follows:

                               Options outstanding          Options exercisable
                       ----------------------------------  ---------------------
                                    Weighted
                                     Average     Weighted               Weighted
                                    Remaining    Average                 Average
       Range of         Number of  Contractual   Exercise   Number of   Exercise
    exercise prices      Shares       Life        Price      Shares       Price
    ---------------    ----------  -----------  ---------  ----------   --------
   $15.625 - $19.625       50,000   7.4 years   $   17.23      22,000   $  18.53


      During the year ended September 30, 2001, the Company repurchased 1,000 shares of its common stock from an employee arising from the exercise of stock options for $19,750 at the then prevailing market price under a March 2000 stock buyback plan authorizing the repurchase of up to 100,000 shares. During the year ended September 30, 2000, the Company repurchased 6,000 shares of its common stock on the open market for $93,000 (average price of $15.50 per share) under the March 2000 stock buyback plan. The Company plans to repurchase additional
shares  from  time  to  time in the  open   market  or in  privately  negotiated
transactions, depending on market conditions. At September 30, 2001, the Company could purchase an additional 93,000 shares under the March 2000 repurchase authorization.

9.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

      The Company has committed to compensate its Vice President of Canadian Operations pursuant to an incentive compensation plan, the value of which directly relates to the Company's oil and natural gas segment's net income and the change in the value of the Company's oil and gas reserves since 1998 with adjustments for changes in natural gas and oil prices and subject to other terms and conditions. The Company recognized $288,000 of compensation costs pursuant to this incentive plan in fiscal 2000; there were no such compensation costs recognized in fiscal 2001 or fiscal 1999.

      The Company has several non-cancelable operating leases for office space and leasehold land. Rental expense was $460,000 in 2001, $406,000 in 2000, and $427,000 in 1999. The Company is committed under these leases for minimum rental payments summarized by fiscal year as follows: 2002 - $462,000, 2003 - $443,000, 2004 - $328,000, 2005 - $214,000, 2006 - $124,000 and thereafter through 2026 an aggregate of $1,450,000.

      The Company is involved in routine litigation and is subject to governmental and regulatory controls that are incidental to the ordinary course of business. The Company's management believes that all claims and litigation involving the Company are not likely to have a material adverse effect on its financial statements taken as a whole.

10.   SEGMENT AND GEOGRAPHIC INFORMATION
      ----------------------------------

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

                                                    Year ended September 30,
                                        ----------------------------------------------
                                            2001             2000             1999
                                        ------------     -----------      ------------
Revenues:
  Oil and natural gas                   $ 19,870,000     $15,270,000      $ 10,130,000
  Contract drilling                        3,290,000       3,520,000         4,230,000
  Land investment                              -           6,540,000             -
  Other                                      601,000         891,000           668,000
                                        ------------     -----------      ------------
  Total before interest income            23,761,000      26,221,000        15,028,000
  Interest income                            329,000         349,000           132,000
                                        ------------     -----------      ------------
  Total revenues                        $ 24,090,000     $26,570,000      $ 15,160,000
                                        ============     ===========      ============

Depreciation, depletion
  and amortization:
  Oil and natural gas                   $  3,416,000     $ 3,121,000      $  2,574,000
  Contract drilling                          116,000         176,000           110,000
  Other                                      222,000         275,000           136,000
                                        ------------     -----------      ------------
  Total                                 $  3,754,000     $ 3,572,000      $  2,820,000
                                        ============     ===========      ============

Operating profit (loss)
  (before general and
  administrative expenses):
  Oil and natural gas                   $ 12,945,000     $ 9,021,000      $  4,188,000
  Contract drilling                          268,000         603,000           742,000
  Land investment,
    net of minority interest                  (8,000)      3,232,000             -
  Other                                      379,000         616,000           532,000
                                        ------------     -----------      ------------
  Total                                   13,584,000      13,472,000         5,462,000

     General and
       administrative expenses            (4,121,000)     (3,470,000)       (3,187,000)
     Interest income                         329,000         349,000           132,000
     Interest expense                       (387,000)       (813,000)         (809,000)
     Foreign exchange losses                  -             (420,000)            -
                                        ------------     -----------      ------------
       Earnings before income taxes     $  9,405,000     $ 9,118,000      $  1,598,000
                                        ============     ===========      ============

Capital expenditures:
  Oil and natural gas                   $  4,240,000     $ 5,003,000      $  1,753,000
  Contract drilling                           84,000         393,000           121,000
  Land investment                            954,000         631,000           809,000
  Other                                      180,000         222,000           148,000
                                        ------------     -----------      ------------
  Total                                 $  5,458,000     $ 6,249,000      $  2,831,000
                                        ============     ===========      ============

      Depletion per 1,000 cubic feet ("MCF") of natural gas and natural gas equivalent ("MCFE"), converted at a rate of one barrel of oil and natural gas liquids to 5.8 MCFE, was $0.70 in fiscal 2001, $0.60 in fiscal 2000 and $0.48 in fiscal 1999.

ASSETS BY SEGMENT:
------------------
                                                    September 30,
                              --------------------------------------------------------
                                    2001                2000                1999
                              ----------------    ----------------    ----------------
  Oil and natural gas (1)     $24,973,000  57%    $25,686,000  66%    $23,864,000  72%
  Contract drilling (2)         2,128,000   5%      1,925,000   5%      2,091,000   6%
  Land investment (2)           8,677,000  20%      3,975,000  10%      3,519,000  10%
  Other:
    Cash and
      cash equivalents          5,154,000  12%      5,701,000  15%      2,577,000   8%
    Corporate and other         2,739,000   6%      1,373,000   4%      1,244,000   4%
                              ----------- ----    ----------- ----    ----------- ----
Total                         $43,671,000 100%    $38,660,000 100%    $33,295,000 100%
                              =========== ====    =========== ====    =========== ====

(1)  Primarily located in the Province of Alberta, Canada.
(2)  Located in Hawaii.

LONG-LIVED ASSETS BY GEOGRAPHIC AREA:
-------------------------------------
                                                    September 30,
                              --------------------------------------------------------
                                    2001                2000                 1999
                              ----------------    ----------------    ----------------
United States                 $10,075,000  30%    $ 5,383,000  18%     $4,720,000  17%
Canada                         23,494,000  70%     23,940,000  82%     22,771,000  83%
                              ----------- ----    ----------- ----    ----------- ----
Total                         $33,569,000 100%    $29,323,000 100%    $27,491,000 100%
                              =========== ====    =========== ====    =========== ====

REVENUE BY GEOGRAPHIC AREA:
---------------------------
                                                    Year ended September 30,
                                          --------------------------------------------
                                              2001            2000             1999
                                          -----------     -----------     ------------
   United States                          $ 3,397,000     $10,175,000     $  4,237,000
   Canada                                  20,364,000      16,046,000       10,791,000
                                          -----------     -----------     ------------
   Total (excluding interest income)      $23,761,000     $26,221,000     $ 15,028,000
                                          ===========     ===========     ============

11.   FAIR VALUE OF FINANCIAL INSTRUMENTS
      -----------------------------------

      The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable approximate fair value because of the short maturity of these instruments. The fair values of investment securities included in other assets are estimated based on quoted market prices for those or similar investments. The fair values of the Company's long-term debt are estimated based on the current terms offered for debt of the same or similar remaining maturities.

      The differences between the estimated fair values and carrying values of the Company's financial instruments are not material.

12.   CONCENTRATIONS OF CREDIT RISK
      -----------------------------

      The Company's oil and natural gas segment derived 83% of its oil and natural gas revenues in fiscal 2001 from four individually significant customers, ProGas Limited, AltaGas Services Inc., Plains All American Pipeline, L.P., and Pan-Alberta Gas Ltd. At September 30, 2001, the Company had a total of $416,000 in receivables from these four customers. In fiscal 2000 the Company derived 63% of its oil and natural gas revenues from three individually significant customers. In fiscal 1999, the Company derived 48% of its oil and natural gas revenues from three individually significant customers.

      The Company's contract drilling subsidiary derived 49%, 70% and 43% of its contract drilling revenues in fiscal 2001, 2000 and 1999, respectively, pursuant to Federal, State of Hawaii and county contracts. At September 30, 2001, the Company had accounts receivables from the Federal, State of Hawaii and county entities totaling approximately $303,000. The Company has lien rights on contracts with the Federal, State of Hawaii, and county governments.

      Historically, the Company has not incurred significant credit related losses on its trade receivables, and management does not believe significant credit risk related to these trade receivables exists at September 30, 2001.

13.   SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION
      -------------------------------------------------

      The  following  details  the  effect of  changes  in  current  assets  and
liabilities  on  the  consolidated   statements  of  cash  flows,  and  presents
supplemental cash flow information:

                                                    Year ended September 30,
                                             --------------------------------------
                                                2001          2000          1999
                                             ----------    ----------    ----------
Increase (decrease) from changes in:

  Receivables                                $   80,000    $   82,000    $ (140,000)
  Costs and estimated earnings in excess
    of billings on uncompleted contracts        116,000      (324,000)      (60,000)
  Inventories                                   (29,000)       25,000       (30,000)
  Other current assets                         (185,000)     (233,000)     (277,000)
  Accounts payable                              551,000       (42,000)   (1,017,000)
  Accrued expenses                              667,000     1,454,000       (25,000)
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                  (142,000)      211,000       (62,000)
  Payable to joint interest owners             (436,000)      148,000       384,000
  Income taxes payable                        1,790,000       305,000       298,000
                                             ----------    ----------    ----------
    Increase (decrease) from changes
    in current assets and liabilities        $2,412,000    $1,626,000    $ (929,000)
                                             ==========    ==========    ==========

Supplemental disclosure of cash flow information:

 Cash paid during the year for:
  Interest (net of amounts capitalized)      $  423,000    $  848,000    $  870,000
                                             ==========    ==========    ==========

  Income taxes                               $3,705,000    $2,817,000    $  497,000
                                             ==========    ==========    ==========

Supplemental Schedule of Noncash Investing and Financing Activities:
    The Company purchased 55.2% of Cambridge  Hawaii  Limited   Partnership  for
    $5,000,000. $2,791,000 was paid upon closing, and the remaining balance of $2,209,000 was financed by non-interest bearing notes payable.

14.   SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)
      ---------------------------------------------------------

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

(A)   Oil and Natural Gas Reserves
      ----------------------------

      The following table, based on information prepared by independent petroleum engineers, Paddock Lindstrom & Associates Ltd., summarizes changes in the estimates of the Company's net interests in total proved reserves of crude oil and condensate and natural gas ("MCF" means 1,000 cubic feet of natural gas) which are all in Canada:

                                                     OIL             GAS
Proved reserves:                                  (Barrels)         (MCF)
                                                  ---------       ----------
Balance at September 30, 1998                     2,413,000       40,561,000

  Revisions of previous estimates                    16,000         (550,000)
  Extensions, discoveries and other additions         9,000          502,000
  Less production                                  (300,000)      (3,634,000)
                                                  ---------       ----------
Balance at September 30, 1999                     2,138,000       36,879,000

  Increase in royalty rates*                       (131,000)      (5,699,000)
  Revisions of previous estimates                    (7,000)        (300,000)
  Extensions, discoveries and other additions        72,000        2,417,000
  Less production                                  (291,000)      (3,501,000)
                                                  ---------       ----------
Balance at September 30, 2000                     1,781,000       29,796,000

  Decrease in royalty rates*                        104,000        2,482,000
  Revisions of previous estimates                  (111,000)      (1,695,000)
  Extensions, discoveries and other additions        34,000        1,057,000
  Less production                                  (272,000)      (3,269,000)
                                                  ---------       ----------
Balance at September 30, 2001                     1,536,000       28,371,000
                                                  =========       ==========

* The deduction of reserve units due to royalty rates is the result of Alberta's royalties being calculated on a sliding scale basis, with the royalty percentage increasing as prices increase. The Province of Alberta takes its royalty share of production based on commodity prices; as all commodity prices were significantly higher at September 30, 2000, as compared to September 30, 1999, significantly more reserves were deducted for royalty volumes at September 30, 2000, as compared to September 30, 1999. Conversely, as all commodity prices were significantly lower at September 30, 2001, as compared to September 30, 2000, significantly less reserves were deducted for royalty volumes at September 30, 2001, as compared to September 30, 2000.

                                                      OIL           GAS
Proved producing reserves at:                      (Barrels)       (MCF)
                                                   ---------     ----------
September 30, 1998                                 2,109,000     28,306,000
                                                   =========     ==========
September 30, 1999                                 1,759,000     25,908,000
                                                   =========     ==========
September 30, 2000                                 1,508,000     20,594,000
                                                   =========     ==========
September 30, 2001                                 1,327,000     21,847,000
                                                   =========     ==========


(B)   Capitalized Costs Relating to Oil and Natural Gas Producing Activities
      ----------------------------------------------------------------------
                                                 September 30,
                                  -------------------------------------------
                                     2001            2000            1999
                                  -----------     -----------     -----------
Proved properties                 $51,668,000     $50,271,000     $46,966,000
Unproved properties                 2,152,000       2,191,000       1,968,000
                                  -----------     -----------     -----------
  Total capitalized costs          53,820,000      52,462,000      48,934,000
Accumulated depletion
  and depreciation                 30,663,000      28,945,000      26,678,000
                                  -----------     -----------     -----------
Net capitalized costs             $23,157,000     $23,517,000     $22,256,000
                                  ===========     ===========     ===========


(C)   Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration
      -----------------------------------------------------------------------
      and Development
      ---------------

                                           Year ended September 30,
                                  -------------------------------------------
                                     2001            2000            1999
                                  -----------     -----------     -----------
Acquisition of properties:
  Unproved, Canadian              $   468,000     $   540,000     $   125,000
                                  ===========     ===========     ===========

Exploration costs:
  Canadian                        $   431,000     $   813,000     $   189,000
  United States                       172,000         167,000           -
                                  -----------     -----------     -----------
                                  $   603,000     $   980,000     $   189,000
                                  ===========     ===========     ===========

Development costs, Canadian       $ 3,169,000     $ 3,483,000     $ 1,439,000
                                  ===========     ===========     ===========


(D)   The Results of Operations of Barnwell's Oil and Natural Gas Producing
      ---------------------------------------------------------------------
      Activities
      ----------

                                           Year ended September 30,
                                  -------------------------------------------
                                     2001             2000            1999
                                  -----------     -----------     -----------
Gross revenues:
  Canada                          $26,356,000     $18,022,000     $11,231,000
  United States                        80,000         103,000           -
                                  -----------     -----------     -----------
Total gross revenues               26,436,000      18,125,000      11,231,000
Royalties, net of credit            6,566,000       2,855,000       1,101,000
                                  -----------     -----------     -----------
Net revenues                       19,870,000      15,270,000      10,130,000
Production costs                    3,509,000       3,128,000       3,368,000
Depletion and depreciation          3,416,000       3,121,000       2,574,000
                                  -----------     -----------     -----------
Pre-tax results of operations*     12,945,000       9,021,000       4,188,000
Estimated income tax expense        6,398,000       4,271,000       2,124,000
                                  -----------     -----------     -----------
Results of operations*            $ 6,547,000     $ 4,750,000     $ 2,064,000
                                  ===========     ===========     ===========

* Before general and administrative expenses, interest expense, and foreign exchange losses.

(E)   Standardized  Measure,  Including  Year-to-Year  Changes  Therein,  of
      ----------------------------------------------------------------------
      Estimated Discounted Future Net Cash Flows
      ------------------------------------------

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

Standardized Measure of Estimated Discounted Future Net Cash Flows
------------------------------------------------------------------

                                              As of September 30,
                                ----------------------------------------------
                                    2001             2000             1999
                                ------------     ------------     ------------

Future cash inflows             $ 82,347,000     $159,328,000     $108,463,000

Future production costs          (28,883,000)     (32,309,000)     (33,680,000)

Future development costs          (1,216,000)      (1,397,000)      (1,268,000)
                                ------------     ------------     ------------
Future net cash
  flows before income taxes       52,248,000      125,622,000       73,515,000

Future income tax expenses       (18,783,000)     (51,516,000)     (24,914,000)
                                ------------     ------------     ------------

Future net cash flows             33,465,000       74,106,000       48,601,000

10% annual discount
  for timing of cash flows       (12,192,000)     (31,606,000)     (19,844,000)
                                ------------     ------------     ------------

Standardized measure of
  estimated discounted
  future net cash flows         $ 21,273,000     $ 42,500,000     $ 28,757,000
                                ============     ============     ============

Changes in the Standardized Measure of Estimated Discounted Future Net Cash
---------------------------------------------------------------------------
Flows
-----

                                               Year ended September 30,
                                      -----------------------------------------
                                          2001           2000          1999
                                      -----------    -----------    -----------

Beginning of year                     $42,500,000    $28,757,000    $22,673,000
                                      -----------    -----------    -----------

Sales of oil and natural gas
  produced, net of production costs   (16,281,000)   (12,142,000)    (6,762,000)

Net changes in prices and
  production costs, net of
  royalties and wellhead taxes        (25,205,000)    33,265,000     13,452,000

Extensions and discoveries              1,438,000      6,132,000        561,000

Revisions of previous
  quantity estimates                       29,000         38,000        (52,000)

Net change in Canadian
  dollar translation rate              (1,640,000)      (358,000)       864,000

Changes in the timing of
  future production and other          (1,152,000)    (1,755,000)      (851,000)

Net change in income taxes             18,178,000    (14,166,000)    (3,465,000)

Accretion of discount                   3,406,000      2,729,000      2,337,000
                                      -----------    -----------    -----------

Net change                            (21,227,000)    13,743,000      6,084,000
                                      -----------    -----------    -----------

End of year                           $21,273,000    $42,500,000    $28,757,000
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

Item 9.     Directors, Executive Officers, Promoters and Control Persons,
            -------------------------------------------------------------
            Compliance With Section 16(a) of the Exchange Act
            -------------------------------------------------

Item 10.    Executive Compensation
            ----------------------

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

Item 12.    Certain Relationships and Related Transactions
            ----------------------------------------------

      Items 9, 10, 11, and 12 are omitted pursuant to General Instructions E.3. of Form 10-KSB, since the Registrant will file its definitive proxy statement for the 2001 Annual Meeting of Stockholders not later than 120 days after the close of its fiscal year ended September 30, 2001, which proxy statement is incorporated herein by reference.

Item 13.    Exhibits, List and Reports on Form 8-K
            --------------------------------------

(A)   Financial Statements

      The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 7:

      Independent Auditors' Report - KPMG LLP

      Consolidated Balance Sheets - September 30, 2001 and 2000

      Consolidated Statements of Operations -
         for the three years ended September 30, 2001

      Consolidated Statements of Cash Flows -
         for the three years ended September 30, 2001

      Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three years ended September 30, 2001

      Notes to Consolidated Financial Statements


      Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(B)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended September 30, 2001.

(C)   Exhibits

      No. 3.1  Certificate of Incorporation(1)

      No. 3.2  Amended and Restated By-Laws(1)

      No. 4.0 Form of the Registrant's certificate of common stock, par value $.50 per share.(2)

      No. 10.1 The Barnwell Industries, Inc. Employees' Pension Plan (restated as of October 1, 1989).(3)

      No. 10.2 Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.(4)

      No. 10.3 KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu
               Makai Venture and Kaupulehu Developments.(4)

      No. 10.4 Barnwell Industries, Inc.'s letter to Warren D. Steckley dated
               May 6, 1998, regarding certain terms of employment.(5)

      No. 21   List of Subsidiaries.(6)

-----------------------------
(1) Incorporated by reference to the Registrant's Form S-8 dated November 8,
    1991.
(2) Incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 and as amended February 15, 1957 and February 19, 1957.
(3) Incorporated by reference to Form 10-K for the year ended September 30, 1989.
(4) Incorporated by reference to Form 10-K for the year ended September 30, 1992.
(5) Incorporated by reference to Form 10-KSB for the year ended September 30, 2000.
(6) Incorporated by reference to Form 10-KSB for the year ended September 30, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)




      /s/Russell M. Gifford
------------------------------------
By:  Russell M. Gifford
     Chief Financial Officer,
     Executive Vice President and
     Treasurer
Date: November 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

     /s/Morton H. Kinzler
------------------------------------
MORTON H. KINZLER
Chief Executive Officer,
President and
Chairman of the Board
Date: November 30, 2001


     /s/Martin Anderson                         /s/Daniel Jacobson
------------------------------------      ------------------------------------
MARTIN ANDERSON, Director                 DANIEL JACOBSON, Director
Date: November 30, 2001                   Date: November 30, 2001


     /s/Murray C. Gardner                       /s/Terry Johnston
------------------------------------      ------------------------------------
MURRAY C. GARDNER, Director               TERRY JOHNSTON, Director
Date: November 30, 2001                   Date: November 30, 2001


     /s/Erik Hazelhoff-Roelfzema                /s/Alexander C. Kinzler
------------------------------------      ------------------------------------
ERIK HAZELHOFF-ROELFZEMA, Director        ALEXANDER C. KINZLER
Date: November 30, 2001                   Executive Vice President
                                          Secretary and Director
                                          Date: November 30, 2001


     /s/Alan D. Hunter                          /s/Glenn Yago
------------------------------------      ------------------------------------
ALAN D. HUNTER, Director                  GLENN YAGO, Director
Date: November 30, 2001                   Date: November 30, 2001