Form 10QSB
period 2001-12-31
BARNWELL INDUSTRIES INC
filed 2002-02-14
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     X      Quarterly  Report Pursuant to Section 13 or 15(d) of the  Securities
    ---     Exchange Act of 1934

            For the quarterly period ended December 31, 2001


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


As of February 14, 2002 there were 1,314,510 shares of common stock, par value $0.50, outstanding.

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

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         December 31, 2001 and September 30, 2001 (Unaudited)

         Consolidated Statements of Operations
         three months ended December 31, 2001 and 2000 (Unaudited)

         Condensed Consolidated Statements of Cash Flows three months ended December 31, 2001 and 2000 (Unaudited)

         Consolidated Statements of
         Stockholders' Equity and Comprehensive Income three months ended December 31, 2001 and 2000 (Unaudited)

         Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited, see Note A below)

ASSETS
------
                                                   December 31,   September 30,
                                                       2001            2001
                                                   -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 5,047,000     $ 5,154,000
  Accounts receivable, net                           2,097,000       1,873,000
  Notes receivable                                   1,481,000       1,481,000
  Other current assets                               1,890,000       1,435,000
                                                   -----------     -----------
    TOTAL CURRENT ASSETS                            10,515,000       9,943,000

INVESTMENT IN LAND                                   6,943,000       8,677,000

OTHER ASSETS                                           157,000         159,000

NET PROPERTY AND EQUIPMENT                          25,136,000      24,892,000
                                                   -----------     -----------

    TOTAL ASSETS                                   $42,751,000     $43,671,000
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                 $ 3,578,000     $ 3,061,000
  Accrued expenses                                   3,135,000       3,361,000
  Notes payable                                      2,209,000       2,209,000
  Income taxes payable                                   -           2,323,000
  Other current liabilities                            553,000         534,000
  Current portion of long-term debt                    360,000         400,000
                                                   -----------     -----------
    TOTAL CURRENT LIABILITIES                        9,835,000      11,888,000
                                                   -----------     -----------

LONG-TERM DEBT                                      10,096,000       8,667,000
                                                   -----------     -----------

DEFERRED INCOME TAXES                                6,684,000       7,007,000
                                                   -----------     -----------

MINORITY INTEREST                                    1,136,000       1,016,000
                                                   -----------     -----------

STOCKHOLDERS' EQUITY:
  Common stock, par value $.50 a share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                           821,000         821,000
  Additional paid-in capital                         3,139,000       3,105,000
  Retained earnings                                 19,808,000      19,855,000
  Accumulated other comprehensive loss -
    foreign currency translation adjustments        (3,914,000)     (3,797,000)
  Treasury stock, at cost,
    328,287 shares at December 31, 2001, and
    331,845 shares at September 30, 2001            (4,854,000)     (4,891,000)
                                                   -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                      15,000,000      15,093,000
                                                   -----------     -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $42,751,000     $43,671,000
                                                   ===========     ===========


Note A: The condensed consolidated balance sheet at September 30, 2001 has been derived from the audited consolidated financial statements at that date.

            See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                 Three months ended
                                                    December 31,
                                            ---------------------------
                                               2001             2000
Revenues:                                   ----------       ----------
  Oil and natural gas                       $2,570,000       $5,830,000
  Contract drilling                          1,180,000          910,000
  Sale of development rights, net              120,000            -
  Gas processing and other                     140,000          290,000
                                            ----------       ----------

                                             4,010,000        7,030,000
                                            ----------       ----------
Costs and expenses:
  Oil and natural gas operating                880,000          815,000
  Contract drilling operating                  834,000          671,000
  General and administrative                   983,000        1,116,000
  Depreciation, depletion and amortization     968,000          929,000
  Interest expense                              60,000          141,000
  Minority interest in earnings                120,000            3,000
                                            ----------       ----------

                                             3,845,000        3,675,000
                                            ----------       ----------

Earnings before income taxes                   165,000        3,355,000

Income tax provision                            15,000        1,835,000
                                            ----------       ----------

NET EARNINGS                                $  150,000       $1,520,000
                                            ==========       ==========


BASIC EARNINGS PER COMMON SHARE                  $0.11            $1.16
                                                 =====            =====
DILUTED EARNINGS PER COMMON SHARE                $0.11            $1.10
                                                 =====            =====







            See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months ended
                                                              December 31,
                                                       ------------------------
                                                          2001         2000
                                                       -----------  -----------
Cash Flows from Operating Activities:
  Net earnings                                         $   150,000  $ 1,520,000
  Adjustments to reconcile net earnings to net
   cash (used in) provided by operating activities:
    Depreciation, depletion, and amortization              968,000      929,000
    Minority interest in earnings                          120,000        3,000
    Deferred income taxes                                 (259,000)     279,000
    Sale of development rights, net                       (120,000)       -
                                                       -----------  -----------
                                                           859,000    2,731,000
    Decrease from changes
      in current assets and liabilities                 (2,597,000)    (211,000)
                                                       -----------  -----------

        Net cash (used in)
          provided by operating activities              (1,738,000)   2,520,000
                                                       -----------  -----------

Cash Flows from Investing Activities:
  Proceeds from sale of development rights               2,125,000        -
  Decrease in other assets                                   2,000       16,000
  Capital expenditures - contract drilling and other       (15,000)     (90,000)
  Additions to investment in land                         (147,000)    (223,000)
  Capital expenditures - oil and natural gas            (1,404,000)  (1,320,000)
                                                       -----------  -----------

        Net cash provided by
          (used in) investing activities                   561,000   (1,617,000)
                                                       -----------  -----------

Cash Flows from Financing Activities:
  Long-term debt borrowings                              1,582,000         -
  Repayments of long-term debt                            (100,000)    (100,000)
  Payment of dividends                                    (394,000)    (197,000)
                                                       -----------  -----------

        Net cash provided by
          (used in) financing activities                 1,088,000     (297,000)
                                                       -----------  -----------

Effect of exchange rate changes
  on cash and cash equivalents                             (18,000)      14,000
                                                       -----------  -----------

Net (decrease) increase in cash and cash equivalents      (107,000)     620,000
Cash and cash equivalents at beginning of period         5,154,000    5,701,000
                                                       -----------  -----------

Cash and cash equivalents at end of period             $ 5,047,000  $ 6,321,000
                                                       ===========  ===========


Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest (net of amounts capitalized)              $    63,000  $   144,000
                                                       ===========  ===========

    Income taxes                                       $ 2,913,000  $ 1,491,000
                                                       ===========  ===========


            See Notes to Condensed Consolidated Financial Statements


                                           BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                         Three months ended December 31, 2001 and 2000
                                                          (Unaudited)
                                                                                   Accumulated
                                         Additional                                   Other                         Total
                               Common     Paid-In    Comprehensive    Retained    Comprehensive    Treasury     Stockholders'
                               Stock      Capital        Income       Earnings        Loss           Stock         Equity
                              --------   ---------    ------------   -----------   ------------   ------------   ------------
  At September 30, 2000       $821,000   $3,103,000                  $16,680,000   $ (3,048,000)  $ (4,882,000)  $ 12,674,000


  Dividends declared
   ($0.15 per share)                                                    (197,000)                                    (197,000)

  Comprehensive income:
  Net earnings                                        $  1,520,000     1,520,000                                    1,520,000
  Other comprehensive income,
    net of income taxes -
    foreign currency
     translation adjustments                                27,000                       27,000                        27,000
                                                      ------------
  Total comprehensive income                          $  1,547,000
                              --------   ----------   ============   -----------   ------------   ------------   ------------

  At December 31, 2000        $821,000   $3,103,000                  $18,003,000   $ (3,021,000)  $ (4,882,000)  $ 14,024,000
                              ========   ==========                  ===========   ============   ============   ============

  At September 30, 2001       $821,000   $3,105,000                  $19,855,000   $ (3,797,000)  $ (4,891,000)  $ 15,093,000

  Conversion of debentures
    to common stock at
    $20.00 per share                         34,000                                                     37,000         71,000

  Dividends declared
   ($0.15 per share)                                                    (197,000)                                    (197,000)

  Comprehensive income:
  Net earnings                                        $    150,000       150,000                                      150,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
     translation adjustments                              (117,000)                    (117,000)                     (117,000)
                                                      ------------
  Total comprehensive income                          $     33,000
                              --------   ----------   ============   -----------   ------------   ------------   ------------

  At December 31, 2001        $821,000   $3,139,000                  $19,808,000   $ (3,914,000)  $ (4,854,000)  $ 15,000,000
                              ========   ==========                  ===========   ============   ============   ============

                                 See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of December 31, 2001 and the Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended December 31, 2001 and 2000 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2001 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 2001 has been derived from audited consolidated financial statements.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's September 30, 2001 annual report to stockholders. The results of operations for the period ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

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

2.    EARNINGS PER COMMON SHARE
      -------------------------

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for the three months ended December 31, 2001 and 2000 was 1,312,151 and 1,310,952, respectively.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding was 1,355,164 and 1,403,689 for the three months ended December 31, 2001 and 2000, respectively.

      Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2001 and 2000 are as follows:

                                      Three months ended December 31, 2001
                                    -----------------------------------------
                                    Net Earnings        Shares       Per-Share
                                    (Numerator)     (Denominator)      Amount
                                    -----------       ----------       ------
Basic earnings per share            $   150,000        1,312,151       $ 0.11
                                                                       ======

Effect of dilutive securities -
   Common stock options                   -               43,013
                                    -----------       ----------

Diluted earnings per share          $   150,000        1,355,164       $ 0.11
                                    ===========       ==========       ======


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
                                    ===========       ==========       ======


      Assumed conversion of the convertible debentures to 31,500 shares of common stock at December 31, 2001 was excluded from the computation of diluted EPS for the three months ended December 31, 2001 because its effect would be antidilutive. Assumed conversion of common stock options to acquire 20,000 shares were excluded from the computation of diluted EPS for the three months ended December 31, 2000, because its effect would be antidilutive.

3.    INVESTMENT IN LAND
      ------------------

      In October 2001, the State Land Use Commission ("LUC") unanimously approved Kaupulehu Developments' (a general partnership in which the Company has a 77.6% controlling interest) petition for reclassification of approximately 1,009 acres of leasehold land into the Urban District for resort/residential development. This followed a remand procedure at the LUC which resulted from an order of the Supreme Court of the State of Hawaii. 239 of the approximately 1,009 reclassified acres will be transferred to Kaupulehu Makai Venture, an affiliate of the developer of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, under the terms of a November 2001 development rights restructuring agreement, as discussed below. Kaupulehu Developments is proceeding with development of the remaining 770 acres of resort/residential leasehold acreage, of which approximately 171 acres were designated by the LUC as preservation areas with no residential or golf course development. Kaupulehu Developments continues to negotiate a revised development agreement and residential fee purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

      In November 2001, Kaupulehu Developments and Kaupulehu Makai Venture agreed to a restructuring of Kaupulehu Makai Venture's option to purchase residential development rights from Kaupulehu Developments. Under the terms of the new agreement, Kaupulehu Developments will transfer its leasehold interest in 239 of its 1,009 acres of resort/residential zoned land, not under option to Kaupulehu Makai Venture, to Kaupulehu Makai Venture and the amount of acreage under the option to Kaupulehu Makai Venture has been increased from 80 acres to

134 acres. If Kaupulehu Makai Venture fully exercises this option, Kaupulehu Developments will receive a total of $25,500,000. This total amount of the remaining option proceeds has remained unchanged while the timing of the option payments was restructured as follows: two payments of $2,125,000; one due
December 31, 2001 and the second due December 31, 2002; eight payments of $2,656,250 due on each December 31 of years 2003 to 2010. If any annual option payment is not exercised, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

      On December 31, 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000. The Company accounts for sales of development rights under option by use of the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold. Accordingly, in consolidation, approximately $1,880,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying investment in land. Additionally, sales of development rights were further reduced by $128,000 of accrued fees related to the sale. The remaining $120,000 of sales proceeds represents the portion attributable to minority interests.

      The aforementioned $128,000 in fees ($89,000, net of minority interest) on the $2,125,000 development rights proceeds were paid in January 2002 to a company controlled by Mr. Terry Johnston (a director of the Company and a 19.5% owner of Kaupulehu Developments). Under an agreement entered into in 1987 (prior to Mr. Johnston's election to the Company's Board of Directors), the Company is obligated to pay fees, to a company controlled by Mr. Johnston, of 2% of Kaupulehu Developments' gross receipts from the sale of real estate interests. In addition, Cambridge Hawaii Limited Partnership (a 49.9% partner of Kaupulehu Developments), in which the Company purchased a 55.2% interest in April 2001, is obligated to pay fees, under an agreement entered into in 1987, to a company controlled by Mr. Johnston, of 4% of Kaupulehu Developments' gross receipts from the sale of real estate interests. The fees represent compensation for promotion and marketing of Kaupulehu Developments' property and were determined based on the estimated fair value of such services. The Company believes the fees are fair and reasonable compensation for such services.

      On January 31, 2002, the Company paid the remaining $2,209,000 due on the April 2001 purchase of an additional 27.5% interest in Kaupulehu Developments. Also, on January 31, 2002, Mr. Johnston repaid $100,000 of his note receivable to the Company and the Company extended the due date of the $1,381,000 balance of his original $1,481,000 receivable to December 31, 2002. The note bears interest at 10%, payable quarterly, from February 1, 2002, and is secured by a 20.0% interest in Kaupulehu Developments. The Company's revised note receivable from Mr. Johnston is subordinated to a $600,000, 10% note due January 31, 2003, Mr. Johnston made with a third party on January 31, 2002, to pay a portion of the remaining monies due on his April 2001 purchase of an additional interest in Kaupulehu Developments.

      Management believes that Mr. Johnston will repay his note on or before December 31, 2002. The Company estimates that the current value of Mr. Johnston's pledged interest in Kaupulehu Developments is in excess of the combined value of his note to the Company and Mr. Johnston's $600,000 note to a third party to which the Company's note is subordinated.

4.    SEGMENT INFORMATION
      -------------------

      The Company operates three segments: exploring for, developing, producing and selling oil and natural gas (oil and natural gas); investing in leasehold land in Hawaii (land investment); and drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling). The Company's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment requires different operational methods, operational assets and marketing strategies, and operate in different geographical locations. The land investment segment had no revenues during the three months ended December 31, 2000.

      The Company does not allocate general and administrative expenses, interest expense, interest income or income taxes to segments, and there are no transactions between segments that affect segment profit or loss.

                                               Three months ended December 31,
                                               -----------------------------
                                                  2001              2000
                                               -----------       -----------
Revenues:
  Oil and natural gas                          $ 2,570,000       $ 5,830,000
  Contract drilling                              1,180,000           910,000
  Land investment                                  120,000             -
  Other                                            107,000           195,000
                                               -----------       -----------
  Total before interest income                   3,977,000         6,935,000
  Interest income                                   33,000            95,000
                                               -----------       -----------
  Total revenues                               $ 4,010,000       $ 7,030,000
                                               ===========       ===========

Depreciation, depletion and amortization:
  Oil and natural gas                          $   886,000       $   842,000
  Contract drilling                                 29,000            36,000
  Other                                             53,000            51,000
                                               -----------       -----------
  Total                                        $   968,000       $   929,000
                                               ===========       ===========

Operating profit (before
    general and administrative expenses):
  Oil and natural gas                          $   804,000       $ 4,173,000
  Contract drilling                                317,000           203,000
  Land investment, net of minority interest          -                (3,000)
  Other                                             54,000           144,000
                                               -----------       -----------
  Total                                          1,175,000         4,517,000

     General and administrative expenses          (983,000)       (1,116,000)
     Interest expense                              (60,000)         (141,000)
     Interest income                                33,000            95,000
                                               -----------       -----------

     Earnings before income taxes              $   165,000       $ 3,355,000
                                               ===========       ===========


5.    INCOME TAXES
      ------------

      The components of the income tax provision for the three months ended December 31, 2001 and 2000 are as follows:

                            Three months ended
                               December 31,
                        ---------------------------
                           2001             2000
                        ----------       ----------
Current - U.S.          $   18,000       $   60,000
Current - Foreign          256,000        1,496,000
                        ----------       ----------
Total - Current            274,000        1,556,000
                        ----------       ----------

Deferred - U.S.           (275,000)            -
Deferred - Foreign          16,000          279,000
                        ----------       ----------
Total - Deferred          (259,000)         279,000
                        ----------       ----------
                        $   15,000       $1,835,000
                        ==========       ==========

      Of the U.S. deferred tax benefit of $275,000 for the three months ended December 31, 2001, $376,000 relates to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the current period's sale of development rights. There was no such benefit recorded in the three months ended December 31, 2000.

6.    RECENT ACCOUNTING PRONOUNCEMENTS
      --------------------------------

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business. SFAS No. 142 also addresses, regardless of how acquired, the subsequent accounting and measurement of goodwill and intangible assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company currently has no goodwill or intangible assets. The adoption of SFAS No. 142 is not expected to have a material effect on the Company's financial condition, results of operations or liquidity.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

      In  response to the  Securities  and  Exchange  Commission's  Release  No.
33-8040, "Cautionary Advise Regarding Disclosure About Critical Accounting Policies," the company identifies its most critical accounting principles upon which its financial reporting is based as the full cost method of accounting for oil and natural gas properties, the accounting for investment in land, and the percentage of completion method of accounting for contract drilling. These accounting policies are stated in the notes to the consolidated financial statements included in the Company's Form 10-KSB for the year ended September 30, 2001 and in relevant sections in this discussion and analysis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

      Please see Notes 4, 5, 7 and 9 of the "Notes to the Consolidated Financial Statements" in the Company's Form 10-KSB for the year ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows used in operations totaled $1,738,000 for the three months ended December 31, 2001, a decrease in cash of $4,258,000 as compared to $2,520,000 of cash flows provided by operations for the same period in the prior year. This decrease was due to lower operating profit generated by the Company's oil and natural gas segment, due to significantly lower petroleum prices, and due to a $2,323,000 decrease in income taxes payable as the remainder of fiscal 2001 Canadian taxes were due and paid in November 2001. If petroleum product prices remain at or decline from these lower levels, cash flows generated from operations will not be sufficient to fund the Company's current projected level of oil and natural gas capital expenditures, in which case the Company may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.

      In October 2001, the State Land Use Commission ("LUC") unanimously approved Kaupulehu Developments' (a general partnership in which the Company has a 77.6% controlling interest) petition for reclassification of approximately 1,009 acres of leasehold land into the Urban District for resort/residential development. This followed a remand procedure at the LUC which resulted from an order of the Supreme Court of the State of Hawaii. 239 of the approximately 1,009 reclassified acres will be transferred to Kaupulehu Makai Venture, an affiliate of the developer of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, under the terms of a November 2001 development rights restructuring agreement, as discussed below. Kaupulehu Developments is proceeding with development of the remaining 770 acres of resort/residential leasehold acreage, of which approximately 171 acres were designated by the LUC as preservation areas with no residential or golf course development. Kaupulehu Developments continues to negotiate a revised development agreement and residential fee purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

      In November 2001, Kaupulehu Developments and Kaupulehu Makai Venture agreed to a restructuring of Kaupulehu Makai Venture's option to purchase residential development rights from Kaupulehu Developments. Under the terms of the new agreement, Kaupulehu Developments will transfer its leasehold interest in 239 of its 1,009 acres of resort/residential zoned land, not under option to Kaupulehu Makai Venture, to Kaupulehu Makai Venture and the amount of acreage under the option to Kaupulehu Makai Venture has been increased from 80 acres to 134 acres. If Kaupulehu Makai Venture fully exercises this option, Kaupulehu Developments will receive a total of $25,500,000. This total amount of the remaining option proceeds has remained unchanged while the timing of the option payments was restructured as follows: two payments of $2,125,000; one due
December 31, 2001 and the second due December 31, 2002; eight payments of $2,656,250 due on each December 31 of years 2003 to 2010. If any annual option payment is not exercised, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

      On December 31, 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000. The Company accounts for sales of development rights under option by use of the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold. Accordingly, in consolidation, approximately $1,880,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying investment in land. Additionally, sales of development rights were further reduced by $128,000 of accrued fees related to the sale. The remaining $120,000 of sales proceeds represents the portion attributable to minority interests.

      The aforementioned $128,000 in fees ($89,000, net of minority interest) on the $2,125,000 development rights proceeds were paid in January 2002 to a company controlled by Mr. Terry Johnston (a director of the Company and a 19.5% owner of Kaupulehu Developments). Under an agreement entered into in 1987 (prior to Mr. Johnston's election to the Company's Board of Directors), the Company is obligated to pay fees, to a company controlled by Mr. Johnston, of 2% of Kaupulehu Developments' gross receipts from the sale of real estate interests. In addition, Cambridge Hawaii Limited Partnership (a 49.9% partner of Kaupulehu Developments), in which the Company purchased a 55.2% interest in April 2001, is obligated to pay fees, under an agreement entered into in 1987, to a company controlled by Mr. Johnston, of 4% of Kaupulehu Developments' gross receipts from the sale of real estate interests. The fees represent compensation for promotion and marketing of Kaupulehu Developments' property and were determined based on the estimated fair value of such services. The Company believes the fees are fair and reasonable compensation for such services.

      On January 31, 2002, the Company paid the remaining $2,209,000 due on the April 2001 purchase of an additional 27.5% interest in Kaupulehu Developments. Also, on January 31, 2002, Mr. Johnston repaid $100,000 of his note receivable to the Company and the Company extended the due date of the $1,381,000 balance of his original $1,481,000 receivable to December 31, 2002. The note bears interest at 10%, payable quarterly, from February 1, 2002, and is secured by a 20.0% interest in Kaupulehu Developments. The Company's revised note receivable from Mr. Johnston is subordinated to a $600,000, 10% note due January 31, 2003, Mr. Johnston made with a third party on January 31, 2002, to pay a portion of the remaining monies due on his April 2001 purchase of an additional interest in Kaupulehu Developments.

      Management believes that Mr. Johnston will repay his note on or before December 31, 2002. The Company estimates that the current value of Mr. Johnston's pledged interest in Kaupulehu Developments is in excess of the combined value of his note to the Company and Mr. Johnston's $600,000 note to a third party to which the Company's note is subordinated.

      At December 31, 2001, the Company had $5,047,000 in cash and cash equivalents, and approximately $2,100,000 of available credit under its credit facility with a Canadian bank. At January 31, 2002, after the $2,209,000 payment discussed above, the Company had approximately $1,700,000 in cash and approximately $600,000 of available credit under its credit facility with a Canadian bank.

      In September 2001, the Company declared a dividend of $0.15 per share payable October 17, 2001 to stockholders of record October 2, 2001. In November 2001, the Company declared a dividend of $0.15 per share payable January 2, 2002, to stockholders of record December 17, 2001.

      During the quarter ended December 31, 2001, the Company invested $1,404,000 in oil and natural gas properties in Canada, as compared to $1,320,000 during the prior year's first quarter. The Company also invested $147,000 (including interest costs capitalized) towards the further planning and development of the North Kona, Hawaii property held by Kaupulehu Developments, a general partnership in which the Company has a 77.6% interest.

      The Company participated in the drilling of 3 gross wells (1.35 net wells), all of which were successful, and 2 gross (0.18 net) well recompletions in Alberta, Canada, during the three months ended December 31, 2001. One of these three wells produced water on completion but management believes that the well will be successfully completed and brought online. All three wells drilled this quarter were on prospects developed by the Company, while in last year's first quarter only one well was developed by the Company. During the three months ended December 31, 2000, the Company participated in the drilling of 15 gross wells (2.00 net wells), of which 13 (1.25 net) were successful, and four gross (0.45 net) well recompletions in Alberta, Canada. Production from the wells drilled this quarter is expected to be brought online in the later half of fiscal 2002.

      The following table sets forth the more detailed information with respect to the number of exploratory ("Exp.") and development ("Dev.") wells drilled for the quarters ended December 31, 2001 and 2000 in which the Company participated:

                 Productive        Productive
                 Oil Wells         Gas Wells         Dry Holes        Total Wells
               --------------    --------------    --------------    --------------
December 31,   Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
2001           -----    -----    -----    -----    -----    -----    -----    -----
----
Gross*           -        -        -       3.00      -        -        -       3.00
Net*             -        -        -       1.35      -        -        -       1.35

2000
----
Gross*           -       9.00      -       4.00     1.00     1.00     1.00    14.00
Net*             -       0.89      -       0.36     0.50     0.25     0.50     1.50

-------------------
* The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but 0.50 net well. The gross figure includes interests owned of record by Barnwell and in addition the portion owned by others.

RESULTS OF OPERATIONS
---------------------

Summary/General
---------------

      Net earnings of $150,000 include $376,000 of deferred income tax benefits recognized during the quarter as a result of the Company expensing, for book purposes, approximately $1,110,000 of investment in land costs in excess of land costs deductible for tax purposes. If Kaupulehu Developments had not received $2,125,000 in cash on December 31, 2001, revenues and costs would each have been reduced by $120,000, the income tax provision would have been increased by $376,000 and the Company would have reported a net loss of $226,000.

      If winter weather in North America or other factors do not bring about higher prices for natural gas or the Company is not successful in increasing its production of petroleum products or the Company does not have additional earnings from its land investment segment this year, management expects the Company to incur losses in the remaining quarters of fiscal 2002.

Oil and Natural Gas
-------------------

                                 SELECTED OPERATING STATISTICS
                         ----------------------------------------------
                                     Average Price Per Unit
                         ----------------------------------------------
                          Three months ended
                             December 31,                 Decrease
                         ---------------------        -----------------
                          2001           2000            $          %
                         ------         ------        -------      ----
Liquids (Bbls)*          $12.23         $23.29        $(11.06)     (47%)
Oil (Bbls)*              $15.52         $28.27        $(12.75)     (45%)
Natural gas (MCF)**      $ 1.96         $ 4.55        $ (2.59)     (57%)

                                         Net Production
                         ----------------------------------------------
                           Three months ended             Increase
                               December 31,              (Decrease)
                         -----------------------      -----------------
                          2001            2000         Units        %
                         -------         -------      -------      ----
Liquids (Bbls)*           26,000          27,000       (1,000)      (4%)
Oil (Bbls)*               36,000          49,000      (13,000)     (27%)
Natural gas (MCF)**      896,000         838,000       58,000        7%

      *Bbls = stock tank barrel equivalent to 42 U.S. gallons
      **MCF = 1,000 cubic feet

      Oil and natural gas revenues decreased $3,260,000 (56%) for the three months ended December 31, 2001, as compared to the same period in 2000, due to 57%, 45% and 47% decreases in natural gas, oil and natural gas liquids prices, respectively. Unseasonably warm weather in the Northeast and other parts of the country have decreased demand for natural gas, which together with higher current levels of natural gas stored in the U.S. resulted in significantly lower natural gas prices. The weather has continued to be above normal, decreasing demand for natural gas, and natural gas storage levels have continued to remain higher than storage levels last year and two and three years ago. Management expects prices for petroleum products to remain significantly below last year and expects natural gas prices in the second quarter to average near the Company's average price received in December 2001 of $1.83 per MCF. This would represent a decrease of $3.98 per MCF, or 69%, from the natural gas price received by the Company in the second quarter of fiscal 2001.

      Also contributing to the decrease in oil and natural gas revenues was a 27% decline in oil production due to declines in production from some of the Company's more mature oil properties. For the three months ended December 31, 2001, as compared to the same period in 2000, gross natural gas production remained the same while net natural gas production increased 7% due to a decline in royalties which decline as prices decline. In the month of December 2001, gross natural gas production declined 9% due to declines in production at Dunvegan, one of the Company's more mature properties and the Company's principal natural gas property. In October 2001, the operator of Dunvegan, Anderson Exploration, Ltd., was acquired by Devon Energy Corporation. Subsequent to Devon Energy Corporation's acquisition, development activities at Dunvegan have decreased substantially.

Contract Drilling
-----------------

      Contract drilling revenues and costs increased $270,000 (30%) and $163,000 (24%), respectively, for the three months ended December 31, 2001, as compared to the same period in 2000, due to an increase in water well drilling activity in the current year period, as compared to the same period in 2000. As a result, operating profit before general and administrative expenses increased $114,000 (56%) for the three months ended December 31, 2001, as compared to the same period in 2000.

      Due to the decline in contracts being put out for bid and the Company having to reduce its bid prices due to competitive forces, management expects contract drilling revenues and operating margins to decline in the second quarter, as compared to the current quarter and the second quarter of last year, and for all of fiscal 2002, as compared to fiscal 2001.

Sale of Development Rights and Minority Interest in Earnings
------------------------------------------------------------

      On December 31, 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000. The Company recognized revenues of $120,000 and minority interest in earnings of the same amount, and accordingly did not recognize any operating profit on this transaction as it accounts for development rights under option under the cost recovery method where no operating profit is recognized until cash received exceeds costs and estimated future costs associated with the development rights. The Company did record $376,000 in deferred tax benefits in the quarter ended December 31, 2001 related to the temporary difference created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes. The Company did not receive any revenues in the three months ended December 31, 2000 related to its interest in Kaupulehu Developments. Kaupulehu Developments' revenues specifically relate to sales of leasehold interests and development rights, which have not occurred every year.

Gas Processing and Other
------------------------

      Gas processing and other income decreased $150,000 (52%) for the three months ended December 31, 2001, as compared to the same period in 2000, due to lower gas processing revenues due to a decline in the quantity of third party natural gas processed and lower interest income due to lower average cash and cash equivalents balances and lower interest rates. Due to lower average cash balances and low interest rates and estimated lower gas processing revenues, management expects that gas processing and other income will decline in fiscal 2002, as compared to fiscal 2001.

General and Administrative Expenses
-----------------------------------

      General and administrative expenses decreased $133,000 (12%) for the three months ended December 31, 2001, as compared to the same period in 2000, due to a decrease in personnel costs and incentive compensation costs.

Interest Expense
----------------

      Interest expense decreased $81,000 (57%) for the three months ended December 31, 2001, as compared to the same period in 2000, principally due to lower average interest rates and partly due to an increase in capitalized interest partially offset by higher average loan balances. Management expects interest expense in the remainder of fiscal 2002 to increase as compared to fiscal 2002's first quarter due to higher average loan balances.

Income Taxes
------------

      Of the U.S. deferred tax benefit of $275,000 for the three months ended December 31, 2001, $376,000 relates to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the current period's sale of development rights. There was no such benefit recorded in the three months ended December 31, 2000.


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

Date:  February 14, 2002