Form 10QSB
period 2002-03-31
BARNWELL INDUSTRIES INC
filed 2002-05-14
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF  THE SECURITIES
     ---     EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2002

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



As of May 14, 2002 there were 1,314,510 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format      Yes           No     X
                                                        -----         -----

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------

                                      INDEX
                                      -----


PART I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
           March 31, 2002 and September 30, 2001 (Unaudited)

           Consolidated Statements of Operations -
           three and six months ended March 31, 2002 and 2001 (Unaudited)

           Condensed Consolidated Statements of Cash Flows - six months ended March 31, 2002 and 2001 (Unaudited)

           Consolidated Statements of
           Stockholders' Equity and Comprehensive Income (Loss) - three months ended March 31, 2002 and 2001 (Unaudited)

           Consolidated Statements of
           Stockholders' Equity and Comprehensive Income (Loss) - six months ended March 31, 2002 and 2001 (Unaudited)

           Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis or Plan of Operation

PART II.   OTHER INFORMATION:

Item 6.    Exhibits and reports on Form 8-K

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited, see Note A below)

       ASSETS                                                  March 31,     September 30,
       ------                                                    2002           2001
                                                              -----------    -----------
       CURRENT ASSETS:
          Cash and cash equivalents                           $ 1,966,000    $ 5,154,000
          Accounts receivable, net                              2,446,000      2,422,000
          Notes receivable                                      1,381,000      1,481,000
          Other current assets                                    930,000        886,000
                                                              -----------    -----------
             TOTAL CURRENT ASSETS                               6,723,000      9,943,000

       INVESTMENT IN LAND                                       7,350,000      8,677,000

       OTHER ASSETS                                               154,000        159,000

       NET PROPERTY AND EQUIPMENT                              25,565,000     24,892,000
                                                              -----------    -----------

             TOTAL ASSETS                                     $39,792,000    $43,671,000
                                                              ===========    ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

       CURRENT LIABILITIES:
          Accounts payable                                    $ 3,035,000    $ 3,061,000
          Accrued expenses                                      2,288,000      3,361,000
          Notes payable                                             -          2,209,000
          Income taxes payable                                      -          2,323,000
          Other current liabilities                               560,000        534,000
          Current portion of long-term debt                       360,000        400,000
                                                              -----------    -----------
             TOTAL CURRENT LIABILITIES                          6,243,000     11,888,000
                                                              -----------    -----------

       LONG-TERM DEBT                                          11,102,000      8,667,000
                                                              -----------    -----------

       DEFERRED INCOME TAXES                                    6,816,000      7,007,000
                                                              -----------    -----------

       MINORITY INTEREST                                          857,000      1,016,000
                                                              -----------    -----------

       STOCKHOLDERS' EQUITY:
          Common stock, par value $0.50 per share:
            Authorized, 4,000,000 shares
            Issued, 1,642,797 shares                              821,000        821,000
          Additional paid-in capital                            3,139,000      3,105,000
          Retained earnings                                    19,598,000     19,855,000
          Accumulated other comprehensive loss -
            foreign currency translation adjustments           (3,930,000)    (3,797,000)
          Treasury stock, at cost,
             328,287 shares at March 31, 2002 and
             331,845 shares at September 30, 2001              (4,854,000)    (4,891,000)
                                                              -----------    -----------
             TOTAL STOCKHOLDERS' EQUITY                        14,774,000     15,093,000
                                                              -----------    -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $39,792,000    $43,671,000
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

                       See Notes to Condensed Consolidated Financial Statements


                                       BARNWELL INDUSTRIES, INC.
                                           AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)



                                             Three months ended                Six months ended
                                                  March 31,                       March 31,
                                         ---------------------------     ----------------------------
                                            2002             2001           2002             2001
                                         ----------       ----------     ----------       -----------
Revenues:
  Oil and natural gas                    $2,530,000       $6,110,000     $5,100,000       $11,940,000
  Contract drilling                         940,000          730,000      2,120,000         1,640,000
  Sale of development rights, net             -                -            120,000             -
  Gas processing and other                  240,000          240,000        380,000           530,000
                                         ----------       ----------     ----------       -----------
                                          3,710,000        7,080,000      7,720,000        14,110,000
                                         ----------       ----------     ----------       -----------
Costs and expenses:
  Oil and natural gas operating             856,000          833,000      1,736,000         1,648,000
  Contract drilling operating               624,000          664,000      1,458,000         1,335,000
  General and administrative              1,042,000          904,000      2,025,000         2,020,000
  Depreciation, depletion
    and amortization                        841,000        1,012,000      1,809,000         1,941,000
  Interest expense                           77,000          144,000        137,000           285,000
  Minority interest
    in earnings (losses)                     (1,000)           4,000        119,000             7,000
                                         ----------       ----------     ----------       -----------
                                          3,439,000        3,561,000      7,284,000         7,236,000
                                         ----------       ----------     ----------       -----------

Earnings before income taxes                271,000        3,519,000        436,000         6,874,000

Income tax provision                        481,000        2,119,000        496,000         3,954,000
                                         ----------       ----------     ----------       -----------

NET (LOSS) EARNINGS                      $ (210,000)      $1,400,000     $  (60,000)      $ 2,920,000
                                         ==========       ==========     ==========       ===========

BASIC (LOSS) EARNINGS
  PER COMMON SHARE                       $    (0.16)      $     1.07     $    (0.05)      $      2.23
                                         ==========       ==========     ==========       ===========

DILUTED (LOSS) EARNINGS
  PER COMMON SHARE                       $    (0.16)      $     1.02     $    (0.05)      $      2.13
                                         ==========       ==========     ==========       ===========


                       See Notes to Condensed Consolidated Financial Statements


                        BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                    Six months ended
                                                                        March 31,
                                                              -----------------------------
                                                                 2002              2001
                                                              -----------       -----------
   Cash Flows from Operating Activities:
      Net (loss) earnings                                     $   (60,000)      $ 2,920,000
      Adjustments to reconcile net (loss) earnings to net
        cash (used in) provided by operating activities:
          Depreciation, depletion, and amortization             1,809,000         1,941,000
          Minority interest in earnings                           119,000             7,000
          Deferred income taxes                                  (129,000)          279,000
          Sale of development rights, net                        (120,000)            -
                                                              -----------       -----------

                                                                1,619,000         5,147,000
       (Decrease) increase from changes
           in current assets and liabilities                   (3,225,000)        1,451,000
                                                              -----------       -----------

            Net cash (used in)
              provided by operating activities                 (1,606,000)        6,598,000
                                                              -----------       -----------

   Cash Flows from Investing Activities:
      Proceeds from sale of development rights                  1,997,000             -
      Proceeds from collection of note receivable                 100,000             -
      Decrease in other assets                                      6,000             2,000
      Capital expenditures - contract drilling and other         (123,000)         (102,000)
      Additions to investment in land                            (554,000)         (407,000)
      Capital expenditures - oil and natural gas               (2,582,000)       (2,576,000)
                                                              -----------       -----------

        Net cash used in investing activities                  (1,156,000)       (3,083,000)
                                                              -----------       -----------

   Cash Flows from Financing Activities:
      Long-term debt borrowings                                 2,678,000             -
      Repayments of long-term debt                               (190,000)         (200,000)
      Distribution to minority interest partners                 (278,000)            -
      Payment of dividends                                       (394,000)         (459,000)
      Repayment of notes payable                               (2,209,000)            -
                                                              -----------       -----------

        Net cash used in financing activities                    (393,000)         (659,000)
                                                              -----------       -----------

   Effect of exchange rate
      changes on cash and cash equivalents                        (33,000)         (210,000)
                                                              -----------       -----------

   Net (decrease) increase in cash and cash equivalents        (3,188,000)        2,646,000
   Cash and cash equivalents at beginning of period             5,154,000         5,701,000
                                                              -----------       -----------

   Cash and cash equivalents at end of period                 $ 1,966,000       $ 8,347,000
                                                              ===========       ===========

   Supplemental disclosures of cash flow information:

      Cash paid during the period for:
         Interest (net of amounts capitalized)                $   115,000       $   290,000
                                                              ===========       ===========

         Income taxes                                         $ 2,901,000       $ 2,245,000
                                                              ===========       ===========

    Supplemental disclosure of noncash financing activity:

        In December 2001, approximately $71,000 of convertible debentures, including accrued interest, was converted to 3,558 shares of the Company's stock at $20 per share; these shares were issued from the Company's treasury stock.

                       See Notes to Condensed Consolidated Financial Statements


                                         BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                         Three months ended March 31, 2002 and 2001
                                                        (Unaudited)

                                                                                   Accumulated
                                         Additional   Comprehensive                   Other                         Total
                               Common     Paid-In        Income       Retained    Comprehensive    Treasury     Stockholders'
                               Stock      Capital        (Loss)       Earnings         Loss          Stock          Equity
                              --------   ----------   ------------   -----------   ------------   ------------   ------------
Balances at December 31, 2000 $821,000   $3,103,000                  $18,003,000   $ (3,021,000)  $ (4,882,000)  $ 14,024,000

Dividends declared
 ($0.20 per share)                                                      (262,000)                                    (262,000)

Comprehensive income:
  Net earnings                                        $  1,400,000     1,400,000                                    1,400,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
     translation adjustments                              (797,000)                    (797,000)                     (797,000)
                                                      ------------
Total comprehensive income                            $    603,000
                              --------   ----------   ============   -----------   ------------   ------------   ------------

Balances at March 31, 2001    $821,000   $3,103,000                  $19,141,000   $ (3,818,000)  $ (4,882,000)  $ 14,365,000
                              ========   ==========                  ===========   ============   ============   ============

Balances at December 31, 2001 $821,000   $3,139,000                  $19,808,000   $ (3,914,000)  $ (4,854,000)  $ 15,000,000

Comprehensive loss:
  Net loss                                            $   (210,000)     (210,000)                                    (210,000)
  Other comprehensive loss,
    net of income taxes -
    foreign currency
     translation adjustments                               (16,000)                     (16,000)                      (16,000)
                                                      ------------
Total comprehensive loss                              $   (226,000)
                              --------   ----------   ============   -----------   ------------   ------------   ------------

Balances at March 31, 2002    $821,000   $3,139,000                  $19,598,000   $ (3,930,000)  $ (4,854,000)  $ 14,774,000
                              ========   ==========                  ===========   ============   ============   ============

                                 See Notes to Condensed Consolidated Financial Statements


                                         BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                          Six months ended March 31, 2002 and 2001
                                                        (Unaudited)

                                                                                   Accumulated
                                         Additional   Comprehensive                   Other                         Total
                               Common     Paid-In        Income       Retained    Comprehensive     Treasury     Stockholders'
                               Stock      Capital        (Loss)        Earnings        Loss          Stock          Equity
                              --------   ----------   ------------   -----------   ------------   ------------   ------------
Balances at
  September 30, 2000          $821,000   $3,103,000                  $16,680,000   $ (3,048,000)  $ (4,882,000)  $ 12,674,000

Dividends declared
 ($0.35 per share)                                                      (459,000)                                    (459,000)

Comprehensive income:
  Net earnings                                        $  2,920,000     2,920,000                                    2,920,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
     translation adjustments                              (770,000)                    (770,000)                     (770,000)
                                                      ------------
Total comprehensive income                            $  2,150,000
                              --------   ----------   ============   -----------   ------------   ------------   ------------

Balances at March 31, 2001    $821,000   $3,103,000                  $19,141,000   $ (3,818,000)  $ (4,882,000)  $ 14,365,000
                              ========   ==========                  ===========   ============   ============   ============


Balances at
  September 30, 2001          $821,000   $3,105,000                  $19,855,000   $ (3,797,000)  $ (4,891,000)  $ 15,093,000

Conversion of debentures
  to common stock at
  $20.00 per share                           34,000                                                     37,000         71,000

Dividends declared
 ($0.15 per share)                                                      (197,000)                                    (197,000)

Comprehensive loss:
  Net loss                                            $    (60,000)      (60,000)                                     (60,000)
  Other comprehensive loss,
    net of income taxes -
    foreign currency
     translation adjustments                              (133,000)                    (133,000)                     (133,000)
                                                      ------------
Total comprehensive loss                              $   (193,000)
                              --------   ----------   ============   -----------   ------------   ------------   ------------

Balances at March 31, 2002    $821,000   $3,139,000                  $19,598,000   $ (3,930,000)  $ (4,854,000)  $ 14,774,000
                              ========   ==========                  ===========   ============   ============   ============

                                  See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        -------------------------------------------

        The Condensed Consolidated Balance Sheet as of March 31, 2002, the Consolidated Statements of Operations for the three and six months ended March 31, 2002 and 2001, the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2002 and 2001, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the three and six months ended March 31, 2002 and 2001 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 2001 has been derived from audited financial statements. A reclassification was made to the Condensed Consolidated Balance Sheet as of September 30, 2001 to conform to classifications used in the Condensed Consolidated Balance Sheet as of March 31, 2002. The reclassification had no effect on previously reported results of operations.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 annual report on Form 10-KSB. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

2.      EARNINGS PER COMMON SHARE
        -------------------------
        Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding were 1,314,510 and 1,313,317 for the three and six months ended March 31, 2002, respectively, and 1,310,952 for the three and six months ended March 31, 2001.

        Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding were 1,314,510 and 1,313,317 for the three and six months ended March 31, 2002, respectively, and 1,399,129 and 1,398,910 for the three and six months ended March 31, 2001, respectively.

        Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and six months ended March 31, 2001 are as follows:

                                        Three months ended March 31, 2001
                                   --------------------------------------------
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
                                   ==========         ==========         ======

                                         Six months ended March 31, 2001
                                   --------------------------------------------
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
                                   ==========         ==========         ======


        Assumed conversion of common stock options and convertible debentures to 146,000 and 27,000 shares of common stock, respectively, at March 31, 2002 were excluded from the computation of diluted EPS for the three and six months ended March 31, 2002, because their effect would be antidilutive. Assumed conversion of options to acquire 20,000 shares were excluded from the computation of diluted EPS for the three and six months ended March 31, 2001, because its effect would be antidilutive.

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

        In November 2001, Kaupulehu Developments and Kaupulehu Makai Venture agreed to a restructuring of Kaupulehu Makai Venture's option to purchase residential development rights from Kaupulehu Developments. Under the terms of the new agreement, Kaupulehu Developments will transfer its leasehold interest in 239 of its approximately 1,009 acres of resort/residential zoned land, not under option to Kaupulehu Makai Venture, to Kaupulehu Makai Venture and the amount of acreage under the option to Kaupulehu Makai Venture has been increased from 80 acres to 134 acres. If Kaupulehu Makai Venture fully exercises this option, Kaupulehu Developments will receive a total of $25,500,000. This total amount of the remaining option proceeds has remained unchanged while the timing of the option payments was restructured as follows: two payments of $2,125,000; one due December 31, 2001 and the second due December 31, 2002; eight payments of $2,656,250 due on each December 31 of years 2003 to 2010. If any annual option payment is not exercised, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

        On December 31, 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000. The Company accounts for sales of development rights under option by use of the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold. Accordingly, in consolidation, approximately $1,880,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying investment in land in the first quarter ended December 31, 2001. Additionally, sales of development rights were further reduced by $128,000 of fees related to the sale. The remaining $120,000 of sales proceeds represents the portion attributable to minority interests.

        The aforementioned $128,000 in fees ($89,000, net of minority interest) on the $2,125,000 development rights proceeds were paid in January 2002 to a company controlled by Mr. Terry Johnston (a director of the Company and a 19.5% owner of Kaupulehu Developments). Under an agreement entered into in 1987 (prior to Mr. Johnston's election to the Company's Board of Directors), the Company is obligated to pay fees, to a company controlled by Mr. Johnston, of 2% of Kaupulehu Developments' gross receipts from the sale of real estate interests. In addition, Cambridge Hawaii Limited Partnership (a 49.9% partner of Kaupulehu Developments), in which the Company purchased a 55.2% interest in April 2001, is obligated to pay fees under an agreement entered into in 1987, to a company controlled by Mr. Johnston, of 4% of Kaupulehu Developments' gross receipts from the sale of real estate interests. The fees represent compensation for promotion and marketing of Kaupulehu Developments' property and were determined based on the estimated fair value of such services. The Company believes the fees are fair and reasonable compensation for such services.

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


                              Three months ended March 31,          Six months ended March 31,
                              -----------------------------       -----------------------------
                                 2002              2001              2002               2001
                              -----------       -----------       -----------       -----------
Revenues:
  Oil and natural gas         $ 2,530,000       $ 6,110,000       $ 5,100,000       $11,940,000
  Contract drilling               940,000           730,000         2,120,000         1,640,000
  Land investment                   -                 -               120,000             -
  Other                           203,000           137,000           310,000           332,000
                              -----------       -----------       -----------       -----------
  Total before
    interest income             3,673,000         6,977,000         7,650,000        13,912,000
  Interest income                  37,000           103,000            70,000           198,000
                              -----------       -----------       -----------       -----------
  Total revenues              $ 3,710,000       $ 7,080,000       $ 7,720,000       $14,110,000
                              ===========       ===========       ===========       ===========

Depreciation, depletion
 and amortization:
  Oil and natural gas         $   761,000       $   932,000       $ 1,647,000       $ 1,774,000
  Contract drilling                30,000            27,000            59,000            63,000
  Other                            50,000            53,000           103,000           104,000
                              -----------       -----------       -----------       -----------
  Total                       $   841,000       $ 1,012,000       $ 1,809,000       $ 1,941,000
                              ===========       ===========       ===========       ===========

Operating profit
  (before general and
  administrative expenses):
  Oil and natural gas         $   913,000       $ 4,345,000       $ 1,717,000       $ 8,518,000
  Contract drilling               286,000            39,000           603,000           242,000
  Land investment, net
    of minority interest            1,000            (4,000)            1,000            (7,000)
  Other                           153,000            84,000           207,000           228,000
                              -----------       -----------       -----------       -----------
  Total                         1,353,000         4,464,000         2,528,000         8,981,000

  General and
    administrative expenses    (1,042,000)         (904,000)       (2,025,000)       (2,020,000)
  Interest expense                (77,000)         (144,000)         (137,000)         (285,000)
  Interest income                  37,000           103,000            70,000           198,000
                              -----------       -----------       -----------       -----------

   Earnings before
      income taxes            $   271,000       $ 3,519,000       $   436,000       $ 6,874,000
                              ===========       ===========       ===========       ===========

5.      INCOME TAXES
        ------------

        The components of the provision for income taxes for the three and six months ended March 31, 2002 and 2001 are as follows:


                          Three months ended           Six months ended
                               March 31,                  March 31,
                       ------------------------    ------------------------
                          2002          2001          2002          2001
                       ----------    ----------    ----------    ----------
Current - U.S.         $    -        $   50,000    $   18,000    $  110,000
Current - Foreign         351,000     2,069,000       607,000     3,565,000
                       ----------    ----------    ----------    ----------
Total - Current           351,000     2,119,000       625,000     3,675,000
                       ----------    ----------    ----------    ----------

Deferred - U.S.           130,000         -          (145,000)        -
Deferred - Foreign          -             -            16,000       279,000
                       ----------    ----------    ----------    ----------
Total - Deferred          130,000         -          (129,000)      279,000
                       ----------    ----------    ----------    ----------
                       $  481,000    $2,119,000    $  496,000    $3,954,000
                       ==========    ==========    ==========   ===========

        Included in the provision for deferred income taxes for the six months ended March 31, 2002 is a U.S. deferred tax benefit of $376,000 related to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the sale of land development rights in December 2001. There was no such benefit recorded in the three months ended March 31, 2002 or in the three and six months ended March 31, 2001.

        The provision for income taxes did not bear a normal relationship to earnings before income taxes because Canadian taxes were payable on Canadian operations and losses from U.S. operations provide no foreign tax benefits.

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

CRITICAL ACCOUNTING POLICIES
----------------------------

        In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company identifies its most critical accounting principles upon which its financial reporting is based as the full cost method of accounting for oil and natural gas properties, the accounting for investment in land, and the percentage of completion method of accounting for contract drilling. These accounting policies are stated in the notes to the consolidated financial statements included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

        Please see Notes 4, 5, 7 and 9 of the "Notes to the Consolidated Financial Statements" in the Company's annual report on Form 10-KSB for the year ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        Cash flows used by operations totaled $1,606,000 for the six months ended March 31, 2002, an $8,204,000 decrease from cash flows provided by operations of $6,598,000 for the same period in fiscal 2001. This decrease was due to lower operating profit generated by the Company's oil and natural gas segment, due to significantly lower petroleum prices, and due to differences in the amount and timing of payments of income taxes and accrued expenses. If petroleum product prices remain at or decline from these lower levels, cash flows generated by operations will not be sufficient to fund the Company's current projected level of oil and natural gas capital expenditures, in which case the Company may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.

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

        In November 2001, Kaupulehu Developments and Kaupulehu Makai Venture agreed to a restructuring of Kaupulehu Makai Venture's option to purchase residential development rights from Kaupulehu Developments. Under the terms of the new agreement, Kaupulehu Developments will transfer its leasehold interest in 239 of its approximately 1,009 acres of resort/residential zoned land, not under option to Kaupulehu Makai Venture, to Kaupulehu Makai Venture and the amount of acreage under the option to Kaupulehu Makai Venture will be increased from 80 acres to 134 acres. If Kaupulehu Makai Venture fully exercises this option, Kaupulehu Developments will receive a total of $25,500,000. This total amount of the remaining option proceeds has remained unchanged while the timing of the option payments was restructured as follows: two payments of $2,125,000; one due December 31, 2001 and the second due December 31, 2002; eight payments of $2,656,250 due on each December 31 of years 2003 to 2010. If any annual option payment is not exercised, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

        On December 31, 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000. The Company accounts for sales of development rights under option by use of the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold. Accordingly, in consolidation, approximately $1,880,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying investment in land in the first quarter ended December 31, 2001. Additionally, sales of development rights were further reduced by $128,000 of fees related to the sale. The remaining $120,000 of sales proceeds represents the portion attributable to minority interests.

        The aforementioned $128,000 in fees ($89,000, net of minority interest) on the $2,125,000 development rights proceeds were paid in January 2002 to a company controlled by Mr. Terry Johnston (a director of the Company and a 19.5% owner of Kaupulehu Developments). Under an agreement entered into in 1987 (prior to Mr. Johnston's election to the Company's Board of Directors), the Company is obligated to pay fees, to a company controlled by Mr. Johnston, of 2% of Kaupulehu Developments' gross receipts from the sale of real estate interests. In addition, Cambridge Hawaii Limited Partnership (a 49.9% partner of Kaupulehu Developments), in which the Company purchased a 55.2% interest in April 2001, is obligated to pay fees under an agreement entered into in 1987, to a company controlled by Mr. Johnston, of 4% of Kaupulehu Developments' gross receipts from the sale of real estate interests. The fees represent compensation for promotion and marketing of Kaupulehu Developments' property and were determined based on the estimated fair value of such services. The Company believes the fees are fair and reasonable compensation for such services. Additionally, in January 2002, approximately $278,000 of distributions were paid to the minority owners of Cambridge Hawaii Limited Partnership, of which $274,000 was paid to entities in which Mr. Johnston has a controlling interest.

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

        During the six months ended March 31, 2002, the Company invested $554,000 (including interest costs capitalized) towards the further planning and development of the North Kona, Hawaii property held by Kaupulehu Developments.

        During the six months ended March 31, 2002, the Company repaid $190,000 of the outstanding balance of the convertible debentures and borrowed approximately $2,678,000 under its credit facility with a Canadian bank. At March 31, 2002, the Company had $1,966,000 in cash and cash equivalents, and approximately $1,000,000 of available credit under its credit facility with a Canadian bank.

        In September 2001, the Company declared a dividend of $0.15 per share payable October 17, 2001 to stockholders of record October 2, 2001. In November 2001, the Company declared a dividend of $0.15 per share payable January 2, 2002, to stockholders of record December 17, 2001.

        During  the six  months  ended  March 31,  2002,  the  Company  invested
$2,582,000 in oil and natural gas properties in Canada, as compared to $2,576,000 during the same period in fiscal 2001.

        During the three months ended March 31, 2002, the Company participated in the drilling of 6 gross wells (2.25 net wells), of which 5 gross (1.70 net) wells were successful, in Alberta, Canada. During the six months ended March 31, 2002, the Company participated in the drilling of 9 gross wells (3.60 net wells), of which 8 gross (3.05 net) wells were successful, in Alberta, Canada. Three of the eight wells classified as successful have had completion difficulties, however management is working to successfully complete the wells and believes that the wells will be successfully brought on line. Seven of the nine wells the Company participated in drilling during the six months ended March 31, 2002 were on prospects developed by the Company. In last year's first six months, nine of the 25 wells the Company participated in drilling were on prospects developed by the Company.

        Additionally, during the three and six months ended March 31, 2002, the Company participated in the recompletion of two gross wells (0.54 net wells) and four gross wells (0.72 net wells), respectively, in Alberta, Canada.

        The following table sets forth the more detailed information with respect to the number of exploratory ("Exp.") and development ("Dev.") wells drilled for the three and six months ended March 31, 2002 and 2001 in which the Company participated:

Three months ended March 31,
----------------------------

             Productive       Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           --------------    -------------     -------------     -------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     ----
2002
----
Gross*     1.00     2.00      -       2.00     1.00      -       2.00     4.00
Net*       0.25     0.82      -       0.63     0.55      -       0.80     1.45

2001
----
Gross*      -       1.00     1.00     4.00     3.00     1.00     4.00     6.00
Net*        -       0.13     0.20     0.45     1.65     0.10     1.85     0.68

Six months ended March 31,
--------------------------

             Productive       Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     -------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     ----
2002
----
Gross*     1.00     2.00      -       5.00     1.00      -       2.00     7.00
Net*       0.25     0.82      -       1.98     0.55      -       0.80     2.80

2001
----
Gross*      -      10.00     1.00     8.00     4.00     2.00     5.00    20.00
Net*        -       1.02     0.20     0.81     2.15     0.35     2.35     2.18

-----------
* The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but 0.50 net well. The gross figure includes interests owned of record by Barnwell and in addition the portion owned by others.

RESULTS OF OPERATIONS
---------------------

Summary/General
---------------

        For the three and six months ended March 31, 2002, the Company reported net losses of $210,000 and $60,000, respectively, as compared to $1,400,000 and $2,920,000 of net earnings for the same periods in the prior fiscal year. The decrease is largely attributable to significant decreases in petroleum prices. The net loss of $60,000 for the six months ended March 31, 2002 includes $376,000 of deferred income tax benefits recognized during the quarter ended December 31, 2001 as a result of the Company expensing, for book purposes, approximately $1,110,000 of investment in land costs in excess of land costs deductible for tax purposes. If Kaupulehu Developments had not received $2,125,000 in cash on December 31, 2001, revenues and costs would each have been reduced by $120,000, the income tax provision would have been increased by $376,000 and the Company would have reported a net loss of $436,000 for the six months ended March 31, 2002. There were no such income tax benefits recorded in the three months ended March 31, 2002 or in the three and six months ended March 31, 2001.

        If winter weather in North America or other factors do not bring about higher prices for natural gas or the Company is not successful in increasing its production of petroleum products or the Company does not have additional earnings from its land investment segment this year, management expects the Company to incur losses in the remaining quarters of fiscal 2002.

Oil and Natural Gas
-------------------

                                SELECTED OPERATING STATISTICS
                                -----------------------------

                                        Average Prices
                --------------------------------------------------------------

                      Three months ended
                           March 31,                        Decrease
                --------------------------------    --------------------------
                    2002              2001                $              %
                --------------    --------------    --------------    --------
Oil (Bbls)*        $19.22            $24.83            $ (5.61)         (23%)
Liquids (Bbls)*    $ 9.05            $28.39            $(19.34)         (68%)
Gas (MCF)**        $ 2.00            $ 5.81            $ (3.81)         (66%)

                       Six months ended
                           March 31,                        Decrease
                --------------------------------    --------------------------
                    2002              2001                $              %
                --------------    --------------    --------------    --------
Oil (Bbls)*        $17.38            $26.58            $ (9.20)         (35%)
Liquids (Bbls)*    $10.80            $25.63            $(14.83)         (58%)
Gas (MCF)**        $ 1.98            $ 5.14            $ (3.16)         (61%)

                                      Net Sales Volumes
                --------------------------------------------------------------

                       Three months ended                   Increase
                           March 31,                       (Decrease)
                --------------------------------    --------------------------
                    2002              2001              Units            %
                --------------    --------------    --------------    --------
Oil (Bbls)*           36,000            47,000          (11,000)        (23%)
Liquids (Bbls)*       21,000            23,000           (2,000)         (9%)
Gas (MCF)**          794,000           733,000           61,000           8%

                       Six months ended                     Increase
                           March 31,                       (Decrease)
                --------------------------------    --------------------------
                    2002              2001              Units            %
                --------------    --------------    --------------    --------
Oil (Bbls)*           72,000            96,000          (24,000)        (25%)
Liquids (Bbls)*       47,000            50,000           (3,000)         (6%)
Gas (MCF)**        1,690,000         1,571,000          119,000           8%

*Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

        Oil and natural gas revenues decreased $3,580,000 (59%) and $6,840,000 (57%) for the three and six months ended March 31, 2002, respectively, as compared to the same periods the prior year, due to significant decreases in natural gas, oil and natural gas liquids prices. Unseasonably warm weather in the Northeast and other parts of the country, together with higher current levels of natural gas stored in the U.S., has decreased demand for natural gas and resulted in significantly lower natural gas prices. The above normal warm weather has continued, and natural gas storage levels remain higher than storage levels in each of the three previous years. Therefore, management expects prices for natural gas to remain significantly below last year's prices.

        Also contributing to the decrease in oil and natural gas revenues was a 23% and 25% decline in oil production in the three and six months ended March 31, 2002, respectively, as compared to the same periods in the prior year, due to declines in production from some of the Company's more mature oil properties. For the three and six months ended March 31, 2002, as compared to the same periods in the prior year, gross natural gas production remained essentially the same while net natural gas production increased 8% due to a decline in royalties which decline as prices decline.

Contract Drilling
-----------------

        Contract drilling revenues increased $210,000 (29%) and $480,000 (29%), respectively, for the three and six months ended March 31, 2002, as compared to the same periods in the prior year, due primarily to an increase in water well drilling activity, partially offset by a decrease in pump installation activity. Operating profit before general and administrative expenses increased $247,000 (633%) and $361,000 (149%) for the three and six months ended March 31, 2002, respectively, as compared to the same periods in the prior year, due primarily to the higher level of water well drilling activity (water well drilling contracts generally produce greater margins than pump installation contracts).

        Due to the decline in contracts being put out for bid and the Company having to reduce its bid prices due to competitive forces, management expects contract drilling revenues and operating margins to decline in the remainder of the fiscal year, as compared to the six months ended March 31, 2002.

Sale of Development Rights and Minority Interest in Earnings (Loss)
-------------------------------------------------------------------

        On December 31, 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000. The Company recognized revenues of $120,000 and minority interest in earnings of the same amount, and accordingly did not recognize any operating profit on this transaction as it accounts for development rights under option under the cost recovery method where no operating profit is recognized until cash received exceeds costs and estimated future costs associated with the development rights. The Company did record $376,000 in deferred tax benefits in the quarter ended December 31, 2001 related to the temporary difference created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes. The Company did not receive any revenues in the three months ended March 31, 2002 or in the three and six months ended March 31, 2001 related to its interest in Kaupulehu Developments. Kaupulehu Developments' revenues specifically relate to sales of leasehold interests and development rights, which have not occurred every year.

Gas Processing and Other
------------------------

        Gas processing and other income decreased $150,000 (28%) for the six months ended March 31, 2002, as compared to the same period in 2001, due to lower gas processing revenues due to a decline in the quantity of third party natural gas processed and lower interest income due to lower average cash and cash equivalents balances and lower interest rates. Due to lower average cash balances and low interest rates and estimated lower gas processing revenues, management expects that gas processing and other income will decline in fiscal 2002, as compared to fiscal 2001.

General and Administrative Expenses
-----------------------------------

        General and administrative expenses increased $138,000 (15%) for the three months ended March 31, 2002, as compared to the same period in the prior year, due primarily to higher personnel costs.

Depletion, Depreciation and Amortization
----------------------------------------

        Depletion, depreciation and amortization decreased $171,000 (17%) and $132,000 (7%) for the three and six months ended March 31, 2002, respectively, as compared to the same periods in the prior year, as the prior year periods included $175,000 of depletion to fully deplete costs incurred for an unsuccessful well in Alabama.

Interest Expense
----------------

        Interest expense decreased $67,000 (47%) and $148,000 (52%) for the three and six months ended March 31, 2002, respectively, as compared to the same periods in fiscal 2001, principally due to lower average interest rates and partly due to an increase in capitalized interest, partially offset by higher average loan balances. Management expects interest expense in the remainder of fiscal 2002 to increase as compared to the first six months of fiscal 2002 due to higher average loan balances.

Income Taxes
------------

        Included in the provision for deferred income taxes for the six months ended March 31, 2002 is a U.S. deferred tax benefit of $376,000 related to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the sale of land development rights in December 2001. There was no such benefit recorded in the three months ended March 31, 2002 or in the three and six months ended March 31, 2001.

        The provision for income taxes did not bear a normal relationship to earnings before income taxes because Canadian taxes were payable on Canadian operations and losses from U.S. operations provide no foreign tax benefits.

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

BARNWELL INDUSTRIES, INC.
--------------------------
(Registrant)


/s/ Russell M. Gifford
----------------------
Russell M. Gifford
Executive Vice President and
Chief Financial Officer

Date:   May 14, 2002