Form 10QSB
period 2002-06-30
BARNWELL INDUSTRIES INC
filed 2002-08-14
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     X      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    ---     Exchange Act of 1934


            For the quarterly period ended June 30, 2002


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



As of August 14, 2002 there were 1,314,510 shares of common stock, par value $0.50, outstanding.

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


PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2002 and September 30, 2001 (Unaudited)

         Consolidated Statements of Operations -
         three and nine months ended June 30, 2002 and 2001 (Unaudited)

         Condensed Consolidated Statements of Cash Flows - nine months ended June 30, 2002 and 2001 (Unaudited)

         Consolidated Statements of Stockholders'
         Equity and Comprehensive Income -
         three months ended June 30, 2002 and 2001 (Unaudited)

         Consolidated Statements of Stockholders'
         Equity and Comprehensive Income -
         nine months ended June 30, 2002 and 2001 (Unaudited)

         Notes to Condensed Consolidated
         Financial Statements (Unaudited)

Item 2.  Management's Discussion and Analysis or
         Plan of Operation

PART II. OTHER INFORMATION:

Item 6.  Exhibits and reports on Form 8-K

Item 1.  Financial Statements

                   BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited, see Note A below)

ASSETS
------                                               June 30,     September 30,
                                                      2002            2001
                                                   -----------     -----------
CURRENT ASSETS:
   Cash and cash equivalents                       $ 1,781,000     $ 5,154,000
   Accounts receivable, net                          2,200,000       2,422,000
   Note receivable                                   1,381,000       1,481,000
   Other current assets                              1,063,000         886,000
                                                   -----------     -----------
     TOTAL CURRENT ASSETS                            6,425,000       9,943,000

INVESTMENT IN LAND                                   7,560,000       8,677,000

OTHER ASSETS                                           152,000         159,000

NET PROPERTY AND EQUIPMENT                          26,600,000      24,892,000
                                                   -----------     -----------

     TOTAL ASSETS                                  $40,737,000     $43,671,000
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                $ 2,423,000     $ 3,061,000
   Accrued expenses                                  2,889,000       3,361,000
   Notes payable                                         -           2,209,000
   Income taxes payable                                  -           2,323,000
   Other current liabilities                           669,000         534,000
   Current portion, long-term debt                     360,000         400,000
                                                   -----------     -----------
     TOTAL CURRENT LIABILITIES                       6,341,000      11,888,000
                                                   -----------     -----------

LONG-TERM DEBT                                      11,067,000       8,667,000
                                                   -----------     -----------

DEFERRED INCOME TAXES                                7,346,000       7,007,000
                                                   -----------     -----------

MINORITY INTEREST                                      854,000       1,016,000
                                                   -----------     -----------

STOCKHOLDERS' EQUITY:
   Common stock, par value $0.50 per share:
     Authorized, 4,000,000 shares
     Issued, 1,642,797 shares                          821,000         821,000
   Additional paid-in capital                        3,139,000       3,105,000
   Retained earnings                                19,378,000      19,855,000
   Accumulated other comprehensive loss -
     foreign currency translation adjustments       (3,355,000)     (3,797,000)
   Treasury stock, at cost,
     328,287 at June 30, 2002 and
     331,845 shares at September 30, 2001           (4,854,000)     (4,891,000)
                                                   -----------     -----------
     TOTAL STOCKHOLDERS' EQUITY                     15,129,000      15,093,000
                                                   -----------     -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $40,737,000     $43,671,000
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

                  See Notes to Condensed Consolidated Financial Statements




                                     BARNWELL INDUSTRIES, INC.
                                         AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                           Three months ended           Nine months ended
                                                June 30,                     June 30,
                                        -------------------------   -------------------------
                                           2002          2001           2002         2001
                                           ----          ----           ----         ----
Revenues:
  Oil and natural gas                   $ 3,330,000   $ 4,640,000   $ 8,430,000   $16,580,000
  Contract drilling                         420,000     1,000,000     2,540,000     2,640,000
  Sale of development rights, net             -             -           120,000         -
  Gas processing and other                  240,000       180,000       620,000       710,000
                                        -----------   -----------   -----------   -----------
                                          3,990,000     5,820,000    11,710,000    19,930,000
                                        -----------   -----------   -----------   -----------
Costs and expenses:
  Oil and natural gas operating             861,000     1,023,000     2,597,000     2,671,000
  Contract drilling operating               606,000       913,000     2,064,000     2,248,000
  General and administrative              1,047,000     1,000,000     3,072,000     3,020,000
  Depreciation, depletion
    and amortization                        919,000       857,000     2,728,000     2,798,000
  Interest expense                           63,000        63,000       200,000       348,000
  Minority interest
    in earnings (losses)                     (3,000)        1,000       116,000         8,000
                                        -----------   -----------   -----------   -----------
                                          3,493,000     3,857,000    10,777,000    11,093,000
                                        -----------   -----------   -----------   -----------

Earnings before income taxes                497,000     1,963,000       933,000     8,837,000

Income tax provision                        717,000     1,223,000     1,213,000     5,177,000
                                        -----------  ------------   -----------   -----------

NET (LOSS) EARNINGS                     $  (220,000)  $   740,000   $  (280,000)  $ 3,660,000
                                        ===========   ===========   ===========   ===========

BASIC (LOSS) EARNINGS
  PER COMMON SHARE                      $     (0.17)  $      0.56   $     (0.21)  $      2.79
                                        ===========   ===========   ===========   ===========

DILUTED (LOSS) EARNINGS
  PER COMMON SHARE                      $     (0.17)  $      0.55   $     (0.21)  $      2.68
                                        ===========   ===========   ===========   ===========


                  See Notes to Condensed Consolidated Financial Statements



                         BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                                  Nine months ended
                                                                       June 30,
                                                              --------------------------
                                                                 2002           2001
                                                              -----------    -----------
Cash Flows from Operating Activities:
   Net (loss) earnings                                        $  (280,000)   $ 3,660,000
   Adjustments to reconcile net (loss) earnings to
    net cash (used in) provided by operating activities:
     Depreciation, depletion, and amortization                  2,728,000      2,798,000
     Minority interest in earnings                                116,000          8,000
     Deferred income taxes                                         69,000         30,000
     Sale of development rights, net                             (120,000)         -
                                                              -----------    -----------
                                                                2,513,000      6,496,000
     (Decrease) increase from changes
       in current assets and liabilities                       (3,131,000)     2,757,000
                                                              -----------    -----------

         Net cash (used in)
            provided by operating activities                     (618,000)     9,253,000
                                                              -----------    -----------

Cash Flows from Investing Activities:
   Proceeds from sale of development rights                     1,997,000          -
   Proceeds from collection of note receivable                    100,000          -
   Decrease (increase) in other assets                              8,000        (13,000)
   Capital expenditures - contract drilling and other            (147,000)      (124,000)
   Additions to investment in land                               (764,000)      (665,000)
   Capital expenditures - oil and natural gas                  (3,335,000)    (3,423,000)
   Cash advanced in exchange for note receivable                    -         (1,481,000)
   Investment in Cambridge Hawaii Limited Partnership               -         (2,791,000)
                                                              -----------    -----------
      Net cash used in investing activities                    (2,141,000)    (8,497,000)
                                                              -----------    -----------

Cash Flows from Financing Activities:
   Long-term debt borrowings                                    2,564,000          -
   Distribution to minority interest partners                    (278,000)         -
   Repayments of long-term debt                                  (280,000)      (300,000)
   Payments of dividends                                         (394,000)      (459,000)
   Repayment of notes payable                                  (2,209,000)         -
                                                              -----------    -----------
      Net cash used in financing activities                      (597,000)      (759,000)
                                                              -----------    -----------

Effect of exchange rate
  changes on cash and cash equivalents                            (17,000)      (103,000)
                                                              -----------    -----------

Net decrease in cash and cash equivalents                      (3,373,000)      (106,000)
Cash and cash equivalents at beginning of period                5,154,000      5,701,000
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $ 1,781,000    $ 5,595,000
                                                              ===========    ===========

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amounts capitalized)                     $   206,000    $   349,000
                                                              ===========    ===========
    Income taxes                                              $ 3,556,000    $ 2,975,000
                                                              ===========    ===========

Supplemental  disclosure  of Non-cash  Investing and  Financing  Activities:
  In December 2001, approximately $71,000 of convertible debentures, including accrued interest, was converted to 3,558 shares of the Company's stock at $20 per share; these shares were issued from the Company's treasury stock.

  In April 2001, the Company purchased 55.2% of Cambridge Hawaii Limited Partnership for $5,000,000. $2,791,000 was paid upon closing, and the remaining balance of $2,209,000 was financed by non-interest bearing notes payable.

                  See Notes to Condensed Consolidated Financial Statements


                                         BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          Three months ended June 30, 2002 and 2001
                                                         (Unaudited)

                                                                                   Accumulated
                                         Additional                                   Other                         Total
                               Common     Paid-In     Comprehensive   Retained    Comprehensive     Treasury     Stockholders'
                               Stock      Capital         Income      Earnings        Loss           Stock          Equity
                              --------   ----------   ------------   -----------   ------------   ------------   ------------
Balances at March 31, 2001    $821,000   $3,103,000                  $19,141,000   $ (3,818,000)  $ (4,882,000)  $ 14,365,000

Comprehensive income:
  Net earnings                                        $    740,000       740,000                                      740,000
  Other comprehensive income,
    net of income taxes -
    foreign currency
      translation adjustments                              529,000                      529,000                       529,000
                                                      ------------
Total comprehensive income                            $  1,269,000
                              --------   ----------   ============   -----------   ------------   ------------   ------------

Balances at June 30, 2001     $821,000   $3,103,000                  $19,881,000   $ (3,289,000)  $ (4,882,000)  $ 15,634,000
                              ========   ==========                  ===========   ============   ============   ============


Balances at March 31, 2002    $821,000   $3,139,000                  $19,598,000   $ (3,930,000)  $ (4,854,000)  $ 14,774,000

Comprehensive income:
  Net loss                                            $   (220,000)     (220,000)                                    (220,000)
  Other comprehensive income,
    net of income taxes -
    foreign currency
      translation adjustments                              575,000                      575,000                       575,000
                                                      ------------
Total comprehensive income                            $    355,000
                              --------   ----------   ============   -----------   ------------   ------------   ------------

Balances at June 30, 2002     $821,000   $3,139,000                  $19,378,000   $ (3,355,000)  $ (4,854,000)  $ 15,129,000
                              ========   ==========                  ===========   ============   ============   ============


                                  See Notes to Condensed Consolidated Financial Statements



                                         BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          Nine months ended June 30, 2002 and 2001
                                                         (Unaudited)

                                                                                   Accumulated
                                         Additional                                   Other                         Total
                               Common     Paid-In     Comprehensive   Retained    Comprehensive     Treasury     Stockholders'
                               Stock      Capital         Income      Earnings        Loss           Stock          Equity
                              --------   ----------   ------------   -----------   ------------   ------------   ------------
Balances at
   September 30, 2000         $821,000   $3,103,000                  $16,680,000   $ (3,048,000)  $ (4,882,000)  $ 12,674,000

Dividends declared
  ($0.35 per share)                                                     (459,000)                                    (459,000)

Comprehensive income:
  Net earnings                                        $  3,660,000     3,660,000                                    3,660,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
      translation adjustments                             (241,000)                    (241,000)                     (241,000)
                                                      ------------
Total comprehensive income                            $  3,419,000
                              --------   ----------   ============   -----------   ------------   ------------   ------------

Balances at June 30, 2001     $821,000   $3,103,000                  $19,881,000   $ (3,289,000)  $ (4,882,000)  $ 15,634,000
                              ========   ==========                  ===========   ============   ============   ============


Balances at
   September 30, 2001         $821,000   $3,105,000                  $19,855,000   $ (3,797,000)  $ (4,891,000)  $ 15,093,000

Conversion of debentures
  to common stock at
  $20.00 per share                           34,000                                                     37,000         71,000

Dividends declared
  ($0.15 per share)                                                     (197,000)                                    (197,000)

Comprehensive income:
  Net loss                                            $   (280,000)     (280,000)                                    (280,000)
  Other comprehensive income,
    net of income taxes -
    foreign currency
      translation adjustments                              442,000                      442,000                       442,000
                                                      ------------
Total comprehensive income                            $    162,000
                              --------   ----------   ============   -----------   ------------   ------------   ------------

Balances at June 30, 2002     $821,000   $3,139,000                  $19,378,000   $ (3,355,000)  $ (4,854,000)  $ 15,129,000
                              ========   ==========                  ===========   ============   ============   ============

                                  See Notes to Condensed Consolidated Financial Statements

STOP

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      -------------------------------------------

      The Condensed Consolidated Balance Sheet as of June 30, 2002, the Consolidated Statements of Operations for the three and nine months ended June 30, 2002 and 2001, the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2002 and 2001, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three and nine months ended June 30, 2002 and 2001 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell" or the "Company") and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 2001 has been derived from audited financial statements. A reclassification was made to the Condensed Consolidated Balance Sheet as of September 30, 2001 to conform to classifications used in the Condensed Consolidated Balance Sheet as of June 30, 2002. The reclassification had no effect on previously reported results of operations.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's September 30, 2001 annual report to stockholders. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

2.    EARNINGS PER COMMON SHARE
      -------------------------

      Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding were 1,314,510 and 1,313,715 for the three and nine months ended June 30, 2002, respectively, and 1,310,952 for the three and nine months ended June 30, 2001.

      Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding were 1,314,510 and 1,313,715 for the three and nine months ended June 30, 2002, respectively, and 1,399,365 and 1,395,753 for the three and nine months ended June 30, 2001, respectively.

      Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and nine months ended June 30, 2001 are as follows (there were no reconciling items for the three and nine months ended June 30, 2002):

                                          Three months ended June 30, 2001
                                      ----------------------------------------
                                      Net Earnings        Shares     Per-Share
                                      (Numerator)      (Denominator)   Amount
                                      ------------     ------------   --------
Basic earnings per share              $    740,000        1,310,952     $ 0.56
                                                                        ======
Effect of dilutive securities:
   Common stock options                      -               43,413
   Convertible debentures                   23,000           45,000
                                      ------------       ----------
Diluted earnings per share            $    763,000        1,399,365     $ 0.55
                                      ============       ==========     ======

                                           Nine months ended June 30, 2001
                                      ----------------------------------------
                                      Net Earnings        Shares     Per-Share
                                      (Numerator)      (Denominator)   Amount
                                      ------------     ------------   --------
Basic earnings per share              $  3,660,000        1,310,952     $ 2.79
                                                                        ======
Effect of dilutive securities:
   Common stock options                      -               39,801
   Convertible debentures                   78,000           45,000
                                      ------------       ----------
Diluted earnings per share            $  3,738,000        1,395,753     $ 2.68
                                      ============       ==========     ======

      Assumed conversion of common stock options and convertible debentures to 143,000 and 22,500 shares of common stock, respectively, at June 30, 2002 were excluded from the computation of diluted EPS for the three and nine months ended June 30, 2002, because their effect would be antidilutive. Assumed conversion of options to acquire 20,000 shares were excluded from the computation of diluted EPS for the nine months ended June 30, 2001, because its effect would be antidilutive.

3.    INVESTMENT IN LAND
      ------------------

      In October 2001, the Hawaii State Land Use Commission ("LUC") unanimously approved Kaupulehu Developments' (a general partnership in which the Company has a 77.6% controlling interest) petition for reclassification of approximately 1,009 acres of leasehold land into the Urban District for resort/residential development. This followed a remand procedure at the LUC which resulted from an order of the Supreme Court of the State of Hawaii. 239 of the approximately 1,009 reclassified acres will be transferred to Kaupulehu Makai Venture, an affiliate of the developer of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, under the terms of a November 2001 development rights restructuring agreement, as discussed below. Kaupulehu Developments is proceeding with development of the remaining 770 acres of resort/residential leasehold acreage, of which approximately 171 acres were designated by the LUC as preservation areas with no residential or golf course development. Kaupulehu Developments continues to negotiate a revised development agreement and residential fee purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

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

      Kaupulehu Developments is having discussions with third parties about the development of its leasehold land and continues to make progress negotiating a revised development agreement and residential fee purchase prices with the lessor.

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

                                   Three months ended             Nine months ended
                                        June 30,                      June 30,
                               --------------------------    --------------------------
                                  2002           2001            2002          2001
                               -----------    -----------    -----------    -----------
Revenues:
  Oil and natural gas          $ 3,330,000    $ 4,640,000    $ 8,430,000    $16,580,000
  Contract drilling                420,000      1,000,000      2,540,000      2,640,000
  Land development                   -              -            120,000          -
  Other                            170,000        110,000        480,000        442,000
                               -----------    -----------    -----------    -----------
  Total before
    interest income              3,920,000      5,750,000     11,570,000     19,662,000
  Interest income                   70,000         70,000        140,000        268,000
                               -----------    -----------    -----------    -----------
  Total revenues               $ 3,990,000    $ 5,820,000    $11,710,000    $19,930,000
                               ===========    ===========    ===========    ===========

Depreciation, depletion
  and amortization:
  Oil and natural gas          $   835,000    $   778,000    $ 2,482,000    $ 2,552,000
  Contract drilling                 30,000         26,000         89,000         89,000
  Other                             54,000         53,000        157,000        157,000
                               -----------    -----------    -----------    -----------
  Total                        $   919,000    $   857,000    $ 2,728,000    $ 2,798,000
                               ===========    ===========    ===========    ===========

Operating profit (loss)
  (before general and
  administrative expense):
  Oil and natural gas          $ 1,634,000    $ 2,839,000    $ 3,351,000    $11,357,000
  Contract drilling               (216,000)        61,000        387,000        303,000
  Land development, net
    of minority interest             3,000         (1,000)         4,000         (8,000)
  Other                            116,000         57,000        323,000        285,000
                               -----------    -----------    -----------    -----------
  Total                          1,537,000      2,956,000      4,065,000     11,937,000

  General and
    administrative expenses     (1,047,000)    (1,000,000)    (3,072,000)    (3,020,000)
  Interest expense                 (63,000)       (63,000)      (200,000)      (348,000)
  Interest income                   70,000         70,000        140,000        268,000
                               -----------    -----------    -----------    -----------
   Earnings before
     income taxes              $   497,000    $ 1,963,000    $   933,000    $ 8,837,000
                               ===========    ===========    ===========    ===========

5.    INCOME TAXES
      ------------

      The components of the provision for income taxes for the three and nine months ended June 30, 2002 and 2001 are as follows:

                           Three months ended             Nine months ended
                                June 30,                       June 30,
                       --------------------------     -------------------------
                          2002            2001          2002            2001
                       ----------      ----------     ----------     ----------
Current - U.S.         $    -          $   25,000     $   18,000     $  135,000
Current - Foreign         519,000       1,447,000      1,126,000      5,012,000
                       ----------      ----------     ----------     ----------
Total - Current           519,000       1,472,000      1,144,000      5,147,000
                       ----------      ----------     ----------     ----------

Deferred - U.S.            80,000         170,000        (65,000)       170,000
Deferred - Foreign        118,000        (419,000)       134,000       (140,000)
                       ----------      ----------     ----------     ----------
Total - Deferred          198,000        (249,000)        69,000         30,000
                       ----------      ----------     ----------     ----------
                       $  717,000      $1,223,000     $1,213,000     $5,177,000
                       ==========      ==========     ==========     ==========

      Included in the provision for deferred income taxes for the nine months ended June 30, 2002 is a U.S. deferred tax benefit of $376,000 related to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the sale of land development rights in December 2001. There were no deferred income tax benefits related to land sales in the three months ended June 30, 2002 or in the three and nine months ended June 30, 2001.

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

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." SFAS No. 145 also amends SFAS No. 13, "Accounting for
Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of SFAS No. 145 related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. Early application of the provisions of SFAS No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which SFAS No. 145 was issued. The Company adopted the provisions of SFAS No. 145 during the quarter ended June 30, 2002. Adoption of SFAS No. 145 did not have a material effect on the Company's financial condition, results of operations or liquidity.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces EITF Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003, but management does not know the impact, if any, of adoption of SFAS No. 146.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

      Please see Notes 4, 5, 7 and 9 of the "Notes to the Consolidated Financial Statements" in the Company's annual report on Form 10-KSB for the year ended September 30, 2001. There have been no significant changes in contractual obligations and commercial commitments from September 30, 2001 to June 30, 2002, other than those reported elsewhere in this Form 10-QSB.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flows used in operations totaled $618,000 for the nine months ended June 30, 2002, a $9,871,000 decrease from cash flows provided by operations of $9,253,000 for the same period in fiscal 2001. This decrease was due to lower operating profit generated by the Company's oil and natural gas segment, due to significantly lower petroleum prices, and due to differences in the amount and timing of payments of income taxes and accrued expenses.

      In October 2001, the Hawaii State Land Use Commission ("LUC") unanimously approved Kaupulehu Developments' (a general partnership in which the Company has a 77.6% controlling interest) petition for reclassification of approximately 1,009 acres of leasehold land into the Urban District for resort/residential development. This followed a remand procedure at the LUC which resulted from an order of the Supreme Court of the State of Hawaii. 239 of the approximately 1,009 reclassified acres will be transferred to Kaupulehu Makai Venture, an affiliate of the developer of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, under the terms of a November 2001 development rights restructuring agreement, as discussed below. Kaupulehu Developments is proceeding with development of the remaining 770 acres of resort/residential leasehold acreage, of which approximately 171 acres were designated by the LUC as preservation areas with no residential or golf course development. Kaupulehu Developments continues to negotiate a revised development agreement and residential fee purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

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

      Kaupulehu Developments is having discussions with third parties about the development of its leasehold land and continues to make progress negotiating a revised development agreement and residential fee purchase prices with the lessor.

      During the nine months ended June 30, 2002, the Company invested $764,000,
including  interest  costs   capitalized,   towards  the  further  planning  and
development of the North Kona, Hawaii property held by Kaupulehu Developments.

      The Company invested $753,000 and $3,335,000 in oil and natural gas properties during the three and nine months ended June 30, 2002, respectively, as compared to $847,000 and $3,423,000 for the three and nine months ended June 30, 2001, respectively.

      The Company did not participate in the drilling of any wells in the three months ended June 30, 2002 and 2001.

      During the nine months ended June 30, 2002, the Company participated in the drilling of nine gross wells (3.60 net wells), of which seven gross (2.70 net) wells were successful, in Alberta, Canada. One of the seven wells classified as successful has experienced completion difficulties, however management is working to successfully complete the well and believes that the well will be successfully brought on line. Seven of the nine wells the Company participated in drilling during the nine months ended June 30, 2002 were on prospects developed by the Company. In last year's first nine months, nine of the 25 wells the Company participated in drilling were on prospects developed by the Company. Additionally, during the nine months ended June 30, 2002, the Company participated in the recompletion of four gross wells (0.72 net wells) in Alberta, Canada.

      The following table sets forth more detailed information with respect to the number of exploratory ("Exp.") and development ("Dev.") wells drilled for the nine months ended June 30, 2002 and 2001 in which the Company participated:

Nine months ended June 30,
--------------------------

             Productive        Productive
             Oil Wells         Gas Wells         Dry Holes        Total Wells
           -------------     -------------     -------------     -------------
           Exp.     Dev.     Exp.     Dev.     Exp.     Dev.     Exp.     Dev.
           ----     ----     ----     ----     ----     ----     ----     ----
2002
----
Gross*     1.00     2.00      -       4.00     1.00     1.00     2.00     7.00
Net*       0.25     0.82      -       1.63     0.55     0.35     0.80     2.80

2001
----
Gross*      -      10.00     1.00     8.00     4.00     2.00     5.00    20.00
Net*        -       1.02     0.20     0.81     2.15     0.35     2.35     2.18

-------------
* The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but 0.50 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

      In September 2001, the Company declared a dividend of $0.15 per share payable October 17, 2001 to stockholders of record October 2, 2001. In November 2001, the Company declared a dividend of $0.15 per share payable January 2, 2002, to stockholders of record December 17, 2001.

      During the nine months ended June 30, 2002, the Company repaid $280,000 of the outstanding balance of the convertible debentures and increased its borrowings under its credit facility with a Canadian bank by approximately $2,564,000. At June 30, 2002, the Company had $1,781,000 in cash and cash equivalents, and approximately $1,500,000 of available credit under its credit facility with a Canadian bank.

      The credit facility with the Canadian bank is currently undergoing its annual review; the facility may be extended one year with no required debt repayments for one year or converted to a 3-year term loan by the bank. If the facility is converted to a 3-year term loan, subsequent to the completion of the bank's annual review, the Company has agreed to the following repayment schedule of the then outstanding loan balance: first and second years of the term period
- 20% (5% per quarter), and in the third year of the term period - 60% (5% per quarter for the first three quarters and 45% in the final quarter). The Company believes the Canadian bank will, as it has done in the past, extend the term of the credit facility. Accordingly, the Company has classified outstanding borrowings under the facility as long-term debt. There is no assurance that the bank will in fact extend the term of the facility, nor is there assurance that the facility will be renewed at its current amount.

      The Company believes its current cash balances, future cash flows from operations and/or land segment sales, collection of receivables, and available credit will be sufficient to fund its estimated capital expenditures, make the scheduled repayments on its debentures, and meet the repayment schedule on its Royal Bank of Canada facility, should the Company or the Royal Bank of Canada elect to convert the facility to a term loan. However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, current working capital balances and cash flows generated by operations may not be sufficient to fund the Company's current projected level of oil and natural gas capital expenditures, in which case the Company may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures. Additionally, if the Company's credit facility with a Canadian bank, which is currently undergoing review, is reduced below the current level of borrowings under the facility, the Company may have to reduce expenditures or seek alternative sources of financing to make any required payments under the facility.

RESULTS OF OPERATIONS
---------------------

General
-------

      For the three and nine months ended June 30, 2002, the Company reported net losses of $220,000 and $280,000, respectively, as compared to net earnings of $740,000 and $3,660,000 for the same periods in the prior fiscal year. The decrease is largely attributable to significant decreases in petroleum prices from the prior year periods. Additionally, the three and nine months ended June 30, 2001 included a $300,000 deferred income tax benefit due to a reduction in the Province of Alberta's corporate tax rate; there was no such tax benefit in the current periods.

      The net loss of $280,000 for the nine months ended June 30, 2002 includes $376,000 of deferred income tax benefits recognized during the quarter ended December 31, 2001 as a result of the Company expensing, for book purposes, approximately $1,110,000 of investment in land costs in excess of land costs deductible for tax purposes. If Kaupulehu Developments had not received $2,125,000 in cash on December 31, 2001, revenues and costs would each have been reduced by $120,000, the income tax provision would have been increased by $376,000 and the Company would have reported a net loss of $656,000 for the nine months ended June 30, 2002. There were no income tax benefits related to land sales in the three months ended June 30, 2002 or in the three and nine months ended June 30, 2001.

      If the Company's petroleum prices or production do not increase sufficiently from the third quarter of fiscal 2002 and the Company does not have earnings from its land investment segment, management expects the Company to incur a loss in the fourth quarter of fiscal 2002.

Oil and Gas
-----------

      The following tables set forth the Company's average prices per unit of production and net production for the three and nine months ended June 30, 2002, as compared to the three and nine months ended June 30, 2001. Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

                            SELECTED OPERATING STATISTICS
                            -----------------------------
                                 Average Prices
                ------------------------------------------------------
                     Three months ended                  Increase
                          June 30,                      (Decrease)
                --------------------------------    ------------------
                     2002              2001                $        %
                --------------    --------------    ------------------
Oil (Bbls)*        $  24.66       $  24.60          $    0.06       -
Liquids (Bbls)*    $  14.12       $  21.36          $   (7.24)    (34%)
Gas (MCF)**        $   2.44       $   3.82          $   (1.38)    (36%)

                      Nine months ended
                          June 30,                       Decrease
                --------------------------------    -------------------
                     2002              2001                $        %
                --------------    --------------    -------------------
Oil (Bbls)*        $  19.89       $  26.00          $   (6.11)    (24%)
Liquids (Bbls)*    $  11.98       $  24.21          $  (12.23)    (51%)
Gas (MCF)**        $   2.13       $   4.69          $   (2.56)    (55%)

                                      Net Sales Volumes
                ------------------------------------------------------
                     Three months ended                  Increase
                          June 30,                      (Decrease)
                --------------------------------    ------------------
                      2002             2001           Units        %
                --------------    --------------    -----------   ----
Oil (Bbls)*           38,000           40,000         (2,000)      (5%)
Liquids (Bbls)*       26,000           25,000          1,000        4%
Gas (MCF)**          824,000          808,000         16,000        2%

                      Nine months ended                  Increase
                           June 30,                     (Decrease)
                --------------------------------    ------------------
                     2002              2001             Units        %
                --------------    --------------    -----------   ----
Oil (Bbls)*          110,000          136,000        (26,000)     (19%)
Liquids (Bbls)*       73,000           75,000         (2,000)      (3%)
Gas (MCF)**        2,514,000        2,379,000        135,000        6%

 *Bbls = stock tank barrel equivalent to 42 U.S. gallons
**MCF = 1,000 cubic feet

      Oil and natural gas revenues decreased $1,310,000 (28%) for the three months ended June 30, 2002, as compared to the same period in the prior year, due to 36% and 34% decreases in natural gas and natural gas liquids prices, respectively. Natural gas storage in the U.S. has continued to remain higher than storage levels in each of the three previous years, contributing to lower natural gas prices in the current periods, as compared to the same periods in the prior year.

      Oil and natural gas revenues decreased $8,150,000 (49%) for the nine months ended June 30, 2002, as compared to the same period in the prior year, due primarily to 55%, 51% and 24% decreases in natural gas, natural gas liquids and oil prices, respectively. An increase in net natural gas production, due to a decrease in royalties, was offset by a decrease in oil production due to declines in production from some of the Company's more mature oil properties.

      Oil and natural gas operating expenses decreased $162,000 (16%) for the three months ended June 30, 2002, as compared to the same period in the prior year, due to decreased gross production of natural gas, oil and natural gas liquids, and lower repairs and maintenance costs at several properties. Oil and natural gas operating expenses decreased only 3% for the nine months ended June 30, 2002, as compared to the same period in the prior year.

Contract Drilling
-----------------

      Contract drilling revenues decreased $580,000 (58%) and $100,000 (4%) for the three and nine months ended June 30, 2002, respectively, as compared to the same periods in the prior year, and contract drilling operating expenses decreased $307,000 (34%) and $184,000 (8%) for the three and nine months ended June 30, 2002, respectively, as compared to the same periods in the prior year. The decreases were due to a decrease in water well drilling and pump installation activity in the current year periods. Additionally, drilling difficulties were encountered at one water well drilling site during May and June 2002, therefore the Company recorded a $126,000 operating loss before depreciation on this contract; the drilling difficulties at this well have since been resolved.

Sale of Development Rights and Minority Interest in Earnings (Loss)
-------------------------------------------------------------------

      On December 31, 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000. The Company recognized revenues of $120,000 and minority interest in earnings of the same amount, and accordingly did not recognize any operating profit on this transaction as it accounts for development rights under option under the cost recovery method where no operating profit is recognized until cash received exceeds costs and estimated future costs associated with the development rights. The Company did record $376,000 in deferred tax benefits in the quarter ended December 31, 2001 related to the temporary difference created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes. The Company did not receive any land segment revenues in the three months ended June 30, 2002 or in the three and nine months ended June 30, 2001 related to its interest in Kaupulehu Developments. Kaupulehu Developments' revenues specifically relate to sales of leasehold interests and development rights, which have not occurred every year.

Gas Processing and Other
------------------------

      Gas processing and other income increased $60,000 (33%) for the three months ended June 30, 2002, as compared to the same period in the prior year, due to an increase in gas processing revenues from the Dunvegan and Stolberg gas processing facilities.

      Gas processing and other income decreased $90,000 (13%) for the nine months ended June 30, 2002, as compared to the same period in the prior year, due to lower interest income due to lower average cash and cash equivalents balances and lower interest rates. The decrease was partially offset by an increase in gas processing revenues.

Interest Expense
----------------

      Interest expense decreased $148,000 (43%) for the nine months ended June 30, 2002, as compared to the same period in the prior year principally due to lower average interest rates and partly due to an increase in capitalized interest, partially offset by higher average loan balances.

Income Taxes
------------

      Included in the provision for deferred income taxes for the nine months ended June 30, 2002 is a U.S. deferred tax benefit of $376,000 related to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the sale of land development rights in December 2001. There were no deferred income tax benefits related to land sales in the three months ended June 30, 2002 or in the three and nine months ended June 30, 2001.

      During the three months ended June 30, 2001, the Province of Alberta reduced the province's corporate tax rate from 15.5% to 13.5% effective April 1, 2001. As a result of this reduction, the Company recorded an approximately $300,000 deferred income tax benefit in the three and nine months ended June 30, 2001.

      In April 2002, the legislative assembly of the Province of Alberta held a first reading and passed at second reading a bill to reduce the province's corporate tax rate from the current 13.5% rate to 13.0% effective April 1, 2002. If passed on third reading and enacted into law, such a reduction in the tax rate would reduce the Company's current tax provision for fiscal 2002 by an immaterial amount and reduce the deferred income tax liability by an estimated $70,000.

      The provision for income taxes did not bear a normal relationship to earnings before income taxes because Canadian taxes were payable on Canadian operations and losses from U.S. operations provide no foreign tax benefits.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and reports on Form 8-K


      (a) Exhibits

            Exhibit No. 99.1 - Certification of Chief Financial Officer
              Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

            Exhibit No. 99.2 - Certification of Chief Executive Officer
              Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K

            None

                                    SIGNATURE
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
--------------------------
(Registrant)



/s/ Russell M. Gifford
----------------------
Russell M. Gifford
Executive Vice President,
Chief Financial Officer and
Treasurer

Date:   August 14, 2002