Form 10KSB
period 2002-09-30
BARNWELL INDUSTRIES INC
filed 2002-12-27
CIK 10048

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


     X      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
    ---     SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended September 30, 2002


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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

 Issuer's revenues for the fiscal year ended September 30, 2002: $15,880,000

The aggregate market value of the voting stock held by non-affiliates (641,197 shares) of the Registrant on December 23, 2002, based on the closing price of $20.20 on that date on the American Stock Exchange, was $12,952,000.

As of December 23, 2002 there were 1,314,510 shares of common stock, par value $0.50, outstanding.

                       Documents Incorporated by Reference
                       -----------------------------------

    1. Proxy statement to be forwarded to shareholders on or about January 16, 2003 is incorporated by reference in Part III hereof.

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

PART III

   Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act
   Item 10. Executive Compensation
   Item 11. Security Ownership of Certain Beneficial Owners and Management
   Item 12. Certain Relationships and Related Transactions
   Item 13. Exhibits and Reports on Form 8-K
   Item 14. Controls and Procedures

                                     PART I

Forward-Looking Statements
--------------------------

      This Form 10-KSB, and the documents incorporated herein by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including various forecasts, projections of Barnwell Industries, Inc.'s (referred to herein together with its subsidiaries as "Barnwell") future performance, statements of Barnwell's plans and objectives and other similar types of information. Although Barnwell believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions, including, but not limited to, those relating to the factors discussed below, in other portions of this Form 10-KSB, in the Notes to Consolidated Financial Statements, and in other documents filed by Barnwell with the Securities and Exchange Commission from time to time, which could cause actual results to differ materially from those contained in such statements. These forward-looking statements speak only as of the date of filing of this Form 10-KSB, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

      Barnwell's oil and natural gas operations are affected by domestic and international political, legislative, regulatory and legal actions. Such actions may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the government of the United States in anticipation of or in response to such developments. Domestic and international economic conditions, such as recessionary trends, inflation, interest costs, monetary exchange rates and labor costs, as well as changes in the availability and market prices of crude oil, natural gas and petroleum products, may also have a significant effect on Barnwell's oil and natural gas operations. While Barnwell maintains reserves for anticipated liabilities and carries various levels of insurance, Barnwell could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings. In addition, climate and weather can significantly affect Barnwell in several of its operations. Barnwell's oil and gas operations are also affected by political developments and laws and regulations, particularly in the United States and Canada, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers' health and safety. Costs of compliance with environmental laws are ingrained in Barnwell's expenses and not distinguished from other costs and expenses.

      In Alberta, a producer of oil or natural gas is entitled to a credit against the royalties payable to the Crown by virtue of the Alberta Royalty Tax Credit program. The government of Alberta has considered limiting the Alberta Royalty Tax Credit on some basis, as yet undetermined, to entities that invest in oil and natural gas in Alberta. Barnwell currently does such investing. In fiscal 2002, Barnwell's Alberta Royalty Tax Credit totaled approximately $317,000. If the Alberta Royalty Tax Credit is not continued, it will have an adverse effect on Barnwell.

      Barnwell's land investment business segment is affected by the condition of Hawaii's real estate market. The Hawaii real estate market is affected by Hawaii's economy in general and Hawaii's tourism industry in particular. Any future cash flows from Barnwell's land development activities are subject to, among other factors, the level of real estate activity and prices, the demand for new housing and second homes on the Island of Hawaii, the rate of increase in the cost of building materials and labor, the introduction of building code modifications, changes to zoning laws, and the level of consumer confidence in Hawaii's economy.

      Barnwell's contract drilling operations, which are located in Hawaii, are also indirectly affected by the factors discussed in the preceding paragraph. Barnwell's contract drilling operations are materially dependent upon levels of activity in land development in Hawaii. Such activity levels are affected by both short-term and long-term trends in Hawaii's economy. In prior years, Hawaii's economy has experienced very slow growth, and as events during previous years have demonstrated, any prolonged reduction or lack of growth in Hawaii's economy will depress the demand for Barnwell's contract drilling services. Such a decline could have a material adverse effect on Barnwell's contract drilling revenues and profitability.

Item 1.  Description of Business
         -----------------------
      (a)   General Development of Business
            -------------------------------

      Barnwell was incorporated in Delaware in 1956. During its last three fiscal years, Barnwell was engaged in 1) oil and natural gas exploration, development, production and sales primarily in Canada (oil and natural gas segment), 2) investment in leasehold land in Hawaii (land investment segment), and 3) water and exploratory well drilling, contract labor servicing for geothermal well drilling and workovers, and water pumping system installation and repair in Hawaii (contract drilling segment).

      Barnwell's oil and natural gas activities comprise its largest business segment. Approximately 71% of Barnwell's revenues for the fiscal year ended September 30, 2002 were attributable to its oil and natural gas activities. Barnwell's contract drilling activities accounted for 22% of Barnwell's revenues in fiscal 2002, land investment activities comprised 1% of fiscal 2002 revenues, and gas processing and other revenues comprised 6% of fiscal 2002 revenues. Approximately 81% of Barnwell's capital expenditures for the fiscal year ended September 30, 2002, were attributable to oil and natural gas activities, 17% to land investment and 2% to contract drilling and other activities.

      (i)   Oil and Natural Gas Activities.
            -------------------------------

      Barnwell's wholly-owned subsidiary, Barnwell of Canada, Limited, is involved in the acquisition, exploration and development of oil and natural gas properties, principally in Alberta, Canada. Barnwell of Canada, Limited participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest, and evaluates proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere. Barnwell's oil and natural gas segment derived 76% of its oil and natural gas revenues in fiscal 2002 from five individually significant customers, ProGas Limited, Plains Marketing Ltd., AltaGas Services Inc., Engage Energy Canada L.P., and Petrogas Marketing Ltd.

      (ii)  Contract  Drilling.
            -------------------

      Barnwell's wholly-owned subsidiary, Water Resources International, Inc., drills water, geothermal and exploratory wells and installs and repairs water pumping systems in Hawaii. Water Resources International, Inc. owns and operates four rotary drill rigs, one rotary drill/workover rig, pump installation and service equipment, and maintains drilling materials and pump inventory in Hawaii. Water Resources International, Inc.'s contracts are usually fixed price per lineal foot drilled or day rate contracts that are either negotiated with private entities or are obtained through competitive bidding with various private entities or local, state and federal agencies. Barnwell's contract drilling subsidiary derived 70%, 49% and 70% of its contract drilling revenues in fiscal 2002, 2001 and 2000, respectively, pursuant to Federal, State of Hawaii and county contracts.

      (iii) Land  Investment.
            -----------------

      Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership. Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development by an affiliate of Kajima Corporation of Japan of the Four Seasons Resort Hualalai at Historic Ka'upulehu, the Hualalai Golf Club, to include two golf courses on leasehold land, and single and multiple family residential units on leasehold land acquired from Kaupulehu Developments in the North Kona District of the Island of Hawaii. Between 1996 and 2001, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of single and multi-family residential units, a golf course and a limited commercial area on 870 leasehold acres located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu.

      Kaupulehu Developments currently owns the leasehold rights in these 870 acres and leasehold rights in approximately 1,100 acres of conservation-zoned land, located adjacent to and contiguous with the 870 acres. Kaupulehu Developments also owns development rights in residentially zoned leasehold land adjacent to and interspersed within the Hualalai Golf Club golf course and the second golf course currently under construction. The development rights are under option to the owner of the Four Seasons Resort Hualalai at Historic Ka'upulehu.

      (b)  Financial Information about Industry Segments
           ---------------------------------------------

      Revenues of each industry segment for the fiscal years ended September 30, 2002, 2001 and 2000 are summarized as follows (all revenues were from unaffiliated customers with no intersegment sales or transfers):

                            2002                2001                 2000
                     -----------------   ------------------   -----------------
Oil and natural gas  $11,320,000   71%   $19,870,000    82%   $15,270,000   57%
Contract drilling      3,480,000   22%     3,290,000    14%     3,520,000   13%
Land investment          120,000    1%         -         -      6,540,000   25%
Other                    698,000    4%       601,000     3%       891,000    4%
                     -----------  ----   -----------   ----   -----------  ----
Revenues from
  segments            15,618,000   98%    23,761,000    99%    26,221,000   99%
Interest income          262,000    2%       329,000     1%       349,000    1%
                     -----------  ----   -----------   ----   -----------  ----
  Total revenues     $15,880,000  100%   $24,090,000   100%   $26,570,000  100%
                     ===========  ====   ===========   ====   ===========  ====

      For further discussion see Note 11 (SEGMENT AND GEOGRAPHIC INFORMATION) and Note 13 (CONCENTRATIONS OF CREDIT RISK) of "Notes to Consolidated Financial Statements" in Item 7.

      (c)  Narrative Description of Business
           ---------------------------------

      See the table above in Item 1(b) detailing revenue of each industry segment and description of each industry segment of Barnwell's business under
Item 2.

      As of September 30, 2002, Barnwell employed 49 employees, 46 of which are on a full-time basis. 23 are employed in contract drilling activities, 15 are employed in oil and natural gas activities, and 11 are members of the corporate and administrative staff.

      For further discussion see "Governmental Regulation" and "Competition" sections in Item 2 hereof.

      (d)  Financial  Information  about Foreign  and  Domestic  Operations  and
           ---------------------------------------------------------------------
           Export Sales
           ------------

      Revenues and long-lived assets by geographic area for the three years ended and as of September 30, 2002, 2001 and 2000 are set forth in Note 11 (SEGMENT AND GEOGRAPHIC INFORMATION) of "Notes to Consolidated Financial Statements" in Item 7.

Item 2.  Description of Property
         -----------------------

      OIL AND NATURAL GAS OPERATIONS
      ------------------------------

General
-------

      Barnwell's investments in oil and natural gas properties consist of investments in Canada, principally in the Province of Alberta, with minor holdings in Saskatchewan and British Columbia. These property interests are principally held under governmental leases or licenses. Under the typical

Canadian provincial governmental lease, Barnwell must perform exploratory operations and comply with certain other conditions. Lease terms vary with each province, but, in general, the terms grant Barnwell the right to remove oil, natural gas and related substances subject to payment of specified royalties on production.

      Barnwell participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest. Barnwell also evaluates proposals by third parties for participation in other exploratory and developmental opportunities. All exploratory and developmental operations are overseen by Barnwell's Calgary, Alberta staff along with independent consultants as necessary. In fiscal 2002, Barnwell participated in exploratory and developmental operations in the Canadian Provinces of Alberta and British Columbia, although Barnwell does not limit its consideration of exploratory and developmental operations to these areas.

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

      In  fiscal  2002,  the  weighted  average  rate of all  royalties  paid to governments and others on natural gas from the Dunvegan Unit, Barnwell's principal oil and natural gas property, before the Alberta Royalty Tax Credit, was approximately 28%. The weighted average rate of royalties paid on all of Barnwell's natural gas was approximately 26% in fiscal 2002, versus approximately 30% in fiscal 2001. The decrease in the weighted average royalty rate was primarily due to lower average annual gas prices in fiscal 2002, as compared to fiscal 2001.

      In fiscal 2002, virtually all of Barnwell's oil production was from properties located in Alberta. The Province of Alberta determines its royalty share of oil by using a reference price that averages all oil sales in Alberta. Royalty rates are calculated on a sliding scale basis, increasing as prices increase. Additionally, Barnwell pays gross overriding royalties and leasehold royalties on a portion of its oil sales to parties other than the Province of Alberta. In fiscal 2002 and 2001, the weighted average royalty rate paid on oil was approximately 25% and 27%, respectively.

      Prices of natural gas are typically higher in the winter than at other times due to demand for heating. Prices of oil are also subject to seasonal fluctuations, but to a lesser degree. Unit sales of oil and natural gas are based on the quantity produced from the properties by the operator based on sound petroleum practices and applicable rules and regulations. During periods of low demand for natural gas the operator of the Dunvegan property can and may re-inject natural gas into underground storage facilities for delivery at a future date.

Well Drilling Activities
------------------------

      During fiscal 2002, Barnwell participated in the drilling of 11 development wells and five exploratory wells, of which Barnwell management believes 12 should be capable of production. Barnwell also participated in the recompletion of six wells. The most significant drilling operations took place in the Progress and Red Earth areas. New drilling operations took place in the Chigwell, Boundary Lake, Wizard Lake and Pollockville areas.

      The Dunvegan Unit, which is Barnwell's principal oil and natural gas property and is located in Alberta, Canada, has 109 natural gas wells producing from 112 well zones. Barnwell holds an 8.9% interest in the Dunvegan Unit; capital expenditures have decreased substantially this year as no new wells were drilled and only four (0.36 net wells) recompletions were performed. Total capital expenditures at Dunvegan were $325,000 in fiscal 2002 as compared to $696,000 and $630,000 in fiscal 2001 and 2000, respectively.

      In fiscal 2002 in the Progress area, located in Northwest Alberta, just South of the Dunvegan property, Barnwell spent $500,000. Barnwell tied-in to the natural gas pipelines one gas well drilled in late fiscal 2001 in which Barnwell has a 50% working interest and is the operator of. Barnwell also drilled two gas wells (0.75 net wells), one of which commenced production in October 2002 and the other, initially brought on line in March 2002, experienced production difficulties and was worked over in September 2002, which was unsuccessful and suspended.

      Red  Earth  capital   expenditures   totaled   $787,000   where   Barnwell
participated in drilling one gross (0.50 net) oil well, one water injection well for use in the Red Earth water flood and one recompletion (0.27 net).

      At Chigwell, a new area, Barnwell spent $283,000 and participated in one gross (0.35 net) gas well that commenced production in March 2002.

      At another new area, Boundary Lake, Barnwell's capital expenditures in fiscal 2002 totaled $241,000 and participated in one gross well (0.25 net wells), which was completed in March 2002 as a successful sour oil well. Due to the complexities of producing sour oil, the well is expected to be tied-in in December 2002. This well has tested at production rates of 100 gross barrels per day, 25 gross barrels (19 net barrels) to Barnwell's working interest.

      In September 2002, Barnwell drilled two wells, one gross (0.25 net) oil well at Wizard Lake, Alberta, on a prospect generated internally and to be operated by Barnwell, and one gross (0.38 net) gas well at Pollockville, Alberta. Both wells have been cased and are included as successful wells in the table below.

      Barnwell's net interest in wells drilled in 2002 rose to 34.1%, up from 19.3% in 2001 and 2000 as Barnwell has endeavored to take larger working interest in wells that it participates in and to internally generate more prospects.

      The following table sets forth more detailed information with respect to the number of exploratory ("Exp.") and development ("Dev.") wells drilled for the fiscal years ended September 30, 2002, 2001, and 2000 in which Barnwell participated:

                                           Total
           Productive    Productive     Productive
            Oil Wells     Gas Wells        Wells       Dry Holes    Total Wells
           -----------   -----------    -----------   -----------   ------------
           Exp.   Dev.   Exp.   Dev.    Exp.   Dev.   Exp.   Dev.   Exp.    Dev.
           ----   ----   ----   ----    ----   ----   ----   ----   ----    ----
2002
----
Gross*     3.00   3.00   1.00   5.00    4.00   8.00   1.00   3.00   5.00   11.00
Net*       0.57   1.09   0.25   2.28    0.82   3.37   0.12   1.15   0.94    4.52

2001
----
Gross*      -    11.00   1.00  11.00    1.00  22.00   3.00   4.00   4.00   26.00
Net*        -     1.50   0.20   1.50    0.20   3.00   1.20   1.40   1.40    4.40

2000
----
Gross*     1.00  16.00   5.00  12.00    6.00  28.00   2.00   4.00   8.00   32.00
Net*       0.50   1.60   1.30   2.20    1.80   3.80   0.80   1.30   2.60    5.10

---------------------------------
* The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but 0.50 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Oil and Natural Gas Production
------------------------------

      The following table summarizes (a) Barnwell's net unit production for the last three fiscal years, based on sales of crude oil, natural gas, condensate and other natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties and the Alberta Royalty Tax Credit. Barnwell's net production in fiscal 2002, 2001 and 2000 was derived primarily from the Province of Alberta. All dollar amounts in this table are in U.S. dollars.

                                              Year Ended September 30,
                                      ---------------------------------------
                                        2002           2001           2000
                                      ---------      ---------      ---------
Annual net production:
       Natural gas liquids (BBLS)*       94,000         98,000        104,000
       Oil (BBLS)*                      148,000        174,000        187,000
       Natural gas (MCF)*             3,277,000      3,269,000      3,501,000

Annual average sale price
  per unit of production:
       BBL of liquids**                  $12.46         $22.60         $16.91
       BBL of oil**                      $21.28         $25.44         $26.15
       MCF of natural gas**              $ 2.12         $ 4.02         $ 2.41

Annual average production cost
  per MCFE produced***                   $ 0.66         $ 0.72         $ 0.60

Annual average depletion cost
  per MCFE produced***                   $ 0.71         $ 0.70         $ 0.60

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

      The average production cost per MCFE produced for fiscal 2002 includes an oil and natural gas operating expense credit for overcharges of operating expenses for fiscal years 1998 through 2001 from the operator of the Dunvegan property totaling $470,000. Without this credit, the average production cost per MCFE produced for fiscal 2002 would have been $0.76. There were no such credits in fiscal years 2001 and 2000.

      In fiscal 2002, approximately 62%, 28% and 10% of Barnwell's oil and natural gas revenues were from the sale of natural gas, the sale of oil and the sale of natural gas liquids, respectively. In fiscal 2001, approximately 66%, 23% and 11% of Barnwell's oil and natural gas revenues were from the sale of natural gas, the sale of oil and the sale of natural gas liquids, respectively.

       In fiscal 2002, Barnwell's net production after royalties for natural gas averaged 8,980 MCF per day, comparable to 8,950 MCF per day in fiscal 2001. Gross natural gas production declined 5% as natural declines in gas production at Barnwell's more mature properties and the watering out of wells at Sunnynook and Pembina were only partially offset by recent development and new production from the Progress and Pollockville areas. However, natural gas production was relatively unchanged on a net basis due to a decrease in royalties attributable to decreased natural gas prices. Dunvegan contributed approximately 47% of Barnwell's net natural gas production in fiscal 2002.

      Barnwell's major oil producing properties are the Red Earth, Chauvin and Manyberries areas in Canada. In fiscal 2002, net production after royalties for oil averaged 400 barrels per day, a decrease of 17% from 480 barrels per day in fiscal 2001. This decrease was due to natural declines in production from certain of Barnwell's older oil properties.

      In fiscal 2002, net production after royalties for natural gas liquid averaged 260 barrels per day, a decrease of 4% from 270 barrels per day in fiscal 2001. This decrease was due to declines in production from the Dunvegan and Pembina areas.

      In fiscal 2001, approximately 66%, 23% and 11% of Barnwell's oil and natural gas revenues were from the sale of natural gas, the sale of oil and the sale of natural gas liquids, respectively.

      In fiscal 2001, Barnwell's net production after royalties for natural gas averaged 8,950 MCF per day, a decrease of 6% from 9,560 MCF per day in fiscal 2000. This decrease was due to higher royalty percentage rates due to higher prices. The Province of Alberta takes its royalty share of production based on commodity prices with the royalty percentage increasing as prices increase; as natural gas prices were significantly higher in fiscal 2001, as compared to fiscal 2000, more reserves were deducted for royalties in fiscal 2001 than in fiscal 2000. Production from newer areas such as Progress and Pembina offset declines in production from Barnwell's more mature properties. Dunvegan contributed approximately 42% of Barnwell's net natural gas production in fiscal 2001.

      In fiscal 2001, net production after royalties for oil averaged 480 barrels per day, a decrease of 6% from 510 barrels per day in fiscal 2000. This decrease was due to natural declines in production in the Red Earth area, one of Barnwell's more mature areas. Oil production declines were partially offset by development drilling at Manyberries and Chauvin.

      In fiscal 2001, net production after royalties for natural gas liquids averaged 270 barrels per day, a decrease of 4% from 280 barrels per day in fiscal 2000. This decrease was due to higher royalty percentage rates due to higher prices.

      The following table sets forth the gross and net number of productive wells Barnwell has an interest in as of September 30, 2002.

Productive Wells
----------------

                                 Productive  Wells*
                              ------------------------
                               Gross**        Net**
                              ---------    -----------
Location                      Oil   Gas    Oil    Gas
------------------            ---   ---    ----   ----
Canada
------
  Alberta                     169   435    27.0   45.0
  Saskatchewan                  2    14     0.2    2.4
  British Columbia              -     1       -    0.5
                              ---   ---    ----   ----
Total                         171   450    27.2   47.9
                              ===   ===    ====   ====

-----------------------------
* Seventy-two gross natural gas wells have dual or multiple completions and six gross oil wells have dual completions.
**    Please see note (2) on the following table.

Developed Acreage and Undeveloped Acreage
-----------------------------------------

      The following table sets forth certain information with respect to oil and natural gas properties of Barnwell as of September 30, 2002:

                                                                    Developed and
                            Developed           Undeveloped          Undeveloped
                            Acreage(1)           Acreage(1)           Acreage(1)
                        -----------------    -----------------    ------------------
Location                Gross(2)    Net(2)   Gross(2)    Net(2)    Gross(2)    Net(2)
-------------------     -------    ------    -------    ------    --------    ------
Canada
------
  Alberta               251,719    31,335    133,026    36,896     384,745    68,231
  British Columbia        1,350       455      4,804     1,753       6,154     2,208
  Saskatchewan            3,696       543        200        11       3,896       554
                        -------    ------    -------    ------    --------    ------
Total                   256,765    32,333    138,030    38,660     394,795    70,993
                        =======    ======    =======    ======    ========    ======

------------------------------
(1) "Developed Acreage" includes the acres covered by leases upon which there are one or more producing wells. "Undeveloped Acreage" includes acres covered by leases upon which there are no producing wells and which are maintained in effect by the payment of delay rentals or the commencement of drilling thereon.

(2) "Gross" also refers to the total number of acres in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a 320 acre lease represents 320 Gross Acres and 160 Net Acres. The gross acreage figures include interests owned of record by Barnwell and, in addition, the portion owned by others.

      Barnwell's leasehold interests in its undeveloped acreage expire over the next five fiscal years, if not developed, as follows: 38% expire during fiscal 2003; 11% expire during fiscal 2004; 16% expire during fiscal 2005; 15% expire during fiscal 2006 and 20% expire during fiscal 2007. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

      Barnwell's undeveloped acreage includes major concentrations in Alberta, at Thornbury (5,723 net acres), Foley Lake (5,600 net acres), Gere (3,706 net acres) and Red Earth (2,516 net acres).

Reserves
--------

      The amounts set forth in the table below, prepared by Paddock Lindstrom & Associates Ltd., Barnwell's independent reservoir engineering consultants, summarize the estimated net quantities of proved developed producing reserves and proved developed reserves of crude oil (including condensate and natural gas liquids) and natural gas as of September 30, 2002, 2001 and 2000 on all properties in which Barnwell has an interest. These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any federal authority or agency since October 1, 1980.

Proved Producing Reserves
-------------------------

                                               September 30,
                                  ---------------------------------------
                                     2002          2001          2000
                                  -----------   -----------   -----------
Oil - barrels (BBLS)
   (including condensate and
   natural gas liquids)             1,303,000     1,327,000     1,508,000
Natural gas - thousand
   cubic feet (MCF)                19,612,000    21,847,000    20,594,000


Total Proved Reserves
  (Includes Proved Producing Reserves)
--------------------------------------
                                               September 30,
                                  ---------------------------------------
                                     2002          2001           2000
                                  -----------   -----------   -----------
Oil - barrels (BBLS)
   (including condensate and
   natural gas liquids)             1,527,000     1,536,000     1,781,000
Natural gas - thousand
   cubic feet (MCF)                27,166,000    28,371,000    29,796,000

      As of September 30, 2002, essentially all of Barnwell's proved producing and total proved reserves were located in the Province of Alberta, with minor volumes located in the Provinces of Saskatchewan and British Columbia.

      During fiscal 2002, Barnwell's total net proved reserves, including proved producing reserves, of oil, condensate and natural gas liquids decreased by 9,000 barrels, and total net proved reserves of natural gas decreased by 1,205,000 MCF. The change in oil, condensate and natural gas liquids reserves was the net result of production during the year of 242,000 barrels, the addition of 49,000 barrels from the drilling of productive wells, and the independent engineer's 184,000 barrel upward revision of Barnwell's oil reserves. Barnwell's proved natural gas reserves decreased as a net result of production during the year of 3,277,000 MCF, the addition of 1,087,000 MCF from the drilling of productive natural gas wells, and the independent engineer's 985,000 MCF upward revision of Barnwell's natural gas reserves.

      Barnwell's working interest in the Dunvegan area accounted for approximately 66% and 65%, of its total proved natural gas reserves at September 30, 2002 and 2001, respectively, and approximately 41% and 45% of total proved oil and condensate reserves at September 30, 2002 and 2001, respectively.

      The following table sets forth Barnwell's oil and natural gas reserves at September 30, 2002, by property name, based on information prepared by Paddock Lindstrom & Associates Ltd. Gross reserves are before the deduction of royalties; net reserves are after the deduction of royalties net of the Alberta Royalty Tax Credit. This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at the date of the projection. Oil, which includes natural gas liquids, is shown in thousands of barrels ("MBBLS") and natural gas is shown in millions of cubic feet ("MMCF").


                 OIL AND NATURAL GAS RESERVES AT SEPTEMBER 30, 2002

                              Total Proved Producing           Total Proved
                            --------------------------- ---------------------------
                             Oil & NGL's       Gas       Oil & NGL's       Gas
                            ------------- ------------- ------------- -------------
                              Gross  Net    Gross  Net    Gross  Net    Gross  Net
Property Name                  (MBBLS)       (MMCF)        (MBBLS)       (MMCF)
                            ------------- ------------- ------------- -------------
Dunvegan                       665    489 16,702 13,494    854    624 22,037 17,965
Red Earth                      527    461     50     43    550    479     60     52
Pouce Coupe                     36     30  1,367  1,035     36     30  1,367  1,035
Thornbury                        -      -  1,244  1,029      -      -  1,491  1,240
Hillsdown                       22     16    957    766     41     31  1,122    901
Sunnynook                        -      -     17     13      -      -     17     13
Medicine River                  57     42  1,008    656     65     48  1,117    730
Barrhead                         -      -    348    305      -      -    348    305
Belloy                           -      -    160    121      -      -    272    211
Charlotte Lake                  26     23    403    367     26     23    803    717
Chauvin                        164    143     19     15    178    153     20     16
Clive                            -      -     17     16      -      -     17     16
Coyote                           -      -     17     17      -      -     17     17
Drumheller                       -      -     99     80      -      -     99     80
Faith                            -      -      -      -      -      -  1,011    772
Gilby                            4      3     67     56      4      3     67     56
Highvale                         3      3     51     47      3      3     51     47
Hilda                            -      -     43     40      -      -     43     40
Leduc                            -      -      -      -      -      -    204    166
Malmo                            -      -     61     51      -      -     61     51
Manyberries                     28     25      4      3     28     25      4      3
Mikwan                           -      -     29     26      -      -     29     26
Mitsue                           -      -     40     35      -      -     40     35
Pembina                         26     21    299    242     26     21    299    242
Pollockville                     -      -    221    165      -      -    340    245
Progress                         7      4    864    598     13      8  1,445  1,068
Staplehurst                     13     12      -      -     17     16      -      -
Tomahawk                         -      -      -      -     18     15    442    335
Wood River                       9      8    168    139      9      8    168    139
Zama                            25     20    149     97     26     21    600    392
Boundary Lake,
   British Columbia              -      -      -      -     19     16    109     95
Hatton, Saskatchewan             -      -    218    156      -      -    218    156
Webb-Beverley, Saskatchewan      3      3      -      -      3      3      -      -
                            ------ ------ ------ ------ ------ ------ -----  ------
TOTAL                        1,615  1,303 24,622 19,612  1,916  1,527 33,918 27,166
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

                                      Proved Producing      Total Proved
                                          Reserves            Reserves
                                      ----------------      ------------
Year ending September 30,

                   2003                  $ 6,340,000        $ 6,210,000
                   2004                    5,918,000          6,835,000
                   2005                    4,916,000          5,747,000
                   Thereafter             24,925,000         33,414,000
                                         -----------        -----------
                                         $42,099,000        $52,206,000
                                         ===========        ===========

Present value (discounted at 10%)
  at September 30, 2002                  $26,303,000        $32,619,000
                                         ===========        ===========

Marketing of Oil and Natural Gas
--------------------------------

      Barnwell sells substantially all of its oil and condensate production under short-term contracts between itself and marketers of oil. The price of oil is freely negotiated between the buyers and sellers.

      Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices. The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers. In 2002, 2001 and 2000, Barnwell took virtually all of its oil and natural gas "in kind" where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell's behalf.

      In fiscal 2002, natural gas production from the Dunvegan Unit was responsible for approximately 45% of Barnwell's natural gas revenues as compared to 40% in fiscal 2001. In fiscal 2002, Barnwell had five individually significant customers that accounted for 76% of Barnwell's oil and natural gas revenues. A substantial portion of Barnwell's Dunvegan natural gas production and natural gas production from other properties is sold to aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers. In fiscal 2002, Barnwell continued to increase the volumes of natural gas sold into spot markets, reaching approximately 43% of natural gas volumes, to take advantage of new pipeline access to premium markets and higher prices.

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

      The right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell's operations. In addition to the foregoing, in the future, Barnwell's Canadian operations may be affected from time to time by political developments in Canada and by Canadian Federal, provincial and local laws and regulations, such as restrictions on production and export, oil and natural gas allocation and rationing, price controls, tax increases, expropriation of property, modification or cancellation of contract rights, and environmental protection controls. Furthermore, operations may also be affected by United States import fees and restrictions.

      Different royalty rates are imposed by the provincial governments, the Government of Canada and private interests with respect to the production and sale of crude oil, natural gas and liquids. In addition, provincial governments receive additional revenue through the imposition of taxes on crude oil and natural gas owned by private interests within the province. Essentially, provincial royalties are calculated as a percentage of revenue, and vary depending on production volumes, selling prices and the date of discovery.

      Canadian taxpayers are not permitted to deduct royalties, taxes, rentals and similar levies paid to the Federal or provincial governments in connection with oil and natural gas production in computing income for purposes of Canadian Federal income tax. However, they are allowed to deduct a "Resource Allowance" which is 25% of the taxpayer's "Resource Profits for the Year" (essentially, net income from the production of oil, natural gas or minerals) in computing their taxable income.

      In Alberta, a producer of oil or natural gas is entitled to a credit against the royalties payable to the Crown by virtue of the Alberta Royalty Tax Credit program. The Alberta Royalty Tax Credit rate is based on a price-sensitive formula and varies between 75% at prices below a specified royalty tax credit reference price decreasing to 25% at prices above a specified royalty tax credit reference price. The Alberta Royalty Tax Credit will be applied to a maximum annual amount of $2,000,000 Canadian dollars of Alberta Crown royalties payable for each producer or associated group of producers. Crown royalties on production from producing properties acquired from corporations claiming maximum entitlements to Alberta Royalty Tax Credit will generally not be eligible for Alberta Royalty Tax Credit. The rate is established quarterly based on the average royalty tax credit reference price, as determined by the Alberta Department of Energy. The royalty tax credit reference price is based on a weighted average oil and gas price.

      The Province of Alberta has stated that changes in the Alberta Royalty Tax Credit will be announced three years in advance. The government of Alberta has considered limiting the Alberta Royalty Tax Credit on some basis, as yet undetermined, to entities that invest in oil and natural gas in Alberta. Barnwell currently does such investing. The Alberta Royalty Tax Credit program has been in effect in various forms since 1974 and Barnwell anticipates that it will be continued in some form for the foreseeable future. In fiscal 2002, Barnwell's Alberta Royalty Tax Credit totaled approximately $317,000. If the Alberta Royalty Tax Credit is not continued, it will have an adverse effect on Barnwell.

Competition
-----------

      The majority of Barnwell's natural gas sales take place in Alberta, Canada. Natural gas prices in Alberta are generally competitive with other major North American areas due to increased pipeline capacity into the United States. Barnwell's oil and natural gas liquids are sold in Alberta with prices determined by the world price for oil.

      Barnwell competes in the sale of oil and natural gas on the basis of price, and on the ability to deliver products. The oil and natural gas industry is intensely competitive in all phases, including the exploration for new production and reserves and the acquisition of equipment and labor necessary to conduct drilling activities. The competition comes from numerous major oil companies as well as numerous other independent operators. There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Barnwell is a minor participant in the industry and competes in its oil and natural gas activities with many other companies having far greater financial and other resources.

      CONTRACT DRILLING OPERATIONS
      ----------------------------

      Barnwell owns 100% of Water Resources International, Inc. which drills water and exploratory wells and installs and repairs water pumping systems in Hawaii. Water Resources International, Inc. owns and operates four Spencer-Harris portable rotary drill rigs ranging in drilling capacity from
3,500 feet to 7,000 feet, and one IDECO H-35 rotary drill/workover rig. Additionally, Water Resources International, Inc. owns a two acre parcel of real estate in an industrial park 11 miles south of Hilo, Hawaii. Water Resources International, Inc. also leases a three-quarter of an acre maintenance facility in Honolulu and a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and maintains an inventory of drilling and pump supplies. As of September 30, 2002, Water Resources International, Inc. employed 23 drilling, pump and administrative employees, none of whom are union members.

      Water Resources International, Inc. drills water, geothermal and exploratory wells of varying depths in Hawaii. Water Resources International, Inc. also installs and repairs water pumps and is the State of Hawaii's distributor for Floway pumps and equipment. The demand for Water Resources International, Inc.'s services is primarily dependent upon land development activities in Hawaii. Water Resources International, Inc. markets its services to land developers and government agencies, and identifies potential contracts through public notices, its officers' involvement in community activities and referrals. Contracts are usually fixed price per lineal foot or day rate contracts and are negotiated with private entities or obtained through competitive bidding with private entities or with local, state and Federal agencies. Contract revenues are not dependent upon the discovery of water, geothermal production zones or other, similar targets, and contracts are not subject to renegotiation of profits or termination at the election of the governmental entities involved. Contracts provide for arbitration in the event of disputes.

      Barnwell's contract drilling subsidiary derived 70%, 49% and 70% of its contract drilling revenues in fiscal 2002, 2001 and 2000, respectively, pursuant to Federal, State of Hawaii and county contracts. At September 30, 2002, Barnwell had accounts receivable from the State of Hawaii and county entities totaling approximately $736,000. Barnwell has lien rights on contracts with Federal, State of Hawaii, county and private entities.

      Barnwell's contract drilling segment currently operates in Hawaii and is not subject to seasonal fluctuations.

Activity
--------

      In fiscal 2002, Water Resources International, Inc. started three well drilling contracts and three pump installation contracts and completed six well drilling contracts and three pump installation contracts. Five of the six completed well contracts and two of the three completed pump contracts were started in the prior year. Eighty-one percent (81%) of well drilling and pump installation jobs, representing 70% of total contract drilling revenues in fiscal 2002, have been pursuant to government contracts.

      At September 30, 2002, Water Resources International, Inc. had a backlog of six well drilling contracts and six pump installation and repair contracts, two and four of which, respectively, were in progress as of September 30, 2002.

      The dollar amount of Barnwell's backlog of firm well drilling and pump installation and repair contracts at November 30, 2002 and 2001 is as follows:

                                            2002             2001
                                         ----------       ----------
      Well drilling                      $1,700,000       $1,400,000
      Pump installation and repair          100,000          300,000
                                         ----------       ----------
                                         $1,800,000       $1,700,000
                                         ----------       ----------

      All of the contracts in backlog at November 30, 2002 are expected to be completed within fiscal year 2003.

Competition
-----------

      Water Resources International, Inc. utilizes rotary drill rigs and competes with other drilling contractors in Hawaii which use cable tool rigs, which require less labor to operate but generally drill slower, rotary drill rigs similar to Water Resources International, Inc.'s drilling rigs and top head rotary drilling rigs that drill as quickly as Water Resources International, Inc.'s equipment but require less labor. These competitors are also capable of installing and repairing vertical turbine and submersible water pumping systems in Hawaii. These contractors compete actively with Water Resources International, Inc. for government and private contracts. Pricing is Barnwell's major method of competition; reliability of service is also a significant factor.

      The number of available water well drilling jobs has not changed significantly from the prior year. Barnwell expects competitive pressures within the industry to remain high as demand for well drilling and pump installation in Hawaii is not expected to increase in fiscal year 2003 and may decrease.

      LAND INVESTMENT OPERATIONS
      --------------------------

      Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership. Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, which opened in 1996, a second golf course, and single and multiple family residential units on land acquired from Kaupulehu Developments by Kaupulehu Makai Venture, an affiliate of Kajima Corporation of Japan, located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

Activity
--------

      The leasehold land interests held by Kaupulehu Developments are for approximately 870 acres of land zoned for resort/residential development and approximately 1,000 acres of land zoned conservation. These approximately 1,870 acres are located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. Kaupulehu Developments is negotiating with an independent third party interested in developing the approximately 870 acres of resort/residential leasehold land, of which approximately 186 acres were designated by the State Land Use Commission as preservation areas with no residential or golf course development, and continues to make significant progress negotiating a revised development agreement and residential fee simple purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

      Kaupulehu Developments also holds developments rights for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club. In November 2001, Kaupulehu Developments and Kaupulehu Makai Venture agreed to a restructuring of Kaupulehu Makai Venture's option to purchase Kaupulehu Developments' residential development rights, thereby enabling Kaupulehu Makai Venture to develop residential units on the applicable acreage. Under the terms of the new agreement, Kaupulehu Developments transferred its leasehold interest in approximately 230 of its approximately 1,100 acres of resort/residential zoned land to Kaupulehu Makai Venture and the amount of residential acreage under the option was increased to approximately 130 acres. The total amount of the option proceeds, if fully exercised, remained unchanged at $25,500,000, however the timing of the option payments were restructured as follows: two payments of $2,125,000; one was paid December 31, 2001 and the second is due December 31, 2002; and eight payments of $2,656,250 are due on each December 31 of years 2003 to 2010. If any annual option payment is not made, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

      On December 31, 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000, reducing the acreage under option to approximately 120 acres. Barnwell accounts for sales of development rights under option by use of the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold. Accordingly, in consolidation, approximately $1,877,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying investment in land in fiscal 2002. Additionally, sales of development rights were further reduced by $128,000 of fees paid to Nearco, Inc. (an entity controlled by Mr. Johnston, a member of the Board of Directors of Barnwell) related to the sale. The remaining $120,000 of sales proceeds is recorded in the Consolidated Statements of Operations as "Sale of development rights, net."

      Barnwell did not receive any revenues in fiscal 2001 related to its interest in Kaupulehu Developments. In fiscal 2000, Kaupulehu Makai Venture exercised a portion of the option granted in 1990 by Kaupulehu Developments for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. Barnwell recognized revenues of $6,540,000, net of costs associated with the transaction, from the receipt of the option monies.

      On January 31, 2002, Barnwell paid the remaining $2,209,000 due on the April 2001 purchase of an additional 27.5% interest in Kaupulehu Developments. Also, on January 31, 2002, Nearco, Inc. repaid $100,000 of its notes receivable to Barnwell and Barnwell extended the due date of the $1,381,000 balance of Nearco, Inc.'s original $1,481,000 receivable to December 31, 2002. The note bears interest at 10%, payable quarterly, from February 1, 2002, and is secured by an approximately 22.0% interest in Kaupulehu Developments and an assignment of commissions earned by Nearco, Inc. on Kaupulehu Developments' gross receipts from the sale of real estate interests. Barnwell's revised note receivable from Nearco, Inc. is subordinated to a $600,000, 10% note due January 31, 2003,
Nearco, Inc. made with a third party on January 31, 2002, to pay a portion of the remaining monies due on its April 2001 purchase of an additional interest in Kaupulehu Developments.

      Management believes that Nearco, Inc. will repay its note. Barnwell estimates that the current value of Nearco, Inc.'s pledged interest in Kaupulehu Developments is significantly in excess of the combined value of its note to Barnwell and Nearco, Inc.'s $600,000 note to a third party to which Barnwell's note is subordinated.

Competition
-----------

      Barnwell's land investment segment is subject to intense competition in all phases of its operations including the acquisition of new properties, the securing of approvals necessary for land rezoning, and the search for potential buyers of property interests presently owned. The competition comes from numerous independent land development companies and other industries involved in land investment activities. The principal methods of competition are the location of the project and pricing. Kaupulehu Developments is a minor participant in the land development industry and competes in its land investment activities with many other entities having far greater financial and other resources.

      For the past several years, Hawaii's economy has experienced little or no growth and the real estate market has been slow. However, the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments' property is located, has experienced strong demand in recent years. This trend continued through fiscal 2002 and is not expected to decline significantly in the near term, although there can be no assurance this trend will in fact continue.

Item 3.  Legal Proceedings
         -----------------

      Barnwell is occasionally involved in routine litigation and is subject to governmental and regulatory controls that are incidental to the business. Barnwell's management believes that routine claims and litigation involving
Barnwell are not likely to have a material adverse effect on its financial position, results of operations or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      None.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters
         --------------------------------------------------------

      The principal market on which Barnwell's common stock is being traded is the American Stock Exchange. The following tables present the quarterly high and low sales prices, on the American Stock Exchange, for Barnwell's common stock during the periods indicated:

Quarter Ended           High     Low    Quarter Ended          High     Low
-------------------    ------   ------  ------------------    ------   ------
December 31, 2000      $21.00   $16.88  December 31, 2001     $20.75   $17.90
March 31, 2001          20.94    17.85  March 31, 2002         20.60    19.75
June 30, 2001           22.20    18.30  June 30, 2002          20.75    20.00
September 30, 2001      20.00    18.50  September 30, 2002     20.05    19.40


      As of December 2, 2002, there were 1,314,510 shares of common stock, par value $0.50, outstanding. There were approximately 400 holders of the common stock of the registrant as of December 2, 2002.

      In August 2000, Barnwell declared a dividend of $0.10 per share payable September 18, 2000, to stockholders of record September 1, 2000.

      In December 2000, Barnwell declared a dividend of $0.15 per share payable January 3, 2001, to stockholders of record December 12, 2000.

      In March 2001, Barnwell declared a dividend of $0.20 per share payable March 30, 2001, to stockholders of record March 16, 2001.

      In September 2001, Barnwell declared a dividend of $0.15 per share payable October 17, 2001, to stockholders of record October 2, 2001.

      In November 2001, Barnwell declared a dividend of $0.15 per share payable January 2, 2002, to stockholders of record December 17, 2001.

Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
            ---------------------------------------------------------

      The following discussion is intended to assist in the understanding of the consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as "Barnwell") as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2002. This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes To Consolidated Financial Statements included in this report.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
------------------------------------------

      In response to U.S. Securities and Exchange Commission Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," Barnwell has identified certain of its policies as being of particular importance to the understanding of its financial position and results of operations and which require the application of significant judgment by management.

Oil and natural gas properties
------------------------------

      Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including unsuccessful wells, are capitalized until such time as the aggregate of such costs, on a country by country basis, equals the discounted present value (at 10%) of Barnwell's estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers, less related income tax effects. Any capitalized costs, net of oil and gas related deferred income taxes, in excess of the discounted present value of proved properties and the lower of cost or estimated fair value of unproved properties are charged to expense. Depletion of all such costs, except costs related to major development projects, is provided by the unit-of-production method based upon proved oil and natural gas reserves of all properties on a country by country basis. Investments in major development projects are not amortized until either proved reserves are associated with the projects or impairment has been determined. At September 30, 2002, Barnwell had no investments in major oil and natural gas development projects that were not being amortized. General and administrative costs related to oil and natural gas operations are expensed as incurred. Estimated future site restoration and abandonment costs are charged to earnings at the rate of depletion and are included in accumulated depreciation, depletion and amortization. Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties. Gains or losses are recognized on the disposition of significant oil and natural gas properties.

Investment in land and revenue recognition
------------------------------------------

      Barnwell's investment in land is comprised of interests in leasehold land under development and development rights under option.

      Investment in leasehold land under development is evaluated for impairment
whenever  events  or  changes  in  circumstances   indicate  that  the  recorded
investment balance may not be fully recoverable.

      Development rights under option are reported at the lower of the asset carrying value or fair value, less costs to sell. Sales of development rights under option are accounted for under the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to the development rights sold.

Contract drilling
-----------------

      Revenues, costs and profits applicable to contract drilling contracts are included in the consolidated statements of operations using the percentage of completion method, principally measured by the percentage of labor dollars incurred to date for each contract to total estimated labor dollars for each contract. Contract losses are recognized in full in the period the losses are identified. The performance of drilling contracts may extend over more than one year and, in the interim periods, estimates of total contract costs and profits are used to determine revenues and profits earned for reporting the results of the contract drilling operations. Revisions in the estimates required by subsequent performance and final contract settlements are included as adjustments to the results of operations in the period such revisions and settlements occur. Contracts are normally less than one year in duration.

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

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Barnwell has established a valuation allowance primarily for the U.S. tax effect of deferred Canadian taxes, foreign tax credits, accrued expenses and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. earnings will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes.

      At September 30, 2002, net deferred tax assets of $1,910,000 consisted primarily of $1,263,000 of deferred tax assets related to the excess of the cost basis of investment in land for tax purposes over the cost basis of investment in land for book purposes. This deferred tax asset will be realized through the deduction of the cost basis of investment in land for tax purposes against future proceeds from sales of interests in leasehold land under development and development rights under option. The amount of deferred income tax assets considered realizable may be reduced if estimates of future taxable income are reduced.

Pension Plan
------------

      Barnwell sponsors a noncontributory defined benefit pension plan covering substantially all of its U.S. employees, with benefits based on years of service and the employee's highest consecutive five-year average earnings. Barnwell accounts for its defined benefit pension plan in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions," which requires that amounts recognized in financial statements be determined on an actuarial basis. Statement of Financial Accounting Standards No. 87 requires that the effects of the performance of the pension plan's assets and changes in pension liability discount rates on Barnwell's computation of pension income (expense) be amortized over future periods. Any variances in the future between the assumed rates utilized for actuarial purposes and the actual rates experienced by the plan may materially affect Barnwell's results of operations or financial condition.

      During and as of the end of fiscal 2002, Barnwell assumed an expected long-term rate of return on plan assets of 8%. In fiscal 2002 and 2001, the plan's actual rate of return on plan assets fell below 8%. If this trend continues, Barnwell would be required to reconsider its assumed expected rate of return on plan assets. If Barnwell were to lower this rate, future pension expense would increase. The expected rate of future annual compensation increases utilized during and as of the end of fiscal 2002 was 5%.

      At the end of each year, Barnwell determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, Barnwell looks to rates of return on high-quality, fixed-income investments. At September 30, 2002, Barnwell determined this rate to be 6.50%.

      At September 30, 2002, Barnwell's accrued benefit cost was $244,000. For the year ended September 30, 2002, Barnwell recognized a net periodic benefit cost of $93,000. Barnwell currently estimates that the net periodic benefit cost will double in fiscal 2003, as compared to fiscal 2002.

CONTRACTUAL OBLIGATIONS
-----------------------

      The following table lists the scheduled maturities of long-term debt, estimating that Barnwell's credit facility with the Royal Bank of Canada will be renewed on each annual renewal date, currently April 30, and scheduled minimum rental payments of non-cancelable operating leases for office space and leasehold land:

                                            Payments Due by Fiscal Year
                           -------------------------------------------------------------
Contractual Obligations       2003     2004-2005   2006-2007   After 2007       Total
-----------------------    ---------   ---------   ---------   -----------   -----------
Long-term debt             $ 360,000   $   -       $   -       $ 9,961,000   $10,321,000
Operating leases             495,000     577,000     248,000     1,326,000     2,646,000
                           ---------   ---------   ---------   -----------   -----------

Total                      $ 855,000   $ 577,000   $ 248,000   $11,287,000   $12,967,000
                           =========   =========   =========   ===========   ===========

      There is no assurance that the bank will in fact extend the term of the facility on each renewal date or that the facility will be renewed at its current amount. The following table lists the scheduled maturities of long-term debt assuming that the facility will not be renewed on the next renewal date and that Barnwell then elects to convert the revolving facility to term status, and scheduled minimum rental payments of non-cancelable operating leases for office space and leasehold land:

                                             Payments Due by Fiscal Year
                          -----------------------------------------------------------------
Contractual Obligations      2003       2004-2005     2006-2007   After 2007       Total
-----------------------   ----------   ------------   ---------   -----------   -----------
Long-term debt            $  858,000   $  9,463,000   $   -       $     -       $10,321,000
Operating leases             495,000        577,000     248,000     1,326,000     2,646,000
                          ----------   ------------   ---------   -----------   -----------

Total                     $1,353,000   $ 10,040,000   $ 248,000   $ 1,326,000   $12,967,000
                          ==========   ============   =========   ===========   ===========


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Flows, Debt and Available Credit
-------------------------------------

      Cash flows from operations were $1,448,000 in fiscal 2002, as compared to $10,158,000 in fiscal 2001, a decrease of $8,710,000. This decrease was due to lower net earnings generated by Barnwell's oil and natural gas segment, due to significantly lower petroleum prices and lower volumes of oil sold, and to differences in the amount and timing of payments of income taxes. Significantly, in November 2001, the first quarter of fiscal 2002, Barnwell paid $2,367,000 in Canadian federal and provincial income taxes related to fiscal 2001 income. Making this payment on its due date deferred it from fiscal 2001 to fiscal 2002, increasing cash flows from operations in fiscal 2001 by $2,367,000 and decreasing cash flows from operations in fiscal 2002 by $2,367,000, and thus accounting for $4,734,000, or 54%, of the $8,710,000 decrease in cash flows.

      Cash flows used in investing activities totaled $3,547,000 in fiscal 2002, a $6,118,000 decrease from $9,665,000 of cash flows used in investing activities in fiscal 2001. The decrease is due to the following differences: i) cash flows from investing activities in fiscal 2002 included $1,997,000 of proceeds, net of related fees, from the partial exercise of an option to purchase development rights; there were no such proceeds in fiscal 2001, and ii) cash flows from investing activities in fiscal 2001 included two transactions that occurred only in fiscal 2001: $2,791,000 of disbursements and a $1,481,000 loan to a related party, both related to the acquisition of an additional 27.5% interest in Kaupulehu Developments, as discussed in more detail below; there were no loans issued by Barnwell in fiscal 2002 and the payment of notes payable in fiscal 2002 for the balance of the prior year's acquisition of an additional interest in Kaupulehu Developments is reported as a financing activity.

      Cash flows used in financing activities amounted to $1,540,000 in fiscal 2002, a $674,000 increase from $866,000 of cash flows used in fiscal 2001. In fiscal 2002, Barnwell paid the $2,209,000 of notes payable due on the prior year's acquisition of an additional 27.5% interest in Kaupulehu Developments and made $278,000 of distributions to Kaupulehu Developments' minority interest partners; there were no note payments or distributions to minority interest partners in fiscal 2001. Partially offsetting these financing uses in fiscal 2002 were borrowings under the Royal Bank of Canada facility of $1,711,000.

      At September 30, 2002, Barnwell had consolidated cash and cash equivalents of $1,489,000, a working capital deficit of $457,000, and available credit under the Royal Bank of Canada's revolving credit facility of approximately $2,000,000. The Company's working capital deficit at September 30, 2001 was $1,786,000.

      The Royal Bank of Canada renewed Barnwell's credit facility at approximately $12,000,000, unchanged from the prior year, and extended the revolving period one year to April 30, 2003. Barnwell restructured the repayment schedule of the loan to a two-year period if Barnwell elects to change the facility from a revolving loan to a term loan. If the loan is converted to a term loan, the new term period payments are as follows: first year of the term period - 20% (5% per quarter), and in the second year of the term period - 80% (5% per quarter for the first three quarters and 65% in the final quarter). Outstanding borrowings under this facility were $9,961,000 and $8,267,000 at September 30, 2002 and 2001, respectively, and are included in long-term debt.

      The bank represented that it will not require any repayments under the facility on or before September 30, 2003. Accordingly, Barnwell has classified outstanding borrowings under the facility as long-term debt.

      Barnwell has $360,000 of convertible notes outstanding at September 30, 2002 that are payable in four consecutive, equal quarterly installments. Interest is payable quarterly at a rate to be adjusted each quarter to the greater of 10% per annum or 1% over the prime rate of interest. Barnwell paid interest on these notes at an average rate of 10.00% per annum in fiscal 2002. For more information on Barnwell's long-term debt, see Note 6 of "Notes to the Consolidated Financial Statements."

      Barnwell believes its current cash balances, future cash flows from operations, land segment sales, collection of receivables, and available credit will be sufficient to fund its estimated capital expenditures, make the scheduled repayments on its debentures, and meet the repayment schedule on its Royal Bank of Canada facility, should Barnwell or the Royal Bank of Canada elect to convert the facility to a term loan. However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, current working capital balances and cash flows generated by operations may not be sufficient to fund Barnwell's current projected level of oil and natural gas capital expenditures, in which case
Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures. Additionally, if Barnwell's credit facility with a

Canadian bank is reduced below the current level of borrowings under the facility after the April 2003 review, Barnwell may be required to reduce expenditures or seek alternative sources of financing to make any required payments under the facility.

Restructuring and Partial Exercise of Development Rights Option
---------------------------------------------------------------

      In November 2001, Kaupulehu Developments and Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan, agreed to a restructuring of Kaupulehu Makai Venture's option to purchase Kaupulehu Developments' residential development rights, thereby enabling Kaupulehu Makai Venture to develop residential units on the applicable acreage. Under the terms of the new agreement, Kaupulehu Developments transferred its leasehold interest in approximately 230 of its approximately 1,100 acres of resort/residential zoned land to Kaupulehu Makai Venture and the amount of acreage under the option was increased to approximately 130 acres. The total amount of the option proceeds, if fully exercised, remained unchanged at $25,500,000, however the timing of the option payments were restructured as follows: two payments of $2,125,000; one was paid December 31, 2001 and the second is due December 31, 2002; and eight payments of $2,656,250 are due on each December 31 of years 2003 to 2010. If any annual option payment is not made, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

      On December 31, 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000, reducing the amount of acreage under option to approximately 120 acres. Barnwell accounts for sales of development rights under option by use of the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold. Accordingly, in consolidation, approximately $1,877,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying investment in land in the year ended September 30, 2002. Additionally, sales of development rights were further reduced by $128,000 of fees paid to Nearco, Inc. (an entity controlled by Mr. Johnston, a member of the Board of Directors of Barnwell) related to the sale. The remaining $120,000 of sales proceeds is recorded in the Consolidated Statements of Operations as "Sale of development rights, net."

Reissuance of Development Entitlements
--------------------------------------

      In October 2001, the State Land Use Commission unanimously approved Kaupulehu Developments' petition for reclassification of approximately 1,100 acres of leasehold land into zoning which allows resort/residential development. This followed a remand procedure at the State Land Use Commission which resulted from an order of the Supreme Court of the State of Hawaii. Approximately 230 of the approximately 1,100 reclassified acres were transferred to Kaupulehu Makai Venture under the terms of the November 2001 development rights option restructuring agreement discussed above. Kaupulehu Developments is negotiating with an independent third party interested in developing the remaining 870 acres of resort/residential leasehold acreage, of which approximately 186 acres were designated by the State Land Use Commission as preservation areas with no residential or golf course development, and continues to make significant progress in the negotiation of a revised development agreement and residential fee simple purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

Acquisition of Additional Interest In Kaupulehu Developments
------------------------------------------------------------

      On April 12, 2001, Barnwell Kona Corporation, a wholly owned subsidiary of Barnwell, and Nearco, Inc. concurrently acquired 84.1% of Cambridge Hawaii Limited Partnership. Cambridge Hawaii Limited Partnership is a Hawaii limited partnership whose only significant asset is the 49.9% minority interest in Kaupulehu Developments. Mr. Johnston previously indirectly owned 14.9% of
Cambridge Hawaii Limited Partnership and was the president and controlling shareholder of the former general partner of Cambridge Hawaii Limited

Partnership. Barnwell Kona Corporation is now the sole general partner of Cambridge Hawaii Limited Partnership. Barnwell Hawaiian Properties, Inc., a wholly owned subsidiary of Barnwell, presently owns the 50.1% majority interest in Kaupulehu Developments.

      Barnwell Kona Corporation and Nearco, Inc. purchased 55.2% and 28.9% of Cambridge Hawaii Limited Partnership, respectively. The interests were purchased from three limited partnerships and several individual investors, each of which held partnership interests in Cambridge Hawaii Limited Partnership (the "Sellers"). Barnwell and Mr. Johnston negotiated the purchase price with the Sellers based on an internal assessment of the value of Kaupulehu Developments' leasehold and development rights. Barnwell Kona Corporation agreed to pay a total of $4,803,000 for 55.2% of Cambridge Hawaii Limited Partnership at $87,000 for each percentage point, and Nearco, Inc. agreed to pay a total of $2,518,000 for 28.9% of Cambridge Hawaii Limited Partnership at $87,000 for each percentage point. Barnwell Kona Corporation and Nearco, Inc. also agreed to pay $300,000 ($197,000 and $103,000, respectively) to Cambridge Hawaii Limited Partnership for pre-closing expenses related to this transaction.

      Barnwell Kona Corporation and Nearco, Inc. each paid approximately 54% of their purchase price and the $300,000 referred to above for pre-closing expenses in cash at closing. Barnwell Kona Corporation paid $2,791,000 at closing and signed non-interest bearing promissory notes totaling $2,209,000 due January 31, 2002 for the remaining approximately 46% of its purchase price. Barnwell loaned Nearco, Inc. $1,463,000 for its portion of the cash payment at closing. Barnwell's loan to Nearco, Inc. was non-interest bearing and was originally due January 31, 2002. Nearco, Inc. also signed non-interest bearing promissory notes to the Sellers totaling $1,158,000, due January 31, 2002, for the remaining approximately 46% of its purchase price.

      Subsequent to April 12, 2001, Nearco, Inc. purchased an additional 0.4% of Cambridge Hawaii Limited Partnership; Barnwell loaned Nearco, Inc. an additional $18,000 for the 54% cash payment of this purchase.

      As a result of these transactions, Mr. Johnston indirectly owns approximately 44.2% of Cambridge Hawaii Limited Partnership and Barnwell owns approximately 55.2% of Cambridge Hawaii Limited Partnership. Barnwell's newly acquired interest in Cambridge Hawaii Limited Partnership, together with Barnwell's current 50.1% indirect interest in Kaupulehu Developments held by Barnwell Hawaiian Properties, Inc., results in Barnwell owning an aggregate indirect interest of 77.6% in Kaupulehu Developments. The accounts of Cambridge Hawaii Limited Partnership are included in Barnwell's consolidated financial statements from the acquisition date (April 12, 2001) using the purchase method of accounting.

      The purchase price paid of $5,000,000 was allocated to land, and on a consolidated basis increased the investment in land by $3,748,000 and reduced the minority interest by $1,252,000.

      On January 31, 2002, Barnwell paid the remaining $2,209,000 due on the April 2001 purchase of the additional 27.5% interest in Kaupulehu Developments. Also, on January 31, 2002, Nearco, Inc. repaid $100,000 of its notes receivable to Barnwell and Barnwell extended the due date of the $1,381,000 balance of its original $1,481,000 receivable to December 31, 2002. The note bears interest at 10%, payable quarterly, from February 1, 2002, and is secured by an approximately 22.0% interest in Kaupulehu Developments and an assignment of commissions earned by Nearco, Inc. on Kaupulehu Developments' gross receipts from the sale of real estate interests. Barnwell's revised note receivable from Nearco, Inc. is subordinated to a $600,000, 10% note due January 31, 2003,
Nearco, Inc. made with a third party on January 31, 2002, to pay a portion of the remaining monies due on its April 2001 purchase of an additional interest in Kaupulehu Developments.

      Management believes that Nearco, Inc. will repay its note. Barnwell estimates that the current value of Nearco, Inc.'s pledged interest in Kaupulehu

Developments is significantly in excess of the combined value of its note to Barnwell and Nearco, Inc.'s $600,000 note to a third party to which Barnwell's note is subordinated.

Capital Expenditures
--------------------

      The following table sets forth Barnwell's capital expenditures for each of the last three fiscal years:

                                       2002            2001             2000
                                   -----------      -----------      -----------
Oil and natural gas                $ 4,581,000      $ 4,240,000      $ 5,003,000
Land investment                        944,000        5,954,000          631,000
Contract drilling                       77,000           84,000          393,000
Other                                   42,000          180,000          222,000
                                   -----------      -----------      -----------
  Total capital expenditures       $ 5,644,000      $10,458,000      $ 6,249,000
                                   ===========      ===========      ===========

Increase (decrease) in oil
  and natural gas capital
  expenditures from prior year     $   341,000      $  (763,000)     $ 3,250,000
                                   ===========      ===========      ===========

      Land investment capital expenditures in 2001 include $5,000,000 for the purchase of the additional 27.5% interest in Kaupulehu Developments. Barnwell paid $2,791,000 in cash and $2,209,000 in non-interest bearing promissory notes.

      In fiscal 2002, Barnwell participated in drilling 16 wells, 12 of which were successful, and the recompletion of 6 wells (0.91 net wells), and replaced 20% of oil production (including natural gas liquids) and 33% of natural gas production.

      The following table sets forth the gross and net numbers of oil and natural gas wells Barnwell participated in drilling and purchased for each of the last three fiscal years:

                                        2002            2001            2000
                                    ------------    ------------    ------------
                                    Gross   Net     Gross   Net     Gross   Net
                                    -----   ----    -----   ----    -----   ----
Exploratory oil and natural
  gas wells drilled                    5    0.94       4    1.40       8    2.60

Development oil and natural
  gas wells drilled                   11    4.52      26    4.40      32    5.10

Successful oil and natural
  gas wells drilled                   12    4.19      23    3.20      34    5.60

      Barnwell estimates that oil and natural gas capital expenditures for fiscal 2003 will range from $5,500,000 to $6,500,000. This estimated amount may increase or decrease as dictated by management's assessment of the oil and gas environment and prospects.

      In fiscal 2002, $944,000 of Barnwell's capital expenditures were applicable to investment in land project planning and development. These expenditures were primarily comprised of legal, consulting, and planning fees and capitalized interest, and were funded by existing cash balances and cash flow from operations. In fiscal 2001, $954,000 of Barnwell's capital expenditures were applicable to rezoning of leasehold land and capitalized interest.

RESULTS OF OPERATIONS
---------------------

Summary
-------

      Barnwell had net earnings of $40,000 in fiscal 2002, a $3,790,000 (99%) decrease from net earnings of $3,830,000 in fiscal 2001. The decrease is largely attributable to significant decreases in petroleum prices and lower oil production in fiscal 2002, as compared to fiscal 2001. Net earnings for fiscal 2002 includes an oil and natural gas operating expense credit recorded in the fourth quarter for the settlement of overcharges of operating expenses for fiscal years 1998 through 2001 from the operator of the Dunvegan property that contributed $250,000, net of income taxes, to operations. There were no significant operating expense credits recorded in fiscal 2001.

      If Barnwell's oil and natural gas production or the petroleum prices it receives do not increase from that of fiscal 2002 and Barnwell does not have earnings from its land investment segment, Barnwell would incur a loss in fiscal 2003.

      Barnwell reported net earnings of $3,830,000 in fiscal 2001, a decrease of $1,180,000 (24%) from fiscal 2000. The decrease in net earnings was the result of a decrease in land segment pretax operating profits, net of minority interest, of $3,240,000 in the U.S. partially offset by an increase in oil and gas segment pretax operating profits of $3,924,000 in Canada. Land segment operating profits decreased as there were sales of development rights in fiscal 2000, whereas there were none in fiscal 2001. Oil and natural gas segment operating profit increased in fiscal 2001, as compared to fiscal 2000, due primarily to a 67% increase in natural gas prices.

Oil and Natural Gas Revenues
----------------------------

Selected Operating Statistics

      The following tables set forth Barnwell's annual net production and annual average price per unit of production for fiscal 2002 as compared to fiscal 2001, and fiscal 2001 as compared to fiscal 2000. Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

Fiscal 2002 - Fiscal 2001
-------------------------

                                        Annual Net Production
                        ---------------------------------------------------
                                                             Increase
                                                            (Decrease)
                                                      ---------------------
                           2002          2001           Units           %
                        ----------    ----------      ---------       -----
  Liquids (Bbl)*            94,000        98,000         (4,000)        (4%)
  Oil (Bbl)*               148,000       174,000        (26,000)       (15%)
  Natural gas (MCF)**    3,277,000     3,269,000          8,000          -


                                   Annual Average Price Per Unit
                        ---------------------------------------------------
                                                             Decrease
                                                      ---------------------
                           2002          2001             $             %
                        ----------    ----------      ---------       -----
  Liquids (Bbl)*            $12.46        $22.60        $(10.14)       (45%)
  Oil (Bbl)*                $21.28        $25.44        $ (4.16)       (16%)
  Natural gas (MCF)**       $ 2.12        $ 4.02        $ (1.90)       (47%)

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


       *Bbl = stock tank barrel equivalent to 42 U.S. gallons
      **MCF = 1,000 cubic feet

      Oil and natural gas revenues decreased $8,550,000 (43%) from $19,870,000 in fiscal 2001 to $11,320,000 in fiscal 2002, due primarily to 47%, 45%, and 16% decreases in natural gas, natural gas liquids, and oil prices, respectively. Net natural gas production increased less than one percent, however gross natural gas production declined 6% as gas production declines at Barnwell's more mature properties were only partially offset by production from recent development. However, a decrease in royalties, due to decreased natural gas prices, mitigated this decline and left natural gas production relatively unchanged on a net basis. Oil net production decreased 15% due to declines in production from some of Barnwell's more mature oil properties.

      Oil and natural gas revenues increased $4,600,000 or 30% in fiscal 2001 to $19,870,000, as compared to $15,270,000 in fiscal 2000, due to 67% and 34%
increases in the average price received for natural gas and natural gas liquids, respectively. The increase was partially offset by 7% decreases in natural gas and oil volumes and a 6% decrease in natural gas liquids volumes. The decrease in natural gas volumes was due to higher royalty percentage rates, due to higher prices in fiscal 2001 as compared to fiscal 2000. Gross natural gas production declines at Barnwell's more mature properties were offset by production from recent development. Oil volumes decreased due to a decline in production from Barnwell's more mature properties.

Oil and Natural Gas Operating Expenses
--------------------------------------

      Operating expenses decreased to $3,108,000 in fiscal 2002, a $401,000 (11%) decrease from $3,509,000 in fiscal 2001, due to an oil and natural gas operating expense credit recorded in the fourth quarter for the settlement of overcharges of operating expenses for fiscal years 1998 through 2001 from the operator of the Dunvegan property totaling $470,000. Partially offsetting this credit were higher gathering and processing fees in fiscal 2002, as compared to fiscal 2001.

      Operating expenses increased to $3,509,000 in fiscal 2001, a $381,000 (12%) increase from $3,128,000 in fiscal 2000, due to increases in the cost of electricity, propane, contract labor, repairs, operators overhead, and gathering and processing fees, which are due in part to a higher demand for these services because of the higher product prices received by the industry for its petroleum products in fiscal 2001.

Contract Drilling
-----------------

      Contract drilling revenues and costs are associated with water well, geothermal well and exploratory well drilling, and water pump installation, replacement and repair in Hawaii.

      Contract drilling revenues and operating expenses remained relatively constant in fiscal 2002, as compared to fiscal 2001. Contract drilling revenues increased $190,000 (6%) to $3,480,000 in fiscal 2002, as compared to $3,290,000 in fiscal 2001, and contract drilling operating expenses decreased $85,000 (3%) to $2,821,000 in fiscal 2002, as compared to $2,906,000 in fiscal 2001. Operating profit before depreciation increased $275,000 (72%) from $384,000 in fiscal 2001 to $659,000 in fiscal 2002 due to an increase in well drilling activity, partially offset by a decrease in pump installation activity; well drilling contracts generally have higher margins than pump installation contracts.

      At September 30, 2002, WRI had a backlog of six well drilling contracts and six pump installation and repair contracts, two and four of which, respectively, were in progress as of September 30, 2002. The backlog of contract drilling revenues as of November 30, 2002 was approximately $1,800,000.

      Contract drilling revenues decreased $230,000 (7%) to $3,290,000 in fiscal 2001, as compared to $3,520,000 in fiscal 2000, and contract drilling operating expenses increased $165,000 (6%) to $2,906,000 in fiscal 2001, as compared to $2,741,000 in fiscal 2000. Contract drilling revenues decreased as Barnwell had to reduce its bid prices due to competitive forces, and as fiscal 2000 drilling activity included work on a geothermal contract; there was no significant geothermal work performed in fiscal 2001. Contract drilling operating expenses increased because the decrease in well drilling activity was more than offset by an increase in pump installation activity, largely attributable to work performed under a large pump installation general contract in fiscal 2001. Pump installation contracts generally have lower margins than well drilling contracts. As a result, operating profit before depreciation decreased $395,000 to $384,000 for fiscal 2001, as compared to an operating profit before depreciation of $779,000 for fiscal 2000.

Gas Processing and Other Income
-------------------------------

      Gas processing and other income was relatively unchanged in fiscal 2002 (increased $30,000 or 3%), as compared to fiscal 2001.

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

General and Administrative Expenses
-----------------------------------

      General and administrative expenses increased $223,000 (5%) to $4,344,000 in fiscal 2002, as compared to $4,121,000 in fiscal 2001, due to legal and consulting costs related to land segment sales negotiations in fiscal 2002; there were no such costs in fiscal 2001.

      General and administrative expenses increased $651,000 (19%) to $4,121,000 in fiscal 2001, as compared to $3,470,000 in fiscal 2000, due to higher personnel costs and general inflationary increases.

Depreciation, Depletion and Amortization
----------------------------------------

      Depreciation, depletion and amortization expense decreased $106,000 (3%) to $3,648,000 in fiscal 2002, as compared to $3,754,000 in fiscal 2001, due to decreased production, partially offset by a slightly higher depletion rate per MCF equivalent in fiscal 2002, as compared to fiscal 2001.

      Depreciation, depletion and amortization expense increased $182,000 (5%) to $3,754,000 in fiscal 2001, as compared to $3,572,000 in fiscal 2000, due primarily to a 17% increase in the depletion rate per MCF equivalent. The higher depletion rate is because a significant amount of Barnwell's recent capital expenditures have been to convert proved non-producing reserves to proved producing reserves. Accordingly, these capital expenditures did not result in reserve additions.

Interest Expense
----------------

      Interest expense decreased $91,000 (24%) to $296,000 in fiscal 2002, as compared to interest expense of $387,000 in fiscal 2001. The decrease was due to lower average interest rates, partially offset by higher average outstanding borrowings and a decrease in capitalized interest. The average interest rate incurred during fiscal 2002 on Barnwell's borrowings from the Royal Bank of Canada decreased to 4.24%, as compared to 6.62% in fiscal 2001, whereas the weighted average balance of outstanding borrowings from the Royal Bank of Canada increased from approximately $8,300,000 in fiscal 2001 to approximately $10,300,000 in fiscal 2002. The average outstanding debentures balance decreased from $950,000 in fiscal 2001 to $507,000 in fiscal 2002 while the average interest rate on the debentures remained essentially unchanged. Capitalized interest decreased $76,000 from $278,000 in fiscal 2001 to $202,000 in fiscal 2002 primarily due to lower interest rates, partially offset by an increase in the capitalization base as Barnwell carried a 77.6% interest in Kaupulehu Developments' leasehold interest in land under development for a full year in fiscal 2002, as compared to approximately one-half year in fiscal 2001 (the additional 27.5% interest in Kaupulehu Developments was purchased in April
2001).

      Interest expense decreased $426,000 (52%) to $387,000 in fiscal 2001, as compared to interest expense of $813,000 in fiscal 2000. The decrease was due to an increase in capitalized interest, lower average outstanding borrowings, and lower average interest rates. The weighted average balance of outstanding borrowings from the Royal Bank of Canada decreased from approximately $10,076,000 in fiscal 2000 to approximately $8,300,000 in fiscal 2001 due to repayments during fiscal 2000. In addition, borrowings on Kaupulehu Developments' credit facility, $1,250,000 at September 30, 1999, were fully repaid in January 2000, and $400,000 of annual repayments on the convertible notes were made during fiscal 2001 and 2000. Capitalized interest increased $185,000 as a result of Barnwell's increased ownership interest in investment in land as of April 2001 and other land investment capital expenditures. The average interest rate incurred during fiscal 2001 on Barnwell's borrowings from the Royal Bank of Canada decreased to 6.62%, as compared to 7.00% in fiscal 2000, and the average interest rate on the convertible notes in fiscal 2001 was comparable to that of fiscal 2000.

Foreign Currency Fluctuations
-----------------------------

      Barnwell conducts foreign operations in Canada. Consequently, Barnwell is subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. Foreign currency transaction gains and losses were not material in fiscal 2002 and 2001. Barnwell incurred realized foreign currency transaction losses amounting to $420,000 in fiscal 2000. Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Income Taxes
------------

      Included in the provision for deferred income taxes for fiscal 2002 is a U.S. deferred tax benefit of $376,000 related to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the sale of land development rights in December 2001. There were no deferred income tax benefits related to land sales in fiscal 2001 or fiscal 2000.

      During fiscal 2001, the Province of Alberta reduced the province's corporate tax rate from 15.5% to 13.5% effective April 1, 2001. As a result of this reduction, Barnwell recorded an approximately $300,000 deferred income tax benefit in fiscal 2001; there was no such benefit recorded in fiscal 2002 or fiscal 2000.

      In April 2002, the legislative assembly of the Province of Alberta held a first reading and passed at second reading a bill to reduce the province's corporate tax rate from 13.5% to 13.0%, effective April 1, 2002. On November 19, 2002, the bill passed on third reading and was enacted into law on December 4, 2002; the reduction in the tax rate will reduce income tax liabilities by an estimated $75,000 in December 2002.

      In fiscal 2002 and 2001 the provision for income taxes did not bear a normal relationship to earnings because Canadian taxes were payable on Canadian operations and losses from U.S. operations provide no foreign tax benefits.

Environmental Matters
---------------------

      Federal, state, and Canadian governmental agencies issue rules and regulations and enforce laws to protect the environment which are often difficult and costly to comply with and which carry substantial penalties for failure to comply, particularly in regard to the discharge of materials into the environment. The regulatory burden on the oil and gas industry increases its cost of doing business. These laws, rules and regulations affect the operations of Barnwell and could have a material adverse effect upon the earnings or competitive position of Barnwell. Although Barnwell's experience has been to the contrary, there is no assurance that this will continue to be the case.

Inflation
---------

      The effect of inflation on Barnwell has generally been to increase its cost of operations, interest cost (as a substantial portion of Barnwell's debt is at variable short-term rates of interest which tend to increase as inflation increases), general and administrative costs and direct costs associated with oil and natural gas production and contract drilling operations. In the case of contract drilling, Barnwell has not been able to increase its contract revenues to fully compensate for increased costs. In the case of oil and natural gas, prices realized by Barnwell are essentially determined by world prices for oil and western Canadian/Midwestern U.S. prices for natural gas.

Recent Accounting Pronouncements
--------------------------------

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement of Financial Accounting Standards No. 142 addresses the initial recognition and measurement of intangible assets acquired individually or as part of a group of other assets not constituting a business. Statement of
Financial Accounting Standards No. 142 also addresses, regardless of how acquired, the subsequent accounting and measurement of goodwill and intangible assets. Statement of Financial Accounting Standards No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards No. 142. Statement of Financial Accounting Standards No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Statement of Financial Accounting Standards No. 142 is effective for fiscal years beginning after December 15, 2001. Barnwell currently has no goodwill or intangible assets. Barnwell adopted Statement of Financial Accounting Standards No. 142 on October 1, 2002. The adoption of Statement of Financial Accounting Standards No. 142 did not have a material effect on Barnwell's financial condition, results of operations or liquidity.

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement

Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, Barnwell will recognize a gain or loss on settlement. The provisions of Statement of Financial Accounting Standards No. 143 are effective for fiscal years beginning after June 15, 2002. Barnwell adopted Statement of Financial Accounting Standards No. 143 on October 1, 2002. Adoption will increase oil and natural gas properties and long-term liabilities by approximately $500,000 as of October 1, 2002 and will not have a material effect on results of operations or liquidity.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." For long-lived assets to be held and used, Statement of Financial Accounting Standards No. 144 retains the requirements of Statement of Financial Accounting Standards No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, Statement of Financial Accounting Standards No. 144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-asset" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spinoff), Statement of Financial Accounting Standards No. 144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spinoff if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, Statement of Financial Accounting Standards No. 144 retains the requirement of Statement of Financial Accounting Standards No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. Statement of Financial Accounting Standards No. 144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issuance of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to "held and used." The provisions of Statement of Financial Accounting Standards No. 144 are effective for fiscal years beginning after December 15, 2001. Barnwell adopted Statement of Financial Accounting Standards No. 144 on October 1, 2002. The adoption of Statement of Financial Accounting Standards No. 144 did not have a material effect on Barnwell's financial condition, results of operations or liquidity.

      In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, "Rescission of Financial Accounting Standards Board Statements No. 4, 44 and 64, Amendment of Financial Accounting Standards Board Statement No. 13, and Technical Corrections." Statement of Financial Accounting Standards No. 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements," and Statement of Financial Accounting Standards No. 44, "Accounting for Intangible Assets of Motor
Carriers." Statement of Financial Accounting Standards No. 145 also amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Statement of Financial Accounting Standards No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of Statement of Financial Accounting Standards No. 145 related to the rescission of Statement of Financial Accounting Standards No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of Statement of Financial Accounting Standards No. 145 related to Statement of Financial Accounting Standards No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of Statement of Financial Accounting Standards No. 145 are effective for financial statements issued on or after May 15, 2002. Early application of the provisions of Statement of Financial Accounting Standards No. 145 is encouraged and may be as of the beginning of the fiscal year or as of the beginning of the interim period in which Statement of Financial Accounting Standards No. 145 was issued. Barnwell adopted the provisions of Statement of Financial Accounting Standards No. 145 during fiscal 2002. Adoption of Statement of Financial Accounting Standards No. 145 did not have a material effect on Barnwell's financial condition, results of operations or liquidity.

      In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement of Financial Accounting Standards No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement of Financial Accounting Standards No. 146 replaces EITF Issue No. 94-3. Statement of Financial Accounting Standards No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Barnwell will adopt Statement of Financial Accounting Standards No. 146 on January 1, 2003. The adoption of Statement of Financial Accounting Standards No. 146 is not expected to have a material effect on Barnwell's financial condition, results of operations or liquidity.

Item 7.     FINANCIAL STATEMENTS
            --------------------




                          Independent Auditors' Report
                          ----------------------------



The Board of Directors
Barnwell Industries, Inc.:

We have audited the consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Honolulu, Hawaii
December 20, 2002



                   BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                              September 30,
------                                                      ----------------------------
                                                               2002             2001
CURRENT ASSETS:                                             -----------      -----------
  Cash and cash equivalents                                 $ 1,489,000      $ 5,154,000
  Accounts receivable, net (Notes 3 and 13)                   3,031,000        2,422,000
  Note receivable (Note 4)                                    1,381,000        1,481,000
  Costs and estimated earnings in excess of
    billings on uncompleted contracts (Note 3)                  174,000          380,000
  Deferred income taxes (Note 7)                                210,000          160,000
  Prepaid expenses and other current assets                     821,000          505,000
                                                            -----------      -----------
    TOTAL CURRENT ASSETS                                      7,106,000       10,102,000

INVESTMENT IN LAND (Notes 4 and 6)                            7,740,000        8,677,000

PROPERTY AND EQUIPMENT, NET (Notes 5 and 6)                  25,828,000       24,892,000
                                                            -----------      -----------
TOTAL ASSETS                                                $40,674,000      $43,671,000
                                                            ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                          $ 2,995,000      $ 3,061,000
  Accrued expenses                                            3,367,000        3,361,000
  Notes payable (Note 4)                                          -            2,209,000
  Billings in excess of costs and estimated
    earnings on uncompleted contracts (Note 3)                  114,000          208,000
  Payable to joint interest owners                              727,000          326,000
  Income taxes payable (Note 7)                                   -            2,323,000
  Current portion of long-term debt (Note 6)                    360,000          400,000
                                                            -----------      -----------
    TOTAL CURRENT LIABILITIES                                 7,563,000       11,888,000
                                                            -----------      -----------

LONG-TERM DEBT (Note 6)                                       9,961,000        8,667,000
                                                            -----------      -----------

DEFERRED INCOME TAXES (Note 7)                                7,429,000        7,007,000
                                                            -----------      -----------

MINORITY INTEREST (Note 4)                                      800,000        1,016,000
                                                            -----------      -----------

COMMITMENTS AND CONTINGENCIES (Notes 4, 8, 9 and 10)

STOCKHOLDERS' EQUITY (Notes 6 and 9):
 Common stock, par value $0.50 per share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares
    Outstanding, 1,314,510 shares at September 30, 2002
     and 1,310,952 shares at September 30, 2001                 821,000          821,000
  Additional paid-in capital                                  3,139,000        3,105,000
  Retained earnings                                          19,698,000       19,855,000
  Accumulated other comprehensive loss -
    foreign currency translation adjustments                 (3,883,000)      (3,797,000)
  Treasury stock, at cost,
    328,287 shares at September 30, 2002,
    and 331,845 shares at September 30, 2001                 (4,854,000)      (4,891,000)
                                                            -----------      -----------
      TOTAL STOCKHOLDERS' EQUITY                             14,921,000       15,093,000
                                                            -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $40,674,000      $43,671,000
                                                            ===========      ===========

                       See Notes to Consolidated Financial Statements



                          BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Year ended September 30,
                                               ---------------------------------------------
                                                  2002             2001             2000
                                               -----------      -----------      -----------
Revenues:
  Oil and natural gas                          $11,320,000      $19,870,000      $15,270,000
  Contract drilling                              3,480,000        3,290,000        3,520,000
  Gas processing and other                         960,000          930,000        1,240,000
  Sale of development rights, net (Note 4)         120,000            -            6,540,000
                                               -----------      -----------      -----------
                                                15,880,000       24,090,000       26,570,000
                                               -----------      -----------      -----------
Costs and expenses:
  Oil and natural gas operating                  3,108,000        3,509,000        3,128,000
  Contract drilling operating                    2,821,000        2,906,000        2,741,000
  General and administrative                     4,344,000        4,121,000        3,470,000
  Depreciation, depletion and amortization       3,648,000        3,754,000        3,572,000
  Interest expense, net (Note 6)                   296,000          387,000          813,000
  Minority interest in earnings (Note 4)            62,000            8,000        3,308,000
  Foreign exchange losses                            -                -              420,000
                                               -----------      -----------      -----------

                                                14,279,000       14,685,000       17,452,000
                                               -----------      -----------      -----------

Earnings before income taxes                     1,601,000        9,405,000        9,118,000

Provision for income taxes (Note 7)              1,561,000        5,575,000        4,108,000
                                               -----------      -----------      -----------

NET EARNINGS                                   $    40,000      $ 3,830,000      $ 5,010,000
                                               ===========      ===========      ===========

BASIC EARNINGS PER COMMON SHARE                $      0.03      $      2.92      $      3.81
                                               ===========      ===========      ===========
DILUTED EARNINGS PER COMMON SHARE              $      0.03      $      2.82      $      3.67
                                               ===========      ===========      ===========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING:
    BASIC                                        1,313,915        1,310,952        1,315,312
                                               ===========      ===========      ===========

    DILUTED                                      1,357,181        1,390,798        1,388,540
                                               ===========      ===========      ===========

                    See Notes to Consolidated Financial Statements



                           BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended September 30,
                                                        -------------------------------------
                                                           2002         2001         2000
                                                        -----------  -----------  -----------
Cash flows from operating activities:
  Net earnings                                          $    40,000  $ 3,830,000  $ 5,010,000
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
      Depreciation, depletion and amortization            3,648,000    3,754,000    3,572,000
      Deferred income taxes                                 405,000      154,000    1,036,000
      Minority interest in earnings                          62,000        8,000    3,308,000
      Sale of development rights, net                      (120,000)       -       (6,540,000)
      Foreign exchange losses                                 -            -          420,000
      Gain on sale of equity securities                       -            -         (238,000)
                                                        -----------  -----------  -----------

                                                          4,035,000    7,746,000    6,568,000
      Decrease (increase) from changes in
        current assets and liabilities (Note 14)         (2,587,000)   2,412,000    1,626,000
                                                        -----------  -----------  -----------

  Net cash provided by operating activities               1,448,000   10,158,000    8,194,000
                                                        -----------  -----------  -----------

Cash flows from investing activities:
  Proceeds from sale of development rights, net           1,997,000        -        6,540,000
  Proceeds from collection of notes receivable              100,000        -            -
  Capital expenditures                                   (5,644,000)  (5,458,000)  (6,249,000)
  Investment in Cambridge Hawaii Limited Partnership          -       (2,791,000)       -
  Cash advanced in exchange for notes receivable              -       (1,481,000)       -
  Proceeds from sale of property and equipment                -            8,000      142,000
  Decrease (increase) in other assets                         -           57,000       (9,000)
  Proceeds from sale of marketable securities                 -            -          379,000
                                                        -----------  -----------  -----------

  Net cash (used in)
     provided by investing activities                    (3,547,000)  (9,665,000)     803,000
                                                        -----------  -----------  -----------

Cash flows from financing activities:
  Repayments of notes payable                            (2,209,000)       -            -
  Payment of dividends                                     (394,000)    (459,000)    (131,000)
  Repayments of long-term debt                             (370,000)    (400,000)  (4,766,000)
  Distribution to minority interest partners               (278,000)       -         (873,000)
  Long-term debt borrowings                               1,711,000        -           50,000
  Purchases of common stock for treasury                      -          (20,000)     (93,000)
  Proceeds from exercise of stock options                     -           13,000        -
                                                        -----------  -----------  -----------

  Net cash used in financing activities                  (1,540,000)    (866,000)  (5,813,000)
                                                        -----------  -----------  -----------

  Effect of exchange rate
    changes on cash and cash equivalents                    (26,000)    (174,000)     (60,000)
                                                        -----------  -----------  -----------

  Net (decrease) increase in
    cash and cash equivalents                            (3,665,000)    (547,000)   3,124,000

  Cash and cash equivalents at beginning of year          5,154,000    5,701,000    2,577,000
                                                        -----------  -----------  -----------

  Cash and cash equivalents at end of year              $ 1,489,000  $ 5,154,000  $ 5,701,000
                                                        ===========  ===========  ===========

                        See Notes to Consolidated Financial Statements


                                          BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                        Years ended September 30, 2002, 2001, and 2000

                                                                                        Accumulated
                                             Additional                                    Other                         Total
                                  Common       Paid-In    Comprehensive    Retained     Comprehensive    Treasury    Stockholders'
                                   Stock       Capital        Income       Earnings         Loss          Stock         Equity
                                 ---------   -----------   ------------   -----------   ------------   ------------   -----------
Balance at
   September 30, 1999            $ 821,000   $ 3,103,000                  $11,801,000   $ (3,130,000)  $ (4,789,000)  $ 7,806,000

Purchase of 6,000
  common shares for treasury                                                                                (93,000)      (93,000)

Dividends declared
  ($0.10 per share)                                                          (131,000)                                   (131,000)

Comprehensive income:
  Net earnings                                             $  5,010,000     5,010,000                                   5,010,000
  Other comprehensive loss,
    net of income taxes -
    foreign currency
      translation adjustments                                  (205,000)                    (205,000)                    (205,000)
                                                           ------------
Total comprehensive income                                 $  4,805,000
                                                           ============
Foreign exchange
  losses realized -
  net of income taxes                                                                        287,000                      287,000
                                 ---------   -----------                  -----------   ------------   ------------   -----------
   At September 30, 2000         $ 821,000   $ 3,103,000                  $16,680,000   $ (3,048,000)  $ (4,882,000)  $12,674,000
                                 =========   ===========                  ===========   ============   ============   ===========

                                                     (continued on next page)


                                             BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                           Years ended September 30, 2002, 2001, and 2000

                                                                                        Accumulated
                                             Additional                                    Other                         Total
                                  Common       Paid-In    Comprehensive    Retained     Comprehensive    Treasury    Stockholders'
                                   Stock       Capital        Income       Earnings         Loss          Stock         Equity
                                 ---------   -----------   ------------   -----------   ------------   ------------   -----------

Balance at
   September 30, 2000            $ 821,000   $ 3,103,000                  $16,680,000   $ (3,048,000)  $ (4,882,000)  $12,674,000

Exercise of stock
   options, 1,000 shares                           2,000                                                     11,000        13,000

Purchase of 1,000
   common shares for treasury                                                                               (20,000)      (20,000)

Dividends declared
   ($0.50 per share)                                                         (655,000)                                   (655,000)

Comprehensive income:
  Net earnings                                             $  3,830,000     3,830,000                                   3,830,000
  Other comprehensive loss,
   net of income taxes -
   foreign currency
     translation adjustments                                   (749,000)                    (749,000)                    (749,000)
                                                           ------------
Total comprehensive income                                 $  3,081,000
                                 ---------   -----------   ============   -----------   ------------   ------------   -----------
   At September 30, 2001         $ 821,000   $ 3,105,000                  $19,855,000   $ (3,797,000)  $ (4,891,000)  $15,093,000
                                 =========   ===========                  ===========   ============   ============   ===========

                                                    (continued on next page)


                                             BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                           Years ended September 30, 2002, 2001, and 2000

                                                 (continued from previous page)

                                                                                        Accumulated
                                             Additional                                    Other                         Total
                                  Common       Paid-In    Comprehensive    Retained     Comprehensive    Treasury    Stockholders'
                                   Stock       Capital        Income       Earnings         Loss          Stock         Equity
                                 ---------   -----------   ------------   -----------   ------------   ------------   -----------

Balance at
   September 30, 2001            $ 821,000   $ 3,105,000                  $19,855,000   $ (3,797,000)  $ (4,891,000)  $15,093,000

Conversion of debentures
   to common stock at
   $20.00 per share                               34,000                                                     37,000        71,000

Dividends declared
   ($0.15 per share)                                                         (197,000)                                   (197,000)

Comprehensive loss:
  Net earnings                                             $     40,000        40,000                                      40,000
  Other comprehensive loss,
   net of income taxes -
   foreign currency
     translation adjustments                                    (86,000)                     (86,000)                     (86,000)
                                                           ------------
Total comprehensive loss                                   $    (46,000)
                                 ---------   -----------   ============   -----------   ------------   ------------   -----------

   At September 30, 2002         $ 821,000   $ 3,139,000                  $19,698,000   $ (3,883,000)  $ (4,854,000)  $14,921,000
                                 =========   ===========                  ===========   ============   ============   ===========

                                          See Notes to Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                            -------------------------
                                AND SUBSIDIARIES
                                ----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                  YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
                  ---------------------------------------------


1. DESCRIPTION OF THE REPORTING ENTITY AND BUSINESS
   ------------------------------------------------

      The consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries, including an indirect 77.6%-owned land development general partnership, (collectively referred to herein as "Barnwell"). All significant intercompany accounts and transactions have been eliminated.

      During its last three fiscal years, Barnwell was engaged in exploring for, developing, producing and selling oil and natural gas in Canada, investing in leasehold land in Hawaii, and drilling wells and installing and repairing water pumping systems in Hawaii. Barnwell's oil and natural gas activities comprise its largest business segment. Approximately 71% of Barnwell's revenues and 81% of Barnwell's capital expenditures for the fiscal year ended September 30, 2002 were attributable to its oil and natural gas activities. Barnwell's contract drilling activities accounted for 22% of Barnwell's fiscal 2002 revenues, gas processing and other revenues comprised 6% of fiscal 2002 revenues, and land investment activities comprised 1% of fiscal 2002 revenues.

2. SIGNIFICANT ACCOUNTING POLICIES
   -------------------------------

Cash and cash equivalents
-------------------------

      Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Oil and natural gas properties
------------------------------

      Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including unsuccessful wells, are capitalized until such time as the aggregate of such costs, on a country by country basis, equals the discounted present value (at 10%) of Barnwell's estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers, less related income tax effects. Any capitalized costs, net of oil and gas related deferred income taxes, in excess of the discounted present value of proved properties and the lower of cost or estimated fair value of unproved properties are charged to expense. Depletion of all such costs, except costs related to major development projects, is provided by the unit-of-production method based upon proved oil and natural gas reserves of all properties on a country by country basis. Investments in major development projects are not amortized until either proved reserves are associated with the projects or impairment has been determined. At September 30, 2002, Barnwell had no investments in major oil and natural gas development projects that were not being amortized. General and administrative costs related to oil and natural gas operations are expensed as incurred. Estimated future site restoration and abandonment costs are charged to earnings at the rate of depletion and are included in accumulated depreciation, depletion and amortization. Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties. Gains or losses are recognized on the disposition of significant oil and natural gas properties.

Investment in land and revenue recognition
------------------------------------------

      Barnwell's investment in land is comprised of leasehold land under development and development rights under option.

      Investment in land under development is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

      Development rights under option are reported at the lower of the asset carrying value or fair value, less costs to sell. Sales of development rights under option are accounted for under the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to the development rights sold.

      Barnwell's cost, including capitalized interest, of leasehold land under development and development rights under option is included in the consolidated balance sheets under the caption "Investment in Land."

Contract drilling
-----------------

      Revenues, costs and profits applicable to contract drilling contracts are included in the consolidated statements of operations using the percentage of completion method, principally measured by the percentage of labor dollars incurred to date for each contract to total estimated labor dollars for each contract. Contract losses are recognized in full in the period the losses are identified. The performance of drilling contracts may extend over more than one year and, in the interim periods, estimates of total contract costs and profits are used to determine revenues and profits earned for reporting the results of the contract drilling operations. Revisions in the estimates required by subsequent performance and final contract settlements are included as adjustments to the results of operations in the period such revisions and settlements occur. Contracts are normally less than one year in duration.

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

Drilling rigs, other property and equipment
-------------------------------------------

      Drilling   rigs,   other  property  and  equipment  are  stated  at  cost.
Depreciation is computed using the straight-line method based on estimated useful lives ranging from three to ten years.

Inventories
-----------

      Inventories are comprised of drilling materials and are valued at the lower of weighted average cost or market value.

Environmental
-------------

      Barnwell is subject to extensive environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require Barnwell to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

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

      Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the years ended September 30, 2002, 2001 and 2000 are as follows:

                                                September 30, 2002
                                     -----------------------------------------
                                     Net Earnings        Shares       Per-Share
                                     (Numerator)     (Denominator)     Amount
                                     -----------       ----------       ------
Basic earnings per share             $    40,000        1,313,915       $ 0.03
Effect of dilutive securities -                                         ======
   common stock options                    -               43,266
                                     -----------       ----------
Diluted earnings per share           $    40,000        1,357,181       $ 0.03
                                     ===========       ==========       ======


                                                September 30, 2001
                                     -----------------------------------------
                                     Net Earnings        Shares       Per-Share
                                     (Numerator)     (Denominator)     Amount
                                     -----------       ----------       ------
Basic earnings per share             $ 3,830,000        1,310,952       $ 2.92
Effect of dilutive securities:                                          ======
   Common stock options                    -               39,846
   Convertible debentures                 98,000           40,000
                                     -----------        ---------
Diluted earnings per share           $ 3,928,000        1,390,798       $ 2.82
                                     ===========        =========       ======

                                                September 30, 2000
                                     -----------------------------------------
                                     Net Earnings        Shares       Per-Share
                                     (Numerator)     (Denominator)     Amount
                                     -----------       ----------       ------
Basic earnings per share             $ 5,010,000        1,315,312       $ 3.81
                                                                        ======
Effect of dilutive securities:
   Common stock options                    -               13,228
   Convertible debentures                 90,000           60,000
                                     -----------       ----------
Diluted earnings per share           $ 5,100,000        1,388,540       $ 3.67
                                     ===========       ==========       ======


      Assumed conversion of convertible debentures to acquire 18,000 shares of common stock at September 30, 2002 were excluded from the computation of diluted earnings per share for the year ended September 30, 2002 because their inclusion would have been antidilutive. Assumed conversion of common stock options to acquire 20,000 and 50,000 shares of Barnwell's stock was excluded from the computation of diluted earnings per share for the years ended September 30, 2001 and 2000, respectively, because their inclusion would have been antidilutive.

Foreign currency translation
----------------------------

      Assets and liabilities of foreign operations and subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders' equity account entitled "accumulated other comprehensive loss - foreign currency translation adjustments." Operating results of foreign subsidiaries are translated at average exchange rates during the period. Realized foreign currency transaction gains or losses were not material in fiscal years 2002 and 2001. Realized foreign currency transaction losses amounting to $420,000 for the fiscal year ended September 30, 2000 are reflected in the accompanying consolidated statements of operations.

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

Reclassification
----------------

      Certain reclassifications have been made to the September 30, 2001 consolidated balance sheet to conform to classifications used in the September 30, 2002 consolidated balance sheet.

3. RECEIVABLES AND CONTRACT COSTS
   ------------------------------
      Accounts receivable, current, are net of allowances for doubtful accounts of $17,000 and $26,000 as of September 30, 2002 and 2001, respectively. Included in accounts receivable are contract retainage balances of $129,000 and $248,000 as of September 30, 2002 and 2001, respectively. These balances are expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

      Costs and estimated earnings on uncompleted contracts are as follows:

                                                           September 30,
                                                    ---------------------------
                                                       2002             2001
                                                    ----------       ----------
Costs incurred on uncompleted contracts             $2,200,000       $1,591,000
Estimated earnings                                     309,000          206,000
                                                    ----------       ----------
                                                     2,509,000        1,797,000
Less billings to date                                2,449,000        1,625,000
                                                    ----------       ----------
                                                    $   60,000       $  172,000
                                                    ==========       ==========

      Costs and estimated earnings on uncompleted contracts are included in the consolidated balance sheets under the following captions:

                                                           September 30,
                                                    ---------------------------
                                                       2002             2001
                                                    ----------       ----------
Costs and estimated earnings
  in excess of billings on uncompleted contracts    $  174,000       $  380,000
Billings in excess of costs
  and estimated earnings on uncompleted contracts     (114,000)        (208,000)
                                                    ----------       ----------
                                                    $   60,000       $  172,000
                                                    ==========       ==========


4. INVESTMENT IN LAND
   ------------------

      Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii. In previous years, between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka'upulehu and Hualalai Golf Club, which opened in 1996, a second golf course, and single and multiple family residential units. These projects were developed on land acquired from Kaupulehu Developments by Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.

      The leasehold land interests held by Kaupulehu Developments are for approximately 870 acres of land zoned for resort/residential development and approximately 1,000 acres of land zoned conservation district. These approximately 1,870 acres are located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. Kaupulehu Developments is negotiating with an independent third party interested in developing the approximately 870 acres of resort/residential leasehold acreage, of which approximately 186 acres were designated by the State Land Use Commission as preservation areas with no residential or golf course development, and continues to make significant progress negotiating a revised development agreement and residential fee simple purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

      The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club. In November 2001, Kaupulehu Developments and Kaupulehu Makai Venture agreed to a restructuring of Kaupulehu Makai Venture's option to purchase Kaupulehu Developments' residential development rights. Under the terms of the new agreement, Kaupulehu Developments transferred its leasehold interest in approximately 230 of its approximately 1,100 acres of resort/residential zoned land to Kaupulehu Makai Venture and the amount of residential acreage under the option was increased to approximately 130 acres. The total amount of the option proceeds, if fully exercised, remained unchanged at $25,500,000, however the timing of the option payments were restructured as follows: two payments of $2,125,000; one was paid December 31, 2001 and the second is due December 31, 2002; and eight payments of $2,656,250 are due on each December 31 of years 2003 to 2010. If any annual option payment is not made, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

      On December 31, 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000 reducing the amount of acreage under option to approximately 120 acres. Barnwell accounts for sales of development rights under option by use of the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold. Accordingly, in consolidation, approximately $1,877,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying investment in land in fiscal 2002. Additionally, sales of development rights were further reduced by $128,000 of fees paid by Barnwell and Cambridge Hawaii Limited Partnership related to the sale. The remaining $120,000 of sales proceeds is recorded in the Consolidated Statements of Operations as "Sale of development rights, net."

      The aforementioned $128,000 in fees ($89,000, net of minority interest) on the $2,125,000 development rights proceeds were paid in January 2002 to Nearco, Inc. (a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments). Under an agreement entered into in 1987 (prior to Mr. Johnston's election to Barnwell's Board of Directors), Barnwell is obligated to pay Nearco, Inc. 2% of Kaupulehu Developments' gross receipts from the sale of real estate interests. In addition, Cambridge Hawaii Limited Partnership (a 49.9% partner of Kaupulehu Developments), in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco, Inc. 4% of Kaupulehu Developments' gross receipts from the sale of real estate interests. The fees represent compensation for promotion and marketing of Kaupulehu Developments' property and were determined based on the estimated fair value of such services. Barnwell believes the fees are fair and reasonable compensation for such services.

      In fiscal 2001, Barnwell Kona Corporation, a wholly owned subsidiary of Barnwell, and Nearco, Inc. concurrently acquired 84.1% of Cambridge Hawaii Limited Partnership. Cambridge Hawaii Limited Partnership is a Hawaii limited partnership whose only significant asset is a 49.9% minority interest in Kaupulehu Developments, a Hawaii general partnership. Mr. Johnston previously indirectly owned 14.9% of Cambridge Hawaii Limited Partnership and was the president and controlling shareholder of the former general partner of Cambridge Hawaii Limited Partnership. Barnwell Kona Corporation is now the sole general partner of Cambridge Hawaii Limited Partnership. Barnwell Hawaiian Properties, Inc., a wholly owned subsidiary of Barnwell, presently owns the 50.1% majority interest in Kaupulehu Developments.

      Barnwell Kona Corporation and Nearco, Inc. concurrently purchased 55.2% and 28.9% of Cambridge Hawaii Limited Partnership, respectively. The interests were purchased from three limited partnerships and several individual investors, each of which held partnership interests in Cambridge Hawaii Limited Partnership (the "Sellers"). Barnwell and Mr. Johnston negotiated the purchase price with the Sellers based on an internal assessment of the value of Kaupulehu Developments' leasehold and development rights. Barnwell Kona Corporation agreed to pay a total of $4,803,000 for 55.2% of Cambridge Hawaii Limited Partnership at $87,000 per percent, and Nearco, Inc. agreed to pay a total of $2,518,000 for 28.9% of Cambridge Hawaii Limited Partnership at $87,000 per percent. Barnwell Kona Corporation and Nearco, Inc. also agreed to pay $300,000 ($197,000 and $103,000, respectively) to Cambridge Hawaii Limited Partnership for pre-closing expenses related to this transaction.

      Barnwell Kona Corporation and Nearco, Inc. each paid approximately 54% of their purchase price and the $300,000 referred to above for pre-closing expenses in cash at closing. Barnwell Kona Corporation paid $2,791,000 at closing and signed non-interest bearing promissory notes totaling $2,209,000 due January 31, 2002 for the remaining approximately 46% of its purchase price. Barnwell loaned Nearco, Inc. $1,463,000 for its portion of the cash payment at closing. Barnwell's loan to Nearco, Inc. was non-interest bearing and was due January 31, 2002. Nearco, Inc. also signed non-interest bearing promissory notes to the Sellers totaling $1,158,000, due January 31, 2002, for the remaining approximately 46% of its purchase price.

      Subsequent to April 12, 2001, Nearco, Inc. purchased an additional 0.4% of Cambridge Hawaii Limited Partnership; Barnwell loaned Nearco, Inc. an additional $18,000 for the 54% cash payment of this purchase.

      As a result of these transactions, Mr. Johnston indirectly owns approximately 44.2% of Cambridge Hawaii Limited Partnership and Barnwell owns approximately 55.2% of Cambridge Hawaii Limited Partnership. Barnwell's newly acquired interest in Cambridge Hawaii Limited Partnership, together with Barnwell's current 50.1% indirect interest in Kaupulehu Developments held by Barnwell Hawaiian Properties, Inc., results in Barnwell owning an aggregate indirect interest of 77.6% in Kaupulehu Developments. The accounts of Cambridge Hawaii Limited Partnership are included in Barnwell's consolidated financial statements from the acquisition date (April 12, 2001) using the purchase method of accounting.

      The purchase price paid of $5,000,000 was allocated to land, and on a consolidated basis increased the investment in land by $3,748,000 and reduced the minority interest by $1,252,000.

      On January 31, 2002, Barnwell paid the remaining $2,209,000 due on the April 2001 purchase of an additional 27.5% interest in Kaupulehu Developments. Also, on January 31, 2002, Nearco, Inc. repaid $100,000 of its notes receivable to Barnwell and Barnwell extended the due date of the $1,381,000 balance of its original $1,481,000 receivable to December 31, 2002. The note bears interest at 10%, payable quarterly, from February 1, 2002, and is secured by an approximately 22.0% interest in Kaupulehu Developments and an assignment of commissions earned by Nearco, Inc. on Kaupulehu Developments' gross receipts from the sale of real estate interests. Barnwell's revised note receivable from Nearco, Inc. is subordinated to a $600,000, 10% note due January 31, 2003,
Nearco, Inc. made with a third party on January 31, 2002, to pay a portion of the remaining monies due on its April 2001 purchase of an additional interest in Kaupulehu Developments.

      Management believes that Nearco, Inc. will repay its note. Barnwell estimates that the current value of Nearco, Inc.'s pledged interest in Kaupulehu Developments is significantly in excess of the combined value of its note to Barnwell and Nearco, Inc.'s $600,000 note to a third party to which Barnwell's note is subordinated.

      Barnwell did not receive any revenues in fiscal 2001 related to its interest in Kaupulehu Developments. In fiscal 2000, Kaupulehu Makai Venture exercised a portion of the option granted in 1990 by Kaupulehu Developments for the development of residential parcels within the Four Seasons Resort Hualalai at Historic Ka'upulehu on the Island of Hawaii. Barnwell recognized revenues of $6,540,000, net of costs associated with the transaction, from the receipt of the option monies.

      Costs related to the land under development and costs related to development rights under option are capitalized and included in the consolidated balance sheets under the caption, "Investment in Land." Costs related to leasehold land under development and costs related to development rights under option were $6,460,000 and $1,280,000, respectively, at September 30, 2002.

5. PROPERTY AND EQUIPMENT
   ----------------------

      Barnwell's property and equipment is detailed as follows:

                                                    Accumulated
                                                   Depreciation,
                                                  Depletion and
                                      Gross        Amortization        Net
                                   ------------    ------------    ------------

  At September 30, 2002:
  ----------------------
  Land                             $    465,000    $     -         $    465,000
  Oil and natural gas properties
   (full cost accounting)            58,108,000     (33,796,000)     24,312,000
  Drilling rigs and equipment         4,340,000      (4,081,000)        259,000
  Other property and equipment        2,783,000      (1,991,000)        792,000
                                   ------------    ------------    ------------
   Total                           $ 65,696,000    $(39,868,000)   $ 25,828,000
                                   ============    ============    ============


  At September 30, 2001:
  ----------------------
  Land                             $    465,000    $     -         $    465,000
  Oil and natural gas properties
   (full cost accounting)            53,820,000     (30,663,000)     23,157,000
  Drilling rigs and equipment         4,627,000      (4,349,000)        278,000
  Other property and equipment        2,765,000      (1,773,000)        992,000
                                   ------------    ------------    ------------
   Total                           $ 61,677,000    $(36,785,000)   $ 24,892,000
                                   ============    ============    ============



6. LONG-TERM DEBT
   --------------

      Barnwell has a credit facility at the Royal Bank of Canada, a Canadian bank, for approximately $12,000,000 at September 30, 2002. Borrowings under this facility were $9,961,000 and $8,267,000 at September 30, 2002 and 2001,
respectively, and are included in long-term debt. At September 30, 2002, Barnwell had unused credit available under this facility of approximately $2,000,000.

      The facility is available in U.S. dollars at the London Interbank Offer Rate plus 1-3/4%, at U.S. prime plus 1%, or in Canadian dollars at Canadian prime plus 1%. A standby fee of 1% per annum is charged on the unused facility balance. Under the financing agreement, the facility is reviewed annually, with the next review planned for April 2003. Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a 2-year term loan by the bank. If the facility is converted to a 2-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period - 20% (5% per quarter), and in the second year of the term period - 80% (5% per quarter for the first three quarters and 65% in the final quarter).

      Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan. During the year ended September 30, 2002, Barnwell paid interest at rates ranging from 2.81% to 5.25%. The weighted average interest rate on the facility at September 30, 2002 was 3.54%. The facility is collateralized by Barnwell's interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties. The facility is reviewed annually with a primary focus on the future cash flows that will be generated by Barnwell's Canadian oil and natural gas properties. No compensating bank balances are required for this facility.

      The bank represented that it will not require any repayments under the facility on or before September 30, 2003. Accordingly, Barnwell has classified outstanding borrowings under the facility as long-term debt.

      In June 1995, Barnwell issued $2,000,000 of convertible notes due July 1, 2003. $1,950,000 of such notes were purchased by an officer/shareholder, a director/shareholder, and certain other shareholders of Barnwell. The notes are payable in 20 consecutive equal quarterly installments which began in October 1998. Interest is payable quarterly at a rate to be adjusted each quarter to the greater of 10% per annum or 1% over the prime rate of interest. Barnwell paid interest on these convertible notes at an average rate of 10.00% per annum in 2002, 10.28% per annum in 2001 and 10.13% per annum in 2000. The notes are unsecured and convertible at any time at the holder's option into shares of Barnwell's common stock at a price of $20.00 per share, subject to adjustment for certain events including a stock split of, or stock dividend on, Barnwell's common stock. The notes are redeemable, at the option of Barnwell, without premium. In December 2001, approximately $71,000 of convertible debentures, including accrued interest, were converted to 3,558 shares of Barnwell's stock at $20 per share; these shares were issued from Barnwell's treasury stock. At September 30, 2002, the balance of the remaining convertible notes of $360,000 is included in the current portion of long-term debt.

      Barnwell capitalizes interest on costs related to its investment in land. Interest costs for the years ended September 30, 2002, 2001 and 2000 are summarized as follows:

                                            2002          2001           2000
                                         ----------    ----------     ----------
Interest costs incurred                  $  498,000    $  665,000     $  906,000
Less interest costs
   capitalized on investment in land        202,000       278,000         93,000
                                         ----------    ----------     ----------
Interest expense                         $  296,000    $  387,000     $  813,000
                                         ==========    ==========     ==========


7. TAXES ON INCOME
   ---------------

      The components of earnings before income taxes are as follows:

                                              Year ended September 30,
                                      ----------------------------------------
                                         2002           2001          2000
                                      -----------    -----------   -----------
Earnings (loss)
  before income taxes in:
United States                         $(1,811,000)   $(1,586,000)  $ 1,780,000
Canada                                  3,412,000     10,991,000     7,338,000
                                      -----------    -----------   -----------
                                      $ 1,601,000    $ 9,405,000   $ 9,118,000
                                      ===========    ===========   ===========

      The components of the provision for income taxes related to the above earnings are as follows:

                                              Year ended September 30,
                                      ----------------------------------------
                                         2002           2001          2000
                                      -----------    -----------   -----------
Current provision:
  United States - Federal             $    21,000    $   160,000   $    50,000
  Canadian                              1,135,000      5,261,000     3,022,000
                                      -----------    -----------   -----------
    Total current                       1,156,000      5,421,000     3,072,000
                                      -----------    -----------   -----------

Deferred provision:
  United States                            42,000         44,000       916,000
  Canadian                                363,000        110,000       120,000
                                      -----------    -----------   -----------
    Total deferred                        405,000        154,000     1,036,000
                                      -----------    -----------   -----------
                                      $ 1,561,000    $ 5,575,000   $ 4,108,000
                                      ===========    ===========   ===========

      Included in the provision for deferred income taxes for the year ended September 30, 2002 is a U.S. deferred tax benefit of $376,000 as a result of the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, applicable to the sale of land development rights in December 2001. There were no deferred income tax benefits related to land sales in the years ended September 30, 2001 and 2000.

      During fiscal 2001, the Province of Alberta reduced the province's corporate tax rate from 15.5% to 13.5% effective April 1, 2001. As a result of this reduction, Barnwell recorded an approximately $300,000 deferred income tax benefit in fiscal 2001; there was no such benefit recorded in fiscal 2002 or fiscal 2000.

      In April 2002, the legislative assembly of the Province of Alberta held a first reading and passed at second reading a bill to reduce the province's corporate tax rate from 13.5% to 13.0%, effective April 1, 2002. On November 19, 2002, the bill passed on third reading and was enacted into law on December 4, 2002; the reduction in the tax rate will reduce income tax liabilities by an estimated $75,000 in December 2002.

      A reconciliation between the reported provision for income taxes and the amount computed by multiplying the earnings before income taxes by the U.S. federal tax rate of 35% is as follows:

                                               Year ended September 30,
                                      -----------------------------------------
                                         2002           2001           2000
                                      -----------    -----------    -----------
Tax expense computed
  by applying statutory rate          $   560,000    $ 3,292,000    $ 3,191,000

Effect of the foreign tax
  provision on the
  total tax provision                   1,060,000      2,264,000        906,000
State net operating
  losses utilized (generated)             (22,000)        18,000         83,000
Other                                     (37,000)         1,000        (72,000)
                                      -----------    -----------    -----------
                                      $ 1,561,000    $ 5,575,000    $ 4,108,000
                                      ===========    ===========    ===========

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2002 and 2001 are as follows:

Deferred income tax assets:                              2002         2001
                                                      -----------  -----------
  U.S. tax effect of deferred Canadian taxes          $ 2,391,000  $ 2,279,000
  Foreign tax credit carryforwards                      4,313,000    3,524,000
  Tax basis in investment
    in land in excess of book basis                     1,263,000      873,000
  Write-down of assets not deducted for tax               355,000      355,000
  Alternative minimum tax credit carryforwards            372,000      351,000
  State of Hawaii net operating loss carryforwards        264,000      242,000
  Expenses accrued for books but not for tax              547,000      625,000
  Other                                                     -           61,000
                                                      -----------  -----------
    Total gross deferred tax assets                     9,505,000    8,310,000
    Less-valuation allowance                           (7,595,000)  (6,865,000)
                                                      -----------  -----------
  Net deferred income tax assets                        1,910,000    1,445,000
                                                      -----------  -----------
Deferred income tax liabilities:
  Property and equipment accumulated
    tax depreciation and depletion
    in excess of book under Canadian tax law           (7,033,000)  (6,703,000)
  Property and equipment accumulated
    tax depreciation and depletion
    in excess of book under U.S. tax law               (1,768,000)  (1,270,000)
  Other                                                  (328,000)    (319,000)
                                                      -----------  -----------
  Total deferred income tax liabilities                (9,129,000)  (8,292,000)
                                                      -----------  -----------

Net deferred income tax liability                     $(7,219,000) $(6,847,000)
                                                      ===========  ===========


      The total valuation allowance increased $730,000, $1,849,000 and $906,000, for the years ended September 30, 2002, 2001 and 2000, respectively. The increases relate primarily to foreign tax credit carryforwards for which it is more likely than not that such carryforwards will not be utilized to reduce Barnwell's U.S. tax obligation.

      A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Barnwell has established a valuation allowance primarily for the U.S. tax effect of deferred Canadian taxes, foreign tax credits, accrued expenses and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. earnings will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes.

      Net deferred tax assets of $1,910,000 consists primarily of $1,263,000 of deferred tax assets related to the excess of the cost basis of investment in land for tax purposes over the cost basis of investment in land for book purposes. This deferred tax asset will be realized through the deduction of the cost basis of investment in land for tax purposes against future proceeds from sales of interests in leasehold land and land development rights. The amount of deferred income tax assets considered realizable may be reduced if estimates of future taxable income are reduced.

      At September 30, 2002, Barnwell had alternative minimum tax credit carryforwards of $372,000 which are available to reduce future U.S. federal regular income taxes, if any, over an indefinite period.

8. PENSION PLAN
   ------------

      Barnwell sponsors a noncontributory defined benefit pension plan covering substantially all of its U.S. employees, with benefits based on years of service and the employee's highest consecutive five-year average earnings. Barnwell's funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future. The plan assets at September 30, 2002 were invested as follows: 9% in cash and cash equivalents, 39% listed government mortgages and 52% common stocks and equity mutual funds.

      The funded status of the pension plan and the amounts recognized in the consolidated financial statements are as follows:

                                                             September 30,
                                                      ------------------------
                                                         2002          2001
                                                      ----------    ----------
Change in Benefit Obligation
  Benefit obligation at beginning of year             $2,197,000    $2,094,000
  Service cost                                            94,000        94,000
  Interest cost                                          161,000       152,000
  Actuarial loss (gain)                                  421,000        (4,000)
  Benefits paid                                         (120,000)     (139,000)
                                                      ----------    ----------

  Benefit obligation at end of year                    2,753,000     2,197,000
                                                      ----------    ----------

Change in Plan Assets
  Fair value of plan assets at beginning of year       2,146,000     2,500,000
  Actual return on plan assets                          (171,000)     (215,000)
  Employer contribution                                    -             -
  Benefits paid                                         (120,000)     (139,000)
                                                      ----------    ----------

  Fair value of plan assets at end of year             1,855,000     2,146,000
                                                      ----------    ----------

  Funded status                                         (898,000)      (51,000)
  Unrecognized net asset                                   -            (1,000)
  Unrecognized prior service cost                         18,000        23,000
  Unrecognized actuarial loss (gain)                     636,000      (122,000)
                                                      ----------    ----------

  Accrued benefit cost                                $ (244,000)   $ (151,000)
                                                      ==========    ==========

Weighted-Average Assumptions as of September 30,         2002          2001
                                                      ----------    ----------
  Discount rate                                            6.50%         7.50%
  Expected return on plan assets                           8.00%         8.00%
  Rate of compensation increase                            5.00%         5.00%

                                               Year ended September 30,
                                         -------------------------------------
                                           2002          2001          2000
                                         ---------     ---------     ---------
Net Periodic Benefit Cost for the Year
  Service cost                           $  94,000     $  94,000     $  78,000
  Interest cost                            161,000       152,000       145,000
  Expected return on plan assets          (167,000)     (195,000)     (180,000)
  Amortization of net asset                 (1,000)       (1,000)       (1,000)
  Amortization of prior service cost         6,000         6,000         6,000
  Amortization of net actuarial gain         -           (13,000)      (12,000)
                                         ---------     ---------     ---------

  Net periodic benefit cost              $  93,000     $  43,000     $  36,000
                                         =========     =========     =========

9. STOCK OPTIONS
   -------------

      In March 1995, Barnwell granted 20,000 stock options to an officer of Barnwell under a non-qualified plan at a purchase price of $19.625 per share (market price on date of grant), with 4,000 of such options vesting annually commencing one year from the date of grant. These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. The options expire ten years from the date of grant. Barnwell recognized $6,000 of compensation cost relating to these options in the year ended September 30, 2002. No compensation cost has been recognized for these options for the years ended September 30, 2001 and 2000.

      In June 1998, Barnwell granted 30,000 stock options to an officer of Barnwell's oil and gas segment under a non-qualified plan at a purchase price of $15.625 per share (market price on date of grant), with 6,000 of such options vesting annually commencing one year from the date of grant. These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. The options expire ten years from the date of grant. Barnwell recognized $43,000, $38,000 and $46,000 of compensation costs relating to these options in the years ended September 30, 2002, 2001 and 2000, respectively.

      In December 1999, Barnwell granted qualified stock options to certain employees of Barnwell to acquire 68,000 shares and 29,000 shares of Barnwell's common stock with an exercise price per share of $11.875 (market price at date of grant) and $13.063 (110% of market price at date of grant), respectively. These options vest annually over four years commencing one year from the date of grant. The $11.875 per share options expire ten years from the date of grant, and the $13.063 per share options expire five years from the date of grant. No compensation cost was recognized for these options for the years ended September 30, 2002, 2001 and 2000. 36,000 shares were available for grant under this plan at September 30, 2002.

      Barnwell applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for stock-based compensation and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", effective October 1, 1996. Had compensation cost for the stock options granted in June 1998 and December 1999 been determined based on the fair value method of measuring stock-based compensation provisions of Statement of Financial Accounting Standards No. 123, Barnwell's net (loss) earnings and basic and diluted (loss) earnings per share would have been as follows:

                                             Years ended September 30,
                                        ------------------------------------
                                           2002         2001         2000
                                        ----------  -----------  -----------
Pro-forma net (loss) earnings           $  (55,000) $ 3,645,000  $ 4,750,000
                                        ==========  ===========  ===========

Pro-forma basic
  (loss) earnings per share             $    (0.04) $      2.78  $      3.61
                                        ==========  ===========  ===========

Pro-forma diluted
  (loss) earnings per share             $    (0.04) $      2.69  $      3.49
                                        ==========  ===========  ===========

      Fair value measurement of these options was based on a Black-Scholes option-pricing model which included assumptions of a weighted average expected life of 5.97 years, expected volatility of 30%, weighted average risk-free interest rate of 6.12%, and an expected dividend yield of 0%. The pro-forma net earnings reflect only options granted since October 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under Statement of

Financial Accounting Standards No. 123 is not reflected in the pro-forma earnings reported above because compensation cost is reflected over the options' vesting periods and compensation cost for options granted prior to October 1, 1995 is not considered.

      During  the year  ended  September  30,  2002,  3,000  options  to acquire
Barnwell's stock at $11.875 per share were forfeited. During the year ended September 30, 2001, 1,000 options to acquire Barnwell's stock at $11.875 per share were exercised.

      Stock options at September 30, 2002 were as follows:

                               Options outstanding          Options exercisable
                       ----------------------------------  --------------------
                                    Weighted
                                     Average     Weighted               Weighted
                                    Remaining    Average                 Average
       Range of         Number of  Contractual   Exercise   Number of   Exercise
    exercise prices      Shares       Life        Price      Shares       Price
    ---------------    ----------  -----------  ---------  ----------   --------
   $11.875 - $15.625      123,000   5.6 years      $13.07      70,500     $13.40
        $19.625            20,000   2.4 years      $19.63      20,000     $19.63
                       ----------                          ----------

   $11.875 - $19.625      143,000   5.2 years      $13.99      90,500     $14.77
                       ==========                          ==========


      Stock options at September 30, 2001 were as follows:

                               Options outstanding          Options exercisable
                       ----------------------------------  --------------------
                                    Weighted
                                     Average     Weighted               Weighted
                                    Remaining    Average                 Average
       Range of         Number of  Contractual   Exercise   Number of   Exercise
    exercise prices      Shares       Life        Price      Shares       Price
    ---------------    ----------  -----------  ---------  ----------   --------
   $11.875 - $15.625      126,000   6.7 years      $13.04      41,250     $13.72
        $19.625            20,000   3.4 years      $19.63      20,000     $19.63
                       ----------                          ----------

   $11.875 - $19.625      146,000   6.2 years      $13.94      61,250     $15.65
                       ==========                          ==========


      Stock options at September 30, 2000 were as follows:

                               Options outstanding          Options exercisable
                       ----------------------------------  --------------------
                                    Weighted
                                     Average     Weighted               Weighted
                                    Remaining    Average                 Average
       Range of         Number of  Contractual   Exercise   Number of   Exercise
    exercise prices      Shares       Life        Price      Shares       Price
    ---------------    ----------  -----------  ---------  ----------   --------
   $11.875 - $15.625      127,000   7.7 years      $13.03      12,000     $15.63
        $19.625            20,000   4.4 years      $19.63      20,000     $19.63
                       ----------                          ----------

   $11.875 - $19.625      147,000   7.2 years      $13.93      32,000     $18.13
                       ==========                          ==========


      In December 2001, approximately $71,000 of convertible debentures, including accrued interest, was converted to 3,558 shares of Barnwell's stock at $20 per share; these shares were issued from Barnwell's treasury stock. During the year ended September 30, 2001, Barnwell repurchased 1,000 shares of its common stock from an employee arising from the exercise of stock options for $19,750 at the then prevailing market price under a March 2000 stock buyback plan authorizing the repurchase of up to 100,000 shares. During the year ended September 30, 2000, Barnwell repurchased 6,000 shares of its common stock on the open market for $93,000 (average price of $15.50 per share) under the March 2000 stock buyback plan. Barnwell plans to repurchase additional shares from time to time in the open market or in privately negotiated transactions, depending on market conditions. At September 30, 2002, Barnwell could purchase an additional 93,000 shares under the March 2000 repurchase authorization.

10. COMMITMENTS AND CONTINGENCIES
    -----------------------------

      Barnwell has committed to compensate its Vice President of Canadian Operations pursuant to an incentive compensation plan, the value of which directly relates to Barnwell's oil and natural gas segment's net income and the change in the value of Barnwell's oil and gas reserves since 1998 with adjustments for changes in natural gas and oil prices and subject to other terms and conditions. Barnwell recognized a $48,000 benefit pursuant to this incentive plan in fiscal 2002 and $288,000 of compensation expense pursuant to this incentive plan in fiscal 2000; there was no compensation expense or benefit recognized in fiscal 2001.

      Barnwell has also committed to compensate certain Canadian personnel pursuant to an incentive compensation plan, the value of which directly relates to Barnwell's oil and natural gas segment's net income and the value of Barnwell's oil and gas reserves discovered, commencing in fiscal 2002, for projects developed by such personnel. Barnwell recognized no compensation expense pursuant to this plan in fiscal 2002.

      Barnwell has several non-cancelable operating leases for office space and leasehold land. Rental expense was $467,000 in 2002, $460,000 in 2001 and $406,000 in 2000. Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows: 2003 - $495,000, 2004 - $363,000, 2005 - $214,000, 2006 - $124,000, 2007 - $124,000 and thereafter through 2026 an aggregate of $1,326,000.

      Barnwell is occasionally involved in routine litigation and is subject to governmental and regulatory controls that are incidental to the ordinary course of business. Barnwell's management believes that all claims and litigation involving Barnwell are not likely to have a material adverse effect on its financial statements taken as a whole.

11. SEGMENT AND GEOGRAPHIC INFORMATION
    ----------------------------------

      Barnwell operates three segments: exploring for, developing, producing and selling oil and natural gas (oil and natural gas); investing in leasehold land in Hawaii (land investment); and drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling). Barnwell's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment requires different operational methods, operational assets and marketing strategies, and operate in different geographical locations.

      Barnwell does not allocate general and administrative expenses, interest expense, interest income or income taxes to segments, and there are no transactions between segments that affect segment profit or loss.

                                                   Year ended September 30,
                                        ---------------------------------------------
                                            2002            2001             2000
                                        -----------      -----------      -----------
Revenues:
  Oil and natural gas                   $11,320,000      $19,870,000      $15,270,000
  Contract drilling                       3,480,000        3,290,000        3,520,000
  Land investment                           120,000            -            6,540,000
  Other                                     698,000          601,000          891,000
                                        -----------      -----------      -----------
  Total before interest income           15,618,000       23,761,000       26,221,000
  Interest income                           262,000          329,000          349,000
                                        -----------      -----------      -----------
  Total revenues                        $15,880,000      $24,090,000      $26,570,000
                                        ===========      ===========      ===========

Depreciation, depletion and amortization:
  Oil and natural gas                   $ 3,315,000      $ 3,416,000      $ 3,121,000
  Contract drilling                         118,000          116,000          176,000
  Other                                     215,000          222,000          275,000
                                        -----------      -----------      -----------
  Total                                 $ 3,648,000      $ 3,754,000      $ 3,572,000
                                        ===========      ===========      ===========

Operating profit (loss)
  (before general and
  administrative expenses):
  Oil and natural gas                   $ 4,897,000      $12,945,000      $ 9,021,000
  Contract drilling                         541,000          268,000          603,000
  Land investment,
    net of minority interest                 58,000           (8,000)       3,232,000
  Other                                     483,000          379,000          616,000
                                        -----------      -----------      -----------
  Total                                   5,979,000       13,584,000       13,472,000

     General and
       administrative expenses           (4,344,000)      (4,121,000)      (3,470,000)
     Interest income                        262,000          329,000          349,000
     Interest expense                      (296,000)        (387,000)        (813,000)
     Foreign exchange losses                  -                -             (420,000)
                                        -----------      -----------      -----------
       Earnings before income taxes     $ 1,601,000      $ 9,405,000      $ 9,118,000
                                        ===========      ===========      ===========

Capital expenditures:
  Oil and natural gas                   $ 4,581,000      $ 4,240,000      $ 5,003,000
  Land investment                           944,000        5,954,000          631,000
  Contract drilling                          77,000           84,000          393,000
  Other                                      42,000          180,000          222,000
                                        -----------      -----------      -----------
  Total                                 $ 5,644,000      $10,458,000      $ 6,249,000
                                        ===========      ===========      ===========

      Depletion per 1,000 cubic feet ("MCF") of natural gas and natural gas equivalent ("MCFE"), converted at a rate of one barrel of oil and natural gas liquids to 5.8 MCFE, was $0.71 in fiscal 2002, $0.70 in fiscal 2001 and $0.60 in fiscal 2000.

      Land investment capital expenditures in 2001 include $5,000,000 for the purchase of the additional 27.5% interest in Kaupulehu Developments. Barnwell paid $2,791,000 in cash and $2,209,000 in non-interest bearing promissory notes.


ASSETS BY SEGMENT:
------------------
                                                    September 30,
                              -----------------------------------------------------------
                                    2002                 2001                 2000
                              -----------------    -----------------    -----------------
  Oil and natural gas (1)     $ 27,113,000  66%    $ 24,973,000  57%    $ 25,686,000  66%
  Contract drilling (2)          1,931,000   5%       2,128,000   5%       1,925,000   5%
  Land investment (2)            7,740,000  19%       8,677,000  20%       3,975,000  10%
  Other:
    Cash and
      cash equivalents           1,489,000   4%       5,154,000  12%       5,701,000  15%
    Corporate and other          2,401,000   6%       2,739,000   6%       1,373,000   4%
                              ------------ ----    ------------ ----    ------------ ----
Total                         $ 40,674,000 100%    $ 43,671,000 100%    $ 38,660,000 100%
                              ============ ====    ============ ====    ============ ====

(1) Primarily located in the Province of Alberta, Canada.
(2) Located in Hawaii.

LONG-LIVED ASSETS BY GEOGRAPHIC AREA:
-------------------------------------

                                          September 30,
                    -----------------------------------------------------------
                          2002                 2001                 2000
                    -----------------    -----------------    -----------------
United States       $  8,962,000  27%    $ 10,075,000  30%    $  5,383,000  18%
Canada                24,606,000  73%      23,494,000  70%      23,940,000  82%
                    ------------ ----    ------------ ----    ------------ ----
Total               $ 33,568,000 100%    $ 33,569,000 100%    $ 29,323,00  100%
                    ============ ====    ============ ====    ============ ====


REVENUE BY GEOGRAPHIC AREA:
---------------------------
                                               Year ended September 30,
                                      ------------------------------------------
                                         2002           2001            2000
                                      -----------    -----------     -----------
   United States                      $ 3,766,000    $ 3,397,000     $10,175,000
   Canada                              11,852,000     20,364,000      16,046,000
                                      -----------    -----------     -----------
   Total (excluding interest income)  $15,618,000    $23,761,000     $26,221,000
                                      ===========    ===========     ===========


12. FAIR VALUE OF FINANCIAL INSTRUMENTS
    -----------------------------------

      The carrying amounts of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and notes payable approximate fair value because of the short maturity of these instruments. The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

      The differences between the estimated fair values and carrying values of Barnwell's financial instruments are not material.

13. CONCENTRATIONS OF CREDIT RISK
    -----------------------------

      Barnwell's oil and natural gas segment derived 76% of its oil and natural gas revenues in fiscal 2002 from five individually significant customers, ProGas Limited, Plains Marketing Ltd., AltaGas Services Inc., Engage Energy Canada L.P., and Petrogas Marketing Ltd. At September 30, 2002, Barnwell had a total of $943,000 in receivables from these five customers. In fiscal 2001 Barnwell derived 83% of its oil and natural gas revenues from four individually significant customers.

      Barnwell's contract drilling subsidiary derived 70%, 49% and 70% of its contract drilling revenues in fiscal 2002, 2001 and 2000, respectively, pursuant to Federal, State of Hawaii and county contracts. At September 30, 2002, Barnwell had accounts receivables from the Federal, State of Hawaii and county entities totaling approximately $736,000. Barnwell has lien rights on contracts with the Federal, State of Hawaii, and county governments.

      Historically, Barnwell has not incurred significant credit related losses on its trade receivables, and management does not believe significant credit risk related to these trade receivables exists at September 30, 2002.

14. SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION
    -------------------------------------------------

      The  following  details  the  effect of  changes  in  current  assets  and
liabilities  on  the  consolidated   statements  of  cash  flows,  and  presents
supplemental cash flow information:

                                                    Year ended September 30,
                                            ---------------------------------------
                                                2002          2001          2000
                                            -----------    ----------    ----------
(Decrease) increase from changes in:

  Receivables                               $  (622,000)   $   80,000    $   82,000
  Costs and estimated earnings in excess
    of billings on uncompleted contracts        206,000       116,000      (324,000)
  Inventories                                    18,000       (29,000)       25,000
  Other current assets                         (356,000)     (185,000)     (233,000)
  Accounts payable                              148,000       551,000       (42,000)
  Accrued expenses                               21,000       667,000     1,454,000
  Billings in excess of costs and
    estimated earnings on uncompleted
    contracts                                   (94,000)     (142,000)      211,000
  Payable to joint interest owners              403,000      (436,000)      148,000
  Income taxes payable                       (2,311,000)    1,790,000       305,000
                                            -----------    ----------    ----------
    (Decrease) increase from changes
    in current assets and liabilities       $(2,587,000)   $2,412,000    $1,626,000
                                            ===========    ==========    ==========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
  Interest (net of amounts capitalized)     $   303,000    $  423,000    $  848,000
                                            ===========    ==========    ==========

  Income taxes                              $ 3,812,000    $3,705,000    $2,817,000
                                            ===========    ==========    ==========

Supplemental disclosure of Non-cash Investing and Financing Activities:

    In December 2001, approximately $71,000 of convertible debentures, including accrued interest, was converted to 3,558 shares of Barnwell's stock at $20 per share; these shares were issued from Barnwell's treasury stock.

    In  April  2001,  Barnwell  purchased  55.2%  of  Cambridge  Hawaii  Limited
    Partnership for $5,000,000. $2,791,000 was paid upon closing, and the remaining balance of $2,209,000 was financed by non-interest bearing notes payable. The $2,209,000 of notes payable was paid in fiscal 2002.

15. SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)
    ---------------------------------------------------------

      The following tables summarize information relative to Barnwell's oil and natural gas operations, which are substantially conducted in Canada. Proved reserves are the estimated quantities of crude oil, condensate and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed producing oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimated net interests in total proved developed and proved developed producing reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

(A)   Oil and Natural Gas Reserves
      ----------------------------

      The following table, based on information prepared by independent petroleum engineers, Paddock Lindstrom & Associates Ltd., summarizes changes in the estimates of Barnwell's net interests in total proved reserves of crude oil and condensate and natural gas ("MCF" means 1,000 cubic feet of natural gas) which are all in Canada:

                                                     OIL              GAS
                                                  (Barrels)          (MCF)
                                                  ---------       ----------
Balance at September 30, 1999                     2,138,000       36,879,000

  Increase in royalty rates*                       (131,000)      (5,699,000)
  Revisions of previous estimates                    (7,000)        (300,000)
  Extensions, discoveries and other additions        72,000        2,417,000
  Less production                                  (291,000)      (3,501,000)
                                                  ---------       ----------
Balance at September 30, 2000                     1,781,000       29,796,000

  Decrease in royalty rates*                        104,000        2,482,000
  Revisions of previous estimates                  (111,000)      (1,695,000)
  Extensions, discoveries and other additions        34,000        1,057,000
  Less production                                  (272,000)      (3,269,000)
                                                  ---------       ----------
Balance at September 30, 2001                     1,536,000       28,371,000

  Revisions of previous estimates                   184,000          985,000
  Extensions, discoveries and other additions        49,000        1,087,000
  Less production                                  (242,000)      (3,277,000)
                                                  ---------       ----------
Balance at September 30, 2002                     1,527,000       27,166,000
                                                  =========       ==========

* The deduction or addition of reserve units due to royalty rates is the result of Alberta's royalties being calculated on a sliding scale basis, with the royalty percentage increasing as prices increase. The Province of Alberta takes its royalty share of production based on commodity prices; as all commodity prices were significantly higher at September 30, 2000, as compared to September 30, 1999, significantly more reserves were deducted for royalty volumes at September 30, 2000, as compared to September 30, 1999. Conversely, as all commodity prices were significantly lower at September 30, 2001, as compared to September 30, 2000, significantly less reserves were deducted for royalty volumes at September 30, 2001, as compared to September 30, 2000.

                                                     OIL            GAS
Proved producing reserves at:                      (Barrels)       (MCF)
                                                   ---------     ----------
September 30, 1999                                 1,759,000     25,908,000
                                                   =========     ==========
September 30, 2000                                 1,508,000     20,594,000
                                                   =========     ==========
September 30, 2001                                 1,327,000     21,847,000
                                                   =========     ==========
September 30, 2002                                 1,303,000     19,612,000
                                                   =========     ==========


(B)   Capitalized Costs Relating to Oil and Natural Gas Producing Activities
      ----------------------------------------------------------------------

                                                 September 30,
                                  -------------------------------------------
                                     2002            2001            2000
                                  -----------     -----------     -----------
Proved properties                 $56,959,000     $51,668,000     $50,271,000
Unproved properties                 1,149,000       2,152,000       2,191,000
                                  -----------     -----------     -----------
  Total capitalized costs          58,108,000      53,820,000      52,462,000
Accumulated depletion
  and depreciation                 33,796,000      30,663,000      28,945,000
                                  -----------     -----------     -----------
Net capitalized costs             $24,312,000     $23,157,000     $23,517,000
                                  ===========     ===========     ===========


(C)   Costs  Incurred in Oil and Natural Gas Property  Acquisition,  Exploration
      --------------------------------------------------------------------------
      and Development
      ---------------

                                            Year ended September 30,
                                  -------------------------------------------
                                     2002            2001            2000
                                  -----------     -----------     -----------
Acquisition of properties:
  Unproved, Canadian              $   262,000     $   468,000     $   540,000
                                  ===========     ===========     ===========

Exploration costs:
  Canadian                        $ 1,007,000     $   431,000     $   813,000
  United States                        -              172,000         167,000
                                  -----------     -----------     -----------
                                  $ 1,007,000     $   603,000     $   980,000
                                  ===========     ===========     ===========

Development costs, Canadian       $ 3,312,000     $ 3,169,000     $ 3,483,000
                                  ===========     ===========     ===========


(D)   The Results of Operations of  Barnwell's Oil and Natural  Gas  Producing
      ------------------------------------------------------------------------
      Activities
      ----------
                                            Year ended September 30,
                                  -------------------------------------------
                                     2002             2001            2000
                                  -----------     -----------     -----------
Gross revenues:

  Canada                          $14,824,000     $27,615,000     $19,054,000
  United States                        72,000          80,000         103,000
                                  -----------     -----------     -----------
Total gross revenues               14,896,000      27,695,000      19,157,000
Royalties, net of credit            3,576,000       7,825,000       3,887,000
                                  -----------     -----------     -----------
Net revenues                       11,320,000      19,870,000      15,270,000
Production costs                    3,108,000       3,509,000       3,128,000
Depletion and depreciation          3,315,000       3,416,000       3,121,000
                                  -----------     -----------     -----------
Pre-tax results of operations*      4,897,000      12,945,000       9,021,000
Estimated income tax expense        2,450,000       6,398,000       4,271,000
                                  -----------     -----------     -----------
Results of operations*            $ 2,447,000     $ 6,547,000     $ 4,750,000
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

(E)   Standardized Measure, Including Year-to-Year Changes Therein, of Estimated
      --------------------------------------------------------------------------
      Discounted Future Net Cash Flows
      --------------------------------

      The following tables have been developed pursuant to procedures prescribed by Statement of Financial Accounting Standards 69, and utilize reserve and production data estimated by petroleum engineers. The information may be useful for certain comparison purposes but should not be solely relied upon in evaluating Barnwell or its performance. Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value.

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

Standardized Measure of Estimated Discounted Future Net Cash Flows
------------------------------------------------------------------

                                             As of September 30,
                                ----------------------------------------------
                                    2002             2001             2000
                                ------------     ------------     ------------
Future cash inflows             $101,448,000     $ 82,347,000     $159,328,000

Future production costs          (30,537,000)     (28,883,000)     (32,309,000)

Future development costs          (1,263,000)      (1,216,000)      (1,397,000)
                                ------------     ------------     ------------
Future net cash
  flows before income taxes       69,648,000       52,248,000      125,622,000

Future income tax expenses       (17,442,000)     (18,783,000)     (51,516,000)
                                ------------     ------------     ------------
Future net cash flows             52,206,000       33,465,000       74,106,000

10% annual discount
  for timing of cash flows       (19,587,000)     (12,192,000)     (31,606,000)
                                ------------     ------------     ------------
Standardized measure of
  estimated discounted
  future net cash flows         $ 32,619,000     $ 21,273,000     $ 42,500,000
                                ============     ============     ============

Changes  in  the Standardized  Measure of  Estimated Discounted  Future Net Cash
--------------------------------------------------------------------------------
Flows
-----

                                                  Year ended September 30,
                                      -----------------------------------------
                                         2002           2001           2000
                                      -----------    -----------    -----------
Beginning of year                     $21,273,000    $42,500,000    $28,757,000
                                      -----------    -----------    -----------
Sales of oil and natural gas
  produced, net of production costs    (8,210,000)   (16,281,000)   (12,142,000)

Net changes in prices and
  production costs, net of
  royalties and wellhead taxes         12,469,000    (25,205,000)    33,265,000

Extensions and discoveries              1,989,000      1,438,000      6,132,000

Revisions of previous
  quantity estimates                    2,657,000         29,000         38,000

Net change in Canadian
  dollar translation rate                 (41,000)    (1,640,000)      (358,000)

Changes in the timing of
  future production and other          (1,224,000)    (1,152,000)    (1,755,000)

Net change in income taxes              1,957,000     18,178,000    (14,166,000)

Accretion of discount                   1,749,000      3,406,000      2,729,000
                                      -----------    -----------    -----------

Net change                             11,346,000    (21,227,000)    13,743,000
                                      -----------    -----------    -----------

End of year                           $32,619,000    $21,273,000    $42,500,000
                                      ===========    ===========    ===========


Item 8.     Changes in and Disagreements  with Accountants on Accounting and
            ----------------------------------------------------------------
            Financial Disclosure
            --------------------

            None.

                                    PART III

Item 9.     Directors,  Executive  Officers,  Promoters  and   Control  Persons,
            --------------------------------------------------------------------
            Compliance With Section 16(a) of the Exchange Act -- See Note (A)
            -----------------------------------------------------------------

Item 10.    Executive Compensation -- see Note (A)
            --------------------------------------

Item 11.    Security Ownership of Certain Beneficial Owners  and Management - -
            --------------------------------------------------------------------
            see Note (A)
            ------------

Equity Compensation Plan Information
------------------------------------

      The following table provides information about Barnwell's common stock that may be issued upon exercise of options and rights under all of Barnwell's existing equity compensation plans as of September 30, 2002:

                                  (a)              (b)              (c)
                                                            Number of securities
                               Number of        Weighted-   remaining available
                              securities         average    for future issuance
                           to be issued upon     price of       under equity
                              exercise of      outstanding   compensation plans
                              outstanding        options,  (excluding securities
                           options, warrants     warrants      reflected in
Plan Category                  and rights       and rights       column (a))
-------------------------  -----------------   ------------   ----------------
Equity compensation plans
  approved by
  security holders               93,000           $12.25            36,000
Equity compensation plans
  not approved by
  security holders               50,000           $17.23              -
                                -------                             ------
   Total                        143,000           $13.99            36,000
                                =======                             ======

      Equity compensation plans not approved by security holders is comprised of the following plans:

      In March 1995, Barnwell granted 20,000 stock options to an officer of Barnwell under a non-qualified plan at a purchase price of $19.625 per share (market price on date of grant), with 4,000 of such options vesting annually commencing one year from the date of grant. These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. The options expire ten years from the date of grant.

      In June 1998, Barnwell granted 30,000 stock options to an officer of Barnwell's oil and gas segment under a non-qualified plan at a purchase price of $15.625 per share (market price on date of grant), with 6,000 of such options vesting annually commencing one year from the date of grant. These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. The options expire ten years from the date of grant.

Item 12.    Certain Relationships and Related Transactions -- see Note (A)
            --------------------------------------------------------------

      Note (A) -- Item 9, Item 10, the security ownership information required by Item 11, and Item 12 are omitted pursuant to General Instructions E.3. of Form 10-KSB, since the Registrant will file its definitive proxy statement for the 2002 Annual Meeting of Stockholders not later than 120 days after the close of its fiscal year ended September 30, 2002, which proxy statement is incorporated herein by reference.

Item 13.    Exhibits, List and Reports on Form 8-K
            --------------------------------------

(A)   Financial Statements

      The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 7:

      Independent Auditors' Report - KPMG LLP

      Consolidated Balance Sheets - September 30, 2002 and 2001

      Consolidated Statements of Operations -
         for the three years ended September 30, 2002

      Consolidated Statements of Cash Flows -
         for the three years ended September 30, 2002

      Consolidated Statements of Stockholders' Equity and Comprehensive Income
         (Loss) for the three years ended September 30, 2002

      Notes to Consolidated Financial Statements


      Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(B)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the three months ended September 30, 2002.

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

      No. 10.1 The Barnwell Industries, Inc. Employees' Pension Plan (restated as of October 1, 1989).(3)

      No. 10.2 Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.(4)

      No. 10.3 KD/KMV  Agreement  dated June  30, 1992 by  and between Kaupulehu
               Makai Venture and Kaupulehu Developments.(4)

      No. 10.4 Barnwell Industries, Inc.'s  letter to  Warren D. Steckley  dated
               May 6, 1998, regarding certain terms of employment.(5)

      No. 21   List of Subsidiaries.(6)

      No. 99.1 Certification  of  Chief  Executive  Officer  and Chief Financial
               Officer Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002

---------------------------
(1)Incorporated  by reference  to the  Registrant's  Form S-8 dated  November 8,
   1991.
(2)Incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 and as amended February 15, 1957 and February 19, 1957.
(3)Incorporated by reference to Form 10-K for the year ended September 30, 1989.
(4)Incorporated by reference to Form 10-K for the year ended September 30, 1992.
(5)Incorporated by reference to Form 10-KSB for the year ended September 30, 2000.
(6)Incorporated by reference to Form 10-KSB for the year ended September 30, 1998.

Item 14.    Controls and Procedures
            -----------------------

      Within the 90-day period prior to the filing of this report, an evaluation was carried out by Barnwell's Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell's disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Barnwell's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Act, the registrant has this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)



      /s/Russell M. Gifford
------------------------------------
By:  Russell M. Gifford
     Chief Financial Officer,
     Executive Vice President and
     Treasurer

Date: December 5, 2002

      In accordance with Exchange Act the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/Morton H. Kinzler
------------------------------------
MORTON H. KINZLER
Chief Executive Officer,
President and
Chairman of the Board
Date: December 5, 2002


      /s/Martin Anderson                         /s/Daniel Jacobson
------------------------------------      ------------------------------------
MARTIN ANDERSON, Director                 DANIEL JACOBSON, Director
Date: December 5, 2002                    Date: December 5, 2002


      /s/Murray C. Gardner                       /s/Terry Johnston
------------------------------------      ------------------------------------
MURRAY C. GARDNER, Director               TERRY JOHNSTON, Director
Date: December 5, 2002                    Date: December 5, 2002


      /s/Erik Hazelhoff-Roelfzema                /s/Alexander C. Kinzler
------------------------------------      ------------------------------------
ERIK HAZELHOFF-ROELFZEMA, Director        ALEXANDER C. KINZLER
Date: December 6, 2002                    Executive Vice President,
                                          Secretary, General Counsel and
                                          Director
                                          Date: December 5, 2002
      /s/Alan D. Hunter
------------------------------------
ALAN D. HUNTER, Director
Date: December 5, 2002

                                 CERTIFICATIONS

I, Russell M. Gifford, certify that:


1. I have reviewed this annual report on Form 10-KSB of Barnwell Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 5, 2002
----------------------

      /s/Russell M. Gifford
------------------------------------
Russell M. Gifford
Chief Financial Officer

I, Morton H. Kinzler, certify that:


1. I have reviewed this annual report on Form 10-KSB of Barnwell Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 5, 2002
----------------------

     /s/Morton H. Kinzler
------------------------------------
Morton H. Kinzler
Chief Executive Officer

                                                                Exhibit No. 99.1

                            Barnwell Industries, Inc.

                  Certification of Chief Executive Officer and
                       Chief Financial Officer Pursuant to
                             18 U.S.C. Section 1350,
                                  as Adopted by
                  Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to Section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United Stated Code) each of the undersigned officers of Barnwell Industries, Inc. (the "Company"), does hereby certify, to such officer's knowledge that:

The Annual Report on Form 10-KSB for the year ended September 30, 2002 of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-KSB fairly presents, in all material respects, the consolidated financial condition as of September 30, 2002 and consolidated results of operations for the fiscal year ended September 30, 2002 of the Company and its subsidiaries.

Dated: December 5, 2002                  /s/Morton H. Kinzler
-----------------------             ------------------------------------
                                    Name: Morton H. Kinzler
                                    Title: Chief Executive Officer

Dated: December 5, 2002                  /s/Russell M. Gifford
-----------------------             ------------------------------------
                                    Name: Russell M. Gifford
                                    Title: Chief Financial Officer