Form 10QSB
period 2002-12-31
BARNWELL INDUSTRIES INC
filed 2003-02-14
CIK 10048

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


     X      Quarterly  Report Pursuant to Section 13 or 15(d) of the  Securities
    ---     Exchange Act of 1934

            For the quarterly period ended December 31, 2002


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


As of February 7, 2003 there were 1,314,510 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format   Yes         No     X
                                                     -----       -----

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES

                                      INDEX

PART I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -
           December 31, 2002 and September 30, 2002 (Unaudited)

           Consolidated Statements of Operations -
           three months ended December 31, 2002 and 2001 (Unaudited)

           Condensed Consolidated Statements of Cash Flows - three months ended December 31, 2002 and 2001 (Unaudited)

           Consolidated Statements of
           Stockholders' Equity and Comprehensive Income - three months ended December 31, 2002 and 2001 (Unaudited)

           Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.    Management's Discussion and Analysis or Plan of Operation

Item 3.    Controls and Procedures

PART II.   OTHER INFORMATION:

Item 6.    Exhibits and reports on Form 8-K

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Unaudited, see Note A below)


ASSETS
------
                                                   December 31,   September 30,
                                                      2002            2002
                                                   -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents                        $ 3,694,000     $ 1,489,000
  Accounts receivable, net                           3,224,000       3,031,000
  Note receivable                                    1,381,000       1,381,000
  Other current assets                               1,142,000       1,205,000
                                                   -----------     -----------
    TOTAL CURRENT ASSETS                             9,441,000       7,106,000

INVESTMENT IN LAND                                   6,480,000       7,740,000

NET PROPERTY AND EQUIPMENT                          28,093,000      25,828,000
                                                   -----------     -----------

    TOTAL ASSETS                                   $44,014,000     $40,674,000
                                                   ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                 $ 3,056,000     $ 2,995,000
  Accrued expenses                                   4,311,000       3,367,000
  Income taxes payable                                  98,000           -
  Other current liabilities                            776,000         841,000
  Current portion of long-term debt                    270,000         360,000
                                                   -----------     -----------
    TOTAL CURRENT LIABILITIES                        8,511,000       7,563,000
                                                   -----------     -----------

LONG-TERM DEBT                                      10,197,000       9,961,000
                                                   -----------     -----------

ASSET RETIREMENT OBLIGATION                          1,181,000           -
                                                   -----------     -----------

DEFERRED INCOME TAXES                                7,097,000       7,429,000
                                                   -----------     -----------

MINORITY INTEREST                                    1,197,000         800,000
                                                   -----------     -----------

STOCKHOLDERS' EQUITY:
  Common stock, par value $0.50 a share:
    Authorized, 4,000,000 shares
    Issued, 1,642,797 shares                           821,000         821,000
  Additional paid-in capital                         3,139,000       3,139,000
  Retained earnings                                 20,568,000      19,698,000
  Accumulated other comprehensive loss -
    foreign currency translation adjustments        (3,843,000)     (3,883,000)
  Treasury stock, at cost, 328,287 shares           (4,854,000)     (4,854,000)
                                                   -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY                      15,831,000      14,921,000
                                                   -----------     -----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $44,014,000     $40,674,000
                                                   ===========     ===========

Note A: The condensed consolidated balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements at that date.

            See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three months ended
                                                    December 31,
                                            ---------------------------
Revenues:                                      2002             2001
                                            ----------       ----------
  Oil and natural gas                       $3,820,000       $2,570,000
  Contract drilling                          1,010,000        1,180,000
  Sale of development rights, net              720,000          120,000
  Gas processing and other                     430,000          140,000
                                            ----------       ----------

                                             5,980,000        4,010,000
                                            ----------       ----------

Costs and expenses:
  Oil and natural gas operating              1,077,000          880,000
  Contract drilling operating                  786,000          834,000
  General and administrative                 1,434,000          983,000
  Depreciation, depletion and amortization     885,000          968,000
  Interest expense                              80,000           60,000
  Minority interest in earnings                397,000          120,000
                                            ----------       ----------

                                             4,659,000        3,845,000
                                            ----------       ----------

Earnings before income taxes                 1,321,000          165,000

Income tax provision                           451,000           15,000
                                            ----------       ----------

NET EARNINGS                                $  870,000       $  150,000
                                            ==========       ==========


BASIC EARNINGS PER COMMON SHARE               $0.66            $0.11
                                              =====            =====
DILUTED EARNINGS PER COMMON SHARE             $0.64            $0.11
                                              =====            =====


            See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three months ended
                                                             December 31,
                                                       ------------------------
                                                          2002         2001
                                                       -----------  -----------
Cash flows from operating activities:
  Net earnings                                         $   870,000  $   150,000
  Adjustments to reconcile net earnings to net
   cash provided by (used in) operating activities:
    Depreciation, depletion, and amortization              885,000      968,000
    Minority interest in earnings                          397,000      120,000
    Accretion of asset retirement obligation                20,000        -
    Deferred income taxes                                 (361,000)    (259,000)
    Sale of development rights, net                       (720,000)    (120,000)
                                                       -----------  -----------
                                                         1,091,000      859,000
    Increase (decrease) from changes
      in current assets and liabilities                    774,000   (2,597,000)
                                                       -----------  -----------

  Net cash provided by (used in) operating activities    1,865,000   (1,738,000)
                                                       -----------  -----------

Cash flows from investing activities:
  Proceeds from sale of development rights               2,125,000    2,125,000
  Decrease in other assets                                   -            2,000
  Additions to investment in land                          (17,000)    (147,000)
  Capital expenditures                                  (1,901,000)  (1,419,000)
                                                       -----------  -----------
  Net cash provided by investing activities                207,000      561,000
                                                       -----------  -----------

Cash flows from financing activities:
  Long-term debt borrowings                                226,000    1,582,000
  Repayments of long-term debt                             (90,000)    (100,000)
  Payment of dividends                                       -         (394,000)
                                                       -----------  -----------
  Net cash provided by financing activities                136,000    1,088,000
                                                       -----------  -----------

  Effect of exchange rate changes
    on cash and cash equivalents                            (3,000)     (18,000)
                                                       -----------  -----------

  Net increase (decrease) in
    cash and cash equivalents                            2,205,000     (107,000)
  Cash and cash equivalents at beginning of period       1,489,000    5,154,000
                                                       -----------  -----------
  Cash and cash equivalents at end of period           $ 3,694,000  $ 5,047,000
                                                       ===========  ===========

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest (net of amounts capitalized)              $    83,000  $    63,000
                                                       ===========  ===========
    Income taxes                                       $   384,000  $ 2,913,000
                                                       ===========  ===========

Supplemental disclosure of non-cash investing and financing activities:
     For the three months ended December 31, 2002, net oil and natural gas properties increased $1,161,000 and the asset retirement obligation
     increased   $1,181,000,   including   accretion  of  the  asset  retirement
     obligation of $20,000, as a result of adoption of Statement of Financial Accounting Standards No. 143 on October 1, 2002.

     In December 2001, approximately $71,000 of convertible debentures, including accrued interest, was converted to 3,558 shares of Barnwell's stock at $20 per share; these shares were issued from Barnwell's treasury stock.

            See Notes to Condensed Consolidated Financial Statements



                                                BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                              Three months ended December 31, 2002 and 2001
                                                               (Unaudited)
                                                                                        Accumulated
                                              Additional                                   Other                         Total
                                    Common     Paid-In    Comprehensive    Retained    Comprehensive    Treasury     Stockholders'
                                    Stock      Capital        Income       Earnings        Loss           Stock         Equity
                                   --------   ----------   ------------   -----------   ------------   ------------   ------------
      At September 30, 2001        $821,000   $3,105,000                  $19,855,000   $ (3,797,000)  $ (4,891,000)  $ 15,093,000


      Conversion of debentures
        to common stock at
        $20.00 per share                          34,000                                                     37,000         71,000

      Dividends declared
       ($0.15 per share)                                                     (197,000)                                    (197,000)

      Comprehensive income:
      Net earnings                                         $    150,000       150,000                                      150,000
      Other comprehensive loss,
        net of income taxes -
        foreign currency
         translation adjustments                               (117,000)                    (117,000)                     (117,000)
                                                           ------------
      Total comprehensive income                           $     33,000
                                   --------   ----------   ============   -----------   ------------   ------------   ------------

      At December 31, 2001         $821,000   $3,139,000                  $19,808,000   $ (3,914,000)  $ (4,854,000)  $ 15,000,000
                                   ========   ==========                  ===========   ============   ============   ============


      At September 30, 2002        $821,000   $3,139,000                  $19,698,000   $ (3,883,000)  $ (4,854,000)  $ 14,921,000

      Comprehensive income:
      Net earnings                                         $    870,000       870,000                                      870,000
      Other comprehensive income,
        net of income taxes -
        foreign currency
         translation adjustments                                 40,000                       40,000                        40,000
                                                           ------------
      Total comprehensive income                           $    910,000
                                   --------   ----------   ============   -----------   ------------   ------------   ------------

      At December 31, 2002         $821,000   $3,139,000                  $20,568,000   $ (3,843,000)  $ (4,854,000)  $ 15,831,000
                                   ========   ==========                  ===========   ============   ============   ============

                                     See Notes to Condensed Consolidated Financial Statements

                            BARNWELL INDUSTRIES, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     -------------------------------------------

     The Condensed Consolidated Balance Sheet as of December 31, 2002 and the Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income for the three months ended December 31, 2002 and 2001 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell") and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2002 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 2002 has been derived from audited consolidated financial statements.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell's September 30, 2002 annual report to stockholders. The results of operations for the period ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

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

2.   EARNINGS PER COMMON SHARE
     -------------------------

     Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding for the three months ended December 31, 2002 and 2001 was 1,314,510 and 1,312,151, respectively.

     Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding was 1,372,403 and 1,355,164 for the three months ended December 31, 2002 and 2001, respectively.

     Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2002 and 2001 are as follows:

                                       Three months ended December 31, 2002
                                    -----------------------------------------
                                    Net Earnings        Shares       Per-Share
                                    (Numerator)      (Denominator)     Amount
                                    -----------       ----------       ------
Basic earnings per share            $   870,000        1,314,510       $ 0.66
                                                                       ======

Effect of dilutive securities:
   Common stock options                   -               44,393
   Convertible debentures                 6,750           13,500
                                    -----------       ----------

Diluted earnings per share          $   876,750        1,372,403       $ 0.64
                                    ===========       ==========       ======


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

3.   INVESTMENT IN LAND
     ------------------

     Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

     The leasehold land interests held by Kaupulehu Developments are for approximately 870 acres of land zoned for resort/residential development and approximately 1,000 acres of land zoned conservation district. These approximately 1,870 acres are located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. Kaupulehu Developments is negotiating with independent parties interested in developing the approximately 870 acres of resort/residential leasehold acreage (of which approximately 186 acres were designated by the State Land Use Commission as preservation areas with no residential or golf course development) and continues to negotiate a revised development agreement and residential fee simple purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

     The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club. On December 31, 2002, Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan, exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000. Barnwell accounts for sales of development rights under option by use of the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold. Accordingly, in consolidation, $1,277,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying development rights recorded on the Condensed Consolidated Balance Sheets under the caption "Investment in land" to zero. Additionally, sales of development rights were further reduced by $128,000 of accrued fees related to the sale. The remaining $720,000 of sales proceeds is recorded in the Consolidated Statements of Operations as "Sale of development rights, net." The total amount of the remaining option proceeds, if fully exercised, was $21,250,000 at January 1, 2003, eight payments of $2,656,250 due on each December 31 of years 2003 to 2010. If any annual option payment is not made, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

     The aforementioned $128,000 in fees ($89,000, net of minority interest) on the $2,125,000 development rights proceeds were paid in January 2003 to Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments. Under an agreement entered into in 1987, prior to Mr. Johnston's election to Barnwell's Board of Directors, Barnwell is obligated to pay Nearco, Inc. 2% of Kaupulehu Developments' gross receipts from the sale of real estate interests. In addition, Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments, in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco, Inc. 4% of Kaupulehu Developments' gross receipts from the sale of real estate interests. The fees represent compensation for promotion and marketing of Kaupulehu Developments' property and were determined based on the estimated fair value of such services. Barnwell believes the fees are fair and reasonable compensation for such services.

     Costs related to the land under development and costs related to development rights under option are capitalized and included in the Condensed Consolidated Balance Sheets under the caption, "Investment in land." Costs related to leasehold land under development and costs related to development rights under option were $6,480,000 and zero, respectively, at December 31, 2002.

4.   NOTE RECEIVABLE
     ---------------

     Nearco, Inc.'s note payable to Barnwell was due in full on December 31, 2002. Nearco, Inc. paid all interest due and payable at December 31, 2002 of $58,000 and repaid approximately $70,000 of principal on its note payable to Barnwell in January 2003 leaving an unpaid balance of approximately $1,311,000, which is outstanding as of the date of this filing. Under the terms of the note, the note is in default and the rate of interest has increased from 10% to 12% beginning January 1, 2003. Management believes that Nearco, Inc. will repay its note. Management estimates that the current value of Nearco, Inc.'s pledged interest in Kaupulehu Developments is significantly in excess of the combined value of its note to Barnwell and Nearco, Inc.'s $450,000 note to a third party to which Barnwell's note is subordinated.

5.   SEGMENT INFORMATION
     -------------------

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

                                              Three months ended December 31,
                                               -----------------------------
                                                  2002              2001
                                               -----------       -----------
Revenues:
  Oil and natural gas                          $ 3,820,000       $ 2,570,000
  Contract drilling                              1,010,000         1,180,000
  Land investment                                  720,000           120,000
  Other                                            273,000           107,000
                                               -----------       -----------
  Total before interest income                   5,823,000         3,977,000
  Interest income                                  157,000            33,000
                                               -----------       -----------
  Total revenues                               $ 5,980,000       $ 4,010,000
                                               ===========       ===========

Depreciation, depletion and amortization:
  Oil and natural gas                          $   811,000       $   886,000
  Contract drilling                                 34,000            29,000
  Other                                             40,000            53,000
                                               -----------       -----------
  Total                                        $   885,000       $   968,000
                                               ===========       ===========

Operating profit (before
    general and administrative expenses):
  Oil and natural gas                          $ 1,932,000       $   804,000
  Contract drilling                                190,000           317,000
  Land investment, net of minority interest        323,000             -
  Other                                            233,000            54,000
                                               -----------       -----------
  Total                                          2,678,000         1,175,000

  General and administrative expenses           (1,434,000)         (983,000)
  Interest expense                                 (80,000)          (60,000)
  Interest income                                  157,000            33,000
                                               -----------       -----------

    Earnings before income taxes               $ 1,321,000       $   165,000
                                               ===========       ===========

6.   INCOME TAXES
     ------------

     The components of the income tax provision for the three months ended December 31, 2002 and 2001 are as follows:

                                             Three months ended
                                                 December 31,
                                        -----------------------------
                                           2002               2001
                                        ----------         ----------
Current - U.S.                          $   66,000         $   18,000
Current - Foreign                          746,000            256,000
                                        ----------         ----------
Total - Current                            812,000            274,000
                                        ----------         ----------

Deferred - U.S.                           (320,000)          (275,000)
Deferred - Foreign                         (41,000)            16,000
                                        ----------         ----------
Total - Deferred                          (361,000)          (259,000)
                                        ----------         ----------
                                        $  451,000         $   15,000
                                        ==========         ==========

     The U.S. deferred tax benefit of $320,000 for the three months ended December 31, 2002 relates to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the current period's sale of development rights. Of the U.S. deferred tax benefit of $275,000 for the three months ended December 31, 2001, $376,000 relates to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the sale of development rights.

     In April 2002, the legislative assembly of the Province of Alberta passed a bill to reduce the province's corporate tax rate from 13.5% to 13.0%, effective April 1, 2002. The bill was enacted into law in December 2002. The reduction in the tax rate reduced Canadian deferred income taxes liabilities by approximately $75,000 in the three months ended December 31, 2002. There was no such reduction in the three months ended December 31, 2001.

7.   PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION
     ------------------------------------------------------

     On October 1, 2002, Barnwell adopted Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Barnwell's estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves. Adoption of SFAS No. 143 increased both net oil and natural gas properties and the asset retirement obligation by $1,110,000 on October 1, 2002. The liability is accreted at the end of each period through charges to oil and natural gas operating expense. If the obligation is settled for other than the carrying amount of the liability, Barnwell will recognize a gain or loss on settlement.

     Following the initial implementation of SFAS No. 143, the asset retirement obligation was increased during the three months ended December 31, 2002 by $51,000 to reflect obligations incurred on wells drilled in the current quarter and by $20,000 for accretion of the asset retirement obligation in the current quarter.

8.   RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Barnwell will adopt SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 is not expected to have a material effect on Barnwell's financial condition, results of operations or liquidity.

     In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on Barnwell's financial condition, results of operations or liquidity.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The required disclosures for interim financial statements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material effect on Barnwell's financial condition, results of operations or liquidity.

Item 2. Management's Discussion and Analysis or Plan of Operation
        ---------------------------------------------------------

FORWARD-LOOKING STATEMENTS
--------------------------

     This Form 10-QSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various forecasts, projections of Barnwell's future performance, statements of Barnwell's plans and objectives or other similar types of information. Although Barnwell believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. These forward-looking statements speak only as of the date of filing of this Form 10-QSB, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES
----------------------------

     In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," Barnwell identifies its most critical accounting principles upon which its financial reporting is based as the full cost method of accounting for oil and natural gas properties, the accounting for investment in land, and the percentage of completion method of accounting for contract drilling. These accounting policies are stated in the notes to the consolidated financial statements included in Barnwell's Form 10-KSB for the year ended September 30, 2002 and in relevant sections in this discussion and analysis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
--------------------------------------------------

     Please see Notes 4, 6, 8 and 10 of the "Notes to the Consolidated Financial Statements" in Barnwell's Form 10-KSB for the year ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flows provided by operations totaled $1,865,000 for the three months ended December 31, 2002, an increase of $3,603,000 as compared to $1,738,000 of cash flows used in operations for the same period in the prior year. This increase was due to higher operating profit generated by Barnwell's oil and natural gas segment, due to higher petroleum prices, and a lower amount of income taxes paid in the current period, as compared to the same period in the prior year. $2,913,000 of income taxes were paid in the three months ended December 31, 2001 (primarily related to income taxes for the year ended September 30, 2001), as compared to $384,000 for the three months ended December 31, 2002.

     On December 31, 2002, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments, Barnwell's 77.6% owned land development partnership, $2,125,000. Barnwell accounts for sales of development rights under option by use of the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold. Accordingly, in consolidation, $1,277,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying investment in land to zero. Additionally, sales of development rights were further reduced by approximately $128,000 of accrued fees related to the sale. The remaining $720,000 of sales proceeds is recorded in the Consolidated Statements of Operations as "Sale of development rights, net."

     At December 31, 2002, Barnwell had $3,694,000 in cash and cash equivalents, and approximately $1,800,000 of available credit under its credit facility with a Canadian bank.

     During the quarter ended December 31, 2002, Barnwell invested $1,875,000 in oil and natural gas properties in Canada, as compared to $1,404,000 during the prior year's first quarter.

     Barnwell participated in the drilling of seven gross natural gas wells (2.29 net wells) in Alberta, Canada, during the three months ended December 31, 2002. Four gross wells (1.52 net wells) were successfully completed and will be brought online, two gross wells (0.37 net wells) are currently being evaluated and one gross well (0.40 net) was unsuccessful. During the three months ended December 31, 2001, Barnwell participated in the drilling of three gross natural gas wells (1.35 net wells) in Alberta Canada. The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but 0.50 net well. The gross figure includes interests owned of record by Barnwell and in addition the portion owned by others.

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

RESULTS OF OPERATIONS
---------------------

Summary/General
---------------

     Net earnings increased $720,000 (480%) to $870,000 for the three months ended December 31, 2002, as compared to net earnings of $150,000 for the three months ended December 31, 2001. The increase is due primarily to higher average petroleum prices received in the current period, as compared to the same period in the prior year. In addition, land segment operating profit increased in the current year period, as compared to the same period on the prior year, as revenues from the sale of development rights exceeded associated costs in the current period, whereas revenues from the sale of development rights in the prior year period were fully offset by associated costs (after consideration of minority interest in earnings).

     If weather in North America or other factors bring about lower natural gas and/or oil prices or Barnwell is not successful in increasing its production of petroleum products or Barnwell does not have additional earnings from its land investment segment this year, management expects Barnwell to incur losses in the remaining quarters of fiscal 2003.

Oil and Natural Gas
-------------------

                                  SELECTED OPERATING STATISTICS
                         ----------------------------------------------
                                     Average Price Per Unit
                         ----------------------------------------------
                          Three months ended
                              December 31,                Increase
                         ---------------------        -----------------
                          2002           2001            $          %
                         ------         ------        -------      ----
Natural gas (MCF)**      $ 3.26         $ 1.96        $  1.30       66%
Oil (Bbls)*              $25.42         $15.52        $  9.90       64%
Liquids (Bbls)*          $20.80         $12.23        $  8.57       70%

                                        Net Production
                         ----------------------------------------------
                          Three months ended
                              December 31,                 Decrease
                         ---------------------        -----------------
                          2002          2001           Units        %
                         -------       -------        --------     ----
Natural gas (MCF)**      758,000       896,000        (138,000)    (15%)
Oil (Bbls)*               37,000        39,000           2,000)     (5%)
Liquids (Bbls)*           18,000        26,000          (8,000)    (31%)

      *Bbls = stock tank barrel equivalent to 42 U.S. gallons
      **MCF = 1,000 cubic feet

     Oil and natural gas revenues increased $1,250,000 (49%) for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001, due to 66%, 64% and 70% increases in natural gas, oil and natural gas liquids prices, respectively. The increase was partially offset by a 15% decline in net natural gas production, a 5% decline in net oil production and a 2,000 barrel decline in liquids production (see paragraph below for additional explanation of the liquids production decline) due to declines in production at certain of Barnwell's more mature properties and an increase in royalties due to higher prices.

     Additionally, due to a fire in early October 2002 at a Dunvegan gas plant, natural gas liquids were not stripped out of the natural gas resulting in an approximately 6,000 barrel decline in liquids net production for the current quarter. Barnwell did, however, receive a higher price for its natural gas than it would have if the liquids had been removed, thereby mitigating some of the impact of the liquids production decline. The damage to the gas plant was repaired and the plant resumed operations in late December 2002.

     Oil and natural gas operating expenses increased $197,000 (22%) for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001, due to an approximately $137,000 increase in well repair and maintenance costs (both on the surface and below that management deemed did not increase production life or reserves), and an approximately $58,000 increase in property taxes. Additionally, Barnwell's insurance and electricity costs have increased.

Contract Drilling
-----------------

     Contract drilling revenues and costs decreased $170,000 (14%) and $48,000 (6%), respectively, for the three months ended December 31, 2002, as compared to the same period in 2001, due to a decrease in water well drilling activity in the current year period, as compared to the three months ended December 31, 2001. Operating profit before general and administrative expenses decreased $127,000 (40%) for the three months ended December 31, 2002 due to lower contract margins in the current period, as compared to the three months ended December 31, 2001. Management believes that contract drilling revenues will decline in the last three quarters of this year and that contract margins will also decline.

Sale of Development Rights and Minority Interest in Earnings
------------------------------------------------------------

     On December 31, 2002 and 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on those dates and paid Kaupulehu Developments $2,125,000 on each date. Barnwell accounts for sales of development rights under option under the cost recovery method where no operating profit is recognized until cash received exceeds costs and estimated future costs associated with the development rights. In the three months ended December 31, 2001, $1,877,000 of the balance of investment in land was expensed as a result of this sale and reduced operating profit, after minority interest, to zero. However, in the three months ended December 31, 2002, the remaining balance of investment in land associated with development rights sold of $1,277,000 was reduced to zero; thus net revenues from the sale of development rights exceeded the amount of investment in land expensed and resulted in $280,000 of operating profit, after minority interest, on the transaction.

     Barnwell also recorded $320,000 and $376,000 of deferred income tax benefits in the quarter ended December 31, 2002 and 2001, respectively, related to the temporary difference created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes.

Gas Processing and Other
------------------------

     Gas processing and other income increased $290,000 (207%) for the three months ended December 31, 2002, as compared to the same period in 2001, principally due to the receipt by Kaupulehu Developments, Barnwell's 77.6% owned land development partnership, of $150,000 in income during the three months ended December 31, 2002. There was no such income in the three months ended December 31, 2001. Additionally, interest income for the three months ended December 31, 2002 increased due to $102,000 of interest on an income tax refund from the Canadian government relating to Barnwell's fiscal 1994 tax return. There was no such item in the three months ended December 31, 2001.

     Management expects that Barnwell's gas processing and other income will be lower in the subsequent three quarters of fiscal 2003, as compared to the first quarter of 2003.

General and Administrative Expenses
-----------------------------------

     General and administrative expenses increased $451,000 (46%) for the three months ended December 31, 2002, as compared to the same period in 2001, due primarily to costs applicable to ongoing negotiations related to Kaupulehu Developments' leasehold land with interested parties. Such costs, totaling approximately $210,000, consisted of legal, consulting, travel and other costs related to the negotiations. The increase was also attributable to the cost of legal services of approximately $60,000 (to comply with the Sarbanes-Oxley Act of 2002, amend the Audit Committee Charter and restate the Barnwell Industries, Inc. Employees' Pension Plan to comply with Internal Revenue Service rulings), increased pension and personnel costs of approximately $84,000, and general inflationary increases.

Interest Expense
----------------

     Interest expense increased $20,000 (33%) for the three months ended December 31, 2002, as compared to the three months ended December 31, 2001, due to higher average loan balances and a decrease in capitalized interest as a result of lower average interest rates, partially offset by lower average interest rates.

Income Taxes
------------

     The U.S. deferred tax benefit of $320,000 for the three months ended December 31, 2002 relates to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the current period's sale of development rights.

     In April 2002, the legislative assembly of the Province of Alberta passed a bill to reduce the province's corporate tax rate from 13.5% to 13.0%, effective April 1, 2002. The bill was enacted into law in December 2002. The reduction in the tax rate reduced Canadian deferred income taxes liabilities by approximately $75,000 in the three months ended December 31, 2002. There was no such reduction in the first quarter of the prior year.

     Of the U.S. deferred tax benefit of $275,000 for the three months ended December 31, 2001, $376,000 relates to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the sale of development rights in the quarter ended December 31, 2001.

Item 3.  Controls and Procedures
         -----------------------

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

PART II. OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K

         (a) Exhibits

               Exhibit No. 99.1 - Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

               None.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
-------------------------
(Registrant)



/s/ Russell M. Gifford
------------------------
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary

Date:  February 14, 2003

                                 CERTIFICATIONS

I, Russell M. Gifford, certify that:


1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Barnwell
     Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003


/s/ Russell M. Gifford
----------------------
Russell M. Gifford
Chief Financial Officer

I, Morton H. Kinzler, certify that:



1.   I  have  reviewed  this  quarterly   report  on  Form  10-QSB  of  Barnwell
     Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003

/s/ Morton H. Kinzler
---------------------
Morton H. Kinzler
Chief Executive Officer

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

The Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-QSB fairly presents, in all material respects, the consolidated financial condition as of December 31, 2002 and consolidated results of operations for the quarter ended December 31, 2002 of the Company and its subsidiaries.



Dated: February 14, 2003                    /s/ Morton H. Kinzler
------------------------                    ------------------------------
                                            Name: Morton H. Kinzler
                                            Title: Chief Executive Officer


Dated: February 14, 2003                    /s/ Russell M. Gifford
------------------------                    ------------------------------
                                            Name: Russell M. Gifford
                                            Title: Chief Financial Officer