Form 10QSB
period 2003-03-31
BARNWELL INDUSTRIES INC
filed 2003-05-15
CIK 10048

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-5103

BARNWELL INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	72-0496921 (I.R.S. Employer Identification No.)
1100 Alakea Street, Suite 2900, Honolulu, Hawaii (Address of principal executive offices)	96813 (Zip code)
(808) 531-8400 (Issuer's telephone number, including area code)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 13, 2003 there were 1,314,510 shares of common stock, par value $0.50, outstanding.

        Transitional Small Business Disclosure Format. Yes ☐    No ☒

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

INDEX

		Page
PART I.	FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets— March 31, 2003 and September 30, 2002 (Unaudited)	3
	Consolidated Statements of Operations— three and six months ended March 31, 2003 and 2002 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows— six months ended March 31, 2003 and 2002 (Unaudited)	5
	Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)— three months ended March 31, 2003 and 2002 (Unaudited)	6
	Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)— six months ended March 31, 2003 and 2002 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-13
Item 2.	Management's Discussion and Analysis or Plan of Operation	13-19
Item 3.	Controls and Procedures	19
PART II.	OTHER INFORMATION:
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits and reports on Form 8-K	19

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, see Note A below)

	March 31, 2003	September 30, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,886,000	$1,489,000
Accounts receivable, net	3,916,000	3,031,000
Note receivable	1,311,000	1,381,000
Other current assets	1,036,000	1,205,000

TOTAL CURRENT ASSETS	8,149,000	7,106,000
INVESTMENT IN LAND	6,508,000	7,740,000
NET PROPERTY AND EQUIPMENT	32,522,000	25,828,000

TOTAL ASSETS	$47,179,000	$40,674,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,174,000	$2,995,000
Accrued liabilities	4,764,000	3,367,000
Income taxes payable	1,188,000	—
Other current liabilities	929,000	841,000
Current portion of long-term debt	180,000	360,000

TOTAL CURRENT LIABILITIES	10,235,000	7,563,000

LONG-TERM DEBT	9,725,000	9,961,000

ASSET RETIREMENT OBLIGATION	1,314,000	—

DEFERRED INCOME TAXES	7,890,000	7,429,000

MINORITY INTEREST	880,000	800,000

STOCKHOLDERS' EQUITY:
Common stock, par value $0.50 per share: Authorized, 4,000,000 shares Issued, 1,642,797 shares	821,000	821,000
Additional paid-in capital	3,139,000	3,139,000
Retained earnings	20,868,000	19,698,000
Accumulated other comprehensive loss—foreign currency translation adjustments	(2,839,000)	(3,883,000)
Treasury stock, at cost, 328,287 shares	(4,854,000)	(4,854,000)

TOTAL STOCKHOLDERS' EQUITY	17,135,000	14,921,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$47,179,000	$40,674,000

Note A:	The condensed consolidated balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Revenues:
Oil and natural gas	$5,140,000	$2,530,000	$8,960,000	$5,100,000
Contract drilling	550,000	940,000	1,560,000	2,120,000
Sale of development rights, net	—	—	720,000	120,000
Gas processing and other	300,000	240,000	730,000	380,000

	5,990,000	3,710,000	11,970,000	7,720,000

Costs and expenses:
Oil and natural gas operating	920,000	856,000	1,997,000	1,736,000
Contract drilling operating	581,000	624,000	1,367,000	1,458,000
General and administrative	1,614,000	1,042,000	3,048,000	2,025,000
Depreciation, depletion and amortization	919,000	841,000	1,804,000	1,809,000
Interest expense	122,000	77,000	202,000	137,000
Minority interest in earnings (losses)	(42,000)	(1,000)	355,000	119,000

	4,114,000	3,439,000	8,773,000	7,284,000

Earnings before income taxes	1,876,000	271,000	3,197,000	436,000
Income tax provision	1,576,000	481,000	2,027,000	496,000

NET EARNINGS (LOSS)	$300,000	$(210,000)	$1,170,000	$(60,000)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.23	$(0.16)	$0.89	$(0.05)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.22	$(0.16)	$0.86	$(0.05)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$1,170,000	$(60,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	1,804,000	1,809,000
Minority interest in earnings	355,000	119,000
Accretion of asset retirement obligation	40,000	—
Deferred income taxes	(111,000)	(129,000)
Sale of development rights, net	(720,000)	(120,000)

	2,538,000	1,619,000
Increase (decrease) from changes in current assets and liabilities	950,000	(3,225,000)

Net cash provided by (used in) operating activities	3,488,000	(1,606,000)

Cash flows from investing activities:
Proceeds from sale of development rights, net	1,997,000	1,997,000
Proceeds from collection of note receivable	70,000	100,000
Decrease in other assets	—	6,000
Capital expenditures—oil and natural gas	(4,111,000)	(2,582,000)
Capital expenditures—other	(80,000)	(123,000)
Additions to investment in land	(45,000)	(554,000)

Net cash used in investing activities	(2,169,000)	(1,156,000)

Cash flows from financing activities:
Distribution to minority interest partners	(275,000)	(278,000)
Repayments of long-term debt	(630,000)	(190,000)
Long-term debt borrowings	—	2,678,000
Payment of dividends	—	(394,000)
Repayment of notes payable	—	(2,209,000)

Net cash used in financing activities	(905,000)	(393,000)

Effect of exchange rate changes on cash and cash equivalents	(17,000)	(33,000)

Net increase (decrease) in cash and cash equivalents	397,000	(3,188,000)
Cash and cash equivalents at beginning of period	1,489,000	5,154,000

Cash and cash equivalents at end of period	$1,886,000	$1,966,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$207,000	$115,000

Income taxes	$830,000	$2,901,000

Supplemental disclosure of non-cash investing and financing activities:

    For the six months ended March 31, 2003, net oil and natural gas properties increased $1,271,000 and the asset retirement obligation increased $1,314,000, including accretion of the asset retirement obligation of $40,000, as a result of adoption of Statement of Financial Accounting Standards No. 143 on October 1, 2002.

    In December 2001, approximately $71,000 of convertible debentures, including accrued interest, was converted to 3,558 shares of Barnwell's stock at $20 per share; these shares were issued from Barnwell's treasury stock.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Three months ended March 31, 2003 and 2002
(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balances at December 31, 2001	$821,000	$3,139,000		$19,808,000	$(3,914,000)	$(4,854,000)	$15,000,000
Comprehensive loss:
Net loss	—	—	$(210,000)	(210,000)	—	—	(210,000)
Other comprehensive loss, net of income taxes—foreign currency translation adjustments	—	—	(16,000)	—	(16,000)	—	(16,000)

Total comprehensive loss	—	—	$(226,000)	—	—	—	—

Balances at March 31, 2002	$821,000	$3,139,000		$19,598,000	$(3,930,000)	$(4,854,000)	$14,774,000

Balances at December 31, 2002	$821,000	$3,139,000		$20,568,000	$(3,843,000)	$(4,854,000)	$15,831,000
Comprehensive income:
Net earnings	—	—	$300,000	300,000	—	—	300,000
Other comprehensive income, net of income taxes—foreign currency translation adjustments	—	—	1,004,000	—	1,004,000	—	1,004,000

Total comprehensive income	—	—	$1,304,000	—	—	—	—

Balances at March 31, 2003	$821,000	$3,139,000		$20,868,000	$(2,839,000)	$(4,854,000)	$17,135,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
Six months ended March 31, 2003 and 2002
(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balances at September 30, 2001	$821,000	$3,105,000		$19,855,000	$(3,797,000)	$(4,891,000)	$15,093,000
Conversion of debentures to common stock at $20.00 per share	—	34,000	—	—	—	37,000	71,000
Dividends declared ($0.15 per share)	—	—	—	(197,000)	—	—	(197,000)
Comprehensive loss:
Net loss	—	—	$(60,000)	(60,000)	—	—	(60,000)
Other comprehensive loss, net of income taxes—foreign currency translation adjustments	—	—	(133,000)	—	(133,000)	—	(133,000)

Total comprehensive loss	—	—	$(193,000)	—	—	—	—

Balances at March 31, 2002	$821,000	$3,139,000		$19,598,000	$(3,930,000)	$(4,854,000)	$14,774,000

Balances at September 30, 2002	$821,000	$3,139,000		$19,698,000	$(3,883,000)	$(4,854,000)	$14,921,000
Comprehensive income:
Net earnings	—	—	$1,170,000	1,170,000		—	1,170,000
Other comprehensive income, net of income taxes—foreign currency translation adjustments	—	—	1,044,000	—	1,044,000	—	1,044,000

Total comprehensive income	—	—	$2,214,000	—	—	—	—

Balances at March 31, 2003	$821,000	$3,139,000		$20,868,000	$(2,839,000)	$(4,854,000)	$17,135,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The Condensed Consolidated Balance Sheet as of March 31, 2003, the Consolidated Statements of Operations for the three and six months ended March 31, 2003 and 2002, the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2003 and 2002, and the Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the three and six months ended March 31, 2003 and 2002 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as "Barnwell") and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 2002 has been derived from audited financial statements.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Barnwell's September 30, 2002 annual report on Form 10-KSB. The results of operations for the period ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

2.     EARNINGS PER COMMON SHARE

        Basic earnings per share ("EPS") excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding was 1,314,510 for both the three and six months ended March 31, 2003, and 1,314,510 and 1,313,317 for the three and six months ended March 31, 2002, respectively.

        Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares. The weighted-average number of common and potentially dilutive common shares outstanding were 1,366,528 and 1,362,869 for the three and six months ended March 31, 2003, respectively, and 1,314,510 and 1,313,317 for the three and six months ended March 31, 2002, respectively.

        Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and six months ended March 31, 2003 are as follows (there were no reconciling items for the three and six months ended March 31, 2002):

	Three months ended March 31, 2003
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$300,000	1,314,510	$0.23

Effect of dilutive securities—common stock options	—	52,018

Diluted earnings per share	$300,000	1,366,528	$0.22

	Six months ended March 31, 2003
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$1,170,000	1,314,510	$0.89

Effect of dilutive securities—common stock options	—	48,359

Diluted earnings per share	$1,170,000	1,362,869	$0.86

        Assumed conversion of convertible debentures to 9,000 shares of common stock were excluded from the computation of diluted EPS for the three and six months ended March 31, 2003 because their effect would be antidilutive.

        Assumed conversion of common stock options and convertible debentures to 146,000 and 27,000 shares of common stock, respectively, at March 31, 2002 were excluded from the computation of diluted EPS for the three and six months ended March 31, 2002 because their effect would be antidilutive.

3.     INVESTMENT IN LAND

        Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

        The leasehold land interests held by Kaupulehu Developments are for approximately 870 acres of land zoned for resort/residential development and approximately 1,000 acres of land zoned conservation district. These approximately 1,870 acres are located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka'upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. Kaupulehu Developments is negotiating with an independent party interested in developing the approximately 870 acres of resort/residential leasehold acreage (of which approximately 186 acres were designated by the State Land Use Commission as preservation areas with no residential or golf course development) and continues to negotiate a revised development agreement and residential fee simple purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

        The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan. On December 31, 2002, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000, reducing the amount of acreage under option to approximately 110 acres. Barnwell accounts for sales of development rights under option by use of the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold. Accordingly, in consolidation, $1,277,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying development rights recorded on the Condensed Consolidated Balance Sheets under the caption "Investment in land" to zero. Additionally, sales of development rights were further reduced by $128,000 of fees related to the sale. The remaining $720,000 of sales proceeds is recorded in the Consolidated Statements of Operations for the six months ended March 31, 2003 as "Sale of development rights, net." There were no sales of development rights in the three months ended March 31, 2003. The total amount of the remaining option proceeds, if fully exercised, was $21,250,000 at March 31, 2003, eight payments of $2,656,250 due on each December 31 of years 2003 to 2010. If any annual option payment is not made, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

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

        Costs related to the land under development and costs related to development rights under option are capitalized and included in the Condensed Consolidated Balance Sheets under the caption, "Investment in land." Costs related to leasehold land under development and costs related to development rights under option were $6,508,000 and zero, respectively, at March 31, 2003.

4.     NOTE RECEIVABLE

        Nearco, Inc.'s note payable to Barnwell was due in full on December 31, 2002. Nearco, Inc. paid all interest due and payable at December 31, 2002 of $58,000 and repaid approximately $70,000 of principal on its note payable to Barnwell in January 2003 leaving an unpaid principal balance of approximately $1,311,000, which is outstanding as of the date of this filing. Under the terms of the note, the note is in default and the rate of interest has increased from 10% to 12% beginning January 1, 2003. Barnwell is evaluating its potential remedies for collection. Nearco, Inc. has paid interest on the note through March 31, 2003. Management believes that Nearco, Inc. will repay its note and any interest due in full. Management estimates that the current value of Nearco, Inc.'s pledged interest in Kaupulehu Developments is significantly in excess of the combined value of its note to Barnwell and Nearco, Inc.'s $450,000 note to a third party to which Barnwell's note is subordinated.

5.     SEGMENT INFORMATION

        Barnwell operates three segments: exploring for, developing, producing and selling oil and natural gas (oil and natural gas); investing in leasehold land in Hawaii (land investment); and drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling). Barnwell's reportable segments are strategic business units that offer different products and services. They are managed separately as each segment requires different operational methods, operational assets and marketing strategies.

        Barnwell does not allocate general and administrative expenses, interest expense, interest income or income taxes to segments, and there are no transactions between segments that affect segment profit or loss.

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Revenues:
Oil and natural gas	$5,140,000	$2,530,000	$8,960,000	$5,100,000
Contract drilling	550,000	940,000	1,560,000	2,120,000
Land investment	—	—	720,000	120,000
Other	247,000	203,000	520,000	310,000

Total before interest income	5,937,000	3,673,000	11,760,000	7,650,000
Interest income	53,000	37,000	210,000	70,000

Total revenues	$5,990,000	$3,710,000	$11,970,000	$7,720,000

Depreciation, depletion and amortization:
Oil and natural gas	$843,000	$761,000	$1,654,000	$1,647,000
Contract drilling	28,000	30,000	62,000	59,000
Other	48,000	50,000	88,000	103,000

Total	$919,000	$841,000	$1,804,000	$1,809,000

Operating profit (loss), before general and administrative expenses:
Oil and natural gas	$3,377,000	$913,000	$5,309,000	$1,717,000
Contract drilling	(59,000)	286,000	131,000	603,000
Land investment, net of minority interest	42,000	1,000	365,000	1,000
Other	199,000	153,000	432,000	207,000

Total	3,559,000	1,353,000	6,237,000	2,528,000
General and administrative expenses	(1,614,000)	(1,042,000)	(3,048,000)	(2,025,000)
Interest expense	(122,000)	(77,000)	(202,000)	(137,000)
Interest income	53,000	37,000	210,000	70,000

Earnings before income taxes	$1,876,000	$271,000	$3,197,000	$436,000

6.     INCOME TAXES

        The components of the provision for income taxes for the three and six months ended March 31, 2003 and 2002 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Current—U.S.	$10,000	$—	$76,000	$18,000
Current—Foreign	1,316,000	351,000	2,062,000	607,000

Total—Current	1,326,000	351,000	2,138,000	625,000

Deferred—U.S.	80,000	130,000	(240,000)	(145,000)
Deferred—Foreign	170,000	—	129,000	16,000

Total—Deferred	250,000	130,000	(111,000)	(129,000)

	$1,576,000	$481,000	$2,027,000	$496,000

        Included in the provisions for deferred income taxes for the six months ended March 31, 2003 and 2002 are U.S. deferred tax benefits of $320,000 and $376,000, respectively, related to the sale of land development rights in December 2002 and 2001, respectively. The sales of land development rights created temporary differences due to the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes. There were no such deferred tax benefits in the three months ended March 31, 2003 and 2002.

        In April 2002, the legislative assembly of the Province of Alberta passed a bill to reduce the province's corporate tax rate from 13.5% to 13.0%, effective April 1, 2002. The bill was enacted into law in December 2002. The reduction in the tax rate reduced Canadian deferred income taxes liabilities by approximately $75,000 in the three months ended December 31, 2002 and six months ended March 31, 2003. There was no such reduction in the three months ended March 31, 2003 or in the three and six months ended March 31, 2002.

        The provision for income taxes did not bear a normal relationship to earnings before income taxes because Canadian taxes were payable on Canadian operations and losses from U.S. operations provide no foreign tax benefits.

7.     PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

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

        Following the initial implementation of SFAS No. 143, the asset retirement obligation was increased during the six months ended March 31, 2003 by $74,000 to reflect obligations incurred on new wells drilled, by $40,000 for accretion of the asset retirement obligation, and by $90,000 for changes in foreign currency translation rates.

8.     STOCK-BASED COMPENSATION

        Barnwell applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for stock-based compensation and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for stock options granted since October 1, 1995 been determined based on the fair value method of measuring stock-based compensation provisions of Statement of Financial Accounting Standards No. 123, Barnwell's net earnings (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Three months ended March 31,		Six months ended March 31,
	2003	2002	2003	2002
Net earnings (loss), as reported	$300,000	$(210,000)	$1,170,000	$(60,000)
Less stock-based employee compensation expense determined under the fair value based method, net of related income taxes	(12,000)	(24,000)	(22,000)	(48,000)

Pro-forma net earnings (loss)	$288,000	$(234,000)	$1,148,000	$(108,000)

Basic Earnings (Loss) Per Share:
As reported	$0.23	$(0.16)	$0.89	$(0.05)

Pro forma	$0.22	$(0.18)	$0.87	$(0.08)

Diluted Earnings (Loss) Per Share:
As reported	$0.22	$(0.16)	$0.86	$(0.05)

Pro forma	$0.21	$(0.18)	$0.84	$(0.08)

9.     RECENT ACCOUNTING PRONOUNCEMENTS

        In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on Barnwell's financial condition, results of operations or liquidity.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities ("VIE") as defined. FIN No. 46 applies immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in VIEs obtained after January 31, 2003. For a variable interest in a VIE acquired before February 1, 2003, FIN No. 46 is to be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of FIN No. 46 did not have a material effect on Barnwell's financial condition, results of operations or liquidity.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The required disclosures for interim financial statements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on Barnwell's financial condition, results of operations or liquidity.

Item 2. Management's Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

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

CRITICAL ACCOUNTING POLICIES

        In response to the Securities and Exchange Commission's Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," Barnwell identifies its most critical accounting principles upon which its financial reporting is based as the full cost method of accounting for oil and natural gas properties, the accounting for investment in land, the percentage of completion method of accounting for contract drilling and valuation of receivables. These accounting policies are stated in the notes to the consolidated financial statements included in Barnwell's annual report on Form 10-KSB for the year ended September 30, 2002 and in relevant sections in this discussion and analysis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

        Please see Notes 4, 6, 8 and 10 of the "Notes to the Consolidated Financial Statements" in Barnwell's annual report on Form 10-KSB for the year ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flows provided by operations totaled $3,488,000 for the six months ended March 31, 2003, an increase of $5,094,000 as compared to $1,606,000 of cash flows used in operations for the same period in the prior year. This increase was primarily due to higher operating profit generated by Barnwell's oil and natural gas segment as a result of higher petroleum prices, and a decrease in income taxes paid in the current period, as compared to the same period in the prior year. Income taxes of $2,901,000 were paid in the six months ended March 31, 2002 (primarily related to income taxes for the year ended September 30, 2001, which were paid, when due, in the first quarter of fiscal 2002), as compared to $830,000 for the six months ended March 31, 2003.

        On December 31, 2002, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments, Barnwell's 77.6% owned land development partnership, $2,125,000. Barnwell accounts for sales of development rights under option by use of the cost recovery method. Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold. Accordingly, in consolidation, $1,277,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying investment in land to zero. Additionally, sales of development rights were further reduced by approximately $128,000 of fees related to the sale. The remaining $720,000 of sales proceeds is recorded in the Consolidated Statements of Operations for the six months ended March 31, 2003 as "Sale of development rights, net." There were no sales of development rights in the three months ended March 31, 2003.

        At March 31, 2003, Barnwell had $1,886,000 in cash and cash equivalents, and approximately $3,000,000 of available credit under its credit facility with its principal bank.

        Barnwell invested cash of $2,236,000 and $4,111,000 in oil and natural gas properties during the three and six months ended March 31, 2003, respectively, as compared to cash of $1,178,000 and $2,582,000 for the three and six months ended March 31, 2002, respectively. Additionally, for the three and six months ended March 31, 2003, Barnwell committed to an additional $900,000 in oil and natural gas capital expenditures.

        The following table sets forth the gross and net number of exploratory ("Exp.") and development ("Dev.") wells drilled for the three and six months ended March 31, 2003 and 2002 in which Barnwell participated:

Three months ended March 31,

	Productive Oil Wells		Productive Gas Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2003
Gross*	—	5.00	3.00	3.00	2.00	1.00	5.00	9.00
Net*	—	1.52	0.60	0.96	0.46	0.35	1.06	2.83
2002
Gross*	1.00	2.00	—	2.00	1.00	—	2.00	4.00
Net*	0.25	0.82	—	0.63	0.55	—	0.80	1.45

Six months ended March 31,

	Productive Oil Wells		Productive Gas Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2003
Gross*	—	5.00	3.00	9.00	3.00	1.00	6.00	15.00
Net*	—	1.52	0.60	2.79	0.86	0.35	1.46	4.66
2002
Gross*	1.00	2.00	—	5.00	1.00	—	2.00	7.00
Net*	0.25	0.82	—	1.98	0.55	—	0.80	2.80

*
The term "Gross" refers to the total number of wells in which Barnwell owns an interest, and "Net" refers to Barnwell's aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but 0.50 net well. The gross figure includes interests owned of record by Barnwell and in addition the portion owned by others.

        Fifteen of the 21 wells Barnwell participated in drilling during the six months ended March 31, 2003 were on prospects developed by Barnwell. In last year's first six months, 7 of the 9 wells Barnwell participated in drilling were on prospects developed by Barnwell.

        Barnwell believes its current cash balances, future cash flows from operations, land segment sales, collection of receivables, and available credit will be sufficient to fund its estimated capital expenditures, make the $180,000 of scheduled repayments on its debentures in fiscal 2003, and meet the repayment schedule on its Royal Bank of Canada facility, should Barnwell or the Royal Bank of Canada elect to convert the facility to a term loan. However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, current working capital balances and cash flows generated by operations may not be sufficient to fund Barnwell's current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures. Additionally, if Barnwell's credit facility with a Canadian bank is reduced below the current level of borrowings under the facility after the 2003 review, expected to be completed in fiscal 2003, Barnwell may be required to reduce expenditures or seek alternative sources of financing to make any required payments under the facility.

RESULTS OF OPERATIONS

Summary/General

        For the three and six months ended March 31, 2003, Barnwell reported net earnings of $300,000 and $1,170,000, respectively, as compared to net losses of $210,000 and $60,000 for the same periods in the prior fiscal year. The increase is largely attributable to significant increases in petroleum prices. In addition, land segment operating profit increased in the six months ended March 31, 2003, as compared to the same period in the prior year, as revenues from the sale of development rights (accounted for under the cost recovery method) exceeded associated costs in the current year period, whereas revenues from the sale of development rights in the prior year period were fully offset by associated costs (after consideration of minority interest in earnings).

        If weather in North America or other factors bring about lower natural gas and/or oil prices or Barnwell is not successful in increasing its production of petroleum products or Barnwell does not have additional earnings from its land investment segment this year, Barnwell may incur losses in the remaining quarters of fiscal 2003.

        The following tables set forth Barnwell's net production and average price per unit of production for the three and six months ended March 31, 2003 as compared to the three and six months ended March 31, 2002. Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

Oil and Natural Gas

SELECTED OPERATING STATISTICS

	Average Prices
	Three months ended March 31,		Increase
	2003	2002	$	%
Oil (Bbls)*	$30.94	$19.22	$11.72	61%
Liquids (Bbls)*	$23.41	$9.05	$14.36	159%
Gas (MCF)**	$5.08	$2.00	$3.08	154%
	Average Prices
	Six months ended March 31,		Increase
	2003	2002	$	%
Oil (Bbls)*	$28.03	$17.38	$10.65	61%
Liquids (Bbls)*	$22.23	$10.80	$11.43	106%
Gas (MCF)**	$4.14	$1.98	$2.16	109%
	Net Sales Volumes
	Three months ended March 31,		Increase (Decrease)
	2003	2002	Units	%
Oil (Bbls)*	33,000	36,000	(3,000)	(8)%
Liquids (Bbls)*	22,000	21,000	1,000	5%
Gas (MCF)**	707,000	794,000	(87,000)	(11)%
	Net Sales Volumes
	Six months ended March 31,		Decrease
	2003	2002	Units	%
Oil (Bbls)*	70,000	72,000	(2,000)	(3)%
Liquids (Bbls)*	40,000	47,000	(7,000)	(15)%
Gas (MCF)**	1,465,000	1,690,000	(225,000)	(13)%

*
Bbls = stock tank barrel equivalent to 42 U.S. gallons

**
MCF = 1,000 cubic feet

        Oil and natural gas revenues increased $2,610,000 (103%) and $3,860,000 (76%) for the three and six months ended March 31, 2003, respectively, as compared to the same periods the prior year, due to significant increases in natural gas, oil and natural gas liquids prices, partially offset by decreases in production due to declines at certain of Barnwell's more mature properties.

        Additionally, due to a fire in early October 2002 at a Dunvegan gas plant, natural gas liquids were not stripped out of the natural gas resulting in an approximately 6,000 barrel decline in liquids net production for the six months ended March 31, 2003. Barnwell did, however, receive a higher price for its natural gas than it would have if the liquids had been removed, thereby mitigating some of the impact of the liquids production decline. The damage to the gas plant was repaired and the plant resumed operations in late December 2002.

        Oil and natural gas operating expenses remained relatively unchanged (increased $64,000 or 7%) for the three months ended March 31, 2003, as compared to the same period in the prior year.

        Oil and natural gas operating expenses increased $261,000 (15%) for the six months ended March 31, 2003, as compared to the same period in the prior year, due primarily to an increase in well repair and maintenance costs (both on the surface and below that management deemed did not increase production life or reserves). Additionally, Barnwell's electricity costs, property taxes, and insurance costs have increased, and the current year period includes accretion of the asset retirement obligation due to implementation of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," on October 1, 2002.

Contract Drilling

        Contract drilling revenues decreased $390,000 (41%) and $560,000 (26%), respectively, for the three and six months ended March 31, 2003, and contract drilling costs decreased $43,000 (7%) and $91,000 (6%), respectively, for the three and six months ended March 31, 2003, as compared to the same periods in the prior year, due primarily to a decrease in water well drilling activity. Operating profit before general and administrative expenses decreased $345,000 (121%) and $472,000 (78%) for the three and six months ended March 31, 2003, respectively, as compared to the same periods in the prior year, due to the decreased activity and also due to lower contract margins resulting from higher competition for a decreased number of available contracts. Management believes that, based on its current contract backlog and current estimate of contracts to be put out for bid, contract drilling revenues and operating profit before general and administrative expenses will decline in the last half of this fiscal year, as compared to the first half of the current fiscal year.

Sale of Development Rights and Minority Interest in Earnings

        On December 31, 2002 and 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on those dates and paid Kaupulehu Developments $2,125,000 on each date. Barnwell accounts for sales of development rights under option under the cost recovery method where no operating profit is recognized until cash received exceeds costs and estimated future costs associated with the development rights. In the three months ended December 31, 2001, $1,877,000 of the balance of investment in land was expensed as a result of this sale and reduced operating profit, after minority interest, to zero. However, in the three months ended December 31, 2002, the remaining balance of investment in land associated with development rights sold of $1,277,000 was reduced to zero; thus net revenues from the sale of development rights exceeded the amount of investment in land expensed and resulted in $280,000 of operating profit, after minority interest, on the transaction. Barnwell also recorded $320,000 and $376,000 of deferred income tax benefits in the quarters ended December 31, 2002 and 2001, respectively, related to the temporary difference created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes.

        Barnwell did not receive any revenues from the sale of development rights in the three months ended March 31, 2003 or 2002 related to its interest in Kaupulehu Developments. The total amount of the remaining option proceeds, if fully exercised, was $21,250,000 at March 31, 2003, eight payments of $2,656,250 due on each December 31 of years 2003 to 2010. If any annual option payment is not made, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

        Kaupulehu Developments is negotiating with an independent party interested in developing the approximately 870 acres of resort/residential leasehold acreage (of which approximately 186 acres were designated by the State Land Use Commission as preservation areas with no residential or golf course development) and continues to negotiate a revised development agreement and residential fee simple purchase prices with the lessor. Management cannot predict the outcome of these negotiations.

Gas Processing and Other

        Gas processing and other income increased $60,000 (25%) and $350,000 (92%) for the three and six months ended March 31, 2003, respectively, as compared to the same periods in 2002, principally due to the receipt of $50,000 and $200,000 in income during the three and six months ended March 31, 2003, respectively, by Kaupulehu Developments, Barnwell's 77.6% owned land development partnership. There was no such income in the three and six months ended March 31, 2002. Additionally, interest income for the six months ended March 31, 2003 increased due to $102,000 of interest on an income tax refund from the Canadian government relating to Barnwell's fiscal 1994 tax return. There was no such item in the six months ended March 31, 2002.

General and Administrative Expenses

        General and administrative expenses increased $572,000 (55%) and $1,023,000 (51%) for the three and six months ended March 31, 2003, as compared to the same periods in 2002, due primarily to ongoing negotiations and other costs related to Kaupulehu Developments' leasehold land with interested parties. Such costs, totaling approximately $225,000 and $436,000 for the three and six months ended March 31, 2003, respectively, consisted of legal, consulting, travel and other costs. The increase was also attributable to i) the cost of legal services of approximately $24,000 and $72,000 (to comply with the Sarbanes-Oxley Act of 2002, amend the Audit Committee Charter and restate the Barnwell Industries, Inc. Employees' Pension Plan to comply with Internal Revenue Service rulings) for the three and six months ended March 31, 2003, respectively, ii) increased stock appreciation rights expense of $134,000 and $65,000 for the three and six months ended March 31, 2003, respectively, iii) increased personnel and oil and natural gas segment incentive plan costs of approximately $60,000 and $190,000 for the three and six months ended March 31, 2003, respectively, iv) increased audit, tax and pension plan professional services of approximately $64,000 and $73,000 for the three and six months ended March 31, 2003, respectively, and v) increases in other expenses and general inflationary increases.

Depletion, Depreciation and Amortization

        Depletion, depreciation and amortization increased $78,000 (9%) for the three months ended March 31, 2003, as compared to the same period in the prior year, due primarily to a 21% increase in the depletion rate, partially offset by a decrease in natural gas and oil production.

        Depletion, depreciation and amortization remained essentially unchanged (decreased $5,000) for the six months ended March 31, 2003, as compared to the same period in the prior year, due primarily to a decrease in production which was offset by a 17% increase in the depletion rate.

Interest Expense

        Interest expense increased $45,000 (58%) and $65,000 (47%) for the three and six months ended March 31, 2003, respectively, as compared to the same periods in fiscal 2002, due to higher average loan balances and decreased capitalized interest, partly offset by lower average interest rates. Development of Kaupulehu Developments' leasehold land interests in approximately 870 acres of land zoned for resort/residential development was substantially complete as of the end of December 2002. Accordingly, effective January 1, 2003, Barnwell no longer capitalizes interest on the accumulated development costs of the property.

Income Taxes

        Included in the provisions for deferred income taxes for the six months ended March 31, 2003 and 2002 are U.S. deferred tax benefits of $320,000 and $376,000, respectively, related to the sale of land development rights in December 2002 and 2001, respectively. The sales of land development rights created temporary differences due to the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes. There was no such deferred income tax benefit recorded in the three months ended March 31, 2003 and 2002.

        In April 2002, the legislative assembly of the Province of Alberta passed a bill to reduce the province's corporate tax rate from 13.5% to 13.0%, effective April 1, 2002. The bill was enacted into law in December 2002. The reduction in the tax rate reduced Canadian deferred income taxes liabilities by approximately $75,000 in the three months ended December 31, 2002 and six months ended March 31, 2003. There was no such reduction in the three months ended March 31, 2003 or three and six months ended March 31, 2002.

        The provision for income taxes did not bear a normal relationship to earnings before income taxes because Canadian taxes were payable on Canadian operations and losses from U.S. operations provide no foreign tax benefits.

Other Comprehensive Income

        Other comprehensive income for the three and six months ended March 31, 2003 was $1,004,000 and $1,044,000, respectively, due to an increase in the value of the Canadian dollar against the U.S. dollar. The Canadian dollar exchange rate increased approximately 7.6% and 8.0% during the three and six months ended March 31, 2003, respectively.

Item 3. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

  (a)
  The 2003 Annual Meeting of Stockholders of the registrant was held on March 3, 2003.

  (b)
  At the 2003 Annual Meeting the following were elected as directors:
Director	For	Abstain
Morton H. Kinzler	1,107,113	105,463
Alan D. Hunter	1,107,113	105,463
Erik Hazelhoff-Roelfzema	1,107,113	105,463
Daniel Jacobson	1,107,113	105,463
Martin Anderson	1,107,113	105,463
Murray C. Gardner	1,107,113	105,463
Alexander C. Kinzler	1,107,113	105,463
Terry Johnston	1,107,113	105,463
Russell M. Gifford	1,107,113	105,463

Item 6. Exhibits and reports on Form 8-K

  (a)
  Exhibits

  Exhibit No. 99.1—Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

  None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC. (Registrant)

/s/ RUSSELL M. GIFFORD Russell M. Gifford Executive Vice President and Chief Financial Officer

Date: May 13, 2003

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ RUSSELL M. GIFFORD Russell M. Gifford Chief Financial Officer

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ MORTON H. KINZLER Morton H. Kinzler Chief Executive Officer

QuickLinks

INDEX
  PART 1. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis or Plan of Operation
  Item 3. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and reports on Form 8-K