Form 10QSB
period 2003-06-30
BARNWELL INDUSTRIES INC
filed 2003-08-14
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-5103

BARNWELL INDUSTRIES, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Alakea Street, Suite 2900, Honolulu, Hawaii 96813
(Address of principal executive offices) (Zip code)

(808) 531-8400
(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒     No   ☐

As of August 8, 2003 there were 1,314,510 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format       Yes   ☐     No   ☒

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1.                            Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, see Note A below)

	June 30, 2003	September 30, 2002

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,035,000	$1,489,000
Accounts receivable, net	3,417,000	3,031,000
Note receivable	1,311,000	1,381,000
Other current assets	981,000	1,205,000
TOTAL CURRENT ASSETS	7,744,000	7,106,000

INVESTMENT IN LAND	6,508,000	7,740,000

NET PROPERTY AND EQUIPMENT	36,967,000	25,828,000

TOTAL ASSETS	$51,219,000	$40,674,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,163,000	$2,995,000
Accrued liabilities	5,362,000	3,367,000
Income taxes payable	2,086,000	—
Other current liabilities	880,000	841,000
Current portion, long-term debt	—	360,000
TOTAL CURRENT LIABILITIES	11,491,000	7,563,000

LONG-TERM DEBT	9,597,000	9,961,000

ASSET RETIREMENT OBLIGATION	1,470,000	—

DEFERRED INCOME TAXES	8,644,000	7,429,000

MINORITY INTEREST	855,000	800,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share:
Authorized, 4,000,000 shares; issued, 1,642,797 shares	821,000	821,000
Additional paid-in capital	3,139,000	3,139,000
Retained earnings	21,518,000	19,698,000
Accumulated other comprehensive loss - foreign currency translation adjustments	(1,462,000)	(3,883,000)
Treasury stock, at cost, 328,287 shares	(4,854,000)	(4,854,000)
TOTAL STOCKHOLDERS’ EQUITY	19,162,000	14,921,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,219,000	$40,674,000

Note A:            The condensed consolidated balance sheet at September 30, 2002 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Revenues:
Oil and natural gas	$5,470,000	$3,330,000	$14,430,000	$8,430,000
Contract drilling	260,000	420,000	1,820,000	2,540,000
Sale of development rights, net	—	—	720,000	120,000
Gas processing and other	410,000	240,000	1,140,000	620,000
	6,140,000	3,990,000	18,110,000	11,710,000
Costs and expenses:
Oil and natural gas operating	1,091,000	861,000	3,088,000	2,597,000
Contract drilling operating	274,000	606,000	1,641,000	2,064,000
General and administrative	1,490,000	1,047,000	4,538,000	3,072,000
Depreciation, depletion and amortization	1,259,000	919,000	3,063,000	2,728,000
Interest expense	125,000	63,000	327,000	200,000
Minority interest in (losses) earnings	(25,000)	(3,000)	330,000	116,000
	4,214,000	3,493,000	12,987,000	10,777,000

Earnings before income taxes	1,926,000	497,000	5,123,000	933,000

Income tax provision	1,276,000	717,000	3,303,000	1,213,000

NET EARNINGS (LOSS)	$650,000	$(220,000)	$1,820,000	$(280,000)

BASIC EARNINGS (LOSS) PER COMMON SHARE	$0.49	$(0.17)	$1.38	$(0.21)

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$0.47	$(0.17)	$1.33	$(0.21)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings (loss)	$1,820,000	$(280,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	3,063,000	2,728,000
Minority interest in earnings	330,000	116,000
Accretion of asset retirement obligation	64,000	—
Deferred income taxes	(35,000)	69,000
Sale of development rights, net	(720,000)	(120,000)
	4,522,000	2,513,000
Increase (decrease) from changes in current assets and liabilities	2,503,000	(3,131,000)
Net cash provided by (used in) operating activities	7,025,000	(618,000)

Cash flows from investing activities:
Proceeds from sale of development rights	1,997,000	1,997,000
Proceeds from collection of note receivable	70,000	100,000
Decrease in other assets	—	8,000
Capital expenditures – oil and natural gas	(6,982,000)	(3,335,000)
Capital expenditures – other	(113,000)	(147,000)
Additions to investment in land	(45,000)	(764,000)
Net cash used in investing activities	(5,073,000)	(2,141,000)

Cash flows from financing activities:
Distribution to minority interest partners	(275,000)	(278,000)
Repayments of long-term debt	(1,161,000)	(280,000)
Long-term debt borrowings	—	2,564,000
Payments of dividends	—	(394,000)
Repayment of notes payable	—	(2,209,000)
Net cash used in financing activities	(1,436,000)	(597,000)

Effect of exchange rate changes on cash and cash equivalents	30,000	(17,000)

Net increase (decrease) in cash and cash equivalents	546,000	(3,373,000)
Cash and cash equivalents at beginning of period	1,489,000	5,154,000
Cash and cash equivalents at end of period	$2,035,000	$1,781,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$347,000	$206,000
Income taxes	$1,258,000	$3,556,000

Supplemental disclosure of Non-cash Investing and Financing Activities:

For the nine months ended June 30, 2003, net oil and natural gas properties increased $1,399,000 and the asset retirement obligation increased $1,470,000, including accretion of the asset retirement obligation of $64,000, as a result of adoption of Statement of Financial Accounting Standards No. 143 on October 1, 2002.

In December 2001, approximately $71,000 of convertible debentures, including accrued interest, was converted to 3,558 shares of Barnwell’s stock at $20 per share; these shares were issued from Barnwell’s treasury stock.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended June 30, 2003 and 2002

(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balances at March 31, 2002	$821,000	$3,139,000		$19,598,000	$(3,930,000)	$(4,854,000)	$14,774,000

Comprehensive income:
Net loss			$(220,000)	(220,000)			(220,000)
Other comprehensive income, net of income taxes – foreign currency translation adjustments			575,000		575,000		575,000
Total comprehensive income			$355,000

Balances at June 30, 2002	$821,000	$3,139,000		$19,378,000	$(3,355,000)	$(4,854,000)	$15,129,000

Balances at March 31, 2003	$821,000	$3,139,000		$20,868,000	$(2,839,000)	$(4,854,000)	$17,135,000

Comprehensive income:
Net earnings			$650,000	650,000			650,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments			1,377,000		1,377,000		1,377,000
Total comprehensive income			$2,027,000

Balances at June 30, 2003	$821,000	$3,139,000		$21,518,000	$(1,462,000)	$(4,854,000)	$19,162,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Nine months ended June 30, 2003 and 2002

(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balances at September 30, 2001	$821,000	$3,105,000		$19,855,000	$(3,797,000)	$(4,891,000)	$15,093,000

Conversion of debentures to common stock at $20.00 per share		34,000				37,000	71,000

Dividends declared ($0.15 per share)				(197,000)			(197,000)

Comprehensive income:
Net loss			$(280,000)	(280,000)			(280,000)
Other comprehensive income, net of income taxes – foreign currency translation adjustments			442,000		442,000		442,000
Total comprehensive income			$162,000

Balances at June 30, 2002	$821,000	$3,139,000		$19,378,000	$(3,355,000)	$(4,854,000)	$15,129,000

Balances at September 30, 2002	$821,000	$3,139,000		$19,698,000	$(3,883,000)	$(4,854,000)	$14,921,000

Comprehensive income:
Net earnings			$1,820,000	1,820,000			1,820,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments			2,421,000		2,421,000		2,421,000
Total comprehensive income			$4,241,000

Balances at June 30, 2003	$821,000	$3,139,000		$21,518,000	$(1,462,000)	$(4,854,000)	$19,162,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of June 30, 2003, the Consolidated Statements of Operations for the three and nine months ended June 30, 2003 and 2002, the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2003 and 2002, and the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and nine months ended June 30, 2003 and 2002 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as “Barnwell”) and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2002 has been derived from audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in Barnwell’s September 30, 2002 annual report to stockholders.  The results of operations for the period ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

2.                                      EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding were 1,314,510 for the three and nine months ended June 30, 2003, and 1,314,510 and 1,313,715 for the three and nine months ended June 30, 2002, respectively.

Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares.  The weighted-average number of common and potentially dilutive common shares outstanding were 1,374,862 and 1,367,236 for the three and nine months ended June 30, 2003, respectively, and 1,314,510 and 1,313,715 for the three and nine months ended June 30, 2002, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and nine months ended June 30, 2003 are as follows (there were no reconciling items for the three and nine months ended June 30, 2002):

	Three months ended June 30, 2003
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$650,000	1,314,510	$0.49
Effect of dilutive securities - common stock options	—	60,352
Diluted earnings per share	$650,000	1,374,862	$0.47

	Nine months ended June 30, 2003
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$1,820,000	1,314,510	$1.38
Effect of dilutive securities - common stock options	—	52,726
Diluted earnings per share	$1,820,000	1,367,236	$1.33

Assumed conversion of convertible debentures to 4,500 shares of common stock was excluded from the computation of diluted EPS for the period that the debentures were outstanding during the three and nine months ended June 30, 2003 because the effect would be antidilutive.  The convertible debentures were repaid in full on June 30, 2003.

Assumed conversion of common stock options and convertible debentures to 143,000 and 22,500 shares of common stock, respectively, at June 30, 2002 were excluded from the computation of diluted EPS for the three and nine months ended June 30, 2002 because their effect would be antidilutive.

3.                                      INVESTMENT IN LAND

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

The leasehold land interests held by Kaupulehu Developments are for approximately 870 acres of land zoned for resort/residential development and approximately 1,000 acres of land zoned conservation district.  These approximately 1,870 acres are located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Kaupulehu Developments is negotiating with an independent party interested in developing the approximately 870 acres of resort/residential leasehold acreage (of which approximately 186 acres were designated by the State Land Use Commission as preservation areas with no residential or golf course development) and continues to negotiate a revised development agreement and residential fee simple purchase prices with the lessor.  Management cannot predict the outcome of these negotiations.

The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  On December 31, 2002, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,125,000, reducing the amount of acreage under option to approximately 110 acres.  Barnwell accounts for sales of development rights under option by use of the cost recovery method.  Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold.  Accordingly, in consolidation, $1,277,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying development rights recorded on the Condensed Consolidated Balance Sheets under the caption “Investment in land” to zero.  Additionally, sales of development rights were further reduced by $128,000 of fees related to the sale.  The remaining $720,000 of sales proceeds is recorded in the Consolidated Statements of Operations for the nine months ended June 30, 2003 as “Sale of development rights, net.”  There were no sales of development rights in the three months ended June 30, 2003.  The total amount of the remaining option proceeds, if fully exercised, was $21,250,000 at June 30, 2003, comprised of eight payments of $2,656,250 due on each December 31 of years 2003 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

The aforementioned $128,000 in fees ($89,000, net of minority interest) on the $2,125,000 development rights proceeds were paid in January 2003 to Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco, Inc. 2% of Kaupulehu Developments’ gross receipts from the sale of real estate interests.  In addition, Cambridge Hawaii Limited Partnership, a 49.9% owner of Kaupulehu Developments, in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco, Inc. 4% of Kaupulehu Developments’ gross receipts from the sale of real estate interests.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.  Barnwell believes the fees are fair and reasonable compensation for such services.

Fees were also paid to Nearco, Inc. for consulting services related to Kaupulehu Developments’ leasehold land.  For the three and nine months ended June 30, 2003, such fees totaled $57,000 and $161,000, respectively, and were included in general and administrative expenses.  For the three and nine months ended June 30, 2002, such fees totaled $14,000 and $46,000, respectively, and were capitalized and included in “Investment in land.”  Barnwell believes the fees are fair and reasonable compensation for such services.

Costs related to land under development and development rights under option are capitalized and included in the Condensed Consolidated Balance Sheets under the caption, “Investment in land.”  Costs related to leasehold land under development and costs related to development rights under option were $6,508,000 and zero, respectively, at June 30, 2003.

4.                                      NOTE RECEIVABLE

Nearco, Inc.’s note payable to Barnwell was due in full on December 31, 2002.  Nearco, Inc. paid all interest due and payable at December 31, 2002 of $58,000 and repaid approximately $70,000 of principal on its note payable to Barnwell in January 2003 leaving an unpaid principal balance of approximately $1,311,000, which is outstanding as of the date of this filing.  Under the terms of the note, the note is in default and the rate of interest has increased from 10% to 12% beginning January 1, 2003.  Barnwell is evaluating its potential remedies for collection.  Nearco, Inc. has paid interest on the note through June 30, 2003.  Management believes that Nearco, Inc. will repay its note and any interest due in full.  Management estimates that the current value of Nearco, Inc.’s pledged interest in Kaupulehu Developments is significantly in excess of the combined value of its note to Barnwell and Nearco, Inc.’s $450,000 note to a third party to which Barnwell’s note is subordinated.

5.                                      SEGMENT INFORMATION

Barnwell operates three segments: exploring for, developing, producing and selling oil and natural gas (oil and natural gas); investing in leasehold land in Hawaii (land investment); and drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling).  Barnwell’s reportable segments are strategic business units that offer different products and services.  They are managed separately as each segment requires different operational methods, operational assets and marketing strategies, and operate in different geographical locations.

Barnwell does not allocate general and administrative expenses, interest expense, interest income or income taxes to segments, and there are no transactions between segments that affect segment profit or loss.

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Revenues:
Oil and natural gas	$5,470,000	$3,330,000	$14,430,000	$8,430,000
Contract drilling	260,000	420,000	1,820,000	2,540,000
Land investment	150,000	—	1,070,000	120,000
Other	193,000	170,000	513,000	480,000
Total before interest income	6,073,000	3,920,000	17,833,000	11,570,000
Interest income	67,000	70,000	277,000	140,000
Total revenues	$6,140,000	$3,990,000	$18,110,000	$11,710,000

Depreciation, depletion and amortization:
Oil and natural gas	$1,179,000	$835,000	$2,833,000	$2,482,000
Contract drilling	34,000	30,000	96,000	89,000
Other	46,000	54,000	134,000	157,000
Total	$1,259,000	$919,000	$3,063,000	$2,728,000

Operating profit (loss) before general and administrative expenses:
Oil and natural gas	$3,200,000	$1,634,000	$8,509,000	$3,351,000
Contract drilling	(48,000)	(216,000)	83,000	387,000
Land investment, net of minority interest	117,000	3,000	552,000	4,000
Other	147,000	116,000	379,000	323,000
Total	3,416,000	1,537,000	9,523,000	4,065,000

General and administrative expenses, net of minority interest	(1,432,000)	(1,047,000)	(4,350,000)	(3,072,000)
Interest expense	(125,000)	(63,000)	(327,000)	(200,000)
Interest income	67,000	70,000	277,000	140,000
Earnings before income taxes	$1,926,000	$497,000	$5,123,000	$933,000

6.                                      INCOME TAXES

The components of the provision for income taxes for the three and nine months ended June 30, 2003 and 2002 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Current - U.S.	$29,000	$—	$105,000	$18,000
Current – Foreign	1,171,000	519,000	3,233,000	1,126,000
Total – Current	1,200,000	519,000	3,338,000	1,144,000

Deferred - U.S.	34,000	80,000	(206,000)	(65,000)
Deferred – Foreign	42,000	118,000	171,000	134,000
Total – Deferred	76,000	198,000	(35,000)	69,000
	$1,276,000	$717,000	$3,303,000	$1,213,000

Included in the provision for deferred income taxes for the nine months ended June 30, 2003 and 2002 is a U.S. deferred tax benefit of $320,000 and $376,000, respectively, related to the sale of land development rights in December 2002 and 2001, respectively.  The sales of land development rights created temporary differences due to the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes.  There were no deferred income tax benefits related to land sales in the three months ended June 30, 2003 or 2002.

In April 2002, the legislative assembly of the Province of Alberta passed a bill to reduce the province’s corporate tax rate from 13.5% to 13.0%, effective April 1, 2002.  The bill was enacted into law in December 2002.  The reduction in the tax rate reduced Canadian deferred income tax liabilities by approximately $75,000 in the nine months ended June 30, 2003.  There was no such reduction in the three months ended June 30, 2003 or in the three and nine months ended June 30, 2002.

The provision for income taxes did not bear a normal relationship to earnings before income taxes because Canadian taxes were payable on Canadian operations and losses from U.S. operations provide no foreign tax benefits.

7.                                      PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

On October 1, 2002, Barnwell adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  Adoption of SFAS No. 143 increased both net oil and natural gas properties and the asset retirement obligation by $1,110,000 on October 1, 2002.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.  If the obligation is settled for other than the carrying amount of the liability, Barnwell will recognize a gain or loss on settlement.

Following the initial implementation of SFAS No. 143, the asset retirement obligation was increased during the nine months ended June 30, 2003 by $89,000 to reflect obligations incurred on new wells drilled, by $64,000 for accretion of the asset retirement obligation, and by $207,000 for changes in foreign currency translation rates.

8.                                      STOCK-BASED COMPENSATION

Barnwell applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for stock-based compensation and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Had compensation cost for stock options granted since October 1, 1995 been determined based on the fair value method of measuring stock-based compensation provisions of Statement of Financial Accounting Standards No. 123, Barnwell’s net earnings (loss) and basic and diluted earnings (loss) per share would have been as follows:

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Net earnings (loss), as reported	$650,000	$(220,000)	$1,820,000	$(280,000)
Less stock-based employee compensation expense determined under the fair value based method, net of related income taxes	(12,000)	(26,000)	(33,000)	(74,000)
Pro-forma net earnings (loss)	$638,000	$(246,000)	$1,787,000	$(354,000)

Basic Earnings (Loss) Per Share:
As reported	$0.49	$(0.17)	$1.38	$(0.21)
Pro forma	$0.49	$(0.19)	$1.36	$(0.27)

Diluted Earnings (Loss) Per Share:
As reported	$0.47	$(0.17)	$1.33	$(0.21)
Pro forma	$0.46	$(0.19)	$1.31	$(0.27)

9.                                      RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FIN No. 45 did not have a material effect on Barnwell’s financial condition, results of operations or liquidity.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (“VIE”) as defined.  FIN No. 46 applies immediately to variable interests in VIEs created after January 31, 2003, and to variable interests in VIEs obtained after January 31, 2003.  For a variable interest in a VIE acquired before February 1, 2003, FIN No. 46 is to be applied no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003.  The application of FIN No. 46 did not have a material effect on Barnwell’s financial condition, results of operations or liquidity.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002.  The required disclosures for interim financial statements are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The adoption of SFAS No. 148 did not have a material effect on Barnwell’s financial condition, results of operations or liquidity.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.  The guidance is to be applied prospectively.  The adoption of SFAS No. 149 is not expected to have a material impact on Barnwell’s financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 is not expected to have a material impact on Barnwell’s financial condition, results of operations or liquidity.

Item 2.                           Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives or other similar types of information.  Although Barnwell believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.  Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.  The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” section of Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2002.  These forward-looking statements speak only as of the date of filing of this Form 10-QSB, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Barnwell identifies its most critical accounting principles upon which its financial reporting is based as the full cost method of accounting for oil and natural gas properties, the accounting for investment in land, the percentage of completion method of accounting for contract drilling, and valuation of receivables.  These accounting policies are stated in the notes to the consolidated financial statements included in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2002 and in relevant sections in this discussion and analysis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Please see Notes 4, 6, 8 and 10 of the “Notes to the Consolidated Financial Statements” in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2002.  During the three months ended June 30, 2003, Barnwell renegotiated its lease for office space in Calgary, Alberta, Canada and Honolulu, Hawaii; the Calgary lease has been extended through July 2014 (the lease was formerly to expire in July 2005) and the Honolulu lease has been extended through March 2009 (the lease was formerly to expire in March 2004).  Future annual minimum lease payments for these two new leases total as follows: fiscal 2004 - $335,000; fiscal 2005 to fiscal 2008 – $380,000 each year; and thereafter through fiscal 2014 – $1,550,000.  There have been no other significant changes in contractual obligations and commercial commitments from September 30, 2002 to June 30, 2003, other than those reported elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

Summary/General

For the three and nine months ended June 30, 2003, Barnwell reported net earnings of $650,000 and $1,820,000, respectively, as compared to net losses of $220,000 and $280,000 for the same periods in the prior fiscal year.  The increase is largely attributable to significant increases in petroleum prices.

In addition, land segment operating profit increased in the nine months ended June 30, 2003, as compared to the same period in the prior year, as revenues from the sale of development rights (accounted for under the cost recovery method) exceeded associated costs in the current year period, whereas revenues from the sale of development rights in the prior year period were fully offset by associated costs (after consideration of minority interest in earnings).

Oil and Natural Gas

The following tables set forth Barnwell’s average price per unit of production and net production for the three and nine months ended June 30, 2003 as compared to the three and nine months ended June 30, 2002.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

SELECTED OPERATING STATISTICS

	Average Prices
	Three months ended June 30,		Increase
	2003	2002	$	%
Oil (Bbls)*	$27.45	$24.66	$2.79	11%
Liquids (Bbls)*	$21.56	$14.12	$7.44	53%
Gas (MCF)**	$4.62	$2.44	$2.18	89%

	Nine months ended June 30,		Increase
	2003	2002	$	%
Oil (Bbls)*	$27.84	$19.89	$7.95	40%
Liquids (Bbls)*	$21.95	$11.98	$9.97	83%
Gas (MCF)**	$4.32	$2.13	$2.19	103%

	Net Sales Volumes
	Three months ended June 30,		Increase (Decrease)
	2003	2002	Units	%
Oil (Bbls)*	33,000	38,000	(5,000)	(13)%
Liquids (Bbls)*	27,000	26,000	1,000	4%
Gas (MCF)**	886,000	824,000	62,000	8%

	Nine months ended June 30,		Decrease
	2003	2002	Units	%
Oil (Bbls)*	103,000	110,000	(7,000)	(6)%
Liquids (Bbls)*	67,000	73,000	(6,000)	(8)%
Gas (MCF)**	2,351,000	2,514,000	(163,000)	(6)%

*Bbls = stock tank barrel equivalent to 42 U.S. gallons

**MCF = 1,000 cubic feet

Oil and natural gas revenues increased $2,140,000 (64%) for the three months ended June 30, 2003, as compared to the same period in the prior year, due to 89% and 53% increases in natural gas and natural gas liquids prices, respectively, and an 8% increase in natural gas production, partially offset by decreases in oil production due to natural declines at certain of Barnwell’s more mature properties.  Natural gas production increased due to new production from the development of new properties generated by Barnwell’s internal oil and natural gas exploration staff.

Oil and natural gas revenues increased $6,000,000 (71%) for the nine months ended June 30, 2003, as compared to the same period in the prior year, due primarily to 103%, 40% and 83% increases in natural gas, oil, and natural gas liquids prices, respectively.  The increase due to prices was partially offset by a decrease in production due to natural declines in production from some of Barnwell’s more mature properties, which were only partially offset by an increase in production from new wells.  In addition, natural gas liquids production decreased due to a fire in early October 2002 at a Dunvegan gas plant that prevented stripping of natural gas liquids from the natural gas, resulting in an approximately 6,000 barrel decline in liquids net production for the nine months ended June 30, 2003.  Barnwell did, however, receive a higher price for its natural gas than it would have if the liquids had been removed, thereby mitigating some of the impact of the liquids production decline.  The damage to the gas plant was repaired and the plant resumed operations in late December 2002.

Oil and natural gas operating expenses increased $230,000 (27%) and $491,000 (19%) for the three and nine months ended June 30, 2003, respectively, as compared to the same periods in the prior year, due to an increase in well repair and maintenance, electricity, fuel, insurance, and general maintenance costs.  The current year periods also include accretion of the asset retirement obligation of $24,000 and $64,000 for the three and nine months ended June 30, 2003, respectively, due to implementation of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” on October 1, 2002.

Contract Drilling

Contract drilling revenues decreased $160,000 (38%) and $720,000 (28%) for the three and nine months ended June 30, 2003, respectively, as compared to the same periods in the prior year, and contract drilling operating expenses decreased $332,000 (55%) and $423,000 (20%) for the three and nine months ended June 30, 2003, respectively, as compared to the same periods in the prior year, due to a general decrease in water well drilling and pump installation activity.

For the three months ended June 30, 2003, Barnwell’s contract drilling segment incurred an operating loss before general and administrative expenses of $48,000, as compared to a $216,000 operating loss before general and administrative expenses for the same period in the prior year. The improvement was due to the fact that drilling difficulties were encountered at a water well drilling site in the three months ended June 30, 2002; there were no such drilling difficulties encountered in the three months ended June 30, 2003.

For the nine months ended June 30, 2003, Barnwell’s contract drilling segment generated an operating profit before general and administrative expenses of $83,000, a $304,000 (79%) decrease from an operating profit before general and administrative expenses of $387,000 in the same period of the prior year, due to decreased water well drilling and pump installation activity and lower contract margins resulting from higher competition for a decreased number of available contracts. Management believes that, based on its current contract backlog and current estimate of contracts to be put out for bid, contract drilling revenues and operating profit before general and administrative expenses for the fourth quarter of fiscal 2003 will be lower than that of the fourth quarter of the prior year.

Sale of Development Rights and Minority Interest in Earnings (Loss)

On December 31, 2002 and 2001, Kaupulehu Makai Venture exercised the portion of its development rights option due on those dates and paid Kaupulehu Developments $2,125,000 on each date.  Barnwell accounts for sales of development rights under option under the cost recovery method where no operating profit is recognized until cash received exceeds costs and estimated future costs associated with the development rights.  In the nine months ended June 30, 2002, $1,877,000 of investment in land was expensed as a result of this option exercise, reducing operating profit, after minority interest, to zero.  In the nine months ended June 30, 2003, the remaining $1,277,000 balance of investment in land associated with development rights was reduced to zero and net revenues from the sale of development rights exceeded the amount of investment in land expensed and resulted in $280,000 of operating profit, after minority interest, as a result of the option exercise.

Barnwell did not receive any revenues from the sale of development rights in the three months ended June 30, 2003 or 2002 related to its interest in Kaupulehu Developments.  The total amount of the remaining option proceeds, if fully exercised, was $21,250,000 at June 30, 2003, comprised of eight payments of $2,656,250 due on each December 31 of years 2003 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

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

Gas Processing and Other

Gas processing and other income increased $170,000 (71%) and $520,000 (84%) for the three and nine months ended June 30, 2003, respectively, as compared to the same periods in 2002.  The increase was principally due to the receipt of $150,000 and $350,000 in income during the three and nine months ended June 30, 2003, respectively, by Kaupulehu Developments, Barnwell’s 77.6% owned land development partnership.  There was no such income in the three and nine months ended June 30, 2002.  Interest income for the nine months ended June 30, 2003 also increased due to $102,000 of interest on an income tax refund from the Canadian government relating to Barnwell’s fiscal 1994 tax return (there was no such item in the three months ended June 30, 2003 or three and nine months ended June 30, 2002) and a $56,000 increase in interest income on a note receivable (interest on the note began in February 2002, therefore there were only five months of interest earned in the nine months ended June 30, 2002, as compared to a full nine months of interest earned in the nine months ended June 30, 2003).

General and Administrative Expenses

General and administrative expenses increased $443,000 (42%) for the three months ended June 30, 2003, as compared to the same period in 2002, due primarily to ongoing negotiations with interested parties and other costs related to Kaupulehu Developments’ leasehold land.  Such costs, totaling approximately $206,000 for the three months ended June 30, 2003, consisted of legal, consulting, travel and other costs; in the prior year period these costs, totaling $159,000, were capitalized.  Development of Kaupulehu Developments’ leasehold land interests in approximately 870 acres of land zoned for resort/residential development was substantially complete as of the end of December 2002.  Accordingly, effective January 1, 2003, Barnwell no longer capitalizes Kaupulehu Developments’ expenditures.  The increase was also attributable to increased stock appreciation rights expense of $138,000 and $132,000 of increased oil and natural gas segment incentive plan costs for the three months ended June 30, 2003, as compared to the same period in 2002.  These increases were partially offset by a net $33,000 decrease in other general and administrative costs.

General and administrative expenses increased $1,466,000 (48%) for the nine months ended June 30, 2003, as compared to the same period in 2002, due primarily to ongoing negotiations with interested parties and other costs related to Kaupulehu Developments’ leasehold land.  Such costs, totaling approximately $625,000 for the nine months ended June 30, 2003, consisted of legal, consulting, travel and other costs; in the prior year period these costs, totaling $605,000, were capitalized.  Development of Kaupulehu Developments’ leasehold land interests in approximately 870 acres of land zoned for resort/residential development was substantially complete as of the end of December 2002.  Accordingly, effective January 1, 2003, Barnwell no longer capitalizes Kaupulehu Developments’ expenditures.  The increase was also attributable to increases in personnel and pension plan costs of $281,000, increased oil and natural gas segment incentive plan costs of $217,000, increased stock appreciation rights expense of $203,000, and increases in professional services of approximately $159,000 (primarily related to compliance with the Sarbanes-Oxley Act of 2002 and restatement of the Barnwell Industries, Inc. Employees’ Pension Plan to comply with Internal Revenue Service rulings) for the nine months ended June 30, 2003, as compared to the same period in 2002.  These increases were partially offset by a net $19,000 decrease in other general and administrative costs.

General and administrative expenses for the current periods include fees paid to Nearco, Inc., an entity controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments, for consulting services related to Kaupulehu Developments’ leasehold land.  For the three and nine months ended June 30, 2003, fees paid to Nearco, Inc. totaled $57,000 and $161,000, respectively.  For the three and nine months ended June 30, 2002, fees paid to Nearco, Inc. totaled $14,000 and $46,000, respectively, and were capitalized and included in “Investment in land.”  Barnwell believes the fees are fair and reasonable compensation for such services.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization increased $340,000 (37%) for the three months ended June 30, 2003, as compared to the same period in the prior year, due to a 25% increase in the depletion rate, a 3% increase in production (in MCF equivalents where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents), and a 9% increase in the exchange rate of the Canadian dollar to the U.S. dollar.  The higher depletion rate is the result of increased costs of finding and developing proven reserves in the current period, as compared to the same period in the prior year.

Depletion, depreciation and amortization increased $335,000 (12%) for the nine months ended June 30, 2003, as compared to the same period in the prior year, due to a 17% increase in the depletion rate and a 6% increase in the exchange rate of the Canadian dollar to the U.S. dollar, partially offset by a 7% decrease in production (in MCF equivalents where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents).  The higher depletion rate is the result of increased costs of finding and developing proven reserves in the current period, as compared to the same period in the prior year.

Interest Expense

Interest expense increased $62,000 (98%) and $127,000 (64%) for the three and nine months ended June 30, 2003, respectively, as compared to the same periods in fiscal 2002, due primarily to decreased capitalized interest.  Development of Kaupulehu Developments’ leasehold land interests in approximately 870 acres of land zoned for resort/residential development was substantially complete as of the end of December 2002.  Accordingly, effective January 1, 2003, Barnwell no longer capitalizes interest on the accumulated development costs of the property.  Interest expense also increased for the three and nine months ended June 30, 2003 due to approximately $20,000 of interest incurred on a reassessment of 1994 Canadian income taxes.

	Three months ended June 30,		Nine months ended June 30,
	2003	2002	2003	2002
Interest costs incurred	$125,000	$114,000	$372,000	$359,000
Less interest costs capitalized on investment in land	—	(51,000)	(45,000)	(159,000)
Interest expense	$125,000	$63,000	$327,000	$200,000

Income Taxes

Included in the provisions for deferred income taxes for the nine months ended June 30, 2003 and 2002 are U.S. deferred tax benefits of $320,000 and $376,000, respectively, related to the sale of land development rights in December 2002 and 2001, respectively.  The sales of land development rights created temporary differences due to the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes.  There were no deferred income tax benefits related to land sales in the three months ended June 30, 2003 and 2002.

In April 2002, the legislative assembly of the Province of Alberta passed a bill to reduce the province’s corporate tax rate from 13.5% to 13.0%, effective April 1, 2002.  The bill was enacted into law in December 2002.  The reduction in the tax rate reduced Canadian deferred income tax liabilities by approximately $75,000 in the nine months ended June 30, 2003.   There was no such reduction in the three months ended June 30, 2003 or three and nine months ended June 30, 2002.

The provision for income taxes did not bear a normal relationship to earnings before income taxes because Canadian taxes were payable on Canadian operations and losses from U.S. operations provide no foreign tax benefits.

Foreign Currency Fluctuations and Other Comprehensive Income

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The exchange rate of the Canadian dollar to the U.S. dollar increased approximately 9% and 18% during the three and nine months ended June 30, 2003, respectively.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have increased.  Other comprehensive income due to foreign currency translation adjustments for the three and nine months ended June 30, 2003 was $1,377,000 and $2,421,000, respectively.

Foreign currency transaction gains and losses were not material in the three and nine months ended June 30, 2003 and 2002.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations totaled $7,025,000 for the nine months ended June 30, 2003, a $7,643,000 increase from cash flows used in operations of $618,000 for the same period in fiscal 2002.  This increase was primarily due to higher operating profit generated by Barnwell’s oil and natural gas segment as a result of higher petroleum prices, and a decrease in income taxes paid in the current period, as compared to the same period in the prior year.  Income taxes of $3,556,000 were paid in the nine months ended June 30, 2002 (primarily related to Canadian income taxes for the year ended September 30, 2001, which were paid, when due, in the first quarter of fiscal 2002), as compared to $1,258,000 for the nine months ended June 30, 2003.

At June 30, 2003, Barnwell had a deficit in working capital of $3,747,000, primarily due to the recordation of $2,400,000 and $2,086,000 in current liabilities for capital expenditures and Canadian income taxes payable, respectively, which are expected to be funded by cash flows generated from future operations and long-term debt borrowings.  At June 30, 2003, Barnwell had $2,035,000 in cash and cash equivalents, and approximately $4,500,000 of available credit under its credit facility with its principal bank, which has been renewed through April 2004 with no changes in terms.

On December 31, 2002, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments, Barnwell’s 77.6% owned land development partnership, $2,125,000.  Barnwell accounts for sales of development rights under option by use of the cost recovery method.  Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold.  Accordingly, in consolidation, $1,277,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying investment in land to zero.  Additionally, sales of development rights were further reduced by approximately $128,000 of fees related to the sale.  The remaining $720,000 of sales proceeds is recorded in the Consolidated Statements of Operations for the

nine months ended June 30, 2003 as “Sale of development rights, net.”  There were no sales of development rights in the three months ended June 30, 2003.

Barnwell invested $2,871,000 and $6,982,000 in oil and natural gas properties during the three and nine months ended June 30, 2003, respectively, as compared to $753,000 and $3,335,000 for the three and nine months ended June 30, 2002, respectively.  Additionally, for the nine months ended June 30, 2003, Barnwell’s accrual for capital expenditure commitments increased $891,000 due to increased drilling activity.  The major areas of investments and commitments in the nine months ended June 30, 2003 were in the Leduc, Bonanza, Dunvegan, Progress, Pouce Coupe, and Bashaw areas.  In the Leduc, Bonanza and Bashaw areas, Barnwell drilled successful wells that have been tied in and commenced production during the three months ended June 30, 2003.  In the Dunvegan area, Barnwell has committed to the drilling of 12 gross development wells (one net development well) as part of the operator’s objective of increasing production from the area.  Of the $7,873,000 total oil and natural gas properties investments and commitments for the nine months ended June 30, 2003, $1,336,000 was for acquisition of leases, $595,000 was for geological and geophysical costs, $3,602,000 was for intangible drilling costs, $2,249,000 was for well equipment, and $91,000 was for other property and equipment.

Barnwell participated in the drilling of three gross (0.52 net) productive gas wells and one gross (0.14 net) unsuccessful well during the three months ended June 30, 2003.  Barnwell did not participate in the drilling of any wells in the three months ended June 30, 2002.

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the nine months ended June 30, 2003 and 2002 in which Barnwell participated:

Nine months ended June 30,

	Productive Oil Wells		Productive Gas Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2003
Gross*	—	5.00	5.00	10.00	3.00	2.00	8.00	17.00
Net*	—	1.52	1.00	2.91	0.86	0.49	1.86	4.92

2002
Gross*	1.00	2.00	—	4.00	1.00	1.00	2.00	7.00
Net*	0.25	0.82	—	1.63	0.55	0.35	0.80	2.80

*                 The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.50 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Sixteen of the 25 wells Barnwell participated in drilling during the nine months ended June 30, 2003 were on prospects developed by Barnwell.  In last year’s first nine months, seven of the nine wells Barnwell participated in drilling were on prospects developed by Barnwell.

On June 30, 2003, Barnwell repaid the $90,000 remaining balance on its convertible debentures along with accrued interest through June 30, 2003.  Accordingly, Barnwell’s only long-term debt at June 30, 2003 is its borrowing under its Royal Bank of Canada credit facility.  The facility has been renewed through April 2004 with no changes in terms.

Barnwell believes its current cash balances, future cash flows from operations, land segment sales, collection of receivables, and available credit will be sufficient to fund its estimated capital expenditures, and meet the repayment schedule on its Royal Bank of Canada facility, should Barnwell or the Royal Bank of Canada elect to convert the facility to a term loan.  However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, current working capital balances and cash flows generated by operations may not be sufficient to fund Barnwell’s current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.  Additionally, if Barnwell’s credit facility with a Canadian bank is reduced below the current level of borrowings under the facility after the fiscal 2004 review, Barnwell may be required to reduce expenditures or seek alternative sources of financing to make any required payments under the facility.

Item 3.             Controls and Procedures

As of June 30, 2003, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in Barnwell’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.                                                OTHER INFORMATION

Item 6.             Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit No. 31.1 – Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit No. 31.2 – Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit No. 32 – Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

One Form 8-K was filed during the three months ended June 30, 2003.  On May 14, 2003 Barnwell filed a Form 8-K to report the issuance of a press release on May 14, 2003 regarding the announcement of its financial results for the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President, Chief Financial Officer and Treasurer

Date: August 12, 2003