Form 10QSB
period 2003-12-31
BARNWELL INDUSTRIES INC
filed 2004-02-17
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

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

Yes     ☒     No     ☐

As of February 13, 2004 there were 1,319,510 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format        Yes   ☐     No   ☒

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, see Note A below)

	December 31, 2003	September 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,638,000	$1,648,000
Accounts receivable, net	3,775,000	2,866,000
Option payment receivable	2,656,000	—
Note receivable	1,311,000	1,311,000
Other current assets	1,333,000	1,056,000
TOTAL CURRENT ASSETS	10,713,000	6,881,000

INVESTMENT IN LAND	6,508,000	6,508,000

NET PROPERTY AND EQUIPMENT	43,419,000	38,948,000
TOTAL ASSETS	$60,640,000	$52,337,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,547,000	$3,357,000
Accrued liabilities	7,001,000	6,082,000
Dividends payable	263,000	—
Income taxes payable	—	442,000
Other current liabilities	282,000	637,000
Current portion of long-term debt	35,000	—
TOTAL CURRENT LIABILITIES	11,128,000	10,518,000
LONG-TERM DEBT	14,940,000	10,477,000
ASSET RETIREMENT OBLIGATION	1,531,000	1,432,000
DEFERRED INCOME TAXES	8,601,000	9,443,000
MINORITY INTEREST	1,351,000	834,000
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 a share:
Authorized, 4,000,000 shares; issued, 1,642,797 shares	821,000	821,000
Additional paid-in capital	3,139,000	3,139,000
Retained earnings	24,665,000	22,018,000
Accumulated other comprehensive loss - foreign currency translation adjustments	(682,000)	(1,491,000)
Treasury stock, at cost, 328,287 shares	(4,854,000)	(4,854,000)
TOTAL STOCKHOLDERS’ EQUITY	23,089,000	19,633,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,640,000	$52,337,000

Note A:                              The condensed consolidated balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2003	2002
Revenues:
Oil and natural gas	$5,040,000	$3,820,000
Sale of development rights, net	2,497,000	720,000
Contract drilling	300,000	1,010,000
Gas processing and other	373,000	430,000

	8,210,000	5,980,000

Costs and expenses:
Oil and natural gas operating	1,322,000	1,077,000
Contract drilling operating	335,000	786,000
General and administrative	1,996,000	1,434,000
Depreciation, depletion and amortization	1,544,000	885,000
Interest expense	133,000	80,000
Minority interest in earnings	517,000	397,000

	5,847,000	4,659,000

Earnings before income taxes	2,363,000	1,321,000

Income tax (benefit) provision	(547,000)	451,000

NET EARNINGS	$2,910,000	$870,000

BASIC EARNINGS PER COMMON SHARE	$2.21	$0.66
DILUTED EARNINGS PER COMMON SHARE	$2.10	$0.64

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2003	2002
Cash flows from operating activities:
Net earnings	$2,910,000	$870,000
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation, depletion, and amortization	1,544,000	885,000
Minority interest in earnings	517,000	397,000
Accretion of asset retirement obligation	19,000	20,000
Deferred income taxes	(1,235,000)	(361,000)
Sale of development rights, net	(2,497,000)	(720,000)
	1,258,000	1,091,000
Increase (decrease) from changes in current assets and liabilities	(1,380,000)	774,000
Net cash (used in) provided by operating activities	(122,000)	1,865,000
Cash flows from investing activities:
Capital expenditures	(3,293,000)	(1,901,000)
Additions to investment in land	—	(17,000)
Proceeds from sale of development rights	—	2,125,000
Net cash (used in) provided by investing activities	(3,293,000)	207,000
Cash flows from financing activities:
Long-term debt borrowings	3,405,000	226,000
Repayments of long-term debt	—	(90,000)
Net cash provided by financing activities	3,405,000	136,000
Effect of exchange rate changes on cash and cash equivalents	—	(3,000)
Net (decrease) increase in cash and cash equivalents	(10,000)	2,205,000
Cash and cash equivalents at beginning of period	1,648,000	1,489,000
Cash and cash equivalents at end of period	$1,638,000	$3,694,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized)	$123,000	$83,000
Income taxes	$1,394,000	$384,000

Supplemental disclosure of non-cash investing and financing activities:

For the three months ended December 31, 2003 and 2002, net oil and natural gas properties increased $15,000 and $1,161,000, respectively, and the asset retirement obligation increased $19,000 and $1,181,000, respectively, as a result of adoption of Statement of Financial Accounting Standards No. 143 effective October 1, 2002.

In December 2003, Barnwell purchased the premises and associated fee simple land interest of its corporate office in Honolulu, Hawaii, for approximately $1,100,000, of which $883,000 was financed by long-term debt.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended December 31, 2003 and 2002

(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
At September 30, 2002	$821,000	$3,139,000		$19,698,000	$(3,883,000)	$(4,854,000)	$14,921,000

Comprehensive income:
Net earnings			$870,000	870,000			870,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments			40,000		40,000		40,000
Total comprehensive income			$910,000

At December 31, 2002	$821,000	$3,139,000		$20,568,000	$(3,843,000)	$(4,854,000)	$15,831,000

At September 30, 2003	$821,000	$3,139,000		$22,018,000	$(1,491,000)	$(4,854,000)	$19,633,000

Dividends declared ($0.20 per share)				(263,000)			(263,000)

Comprehensive income:
Net earnings			$2,910,000	2,910,000			2,910,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments			809,000		809,000		809,000
Total comprehensive income			$3,719,000

At December 31, 2003	$821,000	$3,139,000		$24,665,000	$(682,000)	$(4,854,000)	$23,089,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of December 31, 2003 and the Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three months ended December 31, 2003 and 2002 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as “Barnwell”) and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2003 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2003 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2003 annual report to stockholders.  The results of operations for the period ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

2.                                      EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding for the three months ended December 31, 2003 and 2002 was 1,314,510.

Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities that are convertible to common shares.  The weighted-average number of common and potentially dilutive common shares outstanding was 1,384,603 and 1,372,403 for the three months ended December 31, 2003 and 2002, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2003 and 2002 are as follows:

	Three months ended December 31, 2003
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$2,910,000	1,314,510	$2.21

Effect of dilutive securities - common stock options	—	70,093

Diluted earnings per share	$2,910,000	1,384,603	$2.10

	Three months ended December 31, 2002
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$870,000	1,314,510	$0.66

Effect of dilutive securities:
Common stock options	—	44,393
Convertible debentures	6,750	13,500

Diluted earnings per share	$876,750	1,372,403	$0.64

3.                                      INVESTMENT IN LAND

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  On December 31, 2003, Kaupulehu Makai Venture notified Kaupulehu Developments that it exercised the portion of its development rights option expiring on that date and sent Kaupulehu Developments the $2,656,000 option payment, which was received by Kaupulehu Developments in January 2004.  Accordingly, accrued revenues attributable to the development rights sale of $2,656,000 were recorded as of December 31, 2003.  Revenue from the development rights sale was reduced by $159,000 of accrued fees related to the sale.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years as Barnwell accounts for sales of development rights under option by use of the cost recovery method, therefore there were no other expenses related to the sale.  The $2,497,000 of option revenue, net of fees, is recorded in the Consolidated Statements of Operations for the three months ended December 31, 2003 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $18,593,750 as of the date of this filing, comprised of seven payments of $2,656,250 due on each December 31 of years 2004 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

The aforementioned $159,000 in fees ($112,000, net of minority interest) on the $2,656,000 development rights proceeds were paid in January 2004 to Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from the sale of real estate interests.  In addition, Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments, in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from the sale of real estate interests.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.  Barnwell believes the fees are fair and reasonable compensation for such services.

The leasehold land interests held by Kaupulehu Developments at December 31, 2003 are for approximately 870 acres of land zoned for resort/residential development and another approximately 1,000 acres of land zoned conservation.  These approximately 1,870 acres are located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

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

Barnwell’s cost, including capitalized interest, of leasehold land interests and development rights under option is included in the December 31, 2003 and September 30, 2003 consolidated balance sheets under the caption “Investment in Land” and consisted of the following amounts:

Leasehold land interests:
Zoned for resort/residential development	$6,458,000
Zoned conservation	50,000
6,508,000
Development rights under option	—
Total investment in land	$6,508,000

4.                                      SUBSEQUENT EVENTS

Kaupulehu Developments

On February 13, 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC by which Kaupulehu Developments transferred its leasehold interest in the approximately 870 acres zoned for resort/residential development, in two increments, to WB KD Acquisition.  The first increment (“Increment I”) is an area planned for approximately 80 single-family lots, a beach club and an interpretive center on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Resort Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  The second increment (“Increment II”) is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.

With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB KD Acquisition of all single-family lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.

If prior to December 31, 2005, Kaupulehu Developments has not received percentage payments equal to or greater than $2,500,000 in the aggregate, WB KD Acquisition will pay Kaupulehu Developments the amount by which the aggregate amount of all prior percentage payments made by WB KD Acquisition to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received percentage payments (including payments in lieu of percentage payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB KD Acquisition will pay Kaupulehu Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.

Additionally, WB KD Acquisition will pay Kaupulehu Developments non-refundable interim payments of $50,000 per month, until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB KD Acquisition’s payment to Kaupulehu Developments of a total of $1,500,000 in interim payments.  Kaupulehu Developments has received $600,000 of interim payments to date.

Kaupulehu Developments, WB KD Acquisition and The Trustees of The Estate of Bernice Pauahi Bishop (“KS”) also entered into an agreement (the “Step-In Rights Agreement”) whereby if WB KD Acquisition elects not to proceed with development of Increment I within the time frame set forth in the Step-In Rights Agreement, which may be extended by KS, or defaults under the terms of its lease with KS, Kaupulehu Developments would have the right to succeed to WB KD Acquisition’s development rights and develop the property without any payment to WB KD Acquisition.

For Increment II, Kaupulehu Developments and WB KD Acquisition agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II.  WB KD Acquisition, however, may terminate such negotiations at any time without any further obligation. Under the terms of the Step-In Rights Agreement, if at the end of three years following the closing of the sale of the first single-family lot in Increment I the parties have not entered into a definitive agreement with respect to Increment II, the leasehold rights with respect to Increment II will revert to Kaupulehu Developments.

There is no affiliation between Kaupulehu Developments and WB KD Acquisition.  WB KD Acquisition is an affiliate of Westbrook Partners, developers of the Kuki’o Resort.

Barnwell currently estimates that the $11,550,000 in proceeds, after commissions and estimated costs related to the transaction totaling approximately $1,100,000 and distributions to minority interest owners of Kaupulehu Developments totaling approximately $2,100,000, will be utilized to pay income taxes on the gain from the transaction, pay a dividend to shareholders, repay a portion of its outstanding long-term debt and other corporate purposes.

Nearco Note

In January 2004, Nearco paid all interest due and payable at December 31, 2003 of $40,000 and repaid approximately $119,000 of principal on its note payable to Barnwell leaving an unpaid balance of approximately $1,192,000.  Additionally, in January 2004, Nearco fully repaid the $450,000 note and any interest due to a third party, to which Barnwell’s note was subordinated.  In February 2004, Nearco repaid the note payable to Barnwell in full and all outstanding interest totaling $1,209,000.

5.                                      NOTE RECEIVABLE

Nearco’s note payable to Barnwell was due in full on December 31, 2002.  Under the terms of the note, the note was in default and the rate of interest is 12% per annum.  Nearco has remained current on the payment of interest due on its note and in January 2004 paid all interest due and payable at December 31, 2003 of $40,000 and repaid approximately $119,000 of principal on its note payable to Barnwell leaving an unpaid balance of approximately $1,192,000.  Additionally, in January 2004, Nearco fully repaid the $450,000 note and any interest due to a third party, to which Barnwell’s note was subordinated.  In February 2004, Nearco repaid the note payable to Barnwell in full and all outstanding interest totaling approximately $1,209,000.

6.                                      SEGMENT INFORMATION

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

	Three months ended December 31,
	2003	2002
Revenues:
Oil and natural gas	$5,040,000	$3,820,000
Land investment	2,647,000	870,000
Contract drilling	300,000	1,010,000
Other	181,000	123,000
Total before interest income	8,168,000	5,823,000
Interest income	42,000	157,000
Total revenues	$8,210,000	$5,980,000

Depreciation, depletion and amortization:
Oil and natural gas	$1,455,000	$811,000
Contract drilling	25,000	34,000
Other	64,000	40,000
Total	$1,544,000	$885,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$2,263,000	$1,932,000
Land investment, net of minority interest	2,068,000	396,000
Contract drilling	(60,000)	190,000
Other	117,000	83,000
Total	4,388,000	2,601,000

General and administrative expenses, net of minority interest	(1,934,000)	(1,357,000)
Interest expense	(133,000)	(80,000)
Interest income	42,000	157,000

Earnings before income taxes	$2,363,000	$1,321,000

7.                                      INCOME TAXES

The components of the income tax provision (benefit) for the three months ended December 31, 2003 and 2002 are as follows:

	Three months ended December 31,
	2003	2002
Current – U.S.	$66,000	$66,000
Current – Foreign	622,000	746,000
Total – Current	688,000	812,000

Deferred - U.S.	176,000	(320,000)
Deferred - Foreign	(1,411,000)	(41,000)
Total – Deferred	(1,235,000)	(361,000)
	$(547,000)	$451,000

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% beginning January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the three months ended December 31, 2003, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in the three months ended December 31, 2002.

Barnwell’s Canadian deferred income tax liabilities were also reduced in the three months ended December 31, 2003 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003.  The bill was enacted into law in December 2003.  The reduction in the tax rate reduced Canadian deferred income taxes liabilities by approximately $100,000 in the three months ended December 31, 2003.

In the three months ended December 31, 2002, Barnwell’s Canadian deferred income tax liabilities were reduced $75,000 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.5% to 13.0%, effective April 1, 2002.  The bill was enacted into law in December 2002.

The U.S. deferred tax expense of $176,000 for the three months ended December 31, 2003 is attributable to the sale of development rights.  The expense is due to the reversal of temporary differences resulting from the excess of expenses deductible for tax purposes over expenses recognized under the cost recovery method for books; all costs related to the development rights sold in the current period were expensed in prior years under the cost recovery method for book purposes, whereas costs are being deducted ratably for tax purposes.

The U.S. deferred tax benefit of $320,000 for the three months ended December 31, 2002 relates to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the sale of development rights in that period.

8.                                      PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

In December 2003, Barnwell purchased the space it was leasing for its corporate offices in Honolulu, Hawaii for approximately $1,100,000, of which $883,000 was financed by a note payable to a Hawaii bank and the remainder was paid in cash.  The note is payable in monthly principal payments of approximately $3,000, plus interest at the three-month London Interbank Offer Rate (1.25% at the time of closing) plus 2%, and is due in full in December 2006.  The space purchased has 4,662 useable square feet on the 29th floor of a 31-story office building built in 1993 in downtown Honolulu.  Approximately $200,000 of the purchase price was allocated to land and the remainder was allocated to property and equipment.  The portion allocated to property and equipment will be depreciated over a period of 40 years.

On October 1, 2002, Barnwell adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.  If the obligation is settled for other than the carrying amount of the liability, Barnwell will recognize a gain or loss on settlement.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  The asset retirement obligation was increased during the three months ended December 31, 2003 by $15,000 to reflect obligations incurred on wells drilled in the current quarter and by $19,000 for accretion of the asset retirement obligation in the current quarter.

9.                                      STOCK-BASED COMPENSATION

Barnwell applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for stock-based compensation and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Had compensation cost for stock options granted since October 1, 1995 been determined based on the fair value method of measuring stock-based compensation provisions of Statement of Financial Accounting Standards No. 123, Barnwell’s net earnings and basic and diluted earnings per share would have been as follows:

	Three months ended December 31,
	2003	2002
Net earnings, as reported	$2,910,000	$870,000
Less stock-based employee compensation expense determined under the fair value based method, net of related income taxes	—	(10,000)
Pro-forma net earnings	$2,910,000	$860,000

Basic Earnings Per Share:
As reported	$2.21	$0.66
Pro forma	$2.21	$0.65

Diluted Earnings Per Share:
As reported	$2.10	$0.64
Pro forma	$2.10	$0.63

10.                               RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.  In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year.  The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures are effective for interim periods beginning after December 15, 2003.  Barnwell will adopt the annual disclosures in its fiscal year ending September 30, 2004 and the interim disclosures in its quarter ending March 31, 2004.  The adoption of the revisions to SFAS No. 132 will have no impact on Barnwell’s financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on Barnwell’s financial condition, results of operations or liquidity.  In November 2003, the effective date for certain mandatorily redeemable non-controlling interests have been deferred indefinitely.

Item 2.             Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives or other similar types of information.  Although Barnwell believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.  Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.  The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” section of Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2003.  These forward-looking statements speak only as of the date of filing of this Form 10-QSB, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Barnwell identifies its most critical accounting principles upon which its financial reporting is based as the full cost method of accounting for oil and natural gas properties, the accounting for investment in land, the percentage of completion method of accounting for contract drilling, valuation of receivables, the asset and liability method of accounting for deferred income taxes, and the valuation of Barnwell’s employee pension plan.  The carrying cost of oil and natural gas properties is subject to a valuation ceiling under the full cost method based on estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers.  Investment in land is subject to a valuation ceiling based on an estimation of the fair value of the property, less costs to sell.  The percentage of completion method of accounting for contract drilling is based on estimates of the total costs to complete each contract.  Receivables are subject to a valuation ceiling based on estimates of collectible amounts.  Deferred tax assets are based on estimates of the realizable value of future tax deductions, which utilize estimates and assumptions regarding future levels of taxable income.  Barnwell’s accounting for its employee pension plan is based on estimates and assumptions regarding future investment returns, compensation increases, interest rates, and benefit payments.  The aforementioned estimates and assumptions are based on values provided by independent petroleum engineers, in the case of oil and natural gas reserves, on independent actuaries, in the case of pension obligations, or on internal analysis performed by Barnwell’s management.  Changes in estimates and assumptions affecting any of the above could materially affect Barnwell’s reported amounts of assets, liabilities, revenues and expenses.  These accounting policies are detailed in the notes to the consolidated financial statements included in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2003 and in relevant sections in this discussion and analysis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Please see Notes 5, 6, 7, 9 and 11 of the “Notes to the Consolidated Financial Statements” in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2003.  During the three months ended December 31, 2003, Barnwell purchased the space it was leasing for its corporate offices in Honolulu, Hawaii for approximately $1,100,000, of which $883,000 was financed by a note payable to a Hawaii bank and the remainder was paid in cash.  The note is payable in monthly principal payments of approximately $3,000, plus interest at the three-month London Interbank Offer Rate (1.25% at the time of closing) plus 2%, and is due in full in December 2006.  Future annual principal payments for the note are as follows: remainder of fiscal 2004 - $27,000; fiscal 2005 - $35,000; fiscal 2006 - $35,000; fiscal 2007 - $786,000.  There have been no other significant changes in contractual obligations and commercial commitments from September 30, 2003 to December 31, 2003, other than those reported elsewhere in this Form 10-QSB.

OVERVIEW

Barnwell is engaged in the following lines of business: 1) oil and natural gas exploration, development, production and sales primarily in Canada (oil and natural gas segment), 2) investment in leasehold land in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  The price of oil is freely negotiated between the buyers and sellers.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers.   Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.   Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages in the last three years, have ranged from a low of $1.96 per thousand cubic feet to a high of $5.08 per thousand cubic feet, and tend to be higher in the winter season than in the summer due to increased demand.  Barnwell’s oil and natural gas operations makes capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, uncertainty exists as to the ultimate success of any drilling effort.

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.   Kaupulehu Developments’ development rights are under option and revenues are recognized when options are exercised.  As of the date of this filing, the options are comprised of seven payments of $2,656,250 due on each December 31 of years 2004 to 2010.  There is no assurance that any portion of the remaining options will be exercised.  Revenues from the sale of Kaupulehu Developments’ leasehold land interests have occurred intermittently to date and, due to the nature of these sales, are difficult to predict.

Barnwell drills water wells and installs and repairs water pumping systems in Hawaii.  There has been a decrease in contracts available for bid, which was in part due to a slowdown in activity as well as cyclical changes in the timing of jobs put out for bid by governmental and private entities; management currently estimates that this slowdown in activity and the attendant result in low or negative gross margins on contracts will continue for the remainder of the current fiscal year.

RESULTS OF OPERATIONS

Summary/General

Net earnings increased $2,040,000 (234%) to $2,910,000 for the three months ended December 31, 2003, as compared to net earnings of $870,000 for the three months ended December 31, 2002, due primarily to an increase in land investment operating profit from the sale of development rights and a deferred income tax benefit of $1,540,000 resulting from a reduction in Canadian income tax rates in the current year period.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 19% in the three months ended December 31, 2003 as compared to the three months ended December 31, 2002, and the exchange rate of the Canadian dollar to the U.S. dollar at December 31, 2003 increased 4% as compared to September 30, 2003.  This increase in the value of the Canadian dollar in U.S. dollars increased Barnwell’s reported revenues and expenses and assets and liabilities.

Oil and Natural Gas

Selected Operating Statistics

The following tables set forth Barnwell’s net production and average price per unit of production for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

	SELECTED OPERATING STATISTICS
	Average Price Per Unit
	Three months ended
	December 31,		Increase
	2003	2002	$	%
Natural gas (MCF)*	$4.08	$3.26	$0.82	25%
Oil (Bbls)**	$27.23	$25.42	$1.81	7%
Liquids (Bbls)**	$21.63	$20.80	$0.83	4%

	Net Production
	Three months ended
	December 31,		Increase
	2003	2002	Units	%
Natural gas (MCF)*	822,000	758,000	64,000	8%
Oil (Bbls)**	40,000	37,000	3,000	8%
Liquids (Bbls)**	27,000	18,000	9,000	50%

*MCF = 1,000 cubic feet

**Bbls = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $1,220,000 (32%) for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002, due to 25%, 7% and 4% increases in natural gas, oil and natural gas liquids prices, respectively, and 8% increases in both natural gas production and oil production, and a 50% increase in natural gas liquids production.  Natural gas production increased due to production from new wells in the Bonanza and Leduc areas and was partially offset by a decrease in production from the Dunvegan area due to a rupture in a gas pipeline that interrupted production for a portion of early December 2003.  The increase in oil production was due to production from new wells and decreased royalty rates on production from newer wells.  The 50% increase in natural gas liquids production was primarily due to a fire in early October 2002 at a Dunvegan gas plant, resulting in an approximately 6,000 barrel decline in liquids net production for the three months ended December 31, 2002.  The damage to the gas plant was repaired and the plant resumed operations in late December 2002.  There was no such impact on natural gas liquids production in the three months ended December 31, 2003.

Oil and natural gas operating expenses increased $245,000 (23%) for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002, due primarily to a 19% increase in the average exchange rate of the Canadian dollar to the U.S. dollar for the three months ended December 31, 2003, as compared to the same period in the prior year.  Oil and natural gas operating expenses also increased as a result of higher gas gathering and processing fees attributable to production from new wells.

Sale of Development Rights and Minority Interest in Earnings

Net revenues from the sale of development rights increased $1,777,000 to $2,497,000 for the three months ended December 31, 2003, as compared to $720,000 for the same period in the prior year.  On December 31, 2003, Kaupulehu Makai Venture exercised the portion of its development rights option expiring on that date and sent Kaupulehu Developments the $2,656,000 option payment, which was received by Kaupulehu Developments in January 2004.  Accordingly, accrued revenues attributable to the development rights sale of $2,656,000 were recorded as of December 31, 2003.  Revenue from the option exercise was reduced by $159,000 of accrued fees related to the sale, resulting in net revenues of $2,497,000 and a $1,950,000 operating profit, after minority interest, on the transaction.  There were no other costs deducted from revenues from the sale of development rights in the three months ended December 31, 2003 as all capitalized costs associated with the development rights were expensed in previous years under the cost recovery method.  In the three months ended December 31, 2002, $2,125,000 of revenues from the sale of development rights was reduced by $128,000 of accrued fees related to the sale and $1,277,000 of cost basis related to the development rights, resulting in net revenues of $720,000 and a $280,000 operating profit, after minority interest, on the transaction.

Barnwell also recorded $176,000 of deferred income tax expense in the three months ended December 31, 2003 related to the sale of development rights.  The expense is due to the reversal of temporary differences resulting from the excess of expenses deductible for tax purposes over expenses recognized under the cost recovery method for books; all costs related to the development rights sold in the current period were expensed in prior years under the cost recovery method for book purposes, whereas costs are being deducted ratably for tax purposes.  In the three months ended December 31, 2002, Barnwell recorded a $320,000 deferred income tax benefit related to the temporary difference created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes.

Contract Drilling

Contract drilling revenues and costs decreased $710,000 (70%) and $451,000 (57%), respectively, for the three months ended December 31, 2003, as compared to the same period in 2002, due to a decrease in water well drilling and pump installation work in the current year period, as compared to the three months ended December 31, 2002.  The decrease was the result of fewer available jobs, which was in part due to a slowdown in activity as well as cyclical changes in the timing of jobs put out for bid by governmental and private entities.  The contract drilling segment incurred a $60,000 operating loss before general and administrative expenses in the three months ended December 31, 2003, a decrease of $250,000 (132%) as compared to a $190,000 operating profit for the three months ended December 31, 2002.  Management believes that contract drilling revenues and operating expenses in the second quarter will be comparable to the three months ended December 31, 2003 and increase in the last half of fiscal 2004 as compared to the three months ended December 31, 2003 and that contract drilling margins will improve in the last half of fiscal 2004.

Gas Processing and Other

Gas processing and other income decreased $57,000 (13%) for the three months ended December 31, 2003, as compared to the same period in 2002, as interest income in the three months ended December 31, 2002 included $102,000 of interest on an income tax refund from the Canadian government relating to Barnwell’s fiscal 1994 tax return.  There was no such refund income in the three months ended December 31, 2003.  The decrease in interest income was partially offset by an increase in gas processing revenues.

General and Administrative Expenses

General and administrative expenses increased $562,000 (39%) for the three months ended December 31, 2003, as compared to the same period in 2002.  The increase was due primarily to the impact of an increase in Barnwell’s stock price on stock appreciation rights which increased general and administrative expenses by $306,000 for the three months ended December 31, 2003, as compared to the same period in the prior year.  In addition, general and administrative expenses increased by approximately $180,000 due to an increase in personnel costs (in part due to the hiring of additional personnel in Barnwell’s Canadian office), approximately $60,000 due to an increase in the average exchange rate of the Canadian dollar to the U.S. dollar, and $16,000 due to an increase in rent at Barnwell’s Canadian office attributable to the leasing of additional space.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization increased $659,000 (74%) for the three months ended December 31, 2003, as compared to the same period in the prior year, due to a 34% increase in the depletion rate, a 12% increase in production (in MCF equivalents where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents), and a 19% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.  The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves, and development costs that are incurred to help maintain or increase rates of production from reserves found in previous years.  Barnwell’s cost of finding and developing proven resources has increased as, among other reasons, the costs of oil and natural gas exploration and development have increased along with higher product prices and recent oil and natural gas capital expenditures have benefited the development of current reserves more than increased reserves.

Interest Expense

Interest expense increased $53,000 (66%) for the three months ended December 31, 2003, as compared to the three months ended December 31, 2002.  The increase was due primarily to decreased capitalized interest.  Attainment of zoning and development entitlements for Kaupulehu Developments’ leasehold land interests in approximately 870 acres of land zoned for resort/residential development was substantially complete as of the end of December 2002.  Accordingly, effective January 1, 2003, Barnwell no longer capitalizes interest on the accumulated development costs of the property.

	Three months ended December 31,
	2003	2002
Interest costs incurred	$133,000	$127,000
Less interest costs capitalized on investment in land	—	(47,000)
Interest expense	$133,000	$80,000

Income Taxes

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% beginning January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the three months ended December 31, 2003, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in the three months ended December 31, 2002.

Barnwell’s Canadian deferred income tax liabilities were also reduced in the three months ended December 31, 2003 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003.  The bill was enacted into law in December 2003.  The reduction in the tax rate reduced Canadian deferred income taxes liabilities by approximately $100,000 in the three months ended December 31, 2003.

In the three months ended December 31, 2002, Barnwell’s Canadian deferred income tax liabilities were reduced $75,000 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.5% to 13.0%, effective April 1, 2002.  The bill was enacted into law in December 2002.

The U.S. deferred tax expense of $176,000 for the three months ended December 31, 2003 is attributable to the sale of development rights.  The expense is due to the reversal of temporary differences resulting from the excess of expenses deductible for tax purposes over expenses recognized under the cost recovery method for books; all costs related to the development rights were expensed in prior years under the cost recovery method for book purposes, whereas costs are being deducted ratably for tax purposes.

The U.S. deferred tax benefit of $320,000 for the three months ended December 31, 2002 relates to the temporary difference, created by the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes, attributable to the sale of development rights in that period.

Foreign Currency Fluctuations and Other Comprehensive Income

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 19% in the three months ended December 31, 2003, as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 4% at December 31, 2003, as compared to September 30, 2003.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have increased.  Barnwell’s

Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases in value of the Canadian dollar to the U.S. dollar generate other comprehensive income.  Other comprehensive income due to foreign currency translation adjustments for the three months ended December 31, 2003 was $809,000 a $769,000 increase from an other comprehensive income due to foreign currency translation adjustments of $40,000 for the same period in the prior year.

Foreign currency transaction gains and losses were not material in the three months ended December 31, 2003 and 2002 and are reflected in general and administrative expenses.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operations totaled $122,000 for the three months ended December 31, 2003, a $1,987,000 decrease from cash flows provided by operations of $1,865,000 for the same period in the prior year.  This decrease was due in part to a higher amount of income taxes paid in the current period, as compared to the same period in the prior year.  $1,394,000 of income taxes were paid in the three months ended December 31, 2003 (including income taxes for the year ended September 30, 2003 that were due by November 2003), as compared to $384,000 for the three months ended December 31, 2002, an increase of $1,010,000.  Also contributing to the decrease were an increase in receivables and a decrease in accrued liabilities due to normal fluctuations in the timing of invoicing and payments.

Barnwell used $3,293,000 of cash flows for investing activities during the three months ended December 31, 2003, a $3,500,000 decrease from cash flows provided by investing activities of $207,000 in the same period of the prior year.  The decrease is due in part to the receipt of proceeds from the current quarter’s sale of development rights in January 2004, after the close of the first quarter, whereas $2,125,000 of proceeds from the sale of development rights in the same period of the prior year were received within the quarter, on December 31, 2002.  Also contributing to the decrease was an increase in capital expenditures, primarily oil and natural gas capital expenditures, of $1,392,000 to $3,293,000 in the three months ended December 31, 2003, as compared to $1,901,000 in the prior year.  Additionally, in December 2003, Barnwell purchased the space it was leasing for its corporate offices in Honolulu, Hawaii for approximately $1,100,000, of which $883,000 was financed by a note payable to a Hawaii bank and the remainder was paid in cash.  The note is payable in monthly principal payments of approximately $3,000, plus interest at the three-month London Interbank Offer Rate (1.25% at the time of closing) plus 2%, and is due in full in December 2006.  The space purchased has 4,662 useable square feet on the 29th floor of a 31-story office building built in 1993 in downtown Honolulu.  Approximately $200,000 of the purchase price was allocated to land and the remainder was allocated to property and equipment.  The portion allocated to property and equipment will be depreciated over a period of 40 years.

During the quarter ended December 31, 2003, Barnwell invested $3,097,000 in oil and natural gas properties in Canada, as compared to $1,875,000 during the prior year’s first quarter.  Barnwell participated in the drilling of 76 gross wells (4.5 net wells) in Canada during the three months ended December 31, 2003.  Three gross exploratory wells (1.5 net wells) were not successful and 73 gross development wells (3.0 net wells) are currently being evaluated and appear to be successful.  Barnwell’s participation in the drilling of 61 gross wells (2.0 net wells) was a result of Barnwell’s ownership of an average 3.3% working interest in a shallow gas development prospect in Southern Alberta.  The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Management estimates that oil and natural gas capital expenditures for fiscal 2004 will range from $11,000,000 to $13,000,000.

Barnwell participated in the drilling of seven gross natural gas wells (2.3 net wells) in Alberta, Canada, during the three months ended December 31, 2002.  Five gross wells (1.6 net wells) were determined to be successful and two gross wells (0.7 net) were unsuccessful.

Cash flows provided by financing activities increased $3,269,000 to $3,405,000 in the three months ended December 31, 2003, as compared to $136,000 in the same period of the prior year, due to an increase in borrowings under Barnwell’s credit facility with a Canadian bank in the current year period.

In December 2003, Barnwell declared a dividend of $0.20 per share payable January 6, 2004, to stockholders of record on December 22, 2003.

At December 31, 2003, Barnwell had $1,638,000 in cash and cash equivalents, and approximately $600,000 of available credit under its credit facility with a Canadian bank.

Barnwell believes its current cash balances, future cash flows from operations, land segment sales, collection of receivables, and available credit will be sufficient to fund its estimated capital expenditures for at least the next twelve months and meet the repayment schedule on its long-term debt.  However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, current working capital balances and cash flows generated by operations may not be sufficient to fund Barnwell’s current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.  Additionally, if Barnwell’s credit facility with a Canadian bank is reduced below the current level of borrowings under the facility after the April 2004 review, Barnwell may be required to reduce expenditures or seek alternative sources of financing to make any required payments under the facility.

Subsequent Event – Kaupulehu Developments

On February 13, 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC by which Kaupulehu Developments transferred its leasehold interest in the approximately 870 acres zoned for resort/residential development, in two increments, to WB KD Acquisition.  The first increment (“Increment I”) is an area planned for approximately 80 single-family lots, a beach club and an interpretive center on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Resort Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  The second increment

(“Increment II”) is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.

With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB KD Acquisition of all single-family lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.

If prior to December 31, 2005, Kaupulehu Developments has not received percentage payments equal to or greater than $2,500,000 in the aggregate, WB KD Acquisition will pay Kaupulehu Developments the amount by which the aggregate amount of all prior percentage payments made by WB KD Acquisition to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received percentage payments (including payments in lieu of percentage payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB KD Acquisition will pay Kaupulehu Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.

Additionally, WB KD Acquisition will pay Kaupulehu Developments non-refundable interim payments of $50,000 per month, until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB KD Acquisition’s payment to Kaupulehu Developments of a total of $1,500,000 in interim payments.  Kaupulehu Developments has received $600,000 of interim payments to date.

Kaupulehu Developments, WB KD Acquisition and The Trustees of The Estate of Bernice Pauahi Bishop (“KS”) also entered into an agreement (the “Step-In Rights Agreement”) whereby if WB KD Acquisition elects not to proceed with development of Increment I within the time frame set forth in the Step-In Rights Agreement, which may be extended by KS, or defaults under the terms of its lease with KS, Kaupulehu Developments would have the right to succeed to WB KD Acquisition’s development rights and develop the property without any payment to WB KD Acquisition.

For Increment II, Kaupulehu Developments and WB KD Acquisition agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II.  WB KD Acquisition, however, may terminate such negotiations at any time without any further obligation. Under the terms of the Step-In Rights Agreement, if at the end of three years following the closing of the sale of the first single-family lot in Increment I the parties have not entered into a definitive agreement with respect to Increment II, the leasehold rights with respect to Increment II will revert to Kaupulehu Developments.

There is no affiliation between Kaupulehu Developments and WB KD Acquisition.  WB KD Acquisition is an affiliate of Westbrook Partners, developers of the Kuki’o Resort.

Barnwell currently estimates that the $11,550,000 in proceeds, after commissions and estimated costs related to the transaction totaling approximately $1,100,000 and distributions to minority interest owners of Kaupulehu Developments totaling approximately $2,100,000, will be utilized to pay income taxes on the gain from the transaction, pay a dividend to shareholders, repay a portion of its outstanding long-term debt and other corporate purposes.

Subsequent Event – Nearco Note

In January 2004, Nearco paid all interest due and payable at December 31, 2003 of $40,000 and repaid approximately $119,000 of principal on its note payable to Barnwell leaving an unpaid balance of approximately $1,192,000.  Additionally, in January 2004, Nearco fully repaid the $450,000 note and any interest due to a third party, to which Barnwell’s note was subordinated.  In February 2004, Nearco repaid the note payable to Barnwell in full and all outstanding interest totaling $1,209,000.

Item 3.             Controls and Procedures

As of December 31, 2003, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in Barnwell’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.                                                OTHER INFORMATION

Item 6.             Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit No. 10.1 – Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC.  Incorporated by reference to Barnwell’s Form 8-K filed on February 13, 2004.

Exhibit No. 10.2 – Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004.  Incorporated by reference to Barnwell’s Form 8-K filed on February 13, 2004.

Exhibit No. 31.1 – Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit No. 31.2 – Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit No. 32 – Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On December 17, 2003, Barnwell filed a Form 8-K to report the issuance of a press release on December 16, 2003 regarding the appointment of a new director and promotions.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.

(Registrant)

/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary

Date: February 13, 2004