Form 10QSB
period 2004-03-31
BARNWELL INDUSTRIES INC
filed 2004-05-14
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☒     No  ☐

As of May 14, 2004 there were 1,329,010 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format  Yes  ☐     No  ☒

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, see Note A below)

	March 31, 2004	September 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,312,000	$1,648,000
Certificates of deposit	1,285,000	—
Accounts receivable, net	4,354,000	2,866,000
Note receivable	—	1,311,000
Other current assets	1,910,000	1,056,000
TOTAL CURRENT ASSETS	13,861,000	6,881,000

INVESTMENT IN LAND	3,033,000	6,508,000

NET PROPERTY AND EQUIPMENT	44,025,000	38,948,000

TOTAL ASSETS	$60,919,000	$52,337,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,393,000	$3,357,000
Accrued liabilities	8,834,000	6,082,000
Income taxes payable	284,000	442,000
Other current liabilities	824,000	637,000
Current portion of long-term debt	35,000	—
TOTAL CURRENT LIABILITIES	13,370,000	10,518,000

LONG-TERM DEBT	10,133,000	10,477,000

ASSET RETIREMENT OBLIGATION	1,545,000	1,432,000

DEFERRED INCOME TAXES	9,310,000	9,443,000

MINORITY INTEREST	460,000	834,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share:
Authorized, 4,000,000 shares; issued, 1,657,297 shares at March 31, 2004 and 1,642,797 shares at September 30, 2003	828,000	821,000
Additional paid-in capital	3,310,000	3,139,000
Retained earnings	27,745,000	22,018,000
Accumulated other comprehensive loss - foreign currency translation adjustments	(928,000)	(1,491,000)
Treasury stock, at cost, 328,287 shares	(4,854,000)	(4,854,000)

TOTAL STOCKHOLDERS’ EQUITY	26,101,000	19,633,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,919,000	$52,337,000

Note A:          The condensed consolidated balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Revenues:
Oil and natural gas	$5,680,000	$5,140,000	$10,720,000	$8,960,000
Sale of interest in leasehold land, net	7,030,000	—	7,030,000	—
Sale of development rights, net	—	—	2,497,000	720,000
Contract drilling	730,000	550,000	1,030,000	1,560,000
Gas processing and other	480,000	300,000	853,000	730,000
	13,920,000	5,990,000	22,130,000	11,970,000
Costs and expenses:
Oil and natural gas operating	1,409,000	920,000	2,731,000	1,997,000
Contract drilling operating	701,000	581,000	1,036,000	1,367,000
General and administrative	3,032,000	1,614,000	5,028,000	3,048,000
Depreciation, depletion and amortization	1,674,000	919,000	3,218,000	1,804,000
Interest expense	157,000	122,000	290,000	202,000
Minority interest in earnings (losses)	1,742,000	(42,000)	2,259,000	355,000
	8,715,000	4,114,000	14,562,000	8,773,000

Earnings before income taxes	5,205,000	1,876,000	7,568,000	3,197,000

Income tax provision	1,465,000	1,576,000	918,000	2,027,000

NET EARNINGS	$3,740,000	$300,000	$6,650,000	$1,170,000

BASIC EARNINGS PER COMMON SHARE	$2.83	$0.23	$5.05	$0.89

DILUTED EARNINGS PER COMMON SHARE	$2.66	$0.22	$4.77	$0.86

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$6,650,000	$1,170,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,218,000	1,804,000
Minority interest in earnings	2,259,000	355,000
Accretion of asset retirement obligation	38,000	40,000
Gain on sale of contract drilling yard	(139,000)	—
Deferred income taxes	(820,000)	(111,000)
Sale of development rights, net	(2,497,000)	(720,000)
Sale of interest in leasehold land, net	(7,030,000)	—
	1,679,000	2,538,000
Increase (decrease) from changes in current assets and liabilities	(961,000)	950,000
Net cash provided by operating activities	718,000	3,488,000

Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net	10,505,000	—
Proceeds from sale of development rights, net	2,497,000	1,997,000
Proceeds from collection of note receivable	1,311,000	70,000
Proceeds from sale of contract drilling yard, net	440,000	—
Investments in certificates of deposit	(1,285,000)	—
Capital expenditures	(4,855,000)	(4,191,000)
Additions to investment in land	—	(45,000)
Net cash provided by (used in) investing activities	8,613,000	(2,169,000)

Cash flows from financing activities:
Distributions to minority interest partners	(2,633,000)	(275,000)
Repayments of long-term debt, net	(1,293,000)	(630,000)
Payment of dividends	(923,000)	—
Proceeds from exercise of stock options	178,000	—
Net cash used in financing activities	(4,671,000)	(905,000)
Effect of exchange rate changes on cash and cash equivalents	4,000	(17,000)

Net increase in cash and cash equivalents	4,664,000	397,000
Cash and cash equivalents at beginning of period	1,648,000	1,489,000
Cash and cash equivalents at end of period	$6,312,000	$1,886,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized for the six months ended March 31, 2003)	$269,000	$207,000
Income taxes	$2,228,000	$830,000

Supplemental disclosure of non-cash investing and financing activities:

For the six months ended March 31, 2004 and 2003, net oil and natural gas properties increased $30,000 and $1,271,000, respectively, and the asset retirement obligation increased $68,000 and $1,314,000, respectively, as a result of adoption of Statement of Financial Accounting Standards No. 143 on October 1, 2002.

In December 2003, Barnwell purchased the premises and associated fee simple land interest of its corporate office in Honolulu, Hawaii, for approximately $1,100,000, of which $883,000 was financed by long-term debt.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2004 and 2003

(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balances at December 31, 2002	$821,000	$3,139,000		$20,568,000	$(3,843,000)	$(4,854,000)	$15,831,000

Comprehensive income:
Net earnings			$300,000	300,000			300,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments			1,004,000		1,004,000		1,004,000
Total comprehensive income			$1,304,000

Balances at March 31, 2003	$821,000	$3,139,000		$20,868,000	$(2,839,000)	$(4,854,000)	$17,135,000

Balances at December 31, 2003	$821,000	$3,139,000		$24,665,000	$(682,000)	$(4,854,000)	$23,089,000

Exercise of stock options, 14,500 shares	7,000	171,000					178,000

Dividends declared ($0.50 per share)				(660,000)			(660,000)

Comprehensive income:
Net earnings			$3,740,000	3,740,000			3,740,000
Other comprehensive loss, net of income taxes – foreign currency translation adjustments			(246,000)		(246,000)		(246,000)
Total comprehensive income			$3,494,000

Balances at March 31, 2004	$828,000	$3,310,000		$27,745,000	$(928,000)	$(4,854,000)	$26,101,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six months ended March 31, 2004 and 2003

(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balances at September 30, 2002	$821,000	$3,139,000		$19,698,000	$(3,883,000)	$(4,854,000)	$14,921,000

Comprehensive income:
Net earnings			$1,170,000	1,170,000			1,170,000
Other comprehensive income, net of income taxes - foreign currency translation adjustments			1,044,000		1,044,000		1,044,000
Total comprehensive income			$2,214,000

Balances at March 31, 2003	$821,000	$3,139,000		$20,868,000	$(2,839,000)	$(4,854,000)	$17,135,000

Balances at September 30, 2003	$821,000	$3,139,000		$22,018,000	$(1,491,000)	$(4,854,000)	$19,633,000

Exercise of stock options, 14,500 shares	7,000	171,000					178,000

Dividends declared ($0.70 per share)				(923,000)			(923,000)

Comprehensive income:
Net earnings			$6,650,000	6,650,000			6,650,000
Other comprehensive income, net of income taxes - foreign currency translation adjustments			563,000		563,000		563,000
Total comprehensive income			$7,213,000

Balances at March 31, 2004	$828,000	$3, 310,000		$27,745,000	$(928,000)	$(4,854,000)	$26,101,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of March 31, 2004, the Consolidated Statements of Operations for the three and six months ended March 31, 2004 and 2003, the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2004 and 2003, and the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and six months ended March 31, 2004 and 2003 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as “Barnwell”) and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2003 has been derived from audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Barnwell’s September 30, 2003 annual report on Form 10-KSB.  The results of operations for the period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

2.             EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding was 1,321,367 and 1,317,920 for the three and six months ended March 31, 2004, respectively, and 1,314,510 for both the three and six months ended March 31, 2003.

Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares.  The weighted-average number of common and potentially dilutive common shares outstanding were 1,406,876 and 1,394,225 for the three and six months ended March 31, 2004, respectively, and 1,366,528 and 1,362,869 for the three and six months ended March 31, 2003, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and six months ended March 31, 2004 and 2003 are as follows:

	Three months ended March 31, 2004
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$3,740,000	1,321,367	$2.83
Effect of dilutive securities - common stock options	—	85,509
Diluted earnings per share	$3,740,000	1,406,876	$2.66

	Six months ended March 31, 2004
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$6,650,000	1,317,920	$5.05
Effect of dilutive securities - common stock options	—	76,305
Diluted earnings per share	$6,650,000	1,394,225	$4.77

	Three months ended March 31, 2003
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$300,000	1,314,510	$0.23
Effect of dilutive securities - common stock options	—	52,018
Diluted earnings per share	$300,000	1,366,528	$0.22

	Six months ended March 31, 2003
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$1,170,000	1,314,510	$0.89
Effect of dilutive securities - common stock options	—	48,359
Diluted earnings per share	$1,170,000	1,362,869	$0.86

Assumed conversion of convertible debentures to 9,000 shares of common stock was excluded from the computation of diluted EPS for the three and six months ended March 31, 2003 because its effect would be antidilutive.

3.             CASH AND CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.  At March 31, 2004, Barnwell had $1,285,000 of certificates of deposit at various financial institutions with maturities ranging from September 2004 to March 2005.  Due to their maturities, these certificates of deposit are excluded from cash and cash equivalents and are reported separately on the Condensed Consolidated Balance Sheets.

4.             INVESTMENT IN LAND

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

On February 13, 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC (“WB”) by which Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments, to WB.  There is no affiliation between Kaupulehu Developments and WB.  WB is an affiliate of Westbrook Partners, developers of the Kuki’o Resort.  The first increment (“Increment I”) is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Resort Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  The second increment (“Increment II”) is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.

In March 2004, WB commenced site preparation and infrastructure construction on Increment I.

With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment (“Closing Payment”) and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB of all single-family lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  If prior to December 31, 2005, Kaupulehu Developments has not received percentage payments equal to or greater than $2,500,000 in the aggregate, WB will pay Kaupulehu Developments the amount by which the aggregate amount of all prior Percentage Payments made by WB to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received Percentage Payments (including payments in lieu of Percentage Payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB will pay Kaupulehu Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.  Additionally, WB agreed to pay Kaupulehu Developments non-refundable interim payments of $50,000 per month (“Interim Payments”), until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB’s payment to Kaupulehu Developments of a total of $900,000 in Interim Payments subsequent to February 2004.

Kaupulehu Developments, WB and The Trustees of The Estate of Bernice Pauahi Bishop (“KS”) also entered into an agreement (the “Step-In Rights Agreement”) whereby if WB elects not to proceed with development of Increment I within the time frame set forth in the Step-In Rights Agreement, which may be extended by KS, or defaults under the terms of its lease with KS, Kaupulehu Developments would have the right to succeed to WB’s development rights and develop the property without any payment to WB.

For Increment II, Kaupulehu Developments and WB agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II.  WB, however, may terminate such negotiations at any time without any further obligation. Under the terms of the Step-In Rights Agreement, if at the end of three years following the closing of the sale of the first single-family lot in Increment I the parties have not entered into a definitive agreement with respect to Increment II, the leasehold rights with respect to Increment II will revert to Kaupulehu Developments.

The sale of Kaupulehu Developments’ interest in Increment I was accounted for by use of the cost recovery method, under which no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to the leasehold interest sold.  The revenue from the $11,550,000 Closing Payment plus the post-closing $50,000 Interim Payment received in March 2004, was reduced by $693,000 of fees related to the sale, approximately $402,000 in other costs related to the sale, and $3,475,000 of previously capitalized costs relating to Increment I.  The $7,030,000 of net revenue is recorded in the Consolidated Statements of Operations for the three and six months ended March 31, 2004 as “Sale of interest in leasehold land, net.”  Operating profit on the Increment I transaction, after minority interest, totaled approximately $5,200,000.  There were no sales of interests in leasehold land in the three and six months ended March 31, 2003.  As no sales price or agreement with regards to the ownership and development of Increment II has yet been determined, no revenues or cost of sales has been recognized on Increment II.

The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  On December 31, 2003, Kaupulehu Makai Venture notified Kaupulehu Developments that it exercised the portion of its development rights option expiring on that date and sent Kaupulehu Developments the $2,656,000 option payment, which was received by Kaupulehu Developments in January 2004.  Accordingly, accrued revenues attributable to the development rights sale of $2,656,000 were recorded as of December 31, 2003.  Revenue from the development rights sale was reduced by $159,000 of fees related to the sale.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years as Barnwell accounts for sales of development rights under option by use of the cost recovery method, therefore there were no other expenses related to the sale.  The $2,497,000 of option revenue, net of fees, is recorded in the Consolidated Statements of Operations for the six months ended March 31, 2004 as “Sale of development rights, net.”  There were no sales of development rights in the three months ended March 31, 2004.  The total amount of remaining future option receipts, if all options are fully exercised, is $18,593,750, comprised of seven payments of $2,656,250 due on each December 31 of years 2004 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

The aforementioned $159,000 in fees ($112,000, net of minority interest) on the proceeds from the sale of development rights and $693,000 ($486,000, net of minority interest) on the proceeds from the sale of interest in leasehold land were paid in the three months ended March 31, 2004 to Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’

gross receipts from the sale of real estate interests and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments, in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from the sale of real estate interests.  In addition, Kaupulehu Developments paid Nearco $69,000 and $135,000, as fees for services Nearco performed, in the three and six months ended March 31, 2004, respectively.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.  Barnwell believes the fees are fair and reasonable compensation for such services.

Fees of $128,000 ($89,000, net of minority interest) on the proceeds from the sale of development rights in December 2002 were paid to Nearco in January 2003.  In addition, Kaupulehu Developments paid Nearco $29,000 and $104,000, as fees for services Nearco performed, in the three and six months ended March 31, 2003, respectively.

The interests held by Kaupulehu Developments at March 31, 2004 include the development rights under option; the rights to receive Increment I percentage and interim payments; the leasehold land zoned for resort/residential development within Increment II, which is under a right of negotiation with WB; and approximately 1,000 acres of leasehold land zoned conservation.  These interests relate to land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Barnwell’s cost of Kaupulehu Developments’ interests is included in the March 31, 2004 and September 30, 2003 consolidated balance sheets under the caption “Investment in Land” and consisted of the following amounts:

	March 31, 2004	September 30, 2003
Leasehold land interests:
Zoned for resort/residential development – Increment I	$—	$3,475,000
Zoned for resort/residential development – Increment II	2,983,000	2,983,000
Zoned conservation	50,000	50,000
	3,033,000	6,508,000
Development rights under option	—	—
Total investment in land	$3,033,000	$6,508,000

5.             NOTE RECEIVABLE

In January 2004, Nearco paid all interest due and payable at December 31, 2003 of $40,000 and repaid approximately $119,000 of principal on its note payable to Barnwell leaving an unpaid balance of approximately $1,192,000.  Additionally, in January 2004, Nearco fully repaid a $450,000 note and any interest due to a third party, to which Barnwell’s note was subordinated.  In February 2004, Nearco repaid the note payable to Barnwell in full and all outstanding interest totaling $1,209,000.

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

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Revenues:
Oil and natural gas	$5,895,000	$5,337,000	$11,103,000	$9,280,000
Land investment	7,130,000	50,000	9,777,000	920,000
Contract drilling	730,000	550,000	1,030,000	1,560,000
Other	142,000	—	155,000	—
Total before interest income	13,897,000	5,937,000	22,065,000	11,760,000
Interest income	23,000	53,000	65,000	210,000
Total revenues	$13,920,000	$5,990,000	$22,130,000	$11,970,000

Depreciation, depletion and amortization:
Oil and natural gas	$1,589,000	$843,000	$3,044,000	$1,654,000
Contract drilling	24,000	28,000	49,000	62,000
Other	61,000	48,000	125,000	88,000
Total	$1,674,000	$919,000	$3,218,000	$1,804,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$2,897,000	$3,574,000	$5,328,000	$5,629,000
Land investment, net of minority interest	5,312,000	39,000	7,380,000	435,000
Contract drilling	5,000	(59,000)	(55,000)	131,000
Other	81,000	(48,000)	30,000	(88,000)
Total	8,295,000	3,506,000	12,683,000	6,107,000

General and administrative expenses, net of minority interest	(2,956,000)	(1,561,000)	(4,890,000)	(2,918,000)
Interest expense	(157,000)	(122,000)	(290,000)	(202,000)
Interest income	23,000	53,000	65,000	210,000

Earnings before income taxes	$5,205,000	$1,876,000	$7,568,000	$3,197,000

7.             INCOME TAXES

The components of the provision for income taxes for the three and six months ended March 31, 2004 and 2003 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Current - U.S. Federal	$344,000	$10,000	$410,000	$76,000
Current - U.S. State	35,000	—	35,000	—
Total Current - U.S.	379,000	10,000	445,000	76,000
Current - Foreign	671,000	1,316,000	1,293,000	2,062,000
Total - Current	1,050,000	1,326,000	1,738,000	2,138,000

Deferred - U.S.	176,000	80,000	352,000	(240,000)
Deferred - Foreign	239,000	170,000	(1,172,000)	129,000
Total - Deferred	415,000	250,000	(820,000)	(111,000)
	$1,465,000	$1,576,000	$918,000	$2,027,000

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% beginning January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the six months ended March 31, 2004, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in the three months ended March 31, 2004 or three and six months ended March 31, 2003.

Barnwell’s Canadian deferred income tax liabilities were also reduced in the six months ended March 31, 2004 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003.  The bill was enacted into law in December 2003.  The reduction in the tax rate reduced Canadian deferred income taxes liabilities by approximately $100,000 in the six months ended March 31, 2004.  In the six months ended March 31, 2003, Barnwell’s Canadian deferred income tax liabilities were reduced by $75,000 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.5% to 13.0%, effective April 1, 2002.  The bill was enacted into law in December 2002.   There were no such changes in the three months ended March 31, 2004 and 2003.

The U.S. deferred tax expense of $176,000 and $352,000 for the three and six months ended March 31, 2004, respectively, includes reversals of temporary differences, resulting from the excess of expenses deductible for tax purposes over expenses recognized under the cost recovery method for books, generated by sales of Kaupulehu Developments’ development rights and interest in leasehold land.

Included in the U.S. deferred tax benefit of $240,000 for the six months ended March 31, 2003 is a $320,000 U.S. deferred tax benefit related to the sale of land development rights in December 2002.  The sale created a temporary difference due to the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes.  There was no such benefit in the three months ended March 31, 2003.

8.             PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

In December 2003, Barnwell purchased the space it was leasing for its corporate offices in Honolulu, Hawaii for approximately $1,100,000, of which $883,000 was financed by a note payable to a Hawaii bank and the remainder was paid in cash.  The note is payable in monthly principal payments of approximately $3,000, plus interest (3.125% at March 31, 2004) at the three-month London Interbank Offer Rate plus 2%, and is due in full in December 2006.  The space purchased has 4,662 useable square feet on the 29th floor of a 31-story office building built in 1993 in downtown Honolulu.  Approximately $200,000 of the purchase price was allocated to land and the remainder was allocated to property and equipment.  The portion allocated to property and equipment will be depreciated over a period of 40 years.

On October 1, 2002, Barnwell adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.  If the obligation is settled for other than the carrying amount of the liability, Barnwell will recognize a gain or loss on settlement.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  The asset retirement obligation was increased during the three and six months ended March 31, 2004 by $15,000 and $30,000, respectively, to reflect obligations incurred on wells drilled in the current periods, and by $19,000 and $38,000, respectively, for accretion of the asset retirement obligation in the current periods.

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

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Net earnings, as reported	$3,740,000	$300,000	$6,650,000	$1,170,000
Less stock-based employee compensation expense determined under the fair value based method, net of related income taxes	—	(12,000)	—	(22,000)
Pro-forma net earnings	$3,740,000	$288,000	$6,650,000	$1,148,000

Basic Earnings Per Share:
As reported	$2.83	$0.23	$5.05	$0.89
Pro forma	$2.83	$0.22	$5.05	$0.87

Diluted Earnings Per Share:
As reported	$2.66	$0.22	$4.77	$0.86
Pro forma	$2.66	$0.21	$4.77	$0.84

During the three and six months ended March 31, 2004, Barnwell issued 14,500 shares of its common stock to certain employees resulting from exercises of qualified stock options at exercise prices ranging from $11.875 to $13.063 per share.

10.          PENSION PLAN

The following table details the components of net periodic benefit cost for the three and six months ended March 31, 2004 and 2003:

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Service cost	$38,000	$32,000	$76,000	$64,000
Interest cost	46,000	43,000	91,000	86,000
Expected return on plan assets	(39,000)	(36,000)	(78,000)	(72,000)
Amortization of net asset	—	—	—	—
Amortization of prior service cost	5,000	1,000	9,000	3,000
Amortization of net actuarial loss	1,000	3,000	3,000	6,000
Net periodic benefit cost	$51,000	$43,000	$101,000	$87,000

There were no plan contributions for the three and six months ended March 31, 2004.  Barnwell estimates that it will contribute approximately $80,000 to the plan in the year ended September 30, 2004.  A contribution of $7,000 was made in the three and six months ended March 31, 2003.

11.          RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 132, “Employers’ Disclosures about Pensions and other Postretirement Benefits,” establishing additional annual disclosures about plan assets, investment strategy, measurement date, plan obligations and cash flows.  In addition, the revised standard established interim disclosure requirements related to the net periodic benefit cost recognized and contributions paid or expected to be paid during the current fiscal year.  The new annual disclosures are effective for financial statements with fiscal years ending after December 15, 2003 and the interim-period disclosures were effective for interim periods beginning after December 15, 2003.  Barnwell adopted the interim disclosures in its quarter ending March 31, 2004 and will adopt the annual disclosures in its fiscal year ending September 30, 2004.  The adoption of the revisions to SFAS No. 132 will have no impact on Barnwell’s financial condition, results of operations or liquidity.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position.  Previously, many of those financial instruments were classified as equity.  SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have a material impact on Barnwell’s financial condition, results of operations or liquidity.  In November 2003, the effective date for certain mandatorily redeemable non-controlling interests was deferred indefinitely.

12.          OTHER

In May 2004, Barnwell voluntarily delisted its common stock from the Toronto Stock Exchange.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Please see Notes 5, 6, 7, 9 and 11 of the “Notes to the Consolidated Financial Statements” in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2003.  In December 2003, Barnwell purchased the space it was leasing for its corporate offices in Honolulu, Hawaii for approximately $1,100,000, of which $883,000 was financed by a note payable to a Hawaii bank and the remainder was paid in cash.  The note is payable in monthly principal payments of approximately $3,000, plus interest (3.125% at March 31, 2004) at the three-month London Interbank Offer Rate plus 2%, and is due in full in December 2006.  During the six months ended March 31, 2004, Barnwell repaid approximately $450,000 of the note principal.  Future annual principal payments for the note are as follows: remainder of fiscal 2004 - $18,000; fiscal 2005 - $36,000; fiscal 2006 - $36,000; fiscal 2007 - $343,000.  There have been no other significant changes in contractual obligations and commercial commitments from September 30, 2003 to March 31, 2004, other than those reported elsewhere in this Form 10-QSB.

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

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.   Kaupulehu Developments’ development rights are under option to a developer and revenues are recognized when options are exercised.  The remaining options are comprised of seven payments of $2,656,250 due on each December 31 of years 2004 to 2010.  In February 2004, Kaupulehu Developments entered into an agreement with an independent buyer whereby Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments, to the buyer.  For the first increment, Kaupulehu Developments received an $11,550,000 cash closing payment and is also entitled to receive future payments from the buyer based on the following percentages of gross receipts from the developer’s sales of single-family residential lots in the first increment: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  For the second increment, Kaupulehu Developments agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II.  The area in which Kaupulehu Developments’ interests are located has experienced strong demand for premium residential real estate in recent years, however there is no assurance that any future development rights or percentage payments will be received.

Barnwell also drills water wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results for the three months ended December 31, 2003 reflected the impact of a decrease in activity due to cyclical changes in the timing of jobs put out for bid by governmental and private entities.  During the three months ended March 31, 2004, activity has increased as the number of contracts awarded has increased.  Management estimates that contract drilling activity will increase for the remainder of fiscal 2004, as compared to the same period in the prior year.

RESULTS OF OPERATIONS

Summary/General

For the three and six months ended March 31, 2004, Barnwell reported net earnings of $3,740,000 and $6,650,000, respectively, as compared to net earnings of $300,000 and $1,170,000 for the same periods in the prior fiscal year.  Net earnings for the three months ended March 31, 2004 increased as compared to the same period in the prior year as a result of an increase in land investment segment operating profit due to the sale of an interest in leasehold land.  Net earnings for the six months ended March 31, 2004 increased as compared to the same period in the prior year as a result of an increase in land investment operating profit due to the sale of an interest in leasehold land and the sale of development rights, and a deferred income tax benefit of $1,540,000 resulting from a reduction in Canadian income tax rates in the three months ended December 31, 2003.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 15% in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, and 17% in the six months ended March 31, 2004 as compared to the six months ended March 31, 2003.  The exchange rate of the Canadian dollar to the U.S. dollar at March 31, 2004 increased 3% as compared to September 30, 2003.  This increase in the value of the Canadian dollar in U.S. dollars increased Barnwell’s reported revenues and expenses and assets and liabilities.

Oil and Natural Gas

The following tables set forth Barnwell’s net production and average price per unit of production for the three and six months ended March 31, 2004, as compared to the three and six months ended March 31, 2003.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

SELECTED OPERATING STATISTICS

	Average Prices
	Three months ended March 31,		Increase (Decrease)
	2004	2003	$	%
Natural Gas (MCF)*	$4.68	$5.08	$(0.40)	(8)%
Oil (Bbls)**	$31.90	$30.94	$0.96	3%
Liquids (Bbls)**	$23.78	$23.41	$0.37	2%

	Six months ended March 31,		Increase
	2004	2003	$	%
Natural Gas (MCF)*	$4.38	$4.14	$0.24	6%
Oil (Bbls)**	$29.56	$28.03	$1.53	5%
Liquids (Bbls)**	$22.61	$22.23	$0.38	2%

	Net Sales Volumes
	Three months ended March 31,		Increase
	2004	2003	Units	%
Natural Gas (MCF)*	822,000	707,000	115,000	16%
Oil (Bbls)**	40,000	33,000	7,000	21%
Liquids (Bbls)**	23,000	22,000	1,000	5%

	Six months ended March 31,		Increase
	2004	2003	Units	%
Natural Gas (MCF)*	1,644,000	1,465,000	179,000	12%
Oil (Bbls)**	80,000	70,000	10,000	14%
Liquids (Bbls)**	50,000	40,000	10,000	25%

*MCF = 1,000 cubic feet

**Bbls = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $540,000 (11%) for the three months ended March 31, 2004, as compared to the same period in the prior year, due to increases in oil and natural gas liquids prices and increases in production for all petroleum products.  Oil and natural gas revenues increased $1,760,000 (20%) for the six months ended March 31, 2004, as compared to the same period the prior year, due to increases in both prices and production for all petroleum products.

The increases in production were due to new production from the Bonanza, Pouce Coupe, Leduc, Wood River and Wizard Lake areas.

Oil and natural gas operating expenses increased $489,000 (53%) and $734,000 (37%) for the three and six months ended March 31, 2004, as compared to the same periods in the prior year.  Increases in gas gathering and processing fees attributable to production from new wells and in expenses incurred to re-enter wells for repair, maintenance and cleaning increased oil and natural gas operating expenses $312,000 and $334,000 for the three and six months ended March 31, 2004, respectively, as compared to the same period in the prior year.  Also contributing to the increases were 15% and 17% increases in the average exchange rate of the Canadian dollar to the U.S. dollar which increased oil and natural gas operating expenses $177,000 and $400,000 for the three and six months ended March 31, 2004, respectively, as compared to the same periods in the prior year.

Sale of Interest in Leasehold Land, Sale of Development Rights, and Minority Interest in Earnings

On February 13, 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition LLC (“WB”) by which Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments, to WB.  There is no affiliation between Kaupulehu Developments and WB.  WB is an affiliate of Westbrook Partners, developers of the Kuki’o Resort.  The first increment (“Increment I”) is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Resort Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  The second increment (“Increment II”) is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.

 With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment (“Closing Payment”) and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB of all single-family lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.

If prior to December 31, 2005, Kaupulehu Developments has not received percentage payments equal to or greater than $2,500,000 in the aggregate, WB will pay Kaupulehu Developments the amount by which the aggregate amount of all prior Percentage Payments made by WB to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received Percentage Payments (including payments in lieu of Percentage Payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB will pay Kaupulehu Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.

Additionally, WB agreed to pay Kaupulehu Developments non-refundable interim payments of $50,000 per month (“Interim Payments”), until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB’s payment to Kaupulehu Developments of a total of $900,000 in Interim Payments subsequent to February 2004.

Kaupulehu Developments, WB and The Trustees of The Estate of Bernice Pauahi Bishop (“KS”) also entered into an agreement (the “Step-In Rights Agreement”) whereby if WB elects not to proceed with development of Increment I within the time frame set forth in the Step-In Rights Agreement, which may be extended by KS, or defaults under the terms of its lease with KS, Kaupulehu Developments would have the right to succeed to WB’s development rights and develop the property without any payment to WB.

In March 2004, WB commenced site preparation and infrastructure construction on Increment I.

For Increment II, Kaupulehu Developments and WB agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II.  WB, however, may terminate such negotiations at any time without any further obligation. Under the terms of the Step-In Rights Agreement, if at the end of three years following the closing of the sale of the first single-family lot in Increment I the parties have not entered into a definitive agreement with respect to Increment II, the leasehold rights with respect to Increment II will revert to Kaupulehu Developments.

The sale of Kaupulehu Developments’ interest in Increment I was accounted for by use of the cost recovery method, under which no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to the leasehold interest sold.  The revenue from the $11,550,000 Closing Payment plus the post-closing $50,000 Interim Payment received in March 2004, was reduced by $693,000 of fees related to the sale, approximately $402,000 in other costs related to the sale, and $3,475,000 of previously capitalized costs relating to Increment I.  The $7,030,000 of net revenue is recorded in the Consolidated Statements of Operations for the three and six months ended March 31, 2004 as “Sale of interest in leasehold land, net.”  Operating profit on the Increment I transaction, after minority interest, totaled approximately $5,200,000.  There were no sales of interests in leasehold land in the three and six months ended March 31, 2003.  As no sales price or agreement with regards to the ownership and development of Increment II has yet been determined, no revenues or cost of sales has been recognized on Increment II.

Net revenues from the sale of development rights increased $1,777,000 to $2,497,000 for the six months ended March 31, 2004, as compared to $720,000 for the same period in the prior year.  On December 31, 2003, Kaupulehu Makai Venture exercised the portion of its development rights option expiring on that date and sent Kaupulehu Developments the required $2,656,000 option payment, which was received by Kaupulehu Developments in January 2004.  Accordingly, accrued revenues attributable to the development rights sale of $2,656,000 were recorded as of December 31, 2003.  Revenue from the option exercise was reduced by $159,000 of fees related to the sale, resulting in net revenues of $2,497,000 and a $1,950,000 operating profit, after minority interest, on the transaction.  There were no other costs deducted from revenues from the sale of development rights in the six months ended March 31, 2004 as all capitalized costs associated with the development rights were expensed in previous years under the cost recovery method.  In the six months ended March 31, 2003, $2,125,000 of revenues from the sale of development rights was reduced by $128,000 of fees related to the sale and $1,277,000 of cost basis related to the development rights, resulting in net revenues of $720,000 and a $280,000 operating profit, after minority interest, on the transaction.  There were no sales of development rights in the three months ended March 31, 2004 and 2003.

Contract Drilling

Contract drilling revenues and costs increased $180,000 (33%) and $120,000 (21%), respectively, for the three months ended March 31, 2004, due to an increase in water well drilling activity as compared to the same period in the prior year.

Contract drilling revenues and costs decreased $530,000 (34%) and $331,000 (24%), respectively, for the six months ended March 31, 2004, due to a significant decrease in water well drilling activity in the three months ended December 31, 2003, as compared to the same period in the prior year.   Water well drilling activity increased in the three months ended March 31, 2004, however the increase was not sufficient to offset the decrease for the three months ended December 31, 2003, as compared to the same period in the prior year.

Gas Processing and Other

Gas processing and other income increased $180,000 (60%) and $123,000 (17%) for the three and six months ended March 31, 2004, respectively, as compared to the same periods in 2003.  During the three and six months ended March 31, 2004, fees received by Kaupulehu Developments, Barnwell’s 77.6% owned land development partnership, were $50,000 higher than the same periods of the prior year.  In addition, in March 2004, Barnwell sold an approximately two and one-quarter acre parcel of fee simple vacant land located in the Shipman Industrial Tract in the Hilo district of the Island of Hawaii for $440,000, net of costs related to the sale; the property was formerly used as a storage and maintenance yard by Barnwell’s contract drilling segment.  The gain on the sale of the Shipman property totaled $139,000 for the three and six months ended March 31, 2004; there were no such sales during the three and six months ended March 31, 2003.

Partially offsetting the increase in other income for the six months ended March 31, 2004 was a decrease in interest due to the fact that interest income for the six months ended March 31, 2003 included $102,000 of interest on an income tax refund from the Canadian government relating to Barnwell’s fiscal 1994 tax return.  There was no such item in the three and six months ended March 31, 2004.

General and Administrative Expenses

General and administrative expenses increased $1,418,000 (88%) and $1,980,000 (65%) for the three and six months ended March 31, 2004, respectively, as compared to the same periods in the prior year.  The increases were due to $733,000 of bonuses issued in conjunction with the consummation of Kaupulehu Developments’ sale of an interest in leasehold land in February 2004, the impact of an increase in Barnwell’s stock price on stock appreciation rights, which increased general and administrative expenses by $386,000 and $659,000 for the three and six months ended March 31, 2004, respectively, as compared to the same periods in the prior year, and $288,000 and $460,000 increases in personnel costs for the three and six months ended March 31, 2004, respectively, as compared to the same periods in the prior year.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization increased $755,000 (82%) for the three months ended March 31, 2004, as compared to the same period in the prior year, due to a 41% increase in the depletion rate, a 16% increase in production (in MCF equivalents where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents), and a 15% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Depletion, depreciation and amortization increased $1,414,000 (78%) for the six months ended March 31, 2004, as compared to the same period in the prior year, due to a 37% increase in the depletion rate, a 14% increase in production and a 17% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves, and development costs that are incurred to help maintain or increase rates of production from reserves found in previous years.  Barnwell’s cost of finding and developing proven reserves has increased as a result of the cost of oil and natural gas exploration and development having increased along with product prices, the drilling of unsuccessful wells in the current and prior years, and as a portion of recent oil and natural gas capital expenditures have benefited the development of current reserves more than increased reserves.

Interest Expense

Interest expense increased $35,000 (29%) for the three months ended March 31, 2004, as compared to the same period in the prior year, due principally to higher average loan balances.

Interest expense increased $88,000 (44%) for the six months ended March 31, 2004, as compared to the same period in the prior year, due principally to decreased capitalized interest and higher average loan balances. Attainment of zoning and development entitlements for Kaupulehu Developments’ leasehold land interests in approximately 870 acres of land zoned for resort/residential development was substantially complete as of the end of December 2002. Accordingly, effective January 1, 2003, Barnwell no longer capitalizes interest on the accumulated development costs of the property.

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Interest costs incurred	$157,000	$122,000	$290,000	$249,000

Less interest costs capitalized on investment in land	—	—	—	(47,000)
Interest expense	$157,000	$122,000	$290,000	$202,000

Income Taxes

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% beginning January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the six months ended March 31, 2004, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in the three months ended March 31, 2004 or the three and six months ended March 31, 2003.

Barnwell’s Canadian deferred income tax liabilities were also reduced in the six months ended March 31, 2004 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003.  The bill was enacted into law in December 2003.  The reduction in the tax rate reduced Canadian deferred income taxes liabilities by approximately $100,000 in the six months ended March 31, 2004.  In the six months ended March 31, 2003, Barnwell’s Canadian deferred income tax liabilities were reduced by $75,000 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.5% to 13.0%, effective April 1, 2002.  The bill was enacted into law in December 2002.  There were no such changes in the three months ended March 31, 2004 and 2003.

The U.S. deferred tax expense of $176,000 and $352,000 for the three and six months ended March 31, 2004, respectively, includes reversals of temporary differences, resulting from the excess of expenses deductible for tax purposes over expenses recognized under the cost recovery method for books, generated by sales of Kaupulehu Developments’ development rights and interest in leasehold land.

Included in the U.S. deferred tax benefit of $240,000 for the six months ended March 31, 2003 is a $320,000 U.S. deferred tax benefit related to the sale of land development rights in December 2002.  The sale of land development rights created a temporary difference due to the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes.  There was no such benefit in the three months ended March 31, 2003.

The provision for income taxes for the prior year periods did not bear a normal relationship to earnings before income taxes because Canadian taxes were payable on Canadian operations and losses from U.S. operations provide no foreign tax benefits.

Foreign Currency Fluctuations and Other Comprehensive Income

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 15% and 17% in the three and six months ended March 31, 2004, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 3% at March 31,

2004, as compared to September 30, 2003, and decreased 1% at March 31, 2004, as compared to December 31, 2003.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have fluctuated in relationship to such changes in the exchange rate.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases in value of the Canadian dollar to the U.S. dollar generates other comprehensive income, and decreases in value of the Canadian dollar to the U.S. dollar generates an other comprehensive loss.  Other comprehensive income (loss) for the three months ended March 31, 2004 was a loss of $246,000, a decrease of $1,250,000 as compared to other comprehensive income of $1,004,000 for the same period of the prior year.  Other comprehensive income for the six months ended March 31, 2004 was $563,000, a $481,000 decrease as compared to $1,044,000 in the same period of the prior year.

Foreign currency transaction gains and losses were not material in the three and six months ended March 31, 2004 and 2003 and are reflected in general and administrative expenses.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations totaled $718,000 for the six months ended March 31, 2004, a decrease of $2,770,000 as compared to $3,488,000 of cash flows provided by operations for the same period in the prior year.  The decrease was partially due to an increase in income taxes paid in the current period.  Income taxes of $2,228,000 were paid in the six months ended March 31, 2004, as compared to $830,000 for the six months ended March 31, 2003, an increase of $1,398,000.  In addition, differences in the timing and amount of accounts receivable resulted in an approximately $750,000 decrease in cash flow from operations, as did $733,000 of bonuses issued in conjunction with the consummation of Kaupulehu Developments’ sale of an interest in leasehold land in February 2004.

Cash flows provided by investing activities were $8,613,000 for the six months ended March 31, 2004, an increase of $10,782,000 from cash used in investing activities of $2,169,000 for the six months ended March 31, 2003.  The increase is due primarily to Kaupulehu Developments’ sale of an interest in leasehold land, which generated $10,505,000 of cash, net of associated costs.  In addition, cash flows from Kaupulehu Developments’ sale of development rights, net of associated costs, increased $500,000 to $2,497,000 in the current period, as compared to $1,997,000 in the same period in the prior year.  Barnwell also fully collected a $1,311,000 note receivable, and received $440,000 of proceeds, net of associated costs, from the sale of land that was previously utilized as a contract drilling storage yard.  These increases in cash inflows from investing activities were partially offset by a $1,285,000 cash outflow resulting from investments in six-month and one-year certificates of deposit at various financial institutions, and a $664,000 increase in outflows for capital expenditures from $4,191,000 in the six months ended March 31, 2003 to $4,855,000 in the six months ended March 31, 2004.

During the six months ended March 31, 2004, Barnwell purchased the office space it was previously leasing for approximately $1,100,000, of which $883,000 was financed by a note payable to a Hawaii bank and the remainder was paid in cash and is reflected in capital expenditures.  The note is payable in monthly principal payments of approximately $3,000, plus interest (3.125% at March 31, 2004) at the three-month London Interbank Offer Rate plus 2%, and is due in full in December 2006.

The space purchased has 4,662 useable square feet on the 29th floor of a 31-story office building built in 1993 in downtown Honolulu.  Approximately $200,000 of the purchase price was allocated to land and the remainder was allocated to property and equipment.  The portion allocated to property and equipment will be depreciated over a period of 40 years.

During the three and six months ended March 31, 2004, Barnwell invested $1,506,000 and $4,615,000, respectively, in oil and natural gas properties in Canada, as compared to $2,236,000 and $4,111,000 during the same respective periods in the prior year.  During the three months ended March 31, 2004, Barnwell participated in the drilling of 25 gross wells (4.1 net wells) in Canada.  Two gross exploratory wells (0.6 net well) were not successful and 23 gross wells (3.5 net wells) are currently being evaluated or appear to be successful.  The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

During the six months ended March 31, 2004, Barnwell participated in the drilling of 101 gross wells (8.6 net wells) in Canada.  Five gross exploratory wells (2.0 net wells) and one gross development well (0.1 net well) were not successful and 95 gross wells (6.5 net wells) are currently being evaluated or appear to be successful.  Barnwell’s participation in the drilling of 65 gross wells (2.2 net wells) was a result of Barnwell’s ownership of an average 3.3% working interest in a shallow development prospect in Southern Alberta.  Sixteen gross development wells (1.4 net wells) were drilled at Dunvegan, Barnwell’s principal producing oil and natural gas property; 15 gross wells (1.3 net wells) were successful and one gross well (0.1 net well) was not successful.  Of the five gross exploratory unsuccessful wells (2.0 net wells), one gross well (0.1 net well) was at Thornbury and four gross wells (1.9 net wells) were on prospects developed by Barnwell; one well was at Bonanza, one at Balsam, one at Progress and one at Cessford.

Management currently estimates, on an MCF equivalent basis (where one barrel of oil and natural gas liquids is converted to 5.8 MCF equivalents), that approximately 30% of reserves produced for the six months ended March 31, 2004 was replaced as a result of Barnwell’s capital expenditures for the six months ended March 31, 2004.  Management estimates that oil and natural gas capital expenditures for fiscal 2004 will range from $11,000,000 to $13,000,000.

During the six months ended March 31, 2004, Barnwell used $4,671,000 of cash flows for financing activities, a $3,766,000 increase from $905,000 in the same period of the prior year.  Barnwell distributed $2,633,000 to minority interests resulting from Kaupulehu Developments’ property sales, a $2,358,000 increase in minority distributions from $275,000 during the same period of the prior year.  Barnwell also made $1,293,000 of long-term debt net repayments, a $663,000 increase from debt repayments of $630,000 in the same period of the prior year; of the $1,293,000 in current period debt net repayments, $450,000 was paid toward the note payable to a Hawaii bank and $843,000 was paid toward the credit facility with the Royal Bank of Canada.  Barnwell also paid $923,000 in dividends (no dividends were paid in the prior year period), and collected $178,000 in proceeds from employees’ exercise of stock options (no stock options were exercised in the prior year period).

In February 2004, Barnwell declared a dividend of $0.50 per share payable March 12, 2004, to stockholders of record on February 27, 2004.

In December 2003, Barnwell declared a dividend of $0.20 per share payable January 6, 2004, to stockholders of record on December 22, 2003.

The Royal Bank of Canada has renewed Barnwell’s credit facility through April 2005 at an unchanged $19,000,000 Canadian dollars, or approximately $14,500,000 at March 31, 2004, and with an increase in the interest rate of U.S. dollar denominated borrowings from the London Interbank Offer Rate plus 1-3/4% to the London Interbank Offer Rate plus 2%.

At March 31, 2004, Barnwell had $6,312,000 in cash and cash equivalents, and approximately $4,700,000 of available credit under its credit facility with the Royal Bank of Canada.  Barnwell believes its current cash balances, certificates of deposit, future cash flows from operations, land segment sales, collection of receivables, and available credit will be sufficient to fund its estimated capital expenditures for at least the next twelve months and meet the repayment schedule on its long-term debt.  However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, current working capital balances and cash flows generated by operations may not be sufficient to fund Barnwell’s current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.  Additionally, if Barnwell’s credit facility with a Canadian bank is reduced below the current level of borrowings under the facility after the April 2005 review, Barnwell may be required to reduce expenditures or seek alternative sources of financing to make any required payments under the facility.

Item 3.    Controls and Procedures

As of March 31, 2004, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in Barnwell’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The 2004 Annual Meeting of Stockholders of the registrant was held on March 1, 2004.

(b) At the 2004 Annual Meeting the following were elected as directors:

Director	For	Abstain
Morton H. Kinzler	1,089,913	92,929
Alan D. Hunter	1,089,913	92,905
Erik Hazelhoff-Roelfzema	1,089,913	92,929
Martin Anderson	1,089,913	92,905
Murray C. Gardner	1,089,934	92,908
Alexander C. Kinzler	1,089,937	92,905
Terry Johnston	1,089,937	92,905
Russell M. Gifford	1,089,937	92,905
Diane G. Kranz	1,089,937	92,905

Item 6.    Exhibits and reports on Form 8-K

(a) Exhibits

Exhibit No. 2.1 – Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (Incorporated by reference to Barnwell’s Form 8-K filed on February 13, 2004).

Exhibit No. 2.2 – Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004 (Incorporated by reference to Barnwell’s Form 8-K filed on February 13, 2004).

Exhibit No. 31.1 – Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit No. 31.2 – Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit No. 32 – Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On February 13, 2004, Barnwell filed a Form 8-K to report the disposition of assets to WB KD Acquisition, LLC.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President and
Chief Financial Officer

Date: May 14, 2004