Form 10QSB
period 2004-06-30
BARNWELL INDUSTRIES INC
filed 2004-08-12
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes   ☒                                      No   ☐

As of August 12, 2004 there were 1,331,010 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format                                         Yes   ☐       No   ☒

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, see Note A below)

	June 30, 2004	September 30, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,635,000	$1,648,000
Certificates of deposit	1,982,000	—
Accounts receivable, net	3,528,000	2,866,000
Note receivable	—	1,311,000
Other current assets	2,127,000	1,056,000
TOTAL CURRENT ASSETS	12,272,000	6,881,000

INVESTMENT IN LAND	3,033,000	6,508,000

NET PROPERTY AND EQUIPMENT	45,395,000	38,948,000

TOTAL ASSETS	$60,700,000	$52,337,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,499,000	$3,357,000
Accrued liabilities	5,226,000	3,392,000
Accrued capital expenditures	4,603,000	2,690,000
Income taxes payable	—	442,000
Other current liabilities	875,000	637,000
TOTAL CURRENT LIABILITIES	15,203,000	10,518,000

LONG-TERM DEBT	7,700,000	10,477,000

ASSET RETIREMENT OBLIGATION	1,544,000	1,432,000

DEFERRED INCOME TAXES	8,947,000	9,443,000

MINORITY INTEREST	432,000	834,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share:
Authorized, 4,000,000 shares; issued, 1,658,297 shares at June 30, 2004 and 1,642,797 shares at September 30, 2003	829,000	821,000
Additional paid-in capital	3,368,000	3,139,000
Retained earnings	28,935,000	22,018,000
Accumulated other comprehensive loss - foreign currency translation adjustments	(1,404,000)	(1,491,000)
Treasury stock, at cost, 328,287 shares	(4,854,000)	(4,854,000)

TOTAL STOCKHOLDERS’ EQUITY	26,874,000	19,633,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,700,000	$52,337,000

Note A:                              The condensed consolidated balance sheet at September 30, 2003 has been derived from the audited consolidated financial statements at that date.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Revenues:
Oil and natural gas	$6,410,000	$5,470,000	$17,130,000	$14,430,000
Sale of interest in leasehold land, net	150,000	—	7,180,000	—
Sale of development rights, net	—	—	2,497,000	720,000
Contract drilling	930,000	260,000	1,960,000	1,820,000
Gas processing and other	80,000	410,000	933,000	1,140,000
	7,570,000	6,140,000	29,700,000	18,110,000
Costs and expenses:
Oil and natural gas operating	1,270,000	1,091,000	4,001,000	3,088,000
Contract drilling operating	788,000	274,000	1,824,000	1,641,000
General and administrative	1,423,000	1,490,000	6,451,000	4,538,000
Depreciation, depletion and amortization	1,780,000	1,259,000	4,998,000	3,063,000
Interest expense	98,000	125,000	388,000	327,000
Minority interest in earnings (losses)	(28,000)	(25,000)	2,231,000	330,000
	5,331,000	4,214,000	19,893,000	12,987,000

Earnings before income taxes	2,239,000	1,926,000	9,807,000	5,123,000

Income tax provision	1,049,000	1,276,000	1,967,000	3,303,000

NET EARNINGS	$1,190,000	$650,000	$7,840,000	$1,820,000

BASIC EARNINGS PER COMMON SHARE	$0.90	$0.49	$5.93	$1.38

DILUTED EARNINGS PER COMMON SHARE	$0.85	$0.47	$5.62	$1.33

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$7,840,000	$1,820,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	4,998,000	3,063,000
Minority interest in earnings	2,231,000	330,000
Accretion of asset retirement obligation	56,000	64,000
Gain on sale of contract drilling yard	(139,000)	—
Deferred income taxes	(984,000)	(35,000)
Sale of development rights, net	(2,497,000)	(720,000)
Sale of interest in leasehold land, net	(7,180,000)	—
	4,325,000	4,522,000
Increase from changes in current assets and liabilities	1,482,000	2,503,000
Net cash provided by operating activities	5,807,000	7,025,000

Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net	10,655,000	—
Proceeds from sale of development rights, net	2,497,000	1,997,000
Proceeds from collection of note receivable	1,311,000	70,000
Proceeds from sale of contract drilling yard, net	440,000	—
Investments in certificates of deposit	(1,982,000)	—
Capital expenditures	(8,669,000)	(7,095,000)
Additions to investment in land	—	(45,000)
Net cash provided by (used in) investing activities	4,252,000	(5,073,000)

Cash flows from financing activities:
Distributions to minority interest partners	(2,633,000)	(275,000)
Repayments of long-term debt	(3,706,000)	(1,161,000)
Payment of dividends	(923,000)	—
Proceeds from exercise of stock options	191,000	—
Net cash used in financing activities	(7,071,000)	(1,436,000)
Effect of exchange rate changes on cash and cash equivalents	(1,000)	30,000
Net increase in cash and cash equivalents	2,987,000	546,000
Cash and cash equivalents at beginning of period	1,648,000	1,489,000
Cash and cash equivalents at end of period	$4,635,000	$2,035,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amounts capitalized for the nine months ended June 30, 2003)	$360,000	$347,000
Income taxes	$3,501,000	$1,258,000

Supplemental disclosure of non-cash investing and financing activities:

For the nine months ended June 30, 2004 and 2003, net oil and natural gas properties increased $45,000 and $1,399,000, respectively, and the asset retirement obligation increased $101,000 and $1,470,000, respectively, as a result of adoption of Statement of Financial Accounting Standards No. 143 on October 1, 2002.

In December 2003, Barnwell purchased the premises and associated fee simple land interest of its corporate office in Honolulu, Hawaii, for approximately $1,100,000, of which $883,000 was financed by long-term debt (the debt was subsequently repaid in full in June 2004).

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended June 30, 2004 and 2003

(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balances at March 31, 2003	$821,000	$3,139,000		$20,868,000	$(2,839,000)	$(4,854,000)	$17,135,000

Comprehensive income:
Net earnings			$650,000	650,000			650,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments			1,377,000		1,377,000		1,377,000
Total comprehensive income			$2,027,000

Balances at June 30, 2003	$821,000	$3,139,000		$21,518,000	$(1,462,000)	$(4,854,000)	$19,162,000

Balances at March 31, 2004	$828,000	$3,310,000		$27,745,000	$(928,000)	$(4,854,000)	$26,101,000

Exercise of stock options, 1,000 shares	1,000	12,000					13,000

Tax benefit from employee stock option transactions		46,000					46,000

Comprehensive income:
Net earnings			$1,190,000	1,190,000			1,190,000
Other comprehensive loss, net of income taxes – foreign currency translation adjustments			(476,000)		(476,000)		(476,000)
Total comprehensive income			$714,000

Balances at June 30, 2004	$829,000	$3,368,000		$28,935,000	$(1,404,000)	$(4,854,000)	$26,874,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine months ended June 30, 2004 and 2003

(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balances at September 30, 2002	$821,000	$3,139,000		$19,698,000	$(3,883,000)	$(4,854,000)	$14,921,000

Comprehensive income:
Net earnings			$1,820,000	1,820,000			1,820,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments			2,421,000		2,421,000		2,421,000
Total comprehensive income			$4,241,000

Balances at June 30, 2003	$821,000	$3,139,000		$21,518,000	$(1,462,000)	$(4,854,000)	$19,162,000

Balances at September 30, 2003	$821,000	$3,139,000		$22,018,000	$(1,491,000)	$(4,854,000)	$19,633,000

Exercise of stock options, 15,500 shares	8,000	183,000					191,000

Tax benefit from employee stock option transactions		46,000					46,000

Dividends declared ($0.70 per share)				(923,000)			(923,000)

Comprehensive income:
Net earnings			$7,840,000	7,840,000			7,840,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments			87,000		87,000		87,000
Total comprehensive income			$7,927,000

Balances at June 30, 2004	$829,000	$3,368,000		$28,935,000	$(1,404,000)	$(4,854,000)	$26,874,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of June 30, 2004, the Consolidated Statements of Operations for the three and nine months ended June 30, 2004 and 2003, the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2004 and 2003, and the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and nine months ended June 30, 2004 and 2003 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as “Barnwell”) and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2003 has been derived from audited financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Barnwell’s September 30, 2003 annual report on Form 10-KSB.  The results of operations for the period ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

2.                                      EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding was 1,329,032 and 1,321,610 for the three and nine months ended June 30, 2004, respectively, and 1,314,510 for both the three and nine months ended June 30, 2003.

Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares.  The weighted-average number of common and potentially dilutive common shares outstanding were 1,408,074 and 1,395,090 for the three and nine months ended June 30, 2004, respectively, and 1,374,862 and 1,367,236 for the three and nine months ended June 30, 2003, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and nine months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30, 2004
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$1,190,000	1,329,032	$0.90
Effect of dilutive securities - common stock options	—	79,042
Diluted earnings per share	$1,190,000	1,408,074	$0.85

	Nine months ended June 30, 2004
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$7,840,000	1,321,610	$5.93
Effect of dilutive securities - common stock options	—	73,480
Diluted earnings per share	$7,840,000	1,395,090	$5.62

	Three months ended June 30, 2003
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$650,000	1,314,510	$0.49
Effect of dilutive securities - common stock options	—	60,352
Diluted earnings per share	$650,000	1,374,862	$0.47

	Nine months ended June 30, 2003
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$1,820,000	1,314,510	$1.38
Effect of dilutive securities - common stock options	—	52,726
Diluted earnings per share	$1,820,000	1,367,236	$1.33

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

3.                                      CASH AND CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.  At June 30, 2004, Barnwell had $1,982,000 of certificates of deposit at various financial institutions with maturities ranging from September 2004 to

April 2005.  Due to their original maturities, these certificates of deposit are excluded from cash and cash equivalents and are reported separately on the Condensed Consolidated Balance Sheets.

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

With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment (“Closing Payment”) and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB of all single-family lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  If prior to December 31, 2005, Kaupulehu Developments has not received percentage payments equal to or greater than $2,500,000 in the aggregate, WB will pay Kaupulehu Developments the amount by which the aggregate amount of all prior Percentage Payments made by WB to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received Percentage Payments (including payments in lieu of Percentage Payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB will pay Kaupulehu Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.  Additionally, WB agreed to pay Kaupulehu Developments non-refundable interim payments of $50,000 per month (“Interim Payments”), until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB’s payment to Kaupulehu Developments of a total of $900,000 in Interim Payments subsequent to February 2004.  As of June 30, 2004, Kaupulehu Developments has received a total of $200,000 of Interim Payments subsequent to February 2004.  There is no assurance that any future Interim Payments or any Percentage Payments will be received.

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

The sale of Kaupulehu Developments’ interest in Increment I was accounted for by use of the cost recovery method, under which no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to the leasehold interest sold.  The revenue from the $11,550,000 Closing Payment plus $200,000 of post-closing Interim Payments received in March through June 2004, was reduced by $693,000 of fees related to the sale, approximately $402,000 in other costs related to the sale, and $3,475,000 of previously capitalized costs relating to Increment I.  The $150,000 of net revenue from the Interim Payments received in the three months ended June 30, 2004 and the $7,180,000 of net revenue from the Closing Payment and Interim Payments for the nine months ended June 30, 2004 are recorded in the Consolidated Statements of Operations as “Sale of interest in leasehold land, net.”  Operating profit on the Increment I transaction, after minority interest, totaled approximately $116,000 and $5,350,000 for the three and nine months ended June 30, 2004, respectively.  There were no sales of interests in leasehold land in the three and nine months ended June 30, 2003.  As no sales price or agreement with regards to the ownership and development of Increment II has yet been determined, no revenues or cost of sales have been recognized on Increment II.

The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  On December 31, 2003, Kaupulehu Makai Venture notified Kaupulehu Developments that it exercised the portion of its development rights option expiring on that date and sent Kaupulehu Developments the $2,656,000 option payment, which was received by Kaupulehu Developments in January 2004.  Accordingly, accrued revenues attributable to the development rights sale of $2,656,000 were recorded as of December 31, 2003.  Revenue from the development rights sale was reduced by $159,000 of fees related to the sale.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years as Barnwell accounts for sales of development rights under option by use of the cost recovery method, therefore there were no other expenses related to the sale.  The $2,497,000 of option revenue, net of fees, is recorded in the Consolidated Statements of Operations for the nine months ended June 30, 2004 as “Sale of development rights, net.”  There were no sales of development rights in the three months ended June 30, 2004.  The total amount of remaining future option receipts, if all options are fully exercised, is $18,593,750, comprised of seven payments of $2,656,250 due on each December 31 of years 2004 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

The aforementioned $159,000 in fees ($112,000, net of minority interest) on the proceeds from the sale of development rights and $693,000 ($486,000, net of minority interest) on the proceeds from the sale of interest in leasehold land were paid in the nine months ended June 30, 2004 to Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from the sale of real estate interests, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from the sale of real estate interests.  In addition, Kaupulehu Developments paid Nearco $69,000 and $204,000, as fees for services Nearco performed, in the three and nine months ended June 30, 2004, respectively.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.  Barnwell believes the fees are fair and reasonable compensation for such services.

Fees of $128,000 ($89,000, net of minority interest) on the proceeds from the sale of development rights in December 2002 were paid to Nearco in January 2003.  In addition, Kaupulehu Developments paid Nearco $57,000 and $161,000, as fees for services Nearco performed, in the three and nine months ended June 30, 2003, respectively.

The interests held by Kaupulehu Developments at June 30, 2004 include the development rights under option; the rights to receive Increment I percentage and interim payments; the leasehold land zoned for resort/residential development within Increment II, which is under a right of negotiation with WB; and approximately 1,000 acres of leasehold land zoned conservation.  These interests relate to land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Barnwell’s cost of Kaupulehu Developments’ interests is included in the June 30, 2004 and September 30, 2003 consolidated balance sheets under the caption “Investment in Land” and consisted of the following amounts:

	June 30, 2004	September 30, 2003
Leasehold land interests:
Zoned for resort/residential development – Increment I	$—	$3,475,000
Zoned for resort/residential development – Increment II	2,983,000	2,983,000
Zoned conservation	50,000	50,000
	3,033,000	6,508,000
Development rights under option	—	—
Total investment in land	$3,033,000	$6,508,000

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

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Revenues:
Oil and natural gas	$6,469,000	$5,660,000	$17,572,000	$14,940,000
Land investment	150,000	150,000	9,927,000	1,070,000
Contract drilling	930,000	260,000	1,960,000	1,820,000
Other	15,000	3,000	170,000	3,000
Total before interest income	7,564,000	6,073,000	29,629,000	17,833,000
Interest income	6,000	67,000	71,000	277,000
Total revenues	$7,570,000	$6,140,000	$29,700,000	$18,110,000

Depreciation, depletion and amortization:
Oil and natural gas	$1,699,000	$1,179,000	$4,743,000	$2,833,000
Contract drilling	25,000	34,000	74,000	96,000
Other	56,000	46,000	181,000	134,000
Total	$1,780,000	$1,259,000	$4,998,000	$3,063,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$3,500,000	$3,390,000	$8,828,000	$9,019,000
Land investment, net of minority interest	116,000	117,000	7,496,000	552,000
Contract drilling	117,000	(48,000)	62,000	83,000
Other	(41,000)	(43,000)	(11,000)	(131,000)
Total	3,692,000	3,416,000	16,375,000	9,523,000

General and administrative expenses, net of minority interest	(1,361,000)	(1,432,000)	(6,251,000)	(4,350,000)
Interest expense	(98,000)	(125,000)	(388,000)	(327,000)
Interest income	6,000	67,000	71,000	277,000

Earnings before income taxes	$2,239,000	$1,926,000	$9,807,000	$5,123,000

7.                                      INCOME TAXES

The components of the provision for income taxes for the three and nine months ended June 30, 2004 and 2003 are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Current -U.S. Federal	$19,000	$29,000	$429,000	$105,000
Current -U.S. State	3,000	—	38,000	—
Total Current -U.S.	22,000	29,000	467,000	105,000
Current -Foreign	1,191,000	1,171,000	2,484,000	3,233,000
Total -Current	1,213,000	1,200,000	2,951,000	3,338,000

Deferred -U.S.	(1,000)	34,000	351,000	(206,000)
Deferred -Foreign	(163,000)	42,000	(1,335,000)	171,000
Total -Deferred	(164,000)	76,000	(984,000)	(35,000)
	$1,049,000	$1,276,000	$1,967,000	$3,303,000

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% beginning January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the nine months ended June 30, 2004, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in the three months ended June 30, 2004 or three and nine months ended June 30, 2003.

Barnwell’s Canadian deferred income tax liabilities were also reduced by approximately $200,000 and $300,000 in the three and nine months ended June 30, 2004, respectively, as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003 (enacted into law in December 2003), and from 12.5% to 11.5%, effective April 1, 2004 (enacted into law in May 2004).  In the nine months ended June 30, 2003, Barnwell’s Canadian deferred income tax liabilities were reduced by $75,000 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.5% to 13.0%, effective April 1, 2002.  The bill was enacted into law in December 2002.  There were no changes in the Province of Alberta’s corporate tax rate in the three months ended June 30, 2003.

The U.S. deferred tax expense of $351,000 for the nine months ended June 30, 2004 includes reversals of temporary differences, resulting from the excess of expenses deductible for tax purposes over expenses recognized under the cost recovery method for books, generated by sales of Kaupulehu Developments’ development rights and interest in leasehold land.

Included in the U.S. deferred tax benefit of $206,000 for the nine months ended June 30, 2003 is a $320,000 U.S. deferred tax benefit related to the sale of land development rights in December 2002.

The sale created a temporary difference due to the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes.  There was no such benefit in the three months ended June 30, 2003.

8.                                      PROPERTY AND EQUIPMENT

In December 2003, Barnwell purchased the space it was leasing for its corporate offices in Honolulu, Hawaii for approximately $1,100,000, of which $883,000 was financed by a note payable to a Hawaii bank and the remainder was paid in cash.  The note was payable in monthly principal payments of approximately $3,000, plus interest, and was due in full in December 2006.  Barnwell repaid approximately $450,000 of note principal during the three months ended March 31, 2004 and repaid the remaining $433,000 of outstanding principal during the three months ended June 30, 2004.  The space purchased has 4,662 useable square feet in an office building in downtown Honolulu.

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

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Net earnings, as reported	$1,190,000	$650,000	$7,840,000	$1,820,000
Less stock-based employee compensation expense determined under the fair value based method, net of related income taxes	—	(12,000)	—	(33,000)
Pro-forma net earnings	$1,190,000	$638,000	$7,840,000	$1,787,000

Basic Earnings Per Share:
As reported	$0.90	$0.49	$5.93	$1.38
Pro forma	$0.90	$0.49	$5.93	$1.36

Diluted Earnings Per Share:
As reported	$0.85	$0.47	$5.62	$1.33
Pro forma	$0.85	$0.46	$5.62	$1.31

During the three months ended June 30, 2004, Barnwell issued 1,000 shares of its common stock to an employee as a result of the employee’s exercise of qualified stock options at an exercise price of $13.063 per share.  During the nine months ended June 30, 2004, Barnwell issued 15,500 shares of its common stock to certain employees resulting from exercises of qualified stock options at exercise prices ranging from $11.875 to $13.063 per share.  There were no exercises of qualified stock options during the three and nine months ended June 30, 2003.

During the three and nine months ended June 30, 2004, an officer and director of Barnwell exercised his right to receive in cash the value of 13,000 shares of non-qualified stock options (stock appreciation rights) at an exercise price of $19.625 per share.  The difference between the exercise price and the price per share on the dates of exercise (ranging from $41.95 to $45.00 per share) was paid to this employee in cash by Barnwell.  There were no exercises of non-qualified stock options in the three and nine months ended June 30, 2003.

10.                               PENSION PLAN

The following table details the components of net periodic benefit cost for the three and nine months ended June 30, 2004 and 2003:

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Service cost	$22,000	$32,000	$98,000	$96,000
Interest cost	45,000	43,000	136,000	128,000
Expected return on plan assets	(39,000)	(36,000)	(117,000)	(108,000)
Amortization of prior service cost	1,000	1,000	4,000	4,000
Amortization of net actuarial loss	4,000	3,000	13,000	9,000
Net periodic benefit cost	$33,000	$43,000	$134,000	$129,000

Barnwell contributed approximately $74,000 to the plan in the three and nine months ended June 30, 2004; no additional contributions are projected for the remainder of the fiscal year ended September 30, 2004.  A contribution of $7,000 was made in the nine months ended June 30, 2003.

11.                               RECENT ACCOUNTING PRONOUNCEMENT

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

12.                               RECLASSIFICATION

A reclassification was made to the September 30, 2003 Condensed Consolidated Balance Sheet to conform to classifications used in the June 30, 2004 Condensed Consolidated Balance Sheet.  The reclassification had no effect on previously reported results of operations.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Please see Notes 5, 6, 7, 9 and 11 of the “Notes to the Consolidated Financial Statements” in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2003.  There have been no significant changes in contractual obligations and commercial commitments from September 30, 2003 to June 30, 2004, other than those reported elsewhere in this Form 10-QSB.

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

Barnwell also drills water wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results for Barnwell’s first fiscal quarter ended December 31, 2003 reflected the impact of a decrease in activity due to cyclical changes in the timing of jobs put out for bid by governmental and private entities.  During Barnwell’s second and third fiscal quarters, activity increased as the number of contracts awarded has increased.

RESULTS OF OPERATIONS

Summary/General

For the three and nine months ended June 30, 2004, Barnwell reported net earnings of $1,190,000 and $7,840,000, respectively, as compared to net earnings of $650,000 and $1,820,000 for the same periods in the prior fiscal year.  Net earnings for the three months ended June 30, 2004 increased $540,000, as compared to the same period in the prior year, as a result of an increase in operating profit from Barnwell’s oil and natural gas and contract drilling segments and a deferred income tax benefit of $200,000 resulting from a reduction in the Province of Alberta’s income tax rate in the three months ended June 30, 2004.  Oil and natural gas operating profit increased due to increases in prices and production for all petroleum products, and contract drilling operating profit increased due to an increase in well drilling activity.  Net earnings for the nine months ended June 30, 2004 increased $6,020,000, as compared to the same period in the prior year, as a result of an increase in land investment operating profit due to the sale of an interest in leasehold land and the sale of development rights, and deferred income tax benefits of $1,740,000 resulting from a reduction in Canadian income tax rates in the nine months ended June 30, 2004.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 3% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, and 12% in the nine months ended June 30, 2004 as compared to the nine months ended June 30, 2003.  The exchange rate of the Canadian dollar to the U.S. dollar at June 30, 2004 increased 1% as compared to September 30, 2003.  This increase in the value of the Canadian dollar in U.S. dollars increased Barnwell’s reported revenues and expenses and assets and liabilities.

Oil and Natural Gas

The following tables set forth Barnwell’s net production and average price per unit of production for the three and nine months ended June 30, 2004, as compared to the three and nine months ended June 30, 2003.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

SELECTED OPERATING STATISTICS

	Average Prices
	Three months ended June 30,		Increase
	2004	2003	$	%
Natural Gas (MCF)*	$4.95	$4.62	$0.33	7%
Oil (Bbls)**	$33.97	$27.45	$6.52	24%
Liquids (Bbls)**	$22.93	$21.56	$1.37	6%

	Nine months ended June 30,		Increase
	2004	2003	$	%
Natural Gas (MCF)*	$4.58	$4.32	$0.26	6%
Oil (Bbls)**	$31.01	$27.84	$3.17	11%
Liquids (Bbls)**	$22.73	$21.95	$0.78	4%

	Net Sales Volumes
	Three months ended June 30,		Increase
	2004	2003	Units	%
Natural Gas (MCF)*	891,000	886,000	5,000	1%
Oil (Bbls)**	39,000	33,000	6,000	18%
Liquids (Bbls)**	29,000	27,000	2,000	7%

	Nine months ended June 30,		Increase
	2004	2003	Units	%
Natural Gas (MCF)*	2,535,000	2,351,000	184,000	8%
Oil (Bbls)**	119,000	103,000	16,000	16%
Liquids (Bbls)**	79,000	67,000	12,000	18%

*MCF = 1,000 cubic feet

**Bbls = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $940,000 (17%) and $2,700,000 (19%) for the three and nine months ended June 30, 2004, respectively, as compared to the same periods in the prior year, due to increases in prices and production for all petroleum products.

The increases in production were due to new production from the Bonanza, Foley Lake, Pouce Coupe, Leduc, and Wizard Lake areas.

Oil and natural gas operating expenses increased $179,000 (16%) and $913,000 (30%) for the three and nine months ended June 30, 2004, as compared to the same periods in the prior year, due to the addition of new properties, costs incurred to re-enter wells for repair, maintenance and cleaning, and inflationary pressures on oil field service costs.  Also contributing to the increases were 3% and 12% increases in the average exchange rate of the Canadian dollar to the U.S. dollar which increased oil and natural gas operating expenses $35,000 and $432,000 for the three and nine months ended June 30, 2004, respectively, as compared to the same periods in the prior year.

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

 With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment (“Closing Payment”) and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB of all single-family lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  If prior to December 31, 2005, Kaupulehu Developments has not received percentage payments equal to or greater than $2,500,000 in the aggregate, WB will pay Kaupulehu Developments the amount by which the aggregate amount of all prior Percentage Payments made by WB to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received Percentage Payments (including payments in lieu of Percentage Payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB will pay Kaupulehu Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.  Additionally, WB agreed to pay Kaupulehu Developments non-refundable interim payments of $50,000 per month (“Interim Payments”), until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB’s payment to Kaupulehu Developments of a total of $900,000 in Interim Payments subsequent to February 2004.  As of June 30, 2004, Kaupulehu Developments has received a total of $200,000 of Interim Payments subsequent to February 2004.  There is no assurance that any future Interim Payments or any Percentage Payments will be received.

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

The sale of Kaupulehu Developments’ interest in Increment I was accounted for by use of the cost recovery method, under which no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to the leasehold interest sold.  The revenue from the $11,550,000 Closing Payment plus $200,000 of post-closing Interim Payments received in March through June 2004, was reduced by $693,000 of fees related to the sale, approximately $402,000 in other costs related to the sale, and $3,475,000 of previously capitalized costs relating to Increment I.  The $150,000 of net revenue from the Interim Payments received in the three months ended June 30, 2004 and the $7,180,000 of net revenue from the Closing Payment and Interim Payments for the nine months ended June 30, 2004 are recorded in the Consolidated Statements of Operations as “Sale of interest in leasehold land, net.”  Operating profit on the Increment I transaction, after minority interest, totaled approximately $116,000 and $5,350,000 for the three and nine months ended June 30, 2004, respectively.  There were no sales of interests in leasehold land in the three and nine months ended June 30, 2003.  As no sales price or agreement with regards to the ownership and development of Increment II has yet been determined, no revenues or cost of sales have been recognized on Increment II.

Net revenues from the sale of development rights increased $1,777,000 to $2,497,000 for the nine months ended June 30, 2004, as compared to $720,000 for the same period in the prior year.  On December 31, 2003, Kaupulehu Makai Venture exercised the portion of its development rights option expiring on that date and sent Kaupulehu Developments the required $2,656,000 option payment, which was received by Kaupulehu Developments in January 2004.  Accordingly, accrued revenues attributable to the development rights sale of $2,656,000 were recorded as of December 31, 2003.  Revenue from the option exercise was reduced by $159,000 of fees related to the sale, resulting in net revenues of $2,497,000 and a $1,950,000 operating profit, after minority interest, on the transaction.  There were no other costs deducted from revenues from the sale of development rights in the nine months ended June 30, 2004 as all capitalized costs associated with the development rights were expensed in previous years under the cost recovery method.  In the nine months ended June 30, 2003, $2,125,000 of revenues from the sale of development rights was reduced by $128,000 of fees related to the sale and $1,277,000 of cost basis related to the development rights, resulting in net revenues of $720,000 and a $280,000 operating profit, after minority interest, on the transaction.  There were no sales of development rights in the three months ended June 30, 2004 and 2003.

Contract Drilling

Contract drilling revenues and costs increased $670,000 (258%) and $514,000 (188%), respectively, for the three months ended June 30, 2004, due to an increase in water well drilling activity as compared to the same period in the prior year.  Operating profit before general and administrative expenses increased $165,000 from an operating loss of $48,000 in the three months ended June 30, 2003 to an operating profit of $117,000 for the three months ended June 30, 2004, due to the increased water well drilling activity in the current year period.

Contract drilling revenues and costs increased $140,000 (8%) and $183,000 (11%), respectively, for the nine months ended June 30, 2004, due to an increase in water well drilling activity as compared to the same period in the prior year.  Operating profit before general and administrative expenses decreased $21,000 (25%) for the nine months ended June 30, 2004, as compared to the same period in the prior year, due to a decrease in average contract margins in the current year period, as compared to the same period in the prior year.

Gas Processing and Other

Gas processing and other income decreased $330,000 (80%) for the three months ended June 30, 2004, as compared to the same period in 2003.  During the three months ended June 30, 2003, Kaupulehu Developments, Barnwell’s 77.6% owned land development partnership, received $150,000 in fees; there were no such fees in the three months ended June 30, 2004.  In addition, gas processing fees decreased approximately $120,000, due to a decrease in the processing of third-party gas, and interest income decreased approximately $40,000 as a note receivable that was outstanding during the prior year period was repaid in February 2004.

Gas processing and other income decreased $207,000 (18%) for the nine months ended June 30, 2004, as compared to the same period in 2003.  During the nine months ended June 30, 2003, Kaupulehu Developments received $100,000 more in fees than in the nine months ended June 30, 2004.  In addition, interest income decreased as interest income for the nine months ended June 30, 2003 included $102,000 of interest on an income tax refund from the Canadian government relating to Barnwell’s fiscal 1994 tax return (there was no such refund in the nine months ended June 30, 2004), and interest income on a note receivable decreased $54,000 in the current period, as compared to the same period in the prior year, as the note was repaid in February 2004.  Gas processing fees also decreased, as discussed above.  Partially offsetting the decrease was a $139,000 gain from the sale of an approximately two and one-quarter acre parcel of fee simple vacant land located in the Hilo district of the Island of Hawaii for $440,000, net of costs related to the sale, in March 2004; the property was formerly used as a storage and maintenance yard by Barnwell’s contract drilling segment; there were no such sales during the three months ended June 30, 2004 and the three and nine months ended June 30, 2003.

General and Administrative Expenses

General and administrative expenses increased $1,913,000 (42%) for the nine months ended June 30, 2004, as compared to the same period in the prior year.  The increase was due to $733,000 of bonuses issued in conjunction with the consummation of Kaupulehu Developments’ sale of an interest in leasehold land in February 2004, the impact of an increase in Barnwell’s stock price on stock appreciation rights, which increased general and administrative expenses by $572,000 as compared to the same period in the prior year, and $642,000 of higher personnel costs, as compared to the same period in the prior year.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization increased $521,000 (41%) for the three months ended June 30, 2004, as compared to the same period in the prior year, due to a 32% increase in the depletion rate, a 4% increase in production (in MCF equivalents where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents), and a 3% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Depletion, depreciation and amortization increased $1,935,000 (63%) for the nine months ended June 30, 2004, as compared to the same period in the prior year, due to a 35% increase in the depletion rate, a 10% increase in production and a 12% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves, and development costs that are incurred to maintain or increase rates of production from reserves found in previous years.  Barnwell’s cost of finding and developing proven reserves has increased as a result of the cost of oil and natural gas exploration and development having increased along with product prices, the drilling of unsuccessful wells, and as a portion of recent oil and natural gas capital expenditures were for the development of existing reserves.

Interest Expense

Interest expense decreased $27,000 (22%) for the three months ended June 30, 2004, as compared to the same period in the prior year, due to lower average outstanding loan balances.

Interest expense increased $61,000 (19%) for the nine months ended June 30, 2004, as compared to the same period in the prior year, due principally to decreased capitalized interest and higher average outstanding loan balances. Attainment of zoning and development entitlements for Kaupulehu Developments’ leasehold land interests in approximately 870 acres of land zoned for resort/residential development was substantially complete as of the end of December 2002. Accordingly, effective January 1, 2003, Barnwell no longer capitalizes interest on the accumulated development costs of the property.

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003
Interest costs incurred	$98,000	$125,000	$388,000	$372,000
Less interest costs capitalized on investment in land	—	—	—	(45,000)
Interest expense	$98,000	$125,000	$388,000	$327,000

Income Taxes

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% beginning January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the nine months ended June 30, 2004, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in the three months ended June 30, 2004 or three and nine months ended June 30, 2003.

Barnwell’s Canadian deferred income tax liabilities were also reduced by approximately $200,000 and $300,000 in the three and nine months ended June 30, 2004, respectively, as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003 (enacted into law in December 2003), and from 12.5% to 11.5%, effective April 1, 2004 (enacted into law in May 2004).  In the nine months ended June 30, 2003, Barnwell’s Canadian deferred income tax liabilities were reduced by $75,000 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.5% to 13.0%, effective April 1, 2002.  The bill was enacted into law in December 2002.  There were no changes in the Province of Alberta’s corporate tax rate in the three months ended June 30, 2003.

The U.S. deferred tax expense of $351,000 for the nine months ended June 30, 2004 includes reversals of temporary differences, resulting from the excess of expenses deductible for tax purposes over expenses recognized under the cost recovery method for books, generated by sales of Kaupulehu Developments’ development rights and interest in leasehold land.

Included in the U.S. deferred tax benefit of $206,000 for the nine months ended June 30, 2003 is a $320,000 U.S. deferred tax benefit related to the sale of land development rights in December 2002.  The sale created a temporary difference due to the excess of expenses recognized under the cost recovery method for books over expenses deductible for tax purposes.  There was no such benefit in the three months ended June 30, 2003.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 3% and 12% in the three and nine months ended June 30, 2004, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 1% at June 30, 2004, as compared to September 30, 2003, and decreased 2% at June 30, 2004, as compared to March 31, 2004.

Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have fluctuated in relationship to such changes in the exchange rate.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases in value of the Canadian dollar to the U.S. dollar generates other comprehensive income, and decreases in value of the Canadian dollar to the U.S. dollar generates an other comprehensive loss.  Other comprehensive income (loss) for the three months ended June 30, 2004 was a loss of $476,000, a $1,853,000 decrease in other comprehensive income as compared to other comprehensive income of $1,377,000 for the same period of the prior year.  Other comprehensive income for the nine months ended June 30, 2004 was $87,000, a $2,334,000 decrease as compared to $2,421,000 in the same period of the prior year.

Foreign currency transaction gains and losses were not material in the three and nine months ended June 30, 2004 and 2003 and are reflected in general and administrative expenses.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations totaled $5,807,000 for the nine months ended June 30, 2004, a decrease of $1,218,000 as compared to $7,025,000 of cash flows provided by operations for the same period in the prior year.  The decrease was primarily due to an increase in required income tax installments in the current period as compared to the same period in the prior year.  Income taxes of $3,501,000 were paid in the nine months ended June 30, 2004, as compared to $1,258,000 for the nine months ended June 30, 2003, an increase of $2,243,000.  Cash flow from operations also decreased due to $733,000 of bonuses issued in conjunction with the consummation of Kaupulehu Developments’ sale of an interest in leasehold land in February 2004.  Partially offsetting these decreases in cash flows provided by operations was an increase in operational cash flows generated by the oil and natural gas segment.

Cash flows provided by investing activities totaled $4,252,000 for the nine months ended June 30, 2004, an increase of $9,325,000 from cash used in investing activities of $5,073,000 for the nine months ended June 30, 2003.  The increase is due primarily to Kaupulehu Developments’ sale of an interest in leasehold land, which generated $10,655,000 of cash, net of associated costs.  In addition, cash flows from Kaupulehu Developments’ sale of development rights, net of associated costs, increased $500,000 to $2,497,000 in the current period, as compared to $1,997,000 in the same period in the prior year.  Barnwell also fully collected a $1,311,000 note receivable, and received $440,000 of proceeds, net of associated costs, from the sale of land that was previously utilized as a contract drilling storage yard.  Partially offsetting the increase was a $1,414,000 increase in oil and natural gas capital expenditures as compared to the prior year period, and $1,982,000 of investments in six-month and one-year certificates of deposit at various financial institutions in the nine months ended June 30, 2004; there were no such investments in the same period of the prior year.

During the nine months ended June 30, 2004, Barnwell purchased the office space it was previously leasing for approximately $1,100,000, of which $883,000 was financed by a note payable to a Hawaii bank and the remainder was paid in cash.  The note was payable in monthly principal payments of approximately $3,000, plus interest, and was due in full in December 2006.  Barnwell repaid approximately $450,000 of note principal during the three months ended March 31, 2004 and repaid the remaining $433,000 of outstanding principal during the three months ended June 30, 2004.  The space purchased has 4,662 useable square feet in an office building in downtown Honolulu.

During the three and nine months ended June 30, 2004, Barnwell invested $3,781,000 and $8,396,000, respectively, in oil and natural gas properties in Canada, as compared to $2,871,000 and $6,982,000 during the same respective periods in the prior year.  In addition, accruals for oil and natural gas capital commitments increased approximately $1,950,000 during the nine months ended June 30, 2004, bringing total oil and natural gas capital expenditures and commitments to approximately $10,350,000 for nine months ended June 30, 2004.  Of the $10,350,000 of oil and natural gas capital expenditures and commitments for the nine months ended June 30, 2004, approximately $930,000 was for the acquisition of leases, and approximately $3,400,000 was for the development of existing reserves at Dunvegan, Barnwell’s principal natural gas property.

During the three months ended June 30, 2004, Barnwell participated in the drilling of 26 gross wells (3.6 net wells) in Canada.  One gross exploratory well (0.5 net well) was not successful and 25 gross wells (3.1 net wells) are currently being evaluated or appear to be successful.  The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

During the nine months ended June 30, 2004, Barnwell participated in the drilling of 127 gross wells (12.2 net wells) in Canada.  Six gross exploratory wells (2.6 net wells) were not successful and 121 gross wells (9.6 net wells) are currently being evaluated or appear to be successful.  Barnwell’s participation in the drilling of 79 gross wells (2.6 net wells) was a result of Barnwell’s ownership of an average 3.3% working interest in a shallow development prospect in Southern Alberta.  Eighteen gross development wells (1.6 net wells) were drilled at Dunvegan, Barnwell’s principal producing natural gas property, of which 17 gross wells (1.5 net wells) were successful and one gross well (0.1 net well) was not successful.  Eighteen gross wells (7.1 net wells) were drilled on prospects developed by Barnwell, of which 12 gross wells (4.3 net wells) were gas, one gross well (0.4 net well) was oil, and five gross wells (2.4 net wells) were not successful.

Management estimates that oil and natural gas capital expenditures for fiscal 2004 will range from $12,500,000 to $13,500,000.

During the nine months ended June 30, 2004, Barnwell used $7,071,000 of cash flows for financing activities, a $5,635,000 increase from $1,436,000 in the same period of the prior year.  Barnwell distributed $2,633,000 to minority interests resulting from Kaupulehu Developments’ property sales, a $2,358,000 increase in minority distributions from $275,000 during the same period of the prior year.  Barnwell also made $3,706,000 of long-term debt repayments, a $2,545,000 increase from debt repayments of $1,161,000 in the same period of the prior year; of the $3,706,000 in current period debt net repayments, $883,000 was for the full repayment of the note payable to a Hawaii bank and $2,823,000 was paid toward the credit facility with the Royal Bank of Canada.  Barnwell also paid $923,000 in dividends (no dividends were paid in the prior year period), and collected $191,000 in proceeds from employees’ exercise of stock options (no stock options were exercised in the prior year period).

In August 2004, Barnwell declared a dividend of $0.15 per share payable September 15, 2004, to stockholders of record on August 27, 2004.

In February 2004, Barnwell declared a dividend of $0.50 per share payable March 12, 2004, to stockholders of record on February 27, 2004.

In December 2003, Barnwell declared a dividend of $0.20 per share payable January 6, 2004, to stockholders of record on December 22, 2003.

The Royal Bank of Canada has renewed Barnwell’s credit facility through April 2005 at an unchanged $19,000,000 Canadian dollars, or approximately $14,200,000 at June 30, 2004, and with an increase in the interest rate of U.S. dollar denominated borrowings from the London Interbank Offer Rate plus 1-3/4% to the London Interbank Offer Rate plus 2%.

At June 30, 2004, Barnwell had $4,635,000 in cash and cash equivalents, $1,982,000 in certificates of deposit, and approximately $6,500,000 of available credit under its credit facility with the Royal Bank of Canada.  Barnwell believes its current cash balances, certificates of deposit, future cash flows from operations, land segment sales, collection of receivables, and available credit will be sufficient to fund its estimated capital expenditures for at least the next twelve months and meet the repayment schedule on its long-term debt.  However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, current working capital balances and cash flows generated by operations may not be sufficient to fund Barnwell’s current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.  Additionally, if Barnwell’s credit facility with a Canadian bank is reduced below the current level of borrowings under the facility after the April 2005 review, Barnwell may be required to reduce expenditures or seek alternative sources of financing to make any required payments under the facility.

Item 3.             Controls and Procedures

As of June 30, 2004, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Subsequent to the date of their evaluation, there were no significant changes in Barnwell’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders

None.

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

Date: August 12, 2004