Form 10QSB
period 2004-12-31
BARNWELL INDUSTRIES INC
filed 2005-02-14
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

                        ☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

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

Yes   ☒               No   ☐

As of February 11, 2005 there were 2,723,020 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format       Yes   ☐               No   ☒

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, see Note A below)

ASSETS	December 31, 2004	September 30, 2004
CURRENT ASSETS:
Cash and cash equivalents	$8,125,000	$4,497,000
Certificates of deposit	693,000	1,387,000
Accounts receivable, net	6,541,000	5,513,000
Other current assets	2,820,000	2,805,000
TOTAL CURRENT ASSETS	18,179,000	14,202,000

INVESTMENT IN LAND	3,033,000	3,033,000

NET PROPERTY AND EQUIPMENT	52,079,000	47,852,000

TOTAL ASSETS	$73,291,000	$65,087,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,526,000	$3,199,000
Accrued liabilities	10,019,000	8,625,000
Income taxes payable	208,000	36,000
Other current liabilities	1,438,000	1,011,000
TOTAL CURRENT LIABILITIES	16,191,000	12,871,000

LONG-TERM DEBT	10,323,000	10,165,000

ASSET RETIREMENT OBLIGATION	1,892,000	1,775,000

DEFERRED INCOME TAXES	11,142,000	10,719,000

MINORITY INTEREST	921,000	408,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 a share: Authorized, 4,000,000 shares; 2,713,020 issued and outstanding at December 31, 2004, 2,664,020 issued and outstanding at September 30, 2004	1,357,000	1,332,000
Additional paid-in capital	2,444,000	2,105,000
Retained earnings	27,418,000	25,543,000
Accumulated other comprehensive income - foreign currency translation adjustments	1,603,000	169,000
TOTAL STOCKHOLDERS’ EQUITY	32,822,000	29,149,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,291,000	$65,087,000

Note A:                              The condensed consolidated balance sheet at September 30, 2004 has been derived from the audited consolidated financial statements at that date and adjusted for the stock split.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,
	2004	2003
Revenues:
Oil and natural gas	$7,468,000	$5,040,000
Sale of development rights, net	2,497,000	2,497,000
Contract drilling	2,105,000	300,000
Gas processing and other	187,000	373,000
Sale of interest in leasehold land, net	150,000	—

	12,407,000	8,210,000

Costs and expenses:
Oil and natural gas operating	1,460,000	1,322,000
Contract drilling operating	1,497,000	335,000
General and administrative	2,827,000	1,996,000
Depreciation, depletion and amortization	2,203,000	1,544,000
Interest expense	140,000	133,000
Minority interest in earnings	513,000	517,000

	8,640,000	5,847,000

Earnings before income taxes	3,767,000	2,363,000

Income tax provision (benefit)	1,327,000	(547,000)

NET EARNINGS	$2,440,000	$2,910,000

BASIC EARNINGS PER COMMON SHARE	$0.90	$1.11
DILUTED EARNINGS PER COMMON SHARE	$0.86	$1.05

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$2,440,000	$2,910,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	2,203,000	1,544,000
Minority interest in earnings	513,000	517,000
Accretion of asset retirement obligation	28,000	19,000
Sale of interest in leasehold land, net	(150,000)	—
Deferred income taxes	(194,000)	(1,235,000)
Sale of development rights, net	(2,497,000)	(2,497,000)
	2,343,000	1,258,000
Increase (decrease) from changes in current assets and liabilities	2,291,000	(1,380,000)

Net cash provided by (used in) operating activities	4,634,000	(122,000)

Cash flows from investing activities:
Capital expenditures	(4,398,000)	(3,293,000)
Proceeds from sale of interest in leasehold land, net	150,000	—
Proceeds from matured certificates of deposit	694,000	—
Proceeds from sale of development rights, net	2,656,000	—
Net cash used in investing activities	(898,000)	(3,293,000)

Cash flows from financing activities:
Payment of dividends	(339,000)	—
Proceeds from exercise of stock options	138,000	—
Long-term debt borrowings	—	3,405,000
Net cash (used in) provided by financing activities	(201,000)	3,405,000
Effect of exchange rate changes on cash and cash equivalents	93,000	—
Net increase (decrease) in cash and cash equivalents	3,628,000	(10,000)
Cash and cash equivalents at beginning of period	4,497,000	1,648,000
Cash and cash equivalents at end of period	$8,125,000	$1,638,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$130,000	$123,000
Income taxes	$1,010,000	$1,394,000

Supplemental disclosure of non-cash investing and financing activities:

In October 2004, 36,362 stock options (split-adjusted) were exercised in exchange for 10,000 shares (split-adjusted) of Barnwell stock at a market value of $23.75 per share (split-adjusted), resulting in a $9,000 increase in common stock, a $228,000 increase in additional paid-in capital and a $237,000 increase in treasury stock.

In December 2003, Barnwell purchased the premises and associated fee simple land interest of its corporate office in Honolulu, Hawaii, for $1,057,000, of which $883,000 was financed by long-term debt; the debt was subsequently repaid in full in June 2004.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended December 31, 2004 and 2003

(Unaudited)

	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
At September 30, 2003 — as previously reported	$821,000	$3,139,000		$22,018,000	$(1,491,000)	$(4,854,000)	$19,633,000

100% stock dividend to effect a 2-for-1 stock split	494,000	(1,285,000)		(4,063,000)		4,854,000	—

Dividends declared ($0.10 per share, split-adjusted)				(263,000)			(263,000)

Comprehensive income:
Net earnings			$2,910,000	2,910,000			2,910,000
Other comprehensive income, net of income taxes — foreign currency translation adjustments			809,000		809,000		809,000

Total comprehensive income			$3,719,000

At December 31, 2003	$1,315,000	$1,854,000		$20,602,000	$(682,000)	$—	$23,089,000

At September 30, 2004 — as previously reported	$830,000	$3,399,000		$29,605,000	$169,000	$(4,854,000)	$29,149,000

100% stock dividend to effect a 2-for-1 stock split	512,000	(1,315,000)		(4,288,000)		5,091,000	—

Exercise of stock options, 49,000 shares (split-adjusted) net of 10,000 shares (split-adjusted) tendered and placed in treasury	15,000	360,000				(237,000)	138,000

Dividends declared ($0.125 per share, split-adjusted)				(339,000)			(339,000)

Comprehensive income:
Net earnings			$2,440,000	2,440,000			2,440,000
Other comprehensive income, net of income taxes — foreign currency translation adjustments			1,434,000		1,434,000		1,434,000
Total comprehensive income			$3,874,000

At December 31, 2004	$1,357,000	$2,444,000		$27,418,000	$1,603,000	$—	$32,822,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of December 31, 2004 and the Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three months ended December 31, 2004 and 2003 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as “Barnwell”) and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2004 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2004 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2004 annual report to stockholders.  The results of operations for the period ended December 31, 2004 are not necessarily indicative of the operating results for the full year.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

2.             COMMON STOCK SPLIT

In December 2004, Barnwell’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend.  The shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.  There were 1,361,510 shares outstanding on January 11, 2005.  Barnwell issued 1,028,223 of new shares and utilized 333,287 shares of treasury stock to execute the stock dividend.  Barnwell’s common stock began trading on a split-adjusted basis on January 31, 2005.  All information in this Form 10-QSB has been adjusted to reflect the stock split for all periods presented.

3.             EARNINGS PER COMMON SHARE

In December 2004, Barnwell’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend.  The shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.  There were 1,361,510 shares outstanding on January 11, 2005.  Barnwell issued 1,028,223 of new shares and utilized 333,287 shares of treasury stock to execute the stock dividend.  Barnwell’s common stock began trading on a split-adjusted basis on January 31, 2005.  All information in this Form 10-QSB has been adjusted to reflect the stock split for all periods presented.

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding (split-adjusted) for the three months ended December 31, 2004 and 2003 were 2,701,379 and 2,629,020, respectively.

Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities that are convertible to common shares.  The weighted-average number of common shares and dilutive potential common shares outstanding (split-adjusted) was 2,847,831 and 2,769,206 for the three months ended December 31, 2004 and 2003, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations (split-adjusted) for the three months ended December 31, 2004 and 2003 are as follows:

	Three months ended December 31, 2004
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$2,440,000	2,701,379	$0.90

Effect of dilutive securities - common stock options	—	146,452

Diluted earnings per share	$2,440,000	2,847,831	$0.86

	Three months ended December 31, 2003
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$2,910,000	2,629,020	$1.11

Effect of dilutive securities - common stock options	—	140,186

Diluted earnings per share	$2,910,000	2,769,206	$1.05

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

The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  In December 2004, Kaupulehu Makai Venture exercised the portion of its development rights option that was to expire on December 31, 2004 and paid Kaupulehu Developments $2,656,000.  Revenue from the development rights sale was reduced by $159,000 of accrued fees related to the sale.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years as Barnwell accounts for sales of development rights under option by use of the cost recovery method, therefore there were no other expenses related to the sale.  The $2,497,000 of option revenue, net of fees, is recorded in the Consolidated Statements of Operations for the three months ended December 31, 2004 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $15,937,500 as of the date of this filing, comprised of six payments of $2,656,250 due on each December 31 of years 2005 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

The aforementioned $159,000 in fees ($112,000, net of minority interest) on the $2,656,000 development rights proceeds were paid in January 2005 to Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of certain Kaupulehu Developments’ gross receipts from the sale of real estate interests.  In addition, Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments, in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of certain Kaupulehu Developments’ gross receipts from the sale of real estate interests.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.  Barnwell believes the fees are fair and reasonable compensation for such services.

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

 With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment (“Closing Payment”) in February 2004 and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB of single-family lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  If prior to December 31, 2005, Kaupulehu Developments has not received Percentage Payments equal to or greater than $2,500,000 in the aggregate, WB will pay Kaupulehu Developments the amount by which the aggregate amount of all prior Percentage Payments made by WB to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received Percentage Payments (including payments in lieu of Percentage Payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB will pay Kaupulehu Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.  Additionally, WB agreed to pay Kaupulehu Developments non-refundable interim payments of $50,000 per month (“Interim Payments”), until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB’s payment to Kaupulehu Developments of a total of $900,000 in Interim Payments subsequent to February 2004.  As of December 31, 2004, Kaupulehu Developments has received a total of $500,000 of Interim Payments subsequent to February 2004.  There is no assurance that any future Interim Payments or any Percentage Payments will be received.

During the three months ended December 31, 2004, Kaupulehu Developments received $150,000 of Increment I interim payments.  These payments are reflected in the Consolidated Statements of Operations for the three months ended December 31, 2004 as “Sale of interest in leasehold land, net.”

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

In March 2004, WB commenced engineering of infrastructure, preparation of covenants, conditions and restrictions for a community association, and preparation of legal documents to enable real estate sales, and broke ground and graded several miles of access roads.  In late September 2004, WB began mass grading of the first phase of 38 lots for development.  In  late December 2004, WB received final subdivision approval from the County of Hawaii for this first phase of 38 lots.

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

The interests held by Kaupulehu Developments at December 31, 2004 include the development rights under option; rights to receive percentage and interim payments from the February 2004 sale of its interest in leasehold land, an interest in leasehold land zoned for resort/residential development, which is under a right of negotiation; and approximately 1,000 acres of vacant leasehold land zoned conservation.

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

	Three months ended December 31,
	2004	2003
Revenues:
Oil and natural gas	$7,468,000	$5,040,000
Land investment	2,647,000	2,647,000
Contract drilling	2,105,000	300,000
Other	164,000	181,000
Total before interest income	12,384,000	8,168,000
Interest income	23,000	42,000
Total revenues	$12,407,000	$8,210,000

Depreciation, depletion and amortization:
Oil and natural gas	$2,126,000	$1,455,000
Contract drilling	24,000	25,000
Other	53,000	64,000
Total	$2,203,000	$1,544,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$3,882,000	$2,263,000
Land investment, net of minority interest	2,068,000	2,068,000
Contract drilling	584,000	(60,000)
Other	111,000	117,000
Total	6,645,000	4,388,000

General and administrative expenses, net of minority interest	(2,761,000)	(1,934,000)
Interest expense	(140,000)	(133,000)
Interest income	23,000	42,000

Earnings before income taxes	$3,767,000	$2,363,000

6.             INCOME TAXES

The components of the income tax provision (benefit) for the three months ended December 31, 2004 and 2003 are as follows:

	Three months ended December 31,
	2004	2003
Current — U.S. Federal	$363,000	$66,000
Current — U.S. State	41,000	—
	404,000	66,000
Current — Canadian	1,117,000	622,000
Total — Current	1,521,000	688,000

Deferred - U.S.	(124,000)	176,000
Deferred - Canadian	(70,000)	(1,411,000)
Total — Deferred	(194,000)	(1,235,000)
	$1,327,000	$(547,000)

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% with the 21% tax rate commencing on January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the three months ended December 31, 2003, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the enactment into law of the legislation to reduce Canada’s corporate income tax rate on resource income.  There was no such reduction of Canadian’s corporate income tax rate on “resource” income enacted into law in the three months ended December 31, 2004.

Barnwell’s Canadian deferred income tax liabilities were also reduced in the three months ended December 31, 2003 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003.  The bill was enacted into law in December 2003.  The reduction in the tax rate reduced Canadian deferred income tax liabilities by approximately $100,000 in the three months ended December 31, 2003.  There were no such changes enacted into law in the three months ended December 31, 2004.

7.             PENSION PLAN

The following table details the components of net periodic benefit cost for the three months ended December 31, 2004 and 2003:

	Three months ended December 31,
	2004	2003
Service cost	$34,000	$38,000
Interest cost	48,000	45,000
Expected return on plan assets	(41,000)	(39,000)
Amortization of prior service cost	1,000	1,000
Amortization of net actuarial loss	6,000	5,000
Net periodic benefit cost	$48,000	$50,000

Barnwell did not make contributions to the plan in the three months ended December 31, 2004 and 2003.  Barnwell estimates that it will contribute, at a minimum, $200,000 to the plan during the remainder of fiscal 2005.

8.             STOCK-BASED COMPENSATION

Barnwell applies the provisions of Accounting Principles Board Opinion No. 25 in accounting for stock-based compensation and adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.”  Had compensation cost for stock options granted since October 1, 1995 been determined based on the fair value method of measuring stock-based compensation provisions of Statement of Financial Accounting Standards No. 123, Barnwell’s net earnings and basic and diluted earnings per share (split-adjusted) would have been as follows:

	Three months ended December 31,
	2004	2003
Net earnings, as reported	$2,440,000	$2,910,000
Less stock-based employee compensation expense determined under the fair value based method, net of related income taxes	(12,000)	—
Pro-forma net earnings	$2,428,000	$2,910,000

Basic Earnings Per Share:
As reported	$0.90	$1.11
Pro forma	$0.90	$1.11

Diluted Earnings Per Share:
As reported	$0.86	$1.05
Pro forma	$0.85	$1.05

In fiscal 2000, Barnwell granted qualified stock options to certain employees of Barnwell to acquire 194,000 shares (split-adjusted) of Barnwell’s common stock at a weighted average exercise price per share of $6.12 (split-adjusted).  These options vested annually over four years commencing one year from the date of grant.  During the three months ended December 31, 2004, Barnwell issued 59,000 shares (split-adjusted) of its common stock to certain employees resulting from exercises of qualified stock options under this plan; there were no exercises of qualified stock options during the three months ended December 31, 2003.  The remaining unexercised qualified stock options granted in fiscal 2000 expire in December 2009.  No compensation cost was recognized for these options for the three months ended December 31, 2004 and 2003.

In December 2004, Barnwell granted qualified stock options to certain officers/directors of Barnwell to acquire 70,000 shares (split-adjusted) of Barnwell’s common stock at a weighted average exercise price per share of $27.70 (split-adjusted).  These options vest annually over four years commencing one year from the date of grant and expire in December 2014 and December 2009.  No compensation cost was recognized for these options for the three months ended December 31, 2004.  At December 31, 2004, 2,000 shares (split-adjusted) were available for grant under the existing plan.

In March 1995, Barnwell granted 40,000 (split-adjusted) stock options to an officer of Barnwell under a non-qualified plan at a purchase price of $9.8125 per share (market price on date of grant, split adjusted), with 8,000 of such options vesting annually commencing one year from the date of grant.  These options expire in March 2005 and have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  At December 31, 2004, 14,000 shares of these non-qualified stock options (stock appreciation rights) remained unexercised.  Barnwell recognized $194,000 and $134,000 of compensation cost relating to these options in the quarters ended December 31, 2004 and 2003, respectively.

In June 1998, Barnwell granted stock options to an officer of Barnwell’s oil and gas segment to acquire 60,000 shares (split-adjusted) of Barnwell’s common stock under a non-qualified plan at a purchase price of $7.8125 per share (market price on date of grant, split-adjusted), with 12,000 of such options vesting annually commencing one year from the date of grant.  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  The options expire in May 2008.  Barnwell recognized $772,000 and $185,000 of compensation costs relating to these options in the three months ended December 31, 2004 and 2003, respectively.

In December 2004, Barnwell granted stock options to certain officers/directors of Barnwell to acquire 70,000 shares (split-adjusted) of Barnwell’s common stock under a non-qualified plan at a purchase price of $26.40 per share (market price on date of grant, split-adjusted), with 14,000 of such options vesting annually commencing one year from the date of grant.  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  The options expire in December 2014.  Barnwell recognized $28,000 of compensation cost relating to these options in the three months ended December 31, 2004.

9.             RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.”  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs, and wasted material (spoilage).  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005.  Adoption of the provisions of SFAS No. 151 is not expected to have a material impact on Barnwell’s financial condition, results of operations, or liquidity.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements.  Compensation costs will be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123(R) is effective as of the first interim or annual reporting period that begins after June 15, 2005 or for Barnwell as a small business filer, as of the first interim or annual reporting period that begins after December 15, 2005.  Barnwell is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined whether it will use the modified prospective or the modified retrospective methods allowed by SFAS No. 123(R), nor has it determined its impact on its financial condition, results of operations, or liquidity.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67.”  SFAS No. 152 amends SFAS No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in AICPA Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for such operations and costs is subject to the guidance in SOP 04-2.  SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged.  Adoption of the provisions of SFAS No. 152 is not expected to have a material impact on Barnwell’s financial condition, results of operations, or liquidity.

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions.”“  SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged.  SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  Barnwell is currently evaluating the provisions of SFAS No. 153 and does not believe that adoption will have a material impact on its financial condition, results of operations, or liquidity.

Item 2.         Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

This Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives or other similar types of information.  Although Barnwell believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.  Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.  The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” section of Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2004.  These forward-looking statements speak only as of the date of filing of this Form 10-QSB, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

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

The aforementioned estimates and assumptions are based on values provided by independent petroleum engineers, in the case of oil and natural gas reserves, on independent actuaries, in the case of pension obligations, or on internal analysis performed by Barnwell’s management.  Changes in estimates and assumptions affecting any of the above could materially affect Barnwell’s reported amounts of assets, liabilities, revenues and expenses.  These accounting policies are detailed in the notes to the consolidated financial statements included in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2004 and in relevant sections in this discussion and analysis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Please see Notes 5, 6, 7, 9 and 11 of the “Notes to the Consolidated Financial Statements” in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2004.  There have been no significant changes in contractual obligations and commercial commitments from September 30, 2004 to December 31, 2004, other than those reported elsewhere in this Form 10-QSB.

OVERVIEW

Barnwell is engaged in the following lines of business: 1) oil and natural gas exploration, development, production and sales essentially all in Canada (oil and natural gas segment), 2) investment in leasehold land in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  The price of oil is freely negotiated between the buyers and sellers.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended December 31, 2004, have ranged from a low of $2.00 per thousand cubic feet to a high of $5.31 per thousand cubic feet, and tend to be higher in the winter season than in the summer due to increased demand.  Oil and natural gas costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations makes capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, uncertainty exists as to the ultimate success of any drilling effort.

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Kaupulehu Developments’ development rights are under option to a developer and revenues are recognized when options are exercised.  The remaining options are comprised of six payments of $2,656,250 due on each

December 31 of years 2005 to 2010.  In February 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition LLC (“WB”) by which Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments, to WB.  For the first increment, Kaupulehu Developments received an $11,550,000 cash closing payment in February 2004 and is also entitled to receive monthly “interim” payments as well as future payments from the buyer based on the following percentages of gross receipts from the developer’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  For the second increment, Kaupulehu Developments and WB agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II.  The area in which Kaupulehu Developments’ interests are located has experienced strong demand for premium residential real estate in recent years, however there is no assurance that any future percentage or development rights payments will be received.

Barnwell also drills wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.  Water well drilling and pump installation activity increased in recent months, although there is no assurance that this trend will continue through all of fiscal 2005 and in future periods.

RESULTS OF OPERATIONS

Summary/General

Net earnings for the three months ended December 31, 2004 totaled $2,440,000, a $470,000 (16%) decrease from $2,910,000 for the three months ended December 31, 2003.  The decrease was due to the fact that net earnings for the three months ended December 31, 2003 included deferred income tax benefits of $1,540,000 resulting from the enactment into law of legislation to reduce Canadian income tax rates in that period; there was no such reduction of Canadian tax rates enacted into law in the current year period.  Earnings before income taxes increased $1,404,000 from $2,363,000 to $3,767,000 due to increases in operating profits generated by Barnwell’s oil and natural gas segment, due to higher prices in all products and higher natural gas production, and higher operating profits generated by the contract drilling segment due to an increase in the number and dollar value of well drilling contracts.  This increase occurred even though Barnwell’s general and administrative expenses increased $675,000 in the three months ended December 31, 2004, as compared to the same period last year, due to an increase in stock appreciation rights expense as a result of the increase in the market price of Barnwell’s stock.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 8% in the three months ended December 31, 2004 as compared to the three months ended December 31, 2003, and the exchange rate of the Canadian dollar to the U.S. dollar at December 31, 2004 increased 5% as compared to September 30, 2004.  This increase in the value of the Canadian dollar in U.S. dollars increased Barnwell’s reported revenues and expenses as well as its assets and liabilities.

Oil and Natural Gas

Selected Operating Statistics

The following tables set forth Barnwell’s net production and average price per unit of production for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

	SELECTED OPERATING STATISTICS
	Average Price Per Unit
	Three months ended
	December 31,		Increase
	2004	2003	$	%
Natural gas (MCF)*	$5.31	$4.08	$1.23	30%
Oil (Bbls)**	$42.56	$27.23	$15.33	56%
Liquids (Bbls)**	$29.09	$21.63	$7.46	34%

	Net Production
	Three months ended December 31,		Increase (Decrease)
	2004	2003	Units	%
Natural gas (MCF)*	940,000	822,000	118,000	14%
Oil (Bbls)**	38,000	40,000	(2,000)	(5)%
Liquids (Bbls)**	29,000	27,000	2,000	7%

*MCF = 1,000 cubic feet

**Bbls = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $2,428,000 (48%) for the three months ended December 31, 2004, as compared to the three months ended December 31, 2003, due to 30%, 56% and 34% increases in natural gas, oil and natural gas liquids prices, respectively, and 14% and 7% increases in both natural gas net production and natural gas liquids net production, partially offset by a 5% decrease in net oil production.  Natural gas production increased due to increases in production at the Dunvegan, Foley Lake, Malmo and Armada areas.  Natural gas production at Dunvegan increased significantly, 26%, and represented 76% of the natural gas production increase.  These increases were partially offset by decreases in production at Progress, Bonanza, Pollockville and Bashaw.

Oil and natural gas operating expenses increased $138,000 (10%) for the three months ended December 31, 2004, as compared to the three months ended December 31, 2003, due primarily to an 8% increase in the average exchange rate of the Canadian dollar to the U.S. dollar for the three months ended December 31, 2004, as compared to the same period in the prior year.  Oil and natural gas operating expenses also increased as a result of production from new wells.

Sale of Development Rights and Minority Interest in Earnings

The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  In December 2004 and 2003, Kaupulehu Makai Venture exercised the portion of its development rights option that was to expire at the end of those months.  In both periods, revenue from the option exercise of $2,656,000 was reduced by $159,000 of accrued fees related to the sale, resulting in net revenues of $2,497,000 and a $1,950,000 operating profit, after minority interest, on the transactions.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years as Barnwell accounts for sales of development rights under option by use of the cost recovery method, therefore there were no other expenses related to the sale.  The $2,497,000 of option revenues is recorded in the Consolidated Statements of Operations for the three months ended December 31, 2004 and 2003 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $15,937,500 as of the date of this filing, comprised of six payments of $2,656,250 due on each December 31 of years 2005 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

Contract Drilling

Contract drilling revenues and costs increased $1,805,000 and $1,162,000, respectively, for the three months ended December 31, 2004, as compared to the same period in the prior year, due to an increase in well drilling work in the current year period.  The contract drilling segment generated a $584,000 operating profit before general and administrative expenses in the three months ended December 31, 2004, an increase of $644,000 as compared to a $60,000 operating loss before general and administrative expenses for the three months ended December 31, 2003.  Contract drilling results for the quarter ended December 31, 2004 reflected the impact of a recent increase in activity due to an increase in the number and value of recently awarded contracts.  Although progress on these contracts will continue through a portion of fiscal 2005, there is no assurance that this trend will continue through all of fiscal 2005 and in future periods.

Gas Processing and Other

Gas processing and other income decreased $186,000 (50%) for the three months ended December 31, 2004, as compared to the same period in the prior year, as Kaupulehu Developments received $150,000 in income related to negotiations on the development of Kaupulehu Developments’ resort/residential acreage in the three months ended December 31, 2003; such negotiation revenues discontinued with the consummation of Kaupulehu Developments’ sale of an interest in leasehold land in February 2004, therefore there were no such revenues in the three months ended December 31, 2004.  The decrease was also due to the fact that interest income for the three months ended December 31, 2003 includes $40,000 of interest earned on a note receivable.  The note was repaid in full in February 2004, therefore there was no such interest income in the three months ended December 31, 2004.

General and Administrative Expenses

General and administrative expenses increased $831,000 (42%) for the three months ended December 31, 2004, as compared to the same period in the prior year.  The increase was due primarily to the impact of an increase in Barnwell’s stock price on stock appreciation rights which increased general and administrative expenses by $675,000 for the three months ended December 31, 2004, as compared to the same period in the prior year.  In addition, general and administrative expenses increased by approximately $170,000 due to an increase in personnel costs.

General and administrative expenses include fees paid to Nearco, Inc., an entity controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments, for consulting services related to Kaupulehu Developments’ leasehold land.  In the three months ended December 31, 2004 and 2003, fees paid to Nearco, Inc. totaled $79,000 and $66,000, respectively.  Barnwell believes the fees are fair and reasonable compensation for such services.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization increased $659,000 (43%) for the three months ended December 31, 2004, as compared to the same period in the prior year, due to an increase in the depletion rate from $1.20 per MCF equivalent to $1.60 per MCF equivalent (where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents), and a 10% increase in production, in MCF equivalents.  The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves, and development costs that are incurred to maintain or increase rates of production from reserves found in previous years.  Additionally, a portion of the increase in the depletion rate per MCF equivalent was due to an 8% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.  Barnwell’s cost of finding and developing proven reserves has increased as a result of the cost of oil and natural gas exploration and development having increased along with product prices, the drilling of unsuccessful wells, and as a portion of recent oil and natural gas capital expenditures were for the development of existing reserves.

Income Taxes

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% with the 21% tax rate commencing on January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the three months ended December 31, 2003, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the enactment into law of the legislation to reduce Canada’s corporate income tax rate on resource income.  There was no such reduction of the Canadian corporate income tax rate on “resource” income enacted into law in the three months ended December 31, 2004.

Barnwell’s Canadian deferred income tax liabilities were also reduced in the three months ended December 31, 2003 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003.  The bill was enacted into law in December 2003.  The reduction in the tax rate reduced Canadian deferred income tax liabilities by approximately $100,000 in the three months ended December 31, 2003.  There was no such reduction in the Province of Alberta’s corporate tax rate enacted into law in the three months ended December 31, 2004.

Foreign Currency Fluctuations and Other Comprehensive Income

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 8% from $0.7615 per Canadian dollar in the three months ended December 31, 2003 to $0.8197 per Canadian dollar in the three months ended December 31, 2004, and the exchange rate of the Canadian dollar to the U.S. dollar increased 5% from $0.7912 per Canadian dollar at September 30, 2004 to $0.8308 per Canadian dollar at December 31, 2004.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have increased.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases in value of the Canadian dollar to the U.S. dollar generate other comprehensive income.  Other comprehensive income is not included in net earnings.  Other comprehensive income due to foreign currency translation adjustments for the three months ended December 31, 2004 was $1,434,000, a $625,000 increase from other comprehensive income due to foreign currency translation adjustments of $809,000 for the same period in the prior year.

Foreign currency transaction gains and losses were not material in the three months ended December 31, 2004 and 2003 and are reflected in general and administrative expenses.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations totaled $4,634,000 for the three months ended December 31, 2004, a $4,756,000 increase from cash flows used in operations of $122,000 for the same period in the prior year.  This increase was due to increases in operating profits generated by both Barnwell’s oil and natural gas segment and Barnwell’s contract drilling segment, and fluctuations in the timing of accounts payable invoicing and payments.

Barnwell used $4,398,000 of cash flows for capital expenditures during the three months ended December 31, 2004, as compared to $3,293,000 in the same period of the prior year, an increase of $1,105,000 primarily attributable to Barnwell’s oil and natural gas segment.  However, cash inflows from investing activities increased during the three months ended December 31, 2004, as compared to the same period in the prior year, as $2,656,000 of proceeds from the current quarter’s sale of development rights were received within the current quarter, whereas the proceeds from the prior year quarter’s sale of development rights were received in January 2004.  Investing cash flows for the current year period also include $694,000 of proceeds from the maturity of certificates of deposit in the three months ended December 31, 2004, as compared to none in the same period of the prior year.

During the quarter ended December 31, 2004, Barnwell invested $4,371,000 in oil and natural gas properties in Canada, as compared to $3,097,000 during the prior year’s first quarter.  Barnwell participated in the drilling of 20 gross wells (3.8 net wells) in Canada during the three months ended December 31, 2004.  Of these 20 gross wells, eight gross (0.7 net) wells were successful (these eight wells were drilled in the Dunvegan area), three gross wells (0.9 net wells) were not successful, and 9 gross wells (2.2 net wells) are potential wells that will be evaluated for commerciality.  The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Management estimates that oil and natural gas capital expenditures for fiscal 2005 will range from $ 13,500,000 to $14,500,000.

Cash flows used in financing activities totaled $201,000 for the three months ended December 31, 2004, a $3,606,000 decrease from $3,405,000 of cash provided by financing activities in the same period of the prior year.  This decrease was due to $3,405,000 in borrowings of long-term debt under Barnwell’s credit facility with a Canadian bank for the three months ended December 31, 2003; there were no borrowings of long-term debt in the same period of the current year.  Additionally, in the three months ended December 31, 2004, Barnwell transferred $339,000 to its stock transfer agent for dividends at the end of December 2004 and received $138,000 in proceeds from the exercise of stock options.

On December 3, 2004, Barnwell declared a cash dividend of $0.125 (split-adjusted) per share payable January 5, 2005, to stockholders of record on December 20, 2004.

Also on December 3, 2004, Barnwell declared a two-for-one stock split in the form of a stock dividend.  The new shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.

At December 31, 2004, Barnwell had $8,818,000 in cash, cash equivalents and certificates of deposit, and approximately $5,460,000 of available credit under its credit facility with a Canadian bank.

Barnwell believes its current working capital, future cash flows from operations, land segment sales, and available credit will be sufficient to fund its estimated capital expenditures for at least the next twelve months and meet the repayment schedule on its long-term debt.  However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, current working capital balances and cash flows generated by operations may not be sufficient to fund Barnwell’s current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.  Additionally, if Barnwell’s credit facility with a Canadian bank is reduced below the current level of borrowings under the facility after the April 2005 review, Barnwell may be required to reduce expenditures or seek alternative sources of financing to make any required payments under the facility.

COMMON STOCK SPLIT

In December 2004, Barnwell’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend.  The shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.  There were 1,361,510 shares outstanding on January 11, 2005.  Barnwell issued 1,028,223 of new shares and utilized 333,287 shares of treasury stock to execute the stock dividend.  Barnwell’s common stock began trading on a split-adjusted basis on January 31, 2005.  All information in this Form 10-QSB has been adjusted to reflect the stock split for all periods presented.

Item 3.    Controls and Procedures

As of December 31, 2004, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2004, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 6. Exhibits and reports on Form 8-K
(a) Exhibits
Exhibit No. 31.1 – Rule 13a-14(a) Certification of Chief Financial Officer.
Exhibit No. 31.2 – Rule 13a-14(a) Certification of Chief Executive Officer.
Exhibit No. 32 – Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
On December 6, 2004, Barnwell filed a Form 8-K to report the declaration of a two-for-one stock split in the form of a stock dividend.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.

(Registrant)

/s/ Russell M. Gifford

Russell M. Gifford

Executive Vice President,

Chief Financial Officer,

Treasurer and Secretary

Date:  February 11, 2005