Form 10QSB
period 2005-03-31
BARNWELL INDUSTRIES INC
filed 2005-05-16
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes         ☒            No           ☐

As of May 11, 2005 there were 2,723,020 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format                                         Yes         ☐            No           ☒

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,787,000	$4,497,000
Certificates of deposit	1,899,000	1,387,000
Accounts receivable, net	6,123,000	5,513,000
Other current assets	3,730,000	2,805,000
TOTAL CURRENT ASSETS	17,539,000	14,202,000

INVESTMENT IN LAND	3,033,000	3,033,000

NET PROPERTY AND EQUIPMENT	55,000,000	47,852,000

TOTAL ASSETS	$75,572,000	$65,087,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,891,000	$3,199,000
Accrued liabilities	10,796,000	8,625,000
Income taxes payable	—	36,000
Other current liabilities	1,045,000	1,011,000
TOTAL CURRENT LIABILITIES	17,732,000	12,871,000

LONG-TERM DEBT	10,307,000	10,165,000

ASSET RETIREMENT OBLIGATION	1,959,000	1,775,000

DEFERRED INCOME TAXES	12,272,000	10,719,000

MINORITY INTEREST	368,000	408,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share:
Authorized, 4,000,000 shares; 2,723,020 issued and outstanding at March 31, 2005, 2,664,020 issued and outstanding at September 30, 2004	1,362,000	1,332,000
Additional paid-in capital	2,498,000	2,105,000
Retained earnings	28,192,000	25,543,000
Accumulated other comprehensive income - foreign currency translation adjustments	882,000	169,000

TOTAL STOCKHOLDERS’ EQUITY	32,934,000	29,149,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,572,000	$65,087,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Revenues:
Oil and natural gas	$7,189,000	$5,680,000	$14,657,000	$10,720,000
Sale of interest in leasehold land, net	150,000	7,030,000	300,000	7,030,000
Sale of development rights, net	—	—	2,497,000	2,497,000
Contract drilling	2,272,000	730,000	4,377,000	1,030,000
Gas processing and other	212,000	480,000	399,000	853,000
	9,823,000	13,920,000	22,230,000	22,130,000
Costs and expenses:
Oil and natural gas operating	1,287,000	1,409,000	2,747,000	2,731,000
Contract drilling operating	1,531,000	701,000	3,028,000	1,036,000
General and administrative	3,043,000	3,032,000	5,870,000	5,028,000
Depreciation, depletion and amortization	2,098,000	1,674,000	4,301,000	3,218,000
Interest expense	149,000	157,000	289,000	290,000
Minority interest in earnings (losses)	(40,000)	1,742,000	473,000	2,259,000
	8,068,000	8,715,000	16,708,000	14,562,000

Earnings before income taxes	1,755,000	5,205,000	5,522,000	7,568,000

Income tax provision	845,000	1,465,000	2,172,000	918,000

NET EARNINGS	$910,000	$3,740,000	$3,350,000	$6,650,000

BASIC EARNINGS PER COMMON SHARE	$0.33	$1.42	$1.24	$2.52

DILUTED EARNINGS PER COMMON SHARE	$0.32	$1.33	$1.17	$2.38

Weighted average common shares outstanding:
Basic	2,722,798	2,642,734	2,711,971	2,635,840
Diluted	2,875,567	2,813,752	2,860,017	2,788,450

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$3,350,000	$6,650,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	4,301,000	3,218,000
Minority interest in earnings	473,000	2,259,000
Accretion of asset retirement obligation	58,000	38,000
Gain on sale of contract drilling yard	—	(139,000)
Deferred income taxes	(315,000)	(820,000)
Sale of development rights, net	(2,497,000)	(2,497,000)
Sale of interest in leasehold land, net	(300,000)	(7,030,000)
	5,070,000	1,679,000
Increase (decrease) from changes in current assets and liabilities	3,731,000	(961,000)

Net cash provided by operating activities	8,801,000	718,000

Cash flows from investing activities:
Proceeds from matured certificates of deposit	1,288,000	—
Proceeds from sale of development rights, net	2,497,000	2,497,000
Proceeds from sale of interest in leasehold land, net	300,000	10,505,000
Proceeds from collection of note receivable	—	1,311,000
Proceeds from sale of contract drilling yard, net	—	440,000
Investments in certificates of deposit	(1,800,000)	(1,285,000)
Capital expenditures	(9,087,000)	(4,855,000)
Net cash (used in) provided by investing activities	(6,802,000)	8,613,000

Cash flows from financing activities:
Distributions to minority interest partners	(513,000)	(2,633,000)
Repayments of long-term debt, net	—	(1,293,000)
Payment of dividends	(475,000)	(923,000)
Proceeds from exercise of stock options	197,000	178,000
Net cash used in financing activities	(791,000)	(4,671,000)

Effect of exchange rate changes on cash and cash equivalents	82,000	4,000

Net increase in cash and cash equivalents	1,290,000	4,664,000
Cash and cash equivalents at beginning of period	4,497,000	1,648,000
Cash and cash equivalents at end of period	$5,787,000	$6,312,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$268,000	$269,000
Income taxes	$2,377,000	$2,228,000

Supplemental disclosure of non-cash investing and financing activities:

In October 2004, 36,362 stock options (split-adjusted) were exercised in exchange for 10,000 shares (split-adjusted) of Barnwell stock at a market price of $23.75 per share (split-adjusted), resulting in a $9,000 increase in common stock, a $228,000 increase in additional paid-in capital, and a $237,000 increase in treasury stock.

In December 2003, Barnwell purchased the premises and associated fee simple land interest of its corporate office in Honolulu, Hawaii, for $1,057,000, of which $883,000 was financed by long-term debt; the debt was subsequently repaid in full in June 2004.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2005 and 2004

(Unaudited)

					Accumulated
		Additional			Other		Total
	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Income	Earnings	Income (Loss)	Stock	Equity
At December 31, 2003 – as previously reported	$821,000	$3,139,000		$24,665,000	$(682,000)	$(4,854,000)	$23,089,000

100% stock dividend to effect a 2-for-1 stock split	494,000	(1,285,000)		(4,063,000)		4,854,000	—

Exercise of stock options, 29,000 shares (split-adjusted)	14,000	164,000					178,000

Dividends declared ($0.25 per share, split-adjusted)				(660,000)			(660,000)

Comprehensive income:
Net earnings			$3,740,000	3,740,000			3,740,000
Other comprehensive loss, net of income taxes – foreign currency translation adjustments			(246,000)		(246,000)		(246,000)
Total comprehensive income			$3,494,000

At March 31, 2004	$1,329,000	$2,018,000		$23,682,000	$(928,000)	$—	$26,101,000

At December 31, 2004	$1,357,000	$2,444,000		$27,418,000	$1,603,000	$—	$32,822,000

Exercise of stock options, 10,000 shares (split-adjusted)	5,000	54,000					59,000

Dividends declared ($0.05 per share, split-adjusted)				(136,000)			(136,000)

Comprehensive income:
Net earnings			$910,000	910,000			910,000
Other comprehensive loss, net of income taxes – foreign currency translation adjustments			(721,000)		(721,000)		(721,000)
Total comprehensive income			$189,000

At March 31, 2005	$1,362,000	$2,498,000		$28,192,000	$882,000	$—	$32,934,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six months ended March 31, 2005 and 2004

(Unaudited)

					Accumulated
		Additional			Other		Total
	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Income	Earnings	Income (Loss)	Stock	Equity
At September 30, 2003 – as previously reported	$821,000	$3,139,000		$22,018,000	$(1,491,000)	$(4,854,000)	$19,633,000

100% stock dividend to effect a 2-for-1 stock split	494,000	(1,285,000)		(4,063,000)		4,854,000	—

Exercise of stock options, 29,000 shares (split-adjusted)	14,000	164,000					178,000

Dividends declared ($0.35 per share, split-adjusted)				(923,000)			(923,000)

Comprehensive income:
Net earnings			$6,650,000	6,650,000			6,650,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments			563,000		563,000		563,000
Total comprehensive income			$7,213,000

At March 31, 2004	$1,329,000	$2,018,000		$23,682,000	$(928,000)	$—	$26,101,000

At September 30, 2004 – as previously reported	$830,000	$3,399,000		$29,605,000	$169,000	$(4,854,000)	$29,149,000

100% stock dividend to effect a 2-for-1 stock split	512,000	(1,315,000)		(4,288,000)		5,091,000	—

Exercise of stock options, 59,000 shares (split-adjusted) net of 10,000 shares (split-adjusted) tendered and placed in treasury	20,000	414,000				(237,000)	197,000

Dividends declared ($0.175 per share, split-adjusted)				(475,000)			(475,000)

Comprehensive income:
Net earnings			$3,350,000	3,350,000			3,350,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments			713,000		713,000		713,000
Total comprehensive income			$4,063,000

At March 31, 2005	$1,362,000	$2,498,000		$28,192,000	$882,000	$—	$32,934,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of March 31, 2005, the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2005 and 2004, the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2005 and 2004, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and six months ended March 31, 2005 and 2004 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as “Barnwell”) and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2005 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2004 has been derived from audited financial statements and adjusted for a common stock split (see Note 2).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Barnwell’s September 30, 2004 annual report on Form 10-KSB.  The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

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

2.             COMMON STOCK SPLIT

In December 2004, Barnwell’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend.  The shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.  There were 1,361,510 shares outstanding on January 11, 2005.  Barnwell issued 1,028,223 of new shares and utilized 333,287 shares of treasury stock to execute the stock dividend.  Barnwell’s common stock began trading on a split-adjusted basis on January 31, 2005.  All affected stockholders’ equity accounts and shares outstanding, earnings per share and stock option information in this Form 10-QSB have been adjusted to reflect the stock split for all periods presented.

3.             EARNINGS PER COMMON SHARE

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding (split-adjusted) was 2,722,798 and 2,711,971 for the three and six months ended March 31, 2005, respectively, and 2,642,734 and 2,635,840 for the three and six months ended March 31, 2004, respectively.

Diluted EPS includes the potentially dilutive effect of outstanding common stock options using the treasury stock method.  The weighted-average number of common and potentially dilutive common shares outstanding (split-adjusted) were 2,875,567 and 2,860,017 for the three and six months ended March 31, 2005, respectively, and 2,813,752 and 2,788,450 for the three and six months ended March 31, 2004, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share (split-adjusted) computations for the three and six months ended March 31, 2005 and 2004 are as follows:

	Three months ended March 31, 2005
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$910,000	2,722,798	$0.33
Effect of dilutive securities - common stock options	—	152,769
Diluted earnings per share	$910,000	2,875,567	$0.32

	Six months ended March 31, 2005
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$3,350,000	2,711,971	$1.24
Effect of dilutive securities - common stock options	—	148,046
Diluted earnings per share	$3,350,000	2,860,017	$1.17

	Three months ended March 31, 2004
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$3,740,000	2,642,734	$1.42
Effect of dilutive securities - common stock options	—	171,018
Diluted earnings per share	$3,740,000	2,813,752	$1.33

	Six months ended March 31, 2004
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$6,650,000	2,635,840	$2.52
Effect of dilutive securities - common stock options	—	152,610
Diluted earnings per share	$6,650,000	2,788,450	$2.38

4.             CASH AND CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.  Certificates of deposit at March 31, 2005 and September 30, 2004 include certificates of deposit at various financial institutions with original maturities in excess of three months and are excluded from cash and cash equivalents and are reported separately on the Condensed Consolidated Balance Sheets.

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

The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  In December 2004, Kaupulehu Makai Venture exercised the portion of its development rights option that was to expire on December 31, 2004 and paid Kaupulehu Developments $2,656,000.  Revenue from the development rights sale was reduced by $159,000 of fees related to the sale.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years as Barnwell accounts for sales of development rights under option by use of the cost recovery method, therefore there were no other expenses related to the sale.  The $2,497,000 of option revenue, net of fees, is recorded in the Condensed Consolidated Statements of Operations for the six months ended March 31, 2005 as “Sale of development rights, net.”  There were no sales of development rights in the three months ended March 31, 2005.  The December 2004 option receipt represents the fourth of ten scheduled annual option payments.  The next scheduled development rights option payment is due on or before December 31, 2005.  The total amount of remaining future option receipts, if all options are fully exercised, is $15,937,500 as of the date of this filing, comprised of six payments of $2,656,250 due on each December 31 of years 2005 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

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

With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment (“Closing Payment”) in February 2004 and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB of all single-family lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  If prior to December 31, 2005, Kaupulehu Developments has not received percentage payments equal to or greater than $2,500,000 in the aggregate, WB will pay Kaupulehu Developments the amount by which the aggregate amount of all prior Percentage Payments made by WB to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received Percentage Payments (including payments in lieu of Percentage Payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB will pay Kaupulehu Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.  Additionally, WB agreed to pay Kaupulehu Developments non-refundable interim payments of $50,000 per month (“Interim Payments”), until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB’s payment to Kaupulehu Developments of a total of $900,000 in Interim Payments subsequent to February 2004.  As of March 31, 2005, Kaupulehu Developments has received a total of $650,000 of Interim Payments subsequent to February 2004.  There is no assurance that any future Interim Payments or any Percentage Payments will be received.

During the three and six months ended March 31, 2005, Kaupulehu Developments received $150,000 and $300,000 of Increment I interim payments, respectively.  These payments are reflected in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2005 as “Sale of interest in leasehold land, net.”

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

The interests held by Kaupulehu Developments at March 31, 2005 include the development rights under option; the rights to receive percentage and interim payments from the February 2004 sale of its interest in leasehold land; the leasehold land zoned for resort/residential development within Increment II, which is under a right of negotiation with WB; and approximately 1,000 acres of vacant leasehold land zoned conservation.  These interests relate to land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

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

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Revenues:
Oil and natural gas	$7,189,000	$5,895,000	$14,657,000	$11,103,000
Land investment	150,000	7,130,000	2,797,000	9,777,000
Contract drilling	2,272,000	730,000	4,377,000	1,030,000
Other	181,000	142,000	345,000	155,000
Total before interest income	9,792,000	13,897,000	22,176,000	22,065,000
Interest income	31,000	23,000	54,000	65,000
Total revenues	$9,823,000	$13,920,000	$22,230,000	$22,130,000

Depreciation, depletion and amortization:
Oil and natural gas	$2,020,000	$1,589,000	$4,146,000	$3,044,000
Contract drilling	23,000	24,000	47,000	49,000
Other	55,000	61,000	108,000	125,000
Total	$2,098,000	$1,674,000	$4,301,000	$3,218,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$3,882,000	$2,897,000	$7,764,000	$5,328,000
Land investment, net of minority interest	116,000	5,312,000	2,184,000	7,380,000
Contract drilling	718,000	5,000	1,302,000	(55,000)
Other	126,000	81,000	237,000	30,000
Total	4,842,000	8,295,000	11,487,000	12,683,000

General and administrative expenses, net of minority interest	(2,969,000)	(2,956,000)	(5,730,000)	(4,890,000)
Interest expense	(149,000)	(157,000)	(289,000)	(290,000)
Interest income	31,000	23,000	54,000	65,000

Earnings before income taxes	$1,755,000	$5,205,000	$5,522,000	$7,568,000

7.             INCOME TAXES

The current and deferred components of the provision for income taxes for the three and six months ended March 31, 2005 and 2004 are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Current	$966,000	$1,050,000	$2,487,000	$1,738,000
Deferred	(121,000)	415,000	(315,000)	(820,000)
	$845,000	$1,465,000	$2,172,000	$918,000

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% with the 21% tax rate commencing on January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the six months ended March 31, 2004, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in the three months ended March 31, 2004 or three and six months ended March 31, 2005.

Barnwell’s Canadian deferred income tax liabilities were also reduced in the six months ended March 31, 2004 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003.  The bill was enacted into law in December 2003.  The reduction in the tax rate reduced Canadian deferred income taxes liabilities by approximately $100,000 in the six months ended March 31, 2004.  There were no such changes enacted into law in the three months ended March 31, 2004 or three and six months ended March 31, 2005.

8.             PENSION PLAN

The following table details the components of net periodic benefit cost for the three and six months ended March 31, 2005 and 2004:

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Service cost	$34,000	$38,000	$68,000	$76,000
Interest cost	48,000	46,000	96,000	91,000
Expected return on plan assets	(41,000)	(39,000)	(82,000)	(78,000)
Amortization of prior service cost	2,000	1,000	3,000	3,000
Amortization of net actuarial loss	6,000	5,000	12,000	9,000
Net periodic benefit cost	$49,000	$51,000	$97,000	$101,000

Barnwell contributed $150,000 to the plan during the three and six months ended March 31, 2005.  Barnwell estimates that it will contribute between $0 and approximately $50,000 to the plan during the remainder of fiscal 2005.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2005	2004	2005	2004
Net earnings, as reported	$910,000	$3,740,000	$3,350,000	$6,650,000

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	825,000	346,000	1,459,000	550,000

Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(864,000)	(346,000)	(1,510,000)	(550,000)
Pro forma net earnings	$871,000	$3,740,000	$3,299,000	$6,650,000

Basic Earnings Per Share:
As reported	$0.33	$1.42	$1.24	$2.52
Pro forma	$0.32	$1.42	$1.22	$2.52

Diluted Earnings Per Share:
As reported	$0.32	$1.33	$1.17	$2.38
Pro forma	$0.30	$1.33	$1.15	$2.38

During the three and six months ended March 31, 2005, Barnwell issued 10,000 and 69,000 shares (split-adjusted), respectively, of its common stock to certain employees resulting from exercises of previously granted qualified stock options.

In December 2004, Barnwell granted qualified stock options to certain officers/directors of Barnwell to acquire 70,000 shares (split-adjusted) of Barnwell’s common stock at a weighted average exercise price per share of $27.70 (split-adjusted).  These options vest annually over four years commencing one year from the date of grant and expire in December 2014 and December 2009.  No compensation cost was recognized for options granted under this plan for the three and six months ended March 31, 2005 and 2004.    At March 31, 2005, 2,000 shares (split-adjusted) were available for grant under the qualified option plan.

In December 2004, Barnwell granted stock options to certain officers/directors of Barnwell to acquire 70,000 shares (split-adjusted) of Barnwell’s common stock under a non-qualified plan at a purchase price of $26.40 per share (market price on date of grant, split-adjusted), with 14,000 of such options vesting annually commencing one year from the date of grant.  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  The options expire in December 2014.  Barnwell recognized $256,000 and $284,000 of compensation costs relating to these options in the three and six months ended March 31, 2005, respectively.

In prior years, Barnwell granted stock options under a non-qualified plan with stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  During the three and six months ended March 31, 2005, a portion of the stock appreciation rights were exercised, and the difference between the exercise price and the market price was paid in cash.  Barnwell recognized compensation costs of $1,037,000 and $2,003,000 in the three and six months ended March 31, 2005, respectively, and compensation costs of $542,000 and $861,000 in the three and six months ended March 31, 2004, respectively, relating to these options.  There were no exercises of non-qualified stock options in the three and six months ended March 31, 2004.

Stock options at March 31, 2005 were as follows:

	Options outstanding			Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
exercise prices	Shares	Life	Price	Shares	Price
$5.9375 - $7.8125	142,000	4.0 years	$6.73	142,000	$6.73
$25.8500 - $28.4350	140,000	7.9 years	$27.05	—	—

$5.9375 - $28.4350	282,000	6.0 years	$16.82	142,000	$6.73

10.          RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock Issued to Employees,” and supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements.  Compensation costs will be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123(R) is effective, as adjusted by the U.S. Securities and Exchange Commission, as of the beginning of the first annual reporting period that begins after June 15, 2005, or for small business filers, as of the beginning of the first annual reporting period that begins after December 15, 2005.  Barnwell is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined whether it will use the modified prospective or the modified retrospective methods allowed by SFAS No. 123(R), nor has it determined its impact on its financial condition, results of operations, or liquidity.

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

In December 2004, the FASB issued SFAS No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, ‘Accounting for Nonmonetary Transactions.’”  SFAS No. 153 is based on the principle that exchange of nonmonetary assets should be measured based on the fair market value of the assets exchanged.  SFAS No. 153 eliminates the exception of nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  SFAS No. 153 is effective for nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005.  Adoption of the provisions of SFAS No. 153 is not expected to have a material impact on Barnwell’s financial condition, results of operations, or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.”  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  FIN 47 is effective for fiscal years ending after December 15, 2005.  Barnwell is evaluating the impact, if any, of FIN 47 on its financial statements.

11.          SUBSEQUENT EVENTS

On May 11, 2005, Barnwell declared a cash dividend of $0.06 per share, payable June 15, 2005, to stockholders of record on June 1, 2005.

The Board of Directors approved an increase in the number of authorized shares of the Company from 4,000,000 to 20,000,000 shares in May 2005 and will seek stockholder approval of this increase.  The principal reason for the proposed increase in the number of authorized shares is to enable the Company to effectuate a further split of the Company’s common stock if, in the judgment of the Company’s Board of Directors, a further split is appropriate.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Please see Notes 5, 6, 7, 9 and 11 of the “Notes to the Consolidated Financial Statements” in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2004.  There have been no significant changes in contractual obligations and commercial commitments from September 30, 2004 to March 31, 2005, other than those reported elsewhere in this Form 10-QSB.

OVERVIEW

Barnwell is engaged in the following lines of business: 1) oil and natural gas exploration, development, production and sales primarily in Canada (oil and natural gas segment), 2) investment in leasehold land in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil, and natural gas liquids is freely negotiated between buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended March 31, 2005, have ranged from a low of $2.09 per thousand cubic feet to a high of $5.41 per thousand cubic feet, and tend to be higher in the winter season than in the summer due to increased demand.  Oil and natural gas costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations makes capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, uncertainty exists as to the ultimate success of any drilling effort.

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

Barnwell also drills wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.  Water well drilling and pump installation activity increased in recent months, although there is no assurance that this trend will continue through the remainder of fiscal 2005 and in future periods.

RESULTS OF OPERATIONS

Summary/General

For the three months ended March 31, 2005, Barnwell reported net earnings of $910,000 as compared to net earnings of $3,740,000 for the same period in the prior fiscal year.  Net earnings for the three months ended March 31, 2005 decreased as net earnings for the prior year period included earnings from the sale of an interest in leasehold land.  The February 2004 sale of an interest in leasehold land generated an operating profit, after minority interest, of approximately $5,200,000.  In addition, stock appreciation rights expense increased $751,000 in the current year period, as compared to the same period last year, due to an increase in the market price of Barnwell’s stock.  These decreases were partially offset by increases in operating profit generated by both Barnwell’s oil and natural gas and contract drilling segments.

For the six months ended March 31, 2005, Barnwell reported net earnings of $3,350,000 as compared to net earnings of $6,650,000 for the same period in the prior fiscal year.  Net earnings for the six months ended March 31, 2005 decreased as net earnings for the prior year period included 1) the aforementioned earnings from the sale of an interest in leasehold land, and 2) a deferred income tax benefit of $1,540,000 resulting from the enactment of a reduction in Canadian income tax rates.  In addition, stock appreciation rights expense increased $1,426,000 in the current year period, as compared to the same period last year, due to an increase in the market price of Barnwell’s stock.  The decrease was partially offset by an increase in operating profit generated by Barnwell’s oil and natural gas and contract drilling segments.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 8% in the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, and 8% in the six months ended March 31, 2005 as compared to the six months ended March 31, 2004.  The exchange rate of the Canadian dollar to the U.S. dollar at March 31, 2005 increased 4% as compared to September

30, 2004.  This increase in the value of the Canadian dollar in U.S. dollars increased Barnwell’s reported revenues and expenses and assets and liabilities.

Oil and Natural Gas

The following tables set forth Barnwell’s net production and average price per unit of production for the three and six months ended March 31, 2005, as compared to the three and six months ended March 31, 2004.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

SELECTED OPERATING STATISTICS

	Average Prices
	Three months ended
	March 31,		Increase
	2005	2004	$	%
Natural Gas (MCF)*	$5.41	$4.68	$0.73	16%
Oil (Bbls)**	$43.46	$31.90	$11.56	36%
Liquids (Bbls)**	$29.29	$23.78	$5.51	23%

	Six months ended
	March 31,		Increase
	2005	2004	$	%
Natural Gas (MCF)*	$5.36	$4.38	$0.98	22%
Oil (Bbls)**	$42.99	$29.56	$13.43	45%
Liquids (Bbls)**	$29.20	$22.61	$6.59	29%

	Net Sales Volumes
	Three months ended		Increase
	March 31,		(Decrease)
	2005	2004	Units	%
Natural Gas (MCF)*	877,000	822,000	55,000	7%
Oil (Bbls)**	35,000	40,000	(5,000)	(13)%
Liquids (Bbls)**	28,000	23,000	5,000	22%

	Six months ended		Increase
	March 31,		(Decrease)
	2005	2004	Units	%
Natural Gas (MCF)*	1,817,000	1,644,000	173,000	11%
Oil (Bbls)**	73,000	80,000	(7,000)	(9)%
Liquids (Bbls)**	57,000	50,000	7,000	14%

*MCF = 1,000 cubic feet

**Bbls = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $1,509,000 (27%) and $3,937,000 (37%) for the three and six months ended March 31, 2005, respectively, as compared to the same period in the prior year, due to increases in prices for all petroleum products and increases in natural gas and natural gas liquids net production, partially offset by a decrease in net oil production.  Natural gas production increased due to increases in gas production from the Dunvegan area, and gas production from Foley Lake, a new area for Barnwell.  Dunvegan gas production increased significantly, 14% and 21% for the three and six months ended March 31, 2005, respectively, which represents 111% and 87% of the natural gas production increase for the three and six months ended March 31, 2005, respectively.  Natural gas production declines at various other properties where reserves are maturing partially offset the increases from the Dunvegan and Foley Lake areas.  Oil production declined due to maturing reserves, partially offset by an increase in production from the Bonanza area.

Oil and natural gas operating expenses decreased $122,000 (9%) for the three months ended March 31, 2005 and increased $16,000 (1%) for the six months ended March 31, 2005, as compared to the same periods in the prior year.  The decrease for the three months ended March 31, 2005, as compared to the same period in the prior year, was due principally to the receipt of a refund, in the quarter ended March 31, 2005, of approximately $80,000 in operating expenses overcharged to Barnwell in 2002 and 2003 by the operator of Dunvegan, Barnwell’s principal oil and natural gas property (there was no such refund in the prior year period), and higher repairs and maintenance costs incurred in the prior year period as compared to the current year period.

Sale of Interest in Leasehold Land, Sale of Development Rights, and Minority Interest in Earnings

The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  In December 2004 and 2003, Kaupulehu Makai Venture exercised the portion of its development rights option that was to expire at the end of those months.  In both periods, revenue from the option exercise of $2,656,000 was reduced by $159,000 of fees related to the sale, resulting in net revenues of $2,497,000 and a $1,950,000 operating profit, after minority interest, on the transactions.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years as Barnwell accounts for sales of development rights under option by use of the cost recovery method, therefore there were no other expenses related to the sale.  The $2,497,000 of option revenues is recorded in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2005 and 2004 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $15,937,500 as of the date of this filing, comprised of six payments of $2,656,250 due on each December 31 of years 2005 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

Contract Drilling

Contract drilling revenues and costs increased $1,542,000 (211%) and $830,000 (118%), respectively, for the three months ended March 31, 2005, as compared to the same period in the prior year, due to an increase in well drilling work in the current year period.  The contract drilling segment generated a $718,000 operating profit before general and administrative expenses in the three months ended March 31, 2005, an increase of $713,000 as compared to a $5,000 operating profit before general and administrative expenses in the same period of the prior year.

Contract drilling revenues and costs increased $3,347,000 (325%) and $1,992,000 (192%), respectively, for the six months ended March 31, 2005, as compared to the same period in the prior year, due to an increase in well drilling work in the current year period.  The contract drilling segment generated a $1,302,000 operating profit before general and administrative expenses in the six months ended March 31, 2005, an increase of $1,357,000 as compared to a $55,000 operating loss before general and administrative expenses for the six months ended March 31, 2004.

Contract drilling results for the three and six months ended March 31, 2005 reflected the impact of a recent increase in activity due to an increase in the number and dollar value of recently awarded contracts.  Based on contract backlog as of the date of this filing, management estimates that contract drilling operating profit will decline during the remainder of fiscal 2005, as compared to the first half of fiscal 2005.  There is no assurance that any future periods will continue to benefit from the aforementioned recent trend in the number and dollar value of contracts awarded.

Gas Processing and Other

Gas processing and other income decreased $268,000 (56%) and $454,000 (53%) for the three and six months ended March 31, 2005, respectively, as compared to the same periods in the prior year.  During the three and six months ended March 31, 2004, Barnwell sold a parcel of vacant land formerly used as a storage and maintenance yard by Barnwell’s contract drilling segment.  The gain on the sale of the parcel totaled $139,000 for the three and six months ended March 31, 2004; there was no such sale in the three and six months ended March 31, 2005.  In addition, Kaupulehu Developments received $100,000 and $250,000 in income related to negotiations on the development of Kaupulehu Developments’ resort/residential acreage in the three and six months ended March 31, 2004, respectively; such negotiation revenues discontinued with the consummation of Kaupulehu Developments’ sale of an interest in leasehold land in February 2004, therefore there were no such revenues in the three and six months ended March 31, 2005.

General and Administrative Expenses

General and administrative expenses were essentially unchanged (increased $11,000) for the three months ended March 31, 2005 and increased $842,000 (17%) for the six months ended March 31, 2005 as compared to the same periods in the prior year.  The increases were due to the impact of an increase in Barnwell’s stock price on stock appreciation rights, which increased general and administrative expenses by $751,000 and $1,426,000 for the three and six months ended March 31, 2005, respectively, as compared to the same periods in the prior year.  In addition, professional fees increased $193,000 for the six months ended March 31, 2005, as compared to the same period in the prior year, due to higher legal and audit fees as a result of increased costs of regulatory compliance, and consulting services related to Barnwell’s oil and natural gas leases.  Partially offsetting the increase for the three and six months ended March 31, 2005, as compared to the same periods in the prior year, was a decrease in bonuses as $733,000 of bonuses were issued in the three months ended March 31, 2004 in conjunction with the consummation of Kaupulehu Developments’ sale of an interest in leasehold land in February 2004; there were no such bonuses in the three and six months ended March 31, 2005.

General and administrative expenses include fees paid to Nearco, Inc., an entity controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments, for consulting services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco, Inc. totaled $69,000 and $148,000 in the three and six months ended March 31, 2005, respectively, and $69,000 and $135,000 in the three and six months ended March 31, 2004, respectively.  Barnwell believes the fees are fair and reasonable compensation for such services.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization increased $424,000 (25%) for the three months ended March 31, 2005, as compared to the same period in the prior year, due to a 13% increase in the depletion rate and a 4% increase in production (in MCF equivalents where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents).

Depletion, depreciation and amortization increased $1,083,000 (34%) for the six months ended March 31, 2005, as compared to the same period in the prior year, due to an 18% increase in the depletion rate and a 7% increase in production (in MCF equivalents where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents).

The higher depletion rate in both periods is due to increases in Barnwell’s costs of finding and developing proven reserves, and development costs that are incurred to maintain or increase rates of production from reserves found in previous years.  Additionally, a portion of the increase in the depletion rate per MCF equivalent for both periods was due to an 8% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.  Barnwell’s cost of finding and developing proven reserves has increased as a result of the cost of oil and natural gas exploration and development having increased along with product prices, the drilling of unsuccessful wells, and as a portion of recent oil and natural gas capital expenditures were for the development of existing reserves.

Income Taxes

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% with the 21% tax rate commencing on January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the six months ended March 31, 2004, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in the three months ended March 31, 2004 or three and six months ended March 31, 2005.

Barnwell’s Canadian deferred income tax liabilities were also reduced in the six months ended March 31, 2004 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003.  The bill was enacted into law in December 2003.  The reduction in the tax rate reduced Canadian deferred income taxes liabilities by approximately $100,000 in the six months ended March 31, 2004.  There were no such changes enacted into law in the three months ended March 31, 2004 or three and six months ended March 31, 2005.

Foreign Currency Fluctuations and Other Comprehensive Income

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 8% in the three and six months ended March 31, 2005, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 4% at March 31, 2005, as compared to September 30, 2004, and remained essentially unchanged at March 31, 2005, as compared to December 31, 2004.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have fluctuated in relationship to such changes in the exchange rate.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases in value of the Canadian dollar to the U.S. dollar generates other comprehensive income, and decreases in value of the Canadian dollar to the U.S. dollar generates an other comprehensive loss.  Other comprehensive income (loss) for the three months ended March 31, 2005 was a loss of $721,000 as compared to other comprehensive loss of $246,000 for the same period of the prior year.  Other comprehensive income for the six months ended March 31, 2005 was $713,000 as compared to $563,000 in the same period of the prior year.

Foreign currency transaction gains and losses were not material in the three and six months ended March 31, 2005 and 2004 and are reflected in general and administrative expenses.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations totaled $8,801,000 for the six months ended March 31, 2005, an increase of $8,083,000 as compared to $718,000 of cash flows provided by operations for the same period in the prior year.  The increase was due to higher operating cash flow generated by Barnwell’s oil and natural gas and contract drilling segments and timing differences in receivables collections and payables disbursements.

Cash flows used by investing activities were $6,802,000 for the six months ended March 31, 2005 as compared to cash provided by investing activities of $8,613,000 for the six months ended March 31, 2004, a decrease in cash flows of $15,415,000.  The decrease in cash flow is primarily due to Kaupulehu Developments’ receipt of a closing payment for the sale of an interest in leasehold land in February 2004 which generated approximately $10,500,000 of cash, net of associated costs, during the six months ended March 31, 2004; there was no such closing payment received in the six months ended March 31, 2005.  In addition, in the six months ended March 31, 2004, Barnwell fully collected a $1,311,000 note receivable, and received $440,000 of proceeds, net of associated costs, from the sale of land that was previously utilized as a contract drilling storage yard; there were no such proceeds in the six months ended March 31, 2005.  Capital expenditures increased from $4,855,000 in the six months ended March 31, 2004 to $9,087,000 in the six months ended March 31, 2005, an increase of $4,232,000.  Barnwell also invested $1,800,000 in certificates of deposit at various financial institutions, partially offset by $1,288,000 of proceeds received on matured certificates of deposit, in the six months ended March 31, 2005, as compared to investments in certificates of deposit of $1,285,000 in the same period of the prior year.  In both periods Barnwell received $2,497,000, net of expenses, from the sale of development rights.

During the three and six months ended March 31, 2005, Barnwell invested $4,462,000 and $8,833,000, respectively, in oil and natural gas properties in Canada, as compared to $1,506,000 and $4,615,000 during the same respective periods in the prior year.  During the three months ended March 31, 2005, Barnwell participated in the drilling of 26 gross wells (4.2 net wells) in Canada, of which two gross exploratory wells (0.5 net well) were not successful and 24 gross wells (3.7 net wells) are currently being evaluated or appear to be successful.  During the six months ended March 31, 2005, Barnwell participated in the drilling of a total of 46 gross wells (8.0 net wells), of which 5 gross wells (1.4 net wells) were not successful and 41 gross wells (6.6 net wells) are currently being evaluated or appear to be successful.  The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Management estimates that oil and natural gas capital expenditures for fiscal 2005 will range from $14,000,000 to $15,500,000.

During the six months ended March 31, 2005, Barnwell used $791,000 of cash flows for financing activities, a $3,880,000 decrease from $4,671,000 in the same period of the prior year.  In the six months ended March 31, 2005, Barnwell distributed $513,000 to minority interests resulting from Kaupulehu Developments’ property sales, a $2,120,000 decrease in minority interest distributions from $2,633,000 during the same period of the prior year as distributions in the prior year included distributions on the aforementioned receipt of a closing payment for the sale of an interest in leasehold land in February 2004.  Barnwell also made $1,293,000 of long-term debt net repayments during the six months ended March 31, 2004, as compared to no long-term debt repayments in the current year.  Barnwell paid $475,000 in dividends during the six months ended March 31, 2005, as compared to $923,000 in the prior year comparable period, and collected $197,000 in proceeds from employees’ exercise of stock options as compared to $178,000 in the prior year comparable period.

On December 3, 2004, Barnwell declared a cash dividend of $0.125 (split-adjusted) per share payable January 5, 2005, to stockholders of record on December 20, 2004.

Also on December 3, 2004, Barnwell declared a two-for-one stock split in the form of a stock dividend.  The new shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.

On February 14, 2005, Barnwell declared a cash dividend of $0.05 per share, post-split, payable March 15, 2005, to stockholders of record on March 1, 2005.

On May 11, 2005, Barnwell declared a cash dividend of $0.06 per share, payable June 15, 2005, to stockholders of record on June 1, 2005.

The Royal Bank of Canada has renewed Barnwell’s credit facility through April 2006 at $19,000,000 Canadian dollars, or approximately US$15,700,000 at March 31, 2005.  All other terms of the credit facility remained unchanged upon renewal.

At March 31, 2005, Barnwell had $7,686,000 in cash and cash equivalents and certificates of deposit, and approximately $5,400,000 of available credit under its credit facility with the Royal Bank of Canada.  Barnwell believes its current working capital, future cash flows from operations, land segment sales, and available credit will be sufficient to fund its estimated capital expenditures for at least the next twelve months and meet the repayment schedule on its long-term debt.  However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, current working capital balances and cash flows generated by operations may not be sufficient to fund Barnwell’s current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.

SUBSEQUENT EVENTS

On May 11, 2005, Barnwell declared a cash dividend of $0.06 per share, payable June 15, 2005, to stockholders of record on June 1, 2005.

The Board of Directors approved an increase in the number of authorized shares of the Company from 4,000,000 to 20,000,000 shares in May 2005 and will seek stockholder approval of this increase.  The principal reason for the proposed increase in the number of authorized shares is to enable the Company to effectuate a further split of the Company’s common stock if, in the judgment of the Company’s Board of Directors, a further split is appropriate.

Item 3.        Controls and Procedures

As of March 31, 2005, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2005, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders

(a) The 2005 Annual Meeting of Stockholders of the registrant was held on March 7, 2005.

(b) At the 2005 Annual Meeting the following were elected as directors:

Director	For	Withheld
Morton H. Kinzler	1,257,019	25,698
Alan D. Hunter	1,267,480	15,237
Erik Hazelhoff-Roelfzema	1,258,593	24,124
Martin Anderson	1,267,256	15,461
Murray C. Gardner	1,267,056	15,661
Alexander C. Kinzler	1,261,239	21,478
Terry Johnston	1,256,431	26,286
Russell M. Gifford	1,261,305	21,412
Diane G. Kranz	1,267,360	15,357
Kevin K. Takata	1,269,168	13,549

Item 6.        Exhibits and reports on Form 8-K

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

Date: May 11, 2005