Form 10QSB
period 2005-06-30
BARNWELL INDUSTRIES INC
filed 2005-08-12
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes                            ☒                                    No                                ☐

As of August 11, 2005 there were 2,723,020 shares of common stock, par value $0.50, outstanding.

Transitional Small Business Disclosure Format                                         Yes         ☐                                    No                                ☒

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,017,000	$4,497,000
Certificates of deposit	1,700,000	1,387,000
Accounts receivable, net	5,832,000	5,513,000
Other current assets	4,734,000	2,805,000
TOTAL CURRENT ASSETS	18,283,000	14,202,000

INVESTMENT IN LAND	3,033,000	3,033,000

NET PROPERTY AND EQUIPMENT	54,887,000	47,852,000

TOTAL ASSETS	$76,203,000	$65,087,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,618,000	$3,199,000
Accrued liabilities	11,453,000	8,625,000
Income taxes payable	—	36,000
Other current liabilities	1,764,000	1,011,000
TOTAL CURRENT LIABILITIES	17,835,000	12,871,000

LONG-TERM DEBT	10,264,000	10,165,000

ASSET RETIREMENT OBLIGATION	1,955,000	1,775,000

DEFERRED INCOME TAXES	12,382,000	10,719,000

MINORITY INTEREST	343,000	408,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share:
Authorized, 4,000,000 shares;
2,723,020 issued and outstanding at June 30, 2005
2,664,020 issued and outstanding at September 30, 2004	1,362,000	1,332,000
Additional paid-in capital	2,498,000	2,105,000
Retained earnings	28,902,000	25,543,000
Accumulated other comprehensive income - foreign currency translation adjustments	662,000	169,000

TOTAL STOCKHOLDERS’ EQUITY	33,424,000	29,149,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,203,000	$65,087,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Oil and natural gas	$7,740,000	$6,410,000	$22,397,000	$17,130,000
Sale of interest in leasehold land, net	150,000	150,000	450,000	7,180,000
Sale of development rights, net	—	—	2,497,000	2,497,000
Contract drilling	1,640,000	930,000	6,017,000	1,960,000
Gas processing and other	177,000	80,000	576,000	933,000
	9,707,000	7,570,000	31,937,000	29,700,000
Costs and expenses:
Oil and natural gas operating	1,695,000	1,270,000	4,442,000	4,001,000
Contract drilling operating	1,342,000	788,000	4,370,000	1,824,000
General and administrative	2,978,000	1,423,000	8,848,000	6,451,000
Depreciation, depletion and amortization	2,176,000	1,780,000	6,477,000	4,998,000
Interest expense	153,000	98,000	442,000	388,000
Minority interest in earnings (losses)	(25,000)	(28,000)	448,000	2,231,000
	8,319,000	5,331,000	25,027,000	19,893,000

Earnings before income taxes	1,388,000	2,239,000	6,910,000	9,807,000

Income tax provision	514,000	1,049,000	2,686,000	1,967,000

NET EARNINGS	$874,000	$1,190,000	$4,224,000	$7,840,000

BASIC EARNINGS PER COMMON SHARE	$0.32	$0.45	$1.56	$2.97

DILUTED EARNINGS PER COMMON SHARE	$0.30	$0.42	$1.47	$2.81

Weighted average common shares outstanding:
Basic	2,723,020	2,658,064	2,715,654	2,643,221
Diluted	2,893,612	2,816,148	2,871,772	2,790,180

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$4,224,000	$7,840,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	6,477,000	4,998,000
Minority interest in earnings	448,000	2,231,000
Accretion of asset retirement obligation	86,000	56,000
Gain on sale of contract drilling yard	—	(139,000)
Deferred income taxes	(374,000)	(984,000)
Sale of development rights, net	(2,497,000)	(2,497,000)
Sale of interest in leasehold land, net	(450,000)	(7,180,000)
	7,914,000	4,325,000
Increase from changes in current assets and liabilities	4,032,000	1,482,000

Net cash provided by operating activities	11,946,000	5,807,000

Cash flows from investing activities:
Proceeds from sale of development rights, net	2,497,000	2,497,000
Proceeds from sale of interest in leasehold land, net	450,000	10,655,000
Proceeds from collection of note receivable	—	1,311,000
Proceeds from sale of contract drilling yard, net	—	440,000
Proceeds from matured certificates of deposit	1,587,000	—
Investments in certificates of deposit	(1,900,000)	(1,982,000)
Capital expenditures	(12,133,000)	(8,669,000)
Net cash (used in) provided by investing activities	(9,499,000)	4,252,000

Cash flows from financing activities:
Distributions to minority interest partners	(513,000)	(2,633,000)
Repayments of long-term debt	—	(3,706,000)
Payment of dividends	(639,000)	(923,000)
Proceeds from exercise of stock options	197,000	191,000
Net cash used in financing activities	(955,000)	(7,071,000)

Effect of exchange rate changes on cash and cash equivalents	28,000	(1,000)
Net increase in cash and cash equivalents	1,520,000	2,987,000
Cash and cash equivalents at beginning of period	4,497,000	1,648,000
Cash and cash equivalents at end of period	$6,017,000	$4,635,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$411,000	$360,000
Income taxes	$3,530,000	$3,501,000

Supplemental disclosure of non-cash investing and financing activities:

In October 2004, 36,362 stock options were exercised in exchange for 10,000 shares of Barnwell stock at a market price of $23.75 per share, resulting in a $9,000 increase in common stock, a $228,000 increase in additional paid-in capital, and a $237,000 increase in treasury stock.

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

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended June 30, 2005 and 2004

(Unaudited)

					Accumulated
		Additional			Other		Total
	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Income	Earnings	Income (Loss)	Stock	Equity
Balances at March 31, 2004	$1,329,000	$2,018,000		$23,682,000	$(928,000)	$—	$26,101,000

Exercise of stock options, 2,000 shares	1,000	12,000					13,000

Tax benefit from employee stock option transactions		46,000					46,000

Comprehensive income:
Net earnings			$1,190,000	1,190,000			1,190,000
Other comprehensive loss, net of income taxes – foreign currency translation adjustments			(476,000)		(476,000)		(476,000)
Total comprehensive income			$714,000

Balances at June 30, 2004	$1,330,000	$2,076,000		$24,872,000	$(1,404,000)	$—	$26,874,000

Balances at March 31, 2005	$1,362,000	$2,498,000		$28,192,000	$882,000	$—	$32,934,000

Dividends declared, $0.06 per share				(164,000)			(164,000)

Comprehensive income:
Net earnings			$874,000	874,000			874,000
Other comprehensive loss, net of income taxes – foreign currency translation adjustments			(220,000)		(220,000)		(220,000)
Total comprehensive income			$654,000

Balances at June 30, 2005	$1,362,000	$2,498,000		$28,902,000	$662,000	$—	$33,424,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine months ended June 30, 2005 and 2004

(Unaudited)

					Accumulated
		Additional			Other		Total
	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Income	Earnings	Income (Loss)	Stock	Equity
At September 30, 2003 – as previously reported	$821,000	$3,139,000		$22,018,000	$(1,491,000)	$(4,854,000)	$19,633,000

100% stock dividend to effect a 2-for-1 stock split	494,000	(1,285,000)		(4,063,000)		4,854,000	—

Exercise of stock options, 31,000 shares	15,000	176,000					191,000

Tax benefit from employee stock option transactions		46,000					46,000

Dividends declared, $0.35 per share				(923,000)			(923,000)

Comprehensive income:
Net earnings			$7,840,000	7,840,000			7,840,000
Other comprehensive income, net of income taxes - foreign currency translation adjustments			87,000		87,000		87,000
Total comprehensive income			$7,927,000

Balances at June 30, 2004	$1,330,000	$2,076,000		$24,872,000	$(1,404,000)	$—	$26,874,000

At September 30, 2004 – as previously reported	$830,000	$3,399,000		$29,605,000	$169,000	$(4,854,000)	$29,149,000

100% stock dividend to effect a 2-for-1 stock split	512,000	(1,315,000)		(4,288,000)		5,091,000	—

Exercise of stock options, 59,000 shares net of 10,000 shares tendered and placed in treasury	20,000	414,000				(237,000)	197,000

Dividends declared, $0.235 per share				(639,000)			(639,000)

Comprehensive income:
Net earnings			$4,224,000	4,224,000			4,224,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments			493,000		493,000		493,000
Total comprehensive income			$4,717,000

Balances at June 30, 2005	$1,362,000	$2,498,000		$28,902,000	$662,000	$—	$33,424,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of June 30, 2005, the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2005 and 2004, the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2005 and 2004, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and nine months ended June 30, 2005 and 2004 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as “Barnwell”) and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2005 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2004 has been derived from audited financial statements and adjusted for a common stock split (see Note 2).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Barnwell’s September 30, 2004 annual report on Form 10-KSB.  The results of operations for the period ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

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

2.                                      COMMON STOCK SPLIT

In December 2004, Barnwell’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend.  The shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.  There were 1,361,510 shares outstanding on January 11, 2005.  Barnwell issued 1,028,223 new shares and utilized 333,287 shares of treasury stock to execute the stock dividend.  Barnwell’s common stock began trading on a split-adjusted basis on January 31, 2005.  All affected stockholders’ equity accounts and shares outstanding, earnings per share, dividends per share and stock option information in this Form 10-QSB have been adjusted to reflect the stock split for all periods presented.

In May 2005, the Board of Directors authorized the officers of Barnwell to seek stockholder approval of an increase in the number of authorized shares of Barnwell common stock from 4,000,000 to 20,000,000 shares.  The principal reason for the proposed increase in the number of authorized shares is to enable Barnwell to effectuate a further split of its common stock if, in the judgment of Barnwell’s Board of Directors, a further split is appropriate.

3.                                      EARNINGS PER COMMON SHARE AND STOCK-BASED COMPENSATION

Basic earnings per share (“EPS”) is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding was 2,723,020 and 2,715,654 for the three and nine months ended June 30, 2005, respectively, and 2,658,064 and 2,643,221 for the three and nine months ended June 30, 2004, respectively.

Diluted EPS includes the potentially dilutive effect of outstanding common stock options using the treasury stock method.  The weighted-average number of common and potentially dilutive common shares outstanding were 2,893,612 and 2,871,772 for the three and nine months ended June 30, 2005, respectively, and 2,816,148 and 2,790,180 for the three and nine months ended June 30, 2004, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and nine months ended June 30, 2005 and 2004 are as follows:

	Three months ended June 30, 2005
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$874,000	2,723,020	$0.32
Effect of dilutive securities - common stock options	—	170,592
Diluted earnings per share	$874,000	2,893,612	$0.30

	Nine months ended June 30, 2005
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$4,224,000	2,715,654	$1.56
Effect of dilutive securities - common stock options	—	156,118
Diluted earnings per share	$4,224,000	2,871,772	$1.47

	Three months ended June 30, 2004
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,190,000	2,658,064	$0.45
Effect of dilutive securities - common stock options	—	158,084
Diluted earnings per share	$1,190,000	2,816,148	$0.42

	Nine months ended June 30, 2004
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$7,840,000	2,643,221	$2.97
Effect of dilutive securities - common stock options	—	146,959
Diluted earnings per share	$7,840,000	2,790,180	$2.81

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings, as reported	$874,000	$1,190,000	$4,224,000	$7,840,000

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	817,000	14,000	2,276,000	564,000

Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(856,000)	(14,000)	(2,366,000)	(564,000)
Pro forma net earnings	$835,000	$1,190,000	$4,134,000	$7,840,000

Basic Earnings Per Share:
As reported	$0.32	$0.45	$1.56	$2.97
Pro forma	$0.31	$0.45	$1.52	$2.97

Diluted Earnings Per Share:
As reported	$0.30	$0.42	$1.47	$2.81
Pro forma	$0.29	$0.42	$1.44	$2.81

During the nine months ended June 30, 2005, Barnwell issued 69,000 shares of its common stock to certain employees resulting from exercises of previously granted qualified stock options.  There were no exercises of previously granted stock options in the three months ended June 30, 2005.

In December 2004, Barnwell granted qualified stock options to certain officers/directors of Barnwell to acquire 70,000 shares of Barnwell’s common stock at a weighted average exercise price per share of $27.70.  These options vest annually over four years commencing one year from the date of grant and expire in December 2014 and December 2009.  No compensation cost was recognized for options granted under this plan for the three and nine months ended June 30, 2005 and 2004.    At June 30, 2005, 2,000 shares were available for grant under the qualified option plan.

In December 2004, Barnwell granted stock options to certain officers/directors of Barnwell to acquire 70,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $26.40 per share (market price on date of grant).  These options vest annually over five years commencing one year from the date of grant and expire in December 2014.  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  Barnwell recognized $459,000 and $743,000 of compensation costs relating to these options in the three and nine months ended June 30, 2005, respectively.

In prior years, Barnwell granted stock options under a non-qualified plan with stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  During the nine months ended June 30, 2005, a portion of the stock appreciation rights were exercised, and the difference between the exercise price and the market price was paid in cash.  Barnwell recognized compensation costs of $815,000 and $2,818,000 in the three and nine months ended June 30, 2005, respectively, and compensation costs of $22,000 and $883,000 in the three and nine months ended June 30, 2004, respectively, relating to these options.  There were no exercises of non-qualified stock options in the three months ended June 30, 2005 or three and nine months ended June 30, 2004.

Stock options at June 30, 2005 were as follows:

	Options outstanding
		Weighted		Options exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
exercise prices	Shares	Life	Price	Shares	Price
$ 5.9375 - $ 7.8125	142,000	3.8 years	$6.73	142,000	$6.73
$ 25.8500 - $ 28.4350	140,000	7.6 years	$27.05	—	—

$ 5.9375 - $ 28.4350	282,000	5.7 years	$16.82	142,000	$6.73

4.                                      CASH AND CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.  Certificates of deposit at June 30, 2005 and September 30, 2004 include certificates of deposit at various financial institutions with original maturities in excess of three months and are excluded from cash and cash equivalents and are reported separately on the Condensed Consolidated Balance Sheets.

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

The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  In December 2004, Kaupulehu Makai Venture exercised the portion of its development rights option that was to expire on December 31, 2004 and paid Kaupulehu Developments $2,656,000.  Revenue from the development rights sale was reduced by $159,000 of fees related to the sale.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years as Barnwell accounts for sales of development rights under option by use of the cost recovery method, therefore there were no other expenses related to the sale.  The $2,497,000 of option revenue, net of fees, is recorded in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2005 as “Sale of development rights, net.”  There were no sales of development rights in the three months ended June 30, 2005.  The December 2004 option receipt represents the fourth of ten scheduled annual option payments.  The next scheduled development rights option payment is due on or before December 31, 2005.  The total amount of remaining future option receipts, if all options are fully exercised, is $15,937,500 as of the date of this filing, comprised of six payments of $2,656,250 due on each December 31 of years 2005 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

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

With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment (“Closing Payment”) in February 2004 and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB of all single-family lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  If prior to December 31, 2005, Kaupulehu Developments has not received percentage payments equal to or greater than $2,500,000 in the aggregate, WB will pay Kaupulehu Developments the amount by which the aggregate amount of all prior Percentage Payments made by WB to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received Percentage Payments (including payments in lieu of Percentage Payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB will pay Kaupulehu Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.  Additionally, WB agreed to pay Kaupulehu Developments non-refundable interim payments of $50,000 per month (“Interim Payments”), until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB’s payment to Kaupulehu Developments of a total of $900,000 in Interim Payments subsequent to February 2004.  As of June 30, 2005, Kaupulehu Developments received a total of $800,000 of Interim Payments subsequent to February 2004, and the remaining $100,000 of Interim Payments were received in July and August 2005, bringing the total to $900,000 as of August 1, 2005.

During the three and nine months ended June 30, 2005, Kaupulehu Developments received $150,000 and $450,000 of Increment I interim payments, respectively.  These payments are reflected in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2005 as “Sale of interest in leasehold land, net.”

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

In March 2004, WB commenced engineering of infrastructure, preparation of covenants, conditions and restrictions for a community association, and preparation of legal documents to enable real estate sales, and broke ground and graded several miles of access roads.  In late September 2004, WB began mass grading of the first phase of 38 lots for development.  In late December 2004,

WB received final subdivision approval from the County of Hawaii for this first phase of 38 lots.  During the past several months, WB has been excavating, processing and placing material on the first phase of 38 lots for development and has brought a portion of these lots to finished grade.  WB is also finalizing its sales program documentation to begin marketing of the first phase of 38 lots.

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

The interests held by Kaupulehu Developments at June 30, 2005 include the development rights under option; the rights to receive percentage payments and the remaining $100,000 of interim payments from the February 2004 sale of its interest in leasehold land; the leasehold land zoned for resort/residential development within Increment II, which is under a right of negotiation with WB; and approximately 1,000 acres of vacant leasehold land zoned conservation.  These interests relate to land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

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

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Revenues:
Oil and natural gas	$7,740,000	$6,469,000	$22,397,000	$17,572,000
Land investment	150,000	150,000	2,947,000	9,927,000
Contract drilling	1,640,000	930,000	6,017,000	1,960,000
Other	145,000	15,000	490,000	170,000
Total before interest income	9,675,000	7,564,000	31,851,000	29,629,000
Interest income	32,000	6,000	86,000	71,000
Total revenues	$9,707,000	$7,570,000	$31,937,000	$29,700,000

Depreciation, depletion and amortization:
Oil and natural gas	$2,088,000	$1,699,000	$6,234,000	$4,743,000
Contract drilling	34,000	25,000	81,000	74,000
Other	54,000	56,000	162,000	181,000
Total	$2,176,000	$1,780,000	$6,477,000	$4,998,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$3,957,000	$3,500,000	$11,721,000	$8,828,000
Land investment, net of minority interest	116,000	116,000	2,300,000	7,496,000
Contract drilling	264,000	117,000	1,566,000	62,000
Other	91,000	(41,000)	328,000	(11,000)
Total	4,428,000	3,692,000	15,915,000	16,375,000

General and administrative expenses, net of minority interest	(2,919,000)	(1,361,000)	(8,649,000)	(6,251,000)
Interest expense	(153,000)	(98,000)	(442,000)	(388,000)
Interest income	32,000	6,000	86,000	71,000

Earnings before income taxes	$1,388,000	$2,239,000	$6,910,000	$9,807,000

7.                                      INCOME TAXES

The components of the provision for income taxes for the three and nine months ended June 30, 2005 and 2004 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Current	$573,000	$1,213,000	$3,060,000	$2,951,000
Deferred	(59,000)	(164,000)	(374,000)	(984,000)
	$514,000	$1,049,000	$2,686,000	$1,967,000

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% beginning January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the nine months ended June 30, 2004, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in the three months ended June 30, 2004 or three and nine months ended June 30, 2005.

Barnwell’s Canadian deferred income tax liabilities were also reduced by approximately $200,000 and $300,000 in the three and nine months ended June 30, 2004, respectively, as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003 (enacted into law in December 2003), and from 12.5% to 11.5%, effective April 1, 2004 (enacted into law in May 2004).  There were no such changes enacted into law in the three and nine months ended June 30, 2005.

8.                                      PENSION PLAN

The following table details the components of net periodic benefit cost for the three and nine months ended June 30, 2005 and 2004:

	Three months ended		Nine months ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$34,000	$22,000	$102,000	$98,000
Interest cost	48,000	45,000	144,000	136,000
Expected return on plan assets	(41,000)	(39,000)	(123,000)	(117,000)
Amortization of prior service cost	1,000	1,000	4,000	4,000
Amortization of net actuarial loss	6,000	4,000	18,000	13,000
Net periodic benefit cost	$48,000	$33,000	$145,000	$134,000

Barnwell contributed $150,000 to the plan in the nine months ended June 30, 2005.  Barnwell estimates that it will not make any additional contributions to the plan during the remainder of fiscal 2005.

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

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America.  Barnwell’s accounting for operating leases was evaluated by Barnwell’s management using the guidance provided in this letter, and it was determined that any changes in accounting as a result of the aforementioned letter would not have a material impact on Barnwell’s financial condition, results of operations or liquidity.

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

On March 29, 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB No. 107”), which expressed the SEC staff’s views on SFAS No. 123(R), but did not modify any of SFAS No. 123(R)’s provisions.  Barnwell is evaluating the views expressed by the SEC in SAB No. 107 in conjunction with its assessment of SFAS No. 123(R)’s impact.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.

10.                               SUBSEQUENT EVENT

On August 11, 2005, Barnwell declared a cash dividend of $0.06 per share, payable September 15, 2005, to stockholders of record on September 1, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Barnwell identifies its most critical accounting principles upon which its financial reporting is based as the full cost method of accounting for oil and natural gas properties, the accounting for investment in land, the percentage of completion method of accounting for contract drilling, valuation of receivables, the asset and liability method of accounting for deferred income taxes, and the accounting for Barnwell’s employee pension plan.  The carrying cost of oil and natural gas properties is subject to a valuation ceiling under the full cost method based on estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers.  Investment in land is subject to a valuation ceiling based on an estimation of the fair value of the property, less costs to sell.  The percentage of completion method of accounting for contract drilling is based on estimates of the total costs to complete each contract.  Receivables are subject to a valuation ceiling based on estimates of collectible amounts.  Deferred tax assets are based on estimates of the realizable value of future tax deductions, which utilize estimates and assumptions regarding future levels of taxable income.  Barnwell’s accounting for its employee pension plan is based on estimates and assumptions regarding future investment returns, compensation increases, interest rates, and benefit payments.  The aforementioned estimates and assumptions are based on values provided by independent petroleum engineers, in the case of oil and natural gas reserves, on independent actuaries, in the case of pension obligations, or on internal analysis performed by Barnwell’s management.  Changes in estimates and assumptions affecting any of the above could materially affect Barnwell’s reported amounts of assets, liabilities, revenues and expenses.  These accounting policies are detailed in the notes to the consolidated financial statements included in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2004 and in relevant sections in this discussion and analysis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Please see Notes 5, 6, 7, 9 and 11 of the “Notes to the Consolidated Financial Statements” in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2004.  There have been no significant changes in contractual obligations and commercial commitments from September 30, 2004 to June 30, 2005, other than those reported elsewhere in this Form 10-QSB.

OVERVIEW

Barnwell is engaged in the following lines of business: 1) oil and natural gas exploration, development, production and sales primarily in Canada (oil and natural gas segment), 2) investment in leasehold land in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.   Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages in the three years ended June 30, 2005, have ranged from a low of $2.09 per thousand cubic feet to a high of $5.78 per thousand cubic feet, and tend to be higher in the winter season than in the summer due to increased demand.  Oil and natural gas costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, uncertainty exists as to the ultimate success of any drilling effort.

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

Barnwell also drills wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.  Water well drilling and pump installation operating profits have increased in recent months, however management does not expect this trend to continue through the remainder of fiscal 2005 and in future periods, based on current contract backlog.

RESULTS OF OPERATIONS

Summary/General

For the three and nine months ended June 30, 2005, Barnwell reported net earnings of $874,000 and $4,224,000, respectively, as compared to net earnings of $1,190,000 and $7,840,000 for the same periods in the prior fiscal year.

Net earnings for the three months ended June 30, 2005 decreased $316,000, as compared to the same period in the prior year, due to an increase in stock appreciation rights expense, after income taxes, of $803,000 resulting from an increase in the market price of Barnwell’s stock which was partially offset by higher oil and natural gas operating profit generated by increases in oil and natural gas prices.  Net earnings also decreased as the prior year period included a deferred income tax benefit of $200,000 resulting from a reduction in the Province of Alberta’s income tax rate in the three months ended June 30, 2004; there was no such item in the three months ended June 30, 2005.

Net earnings for the nine months ended June 30, 2005 decreased $3,616,000, as compared to the same period in the prior year, due to an increase in stock appreciation rights expense, after income taxes,  of $1,712,000 in the current year period resulting from an increase in the market price of Barnwell’s stock.  In addition, earnings decreased as net earnings for the prior year period included 1) the sale of an interest in leasehold land in February 2004 which generated an operating profit, after minority interest, of approximately $5,200,000, and 2) a deferred income tax benefit of $1,740,000 resulting from the enactment of a reduction in Federal Canadian income tax rates and Alberta’s income tax rate.  The decrease was partially offset by an increase in operating profit generated by Barnwell’s oil and natural gas and contract drilling segments.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 9% in the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, and 8% in the nine months ended June 30, 2005 as compared to the nine months ended June 30, 2004.  The exchange rate of the Canadian dollar to the U.S. dollar at June 30, 2005 increased 3% as compared to September 30, 2004.  This increase in the value of the Canadian dollar in U.S. dollars increased Barnwell’s reported revenues and expenses and assets and liabilities.

Oil and Natural Gas

The following tables set forth Barnwell’s net production and average price per unit of production for the three and nine months ended June 30, 2005, as compared to the three and nine months ended June 30, 2004.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

SELECTED OPERATING STATISTICS

	Average Prices
	Three months ended
	June 30,		Increase
	2005	2004	$	%
Natural Gas (MCF)*	$5.78	$4.95	$0.83	17%
Oil (Bbls)**	$46.79	$33.97	$12.82	38%
Liquids (Bbls)**	$32.93	$22.93	$10.00	44%

	Nine months ended
	June 30,		Increase
	2005	2004	$	%
Natural Gas (MCF)*	$5.50	$4.58	$0.92	20%
Oil (Bbls)**	$44.20	$31.01	$13.19	43%
Liquids (Bbls)**	$30.39	$22.73	$7.66	34%

	Net Sales Volumes
	Three months ended		Increase
	June 30,		(Decrease)
	2005	2004	Units	%
Natural Gas (MCF)*	915,000	891,000	24,000	3%
Oil (Bbls)**	34,000	39,000	(5,000)	(13)%
Liquids (Bbls)**	27,000	29,000	(2,000)	(7)%

	Nine months ended		Increase
	June 30,		(Decrease)
	2005	2004	Units	%
Natural Gas (MCF)*	2,732,000	2,535,000	197,000	8%
Oil (Bbls)**	107,000	119,000	(12,000)	(10)%
Liquids (Bbls)**	84,000	79,000	5,000	6%

*MCF = 1,000 cubic feet

**Bbls = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $1,330,000 (21%) and $5,267,000 (31%) for the three and nine months ended June 30, 2005, respectively, as compared to the same periods in the prior year, due to increases in prices for all petroleum products and increases in natural gas production, partially offset by a decrease in net oil production.  Natural gas production increased in both periods due to increases in natural gas production from the Dunvegan and Doris areas.  Doris is a new area for Barnwell.  Dunvegan natural gas production increased 39,000 MCF and 190,000 MCF in the three and nine months ended June 30, 2005, respectively, as compared to the same periods in the prior year.  Doris natural gas production increased 44,000 MCF and 162,000 MCF in the three and nine months ended June 30, 2005, respectively, as compared to the same periods in the prior year.  Natural gas production declines at various other properties partially offset the increases from the Dunvegan and Doris areas.  Natural gas and natural gas liquids production at Dunvegan was reduced by approximately 30,000 MCF and 3,000 barrels, respectively, in both the three and nine months ended June 30, 2005, as compared to the same periods in the prior year, due to plant maintenance.  There was no such plant maintenance program in last year’s comparable periods.

Oil production declined in both periods due to natural declines at maturing properties, partially offset by an increase in production from two new areas.

Oil and natural gas operating expenses increased $425,000 (33%) and $441,000 (11%) for the three and nine months ended June 30, 2005, respectively, as compared to the same periods in the prior year, due to several reasons: i) the average exchange rate of the Canadian dollar to the U.S. dollar increased 9% and 8% in the three and nine months ended June 30, 2005, respectively, as compared to the same periods in the prior year, ii) the number of wells operated by Barnwell increased (with new wells, there are significant initial costs associated with achieving stabilized operations such as chemical costs, contract labor costs and workover costs), iii) gas gathering and processing charges increased due to increases in rates charged by processors of natural gas and as new natural gas has been brought on from recent drilling projects, iv) electricity rates and municipal taxes have increased, and v) inclement weather was a factor in higher operating expenses in the three months ended June 30, 2005, as Barnwell incurred road maintenance and trucking costs to ensure production was maintained during this period.  The increase in oil and natural gas operating expenses for the nine months ended June 30, 2005 was partially offset by the receipt of an approximately $80,000 refund of operating expenses overcharged to Barnwell in 2002 and 2003 by the operator of the Dunvegan property, Barnwell’s principal oil and natural gas property; there was no such refund in the prior year period.

Sale of Interest in Leasehold Land, Sale of Development Rights, and Minority Interest in Earnings

Revenues from the sale of an interest in leasehold land, net of associated costs, decreased $6,730,000 to $450,000 in the nine months ended June 30, 2005, as compared to $7,180,000 in the same period of the prior year, as Kaupulehu Developments, a Hawaii general partnership in which Barnwell owns a 77.6% controlling interest, received a $11,550,000 closing payment in February 2004 from the closing of a Purchase and Sale Agreement with WB KD Acquisition LLC.  The sale was accounted for by use of the cost recovery method, under which no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to the leasehold interest sold.  The revenue from the $11,550,000 closing payment was reduced by $693,000 of fees related to the sale, approximately $402,000 in other costs related to the sale, and $3,475,000 of previously capitalized costs relating to the sale, resulting in net revenue from the closing payment of $6,980,000 for the nine months ended June 30, 2004; there was no such closing payment in the three months ended June 30, 2004 or the three and nine months ended June 30, 2005.  Revenues from the sale of interest in leasehold land, net, also included $150,000 and $450,000 of interim payments for the three and nine months ended June 30, 2005, respectively, and $150,000 and $200,000 of interim payments for the three and nine months ended June 30, 2004, respectively, related to the Purchase and Sale Agreement with WB KD Acquisition LLC.

The development rights held by Kaupulehu Developments are for residentially zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  In December 2004 and 2003,

Kaupulehu Makai Venture exercised the portion of its development rights option that was to expire at the end of those months.  In both periods, revenue from the option exercise of $2,656,000 was reduced by $159,000 of fees related to the sale, resulting in net revenues of $2,497,000 and a $1,950,000 operating profit, after minority interest, on the transactions.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years as Barnwell accounts for sales of development rights under option by use of the cost recovery method, therefore there were no other expenses related to the sale.  The $2,497,000 of option revenues is recorded in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2005 and 2004 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $15,937,500 as of the date of this filing, comprised of six payments of $2,656,250 due on each December 31 of years 2005 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

Contract Drilling

Contract drilling revenues and costs increased $710,000 (76%) and $554,000 (70%), respectively, for the three months ended June 30, 2005, due to an increase in water well drilling activity as compared to the same period in the prior year.  Operating profit before general and administrative expenses increased $147,000 from an operating profit of $117,000 in the three months ended June 30, 2004 to an operating profit of $264,000 for the three months ended June 30, 2005, due to the increased water well drilling activity in the current year period.

Contract drilling revenues and costs increased $4,057,000 (207%) and $2,546,000 (140%), respectively, for the nine months ended June 30, 2005, due to an increase in water well drilling activity as compared to the same period in the prior year.  Operating profit before general and administrative expenses increased $1,504,000 for the nine months ended June 30, 2005, as compared to the same period in the prior year, due to the increased water well drilling activity and increased margins in the current year period.  Management currently estimates that operating profit will be lower in future periods due to lower margins on contracts in backlog.

Gas Processing and Other

Gas processing and other income increased $97,000 (121%) for the three months ended June 30, 2005, as compared to the same period in the prior year, as gas processing and other income for the prior year period was negatively impacted by an approximately $70,000 settlement adjustment with a gas producer; there was no such item in the current year period.  In addition, interest income increased $26,000 due to higher average cash balances in the current year period, as compared to the same period in the prior year.

Gas processing and other income decreased $357,000 (38%) for the nine months ended June 30, 2005, as compared to the same period in the prior year, as gas processing and other income in the prior year period included the sale of a parcel of vacant land formerly used as a storage and maintenance yard by Barnwell’s contract drilling segment.  The gain on the sale of the parcel totaled $139,000 for the nine months ended June 30, 2004; there was no such sale in the nine months ended June 30, 2005.  In addition, Kaupulehu Developments received $250,000 in income related to negotiations on the development of Kaupulehu Developments’ resort/residential acreage in the nine months ended June 30, 2004; such negotiation revenues discontinued with the consummation of Kaupulehu Developments’ sale of an interest in leasehold land in February 2004, therefore there were no such revenues in the nine months ended June 30, 2005.  The remainder of the decrease is due to a decrease in revenues from the processing of third party gas at Dunvegan, partially offset by the $70,000 increase discussed in the preceding paragraph.

General and Administrative Expenses

General and administrative expenses increased $1,555,000 (109%) and $2,397,000 (37%) for the three and nine months ended June 30, 2005, respectively.  The increases were due to the impact of an increase in Barnwell’s stock price on stock appreciation rights, which increased general and administrative expenses by $1,253,000 and $2,679,000 for the three and nine months ended June 30, 2005, respectively, as compared to the same periods in the prior year.  In addition, professional fees increased $93,000 and $286,000 for the three and nine months ended June 30, 2005, respectively, as compared to the same periods in the prior year, due to higher legal and audit fees as a result of increased costs of regulatory compliance, and consulting services related to Barnwell’s oil and natural gas leases.  In addition, personnel costs increased $222,000 in the three months ended June 30, 2005, as compared to the same period in the prior year, due in part to the addition of new personnel.  Partially offsetting the increase for the nine months ended June 30, 2005, as compared to the same period in the prior year, was a $514,000 decrease in bonuses as $733,000 of bonuses were issued in the nine months ended June 30, 2004 in conjunction with the consummation of Kaupulehu Developments’ sale of an interest in leasehold land in February 2004; there were no such bonuses in the three and nine months ended June 30, 2005.

General and administrative expenses include fees paid to Nearco, Inc., an entity controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments, for consulting services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco, Inc. totaled $69,000 and $217,000 in the three and nine months ended June 30, 2005, respectively, and $69,000 and $204,000 in the three and nine months ended June 30, 2004, respectively.  Barnwell believes the fees are fair and reasonable compensation for such services.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization increased $396,000 (22%) for the three months ended June 30, 2005, as compared to the same period in the prior year, due to a 14% increase in the depletion rate and a 9% increase in the average exchange rate of the Canadian dollar to the U.S. dollar, partially offset by a 1% decrease in production (in MCF equivalents where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents).

Depletion, depreciation and amortization increased $1,479,000 (30%) for the nine months ended June 30, 2005, as compared to the same period in the prior year, due to a 16% increase in the depletion rate, a 4% increase in production (in MCF equivalents where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents) and an 8% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves, and development costs that are incurred to decrease the rate of production declines or maintain or increase rates of production from reserves found in previous years.  Barnwell’s cost of finding and developing proven reserves has increased as a result of the cost of oil and natural gas exploration and development having increased along with product prices, the drilling of unsuccessful wells, and as a portion of recent oil and natural gas capital expenditures were for the development of existing reserves.

Interest Expense

Interest expense increased $55,000 (56%) and $54,000 (14%) for the three and nine months ended June 30, 2005, respectively, as compared to the same periods in the prior year.  The increases were due to higher average interest rates and higher standby fees as compared to the same periods in the prior year.  The increases were partially offset by a decrease in interest expense due to lower average outstanding loan balances.

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income Taxes

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% beginning January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during the nine months ended June 30, 2004, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in the three months ended June 30, 2004 or three and nine months ended June 30, 2005.

Barnwell’s Canadian deferred income tax liabilities were also reduced by approximately $200,000 and $300,000 in the three and nine months ended June 30, 2004, respectively, as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003 (enacted into law in December 2003), and from 12.5% to 11.5%, effective April 1, 2004 (enacted into law in May 2004).  There were no such changes enacted into law in the three and nine months ended June 30, 2005.

Foreign Currency Fluctuations and Other Comprehensive Income

In addition to U.S. operations, Barnwell conducts operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 9% and 8% in the three and nine months ended June 30, 2005, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 3% at June 30, 2005, as compared to September 30, 2004, and decreased 1% at June 30, 2005, as compared to March 31, 2005.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have fluctuated in relationship to such changes in the exchange rate.

Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases in value of the Canadian dollar to the U.S. dollar generates other comprehensive income, and decreases in value of the Canadian dollar to the U.S. dollar generates an other comprehensive loss.  Other comprehensive loss for the three months ended June 30, 2005 was $220,000, a $256,000 decrease in other comprehensive loss as compared to an other comprehensive loss of $476,000 for the same period of the prior year.  Other comprehensive income for the nine months ended June 30, 2005 was $493,000, a $406,000 increase as compared to $87,000 in the same period of the prior year.

Foreign currency transaction gains and losses were not material in the three and nine months ended June 30, 2005 and 2004 and are reflected in general and administrative expenses.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations totaled $11,946,000 for the nine months ended June 30, 2005, an increase of $6,139,000 as compared to $5,807,000 of cash flows provided by operations for the same period in the prior year.  The increase was due to higher operating cash flow generated by Barnwell’s oil and natural gas and contract drilling segments and timing differences in receivables collections and payables disbursements.

Cash flows used by investing activities were $9,499,000 for the nine months ended June 30, 2005, as compared to cash provided by investing activities of $4,252,000 for the nine months ended June 30, 2004, a decrease in cash flows of $13,751,000.  The decrease in cash flow is primarily due to Kaupulehu Developments’ receipt of a closing payment for the sale of an interest in leasehold land in February 2004 which generated approximately $10,500,000 of cash, net of associated costs, during the nine months ended June 30, 2004; there was no such closing payment received in the nine months ended June 30, 2005.  In addition, in the nine months ended June 30, 2004, Barnwell fully collected a $1,311,000 note receivable, and received $440,000 of proceeds, net of associated costs, from the sale of land that was previously utilized as a contract drilling storage yard; there were no such proceeds in the nine months ended June 30, 2005.  Capital expenditures increased from $8,669,000 in the nine months ended June 30, 2004 to $12,133,000 in the nine months ended June 30, 2005, an increase of $3,464,000.  Barnwell also invested $1,900,000 in certificates of deposit at various financial institutions, partially offset by $1,587,000 of proceeds received on matured certificates of deposit, in the nine months ended June 30, 2005, as compared to investments in certificates of deposit of $1,982,000 in the same period of the prior year.  In both periods Barnwell received $2,497,000, net of expenses, from the sale of development rights.

During the three and nine months ended June 30, 2005, Barnwell invested $2,820,000 and $11,654,000, respectively, in oil and natural gas properties in Canada, as compared to $3,781,000 and $8,396,000 during the same respective periods in the prior year.  During the three months ended June 30, 2005, Barnwell participated in the drilling of 9 gross wells (0.7 net wells) in Canada, all of which are currently being evaluated or appear to be successful.  During the nine months ended June 30, 2005, Barnwell participated in the drilling of a total of 55 gross wells (8.7 net wells), of which 5 gross wells (1.4 net wells) were not successful and 50 gross wells (7.3 net wells) are currently being evaluated or appear to be successful.  Of the 55 gross wells, 19 gross wells (5.7 net wells) were on prospects developed by Barnwell.  Of the 19 gross wells on prospects developed by Barnwell, 5 gross wells (1.4 net wells) were not successful and 14 gross wells (4.3 net wells) are currently being evaluated or appear to be successful.  The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Management estimates that oil and natural gas capital expenditures for fiscal 2005 will range from $14,000,000 to $15,500,000.

During the nine months ended June 30, 2005, Barnwell used $955,000 of cash flows for financing activities, a $6,116,000 decrease from $7,071,000 in the same period of the prior year.  In the nine months ended June 30, 2005, Barnwell distributed $513,000 to minority interests resulting from Kaupulehu Developments’ property sales, a $2,120,000 decrease in minority interest distributions from $2,633,000 during the same period of the prior year, as distributions in the prior year included distributions on the aforementioned receipt of a closing payment for the sale of an interest in leasehold land in February 2004.  Barnwell made no long-term debt repayments in the current year, as compared to $3,706,000 of long-term debt net repayments during the nine months ended June 30, 2004.  Barnwell paid $639,000 in dividends during the nine months ended June 30, 2005, as compared to $923,000 in the prior year comparable period, and collected $197,000 in proceeds from employees’ exercise of stock options as compared to $191,000 in the prior year comparable period.

On December 3, 2004, Barnwell declared a cash dividend of $0.125 per share payable January 5, 2005, to stockholders of record on December 20, 2004.

Also on December 3, 2004, Barnwell declared a two-for-one stock split in the form of a stock dividend.  The new shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.

On February 14, 2005, Barnwell declared a cash dividend of $0.05 per share payable March 15, 2005, to stockholders of record on March 1, 2005.

On May 11, 2005, Barnwell declared a cash dividend of $0.06 per share, payable June 15, 2005, to stockholders of record on June 1, 2005.

On August 11, 2005, Barnwell declared a cash dividend of $0.06 per share, payable September 15, 2005, to stockholders of record on September 1, 2005.

The Royal Bank of Canada has renewed Barnwell’s credit facility through April 2009 at an unchanged $19,000,000 Canadian dollars, or approximately US$15,500,000 at June 30, 2005.  All other terms of the credit facility remained unchanged upon renewal.

At June 30, 2005, Barnwell had $6,017,000 in cash and cash equivalents, $1,700,000 in certificates of deposit, and approximately $5,200,000 of available credit under its credit facility with the Royal Bank of Canada.  Barnwell believes its current working capital, future cash flows from operations, land segment sales, and available credit will be sufficient to fund its estimated capital expenditures for at least the next twelve months and meet the repayment schedule on its long-term debt.  However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, current working capital balances and cash flows generated by operations may not be sufficient to fund Barnwell’s current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.

Item 3.             Controls and Procedures

As of June 30, 2005, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by the report, Barnwell’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under such act.  There were no changes in Barnwell’s internal control over financial reporting that affected, or are reasonably likely to affect, financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Date: August 11, 2005