Form 10QSB/A
period 2005-06-30
BARNWELL INDUSTRIES INC
filed 2005-08-16
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

Amendment No. 1

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

EXPLANATORY NOTE

Barnwell Industries, Inc. is filing this Form 10-QSB/A, Amendment No. 1, to its Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005, as filed with the United States Securities and Exchange Commission (“SEC”) on August 12, 2005 (the “Original Filing”).  We are amending the Original Filing by filing this Form 10-QSB/A, Amendment No. 1, to correct a date that was incorrectly disclosed in Item 2 of the Original Filing.

The Original Filing includes the following sentence in the “Liquidity and Capital Resources” section of Item 2: “The Royal Bank of Canada has renewed Barnwell’s credit facility through April 2009 at an unchanged $19,000,000 Canadian dollars, or approximately US$15,500,000 at June 30, 2005.”  The amended sentence with the corrected date in this Form 10-QSB/A reads “The Royal Bank of Canada has renewed Barnwell’s credit facility through April 2006 at an unchanged $19,000,000 Canadian dollars, or approximately US$15,500,000 at June 30, 2005.”  Item 2 is amended and restated in its entirety in this Form 10-QSB/A to reflect this change.  No other information in the Original Filing is amended hereby.

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

SELECTED OPERATING STATISTICS

	Average Prices
	Three months ended June 30,		Increase
	2005	2004	$	%
Natural Gas (MCF)*	$5.78	$4.95	$0.83	17%
Oil (Bbls)**	$46.79	$33.97	$12.82	38%
Liquids (Bbls)**	$32.93	$22.93	$10.00	44%

	Nine months ended June 30,		Increase
	2005	2004	$	%
Natural Gas (MCF)*	$5.50	$4.58	$0.92	20%
Oil (Bbls)**	$44.20	$31.01	$13.19	43%
Liquids (Bbls)**	$30.39	$22.73	$7.66	34%

	Net Sales Volumes
	Three months ended June 30,		Increase (Decrease)
	2005	2004	Units	%
Natural Gas (MCF)*	915,000	891,000	24,000	3%
Oil (Bbls)**	34,000	39,000	(5,000)	(13)%
Liquids (Bbls)**	27,000	29,000	(2,000)	(7)%

	Nine months ended June 30,		Increase (Decrease)
	2005	2004	Units	%
Natural Gas (MCF)*	2,732,000	2,535,000	197,000	8%
Oil (Bbls)**	107,000	119,000	(12,000)	(10)%
Liquids (Bbls)**	84,000	79,000	5,000	6%

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

The Royal Bank of Canada has renewed Barnwell’s credit facility through April 2006 at an unchanged $19,000,000 Canadian dollars, or approximately US$15,500,000 at June 30, 2005.  All other terms of the credit facility remained unchanged upon renewal.

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

PART II. OTHER INFORMATION

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

Date:   August 15, 2005