Form 10KSB
period 2005-09-30
BARNWELL INDUSTRIES INC
filed 2005-12-21
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

                                ☒       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

(808) 531-8400

(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value	American Stock Exchange
$0.50 per share

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                              Yes       ☒                        No         ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.                                                                                      ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                              Yes       ☐                        No         ☒

Issuer’s revenues for the fiscal year ended September 30, 2005: $44,210,000

The aggregate market value of the voting stock held by non-affiliates (3,169,552 shares) of the Registrant on December 20, 2005, based on the closing price of $20.50 on that date on the American Stock Exchange, was $64,976,000.

As of December 20, 2005 there were 8,169,060 shares of common stock, par value $0.50, outstanding.

Documents Incorporated by Reference

                                1.    Proxy statement to be forwarded to shareholders on or about January 19, 2006 is incorporated by reference in Part III hereof.

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

Barnwell’s oil and natural gas operations are affected by domestic and international political, legislative, economic, regulatory and legal actions.  Such actions may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, including military conflict, embargoes, internal instability or actions or reactions of the government of the United States in anticipation of or in response to such developments.  Domestic and international economic conditions, such as recessionary trends, inflation, interest costs, monetary exchange rates and labor costs, as well as changes in the availability and market prices of crude oil, natural gas and other petroleum products, may also have a significant effect on Barnwell’s oil and natural gas operations.  While Barnwell maintains reserves for anticipated liabilities and carries various levels of insurance, Barnwell could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.  In addition, climate and weather can significantly affect Barnwell in several of its operations.  Barnwell’s oil and gas operations are also affected by political developments and laws and regulations, particularly in the United States and Canada, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety.  Costs of compliance with environmental laws are ingrained in Barnwell’s expenses and not distinguished from other costs and expenses.

Barnwell’s land investment business segment is affected by the condition of Hawaii’s real estate market.  The Hawaii real estate market is affected by Hawaii’s economy and Hawaii’s tourism industry, as well as the United States’ economy in general.  Any future cash flows from Barnwell’s land development activities are subject to, among other factors, the level of real estate activity and prices, the demand for new housing and second homes on the Island of Hawaii, the rate of increase in the cost of building materials and labor, the introduction of building code modifications, changes to zoning laws, and the level of confidence in Hawaii’s economy.

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

All dollar amounts in this report are in U.S. dollars, unless otherwise noted.

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

Barnwell’s oil and natural gas activities comprise its largest business segment.  Approximately 74% of Barnwell’s revenues for the fiscal year ended September 30, 2005 was attributable to its oil and natural gas activities.  Barnwell’s contract drilling activities accounted for 17% of fiscal 2005 revenues; Barnwell’s land investment segment revenues accounted for 7% of fiscal 2005 revenues; and other revenues comprised 2% of fiscal 2005 revenues.  Approximately 97% of Barnwell’s capital expenditures for the fiscal year ended September 30, 2005 was attributable to oil and natural gas activities and 3% was applicable to other activities.

(i)            Oil and Natural Gas Activities.  Barnwell’s wholly-owned subsidiary, Barnwell of Canada, Limited, is involved in the acquisition, exploration and development of oil and natural gas properties, principally in Alberta, Canada.  Barnwell of Canada initiates and participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest, and evaluates proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere.  Barnwell’s oil and natural gas segment derived 62% of its oil and natural gas revenues in fiscal 2005 from four individually significant marketers, ProGas Limited (25%), Glencoe Resources Limited (15%), Coral Energy Canada Inc. (11%), and Plains Marketing Canada, L.P. (11%).

(ii)           Contract Drilling.  Barnwell’s wholly-owned subsidiary, Water Resources International, Inc. (“Water Resources”), drills wells and installs and repairs water pumping systems in Hawaii.  Water Resources owns and operates four rotary drill rigs, a rotary drill/workover rig, pump installation and service equipment, and maintains drilling materials and pump inventory in Hawaii.  Water Resources’ contracts are usually fixed price per lineal foot drilled or day rate contracts that are either negotiated with private entities or are obtained through competitive bidding with various private entities or local, state and federal agencies.  Barnwell’s contract drilling subsidiary derived 63%, 70%, and 66% of its contract drilling revenues in fiscal 2005, 2004, and 2003, respectively, pursuant to federal, State of Hawaii and county contracts.

(iii)          Land Investment.  Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North

Kona District of the Island of Hawaii.  Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka’upulehu and Hualalai Golf Club, which opened in 1996, a second golf course, and single-family and multi-family residential units.  These projects were developed on leasehold land acquired from Kaupulehu Developments by Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  Kaupulehu Developments later obtained the state and county zoning changes necessary to permit development of single-family and multi-family residential units, a golf course and a limited commercial area on approximately 870 leasehold acres located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  In 2004, Kaupulehu Developments’ leasehold interest in the first increment of these 870 acres was sold to WB KD Acquisition LLC, an independent third party.

Kaupulehu Developments currently owns development rights under option; rights to receive percentage payments on the first increment of the approximately 870 leasehold acres; an interest in leasehold land zoned for resort/residential development within the second increment of the approximately 870 leasehold acres, which is under a right of negotiation; and approximately 1,000 acres of vacant leasehold land zoned conservation.

                (b)       Financial Information about Industry Segments

Revenues of each industry segment for the fiscal years ended September 30, 2005, 2004, and 2003 are summarized as follows (all revenues were from unaffiliated customers with no intersegment sales or transfers):

	2005		2004		2003
Oil and natural gas	$32,724,000	74%	$23,840,000	62%	$19,830,000	82%
Contract drilling	7,644,000	17%	3,690,000	10%	2,050,000	9%
Land investment	3,047,000	7%	10,077,000	26%	1,220,000	5%
Other	652,000	2%	827,000	2%	720,000	3%
Revenues from segments	44,067,000	100%	38,434,000	100%	23,820,000	99%
Interest income	143,000	0%	106,000	0%	340,000	1%
Total revenues	$44,210,000	100%	$38,540,000	100%	$24,160,000	100%

For further discussion see Note 11 (SEGMENT AND GEOGRAPHIC INFORMATION) and Note 13 (CONCENTRATIONS OF CREDIT RISK) of “Notes to Consolidated Financial Statements” in Item 7.

                (c)       Narrative Description of Business

See the table above in Item 1(b) detailing revenue of each industry segment and description of each industry segment of Barnwell’s business under Item 2.

As of September 30, 2005, Barnwell employed 52 employees, 50 of which are on a full-time basis.  Twenty-five are employed in contract drilling activities, 16 are employed in oil and natural gas activities, and 11 are members of the corporate and administrative staff.

For further discussion see the “Governmental Regulation” section and the “Competition” section in Item 2 hereof.

(d)                     Financial Information about Foreign and Domestic Operations and Export Sales

Revenues and long-lived assets by geographic area for the three years ended and as of September 30, 2005, 2004 and 2003 are set forth in Note 11 (SEGMENT AND GEOGRAPHIC INFORMATION) of “Notes to Consolidated Financial Statements” in Item 7.

Item 2.            Description of Property

OIL AND NATURAL GAS OPERATIONS

General

Barnwell’s investments in oil and natural gas properties consist of investments in Canada, principally in the Province of Alberta, with minor holdings in the Provinces of Saskatchewan and British Columbia.  These property interests are principally held under governmental leases or licenses.  Under the typical Canadian provincial governmental lease, Barnwell must perform exploratory operations and comply with certain other conditions.  Lease terms vary with each province, but, in general, the terms grant Barnwell the right to remove oil, natural gas and related substances subject to payment of specified royalties on production.

Barnwell initiates and participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest.  Barnwell also evaluates proposals by third parties for participation in other exploratory and developmental opportunities.  All exploratory and developmental operations are overseen by Barnwell’s Calgary, Alberta staff along with independent consultants as necessary.  In fiscal 2005, Barnwell participated in exploratory and developmental operations in the Canadian Province of Alberta, although Barnwell does not limit its consideration of exploratory and developmental operations to this area.

Barnwell’s producing natural gas and oil properties are located principally in Alberta.  A small number of producing properties, representing less than 5% of production, are located in British Columbia and Saskatchewan.  The Province of Alberta determines its royalty share of natural gas and of oil by using reference prices that average all natural gas sales and oil sales, respectively, in Alberta.  Royalty rates are calculated on a sliding scale basis, increasing as prices increase up to a maximum royalty rate of 35%.  Additionally, Barnwell pays gross overriding royalties and leasehold royalties on a portion of its natural gas and oil sales to parties other than the Province of Alberta.

In fiscal 2005 and 2004, the weighted average rate of royalties paid on all of Barnwell’s natural gas was approximately 27%.  The weighted average rate of all royalties paid to governments and others on natural gas from the Dunvegan Unit, Barnwell’s principal oil and natural gas property, before the Alberta Royalty Tax Credit, was approximately 31% and 30% in fiscal 2005 and 2004, respectively.  New production coming on line at lower royalty rates essentially offset the increase in the weighted average royalty rate at Dunvegan.

In fiscal 2005 and 2004, the weighted average royalty rate paid on oil was approximately 24% and 22%, respectively.  The increase in the weighted average royalty rate on oil was primarily due to higher oil prices and the expiry of certain royalty holidays on new oil properties.

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

Well Drilling Activities

During fiscal 2005, Barnwell participated in the drilling of 70 gross development wells and 10 gross exploratory wells, of which management believes 69 should be capable of production and 11 are dry holes.  The most significant drilling operations took place in the Dunvegan, Bonanza, Doris and Progress areas.

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the fiscal years ended September 30, 2005, 2004, and 2003 in which Barnwell participated:

	Productive		Productive		Total Productive
	Oil Wells		Gas Wells		Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2005
Gross*	1.0	7.0	4.0	57.0	5.0	64.0	5.0	6.0	10.0	70.0
Net*	0.3	1.7	1.0	7.3	1.3	9.0	1.6	1.6	2.9	10.6

2004
Gross*	3.0	5.0	6.0	120.0	9.0	125.0	7.0	3.0	16.0	128.0
Net*	0.9	0.3	2.1	7.9	3.0	8.2	3.1	0.3	6.1	8.5

2003
Gross*	—	5.0	8.0	40.0	8.0	45.0	5.0	7.0	13.0	52.0
Net*	—	1.5	2.1	7.5	2.1	9.0	1.5	2.1	3.6	11.1

*                 The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

The Dunvegan Unit, in which Barnwell holds an 8.9% working interest, is Barnwell’s principal oil and natural gas property and is located in Alberta, Canada.  At September 30, 2005, the Dunvegan Unit had 188 producing natural gas wells.  In fiscal 2005, Barnwell participated in the drilling of 41 gross (3.7 net) development gas wells in the Dunvegan area, all of which were successful.  Total capital expenditures at Dunvegan were $4,299,000 in fiscal 2005 as compared to $3,670,000 and $1,223,000 in fiscal 2004 and 2003, respectively.  Barnwell expects that fiscal 2006 capital expenditures at Dunvegan will decline from fiscal 2005’s level.

                Capital expenditures totaled $2,023,000 in the Doris area in fiscal 2005 as compared to $735,000 in fiscal 2004.  Six gross wells (2.4 net wells) were drilled in fiscal 2005 of which four gross wells (1.7 net wells) were successful and two gross wells (0.7 net well) were unsuccessful.  In the Doris area Barnwell acquired oil and natural gas rights in 4,480 gross (3,200 net) acres of undeveloped land in fiscal 2005.  At September 30, 2005 Barnwell held a 44% average working interest in productive wells in the Doris area.

                Capital expenditures totaled $1,987,000 in the Bonanza area in fiscal 2005 as compared to $1,740,000 in fiscal 2004.  Five gross wells (1.6 net wells) were drilled in fiscal 2005 of which two gross wells (0.6 net wells) were successful and tied in and producing at September 30, 2005, and three gross wells (1.0 net wells) were unsuccessful.  In the Bonanza area Barnwell acquired oil and natural gas rights in 6,400 gross (3,348 net) acres of undeveloped land in fiscal 2005.  At September 30, 2005 Barnwell held a 32% average working interest in productive wells in the Bonanza area.

                Capital expenditures totaled $1,670,000 in the Progress area in fiscal 2005 as compared to $550,000 in fiscal 2004.  Three gross wells (0.9 net well) were drilled in fiscal 2005 of which two were successful and one is being evaluated.  In the Progress area Barnwell acquired oil and natural gas rights in 1,280 gross (720 net) acres of undeveloped land in fiscal 2005.  At September 30, 2005 Barnwell held a 32% average working interest in productive wells in the Progress area.

                Capital expenditures totaled $531,000 in the Wood River area in fiscal 2005 as compared to $615,000 in fiscal 2004.  Four gross wells (0.4 net wells) were successfully drilled in fiscal 2005.  At September 30, 2005 Barnwell held a 14% average working interest in productive wells in the Wood River area.

Barnwell’s average working interest in wells drilled in fiscal 2005 was approximately 17%, as compared to 10% in fiscal 2004 and 23% in fiscal 2003.  The increase in fiscal 2005, as compared to fiscal 2004, was principally due to an 81 gross (2.7 net) well drilling program in fiscal 2004 in the Hilda area, where Barnwell’s interest averaged 3.3%, which reduced Barnwell’s average net interest in fiscal 2004.  In fiscal 2005, Barnwell initiated 27 gross wells (8.8 net wells) as compared to 20 gross wells (7.9 net wells) in fiscal 2004.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net unit production for the last three fiscal years, based on sales of crude oil, natural gas, condensate and other natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.  Barnwell’s net production in fiscal 2005, 2004, and 2003 was derived primarily from the Province of Alberta.

	Year Ended September 30,
	2005	2004	2003
Annual net production:
Natural gas liquids (BBLS)*	114,000	105,000	85,000
Oil (BBLS)*	139,000	154,000	142,000
Natural gas (MCF)*	3,621,000	3,383,000	3,175,000

Annual average sale price per unit of production:
BBL of liquids**	$31.84	$24.18	$21.50
BBL of oil**	$48.11	$33.24	$27.69
MCF of natural gas***	$5.93	$4.60	$4.27

Annual average production cost per MCFE produced****	$1.20	$1.11	$0.93

Annual average depletion cost per MCFE produced*****	$1.66	$1.31	$0.90

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

***                           Calculated on revenues net of pipeline charges before royalty expense and royalty tax credit divided by gross production.

****                    Natural gas liquids, oil and natural gas units were combined by converting barrels of natural gas liquids and oil to an MCF equivalent (“MCFE”) on the basis of 1 BBL = 5.8 MCF.  Excludes natural gas pipeline charges.

*****             Natural gas liquids, oil and natural gas units were combined by converting barrels of natural gas liquids and oil to an MCF equivalent (“MCFE”) on the basis of 1 BBL = 5.8 MCF.

In fiscal 2005, approximately 68%, 21% and 11% of Barnwell’s oil and natural gas revenues were from the sale of natural gas, oil and natural gas liquids, respectively.

In fiscal 2005, Barnwell’s net production after royalties for natural gas averaged 9,920 MCF per day, an increase of 7% from 9,240 MCF per day in fiscal 2004.  Gross natural gas production also increased 7% in fiscal 2005, as compared to fiscal 2004.  Dunvegan contributed approximately 48% of Barnwell’s net natural gas production in fiscal 2005, an increase from 44% in fiscal 2004 due to the new well drilling at Dunvegan.

Barnwell’s major oil producing properties are the Red Earth, Chauvin and Bonanza areas in Canada.  In fiscal 2005, net production after royalties for oil averaged 380 barrels per day, a decrease of 10% from 420 barrels per day in fiscal 2004.  This decrease was principally due to natural production declines at Red Earth.

In fiscal 2005, net production after royalties for natural gas liquids averaged 310 barrels per day, an increase of 7% from 290 barrels per day in fiscal 2004.  This increase was due to higher Dunvegan production which increased 12% or 29 barrels per day.  Dunvegan contributed approximately 82% of Barnwell’s net natural gas liquids production in fiscal 2005.

The average production cost per MCFE was $1.20 for fiscal 2005, an 8% increase from $1.11 for fiscal 2004.  The increase was due to an 8% increase in the average exchange rate of the Canadian dollar to the U.S. dollar in fiscal 2005, as compared to fiscal 2004.

The average depletion cost per MCFE was $1.66 for fiscal 2005, a 27% increase from $1.31 for fiscal 2004.  The increase was due to a 17% increase in the depletion rate and an 8% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves, and costs that are incurred to decrease the rate of production declines or maintain or increase rates of production from reserves found in previous years.  Barnwell’s cost of finding and developing proven reserves has increased due to the cost of oil and natural gas exploration and development having increased along with product prices, the drilling of unsuccessful wells, and as a portion of recent oil and natural gas capital expenditures were for the development of existing reserves.

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

The following table sets forth the gross and net number of productive wells Barnwell has an interest in as of September 30, 2005

Productive Wells

	Productive Wells*
	Gross**		Net**
Location	Oil	Gas	Oil	Gas
Canada
Alberta	142	581	24.1	57.8
Saskatchewan	7	34	0.3	5.6
British Columbia	2	—	0.5	—
Total	151	615	24.9	63.4

*                                         Twelve gross natural gas wells have dual or multiple completions and two gross oil wells have dual completions.

**                                  Please see note (2) on the following table.

Developed Acreage and Undeveloped Acreage

The following table sets forth certain information with respect to oil and natural gas properties of Barnwell as of September 30, 2005

					Developed and
	Developed		Undeveloped		Undeveloped
	Acreage(1)		Acreage(1)		Acreage(1)
Location	Gross(2)	Net(2)	Gross(2)	Net(2)	Gross(2)	Net(2)
Canada
Alberta	231,425	33,328	237,021	102,150	468,446	135,478
British Columbia	1,597	476	3,490	1,115	5,087	1,591
Saskatchewan	3,140	426	—	—	3,140	426
Total	236,162	34,230	240,511	103,265	476,673	137,495

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

Barnwell’s leasehold interests in its undeveloped acreage expire over the next fiscal years, if not developed, as follows: 6% expire during fiscal 2006; 6% expire during fiscal 2007; 18% expire during fiscal 2008; 32% expire during fiscal 2009; and 25% expire during fiscal 2010. Thirteen percent of Barnwell’s undeveloped acreage is not subject to expiration because they are related to heavy oil and other areas where leases are allowed to continue indefinitely without having a well on the acreage.

There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes major concentrations in Alberta, at Bremner (8,640 net acres), Bonanza (6,352 net acres), Boundary Lake (6,326 net acres), Thornbury (6,261 net acres), Mulligan (4,708 net acres), Paddle River (5,760 net acres), Swalwell (4,000 net acres), Red Earth (3,271 net acres) and Doris (5,568 net acres).

Reserves

The amounts set forth in the table below, prepared by Paddock Lindstrom & Associates Ltd., Barnwell’s independent reservoir engineering consultants, summarize the estimated net quantities of proved producing reserves and proved reserves of crude oil (including condensate and natural gas liquids) and natural gas as of September 30, 2005, 2004, and 2003 on all properties in which Barnwell has an interest.  These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars.  No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any federal authority or agency, other than the United States Securities and Exchange Commission, since October 1, 2003.

Proved Producing Reserves

	September 30,
	2005	2004	2003
Oil - barrels (BBLS) (including natural gas liquids):
Dunvegan	456,000	446,000	479,000
All other properties	646,000	689,000	783,000
Total	1,102,000	1,135,000	1,262,000

Natural gas — thousand cubic feet (MCF):
Dunvegan	12,947,000	13,796,000	13,598,000
All other properties	8,895,000	7,818,000	7,865,000
Total	21,842,000	21,614,000	21,463,000

Total Proved Reserves

  (Includes Proved Producing Reserves)

	September 30,
	2005	2004	2003
Oil - barrels (BBLS) (including natural gas liquids):
Dunvegan	489,000	524,000	559,000
All other properties	817,000	780,000	842,000
Total	1,306,000	1,304,000	1,401,000

Natural gas — thousand cubic feet (MCF):
Dunvegan	13,858,000	15,975,000	16,095,000
All other properties	11,376,000	10,850,000	11,544,000
Total	25,234,000	26,825,000	27,639,000

As of September 30, 2005, essentially all of Barnwell’s proved producing and total proved reserves were located in the Province of Alberta, with minor volumes located in the Provinces of Saskatchewan and British Columbia.

During fiscal 2005, Barnwell’s total net proved reserves, including proved producing reserves, of oil, condensate and natural gas liquids increased by 2,000 barrels, and total net proved reserves of natural gas decreased by 1,591,000 MCF.

The change in oil, condensate and natural gas liquids reserves was the net result of production during the year of 253,000 barrels, the addition of 179,000 barrels from the drilling of productive wells, and the independent engineer’s 76,000 barrel upward revision of Barnwell’s oil reserves.

The change in natural gas reserves was the net result of production during the year of 3,621,000 MCF, the addition of 3,266,000 MCF from the drilling of productive natural gas wells and the independent engineer’s 1,236,000 MCF downward revision of Barnwell’s natural gas reserves.  The downward revision was caused by prior year wells not performing as anticipated.

Barnwell’s working interest in the Dunvegan area accounted for approximately 55% and 60% of its total proved natural gas reserves at September 30, 2005 and 2004, respectively, and approximately 37% and 40% of total proved oil and natural gas liquids reserves at September 30, 2005 and 2004, respectively.

The following table sets forth Barnwell’s oil and natural gas reserves at September 30, 2005, by property name, based on information prepared by Paddock Lindstrom & Associates Ltd.  Gross reserves are before the deduction of royalties; net reserves are after the deduction of royalties net of the Alberta Royalty Tax Credit.  This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at the date of the projection.  Oil, which includes natural gas liquids, is shown in thousands of barrels (“MBBLS”) and natural gas is shown in millions of cubic feet (“MMCF”).

OIL AND NATURAL GAS RESERVES AT SEPTEMBER 30, 2005

	Total Proved Producing				Total Proved
	Oil & NGL		Gas		Oil & NGL		Gas
Property Name	Gross	Net	Gross	Net	Gross	Net	Gross	Net
	(MBBLS)		(MMCF)		(MBBLS)		(MMCF)
Dunvegan	656	456	16,394	12,947	704	489	17,616	13,858
Red Earth	332	290	—	—	351	304	—	—
Bonanza/Balsam	104	87	1,036	856	105	87	1,227	1,000
Pouce Coupe South	11	7	1,359	1,105	11	7	1,359	1,105
Medicine River	38	28	902	606	38	28	902	606
Doris	3	3	1,196	936	3	3	1,770	1,379
Leduc	8	6	721	591	8	6	778	640
Faith South	—	—	—	—	—	—	1,011	790
Hillsdown	13	10	581	465	29	23	746	597
Chauvin	96	85	13	11	96	85	13	11
Wood River	4	4	533	445	43	36	786	652
Progress	22	21	575	473	114	102	766	612
Thornbury	—	—	745	651	—	—	779	680
Charlotte Lake	—	—	292	268	—	—	512	452
Pouce Coupe	4	4	430	361	4	4	430	361
Rat Creek	30	24	232	199	30	24	232	199
Hilda	—	—	231	222	—	—	231	222
Zama	—	—	52	36	—	—	296	196
Mulligan	1	1	240	195	1	1	240	195
Wizard Lake	26	22	—	—	26	22	—	—
Armada	—	—	141	135	—	—	141	135
Boundary Lake	—	—	544	396	17	15	544	396
Smaller Alberta properties	41	35	631	602	41	35	696	660
Boundary Lake, British Columbia	20	18	219	201	38	34	385	347
Hatton, Saskatchewan	—	—	196	141	—	—	196	141
Webb-Beverley, Saskatchewan	1	1	—	—	1	1	—	—
TOTAL	1,410	1,102	27,263	21,842	1,660	1,306	31,656	25,234

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

	Proved Producing	Total Proved
Year ending September 30,	Reserves	Reserves

2006	$27,384,000	$31,741,000
2007	22,607,000	27,607,000
2008	18,324,000	21,860,000
Thereafter	78,557,000	90,125,000
	$146,872,000	$171,333,000

Present value (discounted at 10%) at September 30, 2005	$102,663,000	$119,762,000

Marketing of Oil and Natural Gas

Barnwell sells substantially all of its oil and condensate production under short-term contracts between itself and marketers of oil.  The price of oil and condensate is freely negotiated between the buyers and sellers.

Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers.  In fiscal 2005, 2004, and 2003, Barnwell took virtually all of its oil and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf.

In fiscal 2005, natural gas production from the Dunvegan Unit was responsible for approximately 46% of Barnwell’s natural gas revenues, as compared to 42% in fiscal 2004.  In fiscal 2005, Barnwell had four individually significant marketers that accounted for 62% of Barnwell’s oil and natural gas revenues.  A substantial portion of Barnwell’s Dunvegan natural gas production and natural gas production from other properties is sold to aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers.  In fiscal 2005, more than 50% of Barnwell’s oil and natural gas revenues were from products sold at spot prices.

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

Different royalty rates are imposed by the provincial governments, the Government of Canada and private interests with respect to the production and sale of crude oil, natural gas and liquids.  In addition, provincial governments receive additional revenue through the imposition of taxes on crude oil and natural gas owned by private interests within the province.  Essentially, provincial royalties are calculated as a percentage of revenue and vary depending on production volumes, selling prices and the date of discovery.

In 2002, Canadian taxpayers were not permitted to deduct royalties, taxes, rentals and similar levies paid to the federal or provincial governments in connection with oil and natural gas production in computing income for Canadian federal income tax purposes.  However, they were allowed to deduct a “Resource Allowance” which is 25% of the taxpayer’s “Resource Profits for the Year” (essentially, net income from the production of oil, natural gas or minerals) in computing their taxable income.

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

In Alberta, a producer of oil or natural gas is entitled to a credit against the royalties payable to the Crown by virtue of the Alberta Royalty Tax Credit program.  The Alberta Royalty Tax Credit rate is based on a price-sensitive formula and varies between 75% at prices below a specified royalty tax credit reference price and 25% at prices above a specified royalty tax credit reference price.  The Alberta Royalty Tax Credit will be applied to a maximum annual amount of $2,000,000 Canadian dollars of

Alberta Crown royalties payable for each producer or associated group of producers.  Crown royalties on production from producing properties acquired from corporations claiming maximum entitlements to the Alberta Royalty Tax Credit will generally not be eligible for the Alberta Royalty Tax Credit.  The rate is established quarterly based on the average royalty tax credit reference price, as determined by the Alberta Department of Energy.  The royalty tax credit reference price is based on a weighted average oil and gas price.

The Province of Alberta has stated that changes in the Alberta Royalty Tax Credit will be announced three years in advance.  The government of Alberta has considered limiting the Alberta Royalty Tax Credit on some basis, as yet undetermined, to entities that invest in oil and natural gas in Alberta.  Barnwell currently does such investing.  The Alberta Royalty Tax Credit program has been in effect in various forms since 1974 and Barnwell anticipates that it will be continued in some form for the foreseeable future.  In fiscal 2005, Barnwell’s Alberta Royalty Tax Credit totaled approximately $409,000.  If the Alberta Royalty Tax Credit is discontinued, it will have an adverse effect on Barnwell.

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

CONTRACT DRILLING OPERATIONS

Barnwell owns 100% of Water Resources International, Inc. (“Water Resources”) which drills water and exploratory wells and installs and repairs water pumping systems in Hawaii.  Water Resources owns and operates four Spencer-Harris portable rotary drill rigs ranging in drilling capacity from 3,500 feet to 7,000 feet, and an IDECO H-35 rotary drill/workover rig which it had leased to an oil company during the latter part of fiscal 2003 through the end of fiscal 2005.  Additionally, Water Resources leases a three-quarter of an acre maintenance facility in Honolulu, Hawaii and a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and maintains an inventory of drilling and pump supplies.  As of September 30, 2005, Water Resources employed 25 drilling, pump and administrative employees, none of whom are union members.

Water Resources drills water, water monitoring and geothermal wells of varying depths in Hawaii and also installs and repairs water pumps and is the state of Hawaii’s distributor for Floway pumps and equipment.  The demand for Water Resources’ services is primarily dependent upon land development activities in Hawaii.  Water Resources markets its services to land developers and government agencies, and identifies potential contracts through public notices, its officers’ involvement in community activities and referrals.  Contracts are usually fixed price per lineal foot or day rate contracts and are negotiated with private entities or obtained through competitive bidding with private entities or with local, state and federal agencies.  Contract revenues are not dependent upon the discovery of water, geothermal production zones or other similar targets, and contracts are not subject to renegotiation of profits or termination at the election of the governmental entities involved.  Contracts provide for arbitration in the event of disputes.

Barnwell’s contract drilling subsidiary derived 63%, 70%, and 66% of its contract drilling revenues in fiscal 2005, 2004, and 2003, respectively, pursuant to federal, State of Hawaii and county contracts.  At September 30, 2005, Barnwell had accounts receivable from the State of Hawaii and county entities totaling approximately $621,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, State of Hawaii, county and private entities.

Barnwell’s contract drilling segment currently operates in Hawaii and is not subject to seasonal fluctuations.

Activity

In fiscal 2005, Water Resources started seven well drilling contracts and seven pump installation contracts and completed five well drilling contracts and five pump installation contracts.  Five of the completed well drilling contracts and one of the completed pump contracts were started in the prior year.  Seventy-two percent (72%) of well drilling and pump installation jobs, representing 63% of total contract drilling revenues in fiscal 2005, have been pursuant to government contracts.

At September 30, 2005, Water Resources had a backlog of nine well drilling contracts and ten pump installation and repair contracts, seven and four of which were in progress as of September 30, 2005.

The dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at November 30, 2005 and 2004 was as follows:

	2005	2004
Well drilling	$2,000,000	$4,500,000
Pump installation and repair	1,500,000	1,100,000
	$3,500,000	$5,600,000

All of the contracts in backlog at November 30, 2005 are expected to be completed within fiscal year 2006.

Competition

Water Resources utilizes rotary drill rigs and competes with other drilling contractors in Hawaii which use drill rigs similar to Water Resources’ drilling rigs, and newer or top head rotary drilling rigs that drill as quickly as Water Resources’ equipment but require less labor.  These competitors are also capable of installing and repairing vertical turbine and submersible water pumping systems in Hawaii.  These contractors compete actively with Water Resources for government and private contracts.  Pricing is Water Resources’ major method of competition; reliability of service is also a significant factor.

Competitive pressures are expected to remain high, thus there is no assurance that the increase in available or awarded jobs which occurred in fiscal 2005 will continue.

LAND INVESTMENT OPERATIONS

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.  Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka’upulehu and Hualalai Golf Club, which opened in 1996, a second golf course, and single-family and multiple-family residential units.  These projects were developed on leasehold land acquired from Kaupulehu Developments by Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture.

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

With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment (“Closing Payment”) in February 2004 and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB of single-family lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  If prior to December 31, 2005,  Kaupulehu Developments has not received Percentage Payments equal to or greater than $2,500,000 in the aggregate, WB will pay Kaupulehu Developments the amount by which the aggregate amount of all prior Percentage Payments made by WB to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received Percentage Payments (including payments in lieu of Percentage Payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB will pay Kaupulehu

Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.  Until the formal granting of access and utility easements by third parties to WB have been completed, WB is entitled, but not required, to withhold payment of Percentage Payments and the minimum payments described above to Kaupulehu Developments until WB’s aggregate gross proceeds generated by the sale of single-family lots in Increment I exceeds $75,000,000.  As of the date of this filing, Kaupulehu Developments has received no Percentage Payments and it is Barnwell’s understanding that the conditions regarding the formal granting of easements are in progress but have not yet been completed.  There is no assurance that any of these future payments will be received.

WB also agreed to pay Kaupulehu Developments non-refundable interim payments of $50,000 per month (“Interim Payments”), until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB’s payment to Kaupulehu Developments of a total of $900,000 in Interim Payments subsequent to February 2004.  Kaupulehu Developments received Interim Payments totaling $350,000 through fiscal 2004.

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

With respect to Increment II, Kaupulehu Developments and WB agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II.  WB, however, may terminate such negotiations at any time without any further obligation.  Under the terms of the Step-In Rights Agreement, if at the end of three years following the closing of the sale of the first single-family lot in Increment I the parties have not entered into a definitive agreement with respect to Increment II, the leasehold rights with respect to Increment II will revert to Kaupulehu Developments.  In 2005, Kaupulehu Developments and WB held several meetings to discuss possible development scenarios for Increment II.  No agreement has been reached with WB for the development of Increment II although the discussions between the parties are ongoing.

Activity

During the year ended September 30, 2005, Kaupulehu Developments received $550,000 of Interim Payments, before minority interest, and has received in full the aforementioned $900,000 of Interim Payments as of August 2005.

In March 2004, WB commenced engineering of infrastructure, preparation of covenants, conditions and restrictions for a community association, and preparation of legal documents to enable real estate sales, and broke ground and graded several miles of access roads.  In 2004, WB received final subdivision approval from the County of Hawaii for the first phase of 38 lots.  In 2005, WB received federal and State of Hawaii approvals to begin marketing the first phase of 38 lots of Increment I.  Additionally, during 2004 and 2005, WB excavated, processed and placed material on the single-family lots bringing a majority of the first phase of 38 lots to finished grade.

On December 31, 2004, Kaupulehu Makai Venture exercised the portion of its development rights option due on that date and paid Kaupulehu Developments $2,656,000.  Barnwell accounts for sales of development rights under option by use of the cost recovery method, whereby no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold.  Accordingly, the $2,656,000 of revenues attributable to the development rights sale in December 2004 was reduced by $159,000 of fees related to the sale, resulting in net revenues of $2,497,000 and a $1,950,000 operating profit, after minority interest.  There were no other costs deducted from revenues from the sale of development rights in fiscal 2005 as all capitalized costs associated with the development rights were expensed in previous years under the cost recovery method.  At September 30, 2005, approximately 81 acres remain under option.

The total amount of remaining future development rights option receipts at September 30, 2005, if all options are fully exercised, was $15,937,500, comprised of six payments of $2,656,250 due on each December 31 of years 2005 to 2010.  In November 2005, Kaupulehu Makai Venture paid Kaupulehu Developments $2,875,000 upon exercising the portion of its development rights option due on December 31, 2005 of $2,656,000 and a portion, $219,000, of its development rights option due on December 31, 2006, bringing the total remaining future development rights option receipts to $13,063,000.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

The interests held by Kaupulehu Developments at September 30, 2005 include the development rights under option; the rights to receive Increment I Percentage Payments; the leasehold land zoned for resort/residential development within Increment II, which is under a right of negotiation with WB; and approximately 1,000 acres of vacant leasehold land zoned conservation.

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

For the past couple of years, Hawaii’s economy has experienced some growth and the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments’ property is located, has experienced strong demand for residential real estate.  This trend continued through fiscal 2005 and is not expected to decline significantly in the near term, although there can be no assurance this trend will in fact continue.

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

Item 4.            Submission of Matters to a Vote of Security Holders

                The Board of Directors and the stockholders of Barnwell, on May 11, 2005 and October 7, 2005, respectively, approved an amendment (the “Amendment”) to Barnwell’s Certificate of Incorporation to increase the authorized number of shares of Barnwell’s common stock, par value $0.50, from 4,000,000 shares to 20,000,000 shares.  The Amendment became effective on October 12, 2005 upon the filing of the Amendment with the Secretary of State of the State of Delaware.

PART II

Item 5.            Market For Common Equity and Related Stockholder Matters

In December 2004, Barnwell declared a two-for-one stock split in the form of a stock dividend.  The new shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.

On October 17, 2005, Barnwell declared a three-for-one stock split in the form of a stock dividend.  The new shares were distributed on November 14, 2005 to all shareholders of record as of October 28, 2005.  All information in this Form 10-KSB has been adjusted to reflect the stock splits for all periods presented.

The principal market on which Barnwell’s common stock is being traded is the American Stock Exchange.  The following tables present the quarterly high and low sales prices, on the American Stock Exchange, for Barnwell’s common stock during the periods indicated (split-adjusted):

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2003	$5.67	$4.13	December 31, 2004	$12.36	$7.67
March 31, 2004	8.00	5.23	March 31, 2005	18.62	12.08
June 30, 2004	8.33	6.87	June 30, 2005	24.21	17.73
September 30, 2004	8.03	7.00	September 30, 2005	22.92	18.17

As of December 14, 2005, there were 8,169,060 (split-adjusted) shares of common stock, par value $0.50, outstanding.  There were approximately 1,500 holders of the common stock of the registrant as of December 14, 2005.

On December 9, 2005, Barnwell declared a cash dividend of $0.025 per share payable January 4, 2006, to stockholders of record on December 20, 2005.

In August 2005, Barnwell declared a cash dividend of $0.02 per share (split-adjusted), payable September 15, 2005, to stockholders of record on September 1, 2005.

In May 2005, Barnwell declared a cash dividend of $0.02 per share (split-adjusted), payable June 15, 2005, to stockholders of record on June 1, 2005.

In February 2005, Barnwell declared a cash dividend of $0.02 per share (split-adjusted), payable March 15, 2005, to stockholders of record on March 1, 2005.

In December 2004, Barnwell declared a cash dividend of $0.04 per share (split-adjusted), payable January 5, 2005, to stockholders of record on December 20, 2004.

Item 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion is intended to assist in the understanding of the consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell”) as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005.  This discussion should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements included in this report.

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

Oil and natural gas properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of the fiscal year on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed.  Depletion is computed using the units-of-production method whereby capitalized costs, net of salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.  At September 30, 2005 and 2004, Barnwell had no investments in major oil and natural gas development projects that were not being depleted.  General and administrative costs related to oil and natural gas operations are expensed as incurred.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

Investment in land and revenue recognition

Barnwell’s investment in land is comprised of development rights under option; rights to receive percentage payments; leasehold land interests in land zoned resort/residential which are under right of negotiation; and land zoned conservation which is not under option or right of negotiation.  Investment in land is reported at the lower of the asset carrying value or fair value, less costs to sell, and is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

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

Income taxes

Deferred income taxes are determined using the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax impacts of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Net deferred tax assets at September 30, 2005 of $4,800,000 consists of $3,322,000 related to expenses accrued for book purposes but not for tax purposes and $972,000 related to the excess of the cost basis of investment in land for tax purposes over the cost basis of investment in land for book purposes.  Canadian deferred tax assets related to expenses accrued for book purposes but not for tax purposes are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings.  U.S. deferred tax assets related to expenses accrued for book purposes but not for tax purposes and the excess of the cost basis of investment in land for tax purposes over the cost basis of investment in land for book purposes are estimated to be realized from deductions against future U.S. earnings from sales of interests in leasehold land and land development rights.  Additionally, at September 30, 2005, Barnwell had a deferred tax asset of $461,000 for alternative minimum tax credit carryforwards which are available to reduce future U.S. federal regular income taxes over an indefinite period, and a net deferred tax asset of $45,000 for a state net operating loss carryforward which is available to reduce future state income taxes arising from future sales of interests in leasehold land and land development rights and expires if not utilized on or before September 30, 2025.  The amount of deferred income tax assets considered realizable may be reduced if estimates of future taxable income are reduced.

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

During and as of the end of fiscal 2005 and fiscal 2004, Barnwell assumed an expected long-term rate of return on plan assets of 8% and an expected rate of future annual compensation increases of 5%.

At the end of each year, Barnwell determines the discount rate to be used to calculate the present value of plan liabilities.  The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.  In estimating this rate, Barnwell looks to rates of return on high-quality, fixed-income investments.  At September 30, 2005, Barnwell determined this rate to be 5.25% as compared to a discount rate of 5.75% used at September 30, 2004.

At September 30, 2005, Barnwell’s accrued benefit cost was $517,000.  For the year ended September 30, 2005, Barnwell recognized a net periodic benefit cost of $249,000 and recorded an additional minimum liability of $132,000.

Asset Retirement Obligation

On October 1, 2002, Barnwell adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The asset retirement obligation reflects Barnwell’s obligation to plug and abandon natural gas and oil wells, dismantle and remove related equipment and plants, and restore the properties to a suitable condition at the end of oil and gas operations based on Barnwell’s net ownership interest in the properties.  The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset.  Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities.  The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.  Asset retirement costs included in the carrying amount of the related asset are depleted over the estimated life of the associated reserves, and the discounted present value of the asset retirement obligation is accreted and included in oil and natural gas operating expenses.  Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.

CONTRACTUAL OBLIGATIONS

                The following table lists the scheduled maturities of long-term debt, estimating that Barnwell’s credit facility with the Royal Bank of Canada will be renewed on each annual renewal date, currently April 30, and scheduled minimum rental payments of non-cancelable operating leases for office space and leasehold land:

	Payments Due by Fiscal Year
Contractual Obligations	2006	2007-2008	2009-2010	After 2010	Total
Long-term debt	$—	$—	$—	$11,576,000	$11,576,000
Operating leases	518,000	940,000	862,000	2,167,000	4,487,000

Total	$518,000	$940,000	$862,000	$13,743,000	$16,063,000

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

	Payments Due by Fiscal Year
Contractual Obligations	2006	2007-2008	2009-2010	After 2010	Total
Long-term debt	$—	$11,576,000	$—	$—	$11,576,000
Operating leases	518,000	940,000	862,000	2,167,000	4,487,000

Total	$518,000	$12,516,000	$862,000	$2,167,000	$16,063,000

The lease payments for land are subject to renegotiation after December 31, 2005.  Per the lease agreement, the lease payments will remain unchanged pending an appraisal, after which the lease rent will be adjusted to fair market value.  Barnwell currently does not know the amount of the new lease payments which could be effective January 1, 2006; they may remain unchanged or increase.  The future rental payment disclosures above assume the minimum lease payments for land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

OVERVIEW

Barnwell is engaged in the following lines of business: 1) oil and natural gas exploration, development, production and sales essentially all in Canada (oil and natural gas segment), 2) investment in leasehold land in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended September 30, 2005, have ranged from a low of $3.26 per thousand cubic feet to a high of $7.25 per thousand cubic feet, and tend to be higher in the winter than in the summer due to increased demand.  Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.   Kaupulehu Developments’ development rights are under option to a developer and revenues are recognized when options are exercised.  In February 2004, Kaupulehu Developments entered into an agreement with an independent buyer whereby Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments, to the buyer.  For the first increment (“Increment I”), Kaupulehu Developments received an $11,550,000 cash closing payment in February 2004 and is also entitled to receive future payments from the buyer based on the following percentages of gross receipts from the developer’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  For the second increment (“Increment II”), Kaupulehu Developments agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II.  The area in which Kaupulehu Developments’ interests are located has experienced strong demand for premium residential real estate in recent years, however there is no assurance that any future development rights or percentage payments will be received.

Barnwell also drills wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.  Water well drilling and pump installation operating profits during fiscal 2005 reflected the impact of increased activity in the number and value of contracts awarded by the various governmental and private entities.  Contract drilling operating profits have, however, started to decrease in recent months, and management expects a lower level of activity and operating profit in fiscal 2006, as compared to fiscal 2005.

RESULTS OF OPERATIONS

Summary

Barnwell generated net earnings of $6,027,000 in fiscal 2005, a $2,683,000 decrease from net earnings of $8,710,000 in fiscal 2004.  The decrease was the result of fiscal 2004 net earnings including the receipt of a closing payment from the sale of an interest in leasehold land in February 2004 which generated an operating profit, after minority interest and before taxes, of approximately $5,200,000, and deferred income tax benefits of $1,740,000 resulting from the enactment of reductions in Canadian federal and Alberta income tax rates; there were no such items in fiscal 2005.  Additionally, earnings decreased due to an increase in stock appreciation rights expense, after income taxes, of $1,608,000 in fiscal 2005 resulting from an increase in the market price of Barnwell’s stock and the issuance of additional stock options that have stock appreciation rights.  These decreases in net earnings were partially offset by increases in operating profits generated by Barnwell’s oil and natural gas and contract drilling segments.

The fiscal year average exchange rate of the Canadian dollar to the U.S. dollar increased 8% in fiscal 2005, as compared to fiscal 2004, and the exchange rate of the Canadian dollar to the U.S. dollar increased 9% at September 30, 2005, as compared to September 30, 2004.  This increase in the value of the Canadian dollar in U.S. dollars increased Barnwell’s reported assets and liabilities and revenues and expenses.

Barnwell generated net earnings of $8,710,000 in fiscal 2004, a $6,390,000 increase from net earnings of $2,320,000 in fiscal 2003.  The increase was the result of an increase in land investment operating profit due to the sale of an interest in leasehold land referred to above, higher operating profit from the sale of development rights, and deferred income tax benefits of $1,740,000 resulting from a reduction in Canadian income tax rates.

Oil and Natural Gas Revenues

Selected Operating Statistics

                The following tables set forth Barnwell’s annual net production and annual average price per unit of production for fiscal 2005 as compared to fiscal 2004, and fiscal 2004 as compared to fiscal 2003.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

Fiscal 2005 - Fiscal 2004

	Annual Net Production
			Increase (Decrease)
	2005	2004	Units	%
Natural gas (MCF)*	3,621,000	3,383,000	238,000	7%
Oil (Bbl)**	139,000	154,000	(15,000)	(10)%
Liquids (Bbl)**	114,000	105,000	9,000	9%

	Annual Average Price Per Unit
			Increase
	2005	2004	$	%
Natural gas (MCF)*	$5.93	$4.60	$1.33	29%
Oil (Bbl)**	$48.11	$33.24	$14.87	45%
Liquids (Bbl)**	$31.84	$24.18	$7.66	32%

Fiscal 2004 - Fiscal 2003

	Annual Net Production
			Increase
	2004	2003	Units	%
Natural gas (MCF)*	3,383,000	3,175,000	208,000	7%
Oil (Bbl)**	154,000	142,000	12,000	8%
Liquids (Bbl)**	105,000	85,000	20,000	24%

	Annual Average Price Per Unit
			Increase
	2004	2003	$	%
Natural gas (MCF)*	$4.60	$4.27	$0.33	8%
Oil (Bbl)**	$33.24	$27.69	$5.55	20%
Liquids (Bbl)**	$24.18	$21.50	$2.68	12%

                  *MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

                **Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $8,884,000 (37%) from $23,840,000 in fiscal 2004 to $32,724,000 in fiscal 2005, due to increases in prices for all petroleum products and increases in natural gas production, partially offset by a decrease in net oil production.  Natural gas production increased essentially due to an increase in production at Dunvegan, Barnwell’s principal oil and gas property, and where Barnwell has invested a significant amount of capital these past three years, approximately $9,192,000.  Net natural gas production at Dunvegan increased 227,000 MCF or 15% and net natural gas liquids and oil production at Dunvegan increased 10,000 barrels or 12%.  Natural gas production also increased at Barnwell’s newer properties at Doris, Malmo and Armada, but declined at Balsam, Bonanza, Leduc and Progress, which are also newer properties, and at other older properties which largely offset the net increase in production at the newer properties.  Additionally, natural gas and natural gas liquids production at Dunvegan was reduced by approximately 30,000 MCF and 3,000 barrels, respectively, in fiscal 2005 as compared to fiscal 2004 due to plant maintenance in the current fiscal year.  There was no such plant maintenance program in fiscal 2004.  Such plant maintenance usually occurs annually and management expects the operator to perform plant maintenance next year.

Oil production declined in fiscal 2005 due to a 12,000 barrel (15%) decline in production at Barnwell’s largest oil producing property, Red Earth, principally due to the natural aging of the property.  Oil production also declined at other mature properties but these declines were offset by increases in production at Balsam and Bonanza, two of Barnwell’s newer properties.

Oil and natural gas revenues increased $4,010,000 (20%) from $19,830,000 in fiscal 2003 to $23,840,000 in fiscal 2004, due to increases in both prices and production volumes for all petroleum products.  Natural gas prices increased 8%, and natural gas production increased 7%.  The increase in natural gas production was due to both new production from the Bonanza, Doris, South Pouce Coupe and Leduc areas and natural gas production from the Dunvegan property which increased approximately 7% as a result of an infill drilling program in fiscal 2004 and late fiscal 2003 which added 39 gross development wells (3.4 net wells).  The increase in natural gas production was partially offset by production declines at the Thornbury, Pouce Coupe, Progress, and Pollockville areas.  Oil prices increased 20%, and oil production increased 8% due to new production from the Wizard Lake and Bonanza areas, partially offset by a decrease in production from older oil properties.  Natural gas liquids prices increased 12%, and natural gas liquids production increased 24% due to the infill drilling program at the Dunvegan area mentioned above and due to the fact that fiscal 2003 natural gas liquids production was impacted by a fire in early October 2002 at a Dunvegan gas plant which prevented stripping of natural gas liquids from the natural gas; this resulted in an approximately 6,000 barrel lower liquids net production in fiscal 2003, as compared to fiscal 2004.

Oil and Natural Gas Operating Expenses

Operating expenses increased $926,000 (16%) to $6,899,000 in fiscal 2005, as compared to $5,973,000 in fiscal 2004.  The increase was primarily due to an 8% increase in the average exchange rate of the Canadian dollar to the U.S. dollar that increased oil and natural gas operating expenses $546,000 in fiscal 2005 as compared to the prior year.  Also contributing to the increase were operating expenses on new wells.

Operating expenses increased $1,301,000 (28%) to $5,973,000 in fiscal 2004, as compared to $4,672,000 in fiscal 2003, due to the addition of new properties, costs incurred to re-enter wells for repair, maintenance and cleaning, and inflationary pressures on oil field service costs.  Also contributing to the increase was a 10% increase in the average exchange rate of the Canadian dollar to the U.S. dollar that increased oil and natural gas operating expenses $505,000 in fiscal 2004, as compared to fiscal 2003.

Sale of Interest in Leasehold Land, Sale of Development Rights, and Minority Interest in Earnings

On February 13, 2004, Kaupulehu Developments, a land development general partnership in which Barnwell owns a 77.6% controlling interest, entered into a Purchase and Sale Agreement with WB KD Acquisition LLC (“WB”) by which Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments, to WB.  There is no affiliation between Kaupulehu Developments and WB.  WB is an affiliate of Westbrook

Partners LLC, an affiliate of the developers of the Kuki’o Resort.  Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Resort Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.

With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment (“Closing Payment”) in February 2004 and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB of single-family lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  If prior to December 31, 2005,  Kaupulehu Developments has not received Percentage Payments equal to or greater than $2,500,000 in the aggregate, WB will pay Kaupulehu Developments the amount by which the aggregate amount of all prior Percentage Payments made by WB to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received Percentage Payments (including payments in lieu of Percentage Payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB will pay Kaupulehu Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.  Until the formal granting of access and utility easements by third parties to WB have been completed, WB is entitled, but not required, to withhold payment of Percentage Payments and the minimum payments described above to Kaupulehu Developments until WB’s aggregate gross proceeds generated by the sale of single-family lots in Increment I exceeds $75,000,000.  As of the date of this filing, Kaupulehu Developments has received no Percentage Payments and it is Barnwell’s understanding that the conditions regarding the formal granting of easements are in progress but have not yet been completed.  There is no assurance that any of these future payments will be received.

WB also agreed to pay Kaupulehu Developments non-refundable interim payments of $50,000 per month (“Interim Payments”), until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB’s payment to Kaupulehu Developments of a total of $900,000 in Interim Payments subsequent to February 2004.  Kaupulehu Developments received the $900,000 of Interim Payments in full as of August 2005.

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

In March 2004, WB commenced engineering of infrastructure, preparation of covenants, conditions and restrictions for a community association, and preparation of legal documents to enable real estate sales, and broke ground and graded several miles of access roads.  In 2004, WB received final subdivision approval from the County of Hawaii for the first phase of 38 lots.  In 2005, WB received federal and State of Hawaii approvals to begin marketing the first phase of 38 lots of Increment I.

Additionally, during 2004 and 2005, WB excavated, processed and placed material on the single-family lots bringing a majority of the first phase of 38 lots to finished grade.

With respect to Increment II, Kaupulehu Developments and WB agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II.  WB, however, may terminate such negotiations at any time without any further obligation.  Under the terms of the Step-In Rights Agreement, if at the end of three years following the closing of the sale of the first single-family lot in Increment I the parties have not entered into a definitive agreement with respect to Increment II, the leasehold rights with respect to Increment II will revert to Kaupulehu Developments.  In 2005, Kaupulehu Developments and WB held several meetings to discuss possible development scenarios for Increment II.  No agreement has been reached with WB for the sale and development of Increment II, although discussions between the parties are ongoing.  Accordingly, no revenues or cost of sales have been recognized on Increment II.

The sale of Kaupulehu Developments’ interest in Increment I in fiscal 2004 was accounted for by use of the cost recovery method, under which no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to the leasehold interest sold.  The revenue from the $11,550,000 Closing Payment plus $350,000 of post-closing Interim Payments received in March through September 2004, was reduced by $693,000 of fees related to the sale, approximately $402,000 in other costs related to the sale, and $3,475,000 of previously capitalized costs relating to Increment I.  The $7,330,000 of net revenue from the Closing Payment and Interim Payments for the year ended September 30, 2004 is recorded in the Consolidated Statements of Operations as “Sale of interest in leasehold land, net.”  Operating profit on the Increment I transaction, after minority interest, totaled approximately $5,470,000 for the year ended September 30, 2004.  During the year ended September 30, 2005, Kaupulehu Developments received additional Interim Payments, before minority interest, totaling $550,000.

The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  Net revenues from the sale of development rights were $2,497,000 for each of the years ended September 30, 2005 and 2004.  In December 2004, Kaupulehu Makai Venture exercised the portion of its development rights option that was to expire on December 31, 2004 and paid Kaupulehu Developments $2,656,000.  Revenue from the development rights sales was reduced by $159,000 of fees related to the sale, resulting in net revenues of $2,497,000 and a $1,950,000 operating profit, after minority interest, on the transaction.  On December 31, 2003, Kaupulehu Makai Venture exercised the portion of its development rights option expiring on that date and sent Kaupulehu Developments the required $2,656,000 option payment, which was received by Kaupulehu Developments in January 2004.  Revenue from the option exercise was reduced by $159,000 of fees related to the sale, resulting in net revenues of $2,497,000 and a $1,950,000 operating profit, after minority interest, on the transaction.  There were no other costs deducted from revenues from the sale of development rights in the years ended September 30, 2005 and 2004 as all capitalized costs associated with the development rights were expensed in previous years under the cost recovery method.  In the year ended September 30, 2003, $2,125,000 of revenues from the sale of development rights was reduced by $128,000 of fees related to the sale and $1,277,000 of cost basis related to the development rights, resulting in net revenues of $720,000 and a $280,000 operating profit, after minority interest, on the transaction.

The total amount of remaining future development rights option receipts at September 30, 2005, if all options are fully exercised, was $15,937,500, comprised of six payments of $2,656,250 due on each December 31 of years 2005 to 2010.  In November 2005, Kaupulehu Makai Venture paid Kaupulehu Developments $2,875,000 upon exercising the portion of its development rights option due on December 31, 2005 of $2,656,000 and a portion, $219,000, of its development rights option due on December 31, 2006, bringing the total remaining future development rights option receipts to $13,063,000.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

The aforementioned $159,000 in fees ($112,000, net of minority interest) on the proceeds from the sale of development rights in fiscal 2005 and 2004 and $693,000 ($486,000, net of minority interest) on the proceeds from the sale of interest in leasehold land in the year ended September 30, 2004 were paid to Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from the sale of real estate interests, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from the sale of real estate interests.  Fees of $128,000 ($89,000, net of minority interest) on the proceeds from sales of development rights were paid in the year ended September 30, 2003.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.  Barnwell believes the fees are fair and reasonable compensation for such services.

Fees were also paid to Nearco for consulting services related to Kaupulehu Developments’ leasehold land.  In fiscal 2005, 2004 and 2003, consulting service fees paid to Nearco totaled $268,000, $273,000 and $218,000, respectively, and were included in general and administrative expenses.  In addition, $52,000 of fees were paid to Nearco in fiscal 2004 for services related to the closing of the February 2004 sale of an interest in leasehold land.  These fees were a direct cost of the sale and accordingly reduced the revenues recognized from the sale under the cost recovery method.  Barnwell believes the fees are fair and reasonable compensation for such services.

Contract Drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues increased $3,954,000 (107%) to $7,644,000 in fiscal 2005, as compared to $3,690,000 in fiscal 2004, and contract drilling operating expenses increased $2,581,000 (81%) to $5,765,000 in fiscal 2005, as compared to $3,184,000 in fiscal 2004.  Operating profit before general and administrative expenses increased $1,346,000 (330%) from $408,000 in fiscal 2004 to $1,754,000 in fiscal 2005 due to an increase in water well drilling activity and higher margins on contracts performed throughout most of fiscal 2005, as compared to fiscal 2004.  Contract drilling revenues and costs are not seasonal in nature but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.  Management currently estimates that operating profit will be lower in fiscal 2006 due to lower estimated margins on contracts in backlog.

At September 30, 2005, there was a backlog of nine well drilling contracts and ten pump installation and repair contracts, seven and four of which were in progress as of September 30, 2005.  The backlog of contract drilling revenues as of November 30, 2005 was approximately $3,500,000.

Contract drilling revenues increased $1,640,000 (80%) to $3,690,000 in fiscal 2004, as compared to $2,050,000 in fiscal 2003, and contract drilling operating expenses increased $1,256,000 (65%) to $3,184,000 in fiscal 2004, as compared to $1,928,000 in fiscal 2003.  Operating profit before depreciation increased $384,000 (315%) from $122,000 in fiscal 2003 to $506,000 in fiscal 2004.  The increases were due to an increase in water well drilling activity as there were four drilling rigs operating at the same time for a portion of fiscal 2004, but not during fiscal 2003.

Gas Processing and Other Income

Gas processing and other income decreased $388,000 (33%) to $795,000 in fiscal 2005 as compared to $1,183,000 in fiscal 2004.  In fiscal 2004, Kaupulehu Developments received $250,000 in income related to negotiations on the development of Kaupulehu Developments’ resort/residential acreage; such negotiation revenues discontinued with the consummation of Kaupulehu Developments’ sale of an interest in leasehold land in February 2004, therefore there were no such revenues in fiscal 2005.  In addition, fiscal 2004 gas processing and other income included a $139,000 gain from the sale of a parcel of vacant land formerly used as a storage and maintenance yard by Barnwell’s contract drilling segment; there was no such sale in fiscal 2005.

Gas processing and other income decreased $377,000 (24%) to $1,183,000 in fiscal 2004, as compared to $1,560,000 in fiscal 2003.  In fiscal 2004, Kaupulehu Developments received $250,000 in income related to negotiations on the development of Kaupulehu Developments’ resort/residential acreage, as compared to $500,000 in fiscal 2003, a decrease of $250,000; these revenues discontinued with the consummation of Kaupulehu Developments’ sale of an interest in leasehold land in February 2004.  In addition, interest income decreased in fiscal 2004, as compared to fiscal 2003, as fiscal 2003 interest income included $102,000 of interest on an income tax refund from the Canadian government relating to Barnwell’s fiscal 1994 tax return (there was no such income in fiscal 2004), and as a note receivable that was outstanding during all of fiscal 2003 was repaid in February 2004, which resulted in an approximately $100,000 decrease in interest income.  These decreases were partially offset by an increase in other income in fiscal 2004 from the aforementioned $139,000 gain from the sale of a parcel of vacant land.  The remainder of the decrease was primarily due to a $30,000 decrease in gas processing fees due to a decrease in the processing of third-party gas, as compared to the prior year.

General and Administrative Expenses

General and administrative expenses increased $3,820,000 (48%) to $11,731,000 in fiscal 2005, as compared to $7,911,000 in fiscal 2004.  The increase was due in part to a $2,509,000 increase in stock appreciation rights expense resulting from an increase in Barnwell’s stock price and the issuance of additional stock options with stock appreciation rights in fiscal 2005, as compared to the prior year.  Personnel costs also increased by $1,192,000 in fiscal 2005 as a result of the addition of new personnel in the oil and natural gas operations and increased compensation costs.  In addition, professional fees increased $215,000 in the current year due to higher legal and audit fees, as a result of increased costs of regulatory compliance, and consulting services related to Barnwell’s oil and natural gas leases.

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

General and administrative expenses also includes fees paid to Nearco, Inc., an entity controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments, for consulting services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco, Inc. totaled $268,000, $273,000 and $218,000 in fiscal 2005, 2004 and 2003, respectively.  Barnwell believes the fees are fair and reasonable compensation for such services.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization increased $2,027,000 (30%) to $8,788,000 in fiscal 2005, as compared to $6,761,000 in fiscal 2004, due to a 17% increase in the depletion rate, a 4% increase in production (in MCF equivalents where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents) and an 8% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves, and costs that are incurred to decrease the rate of production declines or maintain or increase rates of production from reserves found in previous years.  Barnwell’s cost of finding and developing proven reserves has increased due to the cost of oil and natural gas exploration and development having increased along with product prices, the drilling of unsuccessful wells, and as a portion of recent oil and natural gas capital expenditures were for the development of existing reserves.

Depletion, depreciation and amortization increased $2,428,000 (56%) to $6,761,000 in fiscal 2004, as compared to $4,333,000 in fiscal 2003, due to a 33% increase in the depletion rate, a 9% increase in production, and a 10% increase in the fiscal year average exchange rate of the Canadian dollar to the U.S. dollar.

Interest Expense

Interest expense increased $129,000 (26%) to $616,000 in fiscal 2005, as compared to $487,000 in fiscal 2004, due to higher average interest rates during fiscal 2005 as compared to fiscal 2004.

The average interest rate incurred during fiscal 2005 on Barnwell’s borrowings from the Royal Bank of Canada increased to 4.82%, as compared to 3.67% in fiscal 2004.  The weighted average balance of outstanding borrowings from the Royal Bank of Canada remained relatively unchanged at approximately $10,300,000 in fiscal 2005 and 2004.

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

The fiscal year average exchange rate of the Canadian dollar to the U.S. dollar increased 8% in fiscal 2005, as compared to fiscal 2004, and the exchange rate of the Canadian dollar to the U.S. dollar increased 9% at September 30, 2005, as compared to September 30, 2004.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have increased.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases in value of the Canadian dollar to the U.S. dollar generate other comprehensive income.  The fiscal year average exchange rate of the Canadian dollar to the U.S. dollar increased 10% in fiscal 2004, as compared to fiscal 2003, and the exchange rate of the Canadian dollar to the U.S. dollar increased 7% at September 30, 2004, as compared to September 30, 2003.  Other comprehensive income due to foreign currency translation adjustments for fiscal 2005 was $1,543,000, a $117,000 decrease from other comprehensive income of $1,660,000 in fiscal 2004.

Foreign currency transaction gains and losses were not material in fiscal 2005, 2004, and 2003 and are reflected in general and administrative expenses.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Income Taxes

In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% beginning January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during fiscal 2004, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s federal corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in fiscal 2005 or fiscal 2003.  Barnwell’s Canadian deferred income tax liabilities were also reduced by approximately $300,000 in fiscal 2004 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003 (enacted into law in December 2003), and from 12.5% to 11.5%, effective April 1, 2004 (enacted into law in May 2004).  In April 2002, the legislative assembly of the Province of Alberta passed a bill to reduce the province’s corporate tax rate from 13.5% to 13.0%, effective April 1, 2002.  The bill was enacted into law in December 2002.  The reduction in the tax rate reduced Canadian deferred income tax liabilities by approximately $75,000 in fiscal 2003.  There was no such reduction recorded in fiscal 2005.

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

Inflation

The effect of inflation on Barnwell has generally been to increase its cost of operations, interest cost (as a substantial portion of Barnwell’s debt is at variable short-term rates of interest which tend to increase as inflation increases), general and administrative costs and direct costs associated with oil and natural gas production and contract drilling operations.  Oil and natural gas prices realized by Barnwell are essentially determined by world prices for oil and western Canadian/Midwestern U.S. prices for natural gas.

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

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions — an amendment of FASB Statements No. 66 and 67.”  SFAS No. 152 amends SFAS No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions provided in the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.  The accounting for such operations and costs is subject to the guidance in SOP 04-2.  SFAS No. 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged.  Adoption of the provisions of SFAS No. 152 is not expected to have a material impact on Barnwell’s financial condition, results of operations, or liquidity.

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

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission issued a letter to the AICPA expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America.  Barnwell’s accounting for operating leases was evaluated by Barnwell’s management using the guidance provided in this letter, and it was determined that any changes in accounting as a result of the aforementioned letter would not have a material impact on Barnwell’s financial condition, results of operations or liquidity.

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN”), “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.”  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  FIN 47 is effective for fiscal years ending after December 15, 2005.  Adoption of the provisions of FIN 47 is not expected to have a material impact on Barnwell’s financial condition, results of operations or liquidity.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment”, which expressed the SEC staff’s views on SFAS No. 123(R), but did not modify any of SFAS No. 123(R)’s provisions.  Barnwell is evaluating the views expressed by the SEC in SAB No. 107 in conjunction with its assessment of SFAS No. 123(R)’s impact.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows, Debt and Available Credit

Cash flows provided by operations totaled $14,213,000 for fiscal 2005, an increase of $8,065,000 as compared to $6,148,000 of cash flows provided by operations for the same period in the prior year.  The increase was due to higher operating cash flow generated by Barnwell’s oil and natural gas and contract drilling segments.

Cash flows used in investing activities totaled $13,423,000 for fiscal 2005, a decrease of $14,980,000 from cash flows provided by investing activities of $1,557,000 in fiscal 2004.  The decrease in investing cash flows is primarily due to 1) Kaupulehu Developments’ receipt of a closing payment for the sale of an interest in leasehold land in February 2004 which generated approximately $10,460,000 of cash, net of associated costs, 2) collection in full of a $1,311,000 note receivable in fiscal 2004, and 3) receipt of $440,000 of proceeds, net of associated costs, from the sale of land that was previously utilized as a contract drilling storage yard in fiscal 2004; there were no such proceeds received in fiscal 2005.  Capital expenditures increased from $12,109,000 in fiscal 2004 to $16,715,000 in fiscal 2005, an increase of $4,606,000.  Barnwell also invested $3,400,000 in certificates of deposit at various financial institutions, partially offset by $3,087,000 of proceeds received on matured certificates of deposit, in fiscal 2005, as compared to $1,387,000 of investments in certificates of deposit, net of proceeds from matured certificates of deposit, in fiscal 2004.  In both periods Barnwell received $2,497,000, net of expenses, from the sale of development rights.  Barnwell also received a total of approximately $558,000 related to gas over bitumen royalty adjustments in fiscal 2005; there were no such proceeds received in fiscal 2004.

During fiscal 2005, Barnwell used $2,000 of cash flows for financing activities, a $4,944,000 decrease as compared to $4,946,000 of cash flows used in financing activities in fiscal 2004.  This was principally due to Barnwell borrowing $1,116,000 under the Royal Bank of Canada facility in fiscal 2005, as compared to the repayment of $1,408,000 of long-term debt in fiscal 2004.  In fiscal 2005, Barnwell distributed $513,000 to minority interests resulting from Kaupulehu Developments’ property sales, a $2,120,000 decrease in minority interest distributions compared to $2,633,000 in fiscal 2004, as distributions in the prior year included distributions on the aforementioned receipt of a closing payment for the sale of an interest in leasehold land in February 2004.  Barnwell also paid $802,000 in dividends, a $321,000 decrease from $1,123,000 of dividends paid in fiscal 2004, and collected $197,000 in proceeds from employees’ exercise of stock options as compared to $218,000 collected in fiscal 2004.

On December 3, 2004, Barnwell declared a cash dividend of $0.04 per share (split-adjusted), payable January 5, 2005, to stockholders of record on December 20, 2004.

Also on December 3, 2004, Barnwell declared a two-for-one stock split in the form of a stock dividend.  The new shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.

On February 14, 2005, Barnwell declared a cash dividend of $0.02 per share (split-adjusted), payable March 15, 2005, to stockholders of record on March 1, 2005.

On May 11, 2005, Barnwell declared a cash dividend of $0.02 per share (split-adjusted), payable June 15, 2005, to stockholders of record on June 1, 2005.

On August 11, 2005, Barnwell declared a cash dividend of $0.02 per share (split-adjusted), payable September 15, 2005, to stockholders of record on September 1, 2005.

On October 17, 2005, Barnwell declared a three-for-one stock split in the form of a stock dividend.  The new shares were distributed on November 14, 2005 to all shareholders of record as of October 28, 2005.

On December 9, 2005, Barnwell declared a cash dividend of $0.025 per share payable January 4, 2006, to stockholders of record on December 20, 2005.

The Royal Bank of Canada has renewed Barnwell’s credit facility through April 2006 at an unchanged $19,000,000 Canadian dollars, approximately US$16,300,000, at September 30, 2005.  All other terms of the credit facility remained unchanged upon renewal.  The bank affirmed that it will not require any repayments under the facility before October 1, 2006.  Accordingly, Barnwell has classified outstanding borrowings under the facility as long-term debt.

At September 30, 2005, Barnwell had $5,492,000 in cash and cash equivalents, $1,700,000 in certificates of deposit with maturity dates ranging from October 2005 to September 2006, and approximately $4,700,000 of available credit under its credit facility with the Royal Bank of Canada.  Barnwell believes its future cash flows from operations, land segment sales, and available credit will be sufficient to fund its estimated capital expenditures for at least the next twelve months and meet the repayment schedule on its long-term debt.  However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, current working capital balances and cash flows generated by operations may not be sufficient to fund Barnwell’s current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.  Additionally, if Barnwell’s credit facility with a Canadian bank is reduced below the current level of borrowings under the facility after the April 2006 review, Barnwell may be required to reduce expenditures or seek alternative sources of financing to make any required payments under the facility.

Oil and Natural Gas Capital Expenditures

In fiscal 2005, Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, increased $6,353,000 (53%) from $11,876,000 in fiscal 2004 to $18,229,000 in fiscal 2005.  Barnwell participated in drilling 80 (13.5 net) wells, 69 (10.3 net) of which were initially deemed by management to be successful, and replaced 71% of oil production (including natural gas liquids) and 90% of natural gas production.  Of these 80 wells in fiscal 2005, Barnwell initiated 27 gross wells (8.8 net wells).  Of the $18,229,000 total oil and natural gas properties investments for fiscal 2005, $2,695,000 (15%) was for acquisition of leases and lease rentals, $1,523,000 (8%) was for geological and geophysical costs, $8,170,000 (45%) was for intangible drilling costs, $5,080,000 (28%) was for production equipment, and $761,000 (4%) was for future site restoration and abandonment costs.  The major areas of investments in fiscal 2005 were in the Dunvegan, Bonanza, Doris, and Progress areas of Alberta.

The following table sets forth the gross and net numbers of oil and natural gas wells Barnwell participated in drilling for each of the last three fiscal years:

	2005		2004		2003
	Gross	Net	Gross	Net	Gross	Net

Exploratory oil and natural gas wells	10	2.9	16	6.1	13	3.6

Development oil and natural gas wells	70	10.6	128	8.5	52	11.1

Successful oil and natural gas wells	69	10.3	134	11.2	53	11.1

Unsuccessful oil and natural gas wells	11	3.2	10	3.4	12	3.6

Barnwell estimates that oil and natural gas capital expenditures for fiscal 2006 will range from $14,000,000 to $18,000,000.  This estimated amount may increase or decrease as dictated by management’s assessment of the oil and natural gas environment and prospects.

Item 7.    FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnwell Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in note 5 to the consolidated financial statements, effective October 1, 2002, the Company changed its method of accounting for asset retirement obligations.

/s/KPMG LLP

Honolulu, Hawaii
December 9, 2005

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,492,000	$4,497,000
Certificates of deposit	1,700,000	1,387,000
Accounts receivable, net	8,279,000	5,513,000
Deferred income taxes	3,030,000	1,231,000
Other current assets	1,582,000	1,574,000
TOTAL CURRENT ASSETS	20,083,000	14,202,000

INVESTMENT IN LAND	3,033,000	3,033,000

PROPERTY AND EQUIPMENT, NET	61,861,000	47,852,000

TOTAL ASSETS	$84,977,000	$65,087,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,653,000	$3,142,000
Accrued capital expenditures	4,462,000	2,882,000
Accrued stock appreciation rights	4,371,000	1,115,000
Accrued long-term compensation costs	1,249,000	973,000
Other accrued compensation costs	3,828,000	1,965,000
Other current liabilities	1,720,000	2,794,000
TOTAL CURRENT LIABILITIES	21,283,000	12,871,000

LONG-TERM DEBT	11,576,000	10,165,000

ASSET RETIREMENT OBLIGATION	2,845,000	1,775,000

DEFERRED INCOME TAXES	12,935,000	10,719,000

MINORITY INTEREST	312,000	408,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share: Authorized, 20,000,000 shares; 8,169,060 issued and outstanding at September 30, 2005, 7,992,060 issued and outstanding at September 30, 2004	4,085,000	3,996,000
Retained earnings	30,317,000	24,984,000
Accumulated other comprehensive income, net	1,624,000	169,000
TOTAL STOCKHOLDERS’ EQUITY	36,026,000	29,149,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,977,000	$65,087,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2005	2004	2003
Revenues:
Oil and natural gas	$32,724,000	$23,840,000	$19,830,000
Contract drilling	7,644,000	3,690,000	2,050,000
Sale of interest in leasehold land, net	550,000	7,330,000	—
Sale of development rights, net	2,497,000	2,497,000	720,000
Gas processing and other	795,000	1,183,000	1,560,000

	44,210,000	38,540,000	24,160,000

Costs and expenses:
Oil and natural gas operating	6,899,000	5,973,000	4,672,000
Contract drilling operating	5,765,000	3,184,000	1,928,000
General and administrative	11,731,000	7,911,000	5,971,000
Depletion, depreciation and amortization	8,788,000	6,761,000	4,333,000
Interest expense, net	616,000	487,000	442,000
Minority interest in earnings	417,000	2,207,000	309,000

	34,216,000	26,523,000	17,655,000

Earnings before income taxes	9,994,000	12,017,000	6,505,000

Provision for income taxes	3,967,000	3,307,000	4,185,000

NET EARNINGS	$6,027,000	$8,710,000	$2,320,000

BASIC EARNINGS PER COMMON SHARE	$0.74	$1.10	$0.29
DILUTED EARNINGS PER COMMON SHARE	$0.70	$1.03	$0.28

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,152,531	7,943,682	7,887,060

DILUTED	8,643,032	8,441,372	8,217,567

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2005	2004	2003
Cash flows from operating activities:
Net earnings	$6,027,000	$8,710,000	$2,320,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	8,788,000	6,761,000	4,333,000
Minority interest in earnings	417,000	2,207,000	309,000
Accretion of asset retirement obligation	140,000	100,000	85,000
Sale of development rights, net	(2,497,000)	(2,497,000)	(720,000)
Sale of interest in leasehold land, net	(550,000)	(7,330,000)	—
Deferred income taxes	(1,587,000)	(307,000)	709,000
Gain on sale of contract drilling yard	—	(139,000)	—
Increase (decrease) from changes in current assets and liabilities	3,475,000	(1,357,000)	1,479,000

Net cash provided by operating activities	14,213,000	6,148,000	8,515,000

Cash flows from investing activities:
Proceeds from matured certificates of deposit	3,087,000	595,000	—
Proceeds from sale of development rights, net	2,497,000	2,497,000	1,997,000
Proceeds from gas over bitumen royalty adjustments	558,000	—	—
Proceeds from sale of interest in leasehold land, net	550,000	10,805,000	—
Proceeds from collection of note receivable	—	1,311,000	70,000
Proceeds from sale of contract drilling yard, net	—	440,000	—
Investments in certificates of deposit	(3,400,000)	(1,982,000)	—
Capital expenditures	(16,715,000)	(12,109,000)	(9,816,000)

Net cash (used in) provided by investing activities	(13,423,000)	1,557,000	(7,749,000)

Cash flows from financing activities:
Long-term debt borrowings (repayments)	1,116,000	(1,408,000)	(360,000)
Proceeds from exercise of stock options	197,000	218,000	—
Distributions to minority interest partners	(513,000)	(2,633,000)	(275,000)
Payment of dividends	(802,000)	(1,123,000)	—

Net cash used in financing activities	(2,000)	(4,946,000)	(635,000)

Effect of exchange rate changes on cash and cash equivalents	207,000	90,000	28,000

Net increase in cash and cash equivalents	995,000	2,849,000	159,000

Cash and cash equivalents at beginning of year	4,497,000	1,648,000	1,489,000

Cash and cash equivalents at end of year	$5,492,000	$4,497,000	$1,648,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30, 2005, 2004 and 2003

						Accumulated
			Additional			Other		Total
		Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Stock	Capital	Income	Earnings	Income (Loss)	Stock	Equity
Balance at September 30, 2002 — as previously reported	1,642,797	$821,000	$3,139,000		$19,698,000	$(3,883,000)	$(4,854,000)	$14,921,000

Effect of stock dividends issued to effect stock splits	6,244,263	3,123,000	(3,139,000)		(4,838,000)		4,854,000	—

Comprehensive income:
Net earnings				$2,320,000	2,320,000			2,320,000
Other comprehensive income, net of income taxes — foreign currency translation adjustments				2,392,000		2,392,000		2,392,000
Total comprehensive income				$4,712,000

At September 30, 2003	7,887,060	$3,944,000	$—		$17,180,000	$(1,491,000)	$—	$19,633,000

(continued on next page)

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30, 2005, 2004 and 2003

(continued from previous page)

						Accumulated
			Additional			Other		Total
		Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Stock	Capital	Income	Earnings	Income (Loss)	Stock	Equity
Balance at September 30, 2003 — as previously reported	1,642,797	$821,000	$3,139,000		$22,018,000	$(1,491,000)	$(4,854,000)	$19,633,000

Effect on beginning balances of stock dividends issued to effect stock splits	6,244,263	3,123,000	(3,139,000)		(4,838,000)		4,854,000	—

Exercise of stock options, 105,000 shares (split-adjusted)	105,000	52,000	166,000					218,000

Tax benefit from employee stock option transactions			51,000					51,000

Effect on current period activity of stock dividends issued to effect stock split			(217,000)		217,000			—

Dividends declared ($0.14 per share, split-adjusted)					(1,123,000)			(1,123,000)

Comprehensive income:
Net earnings				$8,710,000	8,710,000			8,710,000
Other comprehensive income, net of income taxes — foreign currency translation adjustments				1,660,000		1,660,000		1,660,000
Total comprehensive income				$10,370,000

At September 30, 2004	7,992,060	$3,996,000	$—		$24,984,000	$169,000	$—	$29,149,000

(continued on next page)

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30, 2005, 2004 and 2003

(continued from previous page)

						Accumulated
			Additional			Other		Total
		Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Stock	Capital	Income	Earnings	Income (Loss)	Stock	Equity
Balance at September 30, 2004 — as previously reported	1,660,297	$830,000	$3,399,000		$29,605,000	$169,000	$(4,854,000)	$29,149,000

Effect on beginning balances of stock dividends issued to effect stock splits	6,331,763	3,166,000	(3,399,000)		(4,621,000)		4,854,000	—

Exercise of stock options, 177,000 shares net of 30,000 tendered and placed in treasury (split-adjusted)	177,000	89,000	345,000				(237,000)	197,000

Effect on current period activity of stock dividends issued to effect stock split			(345,000)		108,000		237,000	—

Dividends declared ($0.10 per share, split-adjusted)					(802,000)			(802,000)

Comprehensive income:
Net earnings				$6,027,000	6,027,000			6,027,000
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustments, net of $1,277,000 of taxes				1,543,000		1,543,000		1,543,000
Minimum pension liability adjustment, net of $44,000 tax benefit				(88,000)		(88,000)		(88,000)
Total comprehensive income				$7,482,000

At September 30, 2005	8,169,060	$4,085,000	$—		$30,317,000	$1,624,000	$—	$36,026,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2005, 2004 AND 2003

1.             DESCRIPTION OF THE REPORTING ENTITY AND BUSINESS

The consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries, including an indirect 77.6%-owned land development general partnership, (collectively referred to herein as “Barnwell”).  All significant intercompany accounts and transactions have been eliminated.

During its last three fiscal years, Barnwell was engaged in exploring for, developing, producing and selling oil and natural gas in Canada, investing in leasehold land in Hawaii, and drilling wells and installing and repairing water pumping systems in Hawaii.  Barnwell’s oil and natural gas activities comprise its largest business segment.  Approximately 74% of Barnwell’s revenues and 97% of Barnwell’s capital expenditures for the fiscal year ended September 30, 2005 were attributable to its oil and natural gas activities.  Barnwell’s contract drilling activities accounted for 17% of fiscal 2005 revenues; Barnwell’s land investment segment revenues accounted for 7% of fiscal 2005 revenues; and other revenues comprised 2% of fiscal 2005 revenues.

2.             SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents and Certificates of Deposit

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.  At September 30, 2005, Barnwell had $1,700,000 of certificates of deposit at various financial institutions with maturities ranging from October 2005 to September 2006.  As the original maturities of these certificates of deposit are greater than three months, they are excluded from cash and cash equivalents and are reported separately on the Consolidated Balance Sheets.

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

Oil and Natural Gas Properties

Revenues associated with the sale of oil, natural gas and natural gas liquids are recognized in the consolidated statements of operations when the oil, natural gas and natural gas liquids are delivered and title has passed to the customer.

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of the fiscal year on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed.  Depletion is computed using the units-of-production method whereby capitalized costs, net of salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.  At September 30, 2005 and 2004, Barnwell had no investments in major oil and natural gas development projects that were not being depleted.  General and administrative costs related to oil and natural gas operations are expensed as incurred.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

Investment in Land and Revenue Recognition

Barnwell’s investment in land is comprised of development rights under option; rights to receive percentage payments on the first increment; leasehold land interests in land zoned resort/residential which are under right of negotiation; and land zoned conservation which is not under option or under a right of negotiation.  Investment in land is reported at the lower of the asset carrying value or fair value, less costs to sell, and is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

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

Asset Retirement Obligation

On October 1, 2002, Barnwell adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.  If an obligation is settled for other than the carrying amount of the liability, Barnwell will recognize a gain or loss on settlement.

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

Income Taxes

Deferred income taxes are determined using the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax impacts of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Common Share

In December 2004, Barnwell’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend.  The shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.  There were 1,361,510 shares outstanding on January 11, 2005 before the split.  Barnwell issued 1,028,223 of new shares and utilized 333,287 shares of treasury stock to execute the stock dividend, resulting in outstanding shares of 2,723,020 following the split.  Barnwell’s common stock began trading on a split-adjusted basis on January 31, 2005.

In October 2005, Barnwell’s Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend.  The shares were distributed on November 14, 2005 to all shareholders of record as of October 28, 2005.  There were 2,723,020 shares outstanding on October 28, 2005.  Barnwell issued 5,446,040 of new shares to execute the stock dividend, resulting in outstanding shares of 8,169,060 following the split.  Barnwell’s common stock began trading on a split-adjusted basis on November 15, 2005.

All information in this Form 10-KSB has been adjusted to reflect the stock splits for all periods presented.

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and securities which are convertible to common shares.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations (split-adjusted) for the years ended September 30, 2005, 2004 and 2003 are as follows:

	September 30, 2005
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$6,027,000	8,152,531	$0.74
Effect of dilutive securities - common stock options	—	490,501
Diluted earnings per share	$6,027,000	8,643,032	$0.70

	September 30, 2004
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$8,710,000	7,943,682	$1.10
Effect of dilutive securities - common stock options	—	497,690
Diluted earnings per share	$8,710,000	8,441,372	$1.03

	September 30, 2003
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$2,320,000	7,887,060	$0.29
Effect of dilutive securities - common stock options	—	330,507
Diluted earnings per share	$2,320,000	8,217,567	$0.28

Assumed conversion of convertible debentures to 40,500 shares (split-adjusted) of common stock was excluded from the computation of diluted earnings per share for the period that the debentures were outstanding during the year ended September 30, 2003 because the effect would have been antidilutive (the convertible debentures were repaid in full on June 30, 2003).

Stock-Based Compensation

Barnwell applies the intrinsic-value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation,” to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.  SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans.  As permitted by existing accounting standards, Barnwell has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148.

Certain stock options granted by Barnwell include stock appreciation rights.  Such options are valued at fair value based of the difference between the per share exercise price of the options and the market price of Barnwell’s stock at each period-end for outstanding options, or for exercised options, the difference between the exercise price and the market price at exercise.

The following table illustrates the effect on net earnings and basic and diluted earning per share (split-adjusted) as if the fair-value-based method had been applied to all stock options granted since October 1, 1995.

	Year ended September 30,
	2005	2004	2003
Net earnings, as reported	$6,027,000	$8,710,000	$2,320,000

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	2,244,000	636,000	226,000

Deduct: Total stock based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,374,000)	(642,000)	(270,000)
Pro-forma net earnings	$5,897,000	$8,704,000	$2,276,000

Basic Earnings Per Share:
As reported	$0.74	$1.10	$0.29
Pro forma	$0.72	$1.10	$0.29

Diluted Earnings Per Share:
As reported	$0.70	$1.03	$0.28
Pro forma	$0.68	$1.03	$0.28

Fair value measurement of options without stock appreciation rights that are included in fiscal 2005 pro-forma net earnings was based on an option-pricing model which included assumptions of a weighted average expected life of 5.57 years, expected volatility of 25%, risk-free interest rate of 4%, and an expected dividend yield of 1%. Fair value measurement of options without stock appreciation rights that are included in fiscal 2004 and fiscal 2003 pro-forma net earnings was based on an option-pricing model which included assumptions of a weighted average expected life of 6.40 years, expected volatility of 30%, risk-free interest rate of 6.3%, and an expected dividend yield of 0%.

Foreign Currency Translation

Assets and liabilities of foreign operations and subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders’ equity account entitled “accumulated other comprehensive income, net.” Operating results of foreign subsidiaries are translated at average exchange rates during the period. Realized foreign currency transaction gains or losses were not material in fiscal years 2005, 2004, and 2003.

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

Reclassifications

Certain reclassifications have been made to the September 30, 2004 and 2003 consolidated financial statements conform to classifications used in the September 30, 2005 consolidated financial statements.

3.                                      ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $10,000 as of September 30, 2005 and 2004. Included in accounts receivable are contract retainage balances of $531,000 and $242,000 as of September 30, 2005 and 2004, respectively. These balances are expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

Costs and estimated earnings on uncompleted contracts are as follows:

	September 30,
	2005	2004
Costs incurred on uncompleted contracts	$8,854,000	$4,945,000
Estimated earnings	1,760,000	482,000
	10,614,000	5,427,000
Less billings to date	10,228,000	5,341,000
	$386,000	$86,000

Costs and estimated earnings on uncompleted contracts are included in the consolidated balance sheets as follows:

	September 30,
	2005	2004
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$758,000	$493,000
Billings in excess of costs and estimated earnings on uncompleted contracts (included in other current liabilities)	(372,000)	(407,000)
	$386,000	$86,000

4.             INVESTMENT IN LAND

Background

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.  Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka’upulehu and Hualalai Golf Club, which opened in 1996, a second golf course, and single-family and multi-family residential units.  These projects were developed on leasehold land acquired from Kaupulehu Developments by Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.

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

With respect to Increment I, Kaupulehu Developments received a non-refundable $11,550,000 payment (“Closing Payment”) in February 2004 and is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB of single-family lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  If prior to December 31, 2005,  Kaupulehu Developments has not received Percentage Payments equal to or greater than $2,500,000 in the aggregate, WB will pay Kaupulehu Developments the amount by which the aggregate amount of all prior Percentage Payments made by WB to Kaupulehu Developments is less than $2,500,000.  If prior to December 31, 2006, Kaupulehu Developments has not received Percentage Payments (including payments in lieu of Percentage Payments as described in the immediately preceding sentence) equal to or greater than $5,000,000 in the aggregate, then WB will pay Kaupulehu Developments the amount by which the aggregate amount of all such payments is less than $5,000,000.  Until the formal granting of access and utility easements by third parties to WB have been completed, WB is entitled, but not required, to withhold payment of Percentage Payments and the minimum payments described above to Kaupulehu Developments until WB’s aggregate gross proceeds generated by the sale of single-family lots in Increment I exceeds $75,000,000.  As of the date of this filing, Kaupulehu Developments has received no Percentage Payments and it is Barnwell’s understanding that the conditions regarding the formal granting of easements are in progress but have not yet been completed.  There is no assurance that any of these future payments will be received.

WB also agreed to pay Kaupulehu Developments non-refundable interim payments of $50,000 per month (“Interim Payments”) until the first to occur of the closing of the sale of the 40th single-family lot sold in Increment I or WB’s payment to Kaupulehu Developments of a total of $900,000 in Interim Payments subsequent to February 2004.  Kaupulehu Developments received the $900,000 of Interim Payments in full as of August 2005.

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

In March 2004, WB commenced engineering of infrastructure, preparation of covenants, conditions and restrictions for a community association, and preparation of legal documents to enable real estate sales, and broke ground and graded several miles of access roads.  In 2004, WB received final subdivision approval from the County of Hawaii for the first phase of 38 lots.  In 2005, WB received federal and State of Hawaii approvals to begin marketing the first phase of 38 lots of Increment I.  Additionally, during 2004 and 2005, WB excavated, processed and placed material on the single-family lots bringing a majority of the first phase of 38 lots to finished grade.

With respect to Increment II, Kaupulehu Developments and WB agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II.  WB, however, may terminate such negotiations at any time without any further obligation.  Under the terms of the Step-In Rights Agreement, if at the end of three years following the closing of the sale of the first single-family lot in Increment I the parties have not entered into a definitive agreement with respect to Increment II, the leasehold rights with respect to Increment II will revert to Kaupulehu Developments.  In 2005, Kaupulehu Developments and WB held several meetings to discuss possible development scenarios for Increment II.  No agreement has been reached with WB for the sale and development of Increment II, although discussions between the parties are ongoing.  Accordingly, no revenues or cost of sales have been recognized on Increment II.

The sale of Kaupulehu Developments’ interest in Increment I in fiscal 2004 was accounted for by use of the cost recovery method, under which no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to the leasehold interest sold.  The revenue from the $11,550,000 Closing Payment plus $350,000 of post-closing Interim Payments received in March through September 2004, was reduced by $693,000 of fees related to the sale, approximately $402,000 in other costs related to the sale, and $3,475,000 of previously capitalized costs relating to Increment I.  The $7,330,000 of net revenue from the Closing Payment and Interim Payments for the year ended September 30, 2004 is recorded in the Consolidated Statements of Operations as “Sale of interest in leasehold land, net.”  Operating profit on the Increment I transaction, after minority interest, totaled approximately $5,470,000 for the year ended September 30, 2004.  During the year ended September 30,

2005, Kaupulehu Developments received additional Interim Payments, before minority interest, totaling $550,000.

Development Rights Under Option

The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  On December 31, 2002, 2003 and 2004, Kaupulehu Makai Venture exercised the portion of its development rights option due on those dates and paid Kaupulehu Developments $2,125,000 in fiscal 2003 and $2,656,000 in both fiscal 2005 and 2004.  At September 30, 2005, approximately 81 acres remain under option.  Barnwell accounts for sales of development rights under option by use of the cost recovery method.  Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to development rights sold.  In fiscal 2003, $1,277,000 of the proceeds from the sales of development rights were applied to reduce the carrying value of the underlying development rights recorded on the Consolidated Balance Sheets under the caption “Investment in land” to zero.  Sales of development rights were further reduced in fiscal 2003 by $128,000 of fees related to the sale and the remaining $720,000 of sales proceeds is recorded in the Consolidated Statements of Operations for fiscal 2003 as “Sale of development rights, net.”  In each of fiscal years 2005 and 2004, $2,656,000 of revenues attributable to the development rights sale were reduced by $159,000 of fees related to the sale, resulting in net revenues of $2,497,000 and a $1,950,000 operating profit, after minority interest, on the transactions.  There were no other costs deducted from revenues from the sale of development rights in fiscal 2005 and 2004 as all capitalized costs associated with the development rights were expensed in previous years under the cost recovery method.

The total amount of remaining future development rights option receipts at September 30, 2005, if all options are fully exercised, was $15,937,500, comprised of six payments of $2,656,250 due on each December 31 of years 2005 to 2010.  In November 2005, Kaupulehu Makai Venture paid Kaupulehu Developments $2,875,000 upon exercising the portion of its development rights option due on December 31, 2005 of $2,656,000 and a portion, $219,000, of its development rights option due on December 31, 2006, bringing the total remaining future development rights option receipts to $13,063,000.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

Fees

The aforementioned $159,000 in fees ($112,000, net of minority interest) on the proceeds from the sale of development rights in fiscal 2005 and 2004 and $693,000 ($486,000, net of minority interest) on the proceeds from the sale of interest in leasehold land in the year ended September 30, 2004 were paid to Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from the sale of real estate interests, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from the sale of real estate interests.  Fees of $128,000 ($89,000, net of minority interest) on the proceeds from sale of development rights were paid in the year ended September 30, 2003.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.  Barnwell believes the fees are fair and reasonable compensation for such services.

Fees were also paid to Nearco for consulting services related to Kaupulehu Developments’ leasehold land.  In fiscal 2005, 2004 and 2003, consulting service fees paid to Nearco totaled $268,000, $273,000 and $218,000, respectively, and were included in general and administrative expenses.  In addition, $52,000 of fees were paid to Nearco in fiscal 2004 for services related to the closing of the February 2004 sale of an interest in leasehold land.   These fees were a direct cost of the sale and accordingly reduced the revenues recognized from the sale under the cost recovery method.  Barnwell believes the fees are fair and reasonable compensation for such services.

Interests at September 30, 2005

The interests held by Kaupulehu Developments at September 30, 2005 include the development rights under option; the rights to receive Increment I Percentage Payments; the leasehold land zoned for resort/residential development within Increment II, which is under a right of negotiation with WB; and approximately 1,000 acres of vacant leasehold land zoned conservation.  There is no assurance that any future development rights option payments or Percentage Payments will be received, nor is there any assurance that WB will enter into an agreement with Kaupulehu Developments regarding Increment II.  These interests relate to land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Barnwell’s cost of Kaupulehu Developments’ interests is included in the September 30, 2005 and 2004 consolidated balance sheets under the caption “Investment in Land” and consists of the following amounts:

	September 30,
	2005	2004
Leasehold land interests:
Zoned for resort/residential development — Increment I	$—	$–
Zoned for resort/residential development — Increment II	2,983,000	2,983,000
Zoned conservation	50,000	50,000
	3,033,000	3,033,000
Development rights under option	—	—
Total investment in land	$3,033,000	$3,033,000

5.             PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

Barnwell’s property and equipment is detailed as follows:

			Accumulated
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	Depletion and	Property and
At September 30, 2005:	Lives	Equipment	Amortization	Equipment
Land		$365,000	$—	$365,000
Oil and natural gas properties (full cost accounting)		126,105,000	(66,705,000)	59,400,000
Drilling rigs and equipment	3 - 7 years	4,303,000	(3,951,000)	352,000
Premises	40 years	857,000	(38,000)	819,000
Other property and equipment	3 - 17 years	3,399,000	(2,474,000)	925,000
Total		$135,029,000	$(73,168,000)	$61,861,000

			Accumulated
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	Depletion and	Property and
At September 30, 2004:	Lives	Equipment	Amortization	Equipment
Land		$365,000	$—	$365,000
Oil and natural gas properties (full cost accounting)		98,832,000	(53,108,000)	45,724,000
Drilling rigs and equipment	3 - 7 years	4,126,000	(3,906,000)	220,000
Premises	40 years	857,000	(17,000)	840,000
Other property and equipment	3 - 17 years	3,177,000	(2,474,000)	703,000
Total		$107,357,000	$(59,505,000)	$47,852,000

In October 2004, the Government of Alberta enacted amendments to the Natural Gas Royalty Regulation which provide a mechanism to reduce royalties calculated through the Crown royalty system for operators of gas wells which have been denied the right to produce by the Alberta Energy Utilities Board as a result of recent bitumen conservation decisions.  In December 2004, royalty reductions were effected by the Alberta Department of Energy’s Information Letter 2004-36 which sets out the details of the royalty adjustment, the impact on the existing temporary assistance received to date by affected gas well operators, the provisions for potential recapture of the royalty adjustments, and continuation of impacted petroleum and natural gas agreements.  Barnwell received a total of approximately $558,000 related to the aforementioned royalty adjustments for wells in the Thornbury area in fiscal 2005.  It is Barnwell’s estimation that the subject Thornbury wells will not recommence production, thus no returns to the Government of Alberta of the royalty adjustments received would be required under the recapture provisions.  Accordingly, the receipts are payments for deemed production by the Government of Alberta to Barnwell for condemnation of the wells, and such receipts were credited to oil and natural gas properties for book purposes.

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

During the year ended September 30, 2005, the asset retirement obligation was increased by $221,000 to reflect obligations incurred on new wells drilled, $545,000 for changes in the timing and amount of estimated future expenditures, $140,000 for accretion of the asset retirement obligation, and by $195,000 for changes in foreign currency translation rates.  The changes due to the timing and amount of estimated future expenditures primarily resulted from an increase in the inflation-adjusted cost of abandonment and restoration services, due in part to recent rises in oil and natural gas prices.

The increase was partially offset by $31,000 in abandonment and restoration disbursements in fiscal 2005.

6.             LONG-TERM DEBT

Barnwell has a credit facility at the Royal Bank of Canada, a Canadian bank, for approximately $16,300,000 at September 30, 2005.  Borrowings under this facility were $11,576,000 and $10,165,000 at September 30, 2005 and 2004, respectively, and are included in long-term debt.  At September 30, 2005, Barnwell had unused credit available under this facility of approximately $4,700,000.

The facility is available in U.S. dollars at the London Interbank Offer Rate plus 2%, at U.S. prime plus 1%, or in Canadian dollars at Canadian prime plus 1%.  A standby fee of 1% per annum is charged on the unused facility balance.  Under the financing agreement, the facility is reviewed annually, with the next review planned for April 2006.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a 2-year term loan by the bank.  If the facility is converted to a 2-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period — 20% (5% per quarter), and in the second year of the term period  — 80% (5% per quarter for the first three quarters and 65% in the final quarter).

Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan.  During the year ended September 30, 2005, Barnwell paid interest at rates ranging from 3.375% to 5.67%.  The weighted average interest rate on the facility at September 30, 2005 was 5.61%.  The facility is collateralized by Barnwell’s interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties.  The facility is reviewed annually with a primary focus on the future cash flows that will be generated by Barnwell’s Canadian oil and natural gas properties.  No compensating bank balances are required for this facility.

The bank affirmed that it will not require any repayments under the facility before October 1, 2006.  Accordingly, Barnwell has classified outstanding borrowings under the facility as long-term debt.

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

Interest costs for the years ended September 30, 2005, 2004 and 2003 are summarized as follows:

	2005	2004	2003
Interest costs incurred	$616,000	$487,000	$487,000
Less interest costs capitalized on investment in land	—	—	45,000
Interest expense	$616,000	$487,000	$442,000

7.             TAXES ON INCOME

The components of earnings before income taxes are as follows:

	Year ended September 30,
	2005	2004	2003
Earnings (loss) before income taxes in:
United States	$(2,091,000)	$3,592,000	$(2,499,000)
Canada	12,085,000	8,425,000	9,004,000
	$9,994,000	$12,017,000	$6,505,000

The components of the provision for income taxes related to the above earnings (loss) are as follows:

	Year ended September 30,
	2005	2004	2003
Current provision:
United States — Federal	$310,000	$594,000	$143,000
United States — State	—	28,000	—
	310,000	622,000	143,000
Canadian	5,244,000	2,992,000	3,333,000
Total current	5,554,000	3,614,000	3,476,000

Deferred (benefit) provision:
United States	(1,338,000)	608,000	(191,000)
Canadian	(249,000)	(915,000)	900,000
Total deferred	(1,587,000)	(307,000)	709,000
	$3,967,000	$3,307,000	$4,185,000

The U.S. deferred tax benefit of $1,338,000 for fiscal 2005 is primarily the result of increases in stock appreciation rights accruals, bonus accruals, the excess of depletion and depreciation for book purposes over tax, and alternative minimum tax credits generated during the year which are estimated to have future tax benefits.

The U.S. deferred tax expense of $608,000 for fiscal 2004 includes reversals of temporary differences, resulting from the excess of expenses deductible for tax purposes over expenses recognized under the cost recovery method for books, generated by sales of Kaupulehu Developments’ development rights and interest in leasehold land.

Barnwell’s Canadian deferred tax benefit of $915,000 for fiscal 2004 was due to a $1,740,000 deferred tax benefit resulting from reductions in Canadian federal and provincial tax rates, partially offset by Barnwell’s $825,000 Canadian deferred tax provision resulting from changes in differences between Canadian assets and liabilities for book purposes versus Canadian assets and liabilities for Canadian tax purposes.  In November 2003, Royal Assent was received on a bill passed by the Parliament of Canada, which was then enacted into law, to reduce Canada’s corporate tax rate on “resource” income (income derived from oil and natural gas operations) over a four-year period beginning January 1, 2003 from 29% to 21% beginning January 1, 2007.  Additionally, the bill phases in over the same four-year period tax deductions for royalties, which previously were not tax deductible, and phases out the Resource Allowance deduction along with other changes.  Accordingly, during fiscal

2004, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,440,000 due to the reduction in Canada’s federal corporate tax rate.  There was no benefit attributable to changes in Canada’s corporate tax rate on “resource” income in fiscal 2005 or fiscal 2003.  Barnwell’s Canadian deferred income tax liabilities were also reduced by approximately $300,000 in fiscal 2004 as a result of the Province of Alberta’s reduction of the province’s corporate tax rate from 13.0% to 12.5%, effective April 1, 2003 (enacted into law in December 2003), and from 12.5% to 11.5%, effective April 1, 2004 (enacted into law in May 2004).  In April 2002, the legislative assembly of the Province of Alberta passed a bill to reduce the province’s corporate tax rate from 13.5% to 13.0%, effective April 1, 2002.  The bill was enacted into law in December 2002.  The reduction in the tax rate reduced Canadian deferred income tax liabilities by approximately $75,000 in fiscal 2003.  There was no such reduction recorded in fiscal 2005.

Barnwell’s Canadian deferred tax provision of $825,000 for fiscal 2004, excluding the deferred tax benefit associated with the aforementioned reduction in income tax rates, and Barnwell’s Canadian deferred tax provision for fiscal 2003, were primarily due to Barnwell’s Canadian tax deductions related to its oil and natural gas properties exceeding Barnwell’s depletion of its oil and natural gas properties for book purposes.

A reconciliation between the reported provision for income taxes and the amount computed by multiplying the earnings before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2005	2004	2003
Tax expense computed by applying statutory rate	$3,498,000	$4,206,000	$2,277,000

Effect of reduction of Canadian tax rates on Canadian deferred taxes	—	(1,740,000)	(75,000)
Effect of the foreign tax provision, before effect of changes in tax rates, on the total tax provision	302,000	525,000	2,042,000
State net operating losses (generated) utilized	(45,000)	83,000	(39,000)
State income taxes	—	28,000	—
Other	212,000	205,000	(20,000)
	$3,967,000	$3,307,000	$4,185,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2005 and 2004 are as follows:

	2005	2004
Deferred income tax assets:
U.S. tax effect of deferred Canadian taxes	$3,206,000	$3,028,000
Foreign tax credit carryforwards	4,130,000	4,261,000
Tax basis of investment in land in excess of book basis	972,000	1,165,000
Alternative minimum tax credit carryforwards	461,000	116,000
Liabilities accrued for books but not for tax under U.S. tax law	3,296,000	1,385,000
Liabilities accrued for books but not for tax under Canadian tax law	1,874,000	768,000
Other	564,000	402,000
Total gross deferred tax assets	14,503,000	11,125,000
Less-valuation allowance	(9,703,000)	(8,456,000)
Net deferred income tax assets	4,800,000	2,669,000

Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(11,303,000)	(9,675,000)
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	(3,064,000)	(2,141,000)
Other	(338,000)	(341,000)
Total deferred income tax liabilities	(14,705,000)	(12,157,000)

Net deferred income tax liability	$(9,905,000)	$(9,488,000)

The total valuation allowance increased $1,247,000 and $1,790,000 for the years ended September 30, 2005 and 2003, respectively, and decreased $929,000 for the year ended September 30, 2004.  The changes relate primarily to foreign tax credit carryforwards and stock appreciation rights accruals for a Canadian employee for which it is more likely than not that such carryforwards and accruals will not be utilized in the future to reduce Barnwell’s U.S. tax obligation.

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

Net deferred tax assets at September 30, 2005 of $4,800,000 consists of $3,322,000 related to expenses accrued for book purposes but not for tax purposes and $972,000 related to the excess of the cost basis of investment in land for tax purposes over the cost basis of investment in land for book purposes.  Canadian deferred tax assets related to expenses accrued for book purposes but not for tax purposes are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings.  U.S. deferred tax assets related to expenses accrued for book purposes but not for tax purposes and the excess of the cost basis of investment in land for tax purposes over the cost basis of investment in land for book purposes are estimated to be realized from deductions against future U.S. earnings from sales of interests in leasehold land and land development rights.  Additionally, at September 30, 2005, Barnwell had a deferred tax asset of $461,000 for alternative minimum tax credit carryforwards which are available to reduce future U.S. federal regular income taxes, over an indefinite period, and a net deferred tax asset of $45,000 for a state net operating loss carryforward which is available to reduce future state income taxes arising from future sales of interests in leasehold land and land development rights and expires if not utilized on or before September 30, 2025.  The amount of deferred income tax assets considered realizable may be reduced if estimates of future taxable income are reduced.

8.             PENSION PLAN

Barnwell sponsors a noncontributory defined benefit pension plan covering substantially all of its U.S. employees, with benefits based on years of service and the employee’s highest consecutive five-year average earnings.  Barnwell’s funding policy is intended to provide for both benefits attributed to service to-date and for those expected to be earned in the future.

The overall investment objective of the plan is to provide growth in the assets of the plan to fund future benefit obligations while managing risk in order to meet current benefit obligations.  Generally, principal repayments and interest received on government mortgage securities provide cash flows to fund current benefit obligations.  Longer-term obligations are generally estimated to be provided for by growth in equity securities.  The plan assets at September 30, 2005 were invested as follows: 3% in cash, 3% in a certificate of deposit, 41% in debt securities, and 53% in equity securities.  The plan assets at September 30, 2004 were invested as follows: 1% in cash, 3% in a certificate of deposit, 42% in debt securities, and 54% in equity securities.  Target asset allocations are not used, and allocations are adjusted from time to time as dictated by current and anticipated market conditions and required cash flows.

The measurement date used to determine pension measures for the pension plan is September 30.

                The funded status of the pension plan and the amounts recognized in the consolidated financial statements are as follows:

	September 30,
	2005	2004
Change in Benefit Obligation:
Benefit obligation at beginning of year	$3,392,000	$3,086,000
Service cost	161,000	121,000
Interest cost	213,000	180,000
Actuarial loss	767,000	125,000
Benefits paid	(121,000)	(120,000)
Benefit obligation at end of year	4,412,000	3,392,000

Change in Plan Assets
Fair value of plan assets at beginning of year	2,114,000	2,027,000
Actual return on plan assets	186,000	133,000
Employer contribution	150,000	74,000
Benefits paid	(121,000)	(120,000)
Fair value of plan assets at end of year	2,329,000	2,114,000

Funded status	(2,083,000)	(1,278,000)
Unrecognized prior service cost	—	7,000
Unrecognized actuarial loss	1,566,000	853,000
Accrued benefit cost	$(517,000)	$(418,000)

                The accumulated benefit obligation for the pension plan was $2,978,000 and $2,357,000 at September 30, 2005 and 2004, respectively.  Statement of Financial Accounting Standards No. 132 requires the recognition of a minimum liability equal to the excess, if any, of the accumulated benefit obligation over plan assets.  At September 30, 2005, Barnwell recognized an additional minimum liability of $132,000 as the accrued benefit cost was less than the minimum liability.  The increase in the additional minimum liability during the year ended September 30, 2005 was included in other comprehensive income; there was no additional minimum liability as of September 30, 2004.

                The actuarial loss of $767,000 reported above in the “Change in Benefit Obligation” for the year ended September 30, 2005 is principally due to the change from a 5.75% discount rate to a 5.25% discount rate and the actuaries’ change from the 1983 mortality table to the 1994 mortality table.

	September 30,
	2005	2004
Amounts recognized in the consolidated balance sheet consist of:
Accrued benefit cost, excluding minimum pension liability	$517,000	$418,000
Accumulated other comprehensive loss	132,000	—
Net amount recognized	$649,000	$418,000

Assumptions used to determine the fiscal year-end benefit obligations:
Discount rate	5.25%	5.75%
Rate of compensation increase	5.00%	5.00%

	Year ended September 30,
	2005	2004	2003
Net Periodic Benefit Cost for the Year:
Service cost	$161,000	$121,000	$128,000
Interest cost	213,000	180,000	171,000
Expected return on plan assets	(171,000)	(157,000)	(144,000)
Amortization of net asset	—	—	(1,000)
Amortization of prior service cost	6,000	6,000	6,000
Amortization of net actuarial loss	40,000	18,000	12,000
Net periodic benefit cost	$249,000	$168,000	$172,000

	Year ended September 30,
	2005	2004	2003
Assumptions used to determine the net periodic benefit cost:
Discount rate	5.75%	6.00%	6.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	5.00%	5.00%	5.00%

To develop the expected long-term rate of return on assets assumption, historical returns and the future expectations for returns for each asset class were considered.

Expected Benefit Payments:
Fiscal year ending September 30, 2006	$132,000
Fiscal year ending September 30, 2007	$126,000
Fiscal year ending September 30, 2008	$119,000
Fiscal year ending September 30, 2009	$112,000
Fiscal year ending September 30, 2010	$112,000
Fiscal years ending September 30, 2011 through 2015	$661,000

                Barnwell estimates that it will contribute approximately $300,000 to the plan during fiscal 2006.

9.             STOCK OPTIONS

In March 1995, Barnwell granted 120,000 stock options (split-adjusted) to an officer and director of Barnwell under a non-qualified plan at a purchase price of $3.27 per share (market price on date of grant, split-adjusted).  These options had stock appreciation rights that permitted the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  During the year ended September 30, 2004, the officer and director exercised the stock appreciation rights feature of 78,000 shares (split-adjusted) of these options and the difference between the exercise price and the price per share on the dates of exercise (ranging from $6.99 to $7.50 per share) was paid to this employee in cash by Barnwell.  During the year ended September 30, 2005, the officer and director exercised the stock appreciation rights feature of 42,000 shares (split-adjusted) of these options and the difference between the exercise price and the price per share on the date of exercise ($14.31 per share, split-adjusted) was paid to this employee in cash by Barnwell.  Barnwell recognized $275,000, $392,000 and $101,000 of compensation cost relating to these options in the years ended September 30, 2005, 2004 and 2003, respectively.

In June 1998, Barnwell granted 180,000 stock options (split-adjusted) to an officer of Barnwell’s oil and gas segment under a non-qualified plan at a purchase price of $2.60 per share (market price on date of grant, split-adjusted).  These options are fully vested and have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  The options expire in May 2008.  Barnwell recognized $2,223,000, $599,000 and $125,000 of compensation costs relating to these options in the years ended September 30, 2005, 2004 and 2003, respectively.

In December 1999, Barnwell granted qualified stock options to certain employees of Barnwell to acquire 408,000 shares and 174,000 shares of Barnwell’s common stock (split-adjusted) with an exercise price per share of $1.98 (market price at date of grant, split-adjusted) and $2.18 (110% of market price at date of grant, split-adjusted), respectively.  These options are fully vested.  The $1.98 per share options expire in December 2009, and the $2.18 per share options expired in December 2004.  During the year ended September 30, 2005, Barnwell issued 207,000 shares of its common stock to certain employees resulting from exercises of qualified stock options at exercise prices ranging from $1.98 to $2.18 per share (split-adjusted).  During the year ended September 30, 2004, Barnwell issued 105,000 shares of its common stock to certain employees resulting from exercises of qualified stock options at exercise prices ranging from $1.98 to $2.18 per share (split-adjusted).  No compensation cost was recognized for these options for the years ended September 30, 2005, 2004 and 2003.

In December 2004, Barnwell granted qualified stock options to certain officers/directors of Barnwell to acquire 210,000 shares of Barnwell’s common stock at a weighted average exercise price per share of $9.23 (based on grants at market price and 110% of market price at the date of grant, split-adjusted).  These options vest annually over four years commencing one year from the date of grant and expire in December 2014 and December 2009.  No compensation cost was recognized for options granted under this plan for the year ended September 30, 2005.  At September 30, 2005, 6,000 shares were available for grant under the qualified option plan.

In December 2004, Barnwell granted stock options to certain officers/directors of Barnwell to acquire 210,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $8.80 per share (market price on date of grant, split-adjusted).  These options vest annually over five years commencing one year from the date of grant and expire in December 2014.  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  Barnwell recognized $1,001,000 of compensation costs relating to these options in the year ended September 30, 2005.

Stock options at September 30, 2005 (split-adjusted) were as follows:

	Options outstanding			Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
exercise prices	Shares	Life	Price	Shares	Price
$1.98 - $2.60	426,000	3.5 years	$2.24	426,000	$2.24
$8.62 - $9.48	420,000	7.4 years	$9.02	—	—

$1.98 - $9.48	846,000	5.5 years	$5.61	426,000	$2.24

Stock options at September 30, 2004 (split-adjusted) were as follows:

	Options outstanding			Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
exercise prices	Shares	Life	Price	Shares	Price
$1.98 - $2.60	633,000	3.8 years	$2.20	633,000	$2.20
$3.27	42,000	0.4 years	$3.27	42,000	$3.27

$1.98 - $3.27	675,000	3.5 years	$2.26	675,000	$2.26

Stock options at September 30, 2003 (split-adjusted) were as follows:

	Options outstanding			Options exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number of	Contractual	Exercise	Number of	Exercise
exercise prices	Shares	Life	Price	Shares	Price
$1.98 - $2.60	738,000	4.6 years	$2.18	598,500	$2.21
$3.27	120,000	1.4 years	$3.27	120,000	$3.27

$1.98 - $3.27	858,000	4.2 years	$2.33	718,500	$2.39

There were no forfeitures or expirations of unexercised options in the years ended September 30, 2005, 2004 and 2003.

Barnwell plans to repurchase shares of its common stock from time to time in the open market or in privately negotiated transactions, depending on market conditions.  In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares.

10.          COMMITMENTS AND CONTINGENCIES

Barnwell has committed to compensate its Vice President of Canadian Operations pursuant to a long-term incentive compensation plan, the value of which directly relates to Barnwell’s oil and natural gas segment’s net income and the change in the value of Barnwell’s oil and gas reserves since 1998 with adjustments for changes in natural gas and oil prices and subject to other terms and conditions.  Barnwell recognized $131,000, $60,000 and $166,000 of compensation expense pursuant to this incentive plan in fiscal 2005, 2004 and 2003, respectively.

Barnwell has also committed to compensate certain Canadian personnel pursuant to a long-term incentive compensation plan, the value of which directly relates to Barnwell’s oil and natural gas segment’s net income and the value of Barnwell’s oil and gas reserves discovered, commencing in fiscal 2002, for projects developed by such personnel.  Barnwell recognized approximately $90,000, $190,000 and $80,000 of costs pursuant to this plan in fiscal 2005, 2004 and 2003, respectively.

Barnwell has several non-cancelable operating leases for office space and leasehold land.  Rental expense was $481,000 in 2005, $444,000 in 2004, and $474,000 in 2003.  Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows: 2006 - $518,000, 2007 - $489,000, 2008 - $451,000, 2009 - $431,000, 2010 - $431,000 and thereafter through 2026 an aggregate of $2,167,000.  The lease payments for land are subject to renegotiation after December 31, 2005.  Per the lease agreement, the lease payments will remain unchanged pending an appraisal, after which the lease rent could be adjusted to fair market value.  Barnwell currently does not know the amount of the new lease payments which could be effective January 1, 2006; they may remain unchanged or increase.  The future rental payment disclosures above assume the minimum lease payments for land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

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

	Year ended September 30,
	2005	2004	2003
Revenues:
Oil and natural gas	$32,724,000	$23,840,000	$19,830,000
Contract drilling	7,644,000	3,690,000	2,050,000
Land investment	3,047,000	10,077,000	1,220,000
Other	652,000	827,000	720,000
Total before interest income	44,067,000	38,434,000	23,820,000
Interest income	143,000	106,000	340,000
Total revenues	$44,210,000	$38,540,000	$24,160,000

Depletion, depreciation and amortization:
Oil and natural gas	$8,447,000	$6,423,000	$4,026,000
Contract drilling	125,000	98,000	88,000
Other	216,000	240,000	219,000
Total	$8,788,000	$6,761,000	$4,333,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$17,378,000	$11,444,000	$11,132,000
Contract drilling	1,754,000	408,000	34,000
Land investment, net of minority interest	2,378,000	7,612,000	669,000
Other	436,000	587,000	501,000
Total	21,946,000	20,051,000	12,336,000
General and administrative expenses, net of minority interest	(11,479,000)	(7,653,000)	(5,729,000)
Interest income	143,000	106,000	340,000
Interest expense	(616,000)	(487,000)	(442,000)
Earnings before income taxes	$9,994,000	$12,017,000	$6,505,000

Capital expenditures:
Oil and natural gas	$18,229,000	$11,876,000	$11,059,000
Land investment	—	—	45,000
Contract drilling	242,000	65,000	72,000
Other	406,000	1,191,000	158,000
Total	$18,877,000	$13,132,000	$11,334,000

Depletion per 1,000 cubic feet (“MCF”) of natural gas and natural gas equivalent (“MCFE”),  converted at a rate of one barrel of oil and natural gas liquids to 5.8 MCFE, was $1.66 in fiscal 2005, $1.31 in fiscal 2004, and $0.90 in fiscal 2003.  The escalating depletion rate is the result of increased costs of finding and developing proven reserves, as compared to prior years, as well as increases in the average exchange rate of the Canadian dollar to the U.S. dollar of 8% in fiscal 2005, as compared to fiscal 2004, and 10% in fiscal 2004, as compared to fiscal 2003.

ASSETS BY SEGMENT:

	September 30,
	2005		2004		2003
Oil and natural gas (1)	$68,592,000	81%	$50,658,000	78%	$40,638,000	77%
Contract drilling (2)	2,703,000	3%	3,062,000	5%	1,380,000	3%
Land investment (2)	3,033,000	4%	3,033,000	5%	6,508,000	12%
Other:
Cash and cash equivalents, and certificates of deposit	7,192,000	8%	5,884,000	9%	1,648,000	3%
Corporate and other	3,457,000	4%	2,450,000	3%	2,463,000	5%
Total	$84,977,000	100%	$65,087,000	100%	$52,637,000	100%

(1)  Primarily located in the Province of Alberta, Canada.
(2)  Located in Hawaii.

LONG-LIVED ASSETS BY GEOGRAPHIC AREA:

	September 30,
	2005		2004		2003
United States	$5,192,000	8%	$4,847,000	10%	$7,640,000	17%
Canada	59,702,000	92%	46,038,000	90%	37,816,000	83%
Total	$64,894,000	100%	$50,885,000	100%	$45,456,000	100%

REVENUE BY GEOGRAPHIC AREA:

	Year ended September 30,
	2005	2004	2003
United States	$10,803,000	$14,051,000	$3,420,000
Canada	33,264,000	24,383,000	20,400,000
Total (excluding interest income)	$44,067,000	$38,434,000	$23,820,000

12.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

13.          CONCENTRATIONS OF CREDIT RISK

Barnwell’s oil and natural gas segment derived 62% of its oil and natural gas revenues in fiscal 2005 from four individually significant customers, ProGas Limited (25%), Glencoe Resources Limited (15%), Coral Energy Canada Inc. (11%), and Plains Marketing Canada, L.P. (11%).  At September 30, 2005, Barnwell had a total of $3,370,000 in receivables from these four customers.  In fiscal 2004 Barnwell derived 53% of its oil and natural gas revenues from three individually significant customers.  In fiscal 2003 Barnwell derived 64% of its oil and natural gas revenues from four individually significant customers.

Barnwell’s contract drilling subsidiary derived 63%, 70%, and 66% of its contract drilling revenues in fiscal 2005, 2004, and 2003, respectively, pursuant to federal, State of Hawaii and county contracts.  At September 30, 2005, Barnwell had accounts receivables from the federal, State of Hawaii and county entities totaling approximately $621,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, State of Hawaii, county and private entities.

Historically, Barnwell has not incurred significant credit related losses on its trade receivables, and management does not believe significant credit risk related to these trade receivables exists at September 30, 2005.

14.          SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

The following details the effect of changes in current assets and liabilities on the consolidated statements of cash flows, and presents supplemental cash flow information:

	Year ended September 30,
	2005	2004	2003
Increase (decrease) from changes in:

Receivables	$(2,450,000)	$(2,439,000)	$548,000
Other current assets	151,000	(756,000)	218,000
Accounts payable	2,204,000	(353,000)	(56,000)
Accrued stock appreciation rights	3,036,000	680,000	226,000
Accrued long-term and other compensation costs	1,745,000	654,000	733,000
Other current liabilities	(1,211,000)	857,000	(190,000)
Increase (decrease) from changes in current assets and liabilities	$3,475,000	$(1,357,000)	$1,479,000

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest (net of amounts capitalized)	$616,000	$448,000	$454,000
Income taxes	$5,293,000	$4,495,000	$2,961,000

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

15.          SUBSEQUENT EVENTS

In October 2005, Barnwell declared a three-for-one stock split in the form of a stock dividend.  The new shares were distributed on November 14, 2005 to all shareholders of record as of October 28, 2005.  All information in this Form 10-KSB has been adjusted to reflect the stock split for all periods presented.

In November 2005, Kaupulehu Makai Venture paid Kaupulehu Developments $2,875,000 upon exercising the portion of its development rights option due on December 31, 2005 of $2,656,000 and a portion, $219,000, of its development rights option due on December 31, 2006.

In December 2005, Barnwell declared a cash dividend of $0.025 per share payable January 4, 2006, to stockholders of record on December 20, 2005.

Also in December 2005, Barnwell’s Board of Directors authorized the repurchase of up to 250,000 shares of Barnwell’s common stock from the open market or in privately negotiated transactions.

16.          SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

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

(A)          Oil and Natural Gas Reserves

The following table, based on information prepared by independent petroleum engineers, Paddock Lindstrom & Associates Ltd., summarizes changes in the estimates of Barnwell’s net interests in total proved reserves of crude oil and natural gas liquids and natural gas (“MCF” means 1,000 cubic feet of natural gas) which are all in Canada:

	OIL	GAS
	(Barrels)	(MCF)
Balance at September 30, 2002	1,527,000	27,166,000

Revisions of previous estimates	(35,000)	(1,035,000)
Extensions, discoveries and other additions	136,000	4,683,000
Less production	(227,000)	(3,175,000)
Balance at September 30, 2003	1,401,000	27,639,000

Revisions of previous estimates	(7,000)	(1,129,000)
Proved undeveloped extensions and other additions	54,000 *	1,571,000 *
Extensions, discoveries and other additions	115,000	2,127,000
Less production	(259,000)	(3,383,000)
Balance at September 30, 2004	1,304,000	26,825,000

Revisions of previous estimates	76,000	(1,236,000)
Extensions, discoveries and other additions	179,000	3,266,000
Less production	(253,000)	(3,621,000)
Balance at September 30, 2005	1,306,000	25,234,000

*     These amounts represent proved undeveloped reserves at Dunvegan added by Paddock Lindstrom & Associates, Ltd. based on a drilling program that commenced and was completed in fiscal 2005.  As of September 30, 2005, 2003 and 2002, Paddock Lindstrom & Associates, Ltd. reported no proved undeveloped reserves at Dunvegan.

	OIL	GAS
	(Barrels)	(MCF)
Proved producing reserves at:
September 30, 2002	1,303,000	19,612,000
September 30, 2003	1,262,000	21,463,000
September 30, 2004	1,135,000	21,614,000
September 30, 2005	1,102,000	21,842,000

(B)           Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	September 30,
	2005	2004	2003
Proved properties	$117,995,000	$93,732,000	$77,913,000
Unproved properties	8,110,000	5,100,000	2,950,000
Total capitalized costs	126,105,000	98,832,000	80,863,000
Accumulated depletion and depreciation	66,705,000	53,108,000	43,404,000
Net capitalized costs	$59,400,000	$45,724,000	$37,459,000

(C)                                Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2005	2004	2003
Acquisition of properties:
Unproved	$2,561,000	$1,882,000	$715,000

Proved	$—	$—	$635,000

Exploration costs	$3,448,000	$3,460,000	$2,567,000

Development costs	$12,220,000	$6,534,000	$7,142,000

(D)                               The Results of Operations of Barnwell’s Oil and Natural Gas Producing Activities

	Year ended September 30,
	2005	2004	2003
Gross revenues	$43,931,000	$31,776,000	$26,714,000
Royalties, net of credit	11,207,000	7,936,000	6,884,000
Net revenues	32,724,000	23,840,000	19,830,000
Production costs	6,899,000	5,973,000	4,672,000
Depletion and depreciation	8,447,000	6,423,000	4,026,000
Pre-tax results of operations*	17,378,000	11,444,000	11,132,000
Estimated income tax expense	8,341,000	5,489,000	5,665,000
Results of operations*	$9,037,000	$5,955,000	$5,467,000

*                 Before general and administrative expenses, interest expense, and foreign exchange losses.

Revenues and production costs for fiscal 2004 and 2003 reflect reclassifications to conform to the presentation for fiscal 2005.

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

Standardized Measure of Estimated Discounted Future Net Cash Flows

	As of September 30,
	2005	2004	2003
Future cash inflows	$299,383,000	$168,526,000	$141,809,000

Future production costs	(52,253,000)	(40,351,000)	(37,439,000)

Future development costs	(2,430,000)	(3,956,000)	(1,231,000)

Future net cash flows before income taxes	244,700,000	124,219,000	103,139,000

Future income tax expenses	(73,367,000)	(35,937,000)	(32,604,000)

Future net cash flows	171,333,000	88,282,000	70,535,000

10% annual discount for timing of cash flows	(51,571,000)	(27,272,000)	(20,998,000)

Standardized measure of estimated discounted future net cash flows	$119,762,000	$61,010,000	$49,537,000

Changes in the Standardized Measure of Estimated Discounted Future Net Cash Flows

	Year ended September 30,
	2005	2004	2003

Beginning of year	$61,010,000	$49,537,000	$32,619,000

Sales of oil and natural gas produced, net of production costs	(25,727,000)	(17,875,000)	(15,107,000)

Net changes in prices and production costs, net of royalties and wellhead taxes	68,770,000	16,363,000	18,878,000

Extensions and discoveries	29,958,000	13,304,000 *	12,673,000

Purchases of properties	—	—	971,000

Revisions of previous quantity estimates	(4,881,000)	(2,294,000)	771,000

Net change in Canadian dollar translation rate	4,050,000	2,529,000	4,441,000

Changes in the timing of future production and other	100,000	(1,899,000)	(711,000)

Net change in income taxes	(20,159,000)	(3,956,000)	(7,680,000)

Accretion of discount	6,641,000	5,301,000	2,682,000

Net change	58,752,000	11,473,000	16,918,000

End of year	$119,762,000	$61,010,000	$49,537,000

*     $3,260,000 of this amount is derived from proved undeveloped reserves at Dunvegan added by Paddock Lindstrom & Associates, Ltd. based on a planned drilling program which commenced and was completed in fiscal 2005.  As of September 30, 2005 and 2003, Paddock Lindstrom & Associates, Ltd. reported no proved undeveloped reserves at Dunvegan.

Item 8.                                                             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                                                                                None.

Item 8A.                                                   Controls and Procedures

As of September 30, 2005, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief

Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2005, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

Item 8B.                                                     Other Information

None.

PART III

Item 9.                                                             Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

                                                                                                The information required is omitted pursuant to General Instruction E.3. of Form 10-KSB, since the Registrant will file its definitive proxy statement for the 2006 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2005, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its chief executive officer and the chief financial officer.  This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

Item 10.                                                       Executive Compensation

                                                                                                The information required is omitted pursuant to General Instruction E.3. of Form 10-KSB, since the Registrant will file its definitive proxy statement for the 2006 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2005, which proxy statement is incorporated herein by reference.

Item 11.                                                       Security Ownership of Certain Beneficial Owners and Management

                                                                                                The information required is omitted pursuant to General Instruction E.3. of Form 10-KSB, since the Registrant will file its definitive proxy statement for the 2006 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2005, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under all of Barnwell’s existing equity compensation plans as of September 30, 2005 (split-adjusted):

	(a)	(b)	(c)
	Number of	Weighted-	Number of securities
	securities	average	remaining available
	to be issued	price of	for future issuance
	upon exercise	outstanding	under equity
	of outstanding	options,	compensation plans
	options, warrants	warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	456,000	$5.32	6,000
Equity compensation plans not approved by security holders	390,000	$5.94	—
Total	846,000	$5.61	6,000

Equity compensation plans not approved by security holders is comprised of the following plan:

In June 1998, Barnwell granted 180,000 stock options (split-adjusted) to an officer of Barnwell’s oil and gas segment under a non-qualified plan at a purchase price of $2.60 per share (market price on date of grant, split-adjusted).  These options are fully vested and have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  The options expire in May 2008.

In December 2004, Barnwell granted stock options to certain officers/directors of Barnwell to acquire 210,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $8.80 per share (market price on date of grant, split-adjusted).  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  These options vest annually over five years commencing one year from the date of grant and expire in December 2014.

Item 12.                                                       Certain Relationships and Related Transactions

                                                                                                The information required is omitted pursuant to General Instruction E.3. of Form 10-KSB, since the Registrant will file its definitive proxy statement for the 2006 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2005, which proxy statement is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K

(A)                              Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 7:

Report of Independent Registered Public Accounting Firm — KPMG LLP
Consolidated Balance Sheets — September 30, 2005 and 2004
Consolidated Statements of Operations — for the three years ended September 30, 2005
Consolidated Statements of Cash Flows — for the three years ended September 30, 2005
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three years ended September 30, 2005
Notes to Consolidated Financial Statements

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

Item 14.                                                       Principal Accountant Fees and Services

                                                                                                The information required is omitted pursuant to General Instruction E.3. of Form 10-KSB, since the Registrant will file its definitive proxy statement for the 2006 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2005, which proxy statement is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act, the registrant has this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary
Date: December 8, 2005

In accordance with Exchange Act the report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton H. Kinzler
MORTON H. KINZLER
Chief Executive Officer and
Chairman of the Board
Date: December 8, 2005

/s/ Alexander C. Kinzler	/s/ Russell M. Gifford
ALEXANDER C. KINZLER	RUSSELL M. GIFFORD
President, Chief Operating Officer,	Executive Vice President,
General Counsel and Director	Chief Financial Officer, Treasurer
Date: December 8, 2005	Secretary and Director
Date: December 8, 2005

/s/ Martin Anderson	/s/ Alan D. Hunter
MARTIN ANDERSON, Director	ALAN D. HUNTER, Director
Date: December 8, 2005	Date: December 8, 2005

/s/ Murray C. Gardner	/s/ Terry Johnston
MURRAY C. GARDNER, Director	TERRY JOHNSTON, Director
Date: December 8, 2005	Date: December 9, 2005

/s/ Erik Hazelhoff-Roelfzema	/s/ Diane G. Kranz
ERIK HAZELHOFF-ROELFZEMA	DIANE G. KRANZ, Director
Director	Date: December 8, 2005
Date: December 9, 2005
/s/ Kevin K. Takata
KEVIN K. TAKATA, Director
Date: December 9, 2005