Form 10-Q
period 2005-12-31
BARNWELL INDUSTRIES INC
filed 2006-02-14
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

(808) 531-8400

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐          Accelerated filer  ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No  ☒

As of February 10, 2006 there were 8,169,060 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART 1.      FINANCIAL INFORMATION

Item 1.         Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2005	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,621,000	$5,492,000
Certificates of deposit	1,500,000	1,700,000
Accounts receivable, net	10,138,000	8,279,000
Deferred income taxes	3,554,000	3,030,000
Other current assets	1,512,000	1,582,000
TOTAL CURRENT ASSETS	28,325,000	20,083,000

INVESTMENT IN LAND	3,033,000	3,033,000

PROPERTY AND EQUIPMENT	140,686,000	135,029,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(75,021,000)	(73,168,000)
PROPERTY AND EQUIPMENT, NET	65,665,000	61,861,000

TOTAL ASSETS	$97,023,000	$84,977,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,498,000	$5,653,000
Accrued capital expenditures	4,456,000	4,462,000
Accrued stock appreciation rights	5,793,000	4,371,000
Other accrued compensation costs	4,382,000	3,828,000
Payable to joint interest owners	1,501,000	526,000
Other current liabilities	5,060,000	2,443,000
TOTAL CURRENT LIABILITIES	28,690,000	21,283,000

LONG-TERM DEBT	11,560,000	11,576,000

ASSET RETIREMENT OBLIGATION	2,951,000	2,845,000

DEFERRED INCOME TAXES	11,316,000	12,935,000

MINORITY INTEREST	359,000	312,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 a share:
Authorized, 20,000,000 shares; 8,169,060 issued and outstanding	4,085,000	4,085,000
Additional paid-in capital	51,000	—
Retained earnings	36,453,000	30,317,000
Accumulated other comprehensive income, net	1,558,000	1,624,000
TOTAL STOCKHOLDERS’ EQUITY	42,147,000	36,026,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,023,000	$84,977,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2005	2004
Revenues:
Oil and natural gas	$12,098,000	$7,658,000
Contract drilling	1,823,000	2,105,000
Sale of development rights, net	2,702,000	2,497,000
Gain on sale of drill rig	700,000	—
Gas processing and other	278,000	187,000
Sale of interest in leasehold land, net	—	150,000

	17,601,000	12,597,000

Costs and expenses:
Oil and natural gas operating	1,939,000	1,650,000
Contract drilling operating	1,313,000	1,497,000
General and administrative	3,729,000	2,827,000
Depreciation, depletion and amortization	2,582,000	2,203,000
Interest expense	200,000	140,000
Minority interest in earnings	537,000	513,000

	10,300,000	8,830,000

Earnings before income taxes	7,301,000	3,767,000

Income tax provision	961,000	1,327,000

NET EARNINGS	$6,340,000	$2,440,000

BASIC EARNINGS PER COMMON SHARE	$0.78	$0.30
DILUTED EARNINGS PER COMMON SHARE	$0.73	$0.29

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,169,060	8,104,137

DILUTED	8,726,345	8,543,493

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$6,340,000	$2,440,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,582,000	2,203,000
Share-based compensation expense	1,483,000	994,000
Minority interest in earnings	537,000	513,000
Accretion of asset retirement obligation	44,000	28,000
Sale of interest in leasehold land, net	—	(150,000)
Deferred income taxes	(2,047,000)	(194,000)
Gain on sale of drill rig	(700,000)	—
Sale of development rights, net	(2,702,000)	(2,497,000)
Increase from changes in current assets and liabilities	4,141,000	1,297,000

Net cash provided by operating activities	9,678,000	4,634,000

Cash flows from investing activities:
Capital expenditures	(6,591,000)	(4,398,000)
Proceeds from sale of interest in leasehold land, net	—	150,000
Proceeds from gas over bitumen royalty adjustments	94,000	—
Proceeds from matured certificates of deposit	200,000	694,000
Proceeds from sale of drill rig	712,000	—
Proceeds from sale of development rights, net	2,702,000	2,656,000
Net cash used in investing activities	(2,883,000)	(898,000)

Cash flows from financing activities:
Distributions to minority interest partners	(490,000)	—
Payment of dividends	(204,000)	(339,000)
Proceeds from exercise of stock options	—	138,000
Net cash used in financing activities	(694,000)	(201,000)

Effect of exchange rate changes on cash and cash equivalents	28,000	93,000

Net increase in cash and cash equivalents	6,129,000	3,628,000
Cash and cash equivalents at beginning of period	5,492,000	4,497,000
Cash and cash equivalents at end of period	$11,621,000	$8,125,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$200,000	$130,000
Income taxes	$1,279,000	$1,010,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended December 31, 2005 and 2004

(Unaudited)

						Accumulated
			Additional			Other		Total
		Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Shares	Stock	Capital	Income	Earnings	Income	Stock	Equity

At September 30, 2004	7,992,060	$3,996,000	$—		$24,984,000	$169,000	$—	$29,149,000

Exercise of stock options, 147,000 shares (split-adjusted) net of 30,000 shares (split-adjusted) tendered and placed in treasury	147,000	74,000	301,000				(237,000)	138,000

Effect of stock dividends issued to effect stock splits			(301,000)		64,000		237,000	—

Dividends declared ($0.04 per share, split-adjusted)					(339,000)			(339,000)

Comprehensive income:
Net earnings				$2,440,000	2,440,000			2,440,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments				1,434,000		1,434,000		1,434,000
Total comprehensive income				$3,874,000

At December 31, 2004	8,139,060	$4,070,000	$—		$27,149,000	$1,603,000	$—	$32,822,000

At September 30, 2005	8,169,060	$4,085,000	$—		$30,317,000	$1,624,000	$—	$36,026,000

Stock option compensation costs			51,000					51,000

Dividends declared ($0.025 per share)					(204,000)			(204,000)

Comprehensive income:
Net earnings				$6,340,000	6,340,000			6,340,000
Other comprehensive loss – foreign currency translation adjustments, net of $56,000 tax benefit				(66,000)		(66,000)		(66,000)
Total comprehensive income				$6,274,000

At December 31, 2005	8,169,060	$4,085,000	$51,000		$36,453,000	$1,558,000	$—	$42,147,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of December 31, 2005 and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three months ended December 31, 2005 and 2004 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as “Barnwell”) and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2005 and for all periods presented have been made. The Condensed Consolidated Balance Sheet as of September 30, 2005 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2005 annual report on Form 10-KSB. The results of operations for the period ended December 31, 2005 are not necessarily indicative of the operating results for the full year.

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

2.             COMMON STOCK SPLITS

In December 2004, Barnwell’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.

In October 2005, Barnwell’s Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend. The shares were distributed on November 14, 2005 to all shareholders of record as of October 28, 2005. There were 2,723,020 shares outstanding on October 28, 2005. Barnwell issued 5,446,040 new shares to execute the stock dividend, resulting in outstanding shares of 8,169,060 following the split. Barnwell’s common stock began trading on a split-adjusted basis on November 15, 2005.

All information in this Form 10-Q has been adjusted where necessary to reflect the stock splits for all periods presented.

3.             EARNINGS PER COMMON SHARE

In December 2004, Barnwell’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The shares were distributed on January 28, 2005 to all shareholders of record as of January 11, 2005.

In October 2005, Barnwell’s Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend. The shares were distributed on November 14, 2005 to all shareholders of record as of October 28, 2005. There were 2,723,020 shares outstanding on October 28, 2005. Barnwell issued 5,446,040 new shares to execute the stock dividend, resulting in outstanding shares of 8,169,060 following the split. Barnwell’s common stock began trading on a split-adjusted basis on November 15, 2005.

All information in this Form 10-Q has been adjusted where necessary to reflect the stock splits for all periods presented.

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. The weighted-average number of common shares outstanding (split-adjusted) for the three months ended December 31, 2005 and 2004 were 8,169,060 and 8,104,137, respectively.

Diluted EPS includes the potentially dilutive effect of outstanding common stock options and securities that are convertible to common shares. The weighted-average number of common shares and dilutive potential common shares outstanding (split-adjusted) was 8,726,345 and 8,543,493 for the three months ended December 31, 2005 and 2004, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations (split-adjusted) for the three months ended December 31, 2005 and 2004 are as follows:

	Three months ended December 31, 2005
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$6,340,000	8,169,060	$0.78

Effect of dilutive securities - common stock options	—	557,285

Diluted earnings per share	$6,340,000	8,726,345	$0.73

	Three months ended December 31, 2004
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$2,440,000	8,104,137	$0.30

Effect of dilutive securities - common stock options	—	439,356

Diluted earnings per share	$2,440,000	8,543,493	$0.29

4.             SHARE-BASED PAYMENTS

Barnwell has outstanding stock options issued to certain employees under both a qualified plan approved by shareholders (the 1998 Stock Option Plan) and non-qualified plans.  The qualified options were granted with an exercise price equal to the market price of Barnwell’s stock on the date of grant (110% of market price at date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates). The non-qualified options were granted with an exercise price equal to the market price of Barnwell’s stock on the date of grant, vest annually over five years of continuous service, and expire ten years from the date of grant. The non-qualified options have stock appreciation rights features that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

Effective October 1, 2005, Barnwell adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” for its share-based compensation plans. Barnwell previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

Under APB No. 25, no compensation expense was recorded for Barnwell’s stock options issued under the qualified plan. The pro forma effects on net earnings and earnings per share for qualified stock options were instead disclosed in a footnote to the financial statements. Under APB No. 25, compensation expense for non-qualified stock options with stock appreciation rights features were recorded utilizing the market price of Barnwell’s stock at each period-end to determine the vested intrinsic value of the stock appreciation rights.

Under SFAS No. 123(R), share-based compensation cost is measured at fair value. Barnwell utilized a closed-form valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. Share-based compensation expense recognized in earnings for the three months ended December 31, 2005 and 2004 are reflected as “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

Equity-classified Awards:

The following assumptions were used in estimating fair value for all equity-classified share options previously granted and outstanding during the three months ended December 31, 2005:

Expected volatility range	25.0% to 30.0%
Weighted-average volatility	27.7%
Expected dividends	0.0% to 1.0%
Expected term (in years)	5.0 to 7.0
Risk-free rates	4.0% to 6.3%

Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method. Total share-based compensation expense for equity-classified awards vested in the three months ended December 31, 2005 was $51,000. There was no impact on income taxes. There were no qualified option grants, exercises, expirations, or forfeitures in the three months ended December 31, 2005.

A summary of equity-classified share options as of the beginning and end of the three months ended December 31, 2005 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2005	456,000	$5.32
Outstanding at December 31, 2005	456,000	$5.32	4.6	$9,020,000
Exercisable at December 31, 2005	298,500	$3.25	4.2	$6,521,000

Liability-classified Awards:

The following assumptions were used in estimating fair value for all liability-classified share options previously granted and outstanding during the three months ended December 31, 2005:

Expected volatility range	28.0% to 37.0%
Weighted-average volatility	32.2%
Expected dividends	0.4%
Expected term (in years)	2.4 to 6.5
Risk-free rate	4.4%

Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period. Total share-based compensation expense for liability-classified awards was $1,432,000 for the three months ended December 31, 2005. The related income tax benefit was $501,000 for the three months ended December 31, 2005. Included in share-based compensation expense for liability-classified awards for the three months ended December 31, 2005 was $361,000 of compensation expense related to shares vested during the period. There were no liability-classified share option grants, exercises, expirations, or forfeitures in the three months ended December 31, 2005.

A summary of liability-classified share options as of the beginning and end of the three months ended December 31, 2005 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2005	390,000	$5.94
Outstanding at December 31, 2005	390,000	$5.94	5.9	$7,472,000
Exercisable at December 31, 2005	222,000	$3.78	3.6	$4,734,000

As of December 31, 2005, there was $2,181,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options. That cost is expected to be recognized over a weighted-average period of 3.5 years. Total compensation expense related to the vesting of awards in the three months ended December 31, 2005 was $412,000. Total compensation expense for all awards for the three months ended December 31, 2005, including the impact of changes in fair values for liability-classified awards, was $1,483,000, with a related income tax benefit of $501,000.

Barnwell adopted SFAS No. 123(R) using the modified prospective method. Under this transition method, compensation cost recognized in the three months ended December 31, 2005 includes the cost for equity-classified share options vested during the period and all vested liability-classified share-based awards granted prior to October 1, 2005, as determined under the provisions of SFAS No. 123(R). Share-based compensation costs for the three months ended December 31, 2005 are reported in “General and administrative” expenses in the Condensed Consolidated Statement of Operations. The cumulative effect, net of income taxes, of the impact of adoption of SFAS No. 123(R) on liability-classified awards was not material to the condensed consolidated financial statements. Results for prior periods have not been restated.

The following table illustrates the effect on net earnings and earnings per share as if the fair-value recognition provisions of SFAS No. 123(R) were applied to all of its share-based compensation awards for the prior year period:

Three months ended
December 31, 2004
Net earnings, as reported	$2,440,000

Add: Share-based employee compensation expense of $994,000, less $360,000 of related taxes, included in reported net earnings	634,000

Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards of $1,012,000, less $366,000 of related taxes	(646,000)
Pro forma net earnings	$2,428,000

Basic Earnings Per Share:
As reported	$0.30
Pro forma	$0.30

Diluted Earnings Per Share:
As reported	$0.29
Pro forma	$0.28

In the three months ended December 31, 2004, 210,000 equity-classified option shares were granted at a weighted-average grant-date fair value of $2.18, and the total intrinsic value of equity options exercised was $1,058,000; there were no expirations or forfeitures.

5.             CASH AND CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less. Certificates of deposit at December 31, 2005 and September 30, 2005 include certificates of deposit at various financial institutions. As the original maturities of these certificates of deposit are greater than three months, they are excluded from cash and cash equivalents and are reported separately on the Condensed Consolidated Balance Sheets.

6.             INVESTMENT IN LAND

In November 2005, Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan, paid Kaupulehu Developments a non-refundable payment of $2,875,000 upon exercising the portion of its development rights option due on December 31, 2005 of $2,656,000 and a portion, $219,000, of its development rights option due on December 31, 2006. Revenue from the development rights sale was reduced by $173,000 of fees related to the sale. There were no other expenses related to the sale. Accordingly, this $2,702,000 of option revenue, net of fees, is recorded in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2005 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $13,063,000 as of the date of this filing, comprised of the balance of $2,438,000 due on December 31, 2006 and four payments of $2,656,250 due on each December 31 of years 2007 to 2010. If any annual option payment is not made, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

The aforementioned $173,000 in fees ($121,000, net of minority interest) on the $2,875,000 development rights proceeds were paid in November 2005 to Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments. Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from the sale of real estate interests, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from the sale of real estate interests. The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services. Barnwell believes the fees are fair and reasonable compensation for such services.

In February 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC (“WB”) by which Kaupulehu Developments transferred its leasehold interest in the approximately 870 acres zoned for resort/residential development, in two increments (“Increment I” and “Increment II”), to WB. There is no affiliation between Kaupulehu Developments and WB. WB is an affiliate of Westbrook Partners, LLC, an affiliate of the developers of the Kuki’o Resort.

With respect to Increment I, Kaupulehu Developments is entitled to receive payment of the following percentages of the gross proceeds generated from the sale by WB of single-family lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.

In January 2006, WB sold the first of the 80 single-family lots under development in Increment I and paid Kaupulehu Developments percentage and minimum payments totaling $2,500,000 as specified in the Purchase and Sale Agreement; this receipt will be recognized as revenue in Barnwell’s second quarter ending March 31, 2006. There is no assurance that any future payments will be received.

With respect to Increment II, Kaupulehu Developments and WB agreed to use diligent efforts to negotiate, and attempt to document and enter into an agreement with regards to the ownership and development of Increment II. As of this filing, discussions between the parties are ongoing but no agreement has yet been reached with WB for the sale and development of Increment II. There is no assurance that WB will enter into an agreement with Kaupulehu Developments regarding Increment II.

The interests held by Kaupulehu Developments at December 31, 2005 include the development rights under option; the rights to receive Increment I Percentage Payments; the leasehold land zoned for resort/residential development within Increment II, which is under a right of negotiation with WB; and approximately 1,000 acres of vacant leasehold land zoned conservation. These interests relate to land located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

7.             SEGMENT INFORMATION

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

	Three months ended December 31,
	2005	2004
Revenues:
Oil and natural gas	$12,098,000	$7,658,000
Land investment	2,702,000	2,647,000
Contract drilling	1,823,000	2,105,000
Other	229,000	164,000
Total before gain on sale and interest income	16,852,000	12,574,000
Gain on sale of drill rig	700,000	—
Interest income	49,000	23,000
Total revenues	$17,601,000	$12,597,000

Depreciation, depletion and amortization:
Oil and natural gas	$2,473,000	$2,126,000
Contract drilling	44,000	24,000
Other	65,000	53,000
Total	$2,582,000	$2,203,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$7,686,000	$3,882,000
Land investment, net of minority interest	2,111,000	2,068,000
Contract drilling	466,000	584,000
Other	164,000	111,000
Total	10,427,000	6,645,000

General and administrative expenses, net of minority interest	(3,675,000)	(2,761,000)
Interest expense	(200,000)	(140,000)
Interest income	49,000	23,000
Gain on sale of drill rig	700,000	—

Earnings before income taxes	$7,301,000	$3,767,000

8.             INCOME TAXES

The components of the income tax provision for the three months ended December 31, 2005 and 2004 are as follows:

	Three months ended
	December 31,
	2005	2004
Current	$3,008,000	$1,521,000
Deferred	(2,047,000)	(194,000)
	$961,000	$1,327,000

The $2,047,000 deferred income tax benefit for the three months ended December 31, 2005 includes $2,170,000 of deferred income tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards. The valuation allowance was decreased in the three months ended December 31, 2005 as it is more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law will exceed taxable income from Canadian operations under Canadian tax law to a degree that will result in the ability to utilize foreign tax credit carryforwards to reduce U.S. taxes. This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law. At December 31, 2005, foreign tax credit carryforwards and the foreign tax credit carryforwards valuation allowance were $3,777,000 and $1,960,000, respectively. There was no reduction in the valuation allowance for foreign tax credit carryforwards in the three months ended December 31, 2004.

Effective for tax years beginning after December 31, 2004, the 90 percent limitation on using the alternative minimum tax foreign tax credit to offset alternative minimum taxes was repealed by the American Jobs Creation Act of 2004. Accordingly, beginning in fiscal 2006, Barnwell is permitted to use the full alternative minimum tax foreign tax credit to offset regular alternative minimum taxes.

9.             PENSION PLAN

The following table details the components of net periodic benefit cost for the three months ended December 31, 2005 and 2004:

	Three months ended
	December 31,
	2005	2004
Service cost	$48,000	$34,000
Interest cost	57,000	48,000
Expected return on plan assets	(45,000)	(41,000)
Amortization of prior service cost	—	1,000
Amortization of net actuarial loss	13,000	6,000
Net periodic benefit cost	$73,000	$48,000

Barnwell did not make contributions to the plan in the three months ended December 31, 2005 and 2004. Barnwell estimates that it will contribute, at a minimum, $150,000 to the plan during the remainder of fiscal 2006.

10.          RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements. Barnwell adopted the provisions of SFAS No. 123(R) effective October 1, 2005, as discussed in Note 4.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143.”  FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Barnwell adopted the provisions of FIN 47 effective October 1, 2005. The adoption did not have a material impact on Barnwell’s financial condition, results of operations, or liquidity.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which expressed the SEC staff’s views on SFAS No. 123(R), but did not modify any of SFAS No. 123(R)’s provisions. Barnwell adopted the provisions of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R) effective October 1, 2005.

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

11.          RECLASSIFICATIONS

Certain reclassifications have been made to the December 31, 2004 condensed consolidated financial statements to conform to classifications used in the December 31, 2005 condensed consolidated financial statements.

12.          SUBSEQUENT EVENT

In January 2006, WB KD Acquisition, LLC sold the first of the 80 single-family lots under development in Increment I and paid Kaupulehu Developments percentage and minimum payments totaling $2,500,000 as specified in the Purchase and Sale Agreement. This $2,500,000 receipt will be recognized as revenues in Barnwell’s second quarter ending March 31, 2006.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including various forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives or other similar types of information. Although Barnwell believes that its expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Such statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” section of Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2005. These forward-looking statements speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Barnwell identifies its most critical accounting principles upon which its financial reporting is based as the full cost method of accounting for oil and natural gas properties, the accounting for investment in land, the percentage of completion method of accounting for contract drilling, the valuation of receivables, the asset and liability method of accounting for deferred income taxes, the accounting for share-based compensation, the accounting for Barnwell’s employee pension plan, and the accounting for Barnwell’s asset retirement obligation. The carrying cost of oil and natural gas properties is subject to a valuation ceiling under the full cost method based on estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers. Investment in land is subject to a valuation ceiling based on an estimation of the fair value of the property, less costs to sell. The percentage of completion method of accounting for contract drilling is based on estimates of the total costs to complete each contract. Receivables are subject to a valuation allowance based on estimates of collectible amounts. Deferred tax assets are based on estimates of the realizable value of future tax deductions, which utilize estimates and assumptions regarding future levels of taxable income. Barnwell’s accounting for share-based compensation requires subjective assumptions, including the expected life of options, price volatility of the underlying stock, and expected dividend rates. Barnwell’s accounting for its employee pension plan is based on estimates and assumptions regarding future investment returns, compensation increases, interest rates, and benefit payments. Barnwell’s asset retirement obligation calculation is based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. The aforementioned estimates and assumptions are based on values provided by independent petroleum engineers in the case of oil and natural gas reserves, on independent actuaries in the case of net periodic pension benefit cost, or on internal analysis performed by Barnwell’s management. Changes in estimates and assumptions affecting any of the above could materially affect Barnwell’s reported amounts of assets, liabilities, revenues and expenses. These accounting policies are detailed in the notes to the consolidated financial statements included in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2005 and in relevant sections in this discussion and analysis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Please see Notes 4, 5, 6, 8 and 10 of the “Notes to the Consolidated Financial Statements” in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2005. There have been no significant changes in contractual obligations and commercial commitments from September 30, 2005 to December 31, 2005, other than those reported elsewhere in this Form 10-Q.

OVERVIEW

Barnwell is engaged in the following lines of business: 1) oil and natural gas exploration, development, production and sales essentially all in Canada (oil and natural gas segment), 2) investment in leasehold land in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil. Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices. The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers. Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output. Petroleum and natural gas prices are very difficult to predict and fluctuate significantly. For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended December 31, 2005, have ranged from a low of $4.08 per thousand cubic feet to a high of $9.76 per thousand cubic feet, which occurred this first quarter of fiscal 2006, and tend to be higher in the winter than in the summer due to increased demand. Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well. Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas. Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves. Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. Kaupulehu Developments’ development rights are under option to a developer and revenues are recognized when options are exercised. The total amount of remaining future option receipts, if all options are fully exercised, is $13,063,000 as of the date of this filing, comprised of the balance of $2,438,000 due on December 31, 2006 and four payments of $2,656,250 due on each December 31 of years 2007 to 2010. In February 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition LLC (“WB”) by which Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments, to WB. For the first increment (“Increment I”), Kaupulehu Developments is entitled to future payments from WB based on the following percentages of gross receipts from the developer’s sales of single-family residential lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. For the second increment (“Increment II”), Kaupulehu Developments and WB agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II. The area in which Kaupulehu Developments’ interests are located has experienced strong demand for premium residential real estate in recent years, however there is no assurance that any future development rights or Percentage Payments will be received.

Barnwell also drills wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly. Water well drilling and pump installation activity has decreased slightly in recent months, and management does not expect an increase through the remainder of fiscal 2006 and future periods.

RESULTS OF OPERATIONS

Summary/General

Net earnings for the three months ended December 31, 2005 totaled $6,340,000, a $3,900,000 (160%) increase from $2,440,000 for the three months ended December 31, 2004. This increase was due to higher prices received by Barnwell for both natural gas and liquids and the recognition of $2,170,000 of deferred tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards. Additionally, Barnwell recognized a $700,000 gain on the sale of a drill rig in the current period; there was no such sale in the prior year comparable period.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 4% in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, and the exchange rate of the Canadian dollar to the U.S. dollar decreased slightly from $0.8613 per Canadian dollar at September 30, 2005 to $0.8577 per Canadian dollar at December 31, 2005. The increase in the average exchange rate of the Canadian dollar to the U.S. dollar increased Barnwell’s reported revenues and expenses and the lower rate as of December 31, 2005 decreased the value of its Canadian dollar assets and Canadian dollar liabilities.

Oil and Natural Gas

Selected Operating Statistics

The following tables set forth Barnwell’s net production and average price per unit of production for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

	SELECTED OPERATING STATISTICS
	Average Price Per Unit
	Three months ended
	December 31,		Increase
	2005	2004	$	%
Natural gas (MCF)*	$9.76	$5.31	$4.45	84%
Oil (Bbls)**	$52.98	$42.56	$10.42	24%
Liquids (Bbls)**	$41.88	$29.09	$12.79	44%

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2005	2004	Units	%
Natural gas (MCF)*	892,000	940,000	(48,000)	(5)%
Oil (Bbls)**	36,000	38,000	(2,000)	(5)%
Liquids (Bbls)**	31,000	29,000	2,000	7%

*MCF = 1,000 cubic feet

**Bbls = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $4,440,000 (58%) for the three months ended December 31, 2005, as compared to the three months ended December 31, 2004, due to 84%, 24% and 44% increases in natural gas, oil and natural gas liquids prices, respectively. The decrease in net natural gas production was principally due to increased royalty rates as a result of the increase in natural gas prices; gross natural gas production remained essentially unchanged, decreasing 1% for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004. Natural gas production increased at Dunvegan and two newer properties, Bonanza and Doris, however these increases were more than offset by decreases in production at Malmo, Progress, and Pouce Coupe South, also newer properties, together with declines in production at older properties.

The decline in oil production in the three months ended December 31, 2005 as compared to the three months ended December 31, 2004, was due to declines in production at Barnwell’s largest oil producing property, Red Earth, principally due to the natural aging of the property.

Oil and natural gas operating expenses increased $289,000 (18%) for the three months ended December 31, 2005, as compared to the same period in the prior year, due primarily to inflationary increases in the cost of utility and oilfield services resulting from increased commodity prices. The increase in costs for services was partially offset by the receipt of an approximately $80,000 refund of operating expenses overcharged to Barnwell by the operator of the Dunvegan property in 2003 and 2004. Oil and natural gas operating expenses also increased due to a 4% increase in the average exchange rate of the Canadian dollar to the U.S. dollar for the three months ended December 31, 2005, as compared to the same period in the prior year.

Sale of Development Rights and Minority Interest in Earnings

The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan. In November 2005, Kaupulehu Makai Venture paid Kaupulehu Developments a non-refundable payment of $2,875,000 upon exercising its development rights option due on December 31, 2005 of $2,656,000 and a portion, $219,000, of its development rights option due on December 31, 2006. In December 2004, Kaupulehu Makai Venture exercised the portion of its development rights option that was to expire on December 31, 2004 and paid Kaupulehu Developments $2,656,000. Revenues from these option exercises in the three months ended December 31, 2005 and 2004 were reduced by $173,000 and $159,000, respectively, of fees related to the sale, resulting in net revenues of $2,702,000 and $2,497,000, respectively. Operating profits, after minority interest, on these transactions were $2,111,000 and $1,950,000 in the three months ended December 31, 2005 and 2004, respectively. All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years as Barnwell accounts for sales of development rights under option by use of the cost recovery method, therefore there were no other expenses related to the sale. The $2,702,000 and $2,497,000 of option revenues is recorded in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $13,063,000 as of the date of this filing, comprised of the balance of $2,438,000 due on December 31, 2006 and four payments of $2,656,250 due on each December 31 of years 2007 to 2010. If any annual option payment is not made, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

Contract Drilling

Contract drilling revenues and costs decreased $282,000 (13%) and $184,000 (12%), respectively, for the three months ended December 31, 2005, as compared to the same period in the prior year, due to a decrease in well drilling work in the current year period. The contract drilling segment generated a $466,000 operating profit before general and administrative expenses in the three months ended December 31, 2005, a decrease of $118,000 (20%) as compared to a $584,000 operating profit before general and administrative expenses for the three months ended December 31, 2004. Contract drilling revenues and costs are not seasonal in nature but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. Management currently estimates that operating profit will be lower in fiscal 2006 as compared to fiscal 2005 due to lower estimated margins on contracts in backlog.

Gain on Sale of Drill Rig

In the three months ended December 31, 2005, Barnwell sold a drill rig for $712,000, net of costs associated with the sale, and recognized a gain of $700,000; there was no such sale in the same period of the prior year. The drill rig was identical to one of Barnwell’s other drill rigs and was originally purchased to drill geothermal wells. The sale brings Barnwell’s drilling rig count to four rigs.

Gas Processing and Other

Gas processing and other income increased $91,000 (49%) for the three months ended December 31, 2005, as compared to the same period in the prior year, due to a $56,000 gain on sale of other assets and a $37,000 increase in gas processing revenues.

General and Administrative Expenses

General and administrative expenses increased $902,000 (32%) for the three months ended December 31, 2005, as compared to the same period in the prior year. The increase was due primarily to a $438,000 increase in stock appreciation rights expense for the three months ended December 31, 2005, as compared to the same period in the prior year, as the result of an increase in Barnwell’s stock price and an increase in vested options. In addition, qualified stock option compensation expense increased $51,000 due to the implementation of SFAS No. 123(R). General and administrative expenses also increased by $402,000 due to increased personnel costs.

General and administrative expenses include fees paid to Nearco, Inc., an entity controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments, for consulting services related to Kaupulehu Developments’ leasehold land. In the three months ended December 31, 2005 and 2004, fees paid to Nearco, Inc. totaled $26,000 and $79,000, respectively. Barnwell believes the fees are fair and reasonable compensation for such services.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization increased $379,000 (17%) for the three months ended December 31, 2005, as compared to the same period in the prior year, due to an increase in the depletion rate from $1.60 per MCF equivalent to $1.94 per MCF equivalent (where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents), offset by a 4% decrease in production, in MCF equivalents. The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves, and development costs that are incurred to maintain or increase rates of production from reserves found in previous years. Additionally, a portion of the increase in the depletion rate per MCF equivalent was due to a 4% increase in the average exchange rate of the Canadian dollar to the U.S. dollar. Barnwell’s cost of finding and developing proven reserves has increased as a result of the cost of oil and natural gas exploration and development having increased along with product prices, the drilling of unsuccessful wells, and as a portion of recent oil and natural gas capital expenditures were for the development of existing reserves.

Income Taxes

Included in the provision for income taxes for the three months ended December 31, 2005 is the recognition of a $2,170,000 deferred income tax benefit due to a reduction in the valuation allowance for foreign tax credit carryforwards. The valuation allowance was decreased in the three months ended December 31, 2005 as it is more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law will exceed taxable income from Canadian operations under Canadian tax law to a degree that will result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes. This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law. The acceleration and tax nature of Barnwell’s investment in Canadian oil and natural gas properties in the current quarter, which coupled with Kaupulehu Developments’ January 2006 receipt of $2,500,000 in conjunction with Increment I, caused Barnwell to reassess the ultimate realization of the aforementioned deferred tax assets during the quarter ended December 31, 2005. There was no reduction in the valuation allowance for foreign tax credit carryforwards in the three months ended December 31, 2004. Tax provisions in future years may also be reduced by decreases in the valuation allowance for foreign tax credit carryforwards if Barnwell is able to determine that it is more likely than not that more foreign tax credit carryforwards will be utilized. Barnwell expects to record income tax expense during the remainder of fiscal 2006 at approximately 43%.

Effective for tax years beginning after December 31, 2004, the 90 percent limitation on using the alternative minimum tax foreign tax credit to offset alternative minimum taxes was repealed by the American Jobs Creation Act of 2004. Accordingly, beginning in fiscal 2006, Barnwell is permitted to use the full alternative minimum tax foreign tax credit to offset regular alternative minimum taxes.

Foreign Currency Fluctuations and Other Comprehensive Income

In addition to U.S. operations, Barnwell conducts foreign operations in Canada. Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 4% from $0.8197 per Canadian dollar in the three months ended December 31, 2004 to $0.8525 per Canadian dollar in the three months ended December 31, 2005, and the exchange rate of the Canadian dollar to the U.S. dollar decreased slightly from $0.8613 per Canadian dollar at September 30, 2005 to $0.8577 per Canadian dollar at December 31, 2005. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively. Other comprehensive income and losses are not included in net earnings. The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2005 was $66,000, a $1,500,000 decrease from other comprehensive income due to foreign currency translation adjustments of $1,434,000 for the same period in the prior year.

Foreign currency transaction gains and losses were not material in the three months ended December 31, 2005 and 2004 and are reflected in general and administrative expenses.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period. Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Share-Based Payments

In accordance with the provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 123(R), “Share-Based Payment,” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” Barnwell began recognizing share-based compensation expense in the Condensed Consolidated Statement of Operations in the three months ended December 31, 2005. The fair value of options was determined utilizing a closed-form model. Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right and the price volatility of the underlying stock. Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules. Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method. Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period. If actual results or future changes in estimates differ significantly from current estimates, share-based compensation could increase or decrease. For further discussion of share-based compensation, refer to Note 4, “Share-Based Payments” in the Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations totaled $9,678,000 for the three months ended December 31, 2005, a $5,044,000 (109%), increase from cash flows provided by operations of $4,634,000 for the same period in the prior year. This increase was due primarily to an increase in operating profit generated by Barnwell’s oil and natural gas segment and fluctuations in current assets and liabilities.

Net cash used in investing activities increased $1,985,000 to $2,883,000 during the three months ended December 31, 2005, as compared to $898,000 during the same period of the prior year. Barnwell used $6,591,000 of cash flows for capital expenditures during the three months ended December 31, 2005, as compared to $4,398,000 in the same period of the prior year, an increase of $2,193,000 (50%), primarily attributable to Barnwell’s oil and natural gas segment. Cash inflows from investing activities increased during the three months ended December 31, 2005, as compared to the same period in the prior year, as $2,702,000 of proceeds, net of expenses, were received from the current quarter’s sale of development rights, as compared to $2,656,000 of proceeds received during the three months ended December 31, 2004. Barnwell also received $712,000 of proceeds, net of associated costs, from the sale of a drill rig during the three months ended December 31, 2005. Investing cash flows for the current year period also include $200,000 of proceeds from the maturity of certificates of deposit in the three months ended December 31, 2005, as compared to $694,000 in the same period of the prior year, and $94,000 related to gas over bitumen royalty adjustments during the three months ended December 31, 2005; there were no such proceeds received in the three months ended December 31, 2004.

During the quarter ended December 31, 2005, Barnwell invested $6,670,000 in oil and natural gas properties in Canada, as compared to $4,371,000 during the prior year’s first quarter. Barnwell participated in the drilling of 15 gross wells (5.7 net wells) in Canada during the three months ended December 31, 2005, as compared to the 20 gross wells (3.8 net wells) drilled during the three months ended December 31, 2004. Of these 15 gross wells, seven gross (2.6 net) gas wells are currently considered to be successful, two gross wells (0.6 net wells) were not successful, and 6 gross wells (2.5 net wells) are potential wells in various stages of evaluation. All 15 wells were drilled in Alberta and Barnwell’s average working interest in these wells is 38%. Barnwell initiated 14 (5.6 net wells) of the 15 gross wells drilled during the three months ended December 31, 2005. The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but 0.5 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others. Management estimates that oil and natural gas capital expenditures for fiscal 2006 will range from $19,000,000 to $21,000,000.

Cash flows used in financing activities totaled $694,000 for the three months ended December 31, 2005, a $493,000 increase from $201,000 of cash used in financing activities in the same period of the prior year. This increase was primarily due to $490,000 of distributions made to minority interest partners in the three months ended December 31, 2005; there were no distributions made in the same period in the prior year. Additionally, in the three months ended December 31, 2004, Barnwell transferred $339,000 to its stock transfer agent for dividends at the end of December 2004 and received $138,000 in proceeds from the exercise of stock options. During the three months ended December 31, 2005, $204,000 was transferred to Barnwell’s stock transfer agent for dividends at the end of December 2005 and there were no stock options exercised.

On October 17, 2005, Barnwell declared a three-for-one stock split in the form of a stock dividend. The new shares were distributed on November 14, 2005 to all shareholders of record as of October 28, 2005.

On December 9, 2005, Barnwell declared a cash dividend of $0.025 per share payable January 4, 2006, to stockholders of record on December 20, 2005.

At December 31, 2005, Barnwell had $13,121,000 in cash, cash equivalents and certificates of deposit, and approximately $4,736,000 of available credit under its credit facility with a Canadian bank.

Barnwell believes its future cash flows from operations, land segment sales, and available credit will be sufficient to fund its estimated capital expenditures for at least the next twelve months and meet the repayment schedule on its long-term debt. However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, cash flows generated by operations may not be sufficient to fund Barnwell’s current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures. Additionally, if Barnwell’s credit facility with a Canadian bank is reduced below the current level of borrowings under the facility after the April 2006 review, Barnwell may be required to reduce expenditures or seek alternative sources of financing to make any required payments under the facility.

COMMON STOCK SPLIT

In October 2005, Barnwell’s Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend. The shares were distributed on November 14, 2005 to all shareholders of record as of October 28, 2005. There were 2,723,020 shares outstanding on October 28, 2005. Barnwell issued 5,446,040 new shares to execute the stock dividend, resulting in outstanding shares of 8,169,060 following the split. Barnwell’s common stock began trading on a split-adjusted basis on November 15, 2005. All information in this Form 10-Q has been adjusted to reflect the stock split for all periods presented.

SUBSEQUENT EVENT

In January 2006, WB KD Acquisition, LLC sold the first of the 80 single-family lots under development in Increment I and paid Kaupulehu Developments percentage and minimum payments totaling $2,500,000 as specified in the Purchase and Sale Agreement. This $2,500,000 receipt will be recognized as revenues in Barnwell’s second quarter ending March 31, 2006.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

Barnwell has not entered into any transactions utilizing derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments is not material.

Item 4.         Controls and Procedures

As of December 31, 2005, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Act of 1934 and the rules thereunder. There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2005, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

The Board of Directors and the stockholders of Barnwell, on May 11, 2005 and October 7, 2005, respectively, approved an amendment (the “Amendment”) to Barnwell’s Certificate of Incorporation to increase the authorized number of shares of Barnwell’s common stock, par value $0.50, from 4,000,000 shares to 20,000,000 shares by vote held in lieu of a special meeting. The votes cast were as follows:

For	2,501,450
Against	155,441
Abstain	1,590
Broker non vote	—

The Amendment became effective on October 12, 2005 upon the filing of the Amendment with the Secretary of State of the State of Delaware.

Item 6.         Exhibits

Exhibit No. 31.1 – Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2 – Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32 – Certification Pursuant To 18 U.S.C. 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: February 10, 2006	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary