Form 10-Q
period 2006-03-31
BARNWELL INDUSTRIES INC
filed 2006-05-15
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

As of May 12, 2006 there were 8,169,060 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

INDEX

PART I.	FINANCIAL INFORMATION:

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets - March 31, 2006 and September 30, 2005 (Unaudited)

Condensed Consolidated Statements of Operations - three and six months ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows - six months ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income - three months ended March 31, 2006 and 2005 (Unaudited)

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income - six months ended March 31, 2006 and 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION:

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

PART 1.                           FINANCIAL INFORMATION

Item 1.                                     Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2006	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,732,000	$5,492,000
Certificates of deposit	700,000	1,700,000
Accounts receivable, net	7,593,000	8,279,000
Deferred income taxes	4,904,000	3,030,000
Other current assets	1,624,000	1,582,000
TOTAL CURRENT ASSETS	22,553,000	20,083,000

INVESTMENT IN LAND	3,033,000	3,033,000

PROPERTY AND EQUIPMENT	149,009,000	135,029,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(77,630,000)	(73,168,000)
PROPERTY AND EQUIPMENT, NET	71,379,000	61,861,000

TOTAL ASSETS	$96,965,000	$84,977,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,940,000	$5,653,000
Accrued capital expenditures	4,304,000	4,462,000
Accrued stock appreciation rights	5,041,000	4,371,000
Other current liabilities	7,861,000	6,797,000
TOTAL CURRENT LIABILITIES	24,146,000	21,283,000

LONG-TERM DEBT	11,556,000	11,576,000

ASSET RETIREMENT OBLIGATION	3,067,000	2,845,000

DEFERRED INCOME TAXES	12,648,000	12,935,000

MINORITY INTEREST	378,000	312,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 a share:
Authorized, 20,000,000 shares; 8,169,060 issued and outstanding	4,085,000	4,085,000
Additional paid-in capital	82,000	—
Retained earnings	39,468,000	30,317,000
Accumulated other comprehensive income, net	1,535,000	1,624,000
TOTAL STOCKHOLDERS’ EQUITY	45,170,000	36,026,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,965,000	$84,977,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Revenues:
Oil and natural gas	$9,027,000	$7,392,000	$21,125,000	$15,050,000
Contract drilling	1,825,000	2,272,000	3,648,000	4,377,000
Sale of interest in leasehold land, net	2,350,000	150,000	2,350,000	300,000
Sale of development rights, net	—	—	2,702,000	2,497,000
Gain on sale of drill rig	—	—	700,000	—
Gas processing and other	265,000	212,000	543,000	399,000
	13,467,000	10,026,000	31,068,000	22,623,000
Costs and expenses:
Oil and natural gas operating	1,981,000	1,490,000	3,920,000	3,140,000
Contract drilling operating	1,321,000	1,531,000	2,634,000	3,028,000
General and administrative	2,674,000	3,043,000	6,403,000	5,870,000
Depreciation, depletion and amortization	2,722,000	2,098,000	5,304,000	4,301,000
Interest expense	219,000	149,000	419,000	289,000
Minority interest in earnings (losses)	455,000	(40,000)	992,000	473,000
	9,372,000	8,271,000	19,672,000	17,101,000

Earnings before income taxes	4,095,000	1,755,000	11,396,000	5,522,000

Income tax provision	672,000	845,000	1,633,000	2,172,000

NET EARNINGS	$3,423,000	$910,000	$9,763,000	$3,350,000

BASIC EARNINGS PER COMMON SHARE	$0.42	$0.11	$1.20	$0.41

DILUTED EARNINGS PER COMMON SHARE	$0.39	$0.11	$1.12	$0.39

Weighted average common shares outstanding:
Basic	8,169,060	8,168,394	8,169,060	8,135,913
Diluted	8,734,661	8,626,700	8,714,949	8,580,052

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$9,763,000	$3,350,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	5,304,000	4,301,000
Minority interest in earnings	992,000	473,000
Non-cash share-based compensation expense	763,000	1,824,000
Accretion of asset retirement obligation	90,000	58,000
Asset retirement obligation payments	(14,000)	—
Gain on sale of drill rig	(700,000)	—
Deferred income taxes	(2,022,000)	(315,000)
Sale of interest in leasehold land, net	(2,350,000)	(300,000)
Sale of development rights, net	(2,702,000)	(2,497,000)
Increase from changes in current assets and liabilities	2,685,000	1,907,000
Net cash provided by operating activities	11,809,000	8,801,000

Cash flows from investing activities:
Proceeds from sale of development rights, net	2,702,000	2,497,000
Proceeds from sale of interest in leasehold land, net	2,350,000	300,000
Proceeds from matured certificates of deposit	1,000,000	1,288,000
Proceeds from sale of drill rig	712,000	—
Proceeds from gas over bitumen royalty adjustments	221,000	—
Investment in certificates of deposit	—	(1,800,000)
Capital expenditures - oil and gas	(14,861,000)	(8,834,000)
Capital expenditures - all others	(233,000)	(253,000)
Net cash used in investing activities	(8,109,000)	(6,802,000)

Cash flows from financing activities:
Distributions to minority interest partners	(926,000)	(513,000)
Payment of dividends	(612,000)	(475,000)
Proceeds from exercise of stock options	—	197,000
Net cash used in financing activities	(1,538,000)	(791,000)

Effect of exchange rate changes on cash and cash equivalents	78,000	82,000

Net increase in cash and cash equivalents	2,240,000	1,290,000
Cash and cash equivalents at beginning of period	5,492,000	4,497,000
Cash and cash equivalents at end of period	$7,732,000	$5,787,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$419,000	$268,000
Income taxes	$2,771,000	$2,377,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2006 and 2005

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

At December 31, 2004	8,139,060	$4,070,000	$—		$27,149,000	$1,603,000	$—	$32,822,000
Exercise of stock options, 30,000 shares	30,000	15,000	44,000					59,000
Effect of stock dividends issued to effect stock splits			(44,000)		44,000			—
Dividends declared, $0.02 per share					(136,000)			(136,000)
Comprehensive income:
Net earnings				$910,000	910,000			910,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments				(721,000)		(721,000)		(721,000)
Total comprehensive income				$189,000
At March 31, 2005	8,169,060	$4,085,000	$—		$27,967,000	$882,000	$—	$32,934,000

At December 31, 2005	8,169,060	$4,085,000	$51,000		$36,453,000	$1,558,000	$—	$42,147,000
Share-based compensation costs			31,000					31,000
Dividends declared, $0.05 per share					(408,000)			(408,000)
Comprehensive income:
Net earnings				$3,423,000	3,423,000			3,423,000
Other comprehensive loss – foreign currency translation adjustments, net of $26,000 tax benefit				(23,000)		(23,000)		(23,000)
Total comprehensive income				$3,400,000
At March 31, 2006	8,169,060	$4,085,000	$82,000		$39,468,000	$1,535,000	$—	$45,170,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six months ended March 31, 2006 and 2005

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

At September 30, 2004	7,992,060	$3,996,000	$—		$24,984,000	$169,000	$—	$29,149,000
Exercise of stock options, 177,000 shares net of 30,000 shares tendered and placed in treasury	177,000	89,000	345,000				(237,000)	197,000
Effect of stock dividends issued to effect stock splits			(345,000)		108,000		237,000	—
Dividends declared, $0.06 per share					(475,000)			(475,000)
Comprehensive income:
Net earnings				$3,350,000	3,350,000			3,350,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments				713,000		713,000		713,000
Total comprehensive income				$4,063,000
At March 31, 2005	8,169,060	$4,085,000	$—		$27,967,000	$882,000	$—	$32,934,000

At September 30, 2005	8,169,060	$4,085,000	$—		$30,317,000	$1,624,000	$—	$36,026,000
Share-based compensation costs			82,000					82,000
Dividends declared, $0.075 per share					(612,000)			(612,000)
Comprehensive income:
Net earnings				$9,763,000	9,763,000			9,763,000
Other comprehensive loss – foreign currency translation adjustments, net of $82,000 tax benefit				(89,000)		(89,000)		(89,000)
Total comprehensive income				$9,674,000
At March 31, 2006	8,169,060	$4,085,000	$82,000		$39,468,000	$1,535,000	$—	$45,170,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of March 31, 2006, the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2006 and 2005,  the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2006 and 2005, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and six months ended March 31, 2006 and 2005 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as “Barnwell”) and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2006 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2005 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2005 annual report on Form 10-KSB.  The results of operations for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

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

3.                                      EARNINGS PER COMMON SHARE

All earnings per share and share information presented below have been adjusted where necessary to reflect the stock splits discussed in Note 2, “Common Stock Splits,” for all periods presented.

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding was 8,169,060 for the three and six months ended March 31, 2006, and 8,168,394 and 8,135,913 for the three and six months ended March 31, 2005.

Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and securities that are convertible to common shares.  The weighted-average number of common shares and dilutive potential common shares outstanding was 8,734,661 and 8,714,949 for the three and six months ended March 31, 2006, respectively, and 8,626,700 and 8,580,052 for the three and six months ended March 31, 2005, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and six months ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31, 2006
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$3,423,000	8,169,060	$0.42

Effect of dilutive securities - common stock options	—	565,601

Diluted earnings per share	$3,423,000	8,734,661	$0.39

	Six months ended March 31, 2006
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$9,763,000	8,169,060	$1.20

Effect of dilutive securities - common stock options	—	545,889

Diluted earnings per share	$9,763,000	8,714,949	$1.12

	Three months ended March 31, 2005
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$910,000	8,168,394	$0.11

Effect of dilutive securities - common stock options	—	458,306

Diluted earnings per share	$910,000	8,626,700	$0.11

	Six months ended March 31, 2005
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share	$3,350,000	8,135,913	$0.41

Effect of dilutive securities - common stock options	—	444,139

Diluted earnings per share	$3,350,000	8,580,052	$0.39

4.                                      SHARE-BASED PAYMENTS

Barnwell has outstanding stock options issued to certain employees under both a qualified plan approved by shareholders (the 1998 Stock Option Plan) and non-qualified plans.  The qualified options were granted with an exercise price equal to the market price of Barnwell’s stock on the date of grant (110% of market price at date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates).  The qualified plan permits the grant of share options to employees for up to 780,000 shares of common stock.  A total of 774,000 share options have been granted under this plan, leaving 6,000 option shares available for grant under the qualified plan at March 31, 2006.  The non-qualified options were granted with an exercise price equal to the market price of Barnwell’s stock on the date of grant, vest annually over five years of continuous service, and expire ten years from the date of grant.  The non-qualified options have stock appreciation rights features that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  Barnwell currently has a policy of issuing new shares to satisfy share option exercises under the qualified plan and under the non-qualified plans when the optionee requests shares.

Effective October 1, 2005, Barnwell adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” for its share-based compensation plans.  Barnwell previously accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.”

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

Under SFAS No. 123(R), share-based compensation cost is measured at fair value.  Barnwell utilized a closed-form valuation model to determine the fair value of each option award.  Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options.  The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior.  The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.  Share-based compensation expense recognized in earnings for the three and six months ended March 31, 2006 and 2005 are reflected as “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

Equity-classified Awards:

The following assumptions were used in estimating fair value for all equity-classified share options previously granted and outstanding during the three and six months ended March 31, 2006:

Expected volatility range	25.0% to 30.0%
Weighted-average volatility	27.7%
Expected dividends	0.0% to 1.0%
Expected term (in years)	5.0 to 7.0
Risk-free rates	4.0% to 6.3%
Expected forfeitures	None

Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.  Total share-based compensation expense for equity-classified awards vested in the three and six months ended March 31, 2006 was $31,000 and $82,000, respectively.  There was no impact on income taxes as the expense relates to qualified options.  There were no qualified option grants, exercises, expirations, or forfeitures in the three and six months ended March 31, 2006.

A summary of equity-classified share options as of the beginning and end of the three and six months ended March 31, 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	456,000	$5.32
Outstanding at March 31, 2006	456,000	$5.32	4.3	$8,135,000
Exercisable at March 31, 2006	298,500	$3.25	3.9	$5,942,000

Liability-classified Awards:

The following assumptions were used in estimating fair value for all liability-classified share options previously granted and outstanding during the three and six months ended March 31, 2006:

Expected volatility range	27.6% to 39.0%
Weighted-average volatility	33.3%
Expected dividends	0.4%
Expected term (in years)	2.2 to 6.25
Risk-free rate	4.7% to 4.8%
Expected forfeitures	None

Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.  Total share-based compensation for liability-classified awards was a benefit of $262,000 for the three months ended March 31, 2006 and an expense of $1,170,000 for the six months ended March 31, 2006.  The related income tax effect was an expense of $96,000 for the three months ended March 31, 2006 and a benefit of $404,000 for the six months ended March 31, 2006.  Included in share-based compensation expense for liability-classified awards for the three and six months ended March 31, 2006 was $214,000 and $539,000, respectively, of compensation expense related to shares that vested during each respective period.  Also included in share-based compensation during the three and six months ended March 31, 2006 was a $476,000 benefit and a $631,000 expense, respectively, due to remeasurement at March 31, 2006 of the fair value of previously vested shares.

During the three months ended March 31, 2006, an officer/director exercised the stock appreciation rights feature of 30,000 shares of non-qualified options and $489,000, representing the difference between the exercise price and the closing price per share on the day prior to the date of exercise, was paid to this officer/director in cash by Barnwell.  The actual tax benefit realized for the tax deduction of this exercise was $166,000 for the three and six months ended March 31, 2006.  There were no other liability-classified share option grants, exercises, expirations, or forfeitures in the three and six months ended March 31, 2006.

A summary of liability-classified share options as of the beginning and end of the three and six months ended March 31, 2006 is presented below:

Three months ended March 31, 2006
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	390,000	$5.94
Exercised	(30,000)	$8.80
Outstanding at March 31, 2006	360,000	$5.70	5.4	$6,285,000

Exercisable at March 31, 2006	192,000	$2.99	2.6	$3,872,000

Six months ended March 31, 2006
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2005	390,000	$5.94
Exercised	(30,000)	$8.80
Outstanding at March 31, 2006	360,000	$5.70	5.4	$6,285,000

Exercisable at March 31, 2006	192,000	$2.99	2.6	$3,872,000

As of March 31, 2006, there was $1,736,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over a weighted-average period of 3.2 years.  Total share-based compensation related to the vesting of awards in the three and six months ended March 31, 2006 was $245,000 and $621,000, respectively.  Total share-based compensation for all awards, including the impact of changes in fair values for liability-classified awards, was a $231,000 benefit for the three months ended March 31, 2006 and a $1,252,000 expense for the six months ended March 31, 2006.  Income tax on total compensation for all awards was an expense of $96,000 for the three months ended March 31, 2006 and a benefit of $404,000 for the six months ended March 31, 2006.

Barnwell adopted SFAS No. 123(R) using the modified prospective method.  Under this transition method, compensation cost recognized in the three and six months ended March 31, 2006 includes the cost for equity-classified share options vested during the period and all vested liability-classified share-based awards granted prior to October 1, 2005, as determined under the provisions of SFAS No. 123(R).  Share-based compensation costs for the three and six months ended March 31, 2006 are reported in “General and administrative” expenses in the Condensed Consolidated Statement of Operations.  The cumulative effect, net of income taxes, of the impact of adoption of SFAS No. 123(R) on liability-classified awards was not material to the condensed consolidated financial statements.  Results for prior periods have not been restated.

The following table illustrates the effect on net earnings and earnings per share as if the fair-value recognition provisions of SFAS No. 123(R) were applied to all of its share-based compensation awards for the prior year period:

	Three months ended March 31, 2005	Six months ended March 31, 2005
Net earnings, as reported	$910,000	$3,350,000

Add: Share-based employee compensation expense of $1,293,000, less $468,000 of related taxes, included in reported net earnings for the three months ended March 31, 2005 and $2,287,000, less $828,000 of related taxes, for the six months ended March 31, 2005	825,000	1,459,000

Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards of $1,352,000, less $488,000 of related taxes, for the three months ended March 31, 2005 and $2,364,000, less $854,000 of related taxes, for the six months ended March 31, 2005	(864,000)	(1,510,000)

Pro forma net earnings	$871,000	$3,299,000

Basic Earnings Per Share:
As reported	$0.11	$0.41
Pro forma	$0.11	$0.41

Diluted Earnings Per Share:
As reported	$0.11	$0.39
Pro forma	$0.10	$0.38

In December 2004, 210,000 equity-classified option shares were granted at a weighted-average grant-date fair value of $2.18.  The total intrinsic value of equity options exercised during the three and six months ended March 31, 2005 was $326,000 and $1,384,000, respectively; there were no expirations or forfeitures during the respective periods.

In December 2004, Barnwell granted stock options to certain officers/directors of Barnwell to acquire 210,000 shares (split-adjusted) of Barnwell’s common stock under a non-qualified plan at a purchase price of $8.80 per share (market price on date of grant, split-adjusted).  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

During the three months ended March 31, 2005, an officer/director exercised the stock appreciation rights feature of 42,000 shares (split-adjusted) of non-qualified options granted in March

1995 and $463,000, representing the difference between the exercise price and the closing price per share on the day prior to the date of exercise, was paid to this officer/director in cash by Barnwell.

5.                                      CASH AND CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.  Certificates of deposit at March 31, 2006 and September 30, 2005 include certificates of deposit at various financial institutions.  As the original maturities of these certificates of deposit are greater than three months, they are excluded from cash and cash equivalents and are reported separately on the Condensed Consolidated Balance Sheets.

6.                                      INVESTMENT IN LAND

Sales of development rights under option and revenues from the sale of Increment I of leasehold land interests are accounted for under the cost recovery method.  Under the cost recovery method, no operating profit is recognized until cash received exceeds the cost and the estimated future costs related to the development rights or leasehold land interests sold.  Capitalized costs associated with development rights and Increment I of the leasehold land interests were expensed in previous years under the cost recovery method.  Costs incurred for the acquisition and improvement of leasehold land interests not yet sold are included in the Condensed Consolidated Balance Sheets under the caption “Investment in Land.”

In November 2005, Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan, paid Kaupulehu Developments a non-refundable payment of $2,875,000 upon exercising the portion of its development rights option due on December 31, 2005 of $2,656,250 and a $218,750 portion of its development rights option due on December 31, 2006.  Revenue from the development rights sale was reduced by $173,000 of fees related to the sale.  There were no other expenses related to the sale.  Accordingly, this $2,702,000 of option revenue, net of fees, is recorded in the Condensed Consolidated Statement of Operations for the six months ended March 31, 2006 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $13,062,500 as of the date of this filing, comprised of the balance of $2,437,500 due on December 31, 2006 and four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

In February 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC (“WB”), an unrelated entity.  WB is affiliated with WB Kukio Resorts, LLC, the developers of the Kuki’o golf club and residential community located adjacent to the Hualalai Resort at Historic Ka’upulehu.  Under the terms of the Purchase and Sale Agreement, Kaupulehu Developments transferred its leasehold interest in the approximately 870 acres zoned for resort/residential development, in two increments (“Increment I” and “Increment II”), to WB.

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

In January 2006, WB sold the first of the 80 single-family lots under development in Increment I and paid Kaupulehu Developments 9% of the gross proceeds from the sale plus an additional amount to bring the total payment to $2,500,000.  The $2,500,000 represents the minimum Percentage Payments payable under the February 2004 Purchase and Sale Agreement.  Revenue from the minimum Percentage Payments was reduced by $150,000 of fees related to the sale.  There were no other expenses related to the sale.  The $2,350,000 of minimum Percentage Payments revenue, net of fees, is recorded in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2006 as “Sale of interest in leasehold land, net.”  Two additional lots were sold by WB in February 2006.  No additional Percentage Payments were received by Kaupulehu Developments from those lot sales as Percentage Payments owed on the two lot sales were previously paid via the $2,500,000 minimum Percentage Payment received in January 2006.  There is no assurance that any future payments will be received.

With respect to Increment II, Kaupulehu Developments and WB agreed to use diligent efforts to negotiate and attempt to document and enter into an agreement with regards to the ownership and development of Increment II.  As of this filing, discussions between the parties are ongoing but no agreement has yet been reached with WB for the sale and development of Increment II.  There is no assurance that WB will enter into an agreement with Kaupulehu Developments regarding Increment II.

The aforementioned $173,000 in fees ($121,000 net of minority interest) on the $2,875,000 development rights proceeds and the $150,000 in fees ($105,000 net of minority interest) on the $2,500,000 minimum Percentage Payments proceeds were paid in November 2005 and January 2006, respectively, to Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from the sale of real estate interests, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from the sale of real estate interests.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.  Barnwell believes the fees are fair and reasonable compensation for such services.

The interests held by Kaupulehu Developments at March 31, 2006 include the development rights under option; the rights to receive Increment I Percentage Payments; the leasehold land zoned for resort/residential development within Increment II, which is under a right of negotiation with WB; and approximately 1,000 acres of vacant leasehold land zoned conservation.  These interests relate to land located within and adjacent to the Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

7.                                      LONG-TERM DEBT

Barnwell’s credit facility at the Royal Bank of Canada, a Canadian bank, was renewed in May 2006 for $20,000,000 Canadian dollars, approximately US$17,136,000 at March 31, 2006 exchange rates.  Borrowings under this facility were US$11,556,000 at March 31, 2006 and are included in long-term debt.  At March 31, 2006, Barnwell had unused credit available under this facility of approximately US$5,580,000.

The facility is available in U.S. dollars at the London Interbank Offer Rate plus 2%, at U.S. prime plus 1%, or in Canadian dollars at Canadian prime plus 1%.  A standby fee of 0.5% per annum is charged on the unused facility balance.  Under the financing agreement, the facility is reviewed annually, with the next review planned for April 2007.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a 2-year term loan by the bank.  The primary focus of the annual review is on the future cash flows that will be generated by Barnwell’s Canadian oil and natural gas properties.  Additionally, at the next review by the bank the total amount of the credit facility may be adjusted by the bank.  If the facility is converted to a 2-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period — 20% (5% per quarter), and in the second year of the term period — 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan.  The facility is collateralized by Barnwell’s interests in its major oil and natural gas properties and a negative pledge on its remaining oil and natural gas properties.  The facility is guaranteed by Barnwell Industries, Inc. No compensating bank balances are required for this facility.

8.                                      SEGMENT INFORMATION

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

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Revenues:
Oil and natural gas	$9,027,000	$7,392,000	$21,125,000	$15,050,000
Land investment	2,350,000	150,000	5,052,000	2,797,000
Contract drilling	1,825,000	2,272,000	3,648,000	4,377,000
Other	174,000	181,000	403,000	345,000
Total before gain on sale and interest income	13,376,000	9,995,000	30,228,000	22,569,000
Gain on sale of drill rig	—	—	700,000	—
Interest income	91,000	31,000	140,000	54,000
Total revenues	$13,467,000	$10,026,000	$31,068,000	$22,623,000

Depreciation, depletion and amortization:
Oil and natural gas	$2,613,000	$2,020,000	$5,086,000	$4,146,000
Contract drilling	47,000	23,000	91,000	47,000
Other	62,000	55,000	127,000	108,000
Total	$2,722,000	$2,098,000	$5,304,000	$4,301,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$4,433,000	$3,882,000	$12,119,000	$7,764,000
Land investment, net of minority interest	1,836,000	116,000	3,947,000	2,184,000
Contract drilling	457,000	718,000	923,000	1,302,000
Other	112,000	126,000	276,000	237,000
Total	6,838,000	4,842,000	17,265,000	11,487,000

General and administrative expenses, net of minority interest	(2,615,000)	(2,969,000)	(6,290,000)	(5,730,000)
Interest expense	(219,000)	(149,000)	(419,000)	(289,000)
Interest income	91,000	31,000	140,000	54,000
Gain on sale of drill rig	—	—	700,000	—

Earnings before income taxes	$4,095,000	$1,755,000	$11,396,000	$5,522,000

9.                                      INCOME TAXES

The components of the income tax provision for the three and six months ended March 31, 2006 and 2005 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Current	$647,000	$966,000	$3,655,000	$2,487,000
Deferred	25,000	(121,000)	(2,022,000)	(315,000)
	$672,000	$845,000	$1,633,000	$2,172,000

Included in the provisions for income taxes for the three and six months ended March 31, 2006 are the recognition of deferred income tax benefits of $1,960,000 and $4,130,000, respectively, due to a reduction in the valuation allowance for foreign tax credit carryforwards.  The valuation allowance was decreased as it is more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law will exceed taxable income from Canadian operations under Canadian tax law to a degree that will result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes.  This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law.  The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the quarter ended December 31, 2005, and the differences in the tax treatment of such investments between the U.S. and Canada, coupled with Kaupulehu Developments’ January 2006 receipt of $2,500,000 in conjunction with Increment I, caused Barnwell to reassess the ultimate realization of the aforementioned deferred tax assets during the quarter ended December 31, 2005.  During the quarter ended March 31, 2006, Canadian oil and natural gas capital expenditures accelerated further than previously projected and together with Barnwell’s revised estimates based on revised pricing forecasts from Barnwell’s independent petroleum engineers, resulted in an upward revision of the projected Canadian oil and natural gas capital expenditures for the current year and in future years.  This increase resulted in a $1,960,000 upward revision of the estimated amount of foreign tax credit carryforwards that are expected to be realized.  At March 31, 2006, foreign tax credit carryforwards totaled $3,048,000 and expire in fiscal years 2010 through 2013; management estimates that all of the foreign tax credit carryforwards will be utilized before their expiration dates.  There was no reduction in the valuation allowance for foreign tax credit carryforwards in the three and six months ended March 31, 2005.  Barnwell’s estimates of the tax effects of temporary differences under both Canadian tax jurisdiction and U.S. tax jurisdiction that give rise to deferred tax assets and liabilities and estimates of deferred tax asset valuation allowances require subjective assumptions including, among others, estimates of Canadian taxable income, U.S. taxable income and Canadian capital expenditures in the current fiscal year and future years. The effective income tax rates on earnings before income taxes were 16% and 14% for the three and six months ended March 31, 2006, respectively, and reflect the impact of the $1,960,000 and $4,130,000 deferred income tax benefits for the three and six months ended March 31, 2006, respectively, from the abovementioned reductions in the valuation allowance for foreign tax credit carryforwards.  Barnwell expects to record income tax expense during the remainder of fiscal 2006 at approximately 51% of earnings before income taxes.

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

10.                               PENSION PLAN

The following table details the components of net periodic benefit cost for the three and six months ended March 31, 2006 and 2005:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Service cost	$48,000	$34,000	$96,000	$68,000
Interest cost	57,000	48,000	114,000	96,000
Expected return on plan assets	(46,000)	(41,000)	(91,000)	(82,000)
Amortization of prior service cost	1,000	2,000	1,000	3,000
Amortization of net actuarial loss	13,000	6,000	26,000	12,000
Net periodic benefit cost	$73,000	$49,000	$146,000	$97,000

Barnwell did not make contributions to the plan in the three and six months ended March 31, 2006 and 2005.  In April 2006, Barnwell contributed $520,000 to the plan and does not expect to make any additional contributions to the plan for the remainder of fiscal 2006.

11.                               RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principal Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the consolidated financial statements.  Barnwell adopted the provisions of SFAS No. 123(R) effective October 1, 2005, as discussed in Note 4, “Share-Based Payments.”

In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which expressed the SEC staff’s views on SFAS No. 123(R), but did not modify any of SFAS No. 123(R)’s provisions.  Barnwell adopted the provisions of SAB No. 107 in conjunction with the adoption of SFAS No. 123(R) effective October 1, 2005.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  SFAS No. 155 is aimed at improving the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments.  SFAS No. 155 is applicable to new or modified financial instruments in fiscal years beginning after September 15, 2006, though the provisions related to fair value accounting for hybrid financial instruments can also be applied to existing instruments.  Early adoption, as of the beginning of an entity’s fiscal year, is also permitted, provided interim financial statements have not yet been issued.  Adoption of the provisions of SFAS No. 155 is not expected to have a material impact on Barnwell’s financial condition, results of operations, or liquidity.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  SFAS No. 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 i) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; ii) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; iii) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; iv) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and v) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances.  SFAS No. 156 also describes the manner in which it should be initially applied.  Adoption of the provisions of SFAS No. 156 is not expected to have a material impact on Barnwell’s financial condition, results of operations, or liquidity.

12.                               RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated financial statements for the three and six months ended March 31, 2005 to conform to classifications used in the condensed consolidated financial statements for the three and six months ended March 31, 2006.

13.                               SUBSEQUENT EVENT

In April 2006, WB KD Acquisition, LLC, sold two additional lots in Increment I, bringing the total lot sales to five lots out of a total of 80 single-family lots under development in Increment I.  Kaupulehu Developments received $1,160,000 in conjunction with the two lot sales, representing the Percentage Payments on the additional Increment I sales as of the date of this filing in excess of the $2,500,000 minimum Percentage Payment received in January 2006.  The April 2006 receipt brings the total Percentage Payments received as of the date of this filing to $3,660,000.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Barnwell identifies its most critical accounting principles upon which its financial reporting is based as the full cost method of accounting for oil and natural gas properties, the accounting for investment in land, the percentage of completion method of accounting for contract drilling, the valuation of receivables, the asset and liability method of accounting for deferred income taxes, the accounting for share-based compensation, the accounting for Barnwell’s employee pension plan, and the accounting for Barnwell’s asset retirement obligation.  The carrying cost of oil and natural gas properties is subject to a valuation ceiling under the full cost method based on estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers.  Investment in land is subject to a valuation ceiling based on an estimation of the fair value of the property, less costs to sell.  The percentage of completion method of accounting for contract drilling is based on estimates of the total costs to complete each contract.  Receivables are subject to a valuation allowance based on estimates of collectible amounts.  Deferred tax assets are based on estimates of the realizable value of future tax deductions, which utilize estimates and assumptions regarding future levels of taxable income.  Barnwell’s accounting for share-based compensation requires subjective assumptions, including the expected life of options, price volatility of the underlying stock, and expected dividend rates.  Barnwell’s accounting for its employee pension plan is based on estimates and assumptions regarding future investment returns, compensation increases, interest rates, and benefit payments.  Barnwell’s asset retirement obligation calculation is based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  The aforementioned estimates and assumptions are based on values provided by independent petroleum engineers in the case of oil and natural gas reserves, on independent actuaries in the case of net periodic pension benefit cost, or on internal analyses performed by Barnwell’s management.  Barnwell’s estimates of the tax effects of temporary differences under both Canadian tax jurisdiction and U.S. tax jurisdiction that give rise to deferred tax assets and liabilities and estimates of deferred tax asset valuation allowances require subjective assumptions including, among others, estimates of Canadian taxable income, U.S. taxable income and Canadian capital expenditures in the current fiscal year and future years. Changes in estimates and assumptions affecting any of the above could materially affect Barnwell’s reported amounts of assets, liabilities, revenues and expenses.  These accounting policies are detailed in the notes to the consolidated financial statements included in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2005 and in relevant sections in this discussion and analysis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Please see Notes 4, 5, 6, 8 and 10 of the “Notes to the Consolidated Financial Statements” in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2005.  There have been no significant changes in contractual obligations and commercial commitments from September 30, 2005 to March 31, 2006, other than those reported elsewhere in this Form 10-Q.

OVERVIEW

Barnwell is engaged in the following lines of business: 1) oil and natural gas exploration, development, production and sales essentially all in Canada (oil and natural gas segment), 2) investment in leasehold land in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended March 31, 2006, have ranged from a low of $4.08 per thousand cubic feet to a high of $9.76 per thousand cubic feet, and tend to be higher in the winter than in the summer due to increased demand.  Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, within and adjacent to the Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

Kaupulehu Developments’ development rights are under option to a developer and revenues are recognized when options are exercised.  The total amount of remaining future option receipts, if all options are fully exercised, is $13,062,500 as of the date of this filing, comprised of the balance of $2,437,500 due on December 31, 2006 and four payments of $2,656,250 due on each December 31 of years 2007 to 2010.

In February 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC (“WB”), an unrelated entity.  WB is affiliated with WB Kukio Resorts, LLC, the developer of the Kuki’o golf club and residential community located adjacent to the Hualalai Resort at Historic Ka’upulehu.  Under the terms of the Purchase and Sale Agreement, Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments, to WB.  WB agreed to pay Kaupulehu Developments non-refundable monthly interim payments (“Interim Payments”) totaling $900,000 in $50,000 installments beginning in March 2004; Kaupulehu Developments received the final monthly installment of the $900,000 in August 2005.

For the first increment (“Increment I”), Kaupulehu Developments is entitled to future payments from WB based on the following percentages of gross receipts from WB’s sales of single-family residential lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  Minimum amounts of these Percentage Payments are due by certain dates.

For the second increment (“Increment II”), Kaupulehu Developments and WB agreed to use diligent efforts to negotiate, and attempt to document and enter into, prior to the date which is three (3) years following the closing of the sale of the first single-family lot in Increment I, an agreement with regards to the ownership and development of Increment II.  The area in which Kaupulehu Developments’ interests are located has experienced strong demand for premium residential real estate in recent years, however there is no assurance that any future development rights payments or Percentage Payments will be received.

Contract Drilling Segment

Barnwell also drills wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.  Water well drilling and pump installation activity has decreased slightly as compared to the prior year, and management does not expect an increase through the remainder of fiscal 2006.

RESULTS OF OPERATIONS

Summary

For the three months ended March 31, 2006, Barnwell reported net earnings of $3,423,000 as compared to net earnings of $910,000 for the same period in the prior fiscal year.  Net earnings for the three months ended March 31, 2006 increased due to higher prices received by Barnwell for all petroleum products and to the receipt of minimum Percentage Payments from the sale of lots in Increment I.  There were no minimum Percentage Payments received in the comparable period of the prior year.  Also contributing to the increase was the recognition of $1,960,000 of deferred tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards.  There was no reduction in the valuation allowance for foreign tax credit carryforwards in the three months ended March 31, 2005.

For the six months ended March 31, 2006, Barnwell reported net earnings of $9,763,000 as compared to net earnings of $3,350,000 for the same period in the prior fiscal year.  Net earnings for the six months ended March 31, 2006 also increased due to higher prices received by Barnwell for all petroleum products and to the receipt of minimum Percentage Payments from the sale of lots in Increment I.  There were no minimum Percentage Payments received in the six months ended March 31, 2005.  Also contributing to the increase was the recognition of $4,130,000 of deferred tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards.  There was no reduction in the valuation allowance for foreign tax credit carryforwards in the six months ended March 31, 2005.

General

The average exchange rate of the Canadian dollar to the U.S. dollar increased 6% in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, and 5% in the six months ended March 31, 2006 as compared to the six months ended March 31, 2005.  The exchange rate of the Canadian dollar to the U.S. dollar at March 31, 2006 decreased 1% as compared to September 30, 2005.  This increase in the value of the Canadian dollar in U.S. dollars for the three and six months ended March 31, 2006, as compared to the three and six months ended March 31, 2005, increased Barnwell’s reported revenues and expenses, and the decrease in the value of the Canadian dollar in U.S. dollars at March 31, 2006, as compared to September 30, 2005, decreased Barnwell’s reported assets and liabilities.

Oil and Natural Gas

Selected Operating Statistics

The following tables set forth Barnwell’s net production and average price per unit of production for the three and six months ended March 31, 2006 as compared to the same periods in the prior year.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

	SELECTED OPERATING STATISTICS
	Average Price Per Unit
	Three months ended March 31,		Increase
	2006	2005	$	%
Natural Gas (MCF)*	$6.63	$5.41	$1.22	23%
Oil (Bbls)**	$48.67	$43.46	$5.21	12%
Liquids (Bbls)**	$37.13	$29.29	$7.84	27%

	Six months ended March 31,		Increase
	2006	2005	$	%
Natural Gas (MCF)*	$8.19	$5.36	$2.83	53%
Oil (Bbls)**	$50.82	$42.99	$7.83	18%
Liquids (Bbls)**	$39.54	$29.20	$10.34	35%

	Net Production
	Three months ended March 31,		Increase
	2006	2005	Units	%
Natural Gas (MCF)*	896,000	877,000	19,000	2%
Oil (Bbls)**	36,000	35,000	1,000	3%
Liquids (Bbls)**	30,000	28,000	2,000	7%

	Six months ended March 31,		Increase (Decrease)
	2006	2005	Units	%
Natural Gas (MCF)*	1,788,000	1,817,000	(29,000)	(2)%
Oil (Bbls)**	72,000	73,000	(1,000)	(1)%
Liquids (Bbls)**	61,000	57,000	4,000	7%

*MCF = 1,000 cubic feet

**Bbls = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $1,635,000 (22%) and $6,075,000 (40%) for the three and six months ended March 31, 2006, respectively, as compared to the same periods in the prior year.  Oil and natural gas revenues increased due to increases in prices for all petroleum products for the three and six months ended March 31, 2006.  Also contributing to the increase in revenues for the three months ended March 31, 2006 was a 2% increase in net gas production due to production from the Dunvegan area and new wells in the Bonanza and Boundary Lake areas of Alberta, Canada, and a 3% increase in net oil production due to production from new wells in the Progress and Wood River areas of Alberta, Canada.  For the six months ended March 31, 2006, net natural gas liquids production increased 7%, partially offset by a 2% decrease in net natural gas production and a 1% decrease in net oil production.  In both the three and six months ended March 31, 2006, net natural gas production was negatively impacted by an increase in natural gas royalty rates as a result of higher royalty gas reference prices and reduced operating and capital cost allowances; gross natural gas production, before royalty share of production, increased 6% and 2% for the three and six months ended March 31, 2006, respectively.  All of the net natural gas liquids production increase was in the Dunvegan area, which represents 85% and 86% of the natural gas liquids production for the three and six months ended March 31, 2006, respectively.

The majority of Barnwell’s oil and natural gas revenues are generated from the sale of natural gas.  Natural gas spot prices have decreased since March 31, 2006 and in early May 2006 were approximately $5.25 per thousand cubic feet.  If natural gas prices experience any sustained decline, Barnwell’s oil and natural gas revenues will be negatively impacted.

Oil and natural gas operating expenses increased $491,000 (33%) for the three months ended March 31, 2006 and $780,000 (25%) for the six months ended March 31, 2006, as compared to the same periods in the prior year.  Operating expenses increased due to higher fuel, utilities and oilfield services costs for the three and six months ended March 31, 2006 at all properties, and higher repairs and maintenance costs at older properties.  Oil and natural gas operating expenses also increased due to an increase in the average exchange rate of the Canadian dollar to the U.S. dollar of 6% for the three months ended March 31, 2006, and 5% for the six months ended March 31, 2006, as compared to the same periods in the prior year.

Sale of Interest in Leasehold Land, Sale of Development Rights, and Minority Interest in Earnings

In January 2006, WB KD Acquisition, LLC (“WB”), an unrelated entity, sold the first of the 80 single-family lots under development in Increment I and paid Kaupulehu Developments 9% of the gross proceeds from the sale plus an additional amount to bring the total payment to $2,500,000.  The $2,500,000 represents the minimum Percentage Payments payable as specified in the February 2004 Purchase and Sale Agreement.  Revenue from the minimum Percentage Payments was reduced by $150,000 of fees related to the sale.  There were no other expenses related to the sale.  The $2,350,000 of minimum Percentage Payments revenue, net of fees, is recorded in the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2006 as “Sale of interest in leasehold land, net.”  Two additional lots were sold by WB in February 2006.  No additional Percentage Payments were received by Kaupulehu Developments from those lot sales as Percentage Payments owed on the two lot sales were previously paid via the $2,500,000 minimum Percentage Payment received in January 2006.  There is no assurance that any future payments will be received.  Revenues from the sale of interest in leasehold land totaled $150,000 and $300,000 for the three and six months ended March 31, 2005 and was comprised of Interim Payments from WB.  There were no minimum Percentage Payments received from WB in the three and six months ended March 31, 2005.

The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity that is an affiliate of Kajima Corporation of Japan.  In November

2005, Kaupulehu Makai Venture paid Kaupulehu Developments a non-refundable payment of $2,875,000 upon exercising its development rights option due on December 31, 2005 of $2,656,250 and a $218,750 portion of its development rights option due on December 31, 2006.  In December 2004, Kaupulehu Makai Venture exercised the portion of its development rights option that was to expire on December 31, 2004 and paid Kaupulehu Developments $2,656,250.  Revenues from these option exercises in November 2005 and December 2004 were reduced by $173,000 and $159,000, respectively, of fees related to the sale, resulting in net revenues of $2,702,000 and $2,497,000, respectively, and operating profits, after minority interest, of $2,111,000 and $1,950,000, respectively.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years as Barnwell accounts for sales of development rights under option by use of the cost recovery method, therefore there were no other expenses related to the sale.  The $2,702,000 and $2,497,000 of option revenues are recorded in the Condensed Consolidated Statements of Operations for the six months ended March 31, 2006 and 2005, respectively, as “Sale of development rights, net.”  There were no sales of development rights in the three months ended March 31, 2006 and 2005.  The total amount of remaining future option receipts, if all options are fully exercised, is $13,062,500 as of the date of this filing, comprised of the balance of $2,437,500 due on December 31, 2006 and four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

Contract Drilling

Contract drilling revenues and costs decreased $447,000 (20%) and $210,000 (14%), respectively, for the three months ended March 31, 2006, as compared to the same period in the prior year, due to a decrease in the values and margins of contracts performed in the current year period.  The contract drilling segment generated a $457,000 operating profit before general and administrative expenses in the three months ended March 31, 2006, a decrease of $261,000 as compared to a $718,000 operating profit before general and administrative expenses in the same period of the prior year.

Contract drilling revenues and costs decreased $729,000 (17%) and $394,000 (13%), respectively, for the six months ended March 31, 2006, as compared to the same period in the prior year, due to a minor decrease in well drilling work coupled with a decrease in the values and margins of contracts performed in the current year period.  The contract drilling segment generated a $923,000 operating profit before general and administrative expenses in the six months ended March 31, 2006, a decrease of $379,000 as compared to a $1,302,000 operating profit before general and administrative expenses for the six months ended March 31, 2005.

Contract drilling revenues and costs are not seasonal in nature but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.  Management estimates that contract drilling operating profit during the remainder of fiscal 2006 will be comparable to the second half of fiscal 2005.

Gain on Sale of Drill Rig

Barnwell sold a drill rig in December 2005 for $712,000, net of costs associated with the sale, and recognized a gain of $700,000; there was no such sale in the three months ended March 31, 2006 or in the three and six months ended March 31, 2005.  The drill rig was identical to one of Barnwell’s other drill rigs and was originally purchased to drill geothermal wells.  The sale brings Barnwell’s drilling rig count to four rigs.

Gas Processing and Other

Gas processing and other income increased $53,000 (25%) and $144,000 (36%) for the three and six months ended March 31, 2006, respectively, as compared to the same periods in the prior year.  The increases were primarily due to an increase in interest income received from certificates of deposit and other investments of $60,000 and $86,000 during the three and six months ended March 31, 2006, respectively, gains on sale of other assets of $17,000 and $73,000 during the three and six months ended March 31, 2006, respectively, and a $15,000 increase in gas processing revenues during the six months ended March 31, 2006.  The increases for the three and six months ended March 31, 2006 were partially offset by a $22,000 decrease in gas processing revenues and a $30,000 decrease in other income, respectively.

General and Administrative Expenses

General and administrative expenses decreased $369,000 (12%) and increased $533,000 (9%) for the three and six months ended March 31, 2006, respectively, as compared to the same periods in the prior year.  The changes were primarily due to $1,369,000 and $863,000 decreases in incentive compensation costs for the three and six months ended March 31, 2006, respectively, as a result of a decrease in Barnwell’s stock price.  These decreases were partially offset by i) increased personnel costs of $587,000 and $989,000, respectively; ii) increased professional services as a result of increased costs of regulatory compliance of $78,000 and $101,000, respectively; iii) decreased oil and natural gas joint venture administrative expense reimbursements of $307,000 and $170,000, respectively; and iv) increased insurance expense of $34,000 and $45,000, respectively, for three and six months ended March 31, 2006.

General and administrative expenses include fees paid to Nearco, Inc., an entity controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments, for consulting services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco, Inc. totaled $17,000 and $43,000 in the three and six months ended March 31, 2006, respectively, and $69,000 and $148,000 in the three and six months ended March 31, 2005, respectively.  Barnwell believes the fees are fair and reasonable compensation for such services.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization increased $624,000 (30%) for the three months ended March 31, 2006, as compared to the same period in the prior year, due primarily to an increase in the depletion rate from $1.62 per MCF equivalent to $2.04 per MCF equivalent (where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents) and a 3% increase in production, in MCF equivalents.

Depletion, depreciation and amortization increased $1,003,000 (23%) for the six months ended March 31, 2006, as compared to the same period in the prior year, due primarily to an increase in the depletion rate from $1.61 per MCF equivalent to $1.99 per MCF equivalent (where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents).

The higher depletion rates in both periods are due to increases in Barnwell’s costs of finding and developing proven reserves, and development costs that are incurred to maintain or increase rates of production from reserves found in previous years.  Additionally, a portion of the increases in the depletion rates per MCF equivalent for both periods were due to 6% and 5% increases in the average exchange rate of the Canadian dollar to the U.S. dollar for the three and six months ended March 31, 2006, respectively.  Barnwell’s cost of finding and developing proven reserves has increased as a result of the cost of oil and natural gas exploration and development having increased along with product prices, the drilling of unsuccessful wells, and as a portion of recent oil and natural gas capital expenditures were for the development of existing reserves.

Interest Expense

Interest expense increased $70,000 (47%) and $130,000 (45%) for the three and six months ended March 31, 2006, respectively, as compared to the same periods in the prior year.  The increases were primarily due to higher average interest rates and, to a lesser degree, higher average loan balances as compared to the same periods in the prior year.

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income Taxes

Included in the provisions for income taxes for the three and six months ended March 31, 2006 are the recognition of deferred income tax benefits of $1,960,000 and $4,130,000, respectively, due to a reduction in the valuation allowance for foreign tax credit carryforwards.  The valuation allowance was decreased as it is more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law will exceed taxable income from Canadian operations under Canadian tax law to a degree that will result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes.  This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law.  The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the quarter ended December 31, 2005, and the differences in the tax treatment of such investments between the U.S. and Canada, coupled with Kaupulehu Developments’ January 2006 receipt of $2,500,000 in conjunction with Increment I, caused Barnwell to reassess the ultimate realization of the aforementioned deferred tax assets during the quarter ended December 31, 2005.  During the quarter ended March 31, 2006, Canadian oil and natural gas capital expenditures accelerated further than previously projected and together with Barnwell’s revised estimates based on revised pricing forecasts from Barnwell’s independent petroleum engineers, resulted in an upward revision of the projected Canadian oil and natural gas capital expenditures for the current year and in future years.  This increase resulted in a $1,960,000 upward revision of the estimated amount of foreign tax credit carryforwards that are expected to be realized.  At March 31, 2006, foreign tax credit carryforwards totaled $3,048,000 and expire in fiscal years 2010 through 2013; management estimates that all of the foreign tax credit carryforwards will be utilized before their expiration dates.  There was no reduction in the valuation allowance for foreign tax credit carryforwards in the three and six months ended March 31, 2005.  Barnwell’s estimates of the tax effects of temporary differences under both Canadian tax jurisdiction and U.S. tax jurisdiction that give rise to deferred tax assets and liabilities and estimates of deferred tax asset valuation allowances require subjective assumptions including, among others, estimates of Canadian taxable income, U.S. taxable income and Canadian capital expenditures in the current fiscal year and future years. The effective income tax rates on earnings before income taxes were 16% and 14% for the three and six months ended March 31, 2006, respectively, and reflect the impact of the $1,960,000 and $4,130,000 deferred income tax benefits for the three and six months ended March 31, 2006, respectively, from the abovementioned reductions in the valuation allowance for foreign tax credit carryforwards.  Barnwell expects to record income tax expense during the remainder of fiscal 2006 at approximately 51% of earnings before income taxes.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 6% and 5% in the three and six months ended March 31, 2006, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 1% at March 31, 2006, as compared to September 30, 2005, and remained essentially unchanged at March 31, 2006 as compared to December 31, 2005.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2006 was $23,000, a $698,000 decrease from other comprehensive loss due to foreign currency translation adjustments of $721,000 for the same period in the prior year.  Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2006 was $89,000 as compared to other comprehensive income of $713,000 in the same period of the prior year.

Foreign currency transaction gains and losses were not material in the three and six months ended March 31, 2006 and 2005 and are reflected in general and administrative expenses.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Share-Based Compensation

In accordance with the provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 123(R), “Share-Based Payment,” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” Barnwell began recognizing share-based compensation expense in the Condensed Consolidated Statement of Operations in the three months ended December 31, 2005.  The fair value of options was determined utilizing a closed-form model.  Option pricing models require the input of subjective assumptions, including the expected life of the option or stock appreciation right and the price volatility of the underlying stock.  Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules.  Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.  Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.  Total share-based compensation for all awards was a $231,000 benefit for the three months ended March 31, 2006 and a $1,252,000 expense for the six months ended March 31, 2006.  These amounts are reflected as “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  If actual results or future changes in estimates differ significantly from current estimates, share-based compensation could increase or decrease.  For further discussion of share-based compensation, refer to Note 4, “Share-Based Payments” in the Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations totaled $11,809,000 for the six months ended March 31, 2006, a $3,008,000 (34%) increase from cash flows provided by operations of $8,801,000 for the same period in the prior year.  This increase was due primarily to an increase in operating profit generated by Barnwell’s oil and natural gas segment and fluctuations in current assets and liabilities.

Net cash used in investing activities increased $1,307,000 to $8,109,000 during the six months ended March 31, 2006, as compared to $6,802,000 during the same period of the prior year.  Barnwell invested $8,333,000 and $14,861,000, respectively, in oil and natural gas properties in Canada during the three and six months ended March 31, 2006, respectively, as compared to $4,463,000 and $8,834,000 during the same periods of the prior year, representing increases of $3,870,000 (87%) and $6,027,000 (68%) in the three and six months ended March 31, 2006 as compared to the three and six months ended March 31, 2005, respectively.  Cash inflows from investing activities increased during the six months ended March 31, 2006, as compared to the same period in the prior year, as $2,350,000 of proceeds, net of expenses, were received from WB for WB’s Lot 4A Increment I sales; there were no such proceeds received in the six months ended March 31, 2005.  Barnwell also received $2,702,000 of proceeds, net of expenses, from the sale of development rights in the six months ended March 31, 2006, as compared to $2,497,000 of proceeds, net of expenses, received during the six months ended March 31, 2005.  Investing cash flows for the current year period also include $1,000,000 of proceeds from the maturity of certificates of deposit in the six months ended March 31, 2006, as compared to net investments in certificates of deposit of $512,000 in the same period of the prior year, $712,000 of proceeds, net of associated costs, from the sale of a drill rig, and $221,000 related to gas over bitumen royalty adjustments received during the six months ended March 31, 2006; there were no such fixed asset sales or bitumen royalty proceeds received in the six months ended March 31, 2005.

During the three months ended March 31, 2006, Barnwell participated in the drilling of nine gross wells (2.8 net wells) in Canada, as compared to the 26 gross wells (4.2 net wells) drilled during the three months ended March 31, 2005.  Of these nine gross wells, one gross gas well (0.7 net well) and two gross oil wells (0.2 net wells) are currently considered to be successful and six gross wells (1.9 net wells) are potential wells in various stages of evaluation.  All nine wells were drilled in

Alberta, Canada, and Barnwell’s average working interest in these wells is 31%.  Barnwell initiated five (2.4 net wells) of the nine gross wells drilled during the three months ended March 31, 2006.  During the six months ended March 31, 2006, Barnwell participated in the drilling of a total of 25 gross wells (8.5 net wells) of which 21 gross wells (7.2 net wells) appear to be successful or are currently being evaluated, three gross wells (0.9 net wells) were not successful, and one gross well (0.4 net well) is not likely to be commercial at this time.  The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Management estimates that oil and natural gas capital expenditures for fiscal 2006 will range from $21,500,000 to $22,500,000.

Cash flows used in financing activities totaled $1,538,000 for the six months ended March 31, 2006, a $747,000 increase from $791,000 of cash used in financing activities in the same period of the prior year.  This increase was primarily due to $926,000 of distributions made to minority interest partners in the six months ended March 31, 2006, as compared to $513,000 of distributions in the same period of the prior year.  Additionally, Barnwell paid $612,000 in dividends during the six months ended March 31, 2006, as compared to $475,000 in the prior year comparable period.  Barnwell also received $197,000 in proceeds from the exercise of stock options during the six months ended March 31, 2005; there were no proceeds from the exercise of stock options during the six months ended March 31, 2006.

On October 17, 2005, Barnwell declared a three-for-one stock split in the form of a stock dividend.  The new shares were distributed on November 14, 2005 to all shareholders of record as of October 28, 2005.

On December 9, 2005, Barnwell declared a cash dividend of $0.025 per share payable January 4, 2006 to stockholders of record on December 20, 2005.

On February 14, 2006, Barnwell declared a cash dividend of $0.05 per share payable March 15, 2006 to stockholders of record on March 1, 2006.

The Royal Bank of Canada has renewed Barnwell’s credit facility through April 2007 at $20,000,000 Canadian dollars, or approximately US$17,136,000 at March 31, 2006.  All other terms of the credit facility remained unchanged upon renewal.

At March 31, 2006, Barnwell had $8,432,000 in cash, cash equivalents and certificates of deposit, and approximately $5,580,000 of available credit under its credit facility with a Canadian bank.

Barnwell believes its future cash flows from operations, land segment sales, and available credit will be sufficient to fund its estimated capital expenditures for at least the next twelve months, meet currently required repayments on its long-term debt, and settle incentive compensation liabilities in cash if necessary.  However, if oil and natural gas production remains at or declines from current levels or oil and natural gas prices decline from current levels, cash flows generated by operations may not be sufficient to fund Barnwell’s current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.

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

SUBSEQUENT EVENT

In April 2006, WB KD Acquisition, LLC, sold two additional lots in Increment I, bringing the total lot sales to five lots out of a total of 80 single-family lots under development in Increment I.  Kaupulehu Developments received $1,160,000 in conjunction with the two lot sales, representing the Percentage Payments on the additional Increment I sales as of the date of this filing in excess of the $2,500,000 minimum Percentage Payment received in January 2006.  The April 2006 receipt brings the total Percentage Payments received as of the date of this filing to $3,660,000.

Item 3.                                     Quantitative and Qualitative Disclosures About Market Risk

Barnwell has not entered into any transactions utilizing derivative financial instruments or derivative commodity instruments and believes that its exposure to market risk associated with other financial instruments is not material.

Item 4.                                     Controls and Procedures

As of March 31, 2006, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2006, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II.                         OTHER INFORMATION

Item 4.                                     Submission of Matters to a Vote of Security Holders

(a) The 2006 Annual Meeting of Stockholders of the registrant was held on March 6, 2006.

(b) At the 2006 Annual Meeting the following were elected as directors:

Director	For	Withheld
Morton H. Kinzler	7,458,145	95,555
Alan D. Hunter	7,543,472	10,228
Erik Hazelhoff-Roelfzema	7,543,254	10,446
Martin Anderson	7,543,272	10,428
Murray C. Gardner	7,543,272	10,428
Alexander C. Kinzler	7,493,510	60,190
Terry Johnston	7,448,685	105,015
Russell M. Gifford	7,458,345	95,355
Diane G. Kranz	7,505,907	47,793
Kevin K. Takata	7,543,472	10,228
Ahron H. Haspel	7,507,089	46,611

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: May 12, 2006	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary