Form 10-Q
period 2006-06-30
BARNWELL INDUSTRIES INC
filed 2006-08-14
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of August 11, 2006 there were 8,169,060 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART 1.         FINANCIAL INFORMATION

Item 1.            Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2006	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,807,000	$5,492,000
Certificates of deposit	400,000	1,700,000
Accounts receivable, net	6,744,000	8,279,000
Deferred income taxes	5,056,000	3,030,000
Other current assets	2,897,000	1,582,000
TOTAL CURRENT ASSETS	25,904,000	20,083,000

INVESTMENT IN LAND	50,000	3,033,000

PROPERTY AND EQUIPMENT	161,903,000	135,029,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(84,093,000)	(73,168,000)
PROPERTY AND EQUIPMENT, NET	77,810,000	61,861,000

TOTAL ASSETS	$103,764,000	$84,977,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,664,000	$5,653,000
Accrued capital expenditures	4,332,000	4,462,000
Accrued stock appreciation rights	5,438,000	4,371,000
Income taxes payable	808,000	—
Other current liabilities	9,261,000	6,797,000
TOTAL CURRENT LIABILITIES	24,503,000	21,283,000

LONG-TERM DEBT	11,736,000	11,576,000

ASSET RETIREMENT OBLIGATION	3,305,000	2,845,000

DEFERRED INCOME TAXES	14,978,000	12,935,000

MINORITY INTEREST	3,000	312,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 a share: Authorized, 20,000,000 shares; 8,169,060 issued and outstanding	4,085,000	4,085,000
Additional paid-in capital	113,000	—
Retained earnings	42,091,000	30,317,000
Accumulated other comprehensive income, net	2,950,000	1,624,000
TOTAL STOCKHOLDERS’ EQUITY	49,239,000	36,026,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,764,000	$84,977,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Revenues:
Oil and natural gas	$8,577,000	$7,933,000	$29,702,000	$22,983,000
Contract drilling	1,039,000	1,640,000	4,687,000	6,017,000
Sale of interest in leasehold land, net	7,287,000	150,000	9,637,000	450,000
Sale of development rights, net	—	—	2,702,000	2,497,000
Gain on sale of drill rig	—	—	700,000	—
Gas processing and other	244,000	177,000	787,000	576,000

	17,147,000	9,900,000	48,215,000	32,523,000
Costs and expenses:
Oil and natural gas operating	1,968,000	1,888,000	5,888,000	5,028,000
Contract drilling operating	926,000	1,342,000	3,560,000	4,370,000
General and administrative	4,085,000	2,978,000	10,488,000	8,848,000
Depreciation, depletion and amortization	3,029,000	2,176,000	8,333,000	6,477,000
Interest expense	219,000	153,000	638,000	442,000
Minority interest in earnings (losses)	1,794,000	(25,000)	2,786,000	448,000

	12,021,000	8,512,000	31,693,000	25,613,000

Earnings before income taxes	5,126,000	1,388,000	16,522,000	6,910,000

Income tax provision	2,094,000	514,000	3,727,000	2,686,000

NET EARNINGS	$3,032,000	$874,000	$12,795,000	$4,224,000

BASIC EARNINGS PER COMMON SHARE	$0.37	$0.11	$1.57	$0.52

DILUTED EARNINGS PER COMMON SHARE	$0.35	$0.10	$1.47	$0.49

Weighted average common shares outstanding:
Basic	8,169,060	8,169,060	8,169,060	8,146,962
Diluted	8,738,768	8,680,835	8,720,846	8,615,316

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$12,795,000	$4,224,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	8,333,000	6,477,000
Minority interest in earnings	2,786,000	448,000
Non-cash share-based compensation expense	1,017,000	3,098,000
Accretion of asset retirement obligation	138,000	86,000
Asset retirement obligation payments	(38,000)	—
Gain on sale of drill rig	(700,000)	—
Deferred income taxes	(881,000)	(374,000)
Sale of development rights, net	(2,702,000)	(2,497,000)
Sale of interest in leasehold land, net	(9,637,000)	(450,000)
Increase from changes in current assets and liabilities	1,878,000	934,000

Net cash provided by operating activities	12,989,000	11,946,000

Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net	12,620,000	450,000
Proceeds from sale of development rights, net	2,702,000	2,497,000
Proceeds from matured certificates of deposit	1,300,000	1,587,000
Proceeds from sale of drill rig	712,000	—
Proceeds from gas over bitumen royalty adjustments	301,000	—
Investment in certificates of deposit	—	(1,900,000)
Capital expenditures - oil and gas	(21,058,000)	(11,654,000)
Capital expenditures - all others	(320,000)	(479,000)

Net cash used in investing activities	(3,743,000)	(9,499,000)

Cash flows from financing activities:
Distributions to minority interest partners	(3,095,000)	(513,000)
Payment of dividends	(1,021,000)	(639,000)
Proceeds from exercise of stock options	—	197,000

Net cash used in financing activities	(4,116,000)	(955,000)

Effect of exchange rate changes on cash and cash equivalents	185,000	28,000

Net increase in cash and cash equivalents	5,315,000	1,520,000
Cash and cash equivalents at beginning of period	5,492,000	4,497,000

Cash and cash equivalents at end of period	$10,807,000	$6,017,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$638,000	$411,000
Income taxes	$4,294,000	$3,530,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

Three months ended June 30, 2006 and 2005

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

At March 31, 2005	8,169,060	$4,085,000	$—		$27,967,000	$882,000	$—	$32,934,000

Dividends declared, $0.02 per share					(164,000)			(164,000)

Comprehensive income:
Net earnings				$874,000	874,000			874,000
Other comprehensive loss, net of income taxes – foreign currency translation adjustments				(220,000)		(220,000)		(220,000)
Total comprehensive income				$654,000

At June 30, 2005	8,169,060	$4,085,000	$—		$28,677,000	$662,000	$—	$33,424,000

At March 31, 2006	8,169,060	$4,085,000	$82,000		$39,468,000	$1,535,000	$—	$45,170,000

Share-based compensation costs			31,000					31,000

Dividends declared, $0.05 per share					(409,000)			(409,000)

Comprehensive income:
Net earnings				$3,032,000	3,032,000			3,032,000
Other comprehensive income – foreign currency translation adjustments, net of $558,000 of taxes				1,415,000		1,415,000		1,415,000
Total comprehensive income				$4,447,000

At June 30, 2006	8,169,060	$4,085,000	$113,000		$42,091,000	$2,950,000	$—	$49,239,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

Nine months ended June 30, 2006 and 2005

(Unaudited)

	Shares	Common Stock	Additional Paid-In Capital	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity

At September 30, 2004	7,992,060	$3,996,000	$—		$24,984,000	$169,000	$—	$29,149,000

Exercise of stock options, 177,000 shares net of 30,000 shares tendered and placed in treasury	177,000	89,000	345,000				(237,000)	197,000

Effect of stock dividends issued to effect stock splits			(345,000)		108,000		237,000	—

Dividends declared, $0.08 per share					(639,000)			(639,000)

Comprehensive income:
Net earnings				$4,224,000	4,224,000			4,224,000
Other comprehensive income, net of income taxes – foreign currency translation adjustments				493,000		493,000		493,000
Total comprehensive income				$4,717,000

At June 30, 2005	8,169,060	$4,085,000	$—		$28,677,000	$662,000	$—	$33,424,000

At September 30, 2005	8,169,060	$4,085,000	$—		$30,317,000	$1,624,000	$—	$36,026,000

Share-based compensation costs			113,000					113,000

Dividends declared, $0.125 per share					(1,021,000)			(1,021,000)

Comprehensive income:
Net earnings				$12,795,000	12,795,000			12,795,000
Other comprehensive income – foreign currency translation adjustments, net of $476,000 of taxes				1,326,000		1,326,000		1,326,000
Total comprehensive income				$14,121,000

At June 30, 2006	8,169,060	$4,085,000	$113,000		$42,091,000	$2,950,000	$—	$49,239,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.                                      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Condensed Consolidated Balance Sheet as of June 30, 2006, the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2006 and 2005, the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2006 and 2005, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and nine months ended June 30, 2006 and 2005 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as “Barnwell”) and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2006 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2005 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2005 annual report on Form 10-KSB.  The results of operations for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding was 8,169,060 for the three and nine months ended June 30, 2006, and 8,169,060 and 8,146,962 for the three and nine months ended June 30, 2005, respectively.

Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and securities that are convertible to common shares.  The weighted-average number of common shares and dilutive potential common shares outstanding was 8,738,768 and 8,720,846 for the three and nine months ended June 30, 2006, respectively, and 8,680,835 and 8,615,316 for the three and nine months ended June 30, 2005, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and nine months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30, 2006
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$3,032,000	8,169,060	$0.37

Effect of dilutive securities - common stock options	—	569,708

Diluted earnings per share	$3,032,000	8,738,768	$0.35

	Nine months ended June 30, 2006
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$12,795,000	8,169,060	$1.57

Effect of dilutive securities - common stock options	—	551,786

Diluted earnings per share	$12,795,000	8,720,846	$1.47

	Three months ended June 30, 2005
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$874,000	8,169,060	$0.11

Effect of dilutive securities - common stock options	—	511,775

Diluted earnings per share	$874,000	8,680,835	$0.10

	Nine months ended June 30, 2005
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$4,224,000	8,146,962	$0.52

Effect of dilutive securities - common stock options	—	468,354

Diluted earnings per share	$4,224,000	8,615,316	$0.49

4.                                      SHARE-BASED PAYMENTS

Barnwell has outstanding stock options issued to certain employees under both a qualified plan approved by shareholders (the 1998 Stock Option Plan) and non-qualified plans.  The qualified options were granted with an exercise price equal to the market price of Barnwell’s stock on the date of grant (110% of market price at date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates).  The qualified plan permits the grant of share options to employees for up to 780,000 shares of common stock.  A total of 774,000 share options have been granted under this plan, leaving 6,000 option shares available for grant under the qualified plan at June 30, 2006.  The non-qualified options were granted with an exercise price equal to the market price of Barnwell’s stock on the date of grant, vest annually over five years of continuous service, and expire ten years from the date of grant.  The non-qualified options have stock appreciation rights features that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  Barnwell currently has a policy of issuing new shares to satisfy share option exercises under the qualified plan and under the non-qualified plans when the optionee requests shares.

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

Under SFAS No. 123(R), share-based compensation cost is measured at fair value.  Barnwell utilized a closed-form valuation model to determine the fair value of each option award.  Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options.  The expected terms of the options are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior.  The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.  Share-based compensation expense recognized in earnings for the three and nine months ended June 30, 2006 and 2005 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

Equity-classified Awards:

Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.  Total share-based compensation expense for equity-classified awards vested in the three and nine months ended June 30, 2006 was $31,000 and $113,000, respectively.  There was no impact on income taxes as the expense relates to qualified options.  There were no qualified option grants, exercises, expirations, or forfeitures in the three and nine months ended June 30, 2006.  There was no share-based compensation expense for equity-classified awards vested in the three and nine months ended June 30, 2005.

A summary of equity-classified share options as of the beginning and end of the nine months ended June 30, 2006 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2005	456,000	$5.32
Outstanding at June 30, 2006	456,000	$5.32	4.1	$8,509,000
Exercisable at June 30, 2006	298,500	$3.25	3.7	$6,186,000

Liability-classified Awards:

The following assumptions were used in estimating fair value for all liability-classified share options previously granted prior to October 1, 2005 and outstanding during the three and nine months ended June 30, 2006:

Expected volatility range	28.0% to 41.0%
Weighted-average volatility	34.5%
Expected dividends	0.8%
Expected term (in years)	1.0 to 6.0
Risk-free rate	5.1% to 5.2%
Expected forfeitures	None

Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.  Total share-based compensation expense for liability-classified awards was $223,000 and $1,393,000 for the three and nine months ended June 30, 2006, respectively.  The related income tax benefits were $79,000 and $430,000 for the three and nine months ended June 30, 2006, respectively.  Included in share-based compensation expense for liability-classified awards for the three and nine months ended June 30, 2006 was $221,000 and $769,000, respectively, of compensation expense related to shares that vested during each respective period.  Also included in share-based compensation expense during the three and nine months ended June 30, 2006 was $2,000 and $624,000, respectively, of compensation expense due to remeasurement at June 30, 2006 of the fair value of previously vested shares.

During the nine months ended June 30, 2006, an officer/director exercised the stock appreciation rights feature of 30,000 shares of non-qualified options and $489,000, representing the difference between the exercise price and the closing price per share on the day prior to the date of exercise, was paid to this officer/director in cash by Barnwell.  The actual tax benefit realized for the tax deduction of this exercise was $166,000 for the nine months ended June 30, 2006.  There were no other liability-classified share option grants, exercises, expirations, or forfeitures in the three and nine months ended June 30, 2006.

A summary of liability-classified share options as of the beginning and end of the three and nine months ended June 30, 2006 is presented below:

Three months ended June 30, 2006
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at April 1, 2006	360,000	$5.70
Outstanding at June 30, 2006	360,000	$5.70	5.2	$6,580,000

Exercisable at June 30, 2006	192,000	$2.99	2.3	$4,030,000

Nine months ended June 30, 2006
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2005	390,000	$5.94
Exercised	(30,000)	$8.80
Outstanding at June 30, 2006	360,000	$5.70	5.2	$6,580,000

Exercisable at June 30, 2006	192,000	$2.99	2.3	$4,030,000

As of June 30, 2006, there was $1,517,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over a weighted-average period of 3.0 years.  Total share-based compensation expense related to the vesting of awards in the three and nine months ended June 30, 2006 was $252,000 and $882,000, respectively.  Total share-based compensation expense for all awards, including the impact of changes in fair values for liability-classified awards, was $254,000 and $1,506,000 for the three and nine months ended June 30, 2006, respectively.  The income tax benefit on total compensation expense for all awards was $79,000 and $430,000 for the three and nine months ended June 30, 2006, respectively.

Barnwell adopted SFAS No. 123(R) using the modified prospective method.  Under this transition method, compensation cost recognized in the three and nine months ended June 30, 2006 includes the cost for equity-classified share options vested during the period and all vested liability-classified share-based awards granted prior to October 1, 2005, as determined under the provisions of SFAS No. 123(R).  Share-based compensation costs for the three and nine months ended June 30, 2006 are reported in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  The cumulative effect, net of income taxes, of the impact of adoption of SFAS No. 123(R) on liability-classified awards was not material to the condensed consolidated financial statements.  Results for prior periods have not been restated.

The following table illustrates the effect on net earnings and earnings per share as if the fair-value recognition provisions of SFAS No. 123 were applied to all of its share-based compensation awards for the prior year periods:

	Three months ended	Nine months ended
	June 30, 2005	June 30, 2005
Net earnings, as reported	$874,000	$4,224,000

Add: Share-based employee compensation expense of $1,274,000, less $457,000 of related taxes, included in reported net earnings for the three months ended June 30, 2005 and $3,561,000, less $1,285,000 of related taxes, for the nine months ended June 30, 2005	817,000	2,276,000

Deduct: Total share-based employee compensation expense determined under the fair value based method for all awards of $1,334,000, less $478,000 of related taxes, for the three months ended June 30, 2005 and $3,698,000, less $1,332,000 of related taxes, for the nine months ended June 30, 2005	(856,000)	(2,366,000)

Pro forma net earnings	$835,000	$4,134,000

Basic Earnings Per Share:
As reported	$0.11	$0.52
Pro forma	$0.10	$0.51

Diluted Earnings Per Share:
As reported	$0.10	$0.49
Pro forma	$0.10	$0.48

In December 2004, 210,000 equity-classified option shares were granted at a weighted-average grant-date fair value of $2.18.  The total intrinsic value of equity options exercised during the nine months ended June 30, 2005 was $1,384,000; there were no options exercised during the three months ended June 30, 2005 and no expirations or forfeitures during the three or nine months ended June 30, 2005.

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

During the nine months ended June 30, 2005, an officer/director exercised the stock appreciation rights feature of 42,000 shares (split-adjusted) of non-qualified options granted in March 1995 and $463,000, representing the difference between the exercise price and the closing price per share on the day prior to the date of exercise, was paid to this officer/director in cash by Barnwell.  There were no options exercised during the three months ended June 30, 2005.

5.                                      CASH AND CASH EQUIVALENTS AND CERTIFICATES OF DEPOSIT

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.  Certificates of deposit at June 30, 2006 and September 30, 2005 include certificates of deposit at various financial institutions.  As the original maturities of these certificates of deposit are greater than three months, they are excluded from cash and cash equivalents and are reported separately on the Condensed Consolidated Balance Sheets.

6.                                      INVESTMENT IN LAND

Sales of development rights under option and revenues from the sale of Increment I and Increment II of leasehold land interests are accounted for pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.” SFAS No. 66 provides specific sales recognition criteria to determine when land sale revenue can be recorded.  Capitalized costs associated with development rights and Increment I of the leasehold land interests were expensed in previous years.  Capitalized costs associated with Increment II of the leasehold land interests were expensed during the three and nine months ended June 30, 2006.  Costs incurred for the acquisition and improvement of leasehold land interests not yet sold are included in the Condensed Consolidated Balance Sheets under the caption “Investment in Land.”

In November 2005, Kaupulehu Makai Venture, an unrelated entity, paid Kaupulehu Developments a non-refundable payment of $2,875,000 upon exercising the portion of its development rights option due on December 31, 2005 of $2,656,250 and a $218,750 portion of its development rights option due on December 31, 2006.  Revenue from the development rights sale was reduced by $173,000 of fees related to the sale.  There were no other expenses related to the sale.  Accordingly, this $2,702,000 of option revenue, net of fees, is recorded in the Condensed Consolidated Statement of Operations for the nine months ended June 30, 2006 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $13,062,500 as of the date of this filing, comprised of the balance of $2,437,500 due on December 31, 2006 and four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

In February 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC (“WB”), an unrelated entity.  WB is affiliated with Westbrook Partners, the developers of the Kuki’o Resort located adjacent to the Hualalai Resort at Historic Ka’upulehu.  Under the terms of the Purchase and Sale Agreement, Kaupulehu Developments transferred its leasehold interest in the approximately 870 acres zoned for resort/residential development, in two increments (“Increment I” and “Increment II”), to WB.

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

In January 2006, WB sold the first of the 80 single-family lots under development in Increment I and paid Kaupulehu Developments 9% of the gross proceeds from the sale plus an additional amount to bring the total payment to $2,500,000.  The $2,500,000 represents the minimum Percentage Payments payable under the February 2004 Purchase and Sale Agreement.  Two additional lots were sold by WB in February 2006.  No additional Percentage Payments were received by Kaupulehu Developments from those lot sales as Percentage Payments owed on the two lot sales were previously paid via the $2,500,000 minimum Percentage Payment received in January 2006.  In April 2006, WB sold two additional lots, bringing the total lot sales to five lots out of a total of 80 single-family lots under development in Increment I.  Kaupulehu Developments received $1,160,000 in conjunction with these two lot sales, representing the Percentage Payments on the additional Increment I sales in excess of the $2,500,000 minimum Percentage Payment received in January 2006.  The April 2006 receipt brings the total Percentage Payments received to $3,660,000 for the nine months ended June 30, 2006.  Revenue from the Percentage Payments for the three and nine months ended June 30, 2006 was reduced by $70,000 and $220,000, respectively, of fees related to the sales.  There were no other expenses related to the sales.  Accordingly, the $1,090,000 and $3,440,000 of Percentage Payments revenue, net of fees, is recorded in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2006, respectively, as “Sale of interest in leasehold land, net.”  There is no assurance that any future payments will be received.

With respect to Increment II, Kaupulehu Developments entered into an Agreement (“Increment II Agreement”) with WB and WB KD Acquisition II, LLC (“WBKD”) on June 6, 2006, by which Kaupulehu Developments sold its interest in the remainder of the approximately 870 acres to WBKD.  There is no affiliation between Kaupulehu Developments and WB or WBKD.  WB and WBKD are both affiliates of Westbrook Partners, developers of the Kuki’o Resort.  Increment II of the approximately 870-acre property is zoned for single-family and multi-family residential units and a golf course and clubhouse.  Pursuant to the Increment II Agreement, Kaupulehu Developments received a non-refundable $10,000,000 payment (“Increment II Closing Payment”) and is entitled to receive a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  The revenue from the $10,000,000 Increment II Closing Payment was reduced by $600,000 of fees related to the sale, $220,000 in other costs related to the sale, and approximately $2,983,000 of previously capitalized costs relating to Increment II.  The $6,197,000 of net revenue from the Increment II Closing Payment is recorded in the Condensed Consolidated Statements of Operations as “Sale of interest in leasehold land, net” for the three and nine months ended June 30, 2006.  There is no assurance that any future payments will be received.

In addition, under the terms of the Increment II Agreement, WBKD has the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C, which is comprised of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Increment II.  This right expires in June 2009 or, if WBKD completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C zoning, in June 2012.

The aforementioned $173,000 in fees ($121,000 net of minority interest) on the $2,875,000 development rights proceeds and the $820,000 in fees ($575,000 net of minority interest) on the Percentage Payments and Increment II Closing Payment proceeds were paid in the nine months ended June 30, 2006 to Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from the sale of real estate interests, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from the sale of real estate interests.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.  Barnwell believes the fees are fair and reasonable compensation for such services.

The interests held by Kaupulehu Developments at June 30, 2006 include the development rights under option; the rights to receive Increment I Percentage Payments; the rights to receive Increment II Percentage Payments; and approximately 1,000 acres of vacant leasehold land zoned conservation, which is under a right of negotiation with WB.  These interests relate to land located within and adjacent to the Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

7.                                      LONG-TERM DEBT

Barnwell’s credit facility at the Royal Bank of Canada, a Canadian bank, was renewed in May 2006 for $20,000,000 Canadian dollars, or approximately US$17,938,000 at June 30, 2006 exchange rates.  Borrowings under this facility were US$11,736,000 at June 30, 2006 and are included in long-term debt.  At June 30, 2006, Barnwell had unused credit available under this facility of approximately US$6,202,000.

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

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Revenues:
Oil and natural gas	$8,577,000	$7,933,000	$29,702,000	$22,983,000
Land investment	7,287,000	150,000	12,339,000	2,947,000
Contract drilling	1,039,000	1,640,000	4,687,000	6,017,000
Other	151,000	145,000	554,000	490,000
Total before gain on sale and interest income	17,054,000	9,868,000	47,282,000	32,437,000
Gain on sale of drill rig	—	—	700,000	—
Interest income	93,000	32,000	233,000	86,000
Total revenues	$17,147,000	$9,900,000	$48,215,000	$32,523,000

Depreciation, depletion and amortization:
Oil and natural gas	$2,915,000	$2,088,000	$8,001,000	$6,234,000
Contract drilling	50,000	34,000	141,000	81,000
Other	64,000	54,000	191,000	162,000
Total	$3,029,000	$2,176,000	$8,333,000	$6,477,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$3,694,000	$3,957,000	$15,813,000	$11,721,000
Land investment, net of minority interest	5,473,000	116,000	9,420,000	2,300,000
Contract drilling	63,000	264,000	986,000	1,566,000
Other	87,000	91,000	363,000	328,000
Total	9,317,000	4,428,000	26,582,000	15,915,000

General and administrative expenses, net of minority interest	(4,065,000)	(2,919,000)	(10,355,000)	(8,649,000)
Interest expense	(219,000)	(153,000)	(638,000)	(442,000)
Interest income	93,000	32,000	233,000	86,000
Gain on sale of drill rig	—	—	700,000	—

Earnings before income taxes	$5,126,000	$1,388,000	$16,522,000	$6,910,000

9.                                      INCOME TAXES

The components of the income tax provision for the three and nine months ended June 30, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Current	$953,000	$573,000	$4,608,000	$3,060,000
Deferred	1,141,000	(59,000)	(881,000)	(374,000)
	$2,094,000	$514,000	$3,727,000	$2,686,000

On May 24, 2006, a bill reducing the Province of Alberta’s corporate tax rate from 11.5% to 10.0% effective April 1, 2006 received Royal Assent and was passed into law.  On June 22, 2006, Royal Assent was received on a bill passed by the Parliament of Canada which reduces the federal corporate income tax rate to 19% from 21% by 2010 starting January 1, 2008.  The federal corporate surtax will also be eliminated effective January 1, 2008.  Accordingly, during the three and nine months ended June 30, 2006, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,094,000 as a result of these reductions in Canadian tax rates.  There was no benefit attributable to changes in Canada’s federal or Alberta’s provincial corporate tax rates in the three and nine months ended June 30, 2005.

Also included in the provision for income taxes for the nine months ended June 30, 2006 is the recognition of a deferred income tax benefit of $4,130,000 due to a reduction in the valuation allowance for foreign tax credit carryforwards.  The valuation allowance was decreased as it is more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law will exceed taxable income from Canadian operations under Canadian tax law to a degree that will result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes.  This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law.  The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the quarter ended December 31, 2005, and the differences in the tax treatment of such investments between the U.S. and Canada, coupled with Kaupulehu Developments’ January 2006 receipt of $2,500,000 in conjunction with Increment I, caused Barnwell to reassess the ultimate realization of the aforementioned deferred tax assets during the quarter ended December 31, 2005.  During the quarter ended March 31, 2006, Canadian oil and natural gas capital expenditures accelerated further than previously projected and together with Barnwell’s revised estimates based on revised pricing forecasts from Barnwell’s independent petroleum engineers, resulted in an upward revision of the projected Canadian oil and natural gas capital expenditures for the current year and in future years.  There was no reduction in the valuation allowance for foreign tax credit carryforwards in the three and nine months ended June 30, 2005.  Barnwell’s estimates of the tax effects of temporary differences under both Canadian tax jurisdiction and U.S. tax jurisdiction that give rise to deferred tax assets and liabilities and estimates of deferred tax asset valuation allowances require subjective assumptions including, among others, estimates of Canadian taxable income, U.S. taxable income and Canadian capital expenditures in the current fiscal year and future years.

The provision for income taxes for the three and nine months ended June 30, 2006 also included $538,000 of deferred income tax expense related to an increase in the valuation allowance for stock appreciation rights.  During the three months ended June 30, 2006, the portion of stock appreciation rights projected to be exercised in stock was increased based on initial discussions with the holder of those rights, which expire in June 2008.  The holder has the option to exercise the stock appreciation rights in stock or in cash.  As the payment of stock appreciation rights in shares of Barnwell’s stock is not deductible for Canadian income tax purposes, the related valuation allowance was increased accordingly.  Changes in the valuation allowance may occur in the future depending upon how the holder exercises the stock appreciation rights.  There were no changes to the valuation allowance for stock appreciation rights due to projected methods of exercise in the three and nine months ended June 30, 2005.

The effective income tax rate on earnings before income taxes was 41% for the three months ended June 30, 2006 and reflects the impact of the $1,094,000 deferred income tax benefit from the abovementioned reductions in Canadian tax rates, partially offset by $538,000 of deferred tax expense related to an increase in the valuation allowance for stock appreciation rights.  The effective income tax rate on earnings before income taxes was 23% for the nine months ended June 30, 2006 and reflects the impacts of the $4,130,000 deferred income tax benefit from reductions in the valuation allowance for foreign tax credit carryforwards and the $1,094,000 deferred income tax benefit from reductions in Canadian tax rates, partially offset by $538,000 of deferred tax expense related to an increase in the valuation allowance for stock appreciation rights.  Barnwell expects to record income tax expense in the fourth quarter of fiscal 2006 at approximately 51% of earnings before income taxes.

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

10.                               PENSION PLAN

The following table details the components of net periodic benefit cost for the three and nine months ended June 30, 2006 and 2005:

	Three months ended		Nine months ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$48,000	$34,000	$144,000	$102,000
Interest cost	57,000	48,000	171,000	144,000
Expected return on plan assets	(45,000)	(41,000)	(136,000)	(123,000)
Amortization of prior service cost	—	1,000	1,000	4,000
Amortization of net actuarial loss	13,000	6,000	39,000	18,000
Net periodic benefit cost	$73,000	$48,000	$219,000	$145,000

Barnwell contributed $1,050,000 to the plan in the nine months ended June 30, 2006 and does not expect to make any additional contributions to the plan for the remainder of fiscal 2006.

11.                               RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Correction — a replacement of APB Opinion No. 20 and FASB Statement No. 3.”  This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  Accounting Principal Board (“APB”) No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Barnwell’s management is currently evaluating the effect of these provisions on Barnwell’s results of operations, financial condition and liquidity.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund contributions and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to APB Opinion No. 22, “Disclosure of Accounting Policies.”  If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed.  The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006.  Barnwell’s management is currently evaluating the effect of these provisions on Barnwell’s results of operations, financial condition and liquidity.

12.                               RECLASSIFICATIONS

Certain reclassifications have been made to the condensed consolidated financial statements for the three and nine months ended June 30, 2005 to conform to classifications used in the condensed consolidated financial statements for the three and nine months ended June 30, 2006.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Barnwell identifies its most critical accounting principles upon which its financial reporting is based as the full cost method of accounting for oil and natural gas properties, the accounting for investment in land, the percentage of completion method of accounting for contract drilling, the valuation of receivables, the asset and liability method of accounting for deferred income taxes, the accounting for share-based compensation, the accounting for Barnwell’s employee pension plan, and the accounting for Barnwell’s asset retirement obligation.  The carrying cost of oil and natural gas properties is subject to a valuation ceiling under the full cost method based on estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers.  Investment in land is recorded at the lower of cost or estimated fair value of the property less costs to sell.  The percentage of completion method of accounting for contract drilling is based on estimates of the total costs to complete each contract.  Receivables are subject to a valuation allowance based on estimates of collectible amounts.  Deferred tax assets are based on estimates of the realizable value of future tax deductions, which utilize estimates and assumptions regarding future levels of taxable income.  Barnwell’s accounting for share-based compensation requires subjective assumptions, including the expected life of options or stock appreciation rights, price volatility of the underlying stock, and expected dividend rates.  Barnwell’s accounting for its employee pension plan is based on estimates and assumptions regarding future investment returns, compensation increases, interest rates, and benefit payments.  Barnwell’s asset retirement obligation calculation is based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  The aforementioned estimates and assumptions are based on values provided by independent petroleum engineers in the case of oil and natural gas reserves, on independent actuaries in the case of net periodic pension benefit cost, or on internal analyses performed by Barnwell’s management.  Barnwell’s estimates of the tax effects of temporary differences under both Canadian tax jurisdiction and U.S. tax jurisdiction that give rise to deferred tax assets and liabilities and estimates of deferred tax asset valuation allowances require subjective assumptions including, among others, estimates of Canadian taxable income, U.S. taxable income and Canadian capital expenditures in the current fiscal year and future years.  Changes in estimates and assumptions affecting any of the above could materially affect Barnwell’s reported amounts of assets, liabilities, revenues and expenses.  These accounting policies are detailed in the notes to the consolidated financial statements included in

Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2005 and in relevant sections in this discussion and analysis.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Please see Notes 4, 5, 6, 8 and 10 of the “Notes to the Consolidated Financial Statements” in Barnwell’s annual report on Form 10-KSB for the year ended September 30, 2005.  There have been no significant changes in contractual obligations and commercial commitments from September 30, 2005 to June 30, 2006, other than those reported elsewhere in this Form 10-Q.

OVERVIEW

Barnwell is engaged in the following lines of business: 1) oil and natural gas exploration, development, production and sales essentially all in Canada (oil and natural gas segment), 2) investment in leasehold land in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended June 30, 2006, have ranged from a low of $4.08 per thousand cubic feet to a high of $9.76 per thousand cubic feet, and tend to be higher in the winter than in the summer due to increased demand.  Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

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

In February 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC (“WB”), an unrelated entity.  WB is affiliated with Westbrook Partners, the developer of the Kuki’o Resort located adjacent to the Hualalai Resort at Historic Ka’upulehu.  Under the terms of the Purchase and Sale Agreement, Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments, to WB.  WB agreed to pay Kaupulehu Developments non-refundable monthly interim payments (“Interim Payments”) totaling $900,000 in $50,000 installments beginning in March 2004; Kaupulehu Developments received the final monthly installment of the $900,000 in August 2005.

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

In June 2006, Kaupulehu Developments entered into an Agreement with WB and WB KD Acquisition II, LLC (“WBKD”) by which Kaupulehu Developments sold its interest in the second increment (“Increment II”), representing the remainder of the approximately 870 acres to WBKD.  Pursuant to the Agreement, Kaupulehu Developments received a non-refundable $10,000,000 Closing Payment and is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.

WBKD has the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C, which is comprised of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Increment II.  This right expires in June 2009 or, if WBKD completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C zoning, in June 2012.

The area in which Kaupulehu Developments’ interests are located has experienced strong demand for premium residential real estate in recent years, however there is no assurance that any future development rights payments or Percentage Payments will be received.

Contract Drilling Segment

Barnwell also drills wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.  Water well drilling and pump installation activity has decreased as compared to the prior year, and management does not expect an increase through the remainder of fiscal 2006.

RESULTS OF OPERATIONS

Summary

For the three months ended June 30, 2006, Barnwell reported net earnings of $3,032,000 as compared to net earnings of $874,000 for the same period in the prior fiscal year.  Net earnings for the three months ended June 30, 2006 increased due to receipt of a Closing Payment from the sale of Increment II of Kaupulehu Developments’ leasehold land interests and the receipt of Percentage Payments from the sale of lots in Increment I of Kaupulehu Developments’ leasehold land interests.  There were no Closing or Percentage Payments received in the comparable period of the prior year.  Also contributing to the increase was the recognition of $1,094,000 of deferred tax benefits due to a reduction of Canadian income tax rates.  There was no reduction of Canadian income tax rates in the three months ended June 30, 2005.

For the nine months ended June 30, 2006, Barnwell reported net earnings of $12,795,000 as compared to net earnings of $4,224,000 for the same period in the prior fiscal year.  Net earnings for the nine months ended June 30, 2006 increased due to receipt of a Closing Payment from the sale of Increment II of Kaupulehu Developments’ leasehold land interests, higher prices received by Barnwell for all petroleum products, and the receipt of Percentage Payments from the sale of lots in Increment I of the leasehold land interest previously held by Kaupulehu Developments.  There were no Closing or Percentage Payments received in the nine months ended June 30, 2005.  Also contributing to the increase was the recognition of $4,130,000 of deferred tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards and $1,094,000 of deferred tax benefits due to a reduction of Canadian income tax rates.  There was no reduction in the valuation allowance for foreign tax credit carryforwards or reduction in Canadian tax rates in the nine months ended June 30, 2005.

General

The average exchange rate of the Canadian dollar to the U.S. dollar increased 11% in the three months ended June 30, 2006 as compared to the three months ended June 30, 2005, and 7% in the nine months ended June 30, 2006 as compared to the nine months ended June 30, 2005.  The exchange rate of the Canadian dollar to the U.S. dollar at June 30, 2006 increased 4% as compared to September 30, 2005 and 5% as compared to March 31, 2006.  This increase in the value of the Canadian dollar in U.S. dollars increased Barnwell’s reported revenues and expenses and assets and liabilities.

Oil and Natural Gas

Selected Operating Statistics

The following tables set forth Barnwell’s average price per unit of production and net production volume for the three and nine months ended June 30, 2006 as compared to the same periods in the prior year.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

	SELECTED OPERATING STATISTICS
	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2006	2005	$	%
Natural Gas (MCF)*	$5.30	$5.78	$(0.48)	(8)%
Oil (Bbls)**	$62.35	$46.79	$15.56	33%
Liquids (Bbls)**	$40.57	$32.93	$7.64	23%

	Nine months ended
	June 30,		Increase
	2006	2005	$	%
Natural Gas (MCF)*	$7.20	$5.50	$1.70	31%
Oil (Bbls)**	$54.73	$44.20	$10.53	24%
Liquids (Bbls)**	$39.86	$30.39	$9.47	31%

	Net Production
	Three months ended
	June 30,		Increase
	2006	2005	Units	%
Natural Gas (MCF)*	931,000	915,000	16,000	2%
Oil (Bbls)**	37,000	34,000	3,000	9%
Liquids (Bbls)**	28,000	27,000	1,000	4%

	Nine months ended		Increase
	June 30,		(Decrease)
	2006	2005	Units	%
Natural Gas (MCF)*	2,719,000	2,732,000	(13,000)	0%
Oil (Bbls)**	109,000	107,000	2,000	2%
Liquids (Bbls)**	89,000	84,000	5,000	6%

*MCF = 1,000 cubic feet

**Bbls = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $644,000 (8%) for the three months ended June 30, 2006, as compared to the same period in the prior year, due to increases in the prices of both oil and natural gas liquids and increases in production of all petroleum products, partially offset by a decrease in the price for natural gas.

Oil and natural gas revenues increased $6,719,000 (29%) for the nine months ended June 30, 2006, as compared to the same period in the prior year, primarily due to increases in prices for all petroleum products.  Also contributing to the increase in revenues for the nine months ended June 30, 2006 was a 2% increase in net oil production and a 6% increase in net natural gas liquids production which was largely offset by a 0.5% decline in natural gas production.

The majority of Barnwell’s oil and natural gas revenues are generated from the sale of natural gas.  Natural gas spot prices have decreased in the three months ended June 30, 2006 over the same period ended June 30, 2005.  If natural gas prices experience a sustained decline, Barnwell’s oil and natural gas revenues will be negatively impacted.

Oil and natural gas operating expenses increased $80,000 (4%) for the three months ended June 30, 2006 and $860,000 (17%) for the nine months ended June 30, 2006, as compared to the same periods in the prior year.  Operating expenses for the nine months ended June 30, 2006 increased due to higher fuel, utilities and oilfield services costs at all properties, and higher repairs and maintenance costs at older properties.  Oil and natural gas operating expenses also increased due to an increase in the average exchange rate of the Canadian dollar to the U.S. dollar of 7% for the nine months ended June 30, 2006, as compared to the same period in the prior year.

Sale of Interest in Leasehold Land, Sale of Development Rights, and Minority Interest in Earnings

In January 2006, WB KD Acquisition, LLC (“WB”), an unrelated entity, sold the first of the 80 single-family lots under development in Increment I and paid Kaupulehu Developments 9% of the gross proceeds from the sale plus an additional amount to bring the total payment to $2,500,000.  The $2,500,000 represents the minimum Percentage Payments payable under the February 2004 Purchase and Sale Agreement.  Two additional lots were sold by WB in February 2006.  No additional Percentage Payments were received by Kaupulehu Developments from those lot sales as Percentage Payments owed on the two lot sales were previously paid via the $2,500,000 minimum Percentage Payment received in January 2006.  In April 2006, WB sold two additional lots, bringing the total lot sales to five lots out of a total of 80 single-family lots under development in Increment I.  Kaupulehu Developments received $1,160,000 in conjunction with these two lot sales, representing the Percentage Payments on the additional Increment I sales in excess of the $2,500,000 minimum Percentage Payment received in January 2006.  The April 2006 receipt brings the total Percentage Payments received to $3,660,000 for the nine months ended June 30, 2006.  Revenue from the Percentage Payments for the three and nine months ended June 30, 2006 was reduced by $70,000 and $220,000, respectively, of fees related to the sales.  There were no other expenses related to the sales.  Accordingly, the $1,090,000 and $3,440,000 of Percentage Payments revenue, net of fees, is recorded in the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2006, respectively, as “Sale of interest in leasehold land, net.”  There is no assurance that any future payments will be received.  Revenues from the sale of interest in leasehold land totaled $150,000 and $450,000 for the three and nine months ended June 30, 2005 and was comprised of Interim Payments from WB.  There were no Increment I Percentage Payments received from WB in the three and nine months ended June 30, 2005.

With respect to Increment II, Kaupulehu Developments entered into an Agreement (“Increment II Agreement”) with WB and WB KD Acquisition II, LLC (“WBKD”) on June 6, 2006, by which Kaupulehu Developments sold its interest in the remainder of the approximately 870 acres to WBKD.  There is no affiliation between Kaupulehu Developments and WB or WBKD.  WB and WBKD are both affiliates of Westbrook Partners, developers of the Kuki’o Resort.  Increment II of the approximately 870-acre property is zoned for single-family and multi-family residential units and a golf course and clubhouse.  Pursuant to the Increment II Agreement, Kaupulehu Developments received a non-refundable $10,000,000 payment (“Increment II Closing Payment”) and is entitled to receive a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  The revenue from the $10,000,000 Increment II Closing Payment was reduced by $600,000 of fees related to the sale, $220,000 in other costs related to the sale, and approximately $2,983,000 of previously capitalized costs relating to Increment II.  The $6,197,000 of net revenue from the Increment II Closing Payment is recorded in the Condensed Consolidated Statements of Operations as “Sale of interest in leasehold land, net” for the three and nine months ended June 30, 2006.  There is no assurance that any future payments will be received.  There were no sales proceeds related to Increment II in the three and nine months ended June 30, 2005.

In addition, under the terms of the Increment II Agreement, WBKD has the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C, which is comprised of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Increment II.  This right expires in June 2009 or, if WBKD completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C zoning, in June 2012.

The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Kaupulehu Makai Venture, an unrelated entity.  In November 2005, Kaupulehu Makai Venture paid Kaupulehu Developments a non-refundable payment of $2,875,000 upon exercising its development rights option due on December 31, 2005 of $2,656,250 and a $218,750 portion of its development rights option due on December 31, 2006.  In December 2004, Kaupulehu Makai Venture exercised the portion of its development rights option that was to expire on December 31, 2004 and paid Kaupulehu Developments $2,656,250.  Revenues from these option exercises in November 2005 and December 2004 were reduced by $173,000 and $159,000, respectively, of fees related to the sale, resulting in net revenues of $2,702,000 and $2,497,000, respectively, and operating profits, after minority interest, of $2,111,000 and $1,950,000, respectively.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The $2,702,000 and $2,497,000 of option revenues are recorded in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2006 and 2005, respectively, as “Sale of development rights, net.”  There were no sales of development rights in the three months ended June 30, 2006 and 2005.  The total amount of remaining future option receipts, if all options are fully exercised, is $13,062,500 as of the date of this filing, comprised of the balance of $2,437,500 due on December 31, 2006 and four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

Contract Drilling

Contract drilling revenues and costs decreased $601,000 (37%) and $416,000 (31%), respectively, for the three months ended June 30, 2006, as compared to the same period in the prior year, due to decreased activity in the current year period.  The contract drilling segment generated a $63,000 operating profit before general and administrative expenses in the three months ended June 30, 2006, a decrease of $201,000 as compared to a $264,000 operating profit before general and administrative expenses in the same period of the prior year.

Contract drilling revenues and costs decreased $1,330,000 (22%) and $810,000 (19%), respectively, for the nine months ended June 30, 2006, as compared to the same period in the prior year, due to a decrease in well drilling work coupled with a decrease in the values and margins of contracts performed in the current year period.  The contract drilling segment generated a $986,000 operating profit before general and administrative expenses in the nine months ended June 30, 2006, a decrease of $580,000 as compared to a $1,566,000 operating profit before general and administrative expenses for the nine months ended June 30, 2005.

Contract drilling revenues and costs are not seasonal in nature but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

Gain on Sale of Drill Rig

Barnwell sold a drill rig in December 2005 for $712,000, net of costs associated with the sale, and recognized a gain of $700,000; there was no such sale in the three months ended June 30, 2006 or in the three and nine months ended June 30, 2005.  The drill rig was identical to one of Barnwell’s other drill rigs and was originally purchased to drill geothermal wells.  The sale brings Barnwell’s drilling rig count to four rigs.

Gas Processing and Other

Gas processing and other income increased $67,000 (38%) and $211,000 (37%) for the three and nine months ended June 30, 2006, respectively, as compared to the same periods in the prior year.  The increases were primarily due to increases in interest income received from certificates of deposit and other investments of $61,000 and $147,000 during the three and nine months ended June 30, 2006, respectively, gains on sales of other assets of $17,000 and $73,000 during the three and nine months ended June 30, 2006, respectively, and increases in gas processing revenues of $5,000 and $20,000 during the three and nine months ended June 30, 2006, respectively.

General and Administrative Expenses

General and administrative expenses increased $1,107,000 (37%) and $1,640,000 (19%) for the three and nine months ended June 30, 2006, respectively, as compared to the same periods in the prior year.  The increases were primarily due to i) increased personnel costs of $861,000 and $1,850,000, respectively; ii) increased professional services of $959,000 and $1,134,000, respectively, primarily due to costs associated with Sarbanes-Oxley Act of 2002 regulatory compliance efforts; and iii) decreased administrative expense reimbursements from oil and natural gas joint venture partners of $249,000 and $418,000, respectively, for the three and nine months ended June 30, 2006.  These increases were partially offset by decreases of $895,000 and $1,758,000, respectively, in incentive compensation costs for the three and nine months ended June 30, 2006, as a result of a decrease in Barnwell’s stock price.

General and administrative expenses include fees paid to Nearco, Inc., an entity controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 21.8% owner of Kaupulehu Developments, for consulting services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco, Inc. totaled $17,000 and $59,000 in the three and nine months ended June 30, 2006, respectively, and $69,000 and $217,000 in the three and nine months ended June 30, 2005, respectively.  Barnwell believes the fees are fair and reasonable compensation for such services.

Depletion, Depreciation and Amortization

Depletion, depreciation and amortization increased $853,000 (39%) for the three months ended June 30, 2006, as compared to the same period in the prior year, due primarily to a 36% increase in the depletion rate from $1.65 per MCF equivalent to $2.24 per MCF equivalent (where one barrel of oil and natural gas liquids is converted to 5.8 MCF equivalents) and a 3% increase in production, in MCF equivalents.

Depletion, depreciation and amortization increased $1,856,000 (29%) for the nine months ended June 30, 2006, as compared to the same period in the prior year, due primarily to a 28% increase in the depletion rate from $1.62 per MCF equivalent to $2.07 per MCF equivalent (where one barrel of oil and natural gas liquids is converted to 5.8 MCF equivalents).

The higher depletion rates in both periods are due to increases in Barnwell’s costs of finding and developing proven reserves, and development costs that are incurred to maintain or increase rates of production from reserves found in previous years.  Additionally, a portion of the increases in the depletion rates per MCF equivalent for both periods were due to 11% and 7% increases in the average exchange rate of the Canadian dollar to the U.S. dollar for the three and nine months ended June 30, 2006, respectively.  Barnwell’s cost of finding and developing proven reserves has increased as a result of the cost of oil and natural gas exploration and development having increased along with product prices, the drilling of unsuccessful wells, and as a portion of recent oil and natural gas capital expenditures were for the development of existing reserves.

Interest Expense

Interest expense increased $66,000 (43%) and $196,000 (44%) for the three and nine months ended June 30, 2006, respectively, as compared to the same periods in the prior year.  The increases were primarily due to higher average interest rates and, to a lesser degree, higher average loan balances as compared to the same periods in the prior year.

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income Taxes

On May 24, 2006, a bill reducing the Province of Alberta’s corporate tax rate from 11.5% to 10.0% effective April 1, 2006 received Royal Assent and was passed into law.  On June 22, 2006, Royal Assent was received on a bill passed by the Parliament of Canada which reduces the federal corporate income tax rate to 19% from 21% by 2010 starting January 1, 2008.  The federal corporate surtax will also be eliminated effective January 1, 2008.  Accordingly, during the three and nine months ended June 30, 2006, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,094,000 as a result of these reductions in Canadian tax rates.  There was no benefit attributable to changes in Canada’s federal or Alberta’s provincial corporate tax rates in the three and nine months ended June 30, 2005.

Also included in the provision for income taxes for the nine months ended June 30, 2006 is the recognition of a deferred income tax benefit of $4,130,000 due to a reduction in the valuation allowance for foreign tax credit carryforwards.  The valuation allowance was decreased as it is more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law will exceed taxable income from Canadian operations under Canadian tax law to a degree that will result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes.  This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law.  The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the quarter ended December 31, 2005, and the differences in the tax treatment of such investments between the U.S. and Canada, coupled with Kaupulehu Developments’ January 2006 receipt of $2,500,000 in conjunction with Increment I, caused Barnwell to reassess the ultimate realization of the aforementioned deferred tax assets during the quarter ended December 31, 2005.  During the quarter ended March 31, 2006, Canadian oil and natural gas capital expenditures accelerated further than previously projected and together with Barnwell’s revised estimates based on revised pricing forecasts from Barnwell’s independent petroleum engineers, resulted in an upward revision of the projected Canadian oil and natural gas capital expenditures for the current year and in future years.  There was no reduction in the valuation allowance for foreign tax credit carryforwards in the three and nine months ended June 30, 2005.  Barnwell’s estimates of the tax effects of temporary differences under both Canadian tax jurisdiction and U.S. tax jurisdiction that give rise to deferred tax assets and liabilities and estimates of deferred tax asset valuation allowances require subjective assumptions including, among others, estimates of Canadian taxable income, U.S. taxable income and Canadian capital expenditures in the current fiscal year and future years.

The provision for income taxes for the three and nine months ended June 30, 2006 also included $538,000 of deferred income tax expense related to an increase in the valuation allowance for stock appreciation rights.  During the three months ended June 30, 2006, the portion of stock appreciation rights projected to be exercised in stock was increased based on initial discussions with the holder of those rights, which expire in June 2008.  The holder has the option to exercise the stock appreciation rights in stock or in cash.  As the payment of stock appreciation rights in shares of Barnwell’s stock is not deductible for Canadian income tax purposes, the related valuation allowance was increased accordingly.  Changes in the valuation allowance may occur in the future depending upon how the holder exercises the stock appreciation rights.  There were no changes to the valuation allowance for stock appreciation rights due to projected methods of exercise in the three and nine months ended June 30, 2005.

The effective income tax rate on earnings before income taxes was 41% for the three months ended June 30, 2006 and reflects the impact of the $1,094,000 deferred income tax benefit from the abovementioned reductions in Canadian tax rates, partially offset by $538,000 of deferred tax expense related to an increase in the valuation allowance for stock appreciation rights.  The effective income tax rate on earnings before income taxes was 23% for the nine months ended June 30, 2006 and reflects the impacts of the $4,130,000 deferred income tax benefit from reductions in the valuation allowance for foreign tax credit carryforwards and the $1,094,000 deferred income tax benefit from reductions in Canadian tax rates, partially offset by $538,000 of deferred tax expense related to an increase in the valuation allowance for stock appreciation rights.  Barnwell expects to record income tax expense in the fourth quarter of fiscal 2006 at approximately 51% of earnings before income taxes.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 11% and 7% in the three and nine months ended June 30, 2006, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 4% and 5% at June 30, 2006, as compared to September 30, 2005 and March 31, 2006, respectively.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2006 was $1,415,000, a $1,635,000 increase from other comprehensive loss due to foreign currency translation adjustments of $220,000 for the same period in the prior year.  Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2006 was $1,326,000, an increase of $833,000 as compared to other comprehensive income of $493,000 in the same period of the prior year.

Foreign currency transaction gains and losses were not material in the three and nine months ended June 30, 2006 and 2005 and are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Share-Based Compensation

In accordance with the provisions of Financial Accounting Standards Board Statement (“SFAS”) No. 123(R), “Share-Based Payment,” and Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” Barnwell began recognizing share-based compensation expense in the Condensed Consolidated Statement of Operations in the three months ended December 31, 2005.  The fair value of options was determined utilizing a closed-form model.  Option pricing models require the input of subjective assumptions, including the expected life of the options or stock appreciation rights, price volatility of the underlying stock, and expected dividend rates.  Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules.  Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.  Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.  Total share-based compensation expense for all awards was $254,000 and $1,506,000 for the three months and nine months ended June 30, 2006, respectively.  These amounts are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  If actual results or future changes in estimates differ significantly from current estimates, share-based compensation could increase or decrease.  For further discussion of share-based compensation, refer to Note 4, “Share-Based Payments” in the Notes to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations totaled $12,989,000 for the nine months ended June 30, 2006, a $1,043,000 (9%) increase from cash flows provided by operations of $11,946,000 for the same period in the prior year.  This increase was due primarily to an increase in operating profit generated by Barnwell’s oil and natural gas segment.  The increase is also attributable to fluctuations in current assets and liabilities.

Net cash used in investing activities decreased $5,756,000 to $3,743,000 during the nine months ended June 30, 2006, as compared to $9,499,000 during the same period of the prior year.  Barnwell invested $6,197,000 and $21,058,000, respectively, in oil and natural gas properties in Canada during the three and nine months ended June 30, 2006, respectively, as compared to $2,820,000 and $11,654,000 during the same periods of the prior year, representing increases of $3,377,000 (120%) and $9,404,000 (81%) in the three and nine months ended June 30, 2006 as compared to the three and nine months ended June 30, 2005, respectively.  Cash inflows from investing activities increased during the nine months ended June 30, 2006, as compared to the same period in the prior year, due primarily to Kaupulehu Developments’ sale of its interest in Increment II, which generated $9,180,000 of proceeds, net of expenses, from the receipt of a closing payment; there were no sales related to Increment II in the prior year period.  The increase was also due to $3,440,000 of proceeds, net of expenses, which was received from WB for WB’s Lot 4A Increment I sales; there were no such proceeds received in the nine months ended June 30, 2005.  Barnwell also received $2,702,000 of proceeds, net of expenses, from the sale of development rights in the nine months ended June 30, 2006, as compared to $2,497,000 of proceeds, net of expenses, received during the nine months ended June 30, 2005.  Investing cash flows for the current year period also include $1,300,000 of proceeds from the maturity of certificates of deposit in the nine months ended June 30, 2006, as compared to net investments in certificates of deposit of $313,000 in the same period of the prior year, $712,000 of proceeds, net of associated costs, from the sale of a drill rig, and $301,000 related to gas over bitumen royalty adjustments received during the nine months ended June 30, 2006; there were no such fixed asset sales proceeds received in the nine months ended June 30, 2005.

During the three months ended June 30, 2006, Barnwell participated in the drilling of ten gross wells (1.9 net wells), as compared to the nine gross wells (0.7 net well) drilled during the three months ended June 30, 2005.  Of these ten gross wells, two gross wells (0.5 net well) were successful, six gross wells (0.6 net well) are potential wells in various stages of evaluation, and two gross wells (0.8 net well) were not successful.  All ten wells were drilled in Alberta, Canada, and Barnwell’s average working interest in these wells is 19%.  Barnwell initiated four (1.2 net wells) of the ten gross wells drilled during the three months ended June 30, 2006.  During the nine months ended June 30, 2006, Barnwell participated in the drilling of a total of 35 gross wells (10.4 net wells) of which 23 gross wells (7.7 net wells) appear to be successful, seven gross wells (1.0 net well) are currently being evaluated and five gross wells (1.7 net wells) were not successful.  The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Management estimates that oil and natural gas capital expenditures for fiscal 2006 will range from $23,000,000 to $24,000,000.

Cash flows used in financing activities totaled $4,116,000 for the nine months ended June 30, 2006, a $3,161,000 increase from $955,000 of cash used in financing activities in the same period of the prior year.  This increase was primarily due to $3,095,000 of distributions made to minority interest partners in the nine months ended June 30, 2006, as compared to $513,000 of distributions in the same period of the prior year.  Additionally, Barnwell paid $1,021,000 in dividends during the nine months ended June 30, 2006, as compared to $639,000 in the prior year comparable period.  Barnwell also received $197,000 in proceeds from the exercise of stock options during the nine months ended June 30, 2005; there were no proceeds from the exercise of stock options during the nine months ended June 30, 2006.

In October 2005, Barnwell declared a three-for-one stock split in the form of a stock dividend.  The new shares were distributed on November 14, 2005 to all shareholders of record as of October 28, 2005.

In December 2005, Barnwell declared a cash dividend of $0.025 per share payable January 4, 2006 to stockholders of record on December 20, 2005.

In February 2006, Barnwell declared a cash dividend of $0.05 per share payable March 15, 2006 to stockholders of record on March 1, 2006.

In May 2006, Barnwell declared a cash dividend of $0.05 per share payable June 15, 2006 to stockholders of record on June 1, 2006.

The Royal Bank of Canada has renewed Barnwell’s credit facility through April 2007 at $20,000,000 Canadian dollars, or approximately US$17,938,000 at June 30, 2006.  All other terms of the credit facility remained unchanged upon renewal.

At June 30, 2006, Barnwell had $11,207,000 in cash, cash equivalents and certificates of deposit, and approximately $6,202,000 of available credit under its credit facility with a Canadian bank.

Barnwell believes its future cash flows from operations, land segment proceeds from the sale of development rights and Increment I Percentage Payments, and available credit will be sufficient to fund its estimated capital expenditures for at least the next 12 months, meet currently required repayments on its long-term debt, and settle incentive compensation liabilities in cash if necessary.  However, if oil and natural gas production declines from current levels or oil and natural gas prices decline from current levels, cash flows generated by operations may not be sufficient to fund Barnwell’s current projected level of oil and natural gas capital expenditures, in which case Barnwell may fund capital expenditures with funds generated by land segment sales, long-term debt borrowings, or it may reduce future oil and natural gas capital expenditures.

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

Item 4.            Controls and Procedures

As of June 30, 2006, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of

1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2006, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II.        OTHER INFORMATION

Item 5.            Other Information

On June 8, 2006, Barnwell filed a Form 8-K to report the transfer of leasehold interest to WB KD Acquisition, LLC, and WB KD Acquisition II, LLC.

Item 6.            Exhibits

Exhibit No. 2.1* – Form of Agreement dated June 2, 2006 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC.

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

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: August 11, 2006	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary