Form 10-Q
period 2006-12-31
BARNWELL INDUSTRIES INC
filed 2007-02-14
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

or

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

As of February 12, 2007 there were 8,187,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	September 30,
	2006	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,041,000	$11,972,000
Accounts receivable, net	6,084,000	5,965,000
Deferred income taxes	4,020,000	4,173,000
Current taxes receivable	1,468,000	1,787,000
Other current assets	1,491,000	1,441,000
TOTAL CURRENT ASSETS	25,104,000	25,338,000

INVESTMENT IN JOINT VENTURE	2,475,000	—

INVESTMENT IN LAND INTERESTS	1,450,000	50,000

PROPERTY AND EQUIPMENT	164,006,000	166,414,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(86,897,000)	(87,247,000)
PROPERTY AND EQUIPMENT, NET	77,109,000	79,167,000

TOTAL ASSETS	$106,138,000	$104,555,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,764,000	$3,628,000
Accrued capital expenditures	3,755,000	4,832,000
Accrued stock appreciation rights	4,475,000	3,326,000
Accrued incentive plan costs	1,460,000	1,650,000
Other accrued compensation costs	4,360,000	4,096,000
Drilling advances	2,380,000	1,971,000
Other current liabilities	2,938,000	2,609,000
TOTAL CURRENT LIABILITIES	25,132,000	22,112,000

LONG-TERM DEBT	11,561,000	11,735,000

ASSET RETIREMENT OBLIGATION	3,901,000	3,753,000

DEFERRED INCOME TAXES	15,240,000	16,350,000

MINORITY INTEREST	696,000	—

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 a share:
Authorized, 20,000,000 shares; 8,169,060 issued and outstanding	4,085,000	4,085,000
Additional paid-in capital	171,000	144,000
Retained earnings	43,821,000	43,524,000
Accumulated other comprehensive income, net	1,531,000	2,852,000
TOTAL STOCKHOLDERS’ EQUITY	49,608,000	50,605,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,138,000	$104,555,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended
	December 31,
	2006	2005
Revenues:
Oil and natural gas	$8,368,000	$12,098,000
Contract drilling	1,087,000	1,823,000
Sale of interest in leasehold land, net	1,260,000	—
Sale of development rights, net	2,292,000	2,702,000
Gas processing and other	261,000	278,000
Gain on sale of drill rig	—	700,000

	13,268,000	17,601,000
Costs and expenses:
Oil and natural gas operating	2,440,000	1,939,000
Contract drilling operating	1,025,000	1,313,000
General and administrative	3,741,000	3,729,000
Depreciation, depletion and amortization	3,262,000	2,582,000
Interest expense	225,000	200,000
Minority interest in earnings	696,000	537,000

	11,389,000	10,300,000

Earnings before income taxes	1,879,000	7,301,000

Income tax provision	765,000	961,000

NET EARNINGS	$1,114,000	$6,340,000

BASIC EARNINGS PER COMMON SHARE	$0.14	$0.78

DILUTED EARNINGS PER COMMON SHARE	$0.13	$0.73

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,169,060	8,169,060
DILUTED	8,685,959	8,726,345

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$1,114,000	$6,340,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,262,000	2,582,000
Share-based compensation	1,277,000	1,483,000
Minority interest in earnings	696,000	537,000
Deferred income taxes	339,000	(2,047,000)
Accretion of asset retirement obligation	58,000	44,000
Asset retirement obligation payments	(55,000)	—
Gain on sale of drill rig	—	(700,000)
Sale of interest in leasehold land, net	(1,260,000)	—
Sale of development rights, net	(2,292,000)	(2,702,000)
Increase from changes in current assets and liabilities	2,077,000	4,141,000

Net cash provided by operating activities	5,216,000	9,678,000

Cash flows from investing activities:
Proceeds from sale of development rights, net	2,438,000	2,702,000
Proceeds from sale of interest in leasehold land, net	1,340,000	—
Return of capital distribution from joint venture	525,000	—
Proceeds from gas over bitumen royalty adjustments	54,000	94,000
Proceeds from matured certificates of deposit	—	200,000
Proceeds from sale of drill rig	—	712,000
Purchase of lot acquisition rights	(1,400,000)	—
Investment in joint venture	(3,000,000)	—
Capital expenditures - oil and gas	(4,878,000)	(6,550,000)
Capital expenditures - all others	(147,000)	(41,000)

Net cash used in investing activities	(5,068,000)	(2,883,000)

Cash flows from financing activities:
Distributions to minority interest partners	—	(490,000)
Payment of dividends	—	(204,000)

Net cash used in financing activities	—	(694,000)

Effect of exchange rate changes on cash and cash equivalents	(79,000)	28,000

Net increase in cash and cash equivalents	69,000	6,129,000
Cash and cash equivalents at beginning of period	11,972,000	5,492,000

Cash and cash equivalents at end of period	$12,041,000	$11,621,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$195,000	$200,000
Income taxes	$100,000	$1,279,000

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared but not yet paid	$817,000	$—

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
Three months ended December 31, 2006 and 2005
(Unaudited)

						Accumulated
			Additional			Other	Total
		Common	Paid-In	Comprehensive	Retained	Comprehensive	Stockholders’
	Shares	Stock	Capital	Income (Loss)	Earnings	Income	Equity

Balance at September 30, 2005	8,169,060	$4,085,000	$—		$30,317,000	$1,624,000	$36,026,000

Share-based compensation costs			51,000				51,000

Dividends declared, $0.025 per share					(204,000)		(204,000)

Comprehensive income:
Net earnings				$6,340,000	6,340,000		6,340,000
Other comprehensive loss — foreign currency translation adjustments, net of $56,000 tax benefit				(66,000)		(66,000)	(66,000)
Total comprehensive income				$6,274,000

At December 31, 2005	8,169,060	$4,085,000	$51,000		$36,453,000	$1,558,000	$42,147,000

Balance at September 30, 2006	8,169,060	$4,085,000	$144,000		$43,524,000	$2,852,000	$50,605,000

Share-based compensation costs			27,000				27,000

Dividends declared, $0.10 per share					(817,000)		(817,000)

Comprehensive loss:
Net earnings				$1,114,000	1,114,000		1,114,000
Other comprehensive loss — foreign currency translation adjustments, net of $797,000 tax benefit				(1,321,000)		(1,321,000)	(1,321,000)
Total comprehensive loss				$(207,000)

At December 31, 2006	8,169,060	$4,085,000	$171,000		$43,821,000	$1,531,000	$49,608,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

The Condensed Consolidated Balance Sheet as of December 31, 2006 and the Condensed Consolidated Statements of Operations, the Condensed Consolidated Statements of Cash Flows, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the three months ended December 31, 2006 and 2005 have been prepared by Barnwell Industries, Inc. (referred to herein together with its subsidiaries as “Barnwell,” “we,” “our,” “us,” or “the Company”) and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2006 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2006 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2006 annual report on Form 10-K.  The results of operations for the period ended December 31, 2006 are not necessarily indicative of the operating results for the full year.

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

Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to United States dollars.

2.             EARNINGS PER COMMON SHARE

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding was 8,169,060 for the three months ended December 31, 2006 and 2005.

Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and securities that are convertible to common shares.  The weighted-average number of common shares and dilutive potential common shares outstanding was 8,685,959 and 8,726,345 for the three months ended December 31, 2006 and 2005, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three months ended December 31, 2006 and 2005 are as follows:

	Three months ended December 31, 2006
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,114,000	8,169,060	$0.14

Effect of dilutive securities - common stock options	—	516,899

Diluted earnings per share	$1,114,000	8,685,959	$0.13

	Three months ended December 31, 2005
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$6,340,000	8,169,060	$0.78

Effect of dilutive securities - common stock options	—	557,285

Diluted earnings per share	$6,340,000	8,726,345	$0.73

3.             SHARE-BASED PAYMENTS

Barnwell has outstanding stock options issued to certain employees under both a qualified plan approved by shareholders (the 1998 Stock Option Plan) and non-qualified plans.  The qualified options were granted with an exercise price equal to the market price of Barnwell’s stock on the date of grant (110% of market price at date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates).  The qualified plan permits the grant of share options to employees for up to 780,000 shares of common stock.  A total of 774,000 share options have been granted under this plan, leaving 6,000 option shares available for grant under the qualified plan at December 31, 2006.  The non-qualified options were granted with an exercise price equal to the closing market price of Barnwell’s stock on the date preceding the date of grant, vest annually over five years of continuous service, and expire ten years from the date of grant.  The non-qualified options have stock appreciation rights features that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  Barnwell currently has a policy of issuing new shares to satisfy share option exercises under the qualified plan and under the non-qualified plans when the optionee requests shares.

Effective October 1, 2005, Barnwell adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” for its share-based compensation plans using the modified prospective method.  Under SFAS No. 123(R), share-based compensation cost is measured at fair value.  Barnwell utilizes a closed-form valuation model to determine the fair value of each option award.  Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options.  The expected terms of the options represents expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior.  The risk-free interest rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.  Expected dividends are based on current and historical dividend payments.  Share-based compensation expense recognized in earnings for the three months ended December 31, 2006 and 2005 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

Equity-classified Awards

Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three months ended December 31, 2006 is presented below:

Three months ended December 31, 2006
Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2006	456,000	$5.32
Granted	—
Exercised	—
Forfeited/Expired	—
Outstanding at December 31, 2006	456,000	$5.32	3.6	$8,496,000

Exercisable at December 31, 2006	351,000	$4.15	3.4	$6,950,000

Total share-based compensation expense for equity-classified awards vested in the three months ended December 31, 2006 and 2005 was $27,000 and $51,000, respectively.  There was no impact on income taxes as the expense relates to qualified options.

Liability-classified Awards

Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.

The following assumptions were used in estimating fair value for all liability-classified share options previously granted prior to October 1, 2005 and outstanding during the three months ended December 31, 2006 and 2005:

	Three months ended December 31,
	2006	2005

Expected volatility range	30.5% to 43.0%	28.0% to 37.0%
Weighted-average volatility	32.8%	32.2%
Expected dividends	1.1% to 1.3%	0.4%
Expected term (in years)	1.4 to 5.5	2.4 to 6.5
Risk-free interest rate	4.7%	4.4%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three months ended December 31, 2006 is presented below:

Three months ended December 31, 2006
Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2006	300,000	$6.32
Granted	—
Exercised	—
Forfeited/Expired	—
Outstanding at December 31, 2006	300,000	$6.32	5.3	$5,289,000

Exercisable at December 31, 2006	174,000	$4.53	3.4	$3,380,000

Total share-based compensation expense for liability-classified awards was $1,250,000 and $1,432,000 for the three months ended December 31, 2006 and 2005, respectively.  The related income tax benefits were $431,000 and $501,000 for the three months ended December 31, 2006 and 2005, respectively.  Included in share-based compensation expense for liability-classified awards for the three months ended December 31, 2006 was $189,000 of compensation expense related to shares that vested during the period and $1,061,000 of compensation expense due to remeasurement at December 31, 2006 of the fair value of previously vested shares.

As of December 31, 2006, there was $1,006,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over a weighted-average period of 2.5 years.  Total share-based compensation expense related to the vesting of awards in the three months ended December 31, 2006 was $216,000.  Total share-based compensation expense for all awards, including the impact of changes in fair values for liability-classified awards, was $1,277,000 and $1,483,000 for the three months ended December 31,

2006 and 2005, respectively.  The income tax benefit on total compensation expense for all awards was $431,000 and $501,000 for the three months ended December 31, 2006 and 2005, respectively.

4.             CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

5.             INVESTMENT IN LAND INTERESTS

Sales of development rights under option and revenues from sales of leasehold land interests are accounted for pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.”  SFAS No. 66 provides specific sales recognition criteria to determine when land sale revenue can be recorded.  Costs incurred for the acquisition and improvement of leasehold land interests and lot acquisition rights not yet sold are included in the Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests.”  Investment in land interests is reported at the lower of the asset carrying value or fair value, less costs to sell, and is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

Development Rights Under Option

In December 2006, Hualalai Investors, an unrelated entity in which Barnwell acquired a 1.5% passive minority interest in the current quarter (see further discussion in Note 6 below), paid Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest, $2,437,500 upon exercising the balance of its development rights option due on December 31, 2006.  Revenue from the development rights sale was reduced by $146,000 of fees related to the sale.  There were no other expenses related to the sale.  Accordingly, this $2,292,000 of option revenue, net of fees, is recorded in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2006 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $10,625,000 as of the date of this filing, comprised of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

Lot 4A Increments I and II

In February 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC (“WB”), an unrelated entity.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of the Hualalai Resort, and Westbrook Partners, developers of the Kuki’o Resort located adjacent to the Hualalai Resort.  Under the terms of the Purchase and Sale Agreement, Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments (“Increment I” and “Increment II”), to WB.

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  WB sold a total of five single-family lots and paid Kaupulehu Developments $3,660,000 in Percentage Payments during the year ended September 30, 2006.  In December 2006, WB paid Kaupulehu Developments $1,340,000, representing the minimum Percentage Payment due on December 31, 2006.  There are no other minimum payments due.  The revenue from this minimum Percentage Payment was reduced by $80,000 of fees.  Accordingly, the $1,260,000 of Percentage Payment revenue, net of fees, is recorded in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2006 as “Sale of interest in leasehold land, net.”  There is no assurance that any future payments will be received.

In June 2006, Kaupulehu Developments entered into an Agreement (“Increment II Agreement”) with WB and WB KD Acquisition II, LLC (“WBKD”), whereby Kaupulehu Developments sold its interest in Increment II to WBKD.  There is no affiliation between Kaupulehu Developments and WB or WBKD.  WB and WBKD are both affiliates of RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of the Hualalai Resort, and Westbrook Partners, developers of the Kuki’o Resort located adjacent to the Hualalai Resort.  Increment II of the approximately 870-acre property is zoned for single-family and multi-family residential units and a golf course and clubhouse.  Pursuant to the Increment II Agreement, Kaupulehu Developments is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  There is no assurance that any future payments will be received.

The purchaser has continued to develop Lot 4A, including the mass grading of portions of the 42 lots in the second phase of the 80 lot Increment I project, completion of the installation of most major onsite infrastructure and initial paving and landscaping of the project.  In late 2006, WB received final subdivision approval from the County of Hawaii for the 42 lots in the second phase of Increment I.

Lot 4C

Lot 4C is an area of approximately 1,000 acres of vacant leasehold land zoned conservation and is located adjacent to Increment II.  Under the terms of the Increment II Agreement, WBKD has the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C.  This right expires in June 2009 or, if WBKD completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C zoning, in June 2012.

Fees to Nearco, Inc.

The aforementioned $146,000 in fees ($102,000 net of minority interest) on the $2,437,500 development rights proceeds and the $80,000 in fees ($56,000 net of minority interest) on the Percentage Payment proceeds were paid in the three months ended December 31, 2006 to Nearco, Inc.

(“Nearco”), a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 20.6% owner of Kaupulehu Developments.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

Investment in Lot Acquisition Rights

In the quarter ended December 31, 2006, Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, purchased 14 lot acquisition rights within the approximately 7,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, Island and State of Hawaii, for $1,400,000.  The lot acquisition rights allow Barnwell the right to acquire residential lots which may be developed on the Mauka Lands.  The $1,400,000 investment is recorded in the Condensed Consolidated Balance Sheet as of December 31, 2006 as “Investment in Land Interests.”  These lands are currently classified as agricultural by the State of Hawaii and as such, the developer of these lands (Hualalai Investors) will need to pursue both State and County of Hawaii approvals for reclassification to permit a residential subdivision and use and negotiate development terms.  As such, there is no assurance that the developer of the Mauka Lands will obtain the necessary land use reclassification, re-zoning, permits, approvals, and development terms and agreements needed to develop the Mauka Lands.

Summary of Interests

The interests held by Barnwell at December 31, 2006 include the development rights under option, the rights to receive percentage of sales payments on Increment I and Increment II of the two increments of the aforementioned 870 acres, approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”), which is under a right of negotiation with WBKD, and lot acquisition rights in agricultural-zoned leasehold land.  There is no assurance that any future development rights option payments or percentage of sales payments will be received, nor is there any assurance that WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the necessary land use reclassification or development terms and agreements needed will be obtained.  Barnwell’s cost of land interests is included in the December 31, 2006 and September 30, 2006 Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests” and consists of the following amounts:

	December 31,	September 30,
Leasehold land interests:	2006	2006
Zoned for resort/residential development — Lot 4A Increment I	$—	$—
Zoned for resort/residential development — Lot 4A Increment II	—	—
Zoned conservation — Lot 4C	50,000	50,000
	50,000	50,000

Lot acquisition rights	1,400,000	—
Development rights under option	—	—
Total investment in land interests	$1,450,000	$50,000

6.             INVESTMENT IN JOINT VENTURE

In November 2006, Kaupulehu Investors, LLC, a limited liability company wholly-owned by Barnwell, invested $2,379,000 in Hualalai Investors JV, LLC, and $621,000 in Hualalai Investors II, LLC, two unrelated limited liability companies (hereinafter referred to as “Hualalai Investors”) to acquire a 1.5% passive minority interest in the Hualalai Resort, located at Kaupulehu, North Kona, Hawaii.  The Hualalai Resort property includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse, undeveloped residential property, and approximately 7,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu situated between the Queen Kaahumanu Highway and the Mamalahoa Highway.  The $3,000,000 investment was reduced by a $525,000 cash distribution in December 2006 from Hualalai Investors representing a return of capital.  The net investment is recorded in the Condensed Consolidated Balance Sheet as of December 31, 2006 as “Investment in Joint Venture” and is accounted for under the cost method.  The investment is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

7.             LONG-TERM DEBT

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or approximately US$17,162,000 at December 31, 2006.  Borrowings under this facility were US$11,561,000 at December 31, 2006 and are included in long-term debt.  At December 31, 2006, Barnwell had unused credit available under this facility of approximately US$5,601,000.

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

The bank affirmed that it will not require any repayments under the facility before January 1, 2008.  Accordingly, Barnwell has classified outstanding borrowings under the facility as long-term debt.

8.             SEGMENT INFORMATION

Barnwell operates three segments: exploring for, developing, producing and selling oil and natural gas (oil and natural gas); investing in real estate interests and leasehold land in Hawaii (land investment); and drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling).  Barnwell’s reportable segments are strategic business units that offer different products and services.  They are managed separately as each segment requires different operational methods, operational assets and marketing strategies, and operate in different geographical locations.

Barnwell does not allocate general and administrative expenses, interest expense, interest income or income taxes to segments, and there are no significant transactions between segments that affect segment profit or loss.

	Three months ended December 31,
	2006	2005
Revenues:
Oil and natural gas	$8,368,000	$12,098,000
Land investment	3,552,000	2,702,000
Contract drilling	1,087,000	1,823,000
Other	161,000	229,000
Total before gain on sale and interest income	13,168,000	16,852,000
Gain on sale of drill rig	—	700,000
Interest income	100,000	49,000
Total revenues	$13,268,000	$17,601,000

Depreciation, depletion and amortization:
Oil and natural gas	$3,160,000	$2,473,000
Contract drilling	52,000	44,000
Other	50,000	65,000
Total	$3,262,000	$2,582,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$2,768,000	$7,686,000
Land investment, net of minority interest	2,775,000	2,111,000
Contract drilling	10,000	466,000
Other	111,000	164,000
Total	5,664,000	10,427,000

General and administrative expenses, net of minority interest	(3,660,000)	(3,675,000)
Interest expense	(225,000)	(200,000)
Interest income	100,000	49,000
Gain on sale of drill rig	—	700,000

Earnings before income taxes	$1,879,000	$7,301,000

9.                                           INCOME TAXES

The components of the income tax provision for the three months ended December 31, 2006 and 2005 are as follows:

	Three months ended December 31,
	2006	2005
Current	$426,000	$3,008,000
Deferred	339,000	(2,047,000)
	$765,000	$961,000

The $2,047,000 deferred income tax benefit for the three months ended December 31, 2005 includes $2,170,000 of deferred income tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards.  The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the three months ended December 31, 2005, coupled with Kaupulehu Developments’ receipt of proceeds related to Increment I in January 2006, resulted in the determination that it was more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law would exceed taxable income from Canadian operations under Canadian tax law to a degree that would result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes.  This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law.  There was no such reduction in the valuation allowance for foreign tax credit carryforwards in the three months ended December 31, 2006.

10.                                    RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan covering substantially all of its U.S. employees.  The following table details the components of net periodic benefit cost for Barnwell’s pension plan for the three months ended December 31, 2006 and 2005:

	Three months ended December 31,
	2006	2005
Service cost	$52,000	$48,000
Interest cost	62,000	57,000
Expected return on plan assets	(67,000)	(45,000)
Amortization of prior service cost	1,000	—
Amortization of net actuarial loss	9,000	13,000
Net periodic benefit cost	$57,000	$73,000

Barnwell did not make a contribution to the pension plan in the three months ended December 31, 2006 or 2005.  Barnwell estimates that it will contribute approximately $500,000 to the plan during the remainder of fiscal 2007.

In addition, Barnwell sponsors a Supplemental Employee Retirement Plan (“SERP”).  Barnwell recorded $17,000 and $25,000 in expense associated with the SERP for the three months ended December 31, 2006 and 2005, respectively.  The plan is unfunded and Barnwell will fund benefits when payments are made.

In December 2006, Barnwell adopted a postretirement medical insurance benefits plan covering U.S. employees who have attained at least 20 years of service with Barnwell and served at least 10 years at the position of Vice President or higher.  Health benefits are also provided to spouses and qualifying dependents of eligible officers.  Barnwell recorded $17,000, including $12,000 for prior service costs (which are being amortized over seven years), in expense associated with the postretirement medical insurance benefits plan for the three months ended December 31, 2006.  The plan is unfunded and Barnwell will fund benefits when payments are made; the postretirement medical insurance plan’s unfunded benefit obligation was approximately $950,000 as of December 31, 2006.

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law.  The Act introduced a prescription drug benefit under Medicare as well as a potential federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D to help offset the costs of participant prescription drug benefits.  Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes for the three months ended December 31, 2006 do not reflect the effects of the Act on the postretirement medical insurance benefits plan as Barnwell has not yet determined whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

11.                                    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Barnwell’s management is currently evaluating the effect of these provisions on Barnwell’s results of operations, financial condition and liquidity.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund contributions and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principal Board Opinion No. 22, “Disclosure of Accounting Policies.”  If such taxes are significant and are presented on a gross basis, the amounts of those taxes should be disclosed.  The consensus on EITF 06-3 will be effective for interim and annual reporting periods beginning after December 15, 2006.  Barnwell’s management is currently evaluating the effect of these provisions on Barnwell’s results of operations, financial condition and liquidity.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, however, for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Barnwell’s management is currently evaluating the effect of these provisions on Barnwell’s results of operations, financial condition and liquidity.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 also requires the measurement of retirement plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  Under SFAS No. 158, Barnwell will be required to recognize the funded status of its defined benefit pension plan, supplemental employee retirement plan and postretirement medical insurance plan and to provide the required disclosures.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and the recognition provision of SFAS No. 158 is required to be presented in the Company’s fiscal 2007 year-end financial statements.  If the provisions of SFAS No. 158 were applied to the defined benefit pension plan and supplemental employee retirement plan using data from the September 30, 2006 actuarial valuation, Barnwell would have recognized an additional pension benefit obligation of approximately $1,500,000 along with a corresponding decrease in accumulated other comprehensive income of approximately $990,000, net of $510,000 of deferred income tax benefits associated with the temporary difference between pension and postretirement liabilities recognized for book versus tax purposes.  In addition, if the provisions of SFAS No. 158 were applied to the postretirement medical insurance plan as of December 31, 2006, Barnwell would have recognized an additional postretirement medical benefit obligation of approximately $950,000 along with a corresponding decrease in accumulated other comprehensive income of approximately $630,000, net of $320,000 of deferred income tax benefits associated with the temporary difference between postretirement medical insurance plan liabilities recognized for book versus tax purposes.

In September 2006, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  Barnwell adopted the provisions of SAB No. 108 during the first quarter of fiscal 2007.  Adoption had no material impact on Barnwell’s financial condition, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant To Forward-Looking Information

For The Purpose Of “Safe Harbor” Provisions Of The

Private Securities Litigation Reform Act Of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts.  These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements.  Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions.  Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.  Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.  The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s annual report on Form 10-K for the year ended September 30, 2006.  Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

In response to the U.S. Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” Barnwell identifies its most critical accounting principles upon which its financial reporting is based as the full cost method of accounting for oil and natural gas properties, the accounting for investment in land interests, the accounting for investments in joint ventures, the accounting for investments in affiliates, the percentage of completion method of accounting for contract drilling, the valuation of receivables, the asset and liability method of accounting for deferred income taxes, the accounting for share-based compensation, the accounting for Barnwell’s employee retirement plans, and the accounting for Barnwell’s asset retirement obligation.  The carrying cost of oil and natural gas properties is subject to a valuation ceiling under the full cost method based on estimated future net cash flows from estimated production of proved oil and natural gas reserves, as determined by independent petroleum engineers.  Investment in land interests are recorded at the lower of cost or estimated fair value of the property, less costs to sell.  The condensed consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries, including an indirect 77.6%-owned land development general partnership (collectively referred to herein as “Barnwell”).  Investments in entities over which Barnwell has the ability to exercise significant influence, but not control are accounted for using the equity method of accounting.  All significant intercompany accounts and transactions between consolidated and equity method entities have been eliminated.  Other investments are accounted for under the cost method. The percentage of completion method of accounting for contract drilling is based on estimates of the total costs to complete each contract.  Receivables are subject to a valuation allowance based on estimates of collectible amounts.  Deferred tax assets are based on estimates of the realizable value of future tax deductions, which utilize estimates and assumptions regarding future levels of taxable income.  Barnwell’s accounting for share-based compensation requires subjective assumptions, including the expected life of options or stock appreciation rights, price volatility of the underlying stock, and expected dividend rates.  Barnwell’s accounting for its employee retirement plans is based on estimates and assumptions regarding future investment returns, compensation increases, interest rates, and benefit payments.  Barnwell’s asset retirement obligation calculation is based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  The aforementioned estimates and assumptions are based on values provided by independent petroleum engineers in the case of oil and natural gas reserves, on independent actuaries in the case of net periodic pension benefit and other postretirement costs, or on internal analyses performed by Barnwell’s management.  Barnwell’s estimates of the tax effects of temporary differences under both Canadian tax jurisdiction and U.S. tax jurisdiction that give rise to deferred tax assets and liabilities and estimates of deferred tax asset valuation allowances require subjective assumptions including, among others, estimates of Canadian taxable income, U.S. taxable income and Canadian capital expenditures in the current fiscal year and future years.  Changes in estimates and assumptions affecting any of the above could materially affect Barnwell’s reported amounts of assets, liabilities, revenues and expenses.  These accounting policies are detailed in the “Notes to Consolidated Financial Statements” included in Barnwell’s annual report on Form 10-K for the year ended September 30, 2006 and in relevant sections in this discussion and analysis.

Contractual Obligations and Commercial Commitments

Please see Notes 4, 6, 7, 9, 10 and 11 of the “Notes to Consolidated Financial Statements” in Barnwell’s annual report on Form 10-K for the year ended September 30, 2006.  There have been no significant changes in contractual obligations and commercial commitments from September 30, 2006 to December 31, 2006, other than those reported elsewhere in this Form 10-Q.

Overview

Barnwell is engaged in the following lines of business: 1) oil and natural gas exploration, development, production and sales, essentially all in Canada (oil and natural gas segment), 2) investment in leasehold land and other real estate interests in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended December 31, 2006, have ranged from a low of $4.66 per thousand cubic feet to a high of $9.76 per thousand cubic feet, and tend to be higher in the winter than in the summer due to increased demand.  Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

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

Kaupulehu Developments’ development rights are under option to a developer and revenues are recognized when options are exercised.  The total amount of remaining future option receipts, if all options are fully exercised, is $10,625,000 as of the date of this filing, comprised of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.

Kaupulehu Developments is also entitled to receive percentage of sales payments at varying percentages from sales of real estate by a developer within Increments I and II of Lot 4A.

Kaupulehu Developments also has an agreement which provides a potential developer with the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C, which is comprised of approximately 1,000 acres of vacant leasehold land zoned conservation, located adjacent to Increment II.  This right expires in June 2009 or, if the developer completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C zoning, in June 2012.

The area in which Kaupulehu Developments’ interests are located has experienced demand for premium residential real estate in recent years, however there is no assurance that any future development rights payments or percentage of sales payments will be received.

In November 2006, Kaupulehu Investors, LLC, a limited liability company wholly-owned by Barnwell, invested $2,379,000 in Hualalai Investors JV, LLC, and $621,000 in Hualalai Investors II, LLC, two unrelated limited liability companies (hereinafter referred to as “Hualalai Investors”) to acquire a 1.5% passive minority interest in the Hualalai Resort, located at Kaupulehu, North Kona, Hawaii.  The Hualalai Resort property includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse, undeveloped residential property, and approximately 7,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway.  The $3,000,000 investment was reduced by a $525,000 cash distribution in December 2006 from Hualalai Investors representing a return of capital.  The net investment is recorded in the Condensed Consolidated Balance Sheet as of December 31, 2006 as “Investment in Joint Venture” and is accounted for under the cost method.  The investment is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

In November 2006, Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, purchased lot acquisition rights within the aforementioned Mauka Lands for $1,400,000.  The lot acquisition rights allow Barnwell the right to acquire residential lots which may be developed on the Mauka Lands.  The $1,400,000 investment is recorded in the Condensed Consolidated Balance Sheet as of December 31, 2006 as “Investment in Land Interests.”  These lands are currently classified as agricultural by the State of Hawaii and as such, the developer of these lands (Hualalai Investors) will need to pursue both State and County of Hawaii approvals for reclassification to permit a residential subdivision and use and negotiate development terms.  As such, there is no assurance that the developer of the Mauka Lands will obtain the necessary land use reclassification, re-zoning, permits, approvals, and development terms and agreements needed to develop the Mauka Lands.

Contract Drilling Segment

Barnwell also drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Results of Operations

Summary

Net earnings for the three months ended December 31, 2006 totaled $1,114,000, a $5,226,000 (82%) decrease from $6,340,000 for the three months ended December 31, 2005.  This decrease was primarily due to lower prices received by Barnwell for all petroleum products and higher operating and depletion costs.  The decrease is also attributable to the recognition of $2,170,000 of deferred tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards in the prior year period; there was no such benefit in the three months ended December 31, 2006.  Furthermore, Barnwell recognized a $700,000 pre-tax gain on the sale of a drill rig in the prior year period; there was no such sale in the current year comparable period.

General

The average exchange rate of the Canadian dollar to the U.S. dollar increased 3% in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005, and the exchange rate of the Canadian dollar to the U.S. dollar at December 31, 2006 decreased 4% as compared to September 30, 2006.  The increase in the average exchange rate of the Canadian dollar to the U.S. dollar increased Barnwell’s reported revenues and expenses and the lower rate as of December 31, 2006 decreased the value of its Canadian dollar assets and Canadian dollar liabilities.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit.

	SELECTED OPERATING STATISTICS
	Average Price Per Unit
	Three months ended
	December 31,		Decrease
	2006	2005	$	%
Natural gas (MCF)*	$5.82	$9.76	$(3.94)	(40)%
Oil (Bbls)**	$49.72	$52.98	$(3.26)	(6)%
Liquids (Bbls)**	$32.92	$41.88	$(8.96)	(21)%

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2006	2005	Units	%
Natural gas (MCF)*	927,000	892,000	35,000	4%
Oil (Bbls)**	36,000	36,000	—	—
Liquids (Bbls)**	30,000	31,000	(1,000)	(3)%

*        MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**     Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $3,730,000 (31%) for the three months ended December 31, 2006, as compared to the three months ended December 31, 2005, due primarily to decreases in prices for all petroleum products.  Net natural gas production increased 4% for the three months ended December 31, 2006, as compared to the same period in the prior year, primarily due to lower royalty rates as a result of a decrease in natural gas prices; gross natural gas production decreased 3% due to declines in production from both older properties, due to natural declines, and newer properties due to various operational issues.  Net oil production remained constant, and net natural gas liquids production decreased 3% due largely to declines in production from older properties.

The majority of Barnwell’s oil and natural gas revenues are generated from the sale of natural gas.  Natural gas spot prices decreased in the three months ended December 31, 2006 as compared to the three months ended December 31, 2005.  If natural gas prices experience a sustained decline, Barnwell’s oil and natural gas revenues will be negatively impacted.

The Alberta Royalty Tax Credit (“ARTC”) program has been discontinued by the Alberta government, effective January 1, 2007.  Credits received by Barnwell under the ARTC program through December 31, 2006 were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.  Credits from the ARTC program totaled $111,000 and $107,000 during the three months ended December 31, 2006 and 2005, respectively.  Beginning January 1, 2007, Barnwell will no longer receive credits under the ARTC program.

Oil and natural gas operating expenses increased $501,000 (26%) for the three months ended December 31, 2006, as compared to the same period in the prior year, due to higher utility costs, industry-wide cost pressures which resulted in higher oilfield services costs, and higher than usual workover activity which resulted in higher repairs and maintenance costs.  Oil and natural gas operating expenses also increased due to a 3% increase in the average exchange rate of the Canadian dollar to the U.S. dollar for the three months ended December 31, 2006, as compared to the same period in the prior year.

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

Sales of development rights under option and revenues from sales of leasehold land interests are accounted for pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.”  SFAS No. 66 provides specific sales recognition criteria to determine when land sale revenue can be recorded.

The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Hualalai Investors, an entity in which Barnwell acquired a 1.5% passive minority interest.  In December 2006, Hualalai Investors exercised its development rights option that was scheduled to expire on December 31, 2006 and paid Kaupulehu Developments $2,437,500, representing the balance of its development rights option then due.  In November 2005, Kaupulehu Developments received a payment of $2,875,000 representing payment of the development rights option due on December 31, 2005 of $2,656,250 and a $218,750 portion of its development rights option due on December 31, 2006.  Revenues from these option exercises in December 2006 and November 2005 were reduced by $146,000 and $173,000, respectively, of fees related to the sales, resulting in net revenues of $2,292,000 and $2,702,000, respectively, and operating profits, after minority interest, of $1,791,000 and $2,111,000, respectively.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The $2,292,000 and $2,702,000 of option revenues are recorded in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005, respectively, as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $10,625,000 as of the date of this filing, comprised of the balance of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

In December 2006, WB KD Acquisition, LLC (“WB”), an unrelated entity, paid Kaupulehu Developments $1,340,000 representing the minimum Percentage Payment due on December 31, 2006.  Revenue from the minimum Percentage Payment was reduced by $80,000 of fees resulting in net revenue of $1,260,000 and an operating profit, after minority interest, of $984,000.  Accordingly, the $1,260,000 Percentage Payment revenue, net of fees, is recorded in the Condensed Consolidated Statement of Operations for the three months ended December 31, 2006 as “Sale of interest in leasehold land, net.”  There were no Increment I Percentage Payments received from WB in the three months ended December 31, 2005.  There is no assurance that any future payments will be received.

Contract drilling

Contract drilling revenues and costs decreased $736,000 (40%) and $288,000 (22%), respectively, for the three months ended December 31, 2006, as compared to the same period in the prior year, due to decreased activity in the current year period.  The contract drilling segment generated a $10,000 operating profit before general and administrative expenses in the three months ended December 31, 2006, a decrease of $456,000 as compared to a $466,000 operating profit before general and administrative expenses in the same period of the prior year.  Contract drilling operating profit as a percentage of contract drilling revenues decreased as margins on contracts performed during the current year period were lower than in the same period of the prior year.  Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.  Management currently estimates that operating profit for the remainder of fiscal 2007 will be on a basis comparable to the last three quarters of fiscal 2006 results based upon estimated margins on contracts in backlog.

Gain on sale of drill rig

Barnwell sold a drill rig in December 2005 for $712,000, net of costs associated with the sale, and recognized a pre-tax gain of $700,000; there was no such sale in the three months ended December 31, 2006.  The drill rig was identical to one of Barnwell’s other drill rigs and was originally purchased to drill geothermal wells.  The sale brings Barnwell’s drilling rig count to four rigs.

General and administrative expenses

General and administrative expenses remained relatively unchanged (increased $12,000) for the three months ended December 31, 2006, as compared to the same period in the prior year.  Professional services increased $223,000, personnel costs increased $137,000 and administrative expense reimbursements from oil and natural gas joint venture partners decreased $133,000.  Offsetting these increases in general and administrative expenses were a $294,000 decrease in incentive plan costs and a $182,000 decrease in stock appreciation rights expense for the three months ended December 31, 2006, as a result of fluctuations in Barnwell’s stock price, partially offset by an increase in the number of shares vested.  The increase in professional fees was related to legal services, primarily related to the land segment, land segment consulting services, and consulting services related to oil and gas leases.

General and administrative expenses include fees paid to Nearco, Inc., an entity controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 20.6% owner of Kaupulehu Developments, for consulting services related to Kaupulehu Developments’ leasehold land.  In the three months ended December 31, 2006 and 2005, fees paid to Nearco, Inc. totaled $42,000 and $26,000, respectively.  Barnwell believes the fees are fair and reasonable compensation for such services.

Depletion, depreciation and amortization

Depletion, depreciation and amortization increased $680,000 (26%) for the three months ended December 31, 2006, as compared to the same period in the prior year, due primarily to an increase in the depletion rate from $1.94 per MCF equivalent to $2.41 per MCF equivalent (where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents).  The increase was also due to a 2%

increase in net production in MCF equivalent for the three month period ended December 31, 2006, as compared to same period in the prior year.

The higher depletion rate is due to increases in Barnwell’s cost of finding and developing proven reserves, and development costs that are incurred to maintain or increase rates of production from reserves found in previous years.  Barnwell’s cost of finding and developing proven reserves has increased as a result of the cost of oil and natural gas exploration and development having increased along with product prices, and the drilling of unsuccessful wells.

Interest expense

Interest expense increased $25,000 (13%) for the three months ended December 31, 2006, as compared to the same period in the prior year primarily due to higher average interest rates.

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

Included in the provision for income taxes for the three months ended December 31, 2005 is the recognition of a $2,170,000 deferred income tax benefit due to a reduction in the valuation allowance for foreign tax credit carryforwards.  The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the three months ended December 31, 2005, coupled with Kaupulehu Developments’ receipt of proceeds related to Increment I in January 2006, resulted in the determination that it was more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law would exceed taxable income from Canadian operations under Canadian tax law to a degree that would result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes.  This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law.  There was no such reduction in the valuation allowance for foreign tax credit carryforwards in the three months ended December 31, 2006.

Foreign currency fluctuations and other comprehensive income

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 3% from $0.8525 per Canadian dollar in the three months ended December 31, 2005 to $0.8778 per Canadian dollar in the three months ended December 31, 2006, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 4% from $0.8966 per Canadian dollar at September 30, 2006 to $0.8581 per Canadian dollar at December 31, 2006.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2006 was $1,321,000, a $1,255,000 increase from other comprehensive loss due to foreign currency translation adjustments of $66,000 for the same period in the prior year.

Foreign currency transaction gains and losses were not material in the three months ended December 31, 2006 and 2005 and are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Share-based compensation

Effective October 1, 2005, Barnwell adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment,” for its share-based compensation plans.  The fair value of options was determined utilizing a closed-form model.  Option pricing models require the input of subjective assumptions, including the expected life of the options or stock appreciation rights, price volatility of the underlying stock, and expected dividend rates.  Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules.  Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.  Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.  Total share-based compensation expense for all awards was $1,277,000 and $1,483,000 for the three months ended December 31, 2006 and 2005, respectively.  These amounts are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  If actual results or future changes in estimates differ significantly from current estimates, share-based compensation could increase or decrease.  For further discussion of share-based compensation, refer to Note 3, “Share-Based Payments” in the “Notes to Condensed Consolidated Financial Statements.”

Liquidity and Capital Resources

Cash flows provided by operations totaled $5,216,000 for the three months ended December 31, 2006, a $4,462,000 (46%), decrease from cash flows provided by operations of $9,678,000 for the same period in the prior year.  This decrease was due primarily to a decrease in operating profit generated by Barnwell’s oil and natural gas segment.

Net cash flows from investing activities were an outflow of $5,068,000 during the three months ended December 31, 2006, an increase of $2,185,000 as compared to a net outflow of $2,883,000 during the same period of the prior year.  Cash outflows from investing activities increased primarily due to Barnwell’s investment of $3,000,000 to acquire a 1.5% passive minority interest in a joint venture and investment of $1,400,000 for lot acquisition rights in the Kaupulehu uplands area.  No such investments were made during the three month period ended December 31, 2005.  The increase in cash outflows from investing activities was partially offset by a $1,566,000 (24%) decrease in capital expenditures, primarily attributable to Barnwell’s oil and natural gas segment, to $5,025,000 during the three months ended December 31, 2006, as compared to $6,591,000 in the same period of the prior year.  Cash inflows from investing activities increased due to a $1,076,000 increase in proceeds from land segment sales, net of expenses, to $3,778,000 during the three months ended December 31, 2006, as compared to the same period in the prior year.  In addition, Barnwell received a $525,000 return of capital distribution on its joint venture investment in December 2006.  The increase in cash inflows from investing activities was partially offset by the fact that Barnwell received $712,000 of proceeds, net of associated costs, from the sale of a drill rig and $200,000 of proceeds from the maturity of certificates of deposit in the three months ended December 31, 2005; there were no such proceeds received in the three months ended December 31, 2006.

During the quarter ended December 31, 2006, Barnwell invested $4,433,000 in oil and natural gas properties in Canada, as compared to $6,670,000 during the prior year’s first quarter.  Barnwell participated in the drilling of 10 gross (2.7 net) wells in Canada during the three months ended December 31, 2006, as compared to the 15 gross (5.7 net) wells drilled during the three months ended December 31, 2005.  Of these 10 gross wells, 4 gross (1.4 net) wells are currently considered to be successful and 6 gross (1.3 net) wells are potential wells in various stages of evaluation.  All wells were drilled in Alberta and Barnwell’s average working interest in these wells is 27%.  Barnwell initiated 7 (2.3 net) of the 10 gross wells drilled during the three months ended December 31, 2006.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Management estimates that oil and natural gas capital expenditures for fiscal 2007 will range from $13,500,000 to $15,000,000.

Cash flows used in financing activities was nil for the three months ended December 31, 2006 as compared to $694,000 of cash used in financing activities in the same period of the prior year.  This decrease was primarily due to no monies being distributed to minority interest partners in the three months ended December 31, 2006 as compared to $490,000 of distributions made in the same period in the prior year.  Additionally, in the three months ended December 31, 2005, Barnwell transferred $204,000 to its stock transfer agent for the payment of dividends; there was no transfer made for dividends during the three months ended December 31, 2006 as the dividends were not payable until mid-January 2007.

In December 2006, Barnwell declared a cash dividend of $0.10 per share payable January 15, 2007 to stockholders of record on December 28, 2006.

At December 31, 2006, Barnwell had $12,041,000 in cash and cash equivalents, and approximately $5,601,000 of available credit under its credit facility with a Canadian bank.

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

In January 2007, the stock appreciation rights features of 104,000 shares of non-qualified options were exercised. $632,000 was paid in cash in January 2007 and the remaining balance of $1,393,000 will be paid in equal monthly installments of approximately $279,000 over a five-month period from February 2007 to June 2007.

In February 2007, Barnwell declared a cash dividend of $0.05 per share payable March 15, 2007 to stockholders of record on March 1, 2007.

ITEM 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in Barnwell’s exposure to market risk since September 30, 2006.  Information concerning market risk is incorporated herein by reference to Item 7A entitled Quantitative and Qualitative Disclosures About Market Risk which appears in Barnwell’s annual report on Form 10-K for the fiscal year ended September 30, 2006.

ITEM 4.                                   CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2006, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.                          RISK FACTORS

There have been no material changes from the risk factors disclosed in our most recent annual report on Form 10-K, except for the additional risk factor described below.

The value of the lot acquisition rights we recently purchased could be impaired if the developer of the property is unable to obtain required land use entitlements or successfully negotiate development terms and agreements.

We recently purchased the acquisition rights to 14 lots in agricultural-zoned leasehold lands in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, Island and State of Hawaii.  The lot acquisition rights grant us the right to purchase residential lots which may be developed on the Mauka Lands.  The ability to purchase residential lots and the value of such lots in the future is contingent upon the developer of the property obtaining the necessary zoning and development approvals from regulatory entities.  Obtaining the necessary reclassification and ministerial approvals is often difficult, costly and may take several years, or more, to complete.  Delays or failures to obtain the necessary reclassification approvals may adversely affect our financial results.  Our ability to purchase lots and the value of such lots is also contingent upon the ability of the developer of the property to successfully negotiate development terms and agreements within the Mauka Lands.  If the developer is unsuccessful in such negotiations, our ability to purchase residential lots in the Mauka Lands would be impaired.

ITEM 6.                                   EXHIBITS

Exhibit No. 31.1 — Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 31.2 — Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No. 32 — Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: February 12, 2007	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary