Form 10-Q
period 2007-03-31
BARNWELL INDUSTRIES INC
filed 2007-05-15
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☒

As of May 11, 2007 there were 8,217,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                   FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,358,000	$11,972,000
Accounts receivable, net	6,502,000	5,965,000
Deferred income taxes	3,362,000	4,173,000
Current taxes receivable	1,042,000	1,787,000
Other current assets	1,737,000	1,441,000
TOTAL CURRENT ASSETS	20,001,000	25,338,000

DEPOSITS ON RESIDENTIAL PARCELS	1,400,000	—

INVESTMENT IN JOINT VENTURE	2,475,000	—

INVESTMENT IN LAND INTERESTS	1,450,000	50,000

PROPERTY AND EQUIPMENT	171,505,000	166,414,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(90,961,000)	(87,247,000)
PROPERTY AND EQUIPMENT, NET	80,544,000	79,167,000

TOTAL ASSETS	$105,870,000	$104,555,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,493,000	$3,628,000
Accrued capital expenditures	4,309,000	4,832,000
Accrued stock appreciation rights	2,887,000	3,326,000
Accrued incentive plan costs	1,684,000	1,650,000
Other accrued compensation costs	1,754,000	4,096,000
Current portion of long-term debt	105,000	—
Drilling advances	1,545,000	1,971,000
Other current liabilities	3,227,000	2,609,000
TOTAL CURRENT LIABILITIES	21,004,000	22,112,000

LONG-TERM DEBT	14,818,000	11,735,000

ASSET RETIREMENT OBLIGATION	4,050,000	3,753,000

DEFERRED INCOME TAXES	15,188,000	16,350,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share:
Authorized, 20,000,000 shares; 8,219,060 issued at March 31, 2007, 8,169,060 issued at September 30, 2006	4,110,000	4,085,000
Additional paid-in capital	261,000	144,000
Retained earnings	44,669,000	43,524,000
Accumulated other comprehensive income, net	1,810,000	2,852,000
Treasury stock, at cost, 1,900 shares at March 31, 2007	(40,000)	—
TOTAL STOCKHOLDERS’ EQUITY	50,810,000	50,605,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,870,000	$104,555,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Revenues:
Oil and natural gas	$8,660,000	$9,027,000	$17,028,000	$21,125,000
Contract drilling	1,258,000	1,825,000	2,345,000	3,648,000
Sale of interest in leasehold land, net	957,000	2,350,000	2,217,000	2,350,000
Sale of development rights, net	—	—	2,292,000	2,702,000
Gas processing and other	288,000	265,000	549,000	543,000
Gain on sale of drill rig	—	—	—	700,000
	11,163,000	13,467,000	24,431,000	31,068,000
Costs and expenses:
Oil and natural gas operating	2,391,000	1,981,000	4,831,000	3,920,000
Contract drilling operating	1,073,000	1,321,000	2,098,000	2,634,000
General and administrative	2,209,000	2,674,000	5,950,000	6,403,000
Depreciation, depletion and amortization	3,127,000	2,722,000	6,389,000	5,304,000
Interest expense	231,000	219,000	456,000	419,000
Minority interest in earnings	168,000	455,000	864,000	992,000
	9,199,000	9,372,000	20,588,000	19,672,000

Earnings before income taxes	1,964,000	4,095,000	3,843,000	11,396,000

Income tax provision	706,000	672,000	1,471,000	1,633,000

NET EARNINGS	$1,258,000	$3,423,000	$2,372,000	$9,763,000

BASIC EARNINGS PER COMMON SHARE	$0.15	$0.42	$0.29	$1.20

DILUTED EARNINGS PER COMMON SHARE	$0.15	$0.39	$0.27	$1.12

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,194,707	8,169,060	8,181,742	8,169,060
DILUTED	8,613,439	8,734,661	8,642,402	8,714,949

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$2,372,000	$9,763,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	6,389,000	5,304,000
Minority interest in earnings	864,000	992,000
Deferred income taxes	601,000	(2,022,000)
Accretion of asset retirement obligation	115,000	90,000
Asset retirement obligation payments	(67,000)	(14,000)
Share-based compensation, net of payments	(302,000)	763,000
Gain on sale of drill rig	—	(700,000)
Sale of interest in leasehold land, net	(2,217,000)	(2,350,000)
Sale of development rights, net	(2,292,000)	(2,702,000)
(Decrease) increase from changes in current assets and liabilities	(494,000)	2,685,000

Net cash provided by operating activities	4,969,000	11,809,000

Cash flows from investing activities:
Proceeds from sale of development rights, net	2,292,000	2,702,000
Proceeds from sale of interest in leasehold land, net	2,217,000	2,350,000
Return of capital distribution from joint venture	525,000	—
Proceeds from gas over bitumen royalty adjustments	121,000	221,000
Proceeds from matured certificates of deposit	—	1,000,000
Proceeds from sale of drill rig	—	712,000
Purchase of lot acquisition rights	(1,400,000)	—
Deposits on residential parcels	(1,400,000)	—
Investment in joint venture	(3,000,000)	—
Capital expenditures — oil and gas	(9,162,000)	(14,861,000)
Capital expenditures — all other	(328,000)	(233,000)

Net cash used in investing activities	(10,135,000)	(8,109,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	2,700,000	—
Proceeds from exercise of stock options	59,000	—
Distributions to minority interest partners	(864,000)	(926,000)
Payment of dividends	(1,227,000)	(612,000)

Net cash provided by (used in) financing activities	668,000	(1,538,000)

Effect of exchange rate changes on cash and cash equivalents	(116,000)	78,000

Net (decrease) increase in cash and cash equivalents	(4,614,000)	2,240,000
Cash and cash equivalents at beginning of period	11,972,000	5,492,000

Cash and cash equivalents at end of period	$7,358,000	$7,732,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$461,000	$419,000
Income taxes	$112,000	$2,771,000

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in purchase of drilling rig	$620,000	$—

During the six months ended March 31, 2007, 20,000 stock options were exercised by a non-executive officer by tendering 1,900 shares of Barnwell stock at an average market value of $21.09 per share, resulting in a $10,000 increase in common stock, a $30,000 increase in additional paid-in capital and a $40,000 increase in treasury stock.

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2007 and 2006

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity
Balance at December 31, 2005	8,169,060	$4,085,000	$51,000		$36,453,000	$1,558,000	$—	$42,147,000
Share-based compensation costs			31,000					31,000
Dividends declared, $0.05 per share					(408,000)			(408,000)
Comprehensive income:
Net earnings				$3,423,000	3,423,000			3,423,000
Other comprehensive loss — foreign currency translation adjustments, net of $26,000 tax benefit				(23,000)		(23,000)		(23,000)
Total comprehensive income				$3,400,000
At March 31, 2006	8,169,060	$4,085,000	$82,000		$39,468,000	$1,535,000	$—	$45,170,000

Balance at December 31, 2006	8,169,060	$4,085,000	$171,000		$43,821,000	$1,531,000	$—	$49,608,000
Exercise of stock options, 50,000 shares net of 1,900 shares tendered and placed in treasury	48,100	25,000	74,000				(40,000)	59,000
Share-based compensation costs			16,000					16,000
Dividends declared, $0.05 per share					(410,000)			(410,000)
Comprehensive income:
Net earnings				$1,258,000	1,258,000			1,258,000
Other comprehensive income — foreign currency translation adjustments, net of $220,000 taxes				279,000		279,000		279,000
Total comprehensive income				$1,537,000
At March 31, 2007	8,217,160	$4,110,000	$261,000		$44,669,000	$1,810,000	$(40,000)	$50,810,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six months ended March 31, 2007 and 2006

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity
Balance at September 30, 2005	8,169,060	$4,085,000	$—		$30,317,000	$1,624,000	$—	$36,026,000
Share-based compensation costs			82,000					82,000
Dividends declared, $0.075 per share					(612,000)			(612,000)
Comprehensive income:
Net earnings				$9,763,000	9,763,000			9,763,000
Other comprehensive loss — foreign currency translation adjustments, net of $82,000 tax benefit				(89,000)		(89,000)		(89,000)
Total comprehensive income				$9,674,000
At March 31, 2006	8,169,060	$4,085,000	$82,000		$39,468,000	$1,535,000	$—	$45,170,000

Balance at September 30, 2006	8,169,060	$4,085,000	$144,000		$43,524,000	$2,852,000	$—	$50,605,000
Exercise of stock options, 50,000 shares net of 1,900 shares tendered and placed in treasury	48,100	25,000	74,000				(40,000)	59,000
Share-based compensation costs			43,000					43,000
Dividends declared, $0.15 per share					(1,227,000)			(1,227,000)
Comprehensive income:
Net earnings				$2,372,000	2,372,000			2,372,000
Other comprehensive loss — foreign currency translation adjustments, net of $577,000 tax benefit				(1,042,000)		(1,042,000)		(1,042,000)
Total comprehensive income				$1,330,000
At March 31, 2007	8,217,160	$4,110,000	$261,000		$44,669,000	$1,810,000	$(40,000)	$50,810,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries, including an indirect 77.6%-owned land investment general partnership and an 80%-owned real estate development venture (collectively referred to herein together with its subsidiaries as “Barnwell,” “we,” “our,” “us,” or the “Company”).  All significant intercompany accounts and transactions have been eliminated.  Investments in companies over which Barnwell has the ability to exercise significant influence, but not control, are accounted for using the equity method.

Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

Unaudited Interim Financial Information

The Condensed Consolidated Balance Sheet as of March 31, 2007, the Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2007 and 2006, the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and 2006, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and six months ended March 31, 2007 and 2006 have been prepared by Barnwell and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at March 31, 2007 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2006 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2006 annual report on Form 10-K.  The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

Use of Estimates

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

Significant Accounting Policies

The following is an update to Barnwell’s disclosure of Significant Accounting Policies in its annual report on Form 10-K for the year ended September 30, 2006.

Oil and Natural Gas Properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of the fiscal year on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin Topic 12D.  Depletion is computed using the units-of-production method whereby capitalized costs, net of salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.  At March 31, 2007 and September 30, 2006, Barnwell had no investments in major oil and natural gas development projects that were not being depleted.  General and administrative costs related to oil and natural gas operations are expensed as incurred.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

Revenues associated with the sale of oil, natural gas and natural gas liquids are recognized in the Condensed Consolidated Statements of Earnings when the oil, natural gas and natural gas liquids are delivered and title has passed to the customer.

Barnwell’s sales reflect its gross working interest share.  Barnwell’s production is delivered and sold at the plant gate and Barnwell does not hold any transportation contracts with pipelines and does not have contractual obligations related to the physical amount of natural gas to be delivered.  Barnwell does not have natural gas imbalances related to natural gas-balancing arrangements with its partners.

Investment in Land Interests

Barnwell accounts for sales of development rights under option and the Increment I and Increment II leasehold land interest sales under the full accrual method pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.”  Gains from such sales are recognized when the buyer’s investments are adequate to demonstrate a commitment to pay for the property, risks and rewards of ownership have been transferred to the buyer, and Barnwell does not have a substantial continuing involvement with the property sold.  The cash proceeds received by Barnwell for the sales of development rights and leasehold land interests were adequate to demonstrate a commitment to pay for the property, and Barnwell conveyed the related development rights and leasehold land interests upon consummation of the sales with no substantial continuing involvement with the property.  With regard to the sales of Increment I and Increment II leasehold land interests, in accordance with SFAS No. 66, the percentage of sales payments are contingent future profits which shall be recognized when they are realized, and all costs of the sales were recognized at the time of sale and none were deferred to future periods when any contingent profits will be recognized.  Costs incurred for the acquisition and improvement of leasehold land interests and lot acquisition rights not yet sold are included in the Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests.”  Investment in land interests is reported at the lower of the asset carrying value or fair value, less costs to sell, and is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

2.             EARNINGS PER COMMON SHARE

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding was 8,194,707 and 8,181,742 for the three and six months ended March 31, 2007, respectively, and 8,169,060 for the three and six months ended March 31, 2006.

Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and securities that are convertible to common shares.  The weighted-average number of common shares and dilutive potential common shares outstanding was 8,613,439 and 8,642,402 for the three and six months ended March 31, 2007, respectively, and 8,734,661 and 8,714,949 for the three and six months ended March 31, 2006, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and six months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$1,258,000	8,194,707	$0.15

Effect of dilutive securities — common stock options	—	418,732

Diluted earnings per share	$1,258,000	8,613,439	$0.15

	Six months ended March 31, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$2,372,000	8,181,742	$0.29

Effect of dilutive securities — common stock options	—	460,660

Diluted earnings per share	$2,372,000	8,642,402	$0.27

	Three months ended March 31, 2006
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$3,423,000	8,169,060	$0.42

Effect of dilutive securities — common stock options	—	565,601

Diluted earnings per share	$3,423,000	8,734,661	$0.39

	Six months ended March 31, 2006
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$9,763,000	8,169,060	$1.20

Effect of dilutive securities — common stock options	—	545,889

Diluted earnings per share	$9,763,000	8,714,949	$1.12

3.             SHARE-BASED PAYMENTS

Barnwell has outstanding stock options issued to certain employees under both a qualified plan approved by shareholders (the 1998 Stock Option Plan) and non-qualified plans.  The qualified options were granted in accordance with the 1998 Stock Option Plan with an exercise price equal to the closing market price of Barnwell’s stock on the date preceding the date of grant (110% of the closing market price on the date preceding the date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates).  The qualified plan permits the grant of share options to employees for up to 780,000 shares of common stock.  A total of 774,000 share options have been granted under this plan, leaving 6,000 option shares available for grant under the qualified plan at March 31, 2007.  The non-qualified options were granted with an exercise price equal to the closing market price of Barnwell’s stock on the date of grant, vest annually over five years of continuous service, and expire ten years from the date of grant.  The non-qualified options have stock appreciation rights features that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  Barnwell currently has a policy of issuing new shares to satisfy share option exercises under the qualified plan and under the non-qualified plans when the optionee requests shares.

Effective October 1, 2005, Barnwell adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment,” for its share-based compensation plans using the modified prospective method.  Under SFAS No. 123(R), share-based compensation cost is measured at fair value.  Barnwell utilizes a closed-form valuation model to determine the fair value of each option award.  Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options.  The expected terms of the options represents expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior.  The risk-free interest rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.  Expected dividends are based on current and historical dividend payments.  Share-based compensation expense recognized in earnings for the three and six months ended March 31, 2007 and 2006 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.

Equity-classified Awards

Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three and six months ended March 31, 2007 is presented below:

Three months ended March 31, 2007
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2007	456,000	$5.32
Granted	—
Exercised	(50,000)	$1.98
Forfeited/Expired	—
Outstanding at March 31, 2007	406,000	$5.73	3.4	$5,956,000

Exercisable at March 31, 2007	301,000	$4.51	3.2	$4,783,000

Six months ended March 31, 2007
			Weighted
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2006	456,000	$5.32
Granted	—
Exercised	(50,000)	$1.98
Forfeited/Expired	—
Outstanding at March 31, 2007	406,000	$5.73	3.4	$5,956,000

Exercisable at March 31, 2007	301,000	$4.51	3.2	$4,783,000

Total share-based compensation expense for equity-classified awards vested in the three and six months ended March 31, 2007 was $16,000 and $43,000, respectively, as compared to $31,000 and $82,000 during the three and six months ended March 31, 2006, respectively.  There was no impact on income taxes as the expense relates to qualified options.

During the three months ended March 31, 2007, 30,000 stock options were exercised by non-executive officers resulting in a $15,000 increase in common stock and a $44,000 increase in additional paid-in capital.  Additionally, during the three months ended March 31, 2007, 20,000 stock options were exercised by a non-executive officer by tendering 1,900 shares of Barnwell stock at an average market value of $21.09 per share, resulting in a $10,000 increase in common stock, a $30,000 increase in additional paid-in capital and a $40,000 increase in treasury stock.

Liability-classified Awards

Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.

The following assumptions were used in estimating fair value for all liability-classified share options previously granted prior to October 1, 2005 and outstanding during the three and six months ended March 31, 2007 and 2006:

	Three and six months ended March 31,
	2007	2006

Expected volatility range	31.5% to 37.0%	27.6% to 39.0%
Weighted-average volatility	32.6%	33.3%
Expected dividends	1.2%	0.4%
Expected term (in years)	1.2 to 5.3	2.2 to 6.3
Risk-free interest rate	4.5% to 4.9%	4.7% to 4.8%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Earnings.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three and six months ended March 31, 2007 is presented below:

Three months ended March 31, 2007
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2007	300,000	$6.32
Granted	—
Exercised	(104,000)	$4.03
Forfeited/Expired	—
Outstanding at March 31, 2007	196,000	$7.54	6.4	$2,521,000

Exercisable at March 31, 2007	70,000	$5.26	4.0	$1,060,000

Six months ended March 31, 2007
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2006	300,000	$6.32
Granted	—
Exercised	(104,000)	$4.03
Forfeited/Expired	—
Outstanding at March 31, 2007	196,000	$7.54	6.4	$2,521,000

Exercisable at March 31, 2007	70,000	$5.26	4.0	$1,060,000

Total share-based compensation for liability-classified awards was a $406,000 benefit and an $844,000 expense for the three and six months ended March 31, 2007, respectively, as compared to a $262,000 benefit and a $1,170,000 expense for the three and six months ended March 31, 2006, respectively.  The related income tax effects were a $139,000 expense and a $292,000 benefit for the three and six months ended March 31, 2007, respectively.  The related income tax effects for the three and six months ended March 31, 2006 were a $96,000 expense and a $404,000 benefit, respectively.  Included in share-based compensation for liability-classified awards for the three and six months ended March 31, 2007 were $101,000 and $251,000, respectively, of compensation expense related to shares that vested during each respective period and a $507,000 benefit and a $593,000 expense, respectively, due to remeasurement at March 31, 2007 of the fair value of previously vested shares.  The share-based compensation for the three and six months ended March 31, 2006 for liability-classified awards included $214,000 and $539,000, respectively, of compensation expense related to shares that vested during each respective period and a $476,000 benefit and a $631,000 expense, respectively, due to remeasurement at March 31, 2006 of the fair value of previously vested shares. The share-based compensation for the three and six months ended March 31, 2006 for liability-classified awards included $214,000 and $539,000, respectively, of compensation expense related to shares that vested during each respective period and a $476,000 benefit and a $631,000 expense, respectively, due to remeausrement at March 31, 2006 of the fair value of previously vested shares.

In January 2007, the stock appreciation rights features of 104,000 shares of non-qualified options were exercised.  During the three and six months ended March 31, 2007, $1,189,000 was paid as a result of these exercises and the remaining balance of $836,000 will be paid over a three-month period from April 2007 to June 2007.  The estimated current tax benefit to be realized for the tax deduction of this exercise was $413,000 for the three and six months ended March 31, 2007.

Summary

As of March 31, 2007, there was $692,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over a weighted-average period of 2.3 years.  Total share-based compensation expense related to the vesting of awards in the three and six months ended March 31, 2007 was $117,000 and $294,000, respectively, as compared to $245,000 and $621,000 during the same periods of the prior year.  Total share-based compensation for all awards, including the impact of changes in fair values for liability-classified awards, was a $390,000 benefit and an $887,000 expense for the three and six months ended March 31, 2007, respectively, as compared to a $231,000 benefit and a $1,252,000 expense for the three and six months ended March 31, 2006, respectively.  The income tax effect on total compensation of all awards was a $139,000 expense and a $292,000 benefit for the three and six months ended March 31, 2007.  The income tax effect on total compensation for all awards was a $96,000 expense and a $404,000 benefit for the three and six months ended March 31, 2006, respectively.

4.             CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

5.             DEPOSITS ON RESIDENTIAL PARCELS

During the three months ended March 31, 2007, Kaupulehu 2007, LLLP (the “Venture”), an entity 80% owned by Barnwell and 20% owned by a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 20.6% owner in Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest, was established for the purpose of acquiring house lots to construct turnkey single-family homes for future sale.  During the three months ended March 31, 2007, the Venture made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC (“WB”), an unrelated entity.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of the Hualalai Resort, and Westbrook Partners, developers of the Kuki’o Resort located adjacent to the Hualalai Resort.  Each lot under contract has a purchase price of $2,378,000 and the deposit for each lot will be applied to the purchase price of each lot.  The deposits are classified as “Deposits on Residential Parcels” on the Condensed Consolidated Balance Sheet at March 31, 2007.  If any of the parcels are not purchased, the deposit related to any such parcels will be forfeited and Barnwell will incur an expense as a result of the write-off of its 80% share of any forfeited deposits.

On April 30, 2007, subsequent to the end of Barnwell’s second fiscal quarter ended March 31, 2007, the Venture purchased two of the aforementioned parcels and paid a total of $4,356,000 for the balance of the purchase price of those parcels.  The purchase of two additional lots is scheduled to close in October 2007 and the purchase of the remaining three lots is scheduled to close in April 2008.

As of the date of this filing, the Venture is negotiating agreements with a project management company, an entity controlled by Mr. Johnston, and a building contractor for home building services for the Venture’s lots.  It is anticipated that a material portion of such agreements will be that each such service provider will receive 20% of the profit on the sale of each lot on which a house is constructed.  In addition, the Venture intends to enter into contracts, one with the project management company, an entity controlled by Mr. Johnston, and one with the building contractor, wherein each will be granted the right to purchase from WB one of the five additional lots the Venture has agreed to acquire.  It is anticipated that any such agreement will specify the lot that will be acquired by such service provider and require such service provider to reimburse the Venture for both the $200,000 deposit on such lot and interest costs incurred by the Venture related to the initial deposit on such lot.

6.             INVESTMENT IN JOINT VENTURE

In November 2006, Kaupulehu Investors, LLC, a limited liability company wholly-owned by Barnwell, invested $2,379,000 in Hualalai Investors JV, LLC, and $621,000 in Hualalai Investors II, LLC, two unrelated limited liability companies (hereinafter referred to as “Hualalai Investors”) to acquire a 1.5% passive minority interest in the Hualalai Resort, located at Kaupulehu, North Kona, Hawaii.  The Hualalai Resort property includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse, undeveloped residential property, and approximately 7,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu situated between the Queen Kaahumanu Highway and the Mamalahoa Highway.  The $3,000,000 investment was reduced by a $525,000 cash distribution in December 2006 from Hualalai Investors representing a return of capital.  The net investment is recorded in the Condensed Consolidated Balance Sheet as of March 31, 2007 as “Investment in Joint Venture” and is accounted for under the cost method.  The investment is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

7.             INVESTMENT IN LAND INTERESTS

Barnwell accounts for sales of development rights under option and the Increment I and Increment II leasehold land interest sales under the full accrual method pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.”  Gains from such sales are recognized when the buyer’s investments are adequate to demonstrate a commitment to pay for the property, risks and rewards of ownership have been transferred to the buyer, and Barnwell does not have a substantial continuing involvement with the property sold.  The cash proceeds received by Barnwell for the sales of development rights and leasehold land interests were adequate to demonstrate a commitment to pay for the property, and Barnwell conveyed the related development rights and leasehold land interests upon consummation of the sales with no substantial continuing involvement with the property.  With regard to the sales of Increment I and Increment II leasehold land interests, in accordance with SFAS No. 66, the percentage of sales payments are contingent future profits which shall be recognized when they are realized, and all costs of the sales were recognized at the time of sale and none were deferred to future periods when any contingent profits will be recognized.  Costs incurred for the acquisition and improvement of leasehold land interests and lot acquisition rights not yet sold are included in the Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests.”  Investment in land interests is reported at the lower of the asset carrying value or fair value, less costs to sell, and is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

Development Rights Under Option

In December 2006, Hualalai Investors, an unrelated entity in which Barnwell acquired a 1.5% passive minority interest in the first quarter of fiscal 2007 (see further discussion in Note 6 above), paid Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest, $2,437,500 upon exercising the balance of its development rights option due on December 31, 2006.  Revenue from the development rights sale was reduced by $146,000 of fees related to the sale.  There were no other expenses related to the sale.  Accordingly, this $2,292,000 of option revenue, net of fees, is recorded in the Condensed Consolidated Statement of Earnings for the six months ended March 31, 2007 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $10,625,000 as of the date of this filing, comprised of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

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

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I (“Percentage Payments”): 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  WB sold a total of five single-family lots and paid Kaupulehu Developments $3,660,000 in Percentage Payments during the year ended September 30, 2006.  WB sold a total of three homes during the six months ended March 31, 2007.  In December 2006, WB paid Kaupulehu Developments $1,340,000 in Percentage Payments.  The revenue from this Percentage Payment received in December 2006 was reduced by $80,000 of fees.  In March 2007, WB paid Kaupulehu

Developments $1,018,000 in Percentage Payments.  The revenue from the Percentage Payment received in March 2007 was reduced by $61,000 of fees.  Accordingly, $957,000 and $2,217,000 of Percentage Payment revenues, net of fees, are recorded in the Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2007, respectively, as “Sale of interest in leasehold land, net.”  There is no assurance that any future payments will be received.

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

Fees to Nearco, Inc.

The aforementioned $146,000 in fees ($103,000 net of minority interest) on the $2,437,500 development rights proceeds and the $141,000 in fees ($99,000 net of minority interest) on the Percentage Payment proceeds were paid in the six months ended March 31, 2007 to Nearco, Inc. (“Nearco”), a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 20.6% owner of Kaupulehu Developments.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

Investment in Lot Acquisition Rights

During the first quarter of fiscal 2007, Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, purchased 14 lot acquisition rights within the approximately 7,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, Island and State of Hawaii, for $1,400,000.  The lot acquisition rights allow Barnwell the right to acquire residential lots which may be developed on the Mauka Lands.  The $1,400,000 investment is recorded in the Condensed Consolidated Balance Sheet as of March 31, 2007 as “Investment in Land Interests.”  These lands are currently classified as agricultural by the State of Hawaii and as such, the developer of these lands (Hualalai Investors) will need to pursue both State and County of Hawaii approvals for reclassification to permit a residential subdivision and negotiate development terms.  As such, there is no assurance that the developer of the Mauka Lands will obtain the necessary land use reclassification, re-zoning, permits, approvals, and development terms and agreements needed to develop the Mauka Lands.  The investment is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

Summary of Interests

The land interests held by Barnwell at March 31, 2007 include the development rights under option, the rights to receive percentage of sales payments on Increment I and Increment II of the two increments of the aforementioned 870 acres, approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”), which is under a right of negotiation with WBKD, and lot acquisition rights in agricultural-zoned leasehold land.  There is no assurance that any future development rights option payments or percentage of sales payments will be received, nor is there any assurance that WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the necessary land use reclassification or development terms and agreements needed will be obtained.  Barnwell’s cost of land interests is included in the March 31, 2007 and September 30, 2006 Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests” and consists of the following amounts:

	March 31,	September 30,
	2007	2006
Leasehold land interests:
Zoned for resort/residential development — Lot 4A Increment I	$—	$—
Zoned for resort/residential development — Lot 4A Increment II	—	—
Zoned conservation — Lot 4C	50,000	50,000
	50,000	50,000

Lot acquisition rights — Mauka lands	1,400,000	—
Development rights under option	—	—
Total investment in land interests	$1,450,000	$50,000

8.             LONG-TERM DEBT

Barnwell’s credit facility at the Royal Bank of Canada, a Canadian bank, was renewed in May 2007 for $20,000,000 Canadian dollars, or approximately US$17,350,000 at March 31, 2007 exchange rates.  Borrowings under this facility were US$12,903,000 at March 31, 2007 and are included in long-term debt.  At March 31, 2007, Barnwell had unused credit available under this facility of approximately US$4,447,000.

The facility is available in U.S. dollars at the London Interbank Offer Rate plus 1.5%, at U.S. prime plus 0.25%, or in Canadian dollars at Canadian prime plus 0.25%.  A standby fee of 0.25% per annum is charged on the unused facility balance.  Under the financing agreement, the facility is reviewed annually, with the next review planned for April 2008.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  The primary focus of the annual review is on the future cash flows that will be generated by Barnwell’s Canadian oil and natural gas properties.  Additionally, the Royal Bank of Canada may adjust the total amount of the credit facility during its next review.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period — 20% (5% per quarter), and in the second year of the term period — 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan.  The facility is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment.  The facility is guaranteed by Barnwell Industries, Inc.  No compensating bank balances are required for this facility.

As mentioned above in Note 5, “Deposits on Residential Parcels,” Barnwell, through its 80%-owned real estate joint venture (the “Venture”), financed the initial deposits on those parcels via a $1,400,000 loan from a financial institution.  The loan bore interest at a rate of 7% and was guaranteed jointly and severally by Barnwell and Mr. Terry Johnston.  In April 2007, the Venture obtained a $7,500,000 credit facility from the same financial institution for the purpose of refinancing the $1,400,000 loan and to finance the acquisition of and a portion of the initial home construction on two of the aforementioned parcels.  The credit facility reduces to $5,000,000 in April 2008 and is due in total in June 2008.  As of the date of this filing, the interest rate on the credit facility is a floating rate equal to the 1-month London Interbank Offer Rate plus 1.75%.  The credit facility is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston and is collateralized by future development rights option payments pledged by Kaupulehu Developments and a pledge not to otherwise pledge the fee simple interest in the two parcels in Increment I.  As the Venture refinanced the debt with its first maturity date exceeding one year, the loan is classified as long-term debt on the Condensed Consolidated Balance Sheet at March 31, 2007 in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to be Refinanced.”

In March 2007, Barnwell completed an agreement to purchase a contract drilling rig for $731,000, $620,000 of which was financed by a bank loan.  The loan was obtained for a term of five years commencing in April 2007 with payments of $13,000 due monthly at an interest rate of 7.75% and is guaranteed in full by Barnwell.  As of March 31, 2007, minimum future loan payments were as follows: remainder of fiscal 2007 - $75,000, fiscal 2008 - $150,000, fiscal 2009 - $150,000, fiscal 2010 - $150,000, fiscal 2011 - $150,000, and thereafter $75,000.

9.             SEGMENT INFORMATION

Barnwell operates four segments: 1) exploring for, developing, producing and selling oil and natural gas (oil and natural gas); 2) investing in real estate interests and leasehold land in Hawaii (land investment); 3) acquisition of property to develop homes for sale (real estate development segment, established January 2007); and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling).  Barnwell’s reportable segments are strategic business units that offer different products and services.  They are managed separately as each segment requires different operational methods, operational assets and marketing strategies, and operate in different geographical locations.  The real estate development segment capitalized the cost of the deposits made towards the purchase of residential parcels during the three months ended March 31, 2007.  There were no real estate development segment operating revenues or operating costs during the three and six months ended March 31, 2007 and 2006.

Barnwell does not allocate general and administrative expenses, interest expense, interest income or income taxes to segments, and there are no significant transactions between segments that affect segment profit or loss.

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Revenues:
Oil and natural gas	$8,660,000	$9,027,000	$17,028,000	$21,125,000
Land investment	957,000	2,350,000	4,509,000	5,052,000
Contract drilling	1,258,000	1,825,000	2,345,000	3,648,000
Other	148,000	174,000	309,000	403,000
Total before gain on sale and interest income	11,023,000	13,376,000	24,191,000	30,228,000
Gain on sale of drill rig	—	—	—	700,000
Interest income	140,000	91,000	240,000	140,000
Total revenues	$11,163,000	$13,467,000	$24,431,000	$31,068,000

Depreciation, depletion and amortization:
Oil and natural gas	$3,023,000	$2,613,000	$6,183,000	$5,086,000
Contract drilling	55,000	47,000	107,000	91,000
Other	49,000	62,000	99,000	127,000
Total	$3,127,000	$2,722,000	$6,389,000	$5,304,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$3,246,000	$4,433,000	$6,014,000	$12,119,000
Land investment, net of minority interest	748,000	1,836,000	3,523,000	3,947,000
Contract drilling	130,000	457,000	140,000	923,000
Other	99,000	112,000	210,000	276,000
Total	4,223,000	6,838,000	9,887,000	17,265,000

General and administrative expenses, net of minority interest	(2,168,000)	(2,615,000)	(5,828,000)	(6,290,000)
Interest expense	(231,000)	(219,000)	(456,000)	(419,000)
Interest income	140,000	91,000	240,000	140,000
Gain on sale of drill rig	—	—	—	700,000

Earnings before income taxes	$1,964,000	$4,095,000	$3,843,000	$11,396,000

10.          INCOME TAXES

The components of the income tax provision for the three and six months ended March 31, 2007 and 2006 are as follows:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Current	$444,000	$647,000	$870,000	$3,655,000
Deferred	262,000	25,000	601,000	(2,022,000)
	$706,000	$672,000	$1,471,000	$1,633,000

Included in the provisions for income taxes for the three and six months ended March 31, 2006 are the recognition of deferred income tax benefits of $1,960,000 and $4,130,000, respectively, due to a reduction in the valuation allowance for foreign tax credit carryforwards.  The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the three months ended December 31, 2005, coupled with Kaupulehu Developments’ receipt of proceeds related to Increment I in January 2006, resulted in the determination that it was more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law would exceed taxable income from Canadian operations under Canadian tax law to a degree that would result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes.  During the quarter ended March 31, 2006, Canadian oil and natural gas capital expenditures accelerated further than previously projected and together with Barnwell’s revised estimates based on revised pricing forecasts from Barnwell’s independent petroleum engineers, resulted in an upward revision of the projected Canadian oil and natural gas capital expenditures for fiscal 2006 and future years.  This increase resulted in a $1,960,000 upward revision of the estimated amount of foreign tax credit carryforwards that are expected to be realized in the quarter ended March 31, 2006.  This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law.  At March 31, 2007, foreign tax credit carryforwards totaled $953,000 and expire in fiscal 2013; management currently estimates that all of the foreign tax credit carryforwards will be utilized before expiration.  There was no such reduction in the valuation allowance for foreign tax credit carryforwards in the three or six months ended March 31, 2007.

11.          RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan covering substantially all of its U.S. employees.  The following table details the components of net periodic benefit cost for Barnwell’s pension plan for the three and six months ended March 31, 2007 and 2006:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Service cost	$53,000	$48,000	$105,000	$96,000
Interest cost	62,000	57,000	124,000	114,000
Expected return on plan assets	(67,000)	(46,000)	(134,000)	(91,000)
Amortization of prior service cost	2,000	1,000	3,000	1,000
Amortization of net actuarial loss	8,000	13,000	17,000	26,000
Net periodic benefit cost	$58,000	$73,000	$115,000	$146,000

Barnwell did not make a contribution to the pension plan during the three or six months ended March 31, 2007 or 2006.  Barnwell estimates that it will contribute approximately $500,000 to the plan during the remainder of fiscal 2007.

Barnwell also sponsors a Supplemental Employee Retirement Plan (“SERP”).  Barnwell recorded $18,000 and $35,000 in expense associated with the SERP for the three and six months ended March 31, 2007, respectively, as compared to expenses of $22,000 and $47,000 for the three and six months ended March 31, 2006, respectively.  The plan is unfunded and Barnwell will fund benefits when payments are made.

In December 2006, Barnwell adopted a postretirement medical insurance benefits plan covering U.S. employees who have attained at least 20 years of service with Barnwell and served at least 10 years at the position of Vice President or higher.  Health benefits are also provided to spouses and qualifying dependents of eligible officers.  Barnwell recorded expenses of $49,000 and $66,000 (including $33,000 and $45,000, respectively, for prior service costs which are being amortized over seven years), associated with the postretirement medical insurance benefits plan for the three and six months ended March 31, 2007, respectively.  The plan is unfunded and Barnwell will fund benefits when payments are made; the postretirement medical insurance plan’s unfunded benefit obligation was approximately $950,000 as of March 31, 2007.

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law.  The Act introduced a prescription drug benefit under Medicare as well as a potential federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D to help offset the costs of participant prescription drug benefits.  Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes for the three and six months ended March 31, 2007 do not reflect the effects of the Act on the postretirement medical insurance benefits plan as Barnwell has not yet determined whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

12.          FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturity of these instruments.  The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

The differences between the estimated fair values and carrying values of Barnwell’s financial instruments are not material.

13.          RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Barnwell’s management is currently evaluating the effect of these provisions on Barnwell’s results of operations, financial condition and liquidity.

In June 2006, the FASB ratified the consensus on Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund contributions and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principal Board Opinion No. 22, “Disclosure of Accounting Policies.”  Barnwell adopted the provisions of EITF 06-3 on January 1, 2007.  The adoption of EITF 06-3 did not have a material impact on Barnwell’s financial statements.  Barnwell presents taxes within the scope of EITF 06-3 on both a net and gross basis, depending upon the nature of the tax.  Amounts that are reported gross are not significant to Barnwell’s financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 also requires the measurement of retirement plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  Under SFAS No. 158, Barnwell will be required to recognize the funded status of its defined benefit pension plan, supplemental employee retirement plan and postretirement medical insurance plan and to provide the required disclosures.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006 and the recognition provision of SFAS No. 158 is required to be presented in the Company’s fiscal 2007 year-end financial statements.  If the provisions of SFAS No. 158 were applied to the defined benefit pension plan and supplemental employee retirement plan using data from the September 30, 2006 actuarial valuation, Barnwell would have recognized an additional pension benefit obligation of approximately $1,500,000 along with a corresponding decrease in accumulated other comprehensive income of approximately $990,000, net of $510,000 of deferred income tax benefits associated with the temporary difference between pension and postretirement liabilities recognized for book versus tax purposes.  In addition, if the provisions of SFAS No. 158 were applied to the postretirement medical insurance plan using the December 31, 2006 actuarial valuation, Barnwell would have recognized an additional postretirement medical benefit obligation of approximately $950,000 along with a corresponding decrease in accumulated other comprehensive income of approximately $630,000, net of $320,000 of deferred income tax benefits associated with the temporary difference between postretirement medical insurance plan liabilities recognized for book versus tax purposes.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Barnwell’s management is currently evaluating the effect of these provisions on Barnwell’s results of operations, financial condition and liquidity.

14.          SUBSEQUENT EVENTS

On April 30, 2007, subsequent to the end of Barnwell’s second fiscal quarter ended March 31, 2007, Kaupulehu 2007, LLLP (the “Venture”), purchased fee simple ownership of two single-family house lots in the Lot 4A Increment I area (“Increment I”) of Kaupulehu, North Kona, on the island of Hawaii and paid a total of $4,356,000 for the balance of the purchase price of those lots.  The Venture, as discussed in Note 5, “Deposits on Residential Parcels,” is an entity 80% owned by Barnwell and 20% owned by a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 20.6% owner in Kaupulehu Developments, and was established for the purpose of acquiring house lots to construct turnkey single-family homes for future sale.  The lots were purchased from WB KD Acquisition, LLC (“WB”), an unrelated entity.  As of the date of this filing, the Venture has the right to acquire five additional lots within Increment I under an agreement with WB.

Concurrent with the purchase of the two lots discussed above, the Venture obtained a $7,500,000 credit facility from a financial institution for the purpose of refinancing a $1,400,000 loan (see Note 8, “Long-term Debt,” for background) and to finance the acquisition of and a portion of the initial home construction on the aforementioned parcels.  The credit facility reduces to $5,000,000 in April 2008 and is due in total in June 2008.  The interest rate on the credit facility as of the date of this filing is a floating rate equal to the 1-month London Interbank Offer Rate plus 1.75%.  The credit facility is guaranteed jointly and severally by Barnwell and Mr. Johnston and collateralized by future development rights option payments pledged by Kaupulehu Developments and a pledge not to otherwise pledge the fee simple interest in the two parcels in Increment I.

As of the date of this filing, the Venture is negotiating agreements with a project management company, an entity controlled by Mr. Johnston, and a building contractor for home building services for the Venture’s lots.  It is anticipated that a material portion of such agreements will be that each such service provider will receive 20% of the profit on the sale of each lot on which a house is constructed.  In addition, the Venture intends to enter into contracts, one with the project management company, an entity controlled by Mr. Johnston, and one with the building contractor, wherein each will be granted the right to purchase from WB one of the five additional lots the Venture has agreed to acquire.  It is anticipated that any such agreement will specify the lot that will be acquired by such service provider and require such service provider to reimburse the Venture for both the $200,000 deposit on such lot and interest costs incurred by the Venture related to the initial deposit on such lot.

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

Critical Accounting Policies and Estimates

Management believes the accounting policies that are most critical in assisting financial statement readers in understanding and evaluating our results due to their subjective judgments are as follows:

Oil and natural gas properties - full cost ceiling calculation and depletion

Policy Description

We use the full cost method of accounting for our oil and natural gas properties, under which we are required to conduct quarterly calculations of a “ceiling,” or limitation on the carrying value of oil and natural gas properties.  The ceiling limitation is the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with Securities and Exchange Commission Staff Accounting Bulletin Topic 12D.

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments.  Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures.  The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries.  Our reserve estimates are prepared annually by independent petroleum engineers and quarterly by internal personnel.  The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information.  In the past three fiscal years, annual revisions to our reserve volume estimates have averaged 2% of the previous year’s estimate.  However, there can be no assurance that more significant revisions will not be necessary in the future.  If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.  If reported reserve volumes were revised downward by 5% at the end of fiscal 2006, the ceiling limitation would have decreased approximately $2,400,000.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense.  The lower the estimated reserves, the higher the depletion rate per unit of production.  Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production.  If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2006, depletion for fiscal 2006 would have increased by approximately $506,000.

While the quantities of proved reserves require substantial judgment, the associated prices of oil, natural gas and natural gas liquids reserves, and the applicable discount rate, that are used to calculate the discounted present value of the reserves do not require judgment.  The ceiling calculation dictates that a 10% discount factor be used and that prices and costs in effect as of the last day of the period are held constant indefinitely.  Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs.  Rather, they are based on such prices and costs in effect as of the end of each period for which the ceiling calculation is performed.

Because the ceiling calculation dictates that prices in effect as of the last day of the applicable quarter are held constant indefinitely, and requires a 10% discount factor, the resulting value is not indicative of the true fair value of the reserves.  Oil and natural gas prices have historically been volatile.  Therefore, oil and natural gas property write-downs that result from applying the full cost ceiling limitation, and that are caused by fluctuations in prices as opposed to reductions to the underlying quantities of reserves, should not be viewed as absolute indicators of a reduction of the ultimate value of the related reserves.

Income taxes

Policy Description

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

Judgments and Assumptions

We make estimates and judgments in determining our income tax expense for each reporting period.  Significant changes to these estimates could result in an increase or decrease in our tax provision in future periods.  We are also required to make judgments about the recoverability of deferred tax assets and when it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided.  Changes in the assumptions regarding the realization of deferred tax assets could result in an increase or decrease in our income tax provision.  Furthermore, changes in our business performance could require a valuation allowance or a reversal in the valuation allowance in future periods.  The impact of any of these changes could be material.  Historically, our current income tax estimates have not materially differed from our income tax returns filed with taxing authorities.  However, there can be no assurance that material differences will not occur in the future.

Barnwell has established a valuation allowance primarily for the U.S. tax effect of deferred Canadian taxes, accrued expenses and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. earnings will coincide with the payment of Canadian taxes to enable Canadian taxes to be a fully beneficial deduction for U.S. tax purposes.

Canadian deferred tax assets related to expenses accrued for book purposes but not for tax purposes are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings.  U.S. deferred tax assets related to expenses accrued for book purposes but not for tax purposes and the excess of the cost basis of investment in land for tax purposes over the cost basis of investment in land for book purposes are estimated to be realized from deductions against future U.S. earnings from sales of interests in leasehold land and land development rights.  Foreign tax credit carryforwards are estimated to be utilized when U.S. federal income taxes otherwise due on Canadian source income in a given year exceed the foreign tax credit generated in that year.  The foreign tax credit carryforwards expire in fiscal 2013.  The amount of deferred income tax assets considered realizable may be reduced if estimates of future taxable income are reduced.

Asset Retirement Obligation

Policy Description

Barnwell accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.  If an obligation is settled for other than the carrying amount of the liability, Barnwell will recognize a gain or loss on settlement.

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset.  Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities.  The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.  Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations.  Following the implementation of SFAS No. 143, actual asset retirement obligations through the end of fiscal 2006 have not materially differed from our estimates.  However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future.  A 20% increase in accretion and depletion related to the asset retirement obligation would have increased Barnwell’s fiscal 2006 expenses before taxes by approximately $100,000.

Impact of Recently Issued Accounting Standards Not Yet Adopted

See Note 13, “Recent Accounting Pronouncements,” in the “Notes to Condensed Consolidated Financial Statements” for a summary of new accounting standards.

Overview

Barnwell is engaged in the following lines of business: 1) oil and natural gas exploration, development, production and sales, essentially all in Canada (oil and natural gas segment), 2) investment in leasehold land and other real estate interests in Hawaii (land investment segment), 3) acquisition of property to develop homes for sale (real estate development segment, established January 2007) and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended March 31, 2007, have ranged from a low of $4.66 per thousand cubic feet to a high of $9.76 per thousand cubic feet, and tend to be higher in the winter than in the summer due to increased demand.  Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

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

Kaupulehu Developments’ development rights are under option to a developer for $10,625,000 as of the date of this filing, comprised of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.

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

Kaupulehu Investors, LLC, a limited liability company wholly-owned by Barnwell, has a 1.5% passive minority interest in the Hualalai Resort, located at Kaupulehu, North Kona, Hawaii.  The Hualalai Resort property includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse, undeveloped residential property, and approximately 7,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway.

Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, has acquisition rights to lots within the aforementioned Mauka Lands.  The lot acquisition rights allow Barnwell the right to acquire residential lots which may be developed on the Mauka Lands which are currently classified as agricultural by the State of Hawaii.

Real Estate Development Segment

During the three months ended March 31, 2007, Kaupulehu 2007, LLLP (the “Venture”), an entity 80% owned by Barnwell and 20% owned by a company controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 20.6% owner in Kaupulehu Developments, was established for the purpose of acquiring house lots to construct turnkey single-family homes for future sale.  During the three months ended March 31, 2007, the Venture made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels in the Lot 4A Increment I area (“Increment I”) of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC (“WB”), an unrelated entity.  Each lot under contract has a purchase price of $2,378,000 and the deposit for each lot will be applied to the purchase price of each lot.  The deposits are classified as “Deposits on Residential Parcels” on the Condensed Consolidated Balance Sheet at March 31, 2007.  If any of the parcels are not purchased, the deposit related to any such parcels will be forfeited and Barnwell will incur an expense as a result of the write-off of its 80% share of any forfeited deposits.

On April 30, 2007, subsequent to the end of Barnwell’s second fiscal quarter ended March 31, 2007, the Venture purchased two of the aforementioned parcels and paid a total of $4,356,000 for the balance of the purchase price of those parcels.  The purchase of two additional lots is scheduled to close in October 2007 and the purchase of the remaining three lots is scheduled to close in April 2008.

As of the date of this filing, the Venture is negotiating agreements with a project management company, an entity controlled by Mr. Johnston, and a building contractor for home building services for the Venture’s lots.  It is anticipated that a material portion of such agreements will be that each such service provider will receive 20% of the profit on the sale of each lot on which a house is constructed.  In addition, the Venture intends to enter into contracts, one with the project management company, an entity controlled by Mr. Johnston, and one with the building contractor, wherein each will be granted the right to purchase from WB one of the five additional lots the Venture has agreed to acquire.  It is anticipated that any such agreement will specify the lot that will be acquired by such service provider and require such service provider to reimburse the Venture for both the $200,000 deposit on such lot and interest costs incurred by the Venture related to the initial deposit on such lot.

Contract Drilling Segment

Barnwell also drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Results of Operations

Summary

For the three months ended March 31, 2007, Barnwell reported net earnings of $1,258,000 as compared to net earnings of $3,423,000 for the same period in the prior fiscal year, a decrease of $2,165,000 (63%).  Net earnings for the three months ended March 31, 2007 decreased primarily due to the recognition of $1,960,000 of deferred tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards during the three months ended March 31, 2006.  There was no reduction in the valuation allowance for foreign tax credit carryforwards in the three months ended March 31, 2007.  Also contributing to the decrease was a decrease in Percentage Payments received from the sale of lots in Increment I in the current year period, as compared to the same period in the prior year.

For the six months ended March 31, 2007, Barnwell reported net earnings of $2,372,000, a $7,391,000 (76%) decrease from net earnings of $9,763,000 for the same period in the prior fiscal year.  Net earnings for the six months ended March 31, 2007 decreased primarily due to the recognition of $4,130,000 of deferred tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards during the six months ended March 31, 2006; there was no such benefit in the six months ended March 31, 2007.  The decrease was also attributable to lower prices received by Barnwell for all petroleum products.

General

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 1% in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, and increased 1% in the six months ended March 31, 2007 as compared to the six months ended March 31, 2006.  The exchange rate of the Canadian dollar to the U.S. dollar at March 31, 2007 decreased 3% as compared to September 30, 2006.  The increase in the average exchange rate of the Canadian dollar to the U.S. dollar for the six months ended March 31, 2007, as compared to the six months ended March 31, 2006, increased Barnwell’s reported year-to-date revenues and expenses.  The decrease in the average exchange rate of the Canadian dollar to the U.S. dollar for the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, decreased Barnwell’s reported revenues and expenses for the three months ended March 31, 2007 and the lower rate as of March 31, 2007 decreased the value of its Canadian dollar assets and Canadian dollar liabilities.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three and six months ended March 31, 2007 as compared to the three and six months ended March 31, 2006.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit, where applicable.  As discussed in further detail below, the Alberta Royalty Tax Credit was discontinued effective January 1, 2007.

	SELECTED OPERATING STATISTICS
	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2007	2006	$	%
Natural Gas (MCF)*	$6.21	$6.63	$(0.42)	(6)%
Oil (Bbls)**	$50.61	$48.67	$1.94	4%
Liquids (Bbls)**	$33.97	$37.13	$(3.16)	(9)%

	Six months ended
	March 31,		Decrease
	2007	2006	$	%
Natural Gas (MCF)*	$6.01	$8.19	$(2.18)	(27)%
Oil (Bbls)**	$50.18	$50.82	$(0.64)	(1)%
Liquids (Bbls)**	$33.44	$39.54	$(6.10)	(15)%

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2007	2006	Units	%
Natural Gas (MCF)*	895,000	896,000	(1,000)	0%
Oil (Bbls)**	38,000	36,000	2,000	6%
Liquids (Bbls)**	29,000	30,000	(1,000)	(3)%

	Six months ended		Increase
	March 31,		(Decrease)
	2007	2006	Units	%
Natural Gas (MCF)*	1,822,000	1,788,000	34,000	2%
Oil (Bbls)**	74,000	72,000	2,000	3%
Liquids (Bbls)**	59,000	61,000	(2,000)	(3)%

*              MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**           Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $367,000 (4%) for the three months ended March 31, 2007, as compared to the same period in the prior year, primarily due to a decrease in the price of natural gas, partially offset by an increase in the price received for and the quantity of oil sold.

Oil and natural gas revenues decreased $4,097,000 (19%) for the six months ended March 31, 2007, as compared to the same period in the prior year, primarily due to a decrease in the price of all petroleum products and decreases in net production of natural gas liquids, partially offset by increases in oil and natural gas net production.

Net natural gas production was essentially unchanged for the three months ended March 31, 2007 and increased 2% for the six months ended March 31, 2007, as compared to the same periods in the prior year, primarily as a result of lower royalty rates as a result of decreased natural gas prices; gross natural gas production decreased 7% and 5% in the three and six months ended March 31, 2007, respectively, as compared to the same periods in the prior year, due to natural declines in production from older properties and declines at newer properties due to various operational issues.  Net oil production increased 6% and 3% for the three and six months ended March 31, 2007, respectively, as compared to the same periods in the prior year, due to lower royalty rates.  Net natural gas liquids production decreased 3% in both the three and six months ended March 31, 2007, as compared to the prior year, due largely to declines in production from older properties.

The majority of Barnwell’s oil and natural gas revenues are generated from the sale of natural gas.  Natural gas spot prices decreased in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  If natural gas prices experience a sustained decline, Barnwell’s oil and natural gas revenues will be negatively impacted.

The Alberta Royalty Tax Credit (“ARTC”) program has been discontinued by the Alberta government, effective January 1, 2007.  Accordingly, no ARTC credits were received during the three months ended March 31, 2007.  Credits received by Barnwell under the ARTC program through December 31, 2006 were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.  Credits from the ARTC program totaled $111,000 during the six months ended March 31, 2007, as compared to credits of $107,000 and $214,000 during the three and six months ended March 31, 2006, respectively.

Oil and natural gas operating expenses increased $410,000 (21%) for the three months ended March 31, 2007 and $911,000 (23%) for the six months ended March 31, 2007, as compared to the same periods in the prior year.  Operating expenses increased due to higher utility costs, industry-wide cost pressures which resulted in higher oilfield services costs, and higher than usual workover activity which resulted in higher repairs and maintenance costs.  Oil and natural gas operating expenses also increased due to an increase in the average exchange rate of the Canadian dollar to the U.S. dollar of 1% for the six months ended March 31, 2007, as compared to the same period in the prior year.

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Hualalai Investors, an entity in which Barnwell acquired a 1.5% passive minority interest in fiscal 2007.  In December 2006, Hualalai Investors exercised its development rights option that was scheduled to expire on December 31, 2006 and paid Kaupulehu Developments $2,437,500, representing the balance of its development rights option then due.  In November 2005, Kaupulehu Developments received a payment of $2,875,000 representing payment of the development rights option due on December 31, 2005 of $2,656,250 and a $218,750 portion of its development rights option due on December 31, 2006.

Revenues from these option exercises in December 2006 and November 2005 were reduced by $146,000 and $173,000, respectively, of fees related to the sales, resulting in net revenues of $2,292,000 and $2,702,000, respectively, and operating profits, after minority interest, of $1,791,000 and $2,111,000, respectively.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The $2,292,000 and $2,702,000 of option revenues are recorded in the Condensed Consolidated Statements of Earnings for the six months ended March 31, 2007 and 2006, respectively, as “Sale of development rights, net.”  There were no sales of development rights in the three months ended March 31, 2007 and 2006.  The total amount of remaining future option receipts, if all options are fully exercised, is $10,625,000 as of the date of this filing, comprised of the balance of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

WB KD Acquisition, LLC (“WB”), an unrelated entity, sold a total of three lots from Increment I during the six months ended March 31, 2007.  In December 2006, WB paid Kaupulehu Developments $1,340,000 in Percentage Payments.  The revenue from this Percentage Payment received in December 2006 was reduced by $80,000 of fees.  In March 2007, WB paid Kaupulehu Developments $1,018,000 in Percentage Payments.  The revenue from the Percentage Payment received in March 2007 was reduced by $61,000 of fees.  Accordingly, $957,000 and $2,217,000 of Percentage Payment revenues, net of fees, are recorded in the Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2007, respectively, as “Sale of interest in leasehold land, net.”  In January 2006, WB paid Kaupulehu Developments $2,500,000 in Percentage Payments.  Revenue from the Percentage Payments was reduced by $150,000 of fees.  The $2,350,000 of Percentage Payments revenue, net of fees, is recorded in the Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2006 as “Sale of interest in leasehold land, net.”  There is no assurance that any future payments will be received.

Contract drilling

Contract drilling revenues and costs decreased $567,000 (31%) and $248,000 (19%), respectively, for the three months ended March 31, 2007, as compared to the same period in the prior year, due to a decrease in the amount of work performed and the values and margins of contracts performed in the current year period.  The contract drilling segment generated a $130,000 operating profit before general and administrative expenses in the three months ended March 31, 2007, a decrease of $327,000 as compared to a $457,000 operating profit before general and administrative expenses in the same period of the prior year.

Contract drilling revenues and costs decreased $1,303,000 (36%) and $536,000 (20%), respectively, for the six months ended March 31, 2007, as compared to the same period in the prior year, due to a decrease in the amount of work performed and the values and margins of contracts performed in the current year period.  The contract drilling segment generated a $140,000 operating profit before general and administrative expenses in the six months ended March 31, 2007, a decrease of $783,000 as compared to a $923,000 operating profit before general and administrative expenses for the six months ended March 31, 2006.

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

Gain on sale of drill rig

Barnwell sold a drill rig in December 2005 for $712,000, net of costs associated with the sale, and recognized a pre-tax gain of $700,000; there was no such sale in the three months ended March 31, 2006 or in the three and six months ended March 31, 2007.  The drill rig was identical to one of Barnwell’s other drill rigs and was originally purchased to drill geothermal wells.

General and administrative expenses

General and administrative expenses decreased $465,000 (17%) and $453,000 (7%) for the three and six months ended March 31, 2007, respectively, as compared to the same periods in the prior year.  For the three months ended March 31, 2007, the decrease was primarily attributable to i) decreased stock appreciation rights expense of $144,000 due to fluctuations in Barnwell’s stock price, partially offset by an increase in the number of shares vested; ii) decreased incentive compensation costs of $102,000; and iii) increased oil and natural gas joint venture administrative expense reimbursements of $157,000.  For the six months ended March 31, 2007, the decrease was primarily attributable to i) decreased stock appreciation rights expense of $326,000 due to fluctuations in Barnwell’s stock price, partially offset by an increase in the number of shares vested; and ii) decreased incentive compensation costs of $396,000.  These decreases were partially offset by increased costs for professional services of $185,000 and increased compensation costs of $86,000.  The increase in professional fees was related to legal services, primarily related to the land segment, land segment consulting services, and consulting services related to oil and gas leases.

General and administrative expenses include fees paid to Nearco, Inc., an entity controlled by Mr. Terry Johnston, a director of Barnwell and an indirect 20.6% owner of Kaupulehu Developments, for consulting services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco, Inc. totaled $18,000 and $60,000 in the three and six months ended March 31, 2007, respectively, and $17,000 and $43,000 in the three and six months ended March 31, 2006, respectively.  Barnwell believes the fees are fair and reasonable compensation for such services.

Depletion, depreciation and amortization

Depletion, depreciation and amortization increased $405,000 (15%) for the three months ended March 31, 2007, as compared to the same period in the prior year, due primarily to an increase in the depletion rate from $2.04 per MCF equivalent to $2.35 per MCF equivalent (where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents).

Depletion, depreciation and amortization increased $1,085,000 (20%) for the six months ended March 31, 2007, as compared to the same period in the prior year, due primarily to an increase in the depletion rate from $1.99 per MCF equivalent to $2.38 per MCF equivalent (where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents).  The increase was also attributable to a 1% increase in net production in MCF equivalent for the six month period ended March 31, 2007, as compared to the same period in the prior year.

The higher depletion rate is due to increases in Barnwell’s cost of finding and developing proven reserves, and development costs that are incurred to maintain or increase rates of production from reserves found in previous years.  Barnwell’s cost of finding and developing proven reserves has increased as a result of industry-wide increases in the cost of oil and natural gas exploration and development, which have increased along with product prices, and the drilling of unsuccessful wells.

Interest expense

Interest expense increased $12,000 (5%) and $37,000 (9%) for the three and six months ended March 31, 2007, respectively, as compared to the same periods in the prior year.  The increases were primarily due to higher average interest rates on the Royal Bank of Canada credit facility and interest accrued on a $1,400,000 loan obtained during the current quarter; Barnwell did not have such a loan during the period year period.  See further discussion on the $1,400,000 loan in Note 8, “Long-term Debt,” in the “Notes to Condensed Consolidated Financial Statements.”

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

Included in the provisions for income taxes for the three and six months ended March 31, 2006 are the recognition of deferred income tax benefits of $1,960,000 and $4,130,000, respectively, due to a reduction in the valuation allowance for foreign tax credit carryforwards.  The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the three months ended December 31, 2005, coupled with Kaupulehu Developments’ receipt of proceeds related to Increment I in January 2006, resulted in the determination that it was more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law would exceed taxable income from Canadian operations under Canadian tax law to a degree that would result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes.  During the quarter ended March 31, 2006, Canadian oil and natural gas capital expenditures accelerated further than previously projected and together with Barnwell’s revised estimates based on revised pricing forecasts from Barnwell’s independent petroleum engineers, resulted in an upward revision of the projected Canadian oil and natural gas capital expenditures for fiscal 2006 and future years.  This increase resulted in a $1,960,000 upward revision of the estimated amount of foreign tax credit carryforwards that are expected to be realized in the quarter ended March 31, 2006.  This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law.  At March 31, 2007, foreign tax credit carryforwards totaled $953,000 and expire in fiscal 2013; management currently estimates that all of the foreign tax credit carryforwards will be utilized before expiration.  There was no such reduction in the valuation allowance for foreign tax credit carryforwards in the three or six months ended March 31, 2007.

Foreign currency fluctuations and other comprehensive income

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 1% in the three months ended March 31, 2007 and increased 1% in the six months ended March 31, 2007 as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 3% at March 31, 2007, as compared to September 30, 2006, and increased 1% at March 31, 2007 as compared to December 31, 2006.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2007 was $279,000, a $302,000 increase from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $23,000 for the same period in the prior year.  Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2007 was $1,042,000, an increase of $953,000 as compared to other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $89,000 in the same period of the prior year.

Foreign currency transaction gains and losses were not material in the three and six months ended March 31, 2007 and 2006 and are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Share-based compensation

Effective October 1, 2005, Barnwell adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment,” for its share-based compensation plans.  The fair value of options was determined utilizing a closed-form model.  Option pricing models require the input of subjective assumptions, including the expected life of the options or stock appreciation rights, price volatility of the underlying stock, and expected dividend rates.  Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules.  Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.  Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.  Total share-based compensation for all awards was a $390,000 benefit for the three months ended March 31, 2007 and an $887,000 expense

for the six months ended March 31, 2007.   Total share-based compensation for all awards was a $231,000 benefit for the three months ended March 31, 2006 and a $1,252,000 expense for the six months ended March 31, 2006.  These amounts are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.  If actual results or future changes in estimates differ significantly from current estimates, share-based compensation could increase or decrease.  For further discussion of share-based compensation, refer to Note 3, “Share-Based Payments” in the “Notes to Condensed Consolidated Financial Statements.”

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash flows provided by operations totaled $4,969,000 for the six months ended March 31, 2007, a $6,840,000 (58%), decrease from cash flows provided by operations of $11,809,000 for the same period in the prior year.  This decrease was due primarily to a decrease in operating profit generated by Barnwell’s oil and natural gas segment.

Net cash used in investing activities increased $2,646,000 (33%) to $10,755,000 during the six months ended March 31, 2007, as compared to $8,109,000 during the same period of the prior year.  Cash outflows from investing activities increased primarily due to Barnwell’s investment of $2,475,000, net of a return of capital, to acquire a 1.5% passive minority interest in a joint venture, investment of $1,400,000 for lot acquisition rights in the Kaupulehu uplands area, and investment of $1,400,000 for an initial deposit to acquire seven residential parcels in the Lot 4A Increment I area.  No such investments were made during the six month period ended March 31, 2006.  The increase in cash outflows from investing activities was partially offset by a $5,604,000 (37%) decrease in capital expenditures to $9,490,000 during the six months ended March 31, 2007, as compared to $15,094,000 in the same period of the prior year.  The decrease in capital expenditures was primarily attributable to Barnwell’s oil and natural gas segment.  Cash inflows from investing activities also decreased due to a $543,000 decrease in proceeds from land segment sales, net of expenses, during the six months ended March 31, 2007, as compared to the same period in the prior year. Additionally, Barnwell received $712,000 of proceeds, net of associated costs, from the sale of a drill rig and $1,000,000 of proceeds from the maturity of certificates of deposit in the six months ended March 31, 2006; there were no such proceeds received in the six months ended March 31, 2007.

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $4,986,000 and $9,419,000, for the three and six months ended March 31, 2007, respectively, as compared to $8,333,000 and $14,861,000 during the three and six months ended March 31, 2006, respectively.  Barnwell participated in the drilling of 14 gross (2.6 net) wells in Canada during the three months ended March 31, 2007, as compared to the nine gross (2.8 net) wells drilled during the three months ended March 31, 2006.  Of these 14 gross wells, 12 gross (1.6 net) wells are currently considered to be successful, one gross (0.5 net) well is a potential well awaiting evaluation, and one gross (0.5 net) well was not successful.  All wells were drilled in Alberta and Barnwell’s average working interest in these wells is 19%.  Barnwell initiated four (1.8 net) of the 14 gross wells drilled during the three months ended March 31, 2007.  During the six months ended March 31, 2007, Barnwell participated in the drilling of a total of 24 gross (5.3 net) wells of which 22 gross (4.4 net) wells appear to be successful or are currently being evaluated, one gross (0.5 net) well was not successful, and one gross (0.4 net) well is not likely to be commercial at this time.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Management estimates that oil and natural gas capital expenditures for fiscal 2007 will range from $13,500,000 to $14,500,000.

Cash flows provided by financing activities totaled $668,000 for the six months ended March 31, 2007 as compared to $1,538,000 of cash used in financing activities in the same period of the prior year.  This variance was primarily due to $1,300,000 in additional borrowings on the Royal Bank of Canada credit facility and a $1,400,000 loan used to finance deposits on seven residential parcels in the Lot 4A Increment I area.  The variance is also attributable to the payment of $1,227,000 in dividends during the six months ended March 31, 2007, a $615,000 increase as compared to $612,000 during the same period of the prior year.

In December 2006, Barnwell declared a cash dividend of $0.10 per share payable January 15, 2007 to stockholders of record on December 28, 2006.

In February 2007, Barnwell declared a cash dividend of $0.05 per share payable March 15, 2007 to stockholders of record on March 1, 2007.

At March 31, 2007, Barnwell had $7,358,000 in cash and cash equivalents, and approximately $4,447,000 of available credit under its credit facility with the Royal Bank of Canada.

Barnwell believes its current cash balances, future cash flows from operations, land segment proceeds from the sale of development rights and percentage of sales payments, and available credit will be sufficient to fund its estimated capital expenditures and operations for at least the next 12 months and fund scheduled debt repayments and settle incentive compensation liabilities in cash if necessary.  However, if the cash inflows discussed above do not occur on a timely basis or are less than current expectations, and/or if Barnwell’s credit facility with a Canadian bank is reduced below the current level of borrowings under the facility after the April 2008 review, Barnwell may be required to reduce expenditures or seek alternative sources of financing to make any required cash outflows.  As discussed in Note 5, “Deposits on Residential Parcels,” in the “Notes to Condensed Consolidated Financial Statements,” Barnwell, through its 80%-owned joint venture, has secured the right to purchase residential parcels on which it intends to develop turnkey single-family homes.  As of the date of this filing, Barnwell believes proceeds from the future sale of the parcels acquired to date would be sufficient to repay the balance of loan borrowings as of the date of this filing.  If Barnwell acquires the remaining five residential lots, future cash outflows will be as follows: $4,356,000 for 2 parcels in October 2007; and $6,534,000 for 3 parcels in April 2008.  As of the date of this filing, Barnwell has not yet secured financing for these potential future cash outflows.

In May 2007, Barnwell declared a cash dividend of $0.05 per share payable June 15, 2007 to stockholders of record on June 1, 2007.

Contractual Obligations

Barnwell’s credit facility at the Royal Bank of Canada, a Canadian bank, was renewed in May 2007 for $20,000,000 Canadian dollars, or approximately US$17,350,000 at March 31, 2007 exchange rates.  Borrowings under this facility were US$12,903,000 at March 31, 2007 and are included in long-term debt.  At March 31, 2007, Barnwell had unused credit available under this facility of approximately US$4,447,000.  The facility is available in U.S. dollars at the London Interbank Offer Rate plus 1.5%, at U.S. prime plus 0.25%, or in Canadian dollars at Canadian prime plus 0.25%.  A standby fee of 0.25% per annum is charged on the unused facility balance.

As discussed in Note 5, “Deposits on Residential Parcels,” in the “Notes to Condensed Consolidated Financial Statements,” Barnwell, through its 80%-owned real estate joint venture (the “Venture”), made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC (“WB”), an unrelated entity, during the three months ended March 31, 2007.  Each lot under contract has a purchase price of $2,378,000 and the deposit for each lot will be applied to the purchase price of each lot.  On April 30, 2007, the Venture purchased two of the aforementioned parcels and paid a total of $4,356,000 for the balance of the purchase price of those parcels.  The purchase of two additional lots is scheduled to close in October 2007 and the purchase of the remaining three lots is scheduled to close in April 2008.  If any of the parcels are not purchased as per the terms of the purchase contract, the deposit related to any such parcels will be forfeited and Barnwell will incur an expense as a result of the write-off of the forfeited deposits.  As of the date of this filing, the Venture is negotiating agreements with a project management company, an entity controlled by Mr. Johnston, and a building contractor for home building services for the Venture’s lots.  It is anticipated that a material portion of such agreements will be that each such service provider will receive 20% of the profit on the sale of each lot on which a house is constructed.  In addition, the Venture intends to enter into contracts, one with the project management company, an entity controlled by Mr. Johnston, and one with the building contractor, wherein each will be granted the right to purchase from WB one of the five additional lots the Venture has agreed to acquire.  It is anticipated that any such agreement will specify the lot that will be acquired by such service provider and require such service provider to reimburse the Venture for both the $200,000 deposit on such lot and interest costs incurred by the Venture related to the initial deposit on such lot.

As discussed in Note 8, “Long-term Debt,” in the “Notes to Condensed Consolidated Financial Statements,” Barnwell, through its 80%-owned Venture, financed the initial deposits on seven residential parcels via a $1,400,000 loan from a financial institution.  The loan bore interest at a rate of 7% and was guaranteed jointly and severally by Barnwell and Mr. Terry Johnston.  In April 2007, the Venture obtained a $7,500,000 credit facility from the same financial institution for the purpose of refinancing the $1,400,000 loan and to finance the acquisition of and a portion of the initial home construction on two of the aforementioned parcels.  The credit facility reduces to $5,000,000 in April 2008 and is due in total in June 2008.  As of the date of this filing, the interest rate on the credit facility is a floating rate equal to the 1-month London Interbank Offer Rate plus 1.75%.  The credit facility is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston and is collateralized by future development rights option payments pledged by Kaupulehu Developments and a pledge not to otherwise pledge the fee simple interest in the two parcels in Increment I.

In March 2007, Barnwell completed an agreement to purchase a contract drilling rig for $731,000, $620,000 of which was financed by a bank loan.  The loan was obtained for a term of five years commencing in April 2007 with payments of $13,000 due monthly at an interest rate of 7.75% and is guaranteed in full by Barnwell.

See further discussion on long-term debt in Note 8 in the “Notes to Condensed Consolidated Financial Statements.”  Additionally, please see the “Notes to Consolidated Financial Statements” in Barnwell’s annual report on Form 10-K for the year ended September 30, 2006 for discussion on other contractual obligations and commitments.

ITEM 3.                                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our exposure to certain market risks.  The term “market risk” refers to the risk of loss arising from adverse fluctuations in commodity prices, interest rates and foreign currency exchange rates.  This forward-looking information provides indicators of how we view our exposures to certain market risks.

Commodity Price Market Risk

Realized pricing of our oil, natural gas and natural gas liquids (“NGL”) production is primarily driven by the prevailing worldwide price for crude oil and North American spot market prices applicable to our Canadian natural gas and NGL production.  Pricing for oil, natural gas and NGL production has historically been volatile and unpredictable, and such volatility is expected to continue.  Essentially all of Barnwell’s oil and natural gas revenue were from products sold at spot prices.  Barnwell has not entered into hedging or other transactions utilizing derivative or other commodity instruments, and as such Barnwell does not bear material commodity price market risk related to such instruments.

Interest Rate Market Risk

Barnwell is exposed to changes in U.S. and Canadian interest rates, primarily resulting from its borrowing activities used to fund operations and maintain liquidity.  Barnwell has a revolving credit facility which carries a variable interest rate tied to market indices.  The credit facility, which was amended in May 2007, is available in U.S. dollars at the London Interbank Offer Rate (“LIBOR”) plus 1.5%, at U.S. prime plus 0.25%, or in Canadian dollars at Canadian prime plus 0.25%.  In each of the last three fiscal years, Barnwell has borrowed at either the one month LIBOR rate plus 2% or the floating prime rate plus 1%.  Based on the amount of outstanding debt under our credit facility on September 30, 2006, a 1% increase in our average interest rate would result in a decrease in our annual pre-tax net income of approximately $117,000.  As Barnwell’s interest rate follows changes in market interest rates within a period of approximately one month and as Barnwell has not entered into hedging or other transactions utilizing derivative or other financial instruments, Barnwell does not bear material interest rate market risk related to such instruments.

Foreign Currency Exchange Market Risk

Barnwell’s oil and natural gas operations are conducted in Canada.  Barnwell has not entered into hedging or other transactions utilizing derivative or other foreign exchange instruments, and as such Barnwell does not bear material foreign currency exchange market risk related to such instruments.

ITEM 4.                                   CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2007, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.                          RISK FACTORS

There have been no material changes from the risk factors disclosed in our most recent annual report on Form 10-K, except for the additional risk factors described below.

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

We may need additional financing to fund our property acquisition and homebuilding activities, and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate our business as planned, which could adversely affect our results of operations and future growth.

As discussed in Note 5, “Deposits on Residential Parcels,” in the “Notes to Condensed Consolidated Financial Statements,” Barnwell, through its 80%-owned real estate joint venture (the “Venture”), made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC, an unrelated entity, during the three months ended March 31, 2007.  Each lot under contract has a purchase price of $2,378,000 and the deposit for each lot will be applied to the purchase price of each lot.  On April 30, 2007, the Venture purchased two of the aforementioned parcels and paid a total of $4,356,000 for the balance of the purchase price of those parcels.  The purchase of two additional lots is scheduled to close in October 2007 and the purchase of the remaining three lots is scheduled to close in April 2008.

The real estate development industry is capital intensive, and homebuilding requires significant up-front expenditures to acquire land and begin development.  Accordingly, we will incur substantial indebtedness to finance our homebuilding activities.  Although we believe that internally generated funds and borrowing capacity under our credit facilities will be sufficient to fund our capital and other expenditures (including land acquisition, development and construction activities), the amounts available from such sources may not be adequate to meet our needs.  If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including additional bank financing and/or securities offerings.  The amount and types of indebtedness which we may incur are limited by the terms of the agreements governing our existing debt.  In addition, the availability of borrowed funds to be utilized for land acquisition, development and construction, may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans.  The failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.  Further, if we are unable to obtain sufficient capital and thus are unable to purchase the remaining parcels when due, we may be required to forfeit the remaining balance of the initial deposits and write off the carrying cost of such deposits.

Because of the cyclical nature of the homebuilding industry, changes in general economic, real estate construction or other business conditions could adversely affect our business or our financial results.

The residential homebuilding industry historically has been cyclical and is sensitive to changes in economic conditions such as employment levels, consumer confidence, consumer income, availability of financing and interest rate levels.  Adverse changes in any of these conditions generally, or in the market in which we operate, could decrease demand and pricing for new homes in these areas or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a reduction in our revenues or deterioration of our margins.

Our operating results from homebuilding are expected to be variable.

Due to the cyclical nature of the real estate development industry, we expect to experience variability in our future operating results on a quarterly and an annual basis.  Factors expected to contribute to this variability include, among other things:

•                                          the timing of land acquisitions and zoning and other regulatory approvals;

•                                          the timing of home closings, land sales and level of home sales;

•                                          our ability to continue to acquire additional land or options thereon on acceptable terms;

•                                          the condition of the real estate market and the general economy; and

•                                          delays in construction due to natural disasters, adverse weather, reduced contractor availability and strikes.

For example, the timing of land acquisitions, zoning and other regulatory approvals impacts our ability to pursue the development of new housing projects in accordance with our business plan. If the timing of land acquisitions or zoning or regulatory approvals is delayed, we will be delayed in our ability to develop housing projects, which would likely decrease our backlog.  Furthermore, these delays could result in a decrease in our revenues and earnings for the periods in which the delays occur and possibly subsequent periods until the planned housing projects can be completed.  A delay in a significant number of home closings or land sales due to natural disasters, adverse weather, contractor availability or strikes would have a similar impact on revenues and earnings for the period in which the delays occur.  Further, revenues may increase in subsequent periods over what would normally be expected as a result of increased home closings as the delays described above are resolved.

Changes in the government regulations applicable to homebuilders could restrict our business activities, increase our operating expenses and cause our revenues to decline.

Regulatory requirements applicable to homebuilders could cause us to incur significant liabilities and operating expenses and could restrict our business activities.  We are subject to local, state and federal statutes and rules regulating, among other things certain developmental matters, building and site design, and matters concerning the protection of worker health and safety, and the environment.  Our operating expenses may be increased by governmental regulations, such as building permit allocation ordinances, impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements.  Other governmental regulations, such as building moratoriums and “no growth’’ or “slow growth’’ initiatives, which may be adopted in communities which have developed rapidly, may cause delays in our home projects or otherwise restrict our business activities resulting in reductions in our revenues.  Any delay or refusal to grant us necessary licenses, permits or approvals from government agencies could cause substantial increases to development costs or cause us to abandon the project and to sell the affected land at a potential loss, which in turn could harm our operating results.

Our real estate development segment is dependent on the continued availability and satisfactory performance of our building contractors, which, if unavailable, could have a material adverse effect on our business.

We will conduct our construction operations through unaffiliated building contractors.  As a consequence, we depend on the continued availability of and satisfactory performance by the contractors for the construction of our homes.  There may not be sufficient availability of and satisfactory performance by the contractors.  If the contractors’ quality of work is not sufficient to assist us in home construction, our ability to construct homes on the schedule we have planned would be affected.  This could result in an increase in our costs to construct homes in a timely manner, which could result in an increase in our overall costs and thus a decline in our margins and in our net income.  Further, non-timely completion of work could affect our ability to sell homes based upon our projected timeline thus possibly affecting our ability to obtain additional financing to continue our homebuilding efforts.

Labor and material shortages could delay or increase the cost of home construction and reduce our sales and earnings.

The homebuilding business has from time to time experienced building material and labor shortages, as well as shortages of materials and volatility in the prices of certain materials, including lumber, framing, drywall and cement, which are significant components of home construction costs.  These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the area in which we operate experiences natural disasters that have a significant impact on existing residential and commercial structures.  Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could harm our operating results.

Our financial condition and results of operations may be adversely affected by a decrease in the value of our land inventory, as well as by the associated carrying costs.

The risk of owning developed and undeveloped land can be substantial for homebuilders. Homebuilding requires that we acquire land for replacement and expansion of land inventory within our existing and new markets.  The risks inherent in purchasing and developing land increase as consumer demand for housing decreases.  Thus, we may have bought and developed land which we cannot profitably sell or on which we cannot profitably build and sell homes.  The market value of land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic market conditions.  It is possible that the measures we employ to manage inventory risks will not be successful and as a result our operations may suffer.  In addition, inventory carrying costs can be significant and can result in losses in a poorly performing market.  In the event of significant changes in economic or market conditions, we may have to sell homes or land inventory at significantly lower margins or at a loss.

Severe weather and other natural conditions or disasters may disrupt or delay construction and may impair the value of our real estate property.

Severe weather and other natural conditions or disasters, such as, but not limited to, earthquakes, landslides, hurricanes, tornadoes, volcanic activity, droughts, floods, and heavy or prolonged rain can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and to unsold homes.  Further, these conditions can delay home closings, adversely affect the cost or availability of materials or labor, or impair the value of the property on a temporary or permanent basis.

The homebuilding industry is highly competitive and, with more limited resources than some of our competitors, we may not be able to compete effectively.

The homebuilding industry is highly competitive.  Homebuilders compete for, among other things, desirable land, financing, raw materials, skilled labor and purchasers.  We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous homebuilders, including some homebuilders with greater financial resources and/or lower costs than us.  Increased competition could also reduce the number of homes we deliver, reducing our revenues, or cause us to accept reduced margins to maintain sales volumes.  A reduction in our revenue or margins due to competitive factors could affect our ability to service our debt, including the credit facilities.

Our debt could adversely affect our financial condition.

As of March 31, 2007, our consolidated debt was $14.9 million.  In the ordinary course of business, we may incur significant additional debt, to the extent permitted by our revolving credit facility and our debt facilities.  The amount of our debt could have important consequences.  For example, it could:

•                                          limit our ability to obtain future financing for working capital, capital expenditures, acquisitions, debt service requirements or other requirements;

•                                          require us to dedicate a substantial portion of our cash flow from operations to payment of our debt and reduce our ability to use our cash flow for other purposes;

•                                          limit our flexibility in planning for, or reacting to, the changes in our business;

•                                          place us at a competitive disadvantage because we have more debt than some of our competitors; and

•                                          make us more vulnerable in the event of a downturn in our business or in general economic conditions.

ITEM 4.                                   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)                                  The 2007 Annual Meeting of Stockholders of the registrant was held on March 7, 2007.

(b)                                 At the 2007 Annual Meeting the following were elected as directors:

Director	For	Withheld
Morton H. Kinzler	6,096,698	1,407,503
Alan D. Hunter	7,483,594	20,607
Erik Hazelhoff-Roelfzema	7,475,747	28,454
Martin Anderson	7,479,794	24,407
Murray C. Gardner	7,483,594	20,607
Alexander C. Kinzler	6,117,653	1,386,548
Terry Johnston	7,291,545	212,656
Russell M. Gifford	7,400,428	103,773
Diane G. Kranz	7,472,331	31,870
Kevin K. Takata	7,485,768	18,433
Ahron H. Haspel	7,401,159	103,042

ITEM 6.                                   EXHIBITS

Page
Exhibit No. 31.1 — Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	50
Exhibit No. 31.2 — Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	51
Exhibit No. 32 — Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	52

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: May 11, 2007	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary