Form 10-Q
period 2007-06-30
BARNWELL INDUSTRIES INC
filed 2007-08-14
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                               Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐  No  ☒

As of August 10, 2007 there were 8,234,660 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                   FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	September 30,
	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,617,000	$11,972,000
Accounts receivable, net	6,830,000	5,965,000
Deferred income taxes	2,849,000	4,173,000
Current taxes receivable	871,000	1,787,000
Other current assets	1,527,000	1,441,000
TOTAL CURRENT ASSETS	18,694,000	25,338,000

DEPOSITS ON RESIDENTIAL PARCELS	1,000,000	—

RESIDENTIAL LOTS UNDER DEVELOPMENT	4,835,000	—

INVESTMENT IN JOINT VENTURES	2,765,000	—

INVESTMENT IN LAND INTERESTS	1,450,000	50,000

PROPERTY AND EQUIPMENT	186,716,000	166,414,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(101,640,000)	(87,247,000)
PROPERTY AND EQUIPMENT, NET	85,076,000	79,167,000

TOTAL ASSETS	$113,820,000	$104,555,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,047,000	$3,628,000
Accrued capital expenditures	1,851,000	4,832,000
Accrued stock appreciation rights	2,230,000	3,326,000
Accrued incentive plan costs	1,826,000	1,650,000
Other accrued compensation costs	2,133,000	4,096,000
Drilling advances	743,000	1,971,000
Current portion of long-term debt	976,000	—
Other current liabilities	4,158,000	2,609,000
TOTAL CURRENT LIABILITIES	18,964,000	22,112,000

LONG-TERM DEBT	18,719,000	11,735,000

ASSET RETIREMENT OBLIGATION	4,409,000	3,753,000

DEFERRED INCOME TAXES	17,583,000	16,350,000

MINORITY INTEREST	549,000	—

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share:
Authorized, 20,000,000 shares;
8,236,560 issued at June 30, 2007,
8,169,060 issued at September 30, 2006	4,118,000	4,085,000
Additional paid-in capital	379,000	144,000
Retained earnings	45,000,000	43,524,000
Accumulated other comprehensive income, net	4,139,000	2,852,000
Treasury stock, at cost, 1,900 shares at June 30, 2007	(40,000)	—
TOTAL STOCKHOLDERS’ EQUITY	53,596,000	50,605,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,820,000	$104,555,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Oil and natural gas	$9,342,000	$8,577,000	$26,370,000	$29,702,000
Contract drilling	1,747,000	1,039,000	4,092,000	4,687,000
Sale of interest in leasehold land, net	402,000	7,287,000	2,619,000	9,637,000
Sale of development rights, net	—	—	2,292,000	2,702,000
Gas processing and other	322,000	244,000	871,000	787,000
Gain on sale of drill rig	—	—	—	700,000
	11,813,000	17,147,000	36,244,000	48,215,000
Costs and expenses:
Oil and natural gas operating	2,576,000	1,968,000	7,407,000	5,888,000
Contract drilling operating	1,579,000	926,000	3,677,000	3,560,000
General and administrative	2,300,000	4,085,000	8,250,000	10,488,000
Depreciation, depletion and amortization	3,373,000	3,029,000	9,762,000	8,333,000
Interest expense	282,000	219,000	738,000	638,000
Minority interest in earnings	39,000	1,794,000	903,000	2,786,000
	10,149,000	12,021,000	30,737,000	31,693,000

Earnings before income taxes	1,664,000	5,126,000	5,507,000	16,522,000

Income tax provision	921,000	2,094,000	2,392,000	3,727,000

NET EARNINGS	$743,000	$3,032,000	$3,115,000	$12,795,000

BASIC EARNINGS
PER COMMON SHARE	$0.09	$0.37	$0.38	$1.57

DILUTED EARNINGS
PER COMMON SHARE	$0.09	$0.35	$0.36	$1.47

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,224,605	8,169,060	8,196,030	8,169,060
DILUTED	8,613,386	8,738,768	8,630,606	8,720,846

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$3,115,000	$12,795,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	9,762,000	8,333,000
Minority interest in earnings	903,000	2,786,000
Deferred income taxes	746,000	(881,000)
Accretion of asset retirement obligation	176,000	138,000
Asset retirement obligation payments	(109,000)	(38,000)
Share-based compensation, net of payments	(982,000)	1,017,000
Gain on sale of drill rig	—	(700,000)
Sale of development rights, net	(2,292,000)	(2,702,000)
Sale of interest in leasehold land, net	(2,619,000)	(9,637,000)
Additions to residential lots under development	(4,835,000)	—
(Decrease) increase from changes in current assets and liabilities	(599,000)	1,878,000
Net cash provided by operating activities	3,266,000	12,989,000

Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net	2,619,000	12,620,000
Proceeds from sale of development rights, net	2,292,000	2,702,000
Return of capital distribution from joint venture	525,000	—
Proceeds from gas over bitumen royalty adjustments	160,000	301,000
Proceeds from matured certificates of deposit	—	1,300,000
Proceeds from sale of drill rig	—	712,000
Deposits on residential parcels	(1,000,000)	—
Purchase of lot acquisition rights	(1,400,000)	—
Investment in joint ventures	(3,290,000)	—
Capital expenditures - oil and gas	(13,223,000)	(21,058,000)
Capital expenditures - all other	(494,000)	(320,000)
Net cash used in investing activities	(13,811,000)	(3,743,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	7,168,000	—
Contributions from minority interest partner	558,000	—
Proceeds from exercise of stock options	168,000	—
Repayments of long-term debt	(25,000)	—
Distributions to minority interest partners	(912,000)	(3,095,000)
Payment of dividends	(1,639,000)	(1,021,000)
Net cash provided by (used in) financing activities	5,318,000	(4,116,000)
Effect of exchange rate changes on cash and cash equivalents	(128,000)	185,000
Net (decrease) increase in cash and cash equivalents	(5,355,000)	5,315,000
Cash and cash equivalents at beginning of period	11,972,000	5,492,000
Cash and cash equivalents at end of period	$6,617,000	$10,807,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Three months ended June 30, 2007 and 2006
(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity
Balance at March 31, 2006	8,169,060	$4,085,000	$82,000		$39,468,000	$1,535,000	$—	$45,170,000

Share-based compensation costs			31,000					31,000

Dividends declared, $0.05 per share					(409,000)			(409,000)

Comprehensive income:
Net earnings				$3,032,000	3,032,000			3,032,000
Other comprehensive income — foreign currency translation adjustments, net of $558,000 of taxes				1,415,000		1,415,000		1,415,000
Total comprehensive income				$4,447,000
At June 30, 2006	8,169,060	$4,085,000	$113,000		$42,091,000	$2,950,000	$—	$49,239,000

Balance at March 31, 2007	8,217,160	$4,110,000	$261,000		$44,669,000	$1,810,000	$(40,000)	$50,810,000

Exercise of stock options, 17,500 shares	17,500	8,000	101,000					109,000

Share-based compensation costs			17,000					17,000

Dividends declared, $0.05 per share					(412,000)			(412,000)

Comprehensive income:
Net earnings				$743,000	743,000			743,000
Other comprehensive income — foreign currency translation adjustments, net of $1,797,000 of taxes				2,329,000		2,329,000		2,329,000
Total comprehensive income				$3,072,000
At June 30, 2007	8,234,660	$4,118,000	$379,000		$45,000,000	$4,139,000	$(40,000)	$53,596,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
Nine months ended June 30, 2007 and 2006
(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity
Balance at September 30, 2005	8,169,060	$4,085,000	$—		$30,317,000	$1,624,000	$—	$36,026,000

Share-based compensation costs			113,000					113,000

Dividends declared, $0.125 per share					(1,021,000)			(1,021,000)

Comprehensive income:
Net earnings				$12,795,000	12,795,000			12,795,000
Other comprehensive income — foreign currency translation adjustments, net of $476,000 of taxes				1,326,000		1,326,000		1,326,000
Total comprehensive income				$14,121,000
At June 30, 2006	8,169,060	$4,085,000	$113,000		$42,091,000	$2,950,000	$—	$49,239,000

Balance at September 30, 2006	8,169,060	$4,085,000	$144,000		$43,524,000	$2,852,000	$—	$50,605,000

Exercise of stock options, 67,500 shares net of 1,900 shares tendered and placed in treasury	65,600	33,000	175,000				(40,000)	168,000

Share-based compensation costs			60,000					60,000

Dividends declared, $0.20 per share					(1,639,000)			(1,639,000)

Comprehensive income:
Net earnings				$3,115,000	3,115,000			3,115,000
Other comprehensive income — foreign currency translation adjustments, net of $1,220,000 of taxes				1,287,000		1,287,000		1,287,000
Total comprehensive income				$4,402,000
At June 30, 2007	8,234,660	$4,118,000	$379,000		$45,000,000	$4,139,000	$(40,000)	$53,596,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             BASIS OF PRESENTATION

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries, including an indirect 77.6%-owned land investment general partnership and two 80%-owned joint ventures (collectively referred to herein together with its subsidiaries as “Barnwell,” “we,” “our,” “us,” or the “Company”).  All significant intercompany accounts and transactions have been eliminated.  Investments in companies over which Barnwell has the ability to exercise significant influence, but not control, are accounted for using the equity method.

Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

Unaudited Interim Financial Information

The Condensed Consolidated Balance Sheet as of June 30, 2007, the Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2007 and 2006, the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and 2006, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and nine months ended June 30, 2007 and 2006 have been prepared by Barnwell and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2007 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2006 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2006 annual report on Form 10-K.  The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Oil and Natural Gas Properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin Topic 12D.  Depletion is computed using the units-of-production method whereby capitalized costs, net of salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.  At June 30, 2007 and September 30, 2006, Barnwell had no investments in major oil and natural gas development projects that were not being depleted.  General and administrative costs related to oil and natural gas operations are expensed as incurred.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

Revenues associated with the sale of oil, natural gas and natural gas liquids are recognized in the Condensed Consolidated Statements of Earnings when the oil, natural gas and natural gas liquids are delivered and title has passed to the customer.

Barnwell’s sales reflect its gross working interest share.  Barnwell’s production is delivered and sold at the plant gate and Barnwell does not hold any transportation contracts with pipelines.  Additionally, Barnwell does not have contractual obligations related to the physical amount of natural gas to be delivered nor does Barnwell have natural gas imbalances related to natural gas-balancing arrangements with its partners.

Investment in Land Interests

Barnwell accounts for sales of development rights under option and the Increment I and Increment II leasehold land interest sales under the full accrual method pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.”

Gains from such sales are recognized when the buyer’s investments are adequate to demonstrate a commitment to pay for the property, risks and rewards of ownership have been transferred to the buyer, and Barnwell does not have a substantial continuing involvement with the property sold.  The cash proceeds received by Barnwell for the sales of development rights and leasehold land interests were adequate to demonstrate a commitment to pay for the property, and Barnwell conveyed the related development rights and leasehold land interests upon consummation of the sales with no substantial continuing involvement with the property.  With regard to the sales of Increment I and Increment II leasehold land interests, in accordance with SFAS No. 66, the percentage of sales payments are contingent future profits which will be recognized when they are realized, and all costs of the sales were recognized at the time of sale and none were deferred to future periods when any contingent profits will be recognized.  Costs incurred for the acquisition and improvement of leasehold land interests and lot acquisition rights not yet sold are included in the Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests.”  Investment in land interests is reported at the lower of the asset carrying value or fair value, less costs to sell, and is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

2.             EARNINGS PER COMMON SHARE

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  The weighted-average number of common shares outstanding was 8,224,605 and 8,196,030 for the three and nine months ended June 30, 2007, respectively, and 8,169,060 for the three and nine months ended June 30, 2006.

Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and securities that are convertible to common shares.  The weighted-average number of common shares and dilutive potential common shares outstanding was 8,613,386 and 8,630,606 for the three and nine months ended June 30, 2007, respectively, and 8,738,768 and 8,720,846 for the three and nine months ended June 30, 2006, respectively.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the three and nine months ended June 30, 2007 and 2006 are as follows:

	Three months ended June 30, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$743,000	8,224,605	$0.09

Effect of dilutive securities - common stock options	—	388,781

Diluted earnings per share	$743,000	8,613,386	$0.09

	Nine months ended June 30, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$3,115,000	8,196,030	$0.38

Effect of dilutive securities - common stock options	—	434,576

Diluted earnings per share	$3,115,000	8,630,606	$0.36

	Three months ended June 30, 2006
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$3,032,000	8,169,060	$0.37

Effect of dilutive securities - common stock options	—	569,708

Diluted earnings per share	$3,032,000	8,738,768	$0.35

	Nine months ended June 30, 2006
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$12,795,000	8,169,060	$1.57

Effect of dilutive securities - common stock options	—	551,786

Diluted earnings per share	$12,795,000	8,720,846	$1.47

3.             SHARE-BASED PAYMENTS

Barnwell has outstanding stock options issued to certain employees under both a qualified plan approved by shareholders (the 1998 Stock Option Plan) and non-qualified plans.  The qualified options were granted in accordance with the 1998 Stock Option Plan with an exercise price equal to the closing market price of Barnwell’s stock on the date preceding the date of grant (110% of the closing market price on the date preceding the date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates).  The qualified plan permits the grant of share options to employees for up to 780,000 shares of common stock.  A total of 774,000 share options have been granted under this plan, leaving 6,000 option shares available for grant under the qualified plan at June 30, 2007.  The non-qualified options were granted with an exercise price equal to the closing market price of Barnwell’s stock on the date of grant, vest annually over five years of continuous service, and expire ten years from the date of grant.  The non-qualified options have stock appreciation rights features that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  Barnwell currently has a policy of issuing new shares to satisfy share option exercises under the qualified plan and under the non-qualified plans when the optionee requests shares.

Effective October 1, 2005, Barnwell adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment,” for its share-based compensation plans using the modified prospective method.  Under SFAS No. 123(R), share-based compensation cost is measured at fair value.  Barnwell utilizes a closed-form valuation model to determine the fair value of each option award.  Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options.  The expected terms of the options represent expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior.  The risk-free interest rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.  Expected dividends are based on current and historical dividend payments.  Share-based compensation expense recognized in earnings for the three and nine months ended June 30, 2007 and 2006 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.

Equity-classified Awards

Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three and nine months ended June 30, 2007 is presented below:

Three months ended June 30, 2007
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at April 1, 2007	406,000	$5.73
Granted	—
Exercised	(17,500)	$6.26
Forfeited/Expired	—
Outstanding at June 30, 2007	388,500	$5.71	3.2	$5,864,000

Exercisable at June 30, 2007	283,500	$4.40	3.0	$4,649,000

Nine months ended June 30, 2007
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2006	456,000	$5.32
Granted	—
Exercised	(67,500)	$3.09
Forfeited/Expired	—
Outstanding at June 30, 2007	388,500	$5.71	3.2	$5,864,000

Exercisable at June 30, 2007	283,500	$4.40	3.0	$4,649,000

Total share-based compensation expense for equity-classified awards vested in the three and nine months ended June 30, 2007 was $17,000 and $60,000, respectively, as compared to $31,000 and $113,000 during the three and nine months ended June 30, 2006, respectively.  There was no impact on income taxes as the expense relates to qualified options.

During the three months ended June 30, 2007, 17,500 stock options were exercised by executive officers resulting in an $8,000 increase in common stock and a $101,000 increase in additional paid-in capital.  Additionally, during the nine months ended June 30, 2007, 30,000 stock options were exercised by non-executive officers resulting in a $15,000 increase in common stock and a $44,000 increase in additional paid-in capital.  Also during the nine months ended June 30, 2007, 20,000 stock options were exercised by a non-executive officer by tendering 1,900 shares of Barnwell stock at an average market value of $21.09 per share, resulting in a $10,000 increase in common stock, a $30,000 increase in additional paid-in capital and a $40,000 increase in treasury stock.

Liability-classified Awards

Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.

The following assumptions were used in estimating fair value for all liability-classified share options previously granted prior to October 1, 2005 and outstanding during the three and nine months ended June 30, 2007 and 2006:

	Three and nine months ended June 30,
	2007	2006

Expected volatility range	32.8% to 36.0%	28.0% to 41.0%
Weighted-average volatility	33.5%	34.5%
Expected dividends	1.0% to 1.2%	0.8%
Expected term (in years)	0.9 to 5.0	1.0 to 6.0
Risk-free interest rate	4.9%	5.1% to 5.2%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Earnings.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three and nine months ended June 30, 2007 is presented below:

Three months ended June 30, 2007
Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at April 1, 2007	196,000	$7.54
Granted	—
Exercised	—
Forfeited/Expired	—
Outstanding at June 30, 2007	196,000	$7.54	6.1	$2,600,000

Exercisable at June 30, 2007	70,000	$5.26	3.7	$1,088,000

Nine months ended June 30, 2007
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2006	300,000	$6.32
Granted	—
Exercised	(104,000)	$4.03
Forfeited/Expired	—
Outstanding at June 30, 2007	196,000	$7.54	6.1	$2,600,000

Exercisable at June 30, 2007	70,000	$5.26	3.7	$1,088,000

Total share-based compensation expense for liability-classified awards was $138,000 and $982,000 for the three and nine months ended June 30, 2007, respectively, as compared to $223,000 and $1,393,000 for the three and nine months ended June 30, 2006, respectively.  The related income tax benefits for the three and nine months ended June 30, 2007 were $46,000 and $338,000, respectively, as compared to $79,000 and $430,000 for the three and nine months ended June 30, 2006, respectively.  Included in share-based compensation for liability-classified awards for the three and nine months ended June 30, 2007 were $108,000 and $372,000, respectively, of compensation expense related to shares that vested during each respective period and $30,000 and $610,000, respectively, of compensation expense due to remeasurement at June 30, 2007 of the fair value of previously vested shares.  The share-based compensation expense for liability-classified awards for the three and nine months ended June 30, 2006 included $221,000 and $769,000, respectively, of compensation expense related to shares that vested during each respective period and $2,000 and $624,000, respectively, of compensation expense due to remeasurement at June 30, 2006 of the fair value of previously vested shares.

In January 2007, the stock appreciation rights features of 104,000 shares of non-qualified options were exercised and $836,000 and $2,024,000 were paid as a result of these exercises during the three and nine months ended June 30, 2007, respectively.  The estimated current tax benefit to be realized for the tax deduction of this exercise was $292,000 and $705,000 for the three and nine months ended June 30, 2007, respectively.  In January 2006, the stock appreciation rights features of 30,000 shares of non-qualified options were exercised and $489,000 was paid in the nine months ended June 30, 2006.

Summary

As of June 30, 2007, there was $601,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over a weighted-average period of 2.0 years.  Total share-based compensation expense related to the vesting of awards in the three and nine months ended June 30, 2007 was $124,000 and $432,000, respectively, as compared to $252,000 and $882,000 during the same periods of the prior year.  Total share-based compensation expense for all awards, including the impact of changes in fair values for liability-classified awards, was $155,000 and $1,042,000 for the three and nine months ended June 30, 2007, respectively, as compared to $254,000 and $1,506,000 for the three and nine months ended June 30, 2006, respectively.  The income tax benefits on total compensation of all awards were $46,000 and $338,000 for the three and nine months ended June 30, 2007, respectively, as compared to $79,000 and $430,000 for the three and nine months ended June 30, 2006, respectively.

4.             CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

5.             DEPOSITS ON RESIDENTIAL PARCELS AND RESIDENTIAL LOTS UNDER DEVELOPMENT

During the second quarter of fiscal 2007, Kaupulehu 2007, LLLP (the “Venture”), a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 below), was established for the purpose of acquiring house lots for investment and to construct turnkey single-family homes for future sale.  Also during the second quarter of fiscal 2007, the Venture made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC (“WB”), an unrelated entity.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of Hualalai Resort, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.  Each lot under contract has a purchase price of $2,378,000 and the deposit for each lot will be applied to the purchase price of each lot.  If any of the parcels are not purchased, the deposit related to any such parcels will be forfeited and Barnwell will incur an expense as a result of the write-off of its 80% share of any forfeited deposits.

In April 2007, the Venture purchased two of the aforementioned parcels and paid a total of $4,356,000 for the balance of the purchase price of those parcels.  $400,000 of the previously paid deposits was applied to the purchase price of $4,756,000.  The purchase of two additional lots is scheduled to close in October 2007 and the purchase of the remaining three lots is scheduled to close in April 2008.  The residential parcels acquired are classified as “Residential Lots Under Development” on the Condensed Consolidated Balance Sheet at June 30, 2007.  The deposits on the remaining five lots the Venture has agreed to acquire are classified as “Deposits on Residential Parcels” on the Condensed Consolidated Balance Sheet at June 30, 2007.

Included in residential lots under development are capitalized costs, which include the costs of acquiring land, development and construction costs, interest, property taxes and overhead related to the development of land and home construction.  Costs that relate to a specific lot or home are assigned to that lot or home while common costs related to multiple lots or homes will be allocated to each in proportion to their anticipated sales value.

The Venture capitalizes interest costs during development and construction and intends to include these costs in cost of sales when homes are sold.  Capitalized interest costs totaled $56,000 for the three and nine months ended June 30, 2007.

Residential lots under development and deposits on residential parcels are reported at the lower of the asset carrying value or fair value, less costs to sell, and are evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

As of the date of this filing, the Venture is negotiating agreements with a project management company affiliated with Mr. Johnston and a building contractor for home building services for the Venture’s lots.  It is anticipated that a significant provision of such agreements will be that each such service provider will receive 20% of the profit on the sale of each lot on which a house is constructed.  In addition, the Venture intends to enter into contracts, one with the project management company affiliated with Mr. Johnston and one with the building contractor, wherein each will be granted the right to purchase from WB one of the five additional lots the Venture has agreed to acquire.  It is anticipated that any such agreement will specify the lot that will be acquired by such service provider and require such service provider to reimburse the Venture for both the $200,000 deposit on such lot and interest costs incurred by the Venture related to the initial deposit on such lot.

6.             INVESTMENT IN JOINT VENTURES

In November 2006, Kaupulehu Investors, LLC (“Kaupulehu Investors”), a limited liability company then wholly-owned by Barnwell, invested $2,379,000 in Hualalai Investors JV, LLC, and $621,000 in Hualalai Investors II, LLC, two limited liability companies unrelated to Barnwell (hereinafter referred to as “Hualalai Investors”) to acquire a 1.5% passive minority interest in Hualalai Resort, located at Kaupulehu, North Kona, Hawaii.  The Hualalai Resort property includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse, undeveloped residential property, and approximately 7,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu situated between the Queen Kaahumanu Highway and the Mamalahoa Highway.  The $3,000,000 investment was reduced by a $525,000 cash distribution in December 2006 from Hualalai Investors representing a return of capital.

In May 2007, Kaupulehu Investors invested $290,000 in Kona Village Investors, LLC (“Kona Village Investors”), a limited liability company unrelated to Barnwell, to acquire a 1.5% passive minority interest in Kona Village Resort, an oceanfront hotel property situated on an 80-acre area adjacent to Hualalai Resort and Kaupulehu Lot 4A.  The partners of Kona Village Investors are ostensibly the same as the partners of Hualalai Investors.

In June 2007, Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 below), paid Barnwell $553,000 to acquire a 20% minority interest in Kaupulehu Investors.  No gain or loss was recognized by Barnwell and Barnwell’s interest in Kaupulehu Investors was reduced to 80% as a result of this transaction.

Kaupulehu Investors accounts for its 1.5% passive investments in Hualalai Investors and Kona Village Investors under the cost method.  The investments are evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.  The accounts of Kaupulehu Investors are included in the consolidated financial statements of Barnwell net of minority interest. The investments in Hualalai Investors and Kona Village Investors are reflected in the Condensed Consolidated Balance Sheet as of June 30, 2007 as “Investment in Joint Ventures.”

7.             INVESTMENT IN LAND INTERESTS

Barnwell accounts for sales of development rights under option and the Increment I and Increment II leasehold land interest sales under the full accrual method pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.”  Gains from such sales are recognized when the buyer’s investments are adequate to demonstrate a commitment to pay for the property, risks and rewards of ownership have been transferred to the buyer, and Barnwell does not have a substantial continuing involvement with the property sold.  The cash proceeds received by Barnwell for the sales of development rights and leasehold land interests were adequate to demonstrate a commitment to pay for the property, and Barnwell conveyed the related development rights and leasehold land interests upon consummation of the sales with no substantial continuing involvement with the property.  With regard to the sales of Increment I and Increment II leasehold land interests, in accordance with SFAS No. 66, the percentage of sales payments are contingent future profits which will be recognized when they are realized, and all costs of the sales were recognized at the time of sale and none were deferred to future periods when any contingent profits will be recognized.  Costs incurred for the acquisition and improvement of leasehold land interests and lot acquisition rights not yet sold are included in the Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests.”  Investment in land interests is reported at the lower of the asset carrying value or fair value, less costs to sell, and is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

Development Rights Under Option

In December 2006, Hualalai Investors, an unrelated entity in which Barnwell acquired a 1.5% passive minority interest in the first quarter of fiscal 2007 (see further discussion in Note 6 above), paid Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest, $2,437,500 upon exercising the balance of its development rights option due on December 31, 2006.  Revenue from the development rights sale was reduced by $146,000 of fees related to the sale.  There were no other expenses related to the sale.  Accordingly, this $2,292,000 of option revenue, net of fees, is recorded in the Condensed Consolidated Statement of Earnings for the nine months ended June 30, 2007 as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, is $10,625,000 as of June 30, 2007, comprised of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

Lot 4A Increments I and II

In February 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC (“WB”), an unrelated entity.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of Hualalai Resort, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.  Under the terms of the Purchase and Sale Agreement, Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments (“Increment I” and “Increment II”), to WB.

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  WB sold a total of five single-family lots and paid Kaupulehu Developments $3,660,000 in percentage of sales payments during the year ended September 30, 2006.  WB also sold five single-family lots during the nine months ended June 30, 2007.  In December 2006, WB paid Kaupulehu Developments a percentage of sales payment of $1,340,000, which was reduced by $80,000 of fees.  In March 2007, WB paid Kaupulehu Developments a percentage of sales payment of $1,018,000, which was reduced by $61,000 of fees.  In May 2007, WB paid Kaupulehu Developments a percentage of sales payment of $428,000, which was reduced by $26,000 of fees.  Accordingly, $402,000 and $2,619,000 of percentage of sales payment revenues, net of fees, are recorded in the Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2007, respectively, as “Sale of interest in leasehold land, net.”  There is no assurance that any future payments will be received.

In June 2006, Kaupulehu Developments entered into an agreement (“Increment II Agreement”) with WB and WB KD Acquisition II, LLC (“WBKD”), whereby Kaupulehu Developments sold its interest in Increment II to WBKD.  There is no affiliation between Kaupulehu Developments and WB or WBKD.  WB and WBKD are both affiliates of RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of Hualalai Resort, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.  Increment II of the approximately 870-acre property is zoned for single-family and multi-family residential units and a golf course and clubhouse.  Pursuant to the Increment II Agreement, Kaupulehu Developments received a $10,000,000 closing payment and is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  There is no assurance that any future payments will be received.

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

Lot 4C

Lot 4C is an area of approximately 1,000 acres of vacant leasehold land zoned conservation and is located adjacent to Lot 4A.  Under the terms of the Increment II Agreement, WBKD has the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C.  This right expires in June 2009 or, if WBKD completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C zoning, in June 2012.

Investment in Lot Acquisition Rights

During the first quarter of fiscal 2007, Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, purchased 14 lot acquisition rights within the approximately 7,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, Island and State of Hawaii, for $1,400,000.  The lot acquisition rights give Barnwell the right to acquire residential lots which may be developed on the Mauka Lands.  The $1,400,000 investment is recorded in the Condensed Consolidated Balance Sheet as of June 30, 2007 as “Investment in Land Interests.”  These lands are currently classified as agricultural by the State of Hawaii and, accordingly, the developer of these lands (Hualalai Investors) will need to pursue both State and County of Hawaii approvals for reclassification and rezoning to permit a residential subdivision and negotiate development terms.  There is no assurance that the developer of the Mauka Lands will obtain the necessary land use reclassification, rezoning, permits, approvals, and development terms and agreements needed to develop the Mauka Lands.  The investment is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

Summary of Interests

The land interests held by Barnwell at June 30, 2007 include the development rights under option, the rights to receive percentage of sales payments on Increment I and Increment II of the aforementioned 870 acres, approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”), which is under a right of negotiation with WBKD, and lot acquisition rights in agricultural-zoned leasehold land.  There is no assurance that any future development rights option payments or percentage of sales payments will be received, nor is there any assurance that WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated.  Barnwell’s cost of land interests is included in the June 30, 2007 and September 30, 2006 Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests” and consists of the following amounts:

	June 30,	September 30,
	2007	2006
Leasehold land interests:
Zoned for resort/residential development — Lot 4A Increment I	$—	$—
Zoned for resort/residential development — Lot 4A Increment II	—	—
Zoned conservation — Lot 4C	50,000	50,000
	50,000	50,000

Lot acquisition rights — Mauka lands	1,400,000	—
Development rights under option	—	—
Total investment in land interests	$1,450,000	$50,000

8.             RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions involving Barnwell and Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures.

Mr. Johnston and his affiliated entities own a direct financial interest in 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest.  As discussed in Note 7, “Investment in Land Interests,” above, $146,000 in fees on the $2,437,500 development rights proceeds and $167,000 in fees on the percentage of sales payment proceeds were paid during the nine months ended June 30, 2007; these fees were paid to Nearco, Inc. (“Nearco”), a company controlled by Mr. Terry Johnston.  In the nine months ended June 30, 2006, $173,000 in fees were paid on the development rights proceeds, $220,000 in fees were paid on the percentage of sales payment proceeds, and $600,000 in fees were paid on the Increment II closing payment.  These fees were also paid to Nearco.  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

General and administrative expenses include fees paid to Nearco for consulting services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco totaled $18,000 and $78,000 in the three and nine months ended June 30, 2007, respectively, and $17,000 and $59,000 in the three and nine months ended June 30, 2006, respectively.

During fiscal 2007, Barnwell entered into a joint venture (the “Venture”) with Nearco to acquire house lots for investment and to construct turnkey single-family homes.  Nearco owns 20% of the partnership interests in the Venture.  As noted in Note 5 above, the Venture is negotiating an agreement with an entity affiliated with Mr. Johnston to serve as the project management company for its homebuilding project.  It is anticipated that a significant provision of such agreement will be that in addition to a monthly fee, the project manager will receive 20% of the profit on the sale of each lot on which a house is constructed.  In addition, the Venture intends to enter into a contract with a project management company affiliated with Mr. Johnston, wherein Mr. Johnston’s affiliate will be granted the right to purchase from WB one of the five additional lots the Venture has agreed to acquire.  It is anticipated that any such agreement will specify the lot that will be acquired by Mr. Johnston’s affiliate and require Mr. Johnston’s affiliate to reimburse the Venture for both the $200,000 deposit on such lot and interest costs incurred by the Venture related to the initial deposit on such lot.  The Venture has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Johnston.

Also during fiscal 2007, Nearco paid Barnwell $553,000 to acquire a 20% minority interest in Kaupulehu Investors from Barnwell.  No gain or loss was recognized by Barnwell as a result of the transaction.

In fiscal 2006, Barnwell entered into an agreement with Nearco to form Mauka 3K, LLC (“Mauka 3K”), for the purpose of providing real estate consulting services and investing in real estate.  Barnwell and Nearco each have a 50% voting interest in Mauka 3K.  There was no significant activity in Mauka 3K for the three and nine months ended June 30, 2007 and 2006.

9.             LONG-TERM DEBT

Barnwell’s credit facility at the Royal Bank of Canada, a Canadian bank, was renewed in May 2007 for $20,000,000 Canadian dollars, or approximately US$18,810,000 at June 30, 2007 exchange rates.  Borrowings under this facility were US$13,232,000 at June 30, 2007 and are included in long-term debt.  At June 30, 2007, Barnwell had unused credit available under this facility of approximately US$5,578,000.

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

As mentioned above in Note 5, “Deposits on Residential Parcels and Residential Lots Under Development,” Barnwell, through its 80%-owned real estate joint venture (the “Venture”), financed the initial deposits on seven parcels via a $1,400,000 loan from a financial institution.  The loan bore interest at a rate of 7% and was guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 above).  In April 2007, the Venture obtained a $7,500,000 credit facility from the same financial institution for the purpose of refinancing the $1,400,000 loan and to finance the acquisition of two of the aforementioned parcels and a portion of the initial home construction on those parcels.  The credit facility reduces to $5,000,000 in April 2008 and is due in total in October 2008.  At June 30, 2007, borrowings under this facility were $5,868,000 and Barnwell had unused credit available under this facility of approximately $1,632,000.  As of the date of this filing, the interest rate on the borrowings is primarily a floating rate equal to the 1-month London Interbank Offer Rate plus 1.75%.  The credit facility is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston and is collateralized by future development rights option payments pledged by Kaupulehu Developments and a pledge not to otherwise pledge the fee simple interest in the two parcels in Increment I.  The portion of the outstanding loan balance at June 30, 2007 that exceeds $5,000,000 is due in April 2008.  Accordingly, $868,000 of the outstanding loan balance at June 30, 2007 is classified as a current liability on the Condensed Consolidated Balance Sheet at June 30, 2007.  The remaining $5,000,000 is due in October 2008 and is, therefore, classified as long-term debt on the Condensed Consolidated Balance Sheet at June 30, 2007.

The Venture capitalizes interest costs during development and construction and intends to include these costs in cost of sales when homes are sold.  Capitalized interest costs totaled $56,000 for the three and nine months ended June 30, 2007.

In March 2007, Barnwell completed an agreement to purchase a contract drilling rig for $731,000, $620,000 of which was financed by a bank loan.  The loan was obtained for a term of five years commencing in April 2007 with payments of $13,000 due monthly at an interest rate of 7.75% and is guaranteed in full by Barnwell.  As of June 30, 2007, minimum future loan payments were as follows: remainder of fiscal 2007 - $38,000, fiscal 2008 - $150,000, fiscal 2009 - $150,000, fiscal 2010 - $150,000, fiscal 2011 - $150,000, and thereafter $75,000.

10.          SEGMENT INFORMATION

Barnwell operates four segments: 1) exploring for, developing, producing and selling oil and natural gas (oil and natural gas); 2) investment in leasehold land and other real estate interests in Hawaii (land investment); 3) acquisition of property and development of homes for sale (real estate development, established January 2007); and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling).  Barnwell’s reportable segments are strategic business units that offer different products and services.  They are managed separately as each segment requires different operational methods, operational assets and marketing strategies, and operate in different geographical locations.  There were no real estate development segment operating revenues or operating costs during the three and nine months ended June 30, 2007 and 2006.

Barnwell does not allocate general and administrative expenses, interest expense, interest income or income taxes to segments, and there are no significant transactions between segments that affect segment profit or loss.

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Revenues:
Oil and natural gas	$9,342,000	$8,577,000	$26,370,000	$29,702,000
Land investment	402,000	7,287,000	4,911,000	12,339,000
Contract drilling	1,747,000	1,039,000	4,092,000	4,687,000
Other	160,000	151,000	469,000	554,000
Total before gain on sale and interest income	11,651,000	17,054,000	35,842,000	47,282,000
Gain on sale of drill rig	—	—	—	700,000
Interest income	162,000	93,000	402,000	233,000
Total revenues	$11,813,000	$17,147,000	$36,244,000	$48,215,000

Depreciation, depletion and amortization:
Oil and natural gas	$3,266,000	$2,915,000	$9,449,000	$8,001,000
Contract drilling	57,000	50,000	164,000	141,000
Other	50,000	64,000	149,000	191,000
Total	$3,373,000	$3,029,000	$9,762,000	$8,333,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$3,500,000	$3,694,000	$9,514,000	$15,813,000
Land investment, net of minority interest	314,000	5,473,000	3,837,000	9,420,000
Contract drilling	111,000	63,000	251,000	986,000
Other	110,000	87,000	320,000	363,000
Total	4,035,000	9,317,000	13,922,000	26,582,000

General and administrative expenses, net of minority interest	(2,251,000)	(4,065,000)	(8,079,000)	(10,355,000)
Interest expense	(282,000)	(219,000)	(738,000)	(638,000)
Interest income	162,000	93,000	402,000	233,000
Gain on sale of drill rig	—	—	—	700,000
Earnings before income taxes	$1,664,000	$5,126,000	$5,507,000	$16,522,000

11.          INCOME TAXES

The components of the income tax provision for the three and nine months ended June 30, 2007 and 2006 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2007	2006	2007	2006
Current	$776,000	$953,000	$1,646,000	$4,608,000
Deferred	145,000	1,141,000	746,000	(881,000)
	$921,000	$2,094,000	$2,392,000	$3,727,000

During the three and nine months ended June 30, 2006, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,094,000 as a result of reductions in Canadian tax rates.  The provision for income taxes for the three and nine months ended June 30, 2006 also included $538,000 of deferred income tax expense related to an increase in the valuation allowance for stock appreciation rights.  During the three months ended June 30, 2006, the portion of stock appreciation rights projected to be exercised in stock was increased based on initial discussions with the holder of those rights, which expire in June 2008.  The holder has the option to exercise the stock appreciation rights in stock, cash or a combination thereof.  As the payment of stock appreciation rights in shares of Barnwell’s stock is not deductible for Canadian income tax purposes, the related valuation allowance was increased accordingly.  There were no changes to the valuation allowance for stock appreciation rights due to projected methods of exercise in the three and nine months ended June 30, 2007.

Also included in the provision for income taxes for the nine months ended June 30, 2006 was the recognition of a deferred income tax benefit of $4,130,000 due to a reduction in the valuation allowance for foreign tax credit carryforwards.  The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the three months ended December 31, 2005, coupled with Kaupulehu Developments’ receipt of proceeds related to Increment I in January 2006, resulted in the determination that it was more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law would exceed taxable income from Canadian operations under Canadian tax law to a degree that would result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes.  During the quarter ended March 31, 2006, Canadian oil and natural gas capital expenditures accelerated further than previously projected and together with Barnwell’s revised estimates based on revised pricing forecasts from Barnwell’s independent petroleum engineers, resulted in an upward revision of the projected Canadian oil and natural gas capital expenditures for fiscal 2006 and future years.  This increase resulted in an upward revision of the estimated amount of foreign tax credit carryforwards that were expected to be realized in the quarter ended March 31, 2006.  This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law.  At June 30, 2007, foreign tax credit carryforwards totaled $649,000 and expire in fiscal 2013; management currently estimates that all of the foreign tax credit carryforwards will be utilized before expiration.  There was no such reduction in the valuation allowance for foreign tax credit carryforwards in the three or nine months ended June 30, 2007 or three months ended June 30, 2006.

12.          RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan covering substantially all of its U.S. employees.  The following table details the components of net periodic benefit cost for Barnwell’s pension plan for the three and nine months ended June 30, 2007 and 2006:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Service cost	$55,000	$48,000	$160,000	$144,000
Interest cost	71,000	57,000	195,000	171,000
Expected return on plan assets	(67,000)	(45,000)	(201,000)	(136,000)
Amortization of prior service cost	1,000	—	4,000	1,000
Amortization of net actuarial loss	17,000	13,000	34,000	39,000
Net periodic benefit cost	$77,000	$73,000	$192,000	$219,000

Barnwell did not make a contribution to the pension plan during the three or nine months ended June 30, 2007.  Barnwell estimates that it will contribute approximately $250,000 to the plan during the remainder of fiscal 2007.  Barnwell contributed $1,050,000 to the plan in the nine months ended June 30, 2006.

Barnwell also sponsors a Supplemental Employee Retirement Plan (“SERP”).  Barnwell recorded $32,000 and $67,000 in expense associated with the SERP for the three and nine months ended June 30, 2007, respectively, as compared to expenses of $29,000 and $79,000 for the three and nine months ended June 30, 2006, respectively.  The plan is unfunded and Barnwell will fund benefits when payments are made.

In December 2006, Barnwell adopted a postretirement medical insurance benefits plan covering U.S. employees who have attained at least 20 years of service with Barnwell and served at least 10 years at the position of Vice President or higher.  Health benefits are also provided to spouses and qualifying dependents of eligible officers.  Barnwell recorded expenses of $50,000 and $116,000 (including $34,000 and $79,000, respectively, for prior service costs which are being amortized over seven years) associated with the postretirement medical insurance benefits plan for the three and nine months ended June 30, 2007, respectively.  The plan is unfunded and Barnwell will fund benefits when payments are made; the postretirement medical insurance plan’s unfunded benefit obligation was approximately $950,000 as of June 30, 2007.

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law.  The Act introduced a prescription drug benefit under Medicare as well as a potential federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D to help offset the costs of participant prescription drug benefits.  Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes for the three and nine months ended June 30, 2007 do not reflect the effects of the Act on the postretirement medical insurance benefits plan as Barnwell has not yet determined whether the benefits provided by the plan are actuarially equivalent to Medicare Part D under the Act.

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

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund contributions and some excise taxes.  The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principal Board Opinion No. 22, “Disclosure of Accounting Policies.”  Barnwell adopted the provisions of EITF 06-3 on January 1, 2007.  The adoption of EITF 06-3 did not have a material impact on Barnwell’s financial statements.  Barnwell presents taxes within the scope of EITF 06-3 on both a net and gross basis, depending upon the nature of the tax.  Amounts that are reported gross are not significant to Barnwell’s financial statements.

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

In June 2007, the FASB ratified the EITF consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards.”  This EITF indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits.  Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement.  The EITF is effective for fiscal years beginning after December 15, 2007.  Barnwell will adopt the EITF as required and management does not expect it to have any impact on Barnwell’s results of operations, financial condition or liquidity.

15.          SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

	Nine months ended June 30,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$681,000	$638,000
Income taxes	$641,000	$4,294,000

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in purchase of drilling rig	$620,000	$—

During the nine months ended June 30, 2007, 20,000 stock options were exercised by a non-executive officer by tendering 1,900 shares of Barnwell stock at an average market value of $21.09 per share, resulting in a $10,000 increase in common stock, a $30,000 increase in additional paid-in capital and a $40,000 increase in treasury stock.

During the nine months ended June 30, 2007 and 2006, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $373,000 and $207,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development decreased $2,849,000 and increased $114,000 during the nine months ended June 30, 2007 and 2006, respectively.

16.          SUBSEQUENT EVENT

On August 8, 2007, WB KD Acquisition, LLC, sold a lot in Increment I and paid Kaupulehu Developments $585,000, representing the percentage of sales payment in accordance with the Purchase and Sale Agreement.  This percentage of sales payment will be recognized in Barnwell’s fourth quarter ending September 30, 2007.

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

While the quantities of proved reserves require substantial judgment, the associated prices of oil, natural gas and natural gas liquids reserves, and the applicable discount rate, that are used to calculate the discounted present value of the reserves do not require judgment.  The ceiling calculation dictates that a 10% discount factor be used and that prices and costs in effect as of the last day of the period are held constant indefinitely which results in a value that is not necessarily indicative of the fair market value of the reserves.  Therefore, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs.  Rather, they are based on such prices and costs in effect as of the end of each period for which the ceiling calculation is performed.

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

Impact of Recently Issued Accounting Standards Not Yet Adopted

See Note 14, “Recent Accounting Pronouncements,” in the “Notes to Condensed Consolidated Financial Statements” for a summary of new accounting standards.

Overview

Barnwell is engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas (oil and natural gas segment), 2) investment in leasehold land and other real estate interests in Hawaii (land investment segment), 3) acquisition of property and development of homes for sale (real estate development segment, established January 2007) and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended June 30, 2007, have ranged from a low of $4.66 per thousand cubic feet to a high of $9.76 per thousand cubic feet, and tend to be higher in the winter than in the summer due to increased demand.  Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, within and adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

Kaupulehu Developments’ development rights are under option to a developer for $10,625,000 as of June 30, 2007, comprised of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.

Kaupulehu Developments is also entitled to receive percentage of sales payments at varying percentages from sales of real estate by a developer within Increments I and II of Lot 4A.

Kaupulehu Developments also has an agreement which provides a potential developer with the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C, which is comprised of approximately 1,000 acres of vacant leasehold land zoned conservation, located adjacent to Lot 4A.  This right expires in June 2009 or, if the developer completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C zoning, in June 2012.

The area in which Kaupulehu Developments’ interests are located has experienced demand for premium residential real estate in recent years, however there is no assurance that any future development rights payments or percentage of sales payments will be received.

Barnwell owns an 80% controlling interest in Kaupulehu Investors, LLC, a Hawaii limited liability company, which owns a 1.5% passive minority interest in Hualalai Resort and Kona Village Resort, both located at Kaupulehu, North Kona, Hawaii.  The Hualalai Resort property includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse, undeveloped residential property, and approximately 7,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway.  Kona Village Resort is an oceanfront hotel property situated on an 80-acre area adjacent to Hualalai Resort and Kaupulehu Lot 4A.

Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, has acquisition rights to lots within the aforementioned Mauka Lands.  The lot acquisition rights give Barnwell the right to acquire residential lots which may be developed on the Mauka Lands which are currently classified as agricultural by the State of Hawaii.

Real Estate Development Segment

Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (the “Venture”), a Hawaii limited liability limited partnership, which acquires house lots for investment and to construct turnkey single-family homes for future sale.  The Venture is in the process of obtaining design approval for the first home to be constructed and anticipates construction to begin before the end of the fiscal year.

Contract Drilling Segment

Barnwell drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Results of Operations

Summary

For the three months ended June 30, 2007, Barnwell reported net earnings of $743,000 as compared to net earnings of $3,032,000 for the same period in the prior fiscal year, a decrease of $2,289,000 (75%).  Net earnings for the three months ended June 30, 2007 decreased principally due to the receipt of a closing payment from the sale of Increment II of Kaupulehu Developments’ leasehold land interests during the three months ended June 30, 2006.  No closing payment was received in the three months ended June 30, 2007.  Also contributing to the decrease was a decrease in percentage of sales payments received from the sale of lots in Increment I in the current year period, as compared to the same period in the prior year.  Furthermore, earnings in the prior year period included $1,094,000 of deferred tax benefits due to a reduction of Canadian income tax rates.  The decrease in net earnings was partially offset by lower general and administrative expenses in the current year period due primarily to reduced compensation costs and a decrease in costs associated with Sarbanes-Oxley compliance efforts.

For the nine months ended June 30, 2007, Barnwell reported net earnings of $3,115,000, a $9,680,000 (76%) decrease from net earnings of $12,795,000 for the same period in the prior fiscal year.  Net earnings for the nine months ended June 30, 2007 decreased as net earnings of the prior year period included the receipt of a closing payment from the sale of Increment II of Kaupulehu Developments’ leasehold land interests.  There was no closing payment received in the nine months ended June 30, 2007.  Also contributing to the decrease was the recognition of $4,130,000 of deferred tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards and

$1,094,000 of deferred tax benefits due to a reduction of Canadian income tax rates during the nine months ended June 30, 2006.  The decrease was further attributable to lower prices received by Barnwell for all petroleum products and a decrease in percentage of sales payments received from the sale of lots in Increment I in the current year period, as compared to the same period in the prior year.  The decrease in net earnings was partially offset by lower general and administrative expenses in the current year period due primarily to reduced compensation costs and a decrease in costs associated with Sarbanes-Oxley compliance efforts.

General

The average exchange rate of the Canadian dollar to the U.S. dollar increased 2% in the three months ended June 30, 2007 as compared to the three months ended June 30, 2006, and increased 1% in the nine months ended June 30, 2007 as compared to the nine months ended June 30, 2006.  The exchange rate of the Canadian dollar to the U.S. dollar at June 30, 2007 increased 5% as compared to September 30, 2006.  The increases in the average exchange rates of the Canadian dollar to the U.S. dollar for the three and nine months ended June 30, 2007, as compared to the three and nine months ended June 30, 2006, increased Barnwell’s reported revenues and expenses during the respective periods.  The higher rate as of June 30, 2007 increased the value of Barnwell’s Canadian dollar assets and Canadian dollar liabilities.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three and nine months ended June 30, 2007 as compared to the three and nine months ended June 30, 2006.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit, where applicable.  As discussed in further detail below, the Alberta Royalty Tax Credit was discontinued effective January 1, 2007.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2007	2006	$	%
Natural Gas (MCF)*	$6.37	$5.30	$1.07	20%
Oil (Bbls)**	$59.11	$62.35	$(3.24)	(5%	)
Liquids (Bbls)**	$39.31	$40.57	$(1.26)	(3%	)

	Nine months ended
	June 30,		Decrease
	2007	2006	$	%
Natural Gas (MCF)*	$6.13	$7.20	$(1.07)	(15%	)
Oil (Bbls)**	$53.10	$54.73	$(1.63)	(3%	)
Liquids (Bbls)**	$35.38	$39.86	$(4.48)	(11%	)

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2007	2006	Units	%
Natural Gas (MCF)*	923,000	931,000	(8,000)	(1%	)
Oil (Bbls)**	36,000	37,000	(1,000)	(3%	)
Liquids (Bbls)**	29,000	28,000	1,000	4%

	Nine months ended		Increase
	June 30,		(Decrease)
	2007	2006	Units	%
Natural Gas (MCF)*	2,745,000	2,719,000	26,000	1%
Oil (Bbls)**	110,000	109,000	1,000	1%
Liquids (Bbls)**	88,000	89,000	(1,000)	(1%	)

*      MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $765,000 (9%) for the three months ended June 30, 2007, as compared to the same period in the prior year, primarily due to an increase in the price of natural gas, partially offset by a decrease in net production of natural gas and a decrease in the price received for and the quantity of oil sold.

Oil and natural gas revenues decreased $3,332,000 (11%) for the nine months ended June 30, 2007, as compared to the same period in the prior year, due to a decrease in the price of all petroleum products.

Net natural gas production remained relatively constant for the three and nine months ended June 30, 2007 (decreased 1% and increased 1%, respectively) as compared to the same periods in the prior year.  Gross natural gas production decreased 7% and 6% in the three and nine months ended June 30, 2007, respectively, as compared to the same periods in the prior year, due to natural declines in production from older properties and declines at newer properties due to various operational issues.  The impact of the decreases in gross production was largely offset by lower royalty rates, which reduced the percentage of gas production allocated to royalty owners.

Net oil production decreased 3% and increased 1% for the three and nine months ended June 30, 2007, respectively, as compared to the same periods in the prior year.  Gross oil production decreased 6% and 3% in the three and nine months ended June 30, 2007, respectively, as compared to the same periods in the prior year, due to natural declines in production from older properties.  The impact of the decreases in gross production was largely offset by lower royalty rates, which reduced the percentage of oil production allocated to royalty owners.

The majority of Barnwell’s oil and natural gas revenues are generated from the sale of natural gas.  Natural gas spot prices during July 2007 decreased from spot prices during July 2006.  If natural gas prices experience a sustained decline, Barnwell’s oil and natural gas revenues will be negatively impacted.

The Alberta Royalty Tax Credit (“ARTC”) program has been discontinued by the Alberta government, effective January 1, 2007.  Accordingly, no ARTC credits were received during the three months ended June 30, 2007.  Credits received by Barnwell under the ARTC program through December 31, 2006 were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.  Credits from the ARTC program totaled $111,000 during the nine months ended June 30, 2007, as compared to credits of $111,000 and $325,000 during the three and nine months ended June 30, 2006, respectively.

Oil and natural gas operating expenses increased $608,000 (31%) for the three months ended June 30, 2007 and $1,519,000 (26%) for the nine months ended June 30, 2007, as compared to the same periods in the prior year.  Operating expenses increased due to higher utility costs, industry-wide cost pressures which resulted in higher oilfield services costs, and higher than usual workover activity which resulted in higher repairs and maintenance costs.

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Hualalai Investors, an unrelated entity in which Barnwell acquired a 1.5% passive minority interest in fiscal 2007.  In December 2006, Hualalai Investors exercised its development rights option that was scheduled to expire on December 31, 2006 and paid Kaupulehu Developments $2,437,500, representing the balance of its development rights option then due.  In November 2005, Kaupulehu Developments received a payment of $2,875,000 representing payment of the development rights option due on December 31, 2005 of $2,656,250 and a $218,750 portion of its development rights option due on December 31, 2006.  Revenues from these option exercises in December 2006 and November 2005 were reduced by $146,000 and $173,000, respectively, of fees related to the sales, resulting in net revenues of $2,292,000 and $2,702,000, respectively, and operating profits, after minority interest, of $1,791,000 and $2,111,000, respectively.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The $2,292,000 and $2,702,000 of option revenues are recorded in the Condensed Consolidated Statements of Earnings for the nine months ended June 30, 2007 and 2006, respectively, as “Sale of development rights, net.”  There were no sales of development rights in the three months ended June 30, 2007 and 2006.  The total amount of remaining future option receipts, if all options are fully exercised, is $10,625,000 as of June 30, 2007, comprised of the balance of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

In June 2006, Kaupulehu Developments entered into an agreement (“Increment II Agreement”) with WB KD Acquisition, LLC (“WB”) and WB KD Acquisition II, LLC (“WBKD”), whereby Kaupulehu Developments sold its interest in Increment II to WBKD.  There is no affiliation between Kaupulehu Developments and WB or WBKD.  WB and WBKD are both affiliates of RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of Hualalai Resort and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.  Increment II of the approximately 870-acre property is zoned for single-family and multi-family residential units and a golf course and clubhouse.  Pursuant to the Increment II Agreement, Kaupulehu Developments received a non-refundable $10,000,000 closing payment and is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from

3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  The revenue from the $10,000,000 Increment II closing payment received in June 2006 was reduced by $600,000 of fees related to the sale, $220,000 in other costs related to the sale, and approximately $2,983,000 of previously capitalized costs relating to Increment II.  The $6,197,000 of net revenue from the Increment II closing payment is recorded in the Condensed Consolidated Statements of Earnings as “Sale of interest in leasehold land, net” for the three and nine months ended June 30, 2006.  There were no sales proceeds related to Increment II in the three and nine months ended June 30, 2007 and there is no assurance that any future payments will be received.

WB sold a total of five lots from Increment I during the nine months ended June 30, 2007.  In December 2006, WB paid Kaupulehu Developments a percentage of sales payment of $1,340,000, which was reduced by $80,000 of fees.  In March 2007, WB paid Kaupulehu Developments a percentage of sales payment of $1,018,000, which was reduced by $61,000 of fees.  In May 2007, WB paid Kaupulehu Developments a percentage of sales payment of $428,000, which was reduced by $26,000 of fees.  Accordingly, $402,000 and $2,619,000 of percentage of sales payment revenues, net of fees, are recorded in the Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2007, respectively, as “Sale of interest in leasehold land, net.”  There is no assurance that any future payments will be received.

In January 2006, WB paid Kaupulehu Developments a percentage of sales payment of $2,500,000, which was reduced by $150,000 of fees.  In April 2006, WB paid Kaupulehu Developments a percentage of sales payment of $1,160,000, which was reduced by $70,000 of fees.  Accordingly, the $1,090,000 and $3,440,000 of percentage of sales payment revenues, net of fees, is recorded in the Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2006 as “Sale of interest in leasehold land, net.”

Contract drilling

Contract drilling revenues and costs increased $708,000 (68%) and $653,000 (71%), respectively, for the three months ended June 30, 2007, as compared to the same period in the prior year.  The contract drilling segment generated a $111,000 operating profit before general and administrative expenses in the three months ended June 30, 2007, an increase of $48,000 as compared to the same period of the prior year, primarily due to an increase in pump installation activity partially offset by a decrease in well drilling operating profit due to higher drilling costs incurred on current contracts.

Contract drilling revenues decreased $595,000 (13%) and contract drilling costs increased $117,000 (3%) for the nine months ended June 30, 2007, as compared to the same period in the prior year.  The contract drilling segment generated a $251,000 operating profit before general and administrative expenses in the nine months ended June 30, 2007, a decrease of $735,000 as compared to the same period of the prior year, primarily due to decreased water well drilling activity and higher drilling costs incurred on current contracts, partially offset by an increase in pump installation activity.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

Gain on sale of drill rig

Barnwell sold a drill rig in December 2005 for $712,000, net of costs associated with the sale, and recognized a pre-tax gain of $700,000; there was no such sale in the three months ended June 30, 2006 or in the three and nine months ended June 30, 2007.  The drill rig was identical to one of Barnwell’s other drill rigs and was originally purchased to drill geothermal wells.

General and administrative expenses

General and administrative expenses decreased $1,785,000 (44%) and $2,238,000 (21%) for the three and nine months ended June 30, 2007, respectively, as compared to the same periods in the prior year.  For the three months ended June 30, 2007, the decrease was primarily attributable to i) decreased personnel costs, largely due to decreased bonus expense, of $685,000, ii) decreased incentive compensation costs of $224,000, and iii) decreased professional services costs, primarily associated with Sarbanes-Oxley compliance efforts, of $828,000.  For the nine months ended June 30, 2007, the decrease was principally attributable to i) decreased personnel costs, largely due to decreased bonus expense, of $513,000, ii) decreased incentive compensation costs of $946,000, and iii) decreased professional services costs, primarily associated with Sarbanes-Oxley compliance efforts, of $643,000.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization increased $344,000 (11%) for the three months ended June 30, 2007, as compared to the same period in the prior year, due primarily to an increase in the depletion rate from $2.24 per MCF equivalent to $2.52 per MCF equivalent (where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents).

Depreciation, depletion, and amortization increased $1,429,000 (17%) for the nine months ended June 30, 2007, as compared to the same period in the prior year, due primarily to an increase in the depletion rate from $2.07 per MCF equivalent to $2.43 per MCF equivalent (where one barrel of oil and natural gas liquids are converted to 5.8 MCF equivalents).  The increase was also attributable to a 1% increase in net production in MCF equivalent for the nine month period ended June 30, 2007, as compared to the same period in the prior year.

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

Interest expense

Interest expense increased $63,000 (29%) and $100,000 (16%) for the three and nine months ended June 30, 2007, respectively, as compared to the same periods in the prior year.  The increases were primarily due to higher average loan balances during the current year periods, as compared to the same periods in the prior year.

Interest costs for the three and nine months ended June 30, 2007 and 2006 are summarized as follows:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Interest costs incurred	$338,000	$219,000	$794,000	$638,000
Less interest costs capitalized on:
Residential lots under development	56,000	—	56,000	—
Interest expense	$282,000	$219,000	$738,000	$638,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

During the three and nine months ended June 30, 2006, Barnwell’s Canadian deferred income tax liabilities were reduced by approximately $1,094,000 as a result of reductions in Canadian tax rates.  The provision for income taxes for the three and nine months ended June 30, 2006 also included $538,000 of deferred income tax expense related to an increase in the valuation allowance for stock appreciation rights.  During the three months ended June 30, 2006, the portion of stock appreciation rights projected to be exercised in stock was increased based on initial discussions with the holder of those rights, which expire in June 2008.  The holder has the option to exercise the stock appreciation rights in stock, cash or a combination thereof.  As the payment of stock appreciation rights in shares of Barnwell’s stock is not deductible for Canadian income tax purposes, the related valuation allowance was increased accordingly.  There were no changes to the valuation allowance for stock appreciation rights due to projected methods of exercise in the three and nine months ended June 30, 2007.

Also included in the provision for income taxes for the nine months ended June 30, 2006 was the recognition of a deferred income tax benefit of $4,130,000 due to a reduction in the valuation allowance for foreign tax credit carryforwards.  The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the three months ended December 31, 2005, coupled with Kaupulehu Developments’ receipt of proceeds related to Increment I in January 2006, resulted in the determination that it was more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law would exceed taxable income from Canadian operations under Canadian tax law to a degree that would result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes.  During the quarter ended March 31, 2006, Canadian oil and natural gas capital expenditures accelerated further than previously projected and together with Barnwell’s revised estimates based on revised pricing forecasts from Barnwell’s independent petroleum engineers, resulted in an upward revision of the projected Canadian oil and natural gas capital expenditures for fiscal 2006 and future years.  This increase resulted in an upward revision of the estimated amount of foreign tax credit carryforwards that were expected to be realized in the quarter ended March 31, 2006.  This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law.  At June 30, 2007, foreign tax credit carryforwards totaled $649,000 and expire in fiscal 2013; management currently estimates that all of the foreign tax credit carryforwards will be utilized before expiration.  There was no such reduction in the valuation allowance for foreign tax credit carryforwards in the three or nine months ended June 30, 2007 or three months ended June 30, 2006.

Foreign currency fluctuations and other comprehensive income

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 2% in the three months ended June 30, 2007 and increased 1% in the nine months ended June 30, 2007 as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 5% at June 30, 2007 as compared to September 30, 2006, and increased 8% at June 30, 2007 as compared to March 31, 2007.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2007 was $2,329,000, a $914,000 increase from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $1,415,000 for the same period in the prior year.  Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2007 was $1,287,000, a decrease of $39,000 as compared to other comprehensive income due to foreign currency translation adjustments, net of taxes, of $1,326,000 in the same period of the prior year.

Foreign currency transaction gains and losses were not material in the three and nine months ended June 30, 2007 and 2006 and are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Share-based compensation

Effective October 1, 2005, Barnwell adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment,” for its share-based compensation plans.  The fair value of options was determined utilizing a closed-form model.  Option pricing models require the input of subjective assumptions, including the expected life of the options or stock appreciation rights, price volatility of the underlying stock, and expected dividend rates.  Judgment is also required in estimating the number of stock awards that are expected to vest as a result of satisfaction of time-based vesting schedules.  Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.  Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.  Total share-based compensation expense for all awards was $155,000 and $1,042,000 for the three and nine months ended June 30, 2007, respectively.   Total share-based compensation expense for all awards was $254,000 and $1,506,000 for the three and nine months ended June 30, 2006, respectively.  These amounts are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.  If actual results or future changes in estimates differ significantly from current estimates, share-based compensation could increase or decrease.  For further discussion of share-based compensation, refer to Note 3, “Share-Based Payments,” in the “Notes to Condensed Consolidated Financial Statements.”

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash flows provided by operations totaled $3,266,000 for the nine months ended June 30, 2007, a $9,723,000 (75%) decrease from cash flows provided by operations of $12,989,000 for the same period in the prior year.  This decrease was due primarily to a decrease in operating profit generated by Barnwell’s oil and natural gas segment and due to cash outflows for acquisition of residential parcels and related development costs by the real estate development segment.

Net cash used in investing activities totaled $13,811,000 during the nine months ended June 30, 2007, as compared to $3,743,000 during the same period of the prior year.  Cash outflows from investing activities increased primarily due to Barnwell’s investment of $2,765,000, net of a return of capital, to acquire a 1.5% passive minority interest in three joint ventures, investment of $1,400,000 for lot acquisition rights in the Kaupulehu uplands area and investment of $1,000,000 for initial deposits to acquire five residential parcels in the Lot 4A Increment I area.  No such investments were made during the nine month period ended June 30, 2006.  The increase in cash outflows from investing activities was partially offset by a $7,661,000 (36%) decrease in capital expenditures to $13,717,000 during the nine months ended June 30, 2007, as compared to $21,378,000 in the same period of the prior year.  The decrease in capital expenditures was primarily attributable to Barnwell’s oil and natural gas segment.  Cash inflows from investing activities also decreased due to a $10,411,000 decrease in proceeds from land segment sales, net of expenses, during the nine months ended June 30, 2007, as compared to the same period in the prior year.  Additionally, Barnwell received $712,000 of proceeds, net of associated costs, from the sale of a drill rig and $1,300,000 of proceeds from the maturity of certificates of deposit in the nine months ended June 30, 2006; there were no such proceeds received in the nine months ended June 30, 2007.

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $1,328,000 and $10,747,000, for the three and nine months ended June 30, 2007, respectively, as compared to $6,208,000 and $21,379,000 during the three and nine months ended June 30, 2006, respectively.  Barnwell did not initiate or participate in the drilling of any new wells in the three months ended June 30, 2007 as land conditions were unsuitable for drilling at planned locations, certain anticipated projects with third parties did not meet Barnwell’s technical and economic thresholds and were accordingly not pursued, and projects were delayed until costs of third-party drilling services adjust to more reasonable levels.   During the nine months ended June 30, 2007, Barnwell participated in the drilling of a total of 26 gross (5.7 net) wells of which 24 gross (4.8 net)

wells appear to be successful or are currently being evaluated, one gross (0.5 net) well was not successful, and one gross (0.4 net) well is not likely to be commercial at this time.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Management estimates that oil and natural gas capital expenditures for fiscal 2007 will range from $13,500,000 to $14,500,000.

Cash flows provided by financing activities totaled $5,318,000 for the nine months ended June 30, 2007 as compared to $4,116,000 of cash used in financing activities in the same period of the prior year.  The increase in cash flows from financing activities was primarily due to $1,300,000 in additional borrowings on the Royal Bank of Canada credit facility and $5,868,000 in borrowings on a credit facility obtained to finance deposits on five residential parcels and to finance the acquisition of two residential parcels and a portion of the initial home construction on those parcels.  Furthermore, during the nine months ended June 30, 2007, Barnwell received $553,000 from Nearco Inc. (“Nearco”), representing Nearco’s capital contribution for a 20% ownership interest in Kaupulehu Investors, LLC.  Cash flows provided by financing activities also increased as distributions made to minority interest partners totaled $912,000 in the nine months ended June 30, 2007, a $2,183,000 decrease as compared to $3,095,000 in the same period of the prior year.  The increase in cash flows from financing activities was partially offset by the payment of $1,639,000 in dividends during the nine months ended June 30, 2007, as compared to $1,021,000 during the same period of the prior year.

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

At June 30, 2007, Barnwell had $6,617,000 in cash and cash equivalents and approximately $7,210,000 of available credit under its credit facilities.

Barnwell believes its current cash balances, future cash flows from operations, land segment proceeds from the sale of development rights and percentage of sales payments, and available credit will be sufficient to fund its estimated capital expenditures and operations for at least the next 12 months and fund scheduled debt repayments and settle incentive compensation liabilities in cash if necessary.  However, if the cash inflows discussed above do not occur on a timely basis or are less than current expectations, and/or if Barnwell’s credit facility with a Canadian bank is reduced below the current level of borrowings under the facility after the April 2008 review, Barnwell may be required to reduce expenditures, or seek alternative sources of financing or liquidate investments to make any required cash outflows.  As discussed in Note 5, “Deposits on Residential Parcels and Residential Lots Under Development,” in the “Notes to Condensed Consolidated Financial Statements,” Barnwell, through its 80%-owned joint venture, has secured the right to purchase residential parcels which it intends to hold for investment or on which it intends to develop turnkey single-family homes.  As of the date of this filing, Barnwell believes proceeds from the future sale of the parcels acquired to date would be sufficient to repay the balance of loan borrowings as of the date of this filing.  If Barnwell acquires the remaining five residential lots, future cash outflows will be as follows: $4,356,000 for two parcels in October 2007; and $6,534,000 for three parcels in April 2008.  As of the date of this filing, Barnwell has not yet secured financing for these potential future cash outflows.

In August 2007, Barnwell declared a cash dividend of $0.05 per share payable September 21, 2007 to stockholders of record on September 7, 2007.

Contractual Obligations

Barnwell’s credit facility at the Royal Bank of Canada, a Canadian bank, was renewed in May 2007 for $20,000,000 Canadian dollars, or approximately US$18,810,000 at June 30, 2007 exchange rates.  Borrowings under this facility were US$13,232,000 at June 30, 2007 and are included in long-term debt.  At June 30, 2007, Barnwell had unused credit available under this facility of approximately US$5,578,000.  The facility is available in U.S. dollars at the London Interbank Offer Rate plus 1.5%, at U.S. prime plus 0.25%, or in Canadian dollars at Canadian prime plus 0.25%.  A standby fee of 0.25% per annum is charged on the unused facility balance.

As discussed in Note 5, “Deposits on Residential Parcels and Residential Lots Under Development,” in the “Notes to Condensed Consolidated Financial Statements,” Barnwell, through its 80%-owned real estate joint venture (the “Venture”), made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC (“WB”), an unrelated entity, during the second quarter of fiscal 2007.  Each lot under contract has a purchase price of $2,378,000 and the deposit for each lot will be applied to the purchase price of each lot.  In April 2007, the Venture purchased two of the aforementioned parcels and paid a total of $4,356,000 for the balance of the purchase price of those parcels.  The purchase of two additional lots is scheduled to close in October 2007 and the purchase of the remaining three lots is scheduled to close in April 2008.  If any of the parcels are not purchased as per the terms of the purchase contract, the deposit related to any such parcels will be forfeited and Barnwell will incur an expense as a result of the write-off of the forfeited deposits.  As of the date of this filing, the Venture is negotiating agreements with a project management company affiliated with Mr. Johnston and a building contractor for home building services for the Venture’s lots.  It is anticipated that a significant provision of such agreements will be that each such service provider will receive 20% of the profit on the sale of each lot on which a house is constructed.  In addition, the Venture intends to enter into contracts, one with the project management company affiliated with Mr. Johnston and one with the building contractor, wherein each will be granted the right to purchase from WB one of the five additional lots the Venture has agreed to acquire.  It is anticipated that any such agreement will specify the lot that will be acquired by such service provider and require such service provider to reimburse the Venture for both the $200,000 deposit on such lot and interest costs incurred by the Venture related to the initial deposit on such lot.

As discussed in Note 9, “Long-term Debt,” in the “Notes to Condensed Consolidated Financial Statements,” in April 2007 Barnwell, through its 80%-owned Venture, obtained a $7,500,000 credit facility from a financial institution for the purpose of refinancing a $1,400,000 loan obtained to finance the initial deposits on seven residential parcels and the acquisition of and a portion of the initial home construction on two of the aforementioned parcels.  The credit facility reduces to $5,000,000 in April 2008 and is due in total in October 2008.  Borrowings under this facility were $5,868,000 at June 30,

2007, of which $5,000,000 is included in long-term debt and $868,000 is included in the current portion of long-term debt.  As of the date of this filing, the interest rate on the borrowings is primarily a floating rate equal to the 1-month London Interbank Offer Rate plus 1.75%.  The credit facility is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston and is collateralized by future development rights option payments pledged by Kaupulehu Developments and a pledge not to otherwise pledge the fee simple interest in the two parcels in Increment I.

In March 2007, Barnwell completed an agreement to purchase a contract drilling rig for $731,000, $620,000 of which was financed by a bank loan.  The loan was obtained for a term of five years commencing in April 2007 with payments of $13,000 due monthly at an interest rate of 7.75% and is guaranteed in full by Barnwell.

See further discussion on long-term debt in Note 9 in the “Notes to Condensed Consolidated Financial Statements.”  Additionally, please see the “Notes to Consolidated Financial Statements” in Barnwell’s annual report on Form 10-K for the year ended September 30, 2006 for discussion on other contractual obligations and commitments.

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

Commodity Price Market Risk

Realized pricing of our oil, natural gas and natural gas liquids (“NGL”) production is primarily driven by the prevailing worldwide price for crude oil and North American spot market prices applicable to our Canadian natural gas and NGL production.  Pricing for oil, natural gas and NGL production has historically been volatile and unpredictable, and such volatility is expected to continue.  Essentially all of Barnwell’s oil and natural gas revenue were from products sold at spot prices.  Barnwell has not entered into hedging or other transactions utilizing derivative or other commodity instruments, and as such, Barnwell does not bear material commodity price market risk related to such instruments.

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

Foreign Currency Exchange Market Risk

Barnwell’s oil and natural gas operations are conducted in Canada.  Barnwell has not entered into hedging or other transactions utilizing derivative or other foreign exchange instruments, and as such, Barnwell does not bear material foreign currency exchange market risk related to such instruments.

ITEM 4.                                   CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

We recently purchased the acquisition rights to 14 lots in agricultural-zoned leasehold lands in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, Island and State of Hawaii.  The lot acquisition rights give us the right to purchase residential lots which may be developed on the Mauka Lands.  The ability to purchase residential lots and the value of such lots in the future is contingent upon the developer of the property obtaining the necessary land use reclassification, zoning and development approvals from regulatory entities.  Obtaining the necessary reclassification and ministerial approvals is often difficult, costly and may take several years, or more, to complete.  Delays or failures to obtain the necessary reclassification and rezoning approvals may adversely affect our financial results.  Our ability to purchase lots and the value of such lots is also contingent upon the ability of the developer of the property to successfully negotiate development terms and agreements within the Mauka Lands.  If the developer is unsuccessful in such negotiations, our ability to purchase residential lots in the Mauka Lands would be impaired.

We have limited experience in the homebuilding industry.

Homebuilding is a new business segment for us and we are relying to a material extent on our business partners to help us execute our business plan.

We may need additional financing to fund our property acquisition and homebuilding activities, and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate our business as planned, which could adversely affect our results of operations and future growth.

As discussed in Note 5, “Deposits on Residential Parcels and Residential Lots Under Development,” in the “Notes to Condensed Consolidated Financial Statements,” Barnwell, through its 80%-owned real estate joint venture (the “Venture”), made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC, an unrelated entity, during the second quarter of fiscal 2007.  Each lot under contract has a purchase price of $2,378,000 and the deposit for each lot will be applied to the purchase price of each lot.  In April 2007, the Venture purchased two of the aforementioned parcels and paid a total of $4,356,000 for the balance of the purchase price of those parcels.  The purchase of two additional lots is scheduled to close in October 2007 and the purchase of the remaining three lots is scheduled to close in April 2008.

The real estate development industry is capital intensive and homebuilding requires significant up-front expenditures to acquire land and begin development.  Accordingly, we will incur substantial indebtedness to finance our homebuilding activities.  Although we believe that internally generated funds and borrowing capacity under our credit facilities will be sufficient to fund our development and construction activities, the amounts available from such sources may not be adequate to meet our needs.  Additionally, we will need to establish new funding sources to finance our land acquisition capital expenditures.  If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including additional bank financing and/or securities offerings.  The amount and types of indebtedness which we may incur are limited by the terms of the agreements governing our existing debt.  In addition, the availability of borrowed funds to be utilized for land acquisition, development and construction, may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans.  The failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.  Further, if we are unable to obtain sufficient capital and thus are unable to purchase the remaining parcels when due, we may be required to forfeit the remaining balance of the initial deposits and write off the carrying cost of such deposits.

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

Our financial condition and results of operations may be adversely affected by a decrease in the value of our residential lots under development inventory, as well as by the associated carrying costs.

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

Severe weather and other natural conditions or disasters, such as, but not limited to, earthquakes, landslides, hurricanes, tornadoes, volcanic activity, droughts, floods, and heavy or prolonged rain, can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and to unsold homes.  Further, these conditions can delay home closings, adversely affect the cost or availability of materials or labor, or impair the value of the property on a temporary or permanent basis.

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

As of June 30, 2007, our consolidated debt was $19.7 million.  In the ordinary course of business, we may incur significant additional debt, to the extent permitted by our revolving credit facility and our debt facilities.  The amount of our debt could have important consequences.  For example, it could:

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

•                                          place us at a competitive disadvantage because we have more debt than some of our competitors; and

•                                          make us more vulnerable in the event of a downturn in our business or in general economic conditions.

ITEM 6.                                   EXHIBITS

Page
Exhibit No. 31.1 — Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	53

Exhibit No. 31.2 — Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	54

Exhibit No. 32 — Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002	55

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: August 10, 2007	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President,
Chief Financial Officer,
Treasurer and Secretary