Form 10-K
period 2007-09-30
BARNWELL INDUSTRIES INC
filed 2007-12-24
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

or

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was $64,772,000.

As of December 12, 2007 there were 8,196,460 shares of common stock outstanding.

Documents Incorporated by Reference

1.                                       Proxy statement to be forwarded to stockholders on or about January 17, 2008 is incorporated by reference in Part III hereof.

PART I

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-K, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell Industries, Inc.’s (referred to herein together with its subsidiaries as “Barnwell,” “we,” “our,” “us” or the “Company”) future performance, statements of Barnwell’s plans and objectives and other similar statements. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-K, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are domestic and international general economic conditions, such as recessionary trends and inflation; domestic and international political, legislative, economic, regulatory and legal actions, including changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries; military conflict, embargoes, internal instability or actions or reactions of the governments of the United States and/or Canada in anticipation of or in response to such developments; interest costs, restrictions on production, restrictions on imports and exports in both the United States and Canada, the maintenance of specified reserves, tax increases and retroactive tax claims, royalty increases, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety; the condition of Hawaii’s real estate market, including the level of real estate activity and prices, the demand for new housing and second homes on the island of Hawaii, the rate of increase in the cost of building materials and labor, the introduction of building code modifications, changes to zoning laws, the condition of Hawaii’s tourism industry and the level of confidence in Hawaii’s economy; levels of land development activity in Hawaii; levels of demand for water well drilling and pump installation in Hawaii; the potential liability resulting from pending or future litigation; the company’s acquisition or disposition of assets; the effects of changed accounting rules under generally accepted accounting principles promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” in this Form 10-K, in other portions of this Form 10-K, in the Notes to Consolidated Financial Statements, and in other documents filed by Barnwell with the Securities and Exchange Commission (“SEC”). In addition, unpredictable or unknown factors not discussed in this report could also cause actual results to materially and adversely differ from those discussed in the forward-looking statements.

Unless otherwise indicated, all references to “dollars” in this Form 10-K are to United States dollars.

ITEM 1.                                                     BUSINESS

Overview

Fiscal 2007 represented Barnwell’s 51st year of operations, having been incorporated in Delaware in 1956. Barnwell has the following four principal business segments:

•                  Oil and Natural Gas Segment. Barnwell engages in oil and natural gas exploration, development, production and sales in Canada.

•                  Land Investment Segment. Barnwell invests in leasehold interests in real estate in Hawaii.

•                  Real Estate Development Segment. Established in January 2007, Barnwell acquires house lots for investment and to construct turnkey single-family homes for sale.

•                  Contract Drilling Segment. Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

Barnwell’s oil and natural gas activities comprise its largest business segment. Approximately 73% of Barnwell’s revenues for the fiscal year ended September 30, 2007 was attributable to its oil and natural gas activities. Barnwell’s land investment segment revenues accounted for 12% of fiscal 2007 revenues; Barnwell’s contract drilling activities accounted for 13% of fiscal 2007 revenues; and other revenues comprised 2% of fiscal 2007 revenues. There were no revenues generated by Barnwell’s real estate development segment during fiscal 2007. Approximately 92% of Barnwell’s capital expenditures for the fiscal year ended September 30, 2007 was attributable to its oil and natural gas activities and 8% was applicable to its other activities.

Oil and Natural Gas Segment

Overview

Through our wholly-owned subsidiary, Barnwell of Canada, Limited (“Barnwell of Canada”), we are involved in the acquisition, exploration and development of oil and natural gas properties. Barnwell of Canada initiates and participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest, and evaluates proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere.

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

Barnwell initiates and participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest. Barnwell also evaluates proposals by third parties for participation in other exploratory and developmental opportunities. All exploratory and developmental operations are overseen by Barnwell’s Calgary, Alberta staff and Barnwell’s Chief Operating Officer located in Honolulu, along with senior management and independent consultants as necessary. In fiscal 2007, Barnwell participated in exploratory and developmental operations primarily in the Canadian Province of Alberta, although Barnwell does not limit its consideration of exploratory and developmental operations to this area.

The Province of Alberta charges oil and gas producers a royalty for production in Alberta. The Province of Alberta determines its royalty share of natural gas and of oil by using reference prices that average all natural gas sales and oil sales, respectively, in Alberta. Royalty rates are calculated on a sliding scale basis, increasing as prices increase up to a maximum royalty rate of 35%. Additionally, Barnwell pays gross overriding royalties and leasehold royalties on a portion of its natural gas and oil sales to parties other than the Province of Alberta.

On October 25, 2007, the Alberta Government announced increases to the royalty rates on oil, natural gas liquids and natural gas production beginning on January 1, 2009. The new plan also intends to simplify royalties and eliminate “old” and “new” classifications of oil and natural gas with current maximum royalty rates of 35% with new royalty rates up to 50%. The new proposed 50% royalty rate is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF. Barnwell is awaiting clarification from the Alberta Government on the new program and is in the process of assessing its impact. The new program may reduce Barnwell’s natural gas and oil reserve volumes, reported net production, and estimated future revenues and estimated future cash flows from natural gas and oil reserves. The new program may also materially impact the economics of oil and natural gas exploration in the Alberta area. However, the magnitude of the potential impact, which will depend on the final form of legislation upon enactment, cannot be reasonably estimated at this time.

In fiscal 2007 and 2006, the weighted-average rate of all royalties paid on all of Barnwell’s natural gas was approximately 24% and 28%, respectively. The weighted-average rate of all royalties paid to governments and others on natural gas from the Dunvegan Unit, Barnwell’s principal oil and natural gas property, was approximately 27% and 30% in fiscal 2007 and 2006, respectively. The decrease in royalty rate on all properties was primarily due to higher operating cost royalty credits received from the Alberta Department of Energy for operating expenditures incurred by Barnwell and lower commodity prices. At Dunvegan, the decrease in royalty rate was due to lower prices, lower average gross production per well, and these wells being categorized as lower productivity, decreasing the royalty rate overall for the property.

In fiscal 2007 and 2006, the weighted-average royalty rate paid on oil was approximately 20% and 23%, respectively. The decrease in the weighted-average royalty rate on oil was primarily due to a higher percentage of Barnwell’s fiscal 2007 production of oil coming from newer wells where royalties are assessed at a lower rate than on older wells.

Natural gas prices are typically higher in the winter than at other times due to increased heating demand. Oil prices are also subject to seasonal fluctuations, but to a lesser degree. Oil and natural gas unit sales are based on the quantity produced from the properties by the operator. During periods of low demand for natural gas, the operator of the Dunvegan property may re-inject natural gas into underground storage facilities in the Dunvegan property for delivery at a future date.

Well Drilling Activities

During fiscal 2007, Barnwell participated in the drilling of 30 gross development wells and 2 gross exploratory wells, of which management believes 29 should be capable of production and three are dry holes.

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the fiscal years ended September 30, 2007, 2006, and 2005 in which Barnwell participated:

	Productive		Productive		Total Productive
	Oil Wells		Gas Wells		Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2007
Gross*	—	9.0	2.0	18.0	2.0	27.0	—	3.0	2.0	30.0
Net*	—	2.4	0.9	2.3	0.9	4.7	—	1.1	0.9	5.8

2006
Gross*	1.0	4.0	2.0	33.0	3.0	37.0	4.0	3.0	7.0	40.0
Net*	0.4	1.1	0.7	9.0	1.1	10.1	1.3	1.0	2.4	11.1

2005
Gross*	1.0	7.0	4.0	57.0	5.0	64.0	5.0	6.0	10.0	70.0
Net*	0.3	1.7	1.0	7.3	1.3	9.0	1.6	1.6	2.9	10.6

*                 The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein. For example, a 50% interest in a well represents one gross well, but 0.5 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Barnwell invested $14,164,000 in oil and natural gas properties during fiscal 2007, of which $1,187,000 (8%) was for acquisition of oil and natural gas leases and lease rentals, $1,428,000 (10%) was for geological and geophysical costs, $8,846,000 (63%) was for intangible drilling costs, $2,410,000 (17%) was for production equipment, and $293,000 (2%) was for future site restoration and abandonment and other costs. The major areas of investments in fiscal 2007 were in the Progress, Pouce Coupe South, Dunvegan, Bonanza/Balsam, Boundary Lake, Wood River, Cecil and Doris areas of Alberta.

The Dunvegan Unit, in which Barnwell holds an 8.9% working interest, is Barnwell’s principal oil and natural gas property and is located in Alberta, Canada. At September 30, 2007, the Dunvegan Unit had 203 producing natural gas wells. In fiscal 2007, Barnwell participated in the drilling of 11 gross (1.0 net) development gas wells in the Dunvegan area, all of which were successful. Total capital expenditures at Dunvegan were $3,524,000 in fiscal 2007 as compared to $1,781,000 and $4,299,000 in fiscal 2006 and 2005, respectively. Barnwell expects that fiscal 2008 capital expenditures at Dunvegan will decline slightly from fiscal 2007’s level with the anticipated drilling of 10 gross (0.9 net) development gas wells.

Capital expenditures totaled $1,335,000 in the Boundary Lake area of Alberta in fiscal 2007 as compared to $739,000 in fiscal 2006. Five gross (1.3 net) wells were drilled in fiscal 2007 of which three gross (1.0 net) wells were successful with one (0.3 net) producing and two (0.7 net) waiting to be tied in, one gross (0.1 net) well was not successful and one gross (0.2 net) well was being evaluated at September 30, 2007. Barnwell did not acquire any undeveloped land in the Boundary Lake area in fiscal 2007. At September 30, 2007, Barnwell’s average working interest in its productive wells in the Boundary Lake area was 25%.

Capital expenditures totaled $1,196,000 in the Pouce Coupe South area in fiscal 2007 as compared to $2,101,000 in fiscal 2006. One gross (0.5 net) well was drilled in fiscal 2007 which was not successful, and certain wells drilled in prior years required additional development costs. At September 30, 2007 Barnwell’s average working interest in its productive wells in the Pouce Coupe South area was 48%.

Capital expenditures totaled $1,042,000 in the Progress area in fiscal 2007 as compared to $6,094,000 in fiscal 2006. One gross (0.5 net) well was drilled in fiscal 2007, and as of September 30, 2007, was being evaluated. In fiscal 2007, in the Progress area Barnwell acquired oil and natural gas rights in 640 gross (416 net) acres of undeveloped land and completed development of certain wells drilled in the prior year. At September 30, 2007 Barnwell’s average working interest in its productive wells in the Progress area was 39%.

Capital expenditures totaled $947,000 in the Wood River area in fiscal 2007 as compared to $867,000 in fiscal 2006. Three gross (0.6 net) wells were successfully drilled in fiscal 2007 with one gross well on production and two gross wells waiting to be tied in at September 30, 2007. In the Wood River area, Barnwell did not acquire any undeveloped land in fiscal 2007. At September 30, 2007 Barnwell’s average working interest in its productive wells in the Wood River area was 16%.

Capital expenditures totaled $807,000 in the Cecil area in fiscal 2007 as compared to $551,000 in fiscal 2006. One gross (0.4 net) well was successfully drilled. In the Cecil area Barnwell acquired oil and natural gas rights in 1,920 gross (1,120 net) acres of undeveloped land in fiscal 2007.

Capital expenditures totaled $709,000 in the Doris area in fiscal 2007 as compared to $917,000 in fiscal 2006. One gross (0.5 net) well was drilled in fiscal 2007 which was not successful. In the Doris area Barnwell acquired oil and natural gas rights in 4,480 gross (2,880 net) acres of undeveloped land in fiscal 2007. At September 30, 2007 Barnwell’s average working interest in its productive wells in the Doris area was 47%.

Capital expenditures totaled $590,000 in the Bonanza/Balsam area in fiscal 2007 as compared to $850,000 in fiscal 2006. One gross (0.2 net) well was drilled in fiscal 2007 which was successful and waiting to be tied in at September 30, 2007. In the Bonanza/Balsam area Barnwell acquired oil and natural gas rights in 3,200 gross (2,048 net) acres of undeveloped land in fiscal 2007. At September 30, 2007 Barnwell’s average working interest in its productive wells in the Bonanza/Balsam area was 30%.

Barnwell participated in 16 gross (5.2 net) wells, 28 gross (11.7 net) wells and 27 gross (8.8 net) wells in fiscal 2007, 2006 and 2005, respectively, that were on prospects developed by Barnwell.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net unit production for the last three fiscal years, based on sales of crude oil, natural gas, condensate and other natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production and depletion costs for such production during the same periods. Production amounts reported are net of royalties and the Alberta Royalty Tax Credit, where applicable. As discussed in further detail below, the Alberta Royalty Tax Credit was discontinued effective January 1, 2007. Barnwell’s net production in fiscal 2007, 2006, and 2005 was derived primarily from the Province of Alberta.

	Year Ended September 30,
	2007	2006	2005
Annual net production:
Natural gas liquids (BBLS)*	114,000	115,000	114,000
Oil (BBLS)*	146,000	145,000	139,000
Natural gas (MCF)*	3,615,000	3,629,000	3,621,000

Annual average sale price per unit of production:
BBL of natural gas liquids**	$37.36	$40.18	$31.84
BBL of oil**	$56.96	$56.85	$48.11
MCF of natural gas***	$5.88	$6.67	$5.93

Annual average production cost per MCFE produced****	$1.83	$1.45	$1.20

Annual average depletion cost per MCFE produced*****	$2.49	$2.17	$1.66

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

In fiscal 2007, approximately 63%, 25% and 12% of Barnwell’s oil and natural gas revenues were from the sale of natural gas, oil and natural gas liquids, respectively.

In fiscal 2007, Barnwell’s net production after royalties for natural gas averaged 9,900 MCF per day, a slight decrease from 9,940 MCF per day in fiscal 2006. Gross natural gas production decreased 6% in fiscal 2007, as compared to fiscal 2006. Gross natural gas production decreased 6% while net natural gas production was essentially unchanged due to lower royalties which were due in part to lower natural gas prices. Dunvegan contributed approximately 52% of Barnwell’s net natural gas production in fiscal 2007, an increase from 50% in fiscal 2006 due to the lower royalties realized in fiscal 2007.

Barnwell’s major oil producing properties are the Red Earth, Chauvin and Bonanza/Balsam areas in Canada. In fiscal 2007 and fiscal 2006, net production after royalties for oil averaged 400 barrels per day; gross oil production declined 2%. The addition of new wells in the Wood River and Progress areas were offset by decreased production from the Red Earth, Chauvin and Manyberries areas caused by natural declines from existing wells.

In fiscal 2007, net production after royalties for natural gas liquids averaged 310 barrels per day, a decrease of 3% from 320 barrels per day in fiscal 2006. Gross natural gas liquids production declined 2%. These decreases were principally due to lower Dunvegan production which decreased 2% or 6 barrels per day. Dunvegan contributed approximately 86% of Barnwell’s net natural gas liquids production in fiscal 2007.

The average production cost per MCFE was $1.83 for fiscal 2007, a 26% increase from $1.45 for fiscal 2006. Actual field costs increased due to continued industry-wide increases in costs for oilfield services and utilities in Canada and a 3% increase in the average exchange rate of the Canadian dollar to the U.S. dollar in fiscal 2007, as compared to fiscal 2006.

The average depletion cost per MCFE was $2.49 for fiscal 2007, a 15% increase from $2.17 for fiscal 2006. The increase was due to a 12% increase in the depletion rate and a 3% increase in the average exchange rate of the Canadian dollar to the U.S. dollar. The 12% increase in the depletion rate was the result of increases over the past several years in Barnwell’s costs of finding and developing proven reserves. Barnwell’s cost of finding and developing proven reserves has increased due to the costs of oil and natural gas exploration and development having increased along with product prices and the drilling of unsuccessful wells.

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

Productive Wells

The following table sets forth the gross and net number of productive wells Barnwell has an interest in as of September 30, 2007.

	Productive Wells*
	Gross**		Net**
Location	Oil	Gas	Oil	Gas
Canada
Alberta	159	571	28.2	67.7
Saskatchewan	7	32	0.3	5.3
British Columbia	3	1	0.8	0.2
Total	169	604	29.3	73.2

*                       Twenty-eight natural gas wells have dual or multiple completions.

**                Please see note (2) on the following table.

Developed Acreage and Undeveloped Acreage

The following table sets forth certain information with respect to oil and natural gas properties of Barnwell as of September 30, 2007.

					Developed and
	Developed		Undeveloped		Undeveloped
	Acreage(1)		Acreage(1)		Acreage(1)
Location	Gross(2)	Net(2)	Gross(2)	Net(2)	Gross(2)	Net(2)
Canada
Alberta	248,581	38,695	259,940	123,508	508,521	162,203
British Columbia	1,632	488	3,983	1,120	5,615	1,608
Saskatchewan	3,140	426	—	—	3,140	426
Total	253,353	39,609	263,923	124,628	517,276	164,237

(1)                “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells.  “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained in effect by the payment of delay rentals or the commencement of drilling thereon.

(2)                “Gross” refers to the total number of acres or wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a 320 acre lease represents 320 gross acres and 160 net acres.  The gross acreage and well figures include interests owned of record by Barnwell and, in addition, the portion owned by others.

Barnwell’s leasehold interests in its undeveloped acreage expire over the next fiscal years, if not developed, as follows: 15% expire during fiscal 2008; 27% expire during fiscal 2009; 21% expire during fiscal 2010; 14% expire during fiscal 2011; and 12% expire during fiscal 2012.  Eleven percent of Barnwell’s undeveloped acreage is related to heavy oil and therefore not subject to expiration.  There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes concentrations in Alberta, at Doris (9,984 net acres), Bremner (8,640 net acres), Bonanza/Balsam (8,504 net acres), Rycroft (8,440 net acres), Swalwell (6,468 net acres), Mulligan (6,048 net acres), Thornbury (5,949 net acres) and Boundary Lake (5,890 net acres).

Reserves

The amounts set forth in the table below, prepared by Paddock Lindstrom & Associates Ltd., Barnwell’s independent reservoir engineering consultants, summarize the estimated net quantities of proved producing reserves and proved reserves of crude oil (including condensate and natural gas liquids) and natural gas as of September 30, 2007, 2006, and 2005 on all properties in which Barnwell has an interest.  These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars.  No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any federal authority or agency, other than the United States Securities and Exchange Commission, since October 1, 2004.

Proved Producing Reserves

	September 30,
	2007	2006	2005
Oil – barrels (BBLS) (including natural gas liquids):
Dunvegan	387,000	404,000	456,000
All other properties	708,000	665,000	646,000
Total	1,095,000	1,069,000	1,102,000

Natural gas – thousand cubic feet (MCF):
Dunvegan	11,577,000	11,503,000	12,947,000
All other properties	7,281,000	7,055,000	8,895,000
Total	18,858,000	18,558,000	21,842,000

Total Proved Reserves

  (Includes Proved Producing Reserves)

	September 30,
	2007	2006	2005
Oil – barrels (BBLS) (including natural gas liquids):
Dunvegan	387,000	426,000	489,000
All other properties	1,000,000	877,000	817,000
Total	1,387,000	1,303,000	1,306,000

Natural gas – thousand cubic feet (MCF):
Dunvegan	11,577,000	12,074,000	13,858,000
All other properties	12,441,000	12,752,000	11,376,000
Total	24,018,000	24,826,000	25,234,000

As of September 30, 2007, essentially all of Barnwell’s proved producing and total proved reserves were located in the Province of Alberta, with minor volumes located in the Provinces of Saskatchewan and British Columbia.

During fiscal 2007, Barnwell’s total net proved reserves, including proved producing reserves, of oil, condensate and natural gas liquids increased by 84,000 barrels, and total net proved reserves of natural gas decreased by 808,000 MCF.

The change in oil, condensate and natural gas liquids reserves during fiscal 2007 was the net result of production during the year of 260,000 barrels, the addition of 168,000 barrels from the drilling of wells, and the independent engineer’s 176,000 barrels upward revision of Barnwell’s oil reserves.

The change in natural gas reserves during fiscal 2007 was the net result of production during the year of 3,615,000 MCF, the addition of 1,528,000 MCF from the drilling of natural gas wells, and the independent engineer’s 1,279,000 MCF upward revision of Barnwell’s natural gas reserves.

The upward revisions in reserves in fiscal 2007 were due to improved performance on certain wells drilled in prior years.

Barnwell’s working interest in the Dunvegan area accounted for approximately 48% and 49% of its total proved natural gas reserves at September 30, 2007 and 2006, respectively, and approximately 28% and 33% of total proved oil and natural gas liquids reserves at September 30, 2007 and 2006, respectively.

The following table sets forth Barnwell’s oil and natural gas reserves at September 30, 2007, by property name, based on information prepared by Paddock Lindstrom & Associates Ltd.  Gross reserves are before the deduction of royalties; net reserves are after the deduction of royalties.  This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at September 30, 2007, the date of the projection.  Oil, which includes natural gas liquids (“NGL”), is shown in thousands of barrels (“MBBLS”) and natural gas is shown in millions of cubic feet (“MMCF”).

OIL AND NATURAL GAS RESERVES AT SEPTEMBER 30, 2007

	Total Proved Producing				Total Proved
	Oil & NGL		Gas		Oil & NGL		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Property Name	(MBBLS)		(MMCF)		(MBBLS)		(MMCF)
Dunvegan	566	387	14,473	11,577	566	387	14,473	11,577
Red Earth	269	235	7	5	269	235	7	5
Bonanza/Balsam	91	77	633	520	119	97	1,133	907
Pouce Coupe South	12	8	1,495	1,213	65	54	1,619	1,306
Medicine River	33	22	618	442	33	22	618	442
Doris	—	—	827	691	—	—	1,259	1,042
Faith South	—	—	—	—	—	—	1,011	822
Wood River	42	37	272	226	71	60	521	419
Progress	111	103	576	467	190	168	2,243	1,741
Pouce Coupe	4	3	317	264	4	3	317	264
Boundary Lake	4	3	548	414	87	70	1,163	900
Other properties	257	220	3,570	3,039	340	291	5,399	4,593
TOTAL	1,389	1,095	23,336	18,858	1,744	1,387	29,763	24,018

Standardized Measure of Estimated Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and condensate reserves and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%).  Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions.  Net revenues have been calculated using year-end sales prices and current costs, after deducting all royalties, operating costs, future estimated capital expenditures, and income taxes.

On October 25, 2007, the Alberta Government announced increases to the royalty rates on oil, natural gas liquids and natural gas production beginning on January 1, 2009.  The new plan also intends to simplify royalties and eliminate “old” and “new” classifications of oil and natural gas with current maximum royalty rates of 35% with new royalty rates up to 50%.  The new proposed 50% royalty rate is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Barnwell is awaiting clarification from the Alberta Government on the new program and is in the process of assessing its impact.  The new program may reduce Barnwell’s natural gas and oil reserve volumes, reported net production, and estimated future revenues and estimated future cash flows from natural gas and oil reserves.  The new program may also materially impact the economics of oil and natural gas exploration in the Alberta area.  However, the magnitude of the potential impact, which will depend on the final form of legislation upon enactment, cannot be reasonably estimated at this time.

	Proved Producing		Total Proved
	Reserves		Reserves
Year ending September 30,

2008	$18,194,000		$20,629,000
2009	14,422,000		19,133,000
2010	11,174,000		14,822,000
Thereafter	39,700,000		54,123,000
	$83,490,000		$108,707,000

Present value (discounted at 10%) at September 30, 2007	$60,135,000	*	$78,300,000	*

*                 These amounts do not purport to represent, nor should they be interpreted as, the fair value of Barnwell’s natural gas and oil reserves.  An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $5.37 per 1,000 cubic feet as of September 30, 2007) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Marketing of Oil and Natural Gas

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts between itself and marketers of oil.  The price of oil and natural gas liquids is freely negotiated between the buyers and sellers and is largely determined by the world price for oil, which is principally denominated in U.S. dollars.

Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers and is principally determined for Barnwell by the North American price for natural gas, which is principally denominated in U.S. dollars.  In fiscal 2007, 2006, and 2005, Barnwell took virtually all of its oil and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf.

In fiscal 2007, natural gas production from the Dunvegan Unit was responsible for approximately 51% of Barnwell’s natural gas revenues, as compared to 50% in fiscal 2006.  Barnwell’s oil and natural gas segment derived 63% of its oil and natural gas revenues in fiscal 2007 from four individually significant customers, ProGas Limited (27%), Glencoe Resources Ltd. (17%), Plains Marketing Canada, L.P. (10%), and Seminole Canada Gas Company (9%).  A substantial portion of Barnwell’s Dunvegan natural gas production and natural gas production from other properties is sold to aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers.  In fiscal 2007, over 90% of Barnwell’s oil and natural gas revenues were from products sold at spot prices.

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

As discussed above, on October 25, 2007, the Alberta Government announced increases to the royalty rates on oil, natural gas liquids and natural gas production beginning on January 1, 2009.  The new plan also intends to simplify royalties and eliminate “old” and “new” classifications of oil and natural gas with current maximum royalty rates of 35% with new royalty rates up to 50%.  The new proposed 50% royalty rate is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Barnwell is awaiting clarification from the Alberta Government on the new program and is in the process of assessing its impact.  The new program may reduce Barnwell’s natural gas and oil reserve volumes, reported net production, and estimated future revenues and estimated future cash flows from natural gas and oil reserves.  The new program may also materially impact the economics of oil and natural gas exploration in the Alberta area.  However, the magnitude of the potential impact, which will depend on the final form of legislation upon enactment, cannot be reasonably estimated at this time.

In May 2006, a bill reducing the Province of Alberta’s corporate tax rate from 11.5% to 10.0% effective April 1, 2006 received Royal Assent and was passed into law.  In June 2006, Royal Assent was received on a bill passed by the Parliament of Canada which reduces the federal corporate income tax rate to 19% from 21% by 2010 starting January 1, 2008.  The federal corporate surtax will also be eliminated effective January 1, 2008.  During the year ended September 30, 2006, Barnwell’s Canadian net deferred income tax liabilities were reduced by approximately $1,094,000 as a result of these reductions in Canadian tax rates.  A further minor reduction in Canadian federal tax rates in fiscal 2007 resulted in a $100,000 reduction in net deferred tax liabilities in fiscal 2007.

In Alberta, a producer of oil or natural gas was entitled to a credit against the royalties payable to Alberta called the Alberta Royalty Tax Credit (“ARTC”).  The ARTC was discontinued by the Alberta government effective January 1, 2007.  Barnwell received ARTC payments of $111,000, $438,000 and $409,000 in fiscal years 2007, 2006 and 2005, respectively.  The ARTC payments were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.

Competition

The majority of Barnwell’s natural gas sales take place in Alberta, Canada.  Natural gas prices in Alberta are generally competitive with other major North American areas due to sufficient pipeline capacity into the United States.  Barnwell’s oil and natural gas liquids are sold in Alberta with prices determined by the world price for oil.

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

Operations

Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka’upulehu and Hualalai Golf Club, which opened in 1996, a second golf course, and single-family and multi-family residential units.  These projects were developed on leasehold land acquired from Kaupulehu Developments by Kaupulehu Makai Venture, an unrelated entity, which was subsequently acquired in June 2006 by Hualalai Investors JV, LLC and Hualalai Investors II, LLC, two entities unrelated to Barnwell (hereinafter referred to as “Hualalai Investors”).  Barnwell acquired a 1.5% passive minority interest, through an 80%-owned joint venture, in Hualalai Investors in the first quarter of fiscal 2007.  The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Hualalai Investors.

Between 1993 and 2001, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of single-family and multi-family residential units, a golf course and a limited commercial area on approximately 870 leasehold acres located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu.

In February 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC (“WB”), an unrelated entity.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of Hualalai Resort, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.  Under the terms of the Purchase and Sale Agreement, Kaupulehu Developments transferred its leasehold interest in the aforementioned 870 acres zoned for resort/residential development, in two increments (“Increment I” and “Increment II”), to WB.  Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Resort Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.

With respect to Increment I, Kaupulehu Developments received an $11,550,000 payment in February 2004 and is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  During the year ended September 30, 2006, WB sold a total of five single-family lots and paid Kaupulehu Developments $3,660,000 in percentage of sales payments.  There were no percentage of sales payments received during the year ended September 30, 2005.

In June 2006, Kaupulehu Developments entered into an agreement with WB and WB KD Acquisition II, LLC (“WBKD”), whereby Kaupulehu Developments sold its interest in Increment II to WBKD (“Increment II Agreement”).  There is no affiliation between Kaupulehu Developments and WB or WBKD.  WB and WBKD are both affiliates of RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of Hualalai Resort, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.  Pursuant to the Increment II Agreement, Kaupulehu Developments received a $10,000,000 closing payment and is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  There is no assurance that any future payments will be received.

In addition, under the terms of the Increment II Agreement, WBKD has the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C (“Lot 4C”), which is comprised of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Increment II.  This right expires in June 2009 or, if before such date WBKD completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C zoning, in June 2012.

Activity

WB sold a total of seven single-family lots within Increment I during the year ended September 30, 2007 and paid Kaupulehu Developments $3,585,000 in percentage of sales payments.  Revenue from these percentage of sales payments was reduced by $215,000 of fees related to the sales, resulting in net revenues of $3,370,000 and a $2,633,000 operating profit, after minority interest.  There is no assurance that any future percentage of sales payments will be received.  Three of the seven lots sold by WB were purchased by Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc. (“Nearco”).  Nearco is a company controlled by Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see Real Estate Development Segment below for further discussion of Kaupulehu 2007).  The three lots purchased by Kaupulehu 2007 were made under a lot purchase contract executed in January 2007.  WB is not affiliated with Barnwell, Kaupulehu Developments or Kaupulehu 2007.  Accordingly, the percentage of sales payments received from WB as a result of Kaupulehu 2007’s lot purchases have been recorded as revenues and have not been eliminated.  Percentage of sales payments received by Kaupulehu Developments as a result of Kaupulehu 2007’s lot purchases in fiscal 2007 totaled $642,000.  Recognized revenues, net of fees, and operating profit, net of minority interest and before taxes, resulting from Kaupulehu 2007’s lot purchases totaled $604,000 and $472,000, respectively, in fiscal 2007.

In December 2006, Hualalai Investors paid Kaupulehu Developments $2,437,500 upon exercising the balance of its development rights option due on December 31, 2006.  The $2,437,500 of option proceeds was reduced by $146,000 of fees related to the sale, resulting in net revenues of $2,292,000 and a $1,791,000 operating profit, after minority interest.  There were no other costs deducted from revenues from the sale of development rights in fiscal 2007 as all capitalized costs associated with the development rights were expensed in previous years.

The total amount of remaining future option receipts, if all options are fully exercised, was $10,625,000 as of September 30, 2007, comprised of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  In October 2007, Kaupulehu Developments received a $1,927,000 development rights option payment for a portion of the seventh payment due on December 31, 2007.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

During the first quarter of fiscal 2007, Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, purchased 14 lot acquisition rights within the approximately 5,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, Island and State of Hawaii, for $1,400,000.  The lot acquisition rights give Barnwell the right to acquire residential lots which may be developed on the Mauka Lands.  These lands are currently classified as agricultural by the State of Hawaii and, accordingly, the developer of these lands (Hualalai Investors) will need to pursue both State and County of Hawaii approvals for reclassification and rezoning to permit a residential subdivision and negotiate development terms.  There is no assurance that the developer of the Mauka Lands will obtain the necessary land use reclassification, rezoning, permits, approvals, and development terms and agreements needed to develop the Mauka Lands.  The investment is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

The land interests held by Barnwell at September 30, 2007 include the development rights under option, the rights to receive percentage of sales payments on Increment I and Increment II of the aforementioned 870 acres, Lot 4C, which is under a right of negotiation with WBKD, and lot acquisition rights in agricultural-zoned leasehold land.  There is no assurance that any future development rights option payments or percentage of sales payments will be received, nor is there any assurance that WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated.

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

For the past few years, Hawaii’s economy has experienced positive growth and the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments’ property is located, has experienced strong demand for residential real estate.  This trend continued through fiscal 2007, but at a diminished rate, and it is not expected to decline significantly in the near term, although there can be no assurance this trend will in fact continue.  The price and market for real estate in the South Kohala/North Kona area of the island of Hawaii has historically been cyclical and if the demand for real estate in the area Kaupulehu Developments’ interests are located were to decrease, Barnwell’s operating results could be negatively affected.  During periods when demand for real estate is low, inventory may turn at slower rates than expected or may be sold at prices lower than anticipated.  This could potentially impair Barnwell’s liquidity and impede its ability to proceed with other planned projects or activities.

Real Estate Development Segment

Overview

During the second quarter of fiscal 2007, Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco was established for the purpose of acquiring house lots for investment and to construct turnkey single-family homes for future sale.

Activity

During the second quarter of fiscal 2007, Kaupulehu 2007 made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB, an unrelated entity.  Each lot under contract has a purchase price of $2,378,000 and the deposit for each lot will be applied to the purchase price of each lot.  If any of the parcels are not purchased, the deposit related to any such parcels will be forfeited and Barnwell will incur an expense as a result of the write-off of its 80% share of any forfeited deposits.

In April 2007, Kaupulehu 2007 purchased two of the aforementioned parcels and paid $4,356,000 for the balance of the purchase price of those parcels and in September 2007, Kaupulehu 2007 purchased one additional lot and paid $2,178,000 for the balance of the purchase price of that parcel.  $600,000 of the previously paid deposits was applied to the purchase prices of the parcels.  As of September 30, 2007, Barnwell estimates that it will develop two residences for sale on two parcels and that the third parcel purchased will be held for investment purposes.  The purchase of each of the remaining four lots is scheduled to close in December 2007, March 2008, June 2008 and September 2008.

Included in the Consolidated Balance Sheet as of September 30, 2007 under the caption “Residential Lots Under Development” are capitalized costs, which include the costs of acquiring land, development and construction costs, interest, property taxes and general and administrative expenses related to the development of land and home construction.  Costs that relate to a specific lot or home are assigned to that lot or home while common costs related to multiple lots or homes will be allocated to each in proportion to their anticipated sales value.

Kaupulehu 2007 capitalizes interest costs during development and construction and intends to include these costs in cost of sales when homes are sold.  Capitalized interest costs totaled $142,000 for the year ended September 30, 2007.

Residential lots under development, investment in residential parcel and deposits on residential parcels are reported at the lower of the asset carrying value or fair value.  The recorded balances are evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable.

As of the date of this filing, Kaupulehu 2007 is negotiating agreements with a project management company affiliated with Mr. Johnston and an unrelated building contractor for home building services for Kaupulehu 2007’s lots.  It is anticipated that a significant provision of such agreements will be that each such service provider will receive 20% of the profit on the sale of each lot on which a house is constructed.  In addition, Kaupulehu 2007 intends to enter into contracts, one with the project management company affiliated with Mr. Johnston and one with the building contractor, wherein each will be granted the right to purchase from WB one of the four remaining lots Kaupulehu 2007 has agreed to acquire.  It is anticipated that any such agreement will specify the lot that will be acquired by such service provider and require such service provider to reimburse Kaupulehu 2007 for both the $200,000 deposit on such lot and interest costs incurred by Kaupulehu 2007 related to the initial deposit on such lot.

Competition

Barnwell’s real estate development segment is subject to intense competition in all phases of its operations including the acquisition of land, the building of residential homes, including the need for raw materials and skilled labor, and the search for potential purchasers of completed homes.  The competition comes from numerous independent real estate developers.  The principal factors affecting competition are the location of the project, reputation, design, quality and pricing.  Kaupulehu 2007 is a newcomer and a minor participant in the real estate development industry and competes with many other entities having far greater financial and other resources.

For the past few years, Hawaii’s economy has experienced positive growth and the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu 2007 will build residential homes, has experienced strong demand for residential real estate.  This trend continued through fiscal 2007, but at a diminished rate, and, although we cannot be certain, it is not expected to decline significantly in the near term, although there can be no assurance this trend will in fact continue.  The price and market for real estate in the South Kohala/North Kona area of the island of Hawaii has historically been cyclical and if the demand for real estate in the Lot 4A Increment I area of Kaupulehu were to decrease, Barnwell’s operating results could be negatively affected.  During periods when demand for real estate is low, inventory may turn at slower rates than expected or may be sold at prices lower than anticipated.  This could potentially impair Barnwell’s liquidity and impede its ability to proceed with other planned projects or activities.

Contract Drilling Segment

Overview

Barnwell’s wholly-owned subsidiary, Water Resources International, Inc. (“Water Resources”), drills water, water monitoring and geothermal wells of varying depths in Hawaii, installs and repairs water pumping systems, and is the state of Hawaii’s distributor for Floway pumps and equipment.

Operations

Water Resources owns and operates three Spencer-Harris portable rotary drill rigs capable of drilling up to approximately 6,000 feet, an IDECO H-35 rotary drill/workover rig, a GEFCO 40-T portable rotary drill rig and pump installation and service equipment.  Additionally, Water Resources leases a three-quarter of an acre maintenance facility in Honolulu, Hawaii and a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and maintains an inventory of drilling materials and pump supplies.  As of September 30, 2007, Water Resources employed 24 drilling, pump and administrative employees, none of whom are union members.

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

Water Resources derived 47%, 37%, and 63% of its contract drilling revenues in fiscal 2007, 2006, and 2005, respectively, pursuant to federal, State of Hawaii and county contracts.  At September 30, 2007, Barnwell had accounts receivable from the State of Hawaii and county entities totaling approximately $696,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, State of Hawaii, county and private entities.

Water Resources currently operates in Hawaii and is not subject to seasonal fluctuations.

Activity

In fiscal 2007, Water Resources started six well drilling contracts and 10 pump installation contracts and completed four well drilling contracts and 11 pump installation contracts.  One of the completed well drilling contracts and one of the completed pump installation contracts were started in the prior year.  Fifty-three percent (53%) of well drilling and pump installation jobs, representing 47% of total contract drilling revenues in fiscal 2007, have been pursuant to government contracts.

At September 30, 2007, Water Resources had a backlog of seven well drilling contracts and nine pump installation and repair contracts, of which five, four well drilling and one pump installation and repair, were in progress as of September 30, 2007.

The dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at November 30, 2007 and 2006 was as follows:

	2007	2006
Well drilling	$7,860,000	$3,760,000
Pump installation and repair	1,480,000	1,140,000
	$9,340,000	$4,900,000

Approximately two-thirds of the contracts in backlog at November 30, 2007 are expected to be completed within fiscal year 2008 with the remainder completed in fiscal year 2009.

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

Competitive pressures are expected to remain high, thus there is no assurance that the quantity of available or awarded jobs which occurred in fiscal 2007 will continue.

Summary Financial Information For all Industry Segments

Revenues of each industry segment for the fiscal years ended September 30, 2007, 2006, and 2005 are summarized as follows (all revenues were from unaffiliated customers with no intersegment sales or transfers):

	2007		2006		2005
Oil and natural gas	$34,599,000	73%	$37,904,000	66%	$32,724,000	74%
Contract drilling	5,993,000	13%	5,866,000	10%	7,644,000	17%
Land investment	5,662,000	12%	12,339,000	21%	3,047,000	7%
Other	867,000	2%	765,000	1%	652,000	2%

Revenues from segments	47,121,000	100%	56,874,000	98%	44,067,000	100%
Interest income	315,000	0%	386,000	1%	143,000	0%
Gain on sale of drill rig	—	0%	700,000	1%	—	0%

Total revenues	$47,436,000	100%	$57,960,000	100%	$44,210,000	100%

For further discussion see Note 12 (SEGMENT AND GEOGRAPHIC INFORMATION) and Note 17 (CONCENTRATIONS OF CREDIT RISK) of “Notes to Consolidated Financial Statements” in Item 8.

Employees

As of December 6, 2007, Barnwell employed 68 employees, 65 of which are on a full-time basis.  Thirty-three are employed in contract drilling activities, 20 are employed in oil and natural gas activities, and 15 are members of the corporate and administrative staff.

Financial Information about geographic areas

Revenues and long-lived assets by geographic area for the three years ended and as of September 30, 2007, 2006 and 2005 are set forth in Note 12 (SEGMENT AND GEOGRAPHIC INFORMATION) of “Notes to Consolidated Financial Statements” in Item 8.

Available Information

We are required to file annual, quarterly and current reports and other information with the Securities and Exchange Commission.  These filings are not deemed to be incorporated by reference in this report.  You may read and copy any documents filed by us at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.  We also maintain an Internet site at www.brninc.com.   We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the SEC.

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

We are not the operator and have limited influence over the operations of the majority of our oil and natural gas properties.

We hold minority interests in the majority of our oil and natural gas properties.  As a result, we cannot control the pace of exploration or development or major decisions affecting the drilling of wells or the plan for development and production at non-operated properties, although contract provisions give Barnwell certain consent rights in some matters.  The operator’s influence over these matters can affect the pace at which we incur capital expenditures.

Our operations are subject to domestic and foreign government regulation and other risks, particularly in the United States and Canada.

Barnwell’s oil and gas operations are affected by political developments and laws and regulations, particularly in the United States and Canada, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety.  Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces.  Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations.  We derive a significant portion of our revenues from our operations in Canada.  In fiscal 2007, we derived approximately 73% of our operating revenues from operations in Canada.

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

The value of our common stock depends upon, among other things, the level of reserves of oil and gas.  Estimating reserves is inherently uncertain, and the figures herein are only estimates.  Ultimately, actual reserves attributable to our properties will vary from estimates, and those variations may be material.  The estimation of reserves involves a number of factors and assumptions, including, among others:

•                  historical production from our wells compared with production rates from similar producing wells in the area;

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

We are not fully insured against certain environmental risks, either because such insurance is not available or because of high premium costs.  In particular, insurance against risks from environmental pollution occurring over time, as opposed to sudden and catastrophic damages, is not available on economically reasonable terms.  Accordingly, any site reclamation or abandonment costs actually incurred in the ordinary course of business in a specific period could negatively impact our cash flow.  Should we be unable to fully fund the cost of remedying an environmental problem, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy.

We may have difficulty financing our planned capital expenditures, which could have an adverse affect on our business.

We make and will continue to make substantial capital expenditures in our exploration and development projects.  Without adequate capital resources, our drilling and other activities may be limited and our business, financial condition and results of operations may suffer.  We may not be able to secure necessary financing on reasonable terms or at all and financing may not continue to be available to us under our existing financing arrangements.  If capital resources are unavailable, we may curtail our drilling, development and other activities or be forced to sell some of our assets under untimely or unfavorable terms.  Any such curtailment or sale could have a material adverse effect on our business, financial condition and results of operation.

Our future level of indebtedness and the terms of our financing arrangements may adversely affect operations and limit our growth.

At September 30, 2007, we had long-term indebtedness, net of the $0.4 million current portion long-term debt, of approximately $22.1 million, including $14.5 million in outstanding borrowings drawn under our revolving credit facility.  However, we may need to incur additional indebtedness in order to fund a portion of future capital expenditures.  See also our risk factor headed “We may have difficulty financing our planned capital expenditures which could adversely affect our growth,” above.

The terms of our revolving credit facility impose restrictions on our ability and, in some cases, the ability of our subsidiaries to take a number of actions that we may otherwise desire to take, including one or more of the following:

•                  incurring additional debt, including guarantees of indebtedness;

•                  making investments;

•                  creating liens on our assets; and

•                  selling assets.

Our level of indebtedness and the covenants contained in our financing agreements, could have important consequences for our operations, including:

•                  a substantial portion of our cash flow from operations may be required to service our indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•                  our debt level may limit our ability to obtain additional financing in the future, through equity offerings or debt financings, for working capital, capital expenditures, acquisitions and general corporate and other activities, or refinancing of indebtedness;

•                  we may be at a competitive disadvantage as compared to similar companies that have less debt;

•                  additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes may have higher costs and more restrictive covenants;

•                  our revolving credit facility is subject to variable interest rates which makes us vulnerable to interest rate increases;

•                  detracting from our ability to successfully withstand a downturn in our business or the economy generally; and

•                  our debt level makes us more vulnerable to general economic downturns and adverse developments in our industry, especially declines in natural gas and crude oil prices, and the economy in general.

We may incur additional debt, including significant secured indebtedness, or issue additional stock in order to make future acquisitions or to develop our properties.  A higher level of indebtedness increases the risk that we may default on our obligations.  Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance.  General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance.  Many of these factors are beyond our control.  Factors that will affect our ability to raise cash through a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

In addition, our bank borrowing base is subject to periodic redetermination.  A lowering of our borrowing base could require us to repay indebtedness in excess of the borrowing base, or we may need to further secure the lenders with additional collateral.

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

Changes in tax and other legislation may adversely affect stockholders.

Income tax laws, other legislation or government incentive programs relating to the oil and gas industry may in the future be changed or interpreted in a manner that adversely affects us and our stockholders.  Tax authorities having jurisdiction over us may disagree with the manner in which we calculate our income for tax purposes or could change their administrative practices to our detriment.

Risks Related to Land Investment Segment

A downturn in economic conditions and demand for real estate could adversely affect our business.

The real estate investment industry is cyclical in nature and is particularly vulnerable to shifts in local, regional, and national economic conditions outside of our control such as interest rates, housing demand, population growth, employment levels and job growth and property taxes.  Further, a weakening of the economic drivers in Hawaii, which include tourism, military spending, construction starts and employment, or a decrease in market demand may adversely impact the level of real estate activity in Hawaii.  As a result, revenues, operating results and cash inflows may fluctuate significantly.  In particular, the timing and amount of land investment segment percentage of sales proceeds are unpredictable, may be sporadic, and are not under our control.  Accordingly, if estimated cash inflows from land investment segment percentage of sales proceeds do not occur on a timely basis or are less than current expectations, our revenues, operating results, cash inflows and financial condition could be materially impacted.

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

General economic conditions in the lodging industry could adversely affect our overall financial results.

We own a 1.5% passive minority interest in Hualalai Resort, which includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse, and Kona Village Resort, an

80-acre oceanfront hotel property.  Soft economic conditions and reduced travel to North Kona, Hawaii could adversely affect our results from these properties and, therefore, our overall financial results.  The aforementioned properties are also subject to risks that generally relate to investments in commercial real estate, including governmental regulations; real estate, insurance, zoning, tax and eminent domain laws; the ongoing need for capital improvements to maintain or upgrade properties; fluctuations in real estate values; and the relative illiquidity of real estate compared to other investments.

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

Risks Related to Real Estate Development Segment

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

We will need additional financing to fund our property acquisition and homebuilding activities, and if we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate our business as planned, which could adversely affect our results of operations and future growth.

Barnwell, through its 80%-owned real estate joint venture (“Kaupulehu 2007”), made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels in the  Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC, an unrelated entity, during the second quarter of fiscal 2007.  Each lot under contract has a purchase price of $2,378,000 and the deposit for each lot will be applied to the purchase price of each lot.  The purchase of each of the remaining four lots is scheduled to close in December 2007, March 2008, June 2008 and September 2008.  Additionally, if any of the parcels are not purchased, the deposit related to any such parcels will be forfeited and Barnwell will incur an expense as a result of the write-off of its 80% share of any forfeited deposits.

The real estate development industry is capital intensive and homebuilding requires significant up-front expenditures to acquire land and begin development.  Accordingly, we will incur substantial indebtedness to finance our homebuilding activities.  Although we believe that internally generated funds and borrowing capacity under our credit facilities will be sufficient to fund our development and construction activities, the amounts available from such sources may not be adequate to meet our needs.  Additionally, we will need to establish new funding sources to finance our land acquisition capital expenditures.  If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including additional bank financing, joint venture partner financing, and/or securities offerings.  The amount and types of indebtedness which we may incur are limited by the terms of the agreements governing our existing debt.  In addition, the availability of borrowed funds to be utilized for land acquisition, development and construction, may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans.  The failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.  Further, if we are unable to obtain sufficient capital and thus are unable to purchase the remaining parcels when due, we may be required to forfeit the remaining balance of the initial deposits and write off the carrying cost of such deposits.

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

Our financial condition and results of operations may be adversely affected by a decrease in the value of our residential lots under development inventory and residential parcel investment, as well as by the associated carrying costs.

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

As of September 30, 2007, our consolidated debt was $22.5 million.  In the ordinary course of business, we may incur significant additional debt, to the extent permitted by our revolving credit facility and our debt facilities.  The amount of our debt could have important consequences.  For example, it could:

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

A significant portion of our contract drilling division revenues are derived from water and infrastructure contracts with governmental entities or agencies.  Reduced tax revenues in certain regions may limit spending and new development by local municipalities which in turn will affect the demand for our services in these regions.  Material reductions in spending by a significant number of municipalities or local governmental agencies could have a material adverse effect on our business, results of operations, liquidity and financial position.

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

Our business is dependent on our relationships with key vendors, customers and subcontractors.  The loss of or damage to any of our key relationships could negatively affect our business.

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

A small number of stockholders, including our executive officers, own a significant amount of our common stock and have influence over our business regardless of the opposition of other stockholders.

As of September 30, 2007, three of our investors and our executive officers held approximately 53% of our common stock.  The interests of these stockholders may not always coincide with the interests of other stockholders.  These stockholders, acting together, have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of us.  These stockholders are able to exercise significant control over our business, policies and affairs.

We may be required to comply with Section 404 of the Sarbanes-Oxley Act in 2008, which we believe will result in additional expenses and may divert management’s attention.

The Company may become an accelerated filer as defined in Rule 12b-2 of the Exchange Act, which would require the Company to comply with Section 404 of the Sarbanes-Oxley Act for fiscal 2008.  In such event, management would be required to provide with the Company’s Annual Report on Form 10-K for the year ending September 30, 2008, its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 and our independent registered public accounting firm would be required to provide its attestation of the adequacy of the Company’s internal controls.  If such compliance is required, the Company anticipates incurring additional general and administrative expenses and anticipates that its compliance efforts may divert management’s time and attention away from other aspects of our business.

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

ITEM 2.           PROPERTIES

Oil and Gas and Real Estate Investment Properties.

The location and character of Barnwell’s oil and natural gas properties, and its land investment and real estate development properties, are described above under Item 1, “Business.”

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

Market Information

In December 2004, Barnwell declared a two-for-one stock split in the form of a stock dividend.  The new shares were distributed on January 28, 2005 to all stockholders of record as of January 11, 2005.

In October 2005, Barnwell declared a three-for-one stock split in the form of a stock dividend.  The new shares were distributed on November 14, 2005 to all stockholders of record as of October 28, 2005.  All information in this Form 10-K has been adjusted to reflect the stock splits for all periods presented.

The principal market on which Barnwell’s common stock is being traded is the American Stock Exchange (AMEX) under the symbol “BRN.”  The following tables present the quarterly high and low sales prices, on the American Stock Exchange, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2005	$28.25	$19.50	December 31, 2006	$24.00	$16.82
March 31, 2006	25.68	20.71	March 31, 2007	23.96	19.26
June 30, 2006	24.45	18.75	June 30, 2007	22.43	18.30
September 30, 2006	24.30	18.45	September 30, 2007	22.00	14.37

Holders

As of December 12, 2007, there were 8,196,460 shares of common stock, par value $0.50, outstanding.  There were approximately 1,500 holders of the common stock of the registrant as of December 12, 2007.

Dividends

In December 2007, Barnwell declared a cash dividend of $0.05 per share payable January 22, 2008, to stockholders of record on January 7, 2008.

The table below sets forth the cash dividends paid per share of common stock for 2007 and 2006.

Record Date	Payable Date	Dividend Paid
September 7, 2007	September 21, 2007	$0.05
June 1, 2007	June 15, 2007	$0.05
March 1, 2007	March 15, 2007	$0.05
December 28, 2006	January 15, 2007	$0.10
September 1, 2006	September 15, 2006	$0.05
June 1, 2006	June 15, 2006	$0.05
March 1, 2006	March 15, 2006	$0.05
December 20, 2005	January 4, 2006	$0.025

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included in Part III, Item 12, under the caption “Equity Compensation Plan Information.”

Share Repurchase Program

In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock from time to time in the open market or in privately negotiated transactions, depending on market conditions.  On September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008.  During the period from September 24, 2007 through September 30, 2007, Barnwell repurchased 10,000 shares for an aggregate purchase price of $155,000 or approximately $15.50 per share pursuant to the plan.  The remaining 100,000 shares of the 250,000 shares of common stock originally authorized may be purchased in the open market or in privately negotiated transactions.

Stock Performance Graph and Cumulative Total Return

The graph below compares the five-year cumulative total return, assuming the reinvestment of dividends, on Barnwell Common Stock with that of the AMEX Composite Index, the Dow Jones Exploration and Production Index and the Dow Jones Real Estate Holding and Development Index.  This graph assumes $100 was invested on September 30, 2002, in each of Barnwell Common Stock, the companies in the AMEX Composite Index, the companies in the Dow Jones Exploration and Production Index, and the companies in the Dow Jones Real Estate Holding and Development Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN *

AMONG BARNWELL INDUSTRIES, INC., THE AMEX COMPOSITE INDEX,

THE DOW JONES EXPLORATION AND PRODUCTION INDEX

AND THE DOW JONES REAL ESTATE HOLDING AND DEVELOPMENT INDEX

*$100 INVESTED ON 9/30/02 IN STOCK OR INDEX-INCLUDING REINVESTMENT OF DIVIDENDS

Total Return to Stockholders

(Includes reinvestment of dividends)

		INDEXED RETURNS
	Sept. 30,	Years Ending September 30,
Company / Index	2002	2003	2004	2005	2006	2007
Barnwell Industries, Inc.	$100	$125	$238	$660	$608	$525
AMEX Composite	100	120	154	210	231	291
Dow Jones Exploration & Production Index	100	116	186	340	324	429
Dow Jones Real Estate Holding & Development Index	100	125	157	232	290	301

ITEM 6.                                  SELECTED FINANCIAL DATA

The following financial data as of and for the years ended is derived from the Consolidated Financial Statements.  The data should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, and other financial information included herein.  See “Financial Statements and Supplementary Data” in Item 8 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

FINANCIAL AND OPERATING HIGHLIGHTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

	Years ended September 30,
	2007	2006	2005	2004	2003
FINANCIAL:
Revenues	$47,436,000	$57,960,000	$44,210,000	$38,540,000	$24,160,000

Net earnings	$3,516,000	$14,637,000	$6,027,000	$8,710,000	$2,320,000

Net earnings per share - diluted	$0.41	$1.68	$0.70	$1.03	$0.28

Total assets	$124,565,000	$104,555,000	$84,977,000	$65,087,000	$52,337,000

Long-term debt, excluding current portion	$22,104,000	$11,735,000	$11,576,000	$10,165,000	$10,477,000

Dividends declared per share	$0.25	$0.18	$0.10	$0.14	$—

OPERATING:
Production -
Oil and natural gas liquids (barrels)	260,000	260,000	253,000	259,000	227,000

Natural gas (MCF)	3,615,000	3,629,000	3,621,000	3,383,000	3,175,000

Average price -
Oil and natural gas liquids, per barrel	$48.37	$49.48	$40.78	$29.57	$25.37

Natural gas, per MCF	$5.88	$6.67	$5.93	$4.60	$4.27

	At September 30,
	2007	2006	2005	2004	2003
RESERVES:
Proved reserves:
Oil and liquids-barrels	1,387,000	1,303,000	1,306,000	1,304,000	1,401,000

Natural gas – MCF*	24,018,000	24,826,000	25,234,000	26,825,000	27,639,000

Total natural gas and natural gas equivalent of oil and liquids**– MCF	32,063,000	32,383,000	32,809,000	34,388,000	35,765,000

  *MCF means 1,000 cubic feet

**Oil and liquids are converted to natural gas equivalents on the basis of one barrel equals 5.8 MCF.

Reserves are calculated by an independent engineering firm based on estimated prices received by Barnwell at year end.

ITEM 7.                                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2007 and 2006, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended September 30, 2007.  This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments.  Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures.  The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries.  Our reserve estimates are prepared annually by independent petroleum engineers and quarterly by internal personnel.  The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information.  In the past three fiscal years, annual revisions to our reserve volume estimates have averaged 1% of the previous year’s estimate.  However, there can be no assurance that more significant revisions will not be necessary in the future.  If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.  If reported reserve volumes were revised downward by 5% at the end of fiscal 2007, the ceiling limitation would have decreased approximately $3,915,000.  This decrease would not have resulted in a write-down in fiscal 2007.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense.  The lower the estimated reserves, the higher the depletion rate per unit of production.  Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production.  If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2007, depletion for fiscal 2007 would have increased by approximately $588,000.

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

On October 25, 2007, the Alberta Government announced increases to the royalty rates on oil, natural gas liquids and natural gas production beginning on January 1, 2009.  The new plan also intends to simplify royalties and eliminate “old” and “new” classifications of oil and natural gas with current maximum royalty rates of 35% with new royalty rates up to 50%.  The new proposed 50% royalty rate is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Barnwell is awaiting clarification from the Alberta Government on the new program and is in the process of assessing its impact.  The new program may reduce Barnwell’s natural gas and oil reserve volumes, reported net production, and estimated future revenues and estimated future cash flows from natural gas and oil reserves.  The new program may also materially impact the economics of oil and natural gas exploration in the Alberta area.  However, the magnitude of the potential impact, which will depend on the final form of legislation upon enactment, cannot be reasonably estimated at this time.

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

Barnwell has established a valuation allowance primarily for the U.S. tax effect of deferred Canadian taxes, accrued expenses and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. taxable income will coincide with the payment of Canadian taxes to enable Canadian taxes to be a fully beneficial deduction for U.S. tax purposes.

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

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset.  Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities.  The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.  Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations.  Following the implementation of SFAS No. 143, actual asset retirement obligations through the end of fiscal 2007 have not materially differed from our estimates.  However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future.  A 20% increase in accretion and depletion related to the asset retirement obligation would have increased Barnwell’s fiscal 2007 expenses before taxes by approximately $133,000.

Contractual Obligations

The following table presents significant contractual obligations of Barnwell as of September 30, 2007, estimating that Barnwell’s credit facility with Royal Bank of Canada will be renewed on each annual renewal date, currently April 30:

	Payments Due by Fiscal Year
Contractual Obligations	Total	2008	2009-2010	2011-2012	After 2012
Long-term debt (1) (2)	$22,458,000	$354,000	$7,372,000	$212,000	$14,520,000
Operating leases (3)	4,450,000	590,000	1,088,000	1,063,000	1,709,000
Retirement plans (4)	1,735,000	141,000	282,000	282,000	1,030,000

Total	$28,643,000	$1,085,000	$8,742,000	$1,557,000	$17,259,000

There is no assurance that Royal Bank of Canada will in fact extend the term of the facility on each renewal date or that the facility will be renewed at its current amount.  The following table lists Barnwell’s significant contractual obligations as of September 30, 2007 assuming that the facility will not be renewed on the next renewal date, April 30, 2008 (for which repayment, if any, has been deferred until no sooner than October 1, 2008), and that Barnwell then elects to convert the revolving facility to term status:

	Payments Due by Fiscal Year
Contractual Obligations	Total	2008	2009-2010	2011-2012	After 2012
Long-term debt (1)	$22,458,000	$354,000	$21,892,000	$212,000	$—
Operating leases (3)	4,450,000	590,000	1,088,000	1,063,000	1,709,000
Retirement plans (4)	1,735,000	141,000	282,000	282,000	1,030,000

Total	$28,643,000	$1,085,000	$23,262,000	$1,557,000	$2,739,000

(1)Required principal payments only.

(2)Assumes Barnwell’s credit facility with Royal Bank of Canada will be renewed on each annual renewal date, currently April 30.

(3)Amounts include scheduled minimum rental payments of non-cancelable operating leases for office space and leasehold land.  The lease payments for land were subject to renegotiation as of January 1, 2006.  Per the lease agreement, the lease payments will remain unchanged pending an appraisal, whereupon the lease rent will be adjusted to fair market value.  Barnwell does not know the amount of the new lease payments which could be effective upon performance of the appraisal; they may remain unchanged or increase, and Barnwell currently expects the adjustment, if any, to not be material.  The future rental payment disclosures above assume the minimum lease payments for land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

(4)Amounts represent our obligations under our defined benefit pension plan, supplemental employee retirement plan, and postretirement medical insurance benefits plan.

Overview

Barnwell is engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas essentially all in Canada (oil and natural gas segment), 2) investment in leasehold land and other real estate interests in Hawaii (land investment segment), 3) acquisition of property for investment and development of homes for sale (real estate development segment, established January 2007) and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended September 30, 2007, have ranged from a low of $5.09 per thousand cubic feet to a high of $9.76 per thousand cubic feet, and tend to be higher in the winter than in the summer due to increased demand.  Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, within and adjacent to the Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures, and his affiliated entities own a direct financial interest in 19.3% of Kaupulehu Developments.  Refer to Note 9 of “Notes to Consolidated Financial Statements” in Item 8 for further discussion on related party interests.

Kaupulehu Developments’ development rights are under option to a developer for $10,625,000 as of September 30, 2007, comprised of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.

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

In June 2006, Kaupulehu Developments entered into an agreement whereby Kaupulehu Developments sold its interest in the second increment (“Increment II”), representing the remainder of the aforementioned approximately 870 acres.  Pursuant to this agreement, Kaupulehu Developments received $10,000,000 and is entitled to receive future payments from the buyer based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  This agreement also provides the buyer with the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C (“Lot 4C”), which is comprised of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Increment II.  This right expires in June 2009 or, if the buyer completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C zoning, in June 2012.

The area in which Kaupulehu Developments’ interests are located has experienced demand for premium residential real estate in recent years, however there is no assurance that this will continue or that any future development rights or percentage of sales payments will be received.

Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, holds lot acquisition rights as to lots within approximately 5,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, Island and State of Hawaii.  The lot acquisition rights give Barnwell the right to acquire residential lots which may be developed on the Mauka Lands, which are currently classified as agricultural by the State of Hawaii.

Real Estate Development Segment

Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership, which acquires house lots for investment and to construct turnkey single-family homes for future sale.  Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures, and his affiliates hold certain interests in Kaupulehu 2007.  Refer to Note 9 of “Notes to Consolidated Financial Statements” in Item 8 for further discussion on related party interests.  Kaupulehu 2007 is in the process of obtaining building permits for the two homes to be constructed and anticipates construction on the first home to begin during the second quarter of fiscal 2008.

Contract Drilling Segment

Barnwell drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.  Water well drilling and pump installation activity remained at the same levels during fiscal 2007 as compared to the prior year, and management expects a moderate increase in these activities in fiscal 2008, as compared to fiscal 2007.

Results of Operations

Summary

Barnwell generated net earnings of $3,516,000 in fiscal 2007, an $11,121,000 decrease from net earnings of $14,637,000 in fiscal 2006.  Net earnings for fiscal 2007 decreased as net earnings of the prior fiscal year included the receipt of a closing payment from the sale of Increment II of Kaupulehu Developments’ leasehold land interests, which generated a $4,621,000 operating profit, after minority interest and before taxes, and proceeds from real estate consulting services rendered.  There was no closing payment or real estate consulting proceeds received in fiscal 2007.  Also contributing to the decrease was the recognition of $4,130,000 of deferred tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards and $1,094,000 of deferred tax benefits due to a reduction of Canadian income tax rates during fiscal 2006.  There was no reduction in the valuation allowance for foreign tax credit carryforwards in fiscal 2007.  The decrease was further attributable to lower prices received by Barnwell for natural gas and natural gas liquids in the current year, as compared to the prior year.  The decrease in net earnings was partially offset by lower general and administrative expenses in the current fiscal year due primarily to reduced bonus expense and a decrease in costs associated with Sarbanes-Oxley compliance efforts.

The fiscal year average exchange rate of the Canadian dollar to the U.S. dollar increased 3% in fiscal 2007, as compared to fiscal 2006, and the exchange rate of the Canadian dollar to the U.S. dollar increased 12% at September 30, 2007, as compared to September 30, 2006.  This increase in the value of the Canadian dollar in U.S. dollars increased Barnwell’s reported revenues and expenses and assets and liabilities.

Barnwell generated net earnings of $14,637,000 in fiscal 2006, an $8,610,000 increase from net earnings of $6,027,000 in fiscal 2005.  The increase was due in part to the receipt of a payment from the sale of Increment II of Kaupulehu Developments’ leasehold land interests which generated an operating profit, after minority interest and before taxes, of approximately $4,621,000, higher prices received by Barnwell for all petroleum products, the receipt of percentage of sales payments from the sale of lots in Increment I of the leasehold land interest previously held by Kaupulehu Developments, and proceeds from real estate consulting services rendered.  The increase was also due in part to the recognition of $4,130,000 of deferred tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards and $1,094,000 of deferred tax benefits due to a reduction in Canadian income tax rates.  There were no Increment II receipts, percentage of sales payments, or real estate consulting proceeds received in fiscal 2005, nor were there reductions in the valuation allowance for foreign tax credit carryforwards or Canadian tax rates in fiscal 2005.

Oil and natural gas revenues

Selected Operating Statistics

The following tables set forth Barnwell’s annual net production and annual average price per unit of production for fiscal 2007 as compared to fiscal 2006, and fiscal 2006 as compared to fiscal 2005.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit, where applicable.  As discussed in further detail below, the Alberta Royalty Tax Credit was discontinued effective January 1, 2007.

Fiscal 2007 - Fiscal 2006

	Annual Net Production
			Increase (Decrease)
	2007	2006	Units	%
Natural gas (MCF)*	3,615,000	3,629,000	(14,000)	0%
Oil (Bbl)**	146,000	145,000	1,000	1%
Liquids (Bbl)**	114,000	115,000	(1,000)	(1)%

	Annual Average Price Per Unit
			Increase (Decrease)
	2007	2006	$	%
Natural gas (MCF)*	$5.88	$6.67	$(0.79)	(12)%
Oil (Bbl)**	$56.96	$56.85	$0.11	0%
Liquids (Bbl)**	$37.36	$40.18	$(2.82)	(7)%

Fiscal 2006 - Fiscal 2005

	Annual Net Production
			Increase
	2006	2005	Units	%
Natural gas (MCF)*	3,629,000	3,621,000	8,000	0%
Oil (Bbl)**	145,000	139,000	6,000	4%
Liquids (Bbl)**	115,000	114,000	1,000	1%

	Annual Average Price Per Unit
			Increase
	2006	2005	$	%
Natural gas (MCF)*	$6.67	$5.93	$0.74	12%
Oil (Bbl)**	$56.85	$48.11	$8.74	18%
Liquids (Bbl)**	$40.18	$31.84	$8.34	26%

*                       MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**                Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $3,305,000 (9%) from $37,904,000 in fiscal 2006 to $34,599,000 in fiscal 2007, due primarily to decreases in prices for natural gas and natural gas liquids.  Oil prices in fiscal 2007 were essentially equivalent to oil prices in fiscal 2006.

Net natural gas production in fiscal 2007 was essentially unchanged from that of fiscal 2006.  Gross natural gas production decreased 6% in fiscal 2007, as compared fiscal 2006, due to natural declines in production from older properties and declines at certain newer properties due to various operational issues.  The impact of the decreases in gross production was largely offset by lower royalties as a percentage of revenues, due in part to lower prices, which reduced the royalty owners’ share of gas production.  At Dunvegan, Barnwell’s principal oil and gas property, gross natural gas production decreased 89,000 MCF due to natural declines from older wells, whereas net natural gas production at Dunvegan increased 72,000 MCF due to a decrease in royalties as a percentage of revenues, due in part to lower prices.  Gross natural gas production increased at Barnwell’s newer properties at Pouce Coupe South, Progress, Boundary Lake and Bilawchuk, but the increase was more than offset by declines at Doris, Bonanza, and Malmo, which are also newer properties.

The Alberta Royalty Tax Credit (“ARTC”) program was discontinued by the Alberta government, effective January 1, 2007.  In fiscal years 2007, 2006, and 2005, Barnwell received $111,000, $438,000 and $409,000, respectively, under the ARTC program.  The ARTC payments were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.

On October 25, 2007, the Alberta Government announced increases to the royalty rates on oil, natural gas liquids and natural gas production beginning on January 1, 2009.  The new plan also intends to simplify royalties and eliminate “old” and “new” classifications of oil and natural gas with current maximum royalty rates of 35% with new royalty rates up to 50%.  The new proposed 50% royalty rate is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Barnwell is awaiting clarification from the Alberta Government on the new program and is in the process of assessing its impact.  The new program may reduce Barnwell’s natural gas and oil reserve volumes, reported net production, and estimated future revenues and estimated future cash flows from natural gas and oil reserves.  The new program may also materially impact the economics of oil and natural gas exploration in the Alberta area.  However, the magnitude of the potential impact, which will depend on the final form of legislation upon enactment, cannot be reasonably estimated at this time.

Oil and natural gas revenues increased $5,180,000 (16%) from $32,724,000 in fiscal 2005 to $37,904,000 in fiscal 2006, due to increases in prices for all petroleum products.  Fiscal 2006 net natural gas production increased 99,000 MCF at Dunvegan, and net natural gas production also increased at Doris, Boundary Lake, Wood River and Bonanza/Balsam.  The increase was more than offset by declines at Progress, Leduc, Malmo and Pouce Coupe South.

Net oil production increased 6,000 barrels (4%) in fiscal 2006 due to increased production from the Progress and Wood River areas.  The increase was partially offset by declines in oil production from the Bonanza/Balsam area and the Red Earth area.

Oil and natural gas operating expenses

Operating expenses increased $1,986,000 (24%) to $10,203,000 in fiscal 2007, as compared to $8,217,000 in fiscal 2006.  Operating expenses increased due to higher utility costs, industry-wide cost pressures which resulted in higher oilfield services costs, and higher than usual workover activity which resulted in higher repairs and maintenance costs.  The increase was also due to a 3% increase in the average exchange rate of the Canadian dollar to the U.S. dollar that increased oil and natural gas operating expenses $283,000 in fiscal 2007 as compared to the prior year.

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

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Hualalai Investors, an entity in which Barnwell acquired a 1.5% passive minority interest through an 80%-owned joint venture in fiscal 2007.  The development rights were previously under option to Kaupulehu Makai Venture, an unrelated entity.  Hualalai Investors acquired the development rights option from Kaupulehu Makai Venture in June 2006.  Net revenues from the sale of development rights were $2,292,000, $2,702,000 and $2,497,000 in fiscal years 2007, 2006 and 2005, respectively.  In December 2004, Kaupulehu Developments received a payment of $2,656,250 representing the development rights option due on December 31, 2004.  In November 2005, Kaupulehu Developments received a payment of $2,875,000 representing payment of the development rights option due on December 31, 2005 of $2,656,250 and a $218,750 portion of its development rights option due on December 31, 2006.  In December 2006, Hualalai Investors paid Kaupulehu Developments $2,437,500 upon exercising the balance of its development rights option due on December 31, 2006.

Revenue from the development rights sales received in fiscal years 2007, 2006 and 2005 were reduced by $146,000, $173,000 and $159,000, respectively, of fees related to the sales, resulting in net revenues of $2,292,000, $2,702,000 and $2,497,000, respectively.  Operating profits, after minority interest, from the development rights sales were $1,791,000, $2,111,000 and $1,950,000 in fiscal years 2007, 2006 and 2005, respectively.  All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The development rights option revenues, net of related fees, are recorded in the Consolidated Statement of Earnings as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, was $10,625,000 as of September 30, 2007, comprised of four payments of $2,656,250 due on each December 31 of years 2007 to 2010.  In October 2007, Kaupulehu Developments received a $1,927,000 development rights option payment for a portion of the seventh payment due on December 31, 2007.  This development rights option payment will be recognized in Barnwell’s first quarter of fiscal 2008.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

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

With respect to Increment I, Kaupulehu Developments received an $11,550,000 payment in February 2004 and is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  WB sold a total of five single-family lots and paid Kaupulehu Developments $3,660,000 in percentage of sales payments during the year ended September 30, 2006.  The revenue from the fiscal 2006 percentage of sales payments was reduced by $220,000 of fees related to the sales, resulting in net revenues of $3,440,000 and a $2,688,000 operating profit, after minority interest.  WB sold an additional seven single-family lots during the year ended September 30, 2007 and paid Kaupulehu Developments $3,585,000 in percentage of sales payments.  Three of the seven lots sold by WB in fiscal 2007 were purchased by Kaupulehu 2007, a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc. (“Nearco”), established during the second quarter of fiscal 2007 for the purpose of acquiring house lots for investment and to construct turnkey single-family homes for future sale.  Nearco is a company controlled by Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures.  The three lots purchased by Kaupulehu 2007 were made under a lot purchase contract executed in January 2007.  WB is not affiliated with Barnwell, Kaupulehu Developments or Kaupulehu 2007.  Accordingly, the percentage of sales payments received from WB as a result of Kaupulehu 2007’s lot purchases have been recorded as revenues and have not been eliminated.  Percentage of sales payments received by Kaupulehu Developments as a result of Kaupulehu 2007’s lot purchases in fiscal 2007 totaled $642,000.  Recognized revenues, net of fees, and operating profit, net of minority interest and before taxes, resulting from Kaupulehu 2007’s lot purchases totaled $604,000 and $472,000, respectively, in fiscal 2007.  Revenue from total fiscal 2007 percentage of sales payments was reduced by $215,000 of fees related to the sales, resulting in net revenues of $3,370,000 and a $2,633,000 operating profit, after minority interest.  There were no lot sales, and therefore, no percentage of sales payments received during fiscal 2005.  There is no assurance that any future percentage of sales payments will be received.

In June 2006, Kaupulehu Developments entered into an agreement with WB and WB KD Acquisition II, LLC (“WBKD”) by which Kaupulehu Developments sold its interest in Increment II to WBKD (“Increment II Agreement”).  There is no affiliation between Kaupulehu Developments and WB or WBKD.  WB and WBKD are both affiliates of RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of Hualalai Resort, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.  Pursuant to the Increment II Agreement, Kaupulehu Developments received a $10,000,000 closing payment and is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  The revenue from the $10,000,000 Increment II closing payment received in fiscal 2006 was reduced by $600,000 of fees related to the sale, $220,000 in other costs related to the sale, and approximately $2,983,000 of previously capitalized costs relating to Increment II, resulting in net revenues of $6,197,000 and a $4,621,000 operating profit, after minority interest.  No Increment II payments were received in fiscal 2005 or fiscal 2007.  There is no assurance that any future payments will be received.

In fiscal 2005, Kaupulehu Developments received fees, before minority interest, totaling $550,000.  The Increment I and Increment II revenues and fees, net of related fees and other costs, are recorded in the Consolidated Statements of Earnings as “Sale of interest in leasehold land, net.”

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues increased $127,000 (2%) to $5,993,000 in fiscal 2007, as compared to $5,866,000 in fiscal 2006, and contract drilling operating expenses increased $230,000 (5%) to $4,939,000 in fiscal 2007, as compared to $4,709,000 in fiscal 2006. Operating profit before general and administrative expenses decreased $138,000 (14%) from $968,000 in fiscal 2006 to $830,000 in fiscal 2007 due to higher drilling costs incurred on certain current contracts. Contract drilling revenues and costs are not seasonal in nature but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

At September 30, 2007, there was a backlog of seven well drilling contracts and nine pump installation and repair contracts, of which five, four well drilling and one pump installation and repair, were in progress as of September 30, 2007. The backlog of contract drilling revenues as of November 30, 2007 was approximately $9,340,000. Approximately two-thirds of the contracts in backlog at November 30, 2007 are expected to be completed within fiscal year 2008 with the remainder completed in fiscal year 2009.

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

Gas processing and other income

Gas processing and other income was relatively unchanged (increased $31,000 or 3%) in fiscal 2007 as compared to fiscal 2006.

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

Gain on sale of drill rig

Barnwell sold a drill rig in fiscal 2006 for $712,000, net of costs associated with the sale, and recognized a pre-tax gain of $700,000; there was no such sale in fiscal 2007. The drill rig was identical to one of Barnwell’s other drill rigs and was originally purchased to drill geothermal wells.

General and administrative expenses

General and administrative expenses decreased $1,187,000 (10%) to $10,457,000 in fiscal 2007, as compared to $11,644,000 in fiscal 2006. The decrease was principally attributable to i) decreased personnel costs of $813,000, largely due to decreased bonus expense and incentive compensation costs, ii) decreased professional services costs of $219,000, primarily related to Sarbanes-Oxley compliance costs incurred in fiscal 2006, and iii) increased administrative expense reimbursements from oil and natural gas joint venture partners of $281,000. This decrease was partially offset by general inflationary increases.

General and administrative expenses decreased $87,000 (1%) to $11,644,000 in fiscal 2006, as compared to $11,731,000 in fiscal 2005. The decrease was primarily due to a $3,061,000 decrease in stock appreciation rights expense for the year ended September 30, 2006 due to fluctuations in Barnwell’s stock price, partially offset by an increase in the number of shares vested. This decrease was virtually offset by i) increased personnel costs of $1,323,000, ii) increased professional services incurred in connection with the preparation for future requirements to comply with the Sarbanes-Oxley Act, legal fees related to the land segment, audit fees and actuarial fees for a total of $1,000,000, iii) decreased administrative expense reimbursements from oil and natural gas joint venture partners of $523,000, and iv) an increase in share-based compensation of $144,000 due to implementation of SFAS No. 123(R) during the year ended September 30, 2006.

Depletion, depreciation and amortization

Depletion, depreciation and amortization increased $1,597,000 (14%) to $13,174,000 in fiscal 2007, as compared to $11,577,000 in fiscal 2006, due to a 12% increase in the depletion rate and a 3% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves. Barnwell’s cost of finding and developing proven reserves has increased due to the costs of oil and natural gas exploration and development having increased along with product prices and the drilling of unsuccessful wells.

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

Interest expense

Interest expense increased $166,000 (20%) to $999,000 in fiscal 2007, as compared to $833,000 in fiscal 2006, due to higher average loan balances and, to a lesser degree, higher average interest rates during fiscal 2007 as compared to fiscal 2006. The average interest rate incurred during fiscal 2007 on Barnwell’s borrowings from Royal Bank of Canada increased to 7.28%, as compared to 6.67% in fiscal 2006. The weighted-average balance of outstanding borrowings from Royal Bank of Canada increased to $12,566,000 in fiscal 2007 as compared to $11,640,000 in fiscal 2006. The increase was also due in part to interest on borrowings under a $7,500,000 credit facility obtained during the latter half of fiscal 2007 on which Barnwell incurred interest at an average rate of 7.25%, $142,000 of which was capitalized; Barnwell did not have such a loan during fiscal 2006.

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

Interest costs for the fiscal years ended September 30, 2007, 2006 and 2005 are summarized as follows:

	Year ended September 30,
	2007	2006	2005
Interest costs incurred	$1,141,000	$833,000	$616,000
Less interest costs capitalized on residential lots under development	142,000	—	—
Interest expense	$999,000	$833,000	$616,000

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

The fiscal year average exchange rate of the Canadian dollar to the U.S. dollar increased 3% in fiscal 2007, as compared to fiscal 2006, and the exchange rate of the Canadian dollar to the U.S. dollar increased 12% at September 30, 2007, as compared to September 30, 2006. Accordingly, the revenues and expenses and assets, liabilities and stockholders’ equity of Barnwell’s subsidiaries operating in Canada have increased. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases in value of the Canadian dollar to the U.S. dollar generate other comprehensive income. The fiscal year average exchange rate of the Canadian dollar to the U.S. dollar increased 7% in fiscal 2006, as compared to fiscal 2005, and the exchange rate of the Canadian dollar to the U.S. dollar increased 4% at September 30, 2006, as compared to September 30, 2005. Other comprehensive income due to foreign currency translation adjustments for fiscal 2007 was $3,316,000, a $2,176,000 increase from other comprehensive income of $1,140,000 in fiscal 2006.

Foreign currency transaction gains and losses were not material in fiscal 2007, 2006 and 2005 and are reflected in general and administrative expenses.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period. Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Income taxes

Included in the provision for income taxes for fiscal 2006 is a Canadian deferred tax benefit of $1,094,000 resulting from reductions in Canadian tax rates. Also included in the provision for income taxes for fiscal 2006 is the recognition of a deferred income tax benefit of $4,130,000 due to a reduction in the valuation allowance for foreign tax credit carryforwards. The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the first quarter of fiscal 2006, coupled with Kaupulehu Developments’ receipt of proceeds related to Increment I, resulted in the determination that it was more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law would exceed taxable income from Canadian operations under Canadian tax law to a degree that will result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes. This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law. There were no reductions in the valuation allowance for foreign tax credit carryforwards in fiscal 2007 or 2005. A minor reduction in Canadian federal tax rates in fiscal 2007 resulted in a $100,000 reduction in net deferred tax liability in fiscal 2007. There was no reduction in Canadian tax rates in fiscal 2005.

In October 2007, the Canadian government proposed changes in the corporate tax rate from the current tax rates of 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively. There is no assurance that this proposed change in taxes will become law.

Equity in earnings of real estate affiliate

In fiscal 2006, Barnwell entered into an agreement with Nearco, Inc. (“Nearco”), to form Mauka 3K, LLC (“Mauka 3K”), for the purpose of providing real estate consulting services and investing in real estate. Barnwell and Nearco each have a 50% voting interest in Mauka 3K. Nearco is a company controlled by Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures. Barnwell does not have a controlling interest in Mauka 3K and thus accounts for its investment utilizing the equity method of accounting. Under the equity method of accounting, Barnwell’s proportionate share of its affiliate’s income is included in equity in earnings of real estate affiliate.

In fiscal 2006 Barnwell received net proceeds of $1,440,000 representing its share of real estate consulting revenues, less related expenses. The net proceeds are reflected in the Consolidated Statements of Earnings for the year ended September 30, 2006 as “Equity in earnings of real estate affiliate, net of tax.”  There was no significant activity in Mauka 3K during fiscal 2007.

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principal Board Opinion No. 22, “Disclosure of Accounting Policies.”  Barnwell adopted the provisions of EITF 06-3 on January 1, 2007. The adoption of EITF 06-3 did not have a material impact on Barnwell’s financial statements. Barnwell presents taxes within the scope of EITF 06-3 on both a net and gross basis, depending upon the nature of the tax. Amounts that are reported gross are not significant to Barnwell’s financial statements.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN No. 48 will not have a material impact on Barnwell’s results of operations, financial condition and liquidity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Barnwell’s management is currently evaluating the effect of these provisions on Barnwell’s results of operations, financial condition and liquidity.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after December 15, 2008.  Barnwell’s management is currently evaluating the impact of these provisions on Barnwell’s results of operations, financial condition and liquidity.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to Accounting Research Bulletin No. 51.”  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning on or after December 15, 2008.  Barnwell’s management is currently evaluating the impact of these provisions on Barnwell’s results of operations, financial condition and liquidity.

Liquidity and Capital Resources

Cash Flows, Debt and Available Credit

Cash flows provided by operations totaled $8,792,000 for fiscal 2007, a decrease of $9,337,000 as compared to $18,129,000 of cash flows provided by operations for the same period in the prior year. This decrease was due primarily to a decrease in operating profit generated by Barnwell’s oil and natural gas segment and due to cash outflows of $4,868,000 for the acquisition of residential parcels and related development costs by the real estate development segment for the construction and future sale of two single-family homes.

Cash flows used in investing activities totaled $18,035,000 for fiscal 2007, an increase of $10,731,000 from cash flows used in investing activities of $7,304,000 in fiscal 2006. Cash outflows for investing activities increased during fiscal 2007, as compared to fiscal 2006, due primarily to Barnwell’s investment of $2,765,000, net of a return of capital, to acquire a 1.5% passive minority interest in three joint ventures, investment of $1,400,000 for lot acquisition rights in the Kaupulehu uplands area, investment of $2,383,000 to acquire a residential parcel for investment, and investment of $800,000 for initial deposits to acquire four residential parcels in the Lot 4A Increment I area. As of September 30, 2007, Barnwell estimates that the third parcel, and parcels purchased in the future for which deposits have been made, will be held for investment purposes. No such investments were made during fiscal 2006. The increase in cash outflows for investing activities was partially offset by an $8,788,000 (35%) decrease in capital expenditures to $16,597,000 during fiscal 2007 as compared to $25,385,000 during fiscal 2006. The decrease in capital expenditures was primarily attributable to Barnwell’s oil and natural gas segment. Cash inflows from investing activities also decreased due to a $9,660,000 decrease in proceeds from land segment sales, net of expenses, during fiscal 2007 as compared to fiscal 2006. Additionally, Barnwell received $712,000 of proceeds, net of associated costs, from the sale of a drill rig and $1,700,000 of proceeds from the maturity of certificates of deposit during fiscal 2006; there were no such proceeds received during fiscal 2007.

Cash flows provided by financing activities totaled $7,275,000 for fiscal 2007 as compared to $4,525,000 of cash used in financing activities in fiscal 2006. The increase in cash flows from financing activities was primarily due to $2,257,000 of additional borrowings on the Royal Bank of Canada credit facility, $6,845,000 in borrowings on a credit facility obtained to finance deposits on four residential parcels and to finance the acquisition of three residential parcels and a portion of the initial home construction on two of the parcels, and $525,000 representing a loan from Nearco to Kaupulehu 2007. Furthermore, during fiscal 2007, Barnwell received $751,000 from Nearco, of which $553,000 represents Nearco’s capital contribution for a 20% ownership interest in Kaupulehu

Investors, LLC and $198,000 represents a capital contribution to Kaupulehu 2007. Cash flows provided by financing activities also increased as distributions made to minority interest partners totaled $1,032,000 for fiscal 2007, a $2,063,000 decrease as compared to $3,095,000 for fiscal 2006. The increase in cash flows from financing activities was partially offset by the payment of $2,052,000 in dividends during fiscal 2007 as compared to $1,430,000 in fiscal 2006.

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

In August 2007, Barnwell declared a cash dividend of $0.05 per share, payable September 21, 2007, to stockholders of record on September 7, 2007.

Royal Bank of Canada has renewed Barnwell’s credit facility through April 2008 at $20,000,000 Canadian dollars, approximately US$20,070,000, at September 30, 2007. The facility is available in U.S. dollars at the London Interbank Offer Rate plus 1.5%, at U.S. prime plus 0.25%, or in Canadian dollars at Canadian prime plus 0.25%. A standby fee of 0.25% per annum is charged on the unused facility balance. The bank affirmed that it will not require any repayments under the facility before October 1, 2008. Accordingly, Barnwell has classified outstanding borrowings under the facility as long-term debt.

In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock from time to time in the open market or in privately negotiated transactions, depending on market conditions. On September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008. During the period from September 24, 2007 through September 30, 2007, Barnwell repurchased 10,000 shares for an aggregate purchase price of $155,000 or approximately $15.50 per share pursuant to the plan. The remaining 100,000 shares of the 250,000 shares of common stock originally authorized may be purchased in the open market or in privately negotiated transactions.

At September 30, 2007, Barnwell had $10,107,000 in cash and cash equivalents and $749,000 in working capital. Available credit under the credit facility with the Royal Bank of Canada was approximately $5,550,000. In addition, in December 2007, a joint venture 80% owned by Barnwell refinanced a portion of its $6,845,000 of borrowings as of September 30, 2007. Borrowings refinanced under the new $16,000,000 credit facility in December were $6,600,000, leaving $9,400,000 of available credit as of the date of this filing; the remaining $245,000 of borrowings as of September 30, 2007 that was not refinanced is expected to be repaid to the financial institution that provided the previous credit facility in fiscal 2008.

Barnwell believes its current cash balances, future cash flows from operations, land investment segment proceeds from the sale of development rights and percentage of sales payments, and available credit will be sufficient to fund its estimated capital expenditures and operations for the next 12 months, fund the aforementioned stock repurchases, fund scheduled debt repayments and interest and settle incentive compensation liabilities in cash if necessary. However, the timing and amount of land investment segment percentage of sales proceeds is unpredictable, may be sporadic, and is not under Barnwell’s control; Barnwell is reliant upon these percentage of sales proceeds as a source of liquidity. If estimated cash inflows do not occur on a timely basis or are less than current expectations, and/or if Barnwell’s credit facility with the Canadian bank is reduced below the current level of borrowings under the facility after the April 2008 review, Barnwell may be required to discontinue stock repurchases, reduce oil and natural gas capital expenditures and other expenditures, possibly significantly, and seek alternative sources of financing or liquidate investments and/or operating assets to make any required cash outflows.

Real Estate Development Capital Expenditures

In fiscal 2007, Barnwell commenced operations in real estate development. Barnwell’s real estate development segment capital expenditures in fiscal 2007 totaled $4,868,000 for two lots and related development costs.

The planning process is nearly complete for construction to begin on the two residences for resale. Permits were received and site work has been substantially completed to expand the building envelope on the two lots. The plans for the two houses have received preliminary approval from the Kukio design review committee and have been filed with the County of Hawaii for building permits. Construction is scheduled to commence on the first house upon receipt of the building permit and is currently anticipated to begin in January 2008.

Additionally, Barnwell, through its interest in Kaupulehu 2007, has secured the right to purchase residential parcels which it intends to hold for investment or on which it intends to develop turnkey single-family homes. Barnwell believes proceeds from the future sale of the parcels acquired to date would be sufficient to repay the balance of loan borrowings as of the date of this filing. If Barnwell acquires the remaining four residential lots, future cash outflows will be as follows: $2,178,000 for one parcel by December 30, 2007, $2,178,000 for one parcel in March 2008, $2,178,000 for one parcel in June 2008 and $2,178,000 for one parcel in September 2008. As of the date of this filing, Barnwell has not yet secured financing for the potential purchases in March 2008 through September 2008.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, decreased $11,785,000 (45%) from $25,949,000 in fiscal 2006 to $14,164,000 in fiscal 2007. Barnwell participated in drilling 32 gross (6.7 net) wells, of which 29 gross (5.6 net) wells were initially deemed by management to be successful, and replaced 65% of oil production (including natural gas liquids and excluding revisions of previous estimates) and 42% of natural gas production (excluding revisions of previous estimates). Of these 32 gross wells in fiscal 2007, Barnwell initiated 16 gross (5.2 net) wells. Of the $14,164,000 total oil and natural gas properties investments for fiscal 2007, $1,187,000 (8%) was for acquisition of oil and natural gas leases and lease rentals, $1,428,000 (10%) was for geological and geophysical costs, $8,846,000 (63%) was for intangible drilling costs, $2,410,000 (17%) was for production equipment, and $293,000 (2%) was for future site restoration and abandonment and other costs. The major areas of investments in fiscal 2007 were in the Progress, Pouce Coupe South, Dunvegan, Bonanza/Balsam, Boundary Lake, Wood River, Cecil and Doris areas of Alberta.

The following table sets forth the gross and net numbers of oil and natural gas wells Barnwell participated in drilling for each of the last three fiscal years:

	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net

Exploratory oil and natural gas wells	2	0.9	7	2.4	10	2.9

Development oil and natural gas wells	30	5.8	40	11.1	70	10.6

Successful oil and natural gas wells	29	5.6	40	11.2	69	10.3

Unsuccessful oil and natural gas wells	3	1.1	7	2.3	11	3.2

Barnwell estimates that oil and natural gas capital expenditures for fiscal 2008 will range from $15,000,000 to $18,000,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Subsequent Events

In October 2007, Barnwell received a $1,927,000 development rights option payment for a portion of the seventh payment due on December 31, 2007. This development rights option payment will be recognized in Barnwell’s first quarter of fiscal 2008.

In December 2007, Kaupulehu 2007 obtained a $16,000,000 revolving line of credit facility and refinanced $6,600,000 of its borrowings.  Refer to Note 11 of “Notes to Consolidated Financial Statements” in Item 8 for further discussion.

In December 2007, WB sold a lot in Increment I and paid Kaupulehu Developments a percentage of sales payment of $540,000. This receipt will be recognized in Barnwell’s first quarter of fiscal 2008.

In December 2007, Barnwell declared a cash dividend of $0.05 per share payable January 22, 2008, to stockholders of record on January 7, 2008.

In October and November 2007, Barnwell repurchased 106,500 shares of its common stock for $1,597,000, or approximately $15.00 per share. Of these amounts, 71,500 shares were purchased for $1,063,000, or approximately $14.87 per share, on the open market under the September 20, 2007 authorization, and 35,000 shares were purchased for approximately $534,000, or $15.26 per share, the closing market price on the date of the transaction, in a privately negotiated transaction. These repurchases, in combination with the 10,000 shares purchased in September 2007, leave 68,500 shares available for repurchase under the September 20, 2007 authorization and 65,000 shares available for repurchase under the previous authorization, as of November 30, 2007.

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

Interest Rate Market Risk

Barnwell is exposed to changes in U.S. and Canadian interest rates, primarily resulting from its borrowing activities used to fund capital expenditures, operations and maintain liquidity. Barnwell has revolving credit facilities that carry variable interest rates tied to market indices. The Royal Bank of Canada credit facility, which was renewed in May 2007, is available in U.S. dollars at the London Interbank Offer Rate (“LIBOR”) plus 1.5%, at U.S. prime plus 0.25%, or in Canadian dollars at Canadian prime plus 0.25%. In each of the last three fiscal years, Barnwell has borrowed at either the one-month LIBOR rate plus 1½ or 2% or the floating prime rate plus 0.25% or 1%. During fiscal 2007, Barnwell’s real estate development segment obtained a credit facility and borrowed funds primarily at the one-month LIBOR plus 1.75%. Based on the amount of outstanding debt under our credit facilities on September 30, 2007, a 1% increase in our average interest rate would result in a decrease in our annual pre-tax net income of approximately $219,000. As Barnwell’s interest rates follow changes in market interest rates within a period of approximately one month and as Barnwell has not entered into hedging or other transactions utilizing derivative or other financial instruments, Barnwell does not bear material interest rate market risk related to such instruments.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Barnwell Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in note 4 to the consolidated financial statements, effective October 1, 2005, the Company changed its method of accounting for share-based payments.

As discussed in note 14 to the consolidated financial statements, effective September 30, 2007, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”

/s/KPMG LLP

Honolulu, Hawaii

December 21, 2007

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,107,000	$11,972,000
Accounts receivable, net	7,131,000	5,965,000
Deferred income taxes	2,171,000	4,173,000
Current taxes receivable	1,040,000	1,787,000
Other current assets	1,030,000	1,441,000
TOTAL CURRENT ASSETS	21,479,000	25,338,000
DEPOSITS ON RESIDENTIAL PARCELS	800,000	—
RESIDENTIAL LOTS UNDER DEVELOPMENT	5,009,000	—
INVESTMENT IN RESIDENTIAL PARCEL	2,383,000	—
INVESTMENT IN JOINT VENTURES	2,765,000	—
INVESTMENT IN LAND INTERESTS	1,450,000	50,000
PROPERTY AND EQUIPMENT, NET	90,679,000	79,167,000

TOTAL ASSETS	$124,565,000	$104,555,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,983,000	$3,628,000
Accrued capital expenditures	2,774,000	4,832,000
Accrued stock appreciation rights	1,672,000	3,326,000
Accrued incentive plan costs	2,029,000	1,650,000
Other accrued compensation costs	3,228,000	4,096,000
Drilling advances	1,407,000	1,971,000
Payable to joint interest owners	1,123,000	803,000
Current portion of long-term debt	354,000	—
Other current liabilities	2,160,000	1,806,000
TOTAL CURRENT LIABILITIES	20,730,000	22,112,000
LONG-TERM DEBT	22,104,000	11,735,000
LIABILITY FOR RETIREMENT BENEFITS	2,387,000	—
ASSET RETIREMENT OBLIGATION	4,734,000	3,753,000
DEFERRED INCOME TAXES	19,299,000	16,350,000
MINORITY INTEREST	707,000	—
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share:
Authorized, 20,000,000 shares; 8,280,060 issued at September 30, 2007 8,169,060 issued at September 30, 2006	4,140,000	4,085,000
Additional paid-in capital	738,000	144,000
Retained earnings	44,988,000	43,524,000
Accumulated other comprehensive income, net	4,933,000	2,852,000
Treasury stock, at cost, 11,900 shares at September 30, 2007	(195,000)	—
TOTAL STOCKHOLDERS’ EQUITY	54,604,000	50,605,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,565,000	$104,555,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended September 30,
	2007	2006	2005
Revenues:
Oil and natural gas	$34,599,000	$37,904,000	$32,724,000
Contract drilling	5,993,000	5,866,000	7,644,000
Sale of interest in leasehold land, net	3,370,000	9,637,000	550,000
Sale of development rights, net	2,292,000	2,702,000	2,497,000
Gas processing and other	1,182,000	1,151,000	795,000
Gain on sale of drill rig	—	700,000	—

	47,436,000	57,960,000	44,210,000

Costs and expenses:
Oil and natural gas operating	10,203,000	8,217,000	6,899,000
Contract drilling operating	4,939,000	4,709,000	5,765,000
General and administrative	10,457,000	11,644,000	11,731,000
Depreciation, depletion and amortization	13,174,000	11,577,000	8,788,000
Interest expense, net	999,000	833,000	616,000
Minority interest in earnings	988,000	2,783,000	417,000

	40,760,000	39,763,000	34,216,000

Earnings before income taxes and equity in earnings of real estate affiliate	6,676,000	18,197,000	9,994,000

Provision for income taxes	(3,160,000)	(4,455,000)	(3,967,000)

Equity in earnings of real estate affiliate, net of tax	—	895,000	—

NET EARNINGS	$3,516,000	$14,637,000	$6,027,000

BASIC EARNINGS PER COMMON SHARE	$0.43	$1.79	$0.74

DILUTED EARNINGS PER COMMON SHARE	$0.41	$1.68	$0.70

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

BASIC	8,208,189	8,169,060	8,152,531

DILUTED	8,608,759	8,698,405	8,643,032

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$3,516,000	$14,637,000	$6,027,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	13,174,000	11,577,000	8,788,000
Minority interest in earnings	988,000	2,783,000	417,000
Deferred income taxes	1,456,000	1,162,000	(1,587,000)
Accretion of asset retirement obligation	232,000	199,000	140,000
Asset retirement obligation payments	(42,000)	(20,000)	—
Share-based compensation, net of payments	(1,562,000)	(1,066,000)	3,036,000
Sale of development rights, net	(2,292,000)	(2,702,000)	(2,497,000)
Sale of interest in leasehold land, net	(3,370,000)	(9,637,000)	(550,000)
Additions to residential lots under development	(4,868,000)	—	—
Gain on sale of drill rig	—	(700,000)	—
Increase from changes in current assets and liabilities	1,560,000	1,896,000	439,000

Net cash provided by operating activities	8,792,000	18,129,000	14,213,000

Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net	3,370,000	12,620,000	550,000
Proceeds from sale of development rights, net	2,292,000	2,702,000	2,497,000
Return of capital distribution from joint venture	525,000	—	—
Proceeds from gas over bitumen royalty adjustments	248,000	347,000	558,000
Proceeds from matured certificates of deposit	—	1,700,000	3,087,000
Proceeds from sale of drill rig	—	712,000	—
Deposits on residential parcels	(800,000)	—	—
Purchase of lot acquisition rights	(1,400,000)	—	—
Investment in residential parcel	(2,383,000)	—	—
Investment in joint ventures	(3,290,000)	—	—
Investment in certificates of deposit	—	—	(3,400,000)
Capital expenditures	(16,597,000)	(25,385,000)	(16,715,000)

Net cash used in investing activities	(18,035,000)	(7,304,000)	(13,423,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	9,486,000	—	1,116,000
Contributions from minority interest partner	751,000	—	—
Proceeds from exercise of stock options	329,000	—	197,000
Repayments of long-term debt	(52,000)	—	—
Purchases of common stock for treasury	(155,000)	—	—
Distributions to minority interest partners	(1,032,000)	(3,095,000)	(513,000)
Payment of dividends	(2,052,000)	(1,430,000)	(802,000)

Net cash provided by (used in) financing activities	7,275,000	(4,525,000)	(2,000)

Effect of exchange rate changes on cash and cash equivalents	103,000	180,000	207,000

Net (decrease) increase in cash and cash equivalents	(1,865,000)	6,480,000	995,000

Cash and cash equivalents at beginning of year	11,972,000	5,492,000	4,497,000

Cash and cash equivalents at end of year	$10,107,000	$11,972,000	$5,492,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30, 2005, 2006 and 2007

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity

Balance at September 30, 2004	7,992,060	$3,996,000	$—		$24,984,000	$169,000	$—	$29,149,000

Exercise of stock options, 177,000 shares net of 30,000 tendered and placed in treasury	177,000	89,000	345,000				(237,000)	197,000

Effect on current period activity of stock dividends issued to effect stock split			(345,000)		108,000		237,000	—

Dividends declared, $0.10 per share					(802,000)			(802,000)

Comprehensive income:
Net earnings				$6,027,000	6,027,000			6,027,000
Other comprehensive income (loss):
Foreign currency translation adjustments, net of $1,277,000 of taxes				1,543,000		1,543,000		1,543,000
Minimum pension liability adjustment, net of $44,000 tax benefit				(88,000)		(88,000)		(88,000)
Total comprehensive income				$7,482,000

At September 30, 2005	8,169,060	$4,085,000	$—		$30,317,000	$1,624,000	$—	$36,026,000

(Continued On Next Page)

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30, 2005, 2006 and 2007

(continued from previous page)

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

(Continued On Next Page)

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30, 2005, 2006 and 2007

(continued from previous page)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity

Balance at September 30, 2006	8,169,060	$4,085,000	$144,000		$43,524,000	$2,852,000	$—	$50,605,000

Exercise of stock options, 111,000 shares net of 1,900 shares tendered and placed in treasury	109,100	55,000	314,000				(40,000)	329,000

Share-based compensation costs			77,000					77,000

Tax benefit from employee stock option transactions			203,000					203,000

Purchases of 10,000 common shares for treasury	(10,000)						(155,000)	(155,000)

Dividends declared, $0.25 per share					(2,052,000)			(2,052,000)

Comprehensive income:
Net earnings				$3,516,000	3,516,000			3,516,000
Other comprehensive income – foreign currency translation adjustments, net of $2,883,000 of taxes				3,316,000		3,316,000		3,316,000
Total comprehensive income				$6,832,000

Adjustment for initial adoption of SFAS No. 158, net of $636,000 tax benefit						(1,235,000)		(1,235,000)

At September 30, 2007	8,268,160	$4,140,000	$738,000		$44,988,000	$4,933,000	$(195,000)	$54,604,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

1.                                      DESCRIPTION OF THE REPORTING ENTITY AND BUSINESS

The consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries, including an indirect 77.6%-owned land investment general partnership and two 80%-owned joint ventures, (collectively referred to herein together with its subsidiaries as “Barnwell,” “we,” “our,” “us,” or the “Company”). All significant intercompany accounts and transactions have been eliminated. Investments in companies over which Barnwell has the ability to exercise significant influence, but not control, are accounted for using the equity method.

During its last three fiscal years, Barnwell was engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada, 2) investment in leasehold land and other real estate interests in Hawaii, 3) acquisition of property for investment and development of homes for sale in Hawaii (established January 2007), and 4) drilling wells and installing and repairing water pumping systems in Hawaii. Barnwell’s oil and natural gas activities comprise its largest business segment. Approximately 73% of Barnwell’s revenues and 92% of Barnwell’s capital expenditures for the fiscal year ended September 30, 2007 were attributable to its oil and natural gas activities. Barnwell’s land investment segment revenues accounted for 12% of fiscal 2007 revenues; Barnwell’s contract drilling activities accounted for 13% of fiscal 2007 revenues; and other revenues comprised 2% of fiscal 2007 revenues. There were no revenues generated by Barnwell’s real estate development segment during fiscal 2007.

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

Oil and Natural Gas Properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects. If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. Securities and Exchange Commission Staff Accounting Bulletin Topic 12D. Depletion is computed using the units-of-production method whereby capitalized costs, net of salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis. Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined. At September 30, 2007 and 2006, Barnwell had no investments in major oil and natural gas development projects that were not being depleted. General and administrative costs related to oil and natural gas operations are expensed as incurred. Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties. Gains or losses are recognized on the disposition of significant oil and natural gas properties.

Revenues associated with the sale of oil, natural gas and natural gas liquids are recognized in the Consolidated Statements of Earnings when the oil, natural gas and natural gas liquids are delivered and title has passed to the customer.

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

Investment in Land Interests

Barnwell accounts for sales of development rights under option and the Increment I and Increment II leasehold land interest sales under the full accrual method pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, “Accounting for Sales of Real Estate.”  Gains from such sales are recognized when the buyer’s investments are adequate to demonstrate a commitment to pay for the property, risks and rewards of ownership have been transferred to the buyer, and Barnwell does not have a substantial continuing involvement with the property sold. The cash proceeds received by Barnwell for the sales of development rights and leasehold land interests were adequate to demonstrate a commitment to pay for the property, and Barnwell conveyed the related development rights and leasehold land interests upon consummation of the sales with no substantial continuing involvement with the property. With regard to the sales of Increment I and

Increment II leasehold land interests, in accordance with SFAS No. 66, the percentage of sales payments are contingent future profits which will be recognized when they are realized, and all costs of the sales were recognized at the time of sale and none were deferred to future periods when any contingent profits will be recognized. Costs incurred for the acquisition and improvement of leasehold land interests and lot acquisition rights not yet sold are included in the Consolidated Balance Sheets under the caption “Investment in Land Interests.”  Investment in land interests is reported at the lower of the asset carrying value or fair value and is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

Residential Lots Under Development, Investment in Residential Parcel and Deposits

Residential lots under development, investment in residential parcel and deposits on residential parcels are reported at the lower of the asset carrying value or fair value.  The recorded balances are evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable.

Residential lots under development, which include the costs of acquiring land, development and construction costs, interest, property taxes and general and administrative expenses related to the development of land and home construction, are capitalized. Costs that relate to a specific lot or home are assigned to that lot or home while common costs related to multiple lots or homes will be allocated to each in proportion to their anticipated sales value.

Barnwell capitalizes interest costs during development and construction and intends to include these costs in cost of sales when homes are sold.

Investment in Affiliate

Barnwell accounts for its investment in unconsolidated affiliates under the equity method when Barnwell’s ownership interest is more than 20% but no more than 50% and Barnwell does not exercise direct or indirect control over the investee. Factors that are considered in determining whether or not Barnwell exercises control include rights of partners regarding significant strategic and operational decisions. Under the equity method, the investment is carried at cost and Barnwell’s share of the affiliate’s earnings or loss is recognized as earned.

Contract Drilling

Revenues, costs and profits applicable to contract drilling contracts are included in the Consolidated Statements of Earnings using the percentage of completion method, principally measured by the percentage of labor dollars incurred to date for each contract to total estimated labor dollars for each contract. Contract losses are recognized in full in the period the losses are identified. The performance of drilling contracts may extend over more than one year and, in the interim periods, estimates of total contract costs and profits are used to determine revenues and profits earned for reporting the results of contract drilling operations. Revisions in the estimates required by subsequent performance and final contract settlements are included as adjustments to the results of operations in the period such revisions and settlements occur. Contracts are normally less than one year in duration.

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

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Barnwell has established a valuation allowance primarily for the U.S. tax effect of deferred Canadian taxes, accrued expenses and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. taxable income will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes.

Retirement Plans

Barnwell sponsors a noncontributory defined benefit pension plan covering substantially all of its U.S. employees, with benefits based on years of service and the employee’s highest consecutive five-year average earnings. Additionally, Barnwell sponsors a Supplemental Employee Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the pension plan. In December 2006, Barnwell adopted a postretirement medical insurance benefits plan covering certain U.S. employees.

Barnwell accounts for its defined benefit pension plan and SERP in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and its postretirement medical insurance benefits plan in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  As of September 30, 2007, Barnwell adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” for its retirement plans. SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of retirement plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). See further discussion at Note 14 below.

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

Earnings Per Common Share

In December 2004, Barnwell’s Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The shares were distributed on January 28, 2005 to all stockholders of record as of January 11, 2005.

In October 2005, Barnwell’s Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend. The shares were distributed on November 14, 2005 to all stockholders of record as of October 28, 2005.

All information in this Form 10-K has been adjusted where necessary to reflect the stock splits for all periods presented.

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the years ended September 30, 2007, 2006 and 2005 are as follows:

	September 30, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$3,516,000	8,208,189	$0.43
Effect of dilutive securities - common stock options	—	400,570
Diluted earnings per share	$3,516,000	8,608,759	$0.41

	September 30, 2006
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$14,637,000	8,169,060	$1.79
Effect of dilutive securities - common stock options	—	529,345
Diluted earnings per share	$14,637,000	8,698,405	$1.68

	September 30, 2005
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$6,027,000	8,152,531	$0.74
Effect of dilutive securities - common stock options	—	490,501
Diluted earnings per share	$6,027,000	8,643,032	$0.70

Share-Based Compensation

Effective October 1, 2005, Barnwell adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and Securities and Exchange Commission Staff Accounting Bulletin No. 107, “Share-Based Payment,” for its share-based compensation plans using the modified prospective method. Under SFAS No. 123(R), share-based compensation cost is measured at fair value. Under the modified prospective transition method, compensation cost recognized in the years ended September 30, 2007 and 2006 include the cost for equity-classified share options vested during the period and all vested liability-classified share-based awards granted prior to October 1, 2005, as determined under the provisions of SFAS No. 123(R). The cumulative effect, net of income taxes, of the impact of adoption of SFAS No. 123(R) on liability-classified awards on October 1, 2005, was not material to the consolidated financial statements. Results for prior periods have not been restated.

Prior to adopting SFAS No. 123(R), Barnwell accounted for these plans under the recognition and measurement principles of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and disclosure requirements established by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  Under APB No. 25, no

compensation expense was recorded for Barnwell’s stock options issued under the qualified plan. The pro forma effects on net earnings and earnings per share for qualified stock options were instead disclosed in a footnote to the financial statements. Under APB No. 25, compensation expense for non-qualified stock options with stock appreciation rights features were recorded utilizing the market price of Barnwell’s stock at each period-end to determine the vested intrinsic value of the stock appreciation rights.

Foreign Currency Translation

Assets and liabilities of foreign operations and subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders’ equity account entitled “Accumulated other comprehensive income, net.”  Operating results of foreign subsidiaries are translated at average exchange rates during the period. Realized foreign currency transaction gains or losses were not material in fiscal years 2007, 2006, and 2005.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. Significant assumptions are required in the valuation of deferred tax assets, asset retirement obligations, share-based payment arrangements, obligations for retirement plans, contract drilling estimated costs to complete, proved oil and natural gas reserves, and the fair value of other assets, and such assumptions may impact the amount at which such items are recorded.

Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (the “FASB”) ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.”  The scope of EITF 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, Universal Service Fund contributions and some excise taxes. The Task Force affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principal Board Opinion No. 22, “Disclosure of Accounting Policies.”  Barnwell adopted the provisions of EITF 06-3 on January 1, 2007. The adoption of EITF 06-3 did not have a material impact on Barnwell’s financial statements. Barnwell presents taxes within the scope of EITF 06-3 on both a net and gross basis, depending upon the nature of the tax. Amounts that are reported gross are not significant to Barnwell’s financial statements.

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

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  This interpretation prescribes a “more-likely-than-not” recognition threshold and measurement attribute (the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with tax authorities) for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Adoption of FIN No. 48 will not have a material impact on Barnwell’s results of operations, financial condition and liquidity.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Barnwell’s management is currently evaluating the effect of these provisions on Barnwell’s results of operations, financial condition and liquidity.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any controlling interest in the acquiree and the goodwill acquired.  SFAS No. 141(R) also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after December 15, 2008.  Barnwell’s management is currently evaluating the impact of these provisions on Barnwell’s results of operations, financial condition and liquidity.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements – an amendment to Accounting Research Bulletin No. 51.”  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning on or after December 15, 2008.  Barnwell’s management is currently evaluating the impact of these provisions on Barnwell’s results of operations, financial condition and liquidity.

3.             ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $10,000 as of September 30, 2007 and 2006. Included in accounts receivable are contract retainage balances of $385,000 and $298,000 as of September 30, 2007 and 2006, respectively. These balances are expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

Costs and estimated earnings on uncompleted contracts are as follows:

	September 30,
	2007	2006
Costs incurred on uncompleted contracts	$8,226,000	$10,616,000
Estimated earnings	1,045,000	1,963,000
	9,271,000	12,579,000
Less billings to date	9,328,000	12,179,000
	$(57,000)	$400,000

Costs and estimated earnings on uncompleted contracts are included in the Consolidated Balance Sheets as follows:

	September 30,
	2007	2006
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$598,000	$783,000
Billings in excess of costs and estimated earnings on uncompleted contracts (included in other current liabilities)	(655,000)	(383,000)
	$(57,000)	$400,000

4.             SHARE-BASED PAYMENTS

Barnwell has outstanding stock options issued to certain employees under both a qualified plan approved by stockholders (the 1998 Stock Option Plan) and non-qualified plans. The qualified options were granted in accordance with the 1998 Stock Option Plan with an exercise price equal to the closing market price of Barnwell’s stock on the date preceding the date of grant (110% of the closing market price on the date preceding the date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates). The qualified plan permits the grant of share options to employees for up to 780,000 shares of common stock. A total of 774,000 share options have been granted under this plan, leaving 6,000 option shares available for grant under the qualified plan at September 30, 2007. The non-qualified options were granted with an exercise price equal to the closing market price of Barnwell’s stock on the date of grant, vest annually over five years of continuous service, and expire ten years from the date of grant. The non-qualified options have stock appreciation rights features that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. Barnwell currently has a policy of issuing new shares to satisfy share option exercises under the qualified plan and under the non-qualified plans when the optionee requests shares.

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

Under SFAS No. 123(R), share-based compensation cost is measured at fair value. Barnwell utilizes a closed-form valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options represent expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. Expected dividends are based on current and historical dividend payments. Share-based compensation expense recognized in earnings for the years ended September 30, 2007, 2006 and 2005 are reflected in “General and administrative” expenses in the Consolidated Statements of Earnings.

Equity-classified Awards

Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the year ended September 30, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2006	456,000	$5.32
Granted	—
Exercised	(111,000)	$3.33
Forfeited/Expired	—
Outstanding at September 30, 2007	345,000	$5.96	3.1	$3,685,000

Exercisable at September 30, 2007	240,000	$4.53	2.8	$2,907,000

Total share-based compensation expense for equity-classified awards vested in the years ended September 30, 2007 and 2006 was $77,000 and $144,000, respectively. There was no impact on income taxes as the expense relates to qualified options. There was no share-based compensation expense for equity-classified awards vested in the year ended September 30, 2005.

During fiscal 2007, 91,000 stock options were exercised resulting in a $45,000 increase in common stock and a $284,000 increase in additional paid-in capital. An additional 20,000 stock options were exercised by tendering 1,900 shares of Barnwell stock at an average market value of $21.09 per share, resulting in a $10,000 increase in common stock, a $30,000 increase in additional paid-in capital and a $40,000 increase in treasury stock. There were no other equity-classified share option grants, exercises, forfeitures or expirations of unexercised options in the year ended September 30, 2007.

The total intrinsic value of equity options exercised during the years ended September 30, 2007, 2006 and 2005 was $1,733,000, nil and $1,384,000, respectively.

Barnwell recorded a $203,000 tax benefit related to employees’ disqualification of qualified stock options. The tax benefit is reflected as an increase in additional paid-in capital in fiscal 2007. There were no stock option disqualifications in fiscal 2006 and 2005.

Liability-classified Awards

Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.

The following assumptions were used in estimating fair value for all liability-classified share options previously granted prior to October 1, 2005 and outstanding during the years ended September 30, 2007 and 2006 (there were no options granted in fiscal 2007 and 2006):

	Year ended September 30,
	2007	2006

Expected volatility range	35.0% to 35.2%	28.4% to 42.0%
Weighted-average volatility	35.2%	33.0%
Expected dividends	1.2% to 1.3%	1.0%
Expected term (in years)	0.7 to 4.8	0.8 to 6.0
Risk-free interest rate	4.1% to 4.2%	4.7% to 4.9%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation, and consequently, the related costs reported in the Consolidated Statements of Earnings.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the year ended September 30, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2006	300,000	$6.32
Granted	—
Exercised	(104,000)	$4.03
Forfeited/Expired	—
Outstanding at September 30, 2007	196,000	$7.54	5.9	$1,784,000

Exercisable at September 30, 2007	70,000	$5.26	3.5	$797,000

Total share-based compensation expense for liability-classified awards was $385,000 and $439,000 for the years ended September 30, 2007 and 2006, respectively. The related income tax benefits were $133,000 and $146,000 for the years ended September 30, 2007 and 2006, respectively.

Included in share-based compensation for liability-classified awards for fiscal 2007 and 2006 was $331,000 and $740,000, respectively, of compensation expense related to shares that vested during each respective period and a $54,000 expense and a $301,000 benefit, respectively, due to remeasurement at September 30, 2007 and 2006 of the fair value of previously vested shares.

In fiscal 2007, the stock appreciation rights feature of 104,000 shares of non-qualified options were exercised and $2,024,000 representing the difference between the exercise prices and the closing prices per share on the days prior to the dates of exercise were paid in cash by Barnwell. The tax benefit realized for the tax deduction of the exercised options was $705,000 for the year ended September 30, 2007. There were no other liability-classified share option grants, exercises, expirations, or forfeitures in the year ended September 30, 2007.

During fiscal 2006, the stock appreciation rights feature of 90,000 shares of non-qualified options were exercised and $1,649,000 representing the difference between the exercise prices and the closing prices per share on the days prior to the dates of exercise were paid in cash by Barnwell. The tax benefit realized for the tax deduction of the exercised options was $577,000 for the year ended September 30, 2006. There were no other liability-classified share option grants, exercises, expirations, or forfeitures in the year ended September 30, 2006.

Summary

As of September 30, 2007, there was $340,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options. That cost is expected to be recognized over 1.8 years. Total share-based compensation expense related to the vesting of awards in the years ended September 30, 2007 and 2006 was $408,000 and $884,000, respectively. Total share-based compensation expense for all awards, including the impact of changes in fair values for liability-classified awards, was $462,000 and $583,000 for fiscal 2007 and 2006, respectively. The income tax benefit on total compensation expense for all awards for fiscal 2007 and 2006 was $133,000 and $146,000, respectively.

The following table illustrates the effect on net earnings and earnings per share as if the fair-value recognition provisions of SFAS No. 123 were applied to all of its share-based compensation awards for fiscal 2005:

2005
Net earnings, as reported	$6,027,000

Add: Share-based employee compensation expense of $3,500,000, less $1,256,000 of related taxes, included in reported net earnings	2,244,000

Deduct: Total share-based employee compensation expense determined under the fair-value based method for all awards of $3,697,000, less $1,323,000 of related taxes	(2,374,000)

Pro forma net earnings	$5,897,000

Basic Earnings Per Share:
As reported	$0.74
Pro forma	$0.72

Diluted Earnings Per Share:
As reported	$0.70
Pro forma	$0.68

Fair value measurement of options without stock appreciation rights that are included in fiscal 2005 pro forma net earnings was based on an option-pricing model which included assumptions of a weighted-average expected life of 5.57 years, expected volatility of 25%, risk-free interest rate of 4%, and an expected dividend yield of 1%.

Summary of Stock Awards

In March 1995, Barnwell granted 120,000 stock options under a non-qualified plan at a purchase price of $3.27 per share (market price on date of grant). These options had stock appreciation rights that permitted the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. During the year ended September 30, 2005, the stock appreciation rights feature of 42,000 shares of these options, the remaining unexercised amount, were exercised and $464,000, the difference between the exercise price and the closing price per share on the day prior to the date of exercise, was paid by Barnwell. Barnwell recognized $275,000 of compensation cost relating to these options in the year ended September 30, 2005.

In June 1998, Barnwell granted 180,000 stock options under a non-qualified plan at a purchase price of $2.60 per share (market price on date of grant). These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. During the years ended September 30, 2007 and 2006, the stock appreciation rights feature on 80,000 shares and 60,000 shares, respectively, of these options were exercised and the differences between the exercise price and the closing prices per share on the days prior to the dates of exercise were paid by Barnwell. The remaining 40,000 options expire in May 2008. Barnwell recognized compensation expense of $229,000 and $2,223,000 relating to these options in fiscals 2007 and 2005, respectively, and compensation benefit of $359,000 in fiscal 2006.

In December 1999, Barnwell granted qualified stock options to acquire 582,000 shares of Barnwell’s common stock at a weighted-average exercise price per share of $2.04 (based on grants at market price and 110% of market price at date of grant). These options were fully vested prior to fiscal 2005. A portion of these options expired in December 2004 and the remaining portion of options expire in December 2009. During the years ended September 30, 2007 and 2005, Barnwell issued 91,000 shares and 207,000 shares, respectively, of its common stock resulting from exercises of these qualified stock options; no shares were issued during the year ended September 30, 2006. No compensation cost was recognized for these options for the years ended September 30, 2007, 2006, and 2005.

In December 2004, Barnwell granted qualified stock options to acquire 210,000 shares of Barnwell’s common stock at a weighted-average exercise price per share of $9.23 (based on grants at market price and 110% of market price at the date of grant). These options vest annually over four years commencing one year from the date of grant and expire in December 2014 and December 2009 (for options granted to affiliates). During the year ended September 30, 2007, Barnwell issued 20,000 shares of its common stock resulting from exercises of these stock options. During the years ended September 30, 2006 and 2005, no shares were issued. No compensation cost was recognized for options granted under this plan for the years ended September 30, 2007, 2006 and 2005. At September 30, 2007, 6,000 shares were available for grant under the qualified option plan.

In December 2004, Barnwell granted stock options to acquire 210,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $8.80 per share (market price on date of grant). These options vest annually over five years commencing one year from the date of grant and expire in December 2014. These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price. During the years ended September 30, 2007 and 2006, the stock appreciation rights feature of 24,000 shares and 30,000 shares, respectively, of these options were exercised and the differences between the exercise price and the closing prices per share on the days prior to the dates of exercise were paid to by Barnwell. Barnwell recognized $156,000, $798,000 and $1,001,000 of compensation cost relating to these options in the years ended September 30, 2007, 2006 and 2005, respectively.

In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock from time to time in the open market or in privately negotiated transactions, depending on market conditions. On September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008. During the period from September 24, 2007 through September 30, 2007, Barnwell repurchased 10,000 shares for an aggregate purchase price of $155,000 or approximately $15.50 per share pursuant to the plan. The remaining 100,000 shares of the 250,000 shares of common stock originally authorized may be purchased in the open market or in privately negotiated transactions.

5.                                      DEPOSITS ON RESIDENTIAL PARCELS, INVESTMENT IN RESIDENTIAL PARCEL AND RESIDENTIAL LOTS UNDER DEVELOPMENT

During the second quarter of fiscal 2007, Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 9 below), was established for the purpose of acquiring house lots for investment and to construct turnkey single-family homes for future sale. Also during the second quarter of fiscal 2007, Kaupulehu 2007 made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC (“WB”), an unrelated entity. WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of Hualalai Resort, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort. Each lot under contract has a purchase price of $2,378,000 and the deposit for each lot will be applied to the purchase price of each lot. If any of the parcels are not purchased, the deposit related to any such parcels will be forfeited and Barnwell will incur an expense as a result of the write-off of its 80% share of any forfeited deposits.

In April 2007, Kaupulehu 2007 purchased two of the aforementioned parcels and paid $4,356,000 for the balance of the purchase price of those parcels. $400,000 of the previously paid deposits was applied to the purchase price of the parcels. As Kaupulehu 2007 purchased the parcels for the purpose of constructing homes for future sale, the residential parcels acquired are classified as “Residential Lots Under Development” on the Consolidated Balance Sheet at September 30, 2007.

In September 2007, Kaupulehu 2007 purchased one additional parcel and paid $2,178,000 for the balance of the purchase price of that parcel. $200,000 of the previously paid deposits was applied to the purchase price of the parcel. As of September 30, 2007, Barnwell estimates that it will develop two residences for sale on two parcels and that this third parcel will be held for investment purposes. Accordingly, the third residential parcel acquired is classified as “Investment in Residential Parcel” on the Consolidated Balance Sheet at September 30, 2007.

The purchase of each of the remaining four lots is scheduled to close in December 2007, March 2008, June 2008 and September 2008. The deposits on the remaining four lots Kaupulehu 2007 has agreed to acquire are classified as “Deposits on Residential Parcels” on the Consolidated Balance Sheet at September 30, 2007.

Included in the Consolidated Balance Sheet as of September 30, 2007 under the caption “Residential Lots Under Development” are capitalized costs, which include the costs of acquiring land, development and construction costs, interest, property taxes and general and administrative expenses related to the development of land and home construction. Kaupulehu 2007 capitalizes interest costs during development and construction and intends to include these costs in cost of sales when homes are sold. These capitalized interest costs totaled $142,000 for the year ended September 30, 2007.

As of the date of this filing, Kaupulehu 2007 is negotiating agreements with a project management company affiliated with Mr. Johnston and an independent building contractor for home building services for Kaupulehu 2007’s lots. It is anticipated that a significant provision of such agreements will be that each such service provider will receive 20% of the profit on the sale of each lot on which a house is constructed. In addition, Kaupulehu 2007 intends to enter into contracts, one with the project management company affiliated with Mr. Johnston and one with the building contractor, wherein each will be granted the right to purchase from WB one of the four remaining lots Kaupulehu

2007 has agreed to acquire. It is anticipated that any such agreement will specify the lot that will be acquired by such service provider and require such service provider to reimburse Kaupulehu 2007 for both the $200,000 deposit on such lot and interest costs incurred by Kaupulehu 2007 related to the initial deposit on such lot.

6.                                      INVESTMENT IN JOINT VENTURES

In November 2006, Kaupulehu Investors, LLC (“Kaupulehu Investors”), a limited liability company then wholly-owned by Barnwell, invested $2,379,000 in Hualalai Investors JV, LLC, and $621,000 in Hualalai Investors II, LLC, two limited liability companies unrelated to Barnwell (hereinafter referred to as “Hualalai Investors”) to acquire a 1.5% passive minority interest in Hualalai Resort, located at Kaupulehu, North Kona, Hawaii. The Hualalai Resort property includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse, undeveloped residential property, and approximately 5,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu situated between the Queen Kaahumanu Highway and the Mamalahoa Highway. The $3,000,000 investment was reduced by a $525,000 cash distribution in December 2006 from Hualalai Investors representing a return of capital.

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

In June 2007, Nearco, Inc., a company controlled by Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 9 below), paid Barnwell $553,000 to acquire a 20% minority interest in Kaupulehu Investors. No gain or loss was recognized by Barnwell on this sale and Barnwell’s interest in Kaupulehu Investors was reduced to 80% as a result of this transaction.

Kaupulehu Investors accounts for its 1.5% passive investments in Hualalai Investors and Kona Village Investors under the cost method. The investments are evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable. The investments in Hualalai Investors and Kona Village Investors are reflected in the Consolidated Balance Sheet as of September 30, 2007 as “Investment in Joint Ventures.”

7.                                      INVESTMENT IN LAND INTERESTS

Background

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii.

Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka’upulehu

and Hualalai Golf Club, which opened in 1996, a second golf course, and single-family and multi-family residential units. These projects were developed on leasehold land acquired from Kaupulehu Developments by Kaupulehu Makai Venture, an unrelated entity, which was subsequently acquired in June 2006 by Hualalai Investors, an unrelated entity in which Barnwell acquired a 1.5% passive minority interest in the first quarter of fiscal 2007 (see further discussion in Note 6 above).

Between 1993 and 2001, Kaupulehu Developments obtained the state and county zoning changes necessary to permit resort/residential development of approximately 870 acres.

Development Rights Under Option

The development rights held by Kaupulehu Developments are for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club and are under option to Hualalai Investors. In December 2004, Kaupulehu Developments received a payment of $2,656,250 representing the development rights option due on December 31, 2004. In November 2005, Kaupulehu Developments received a payment of $2,875,000 representing payment of the development rights option due on December 31, 2005 of $2,656,250 and a $218,750 portion of its development rights option due on December 31, 2006. In December 2006, Hualalai Investors paid Kaupulehu Developments $2,437,500 upon exercising the balance of its development rights option due on December 31, 2006. Revenue from the development rights sales received in fiscal years 2005, 2006 and 2007 were reduced by $159,000, $173,000 and $146,000, respectively, of fees related to the sales, resulting in net revenues of $2,497,000, $2,702,000 and $2,292,000, respectively. Operating profits, after minority interest, from the development rights sales were $1,950,000, $2,111,000, and $1,791,000 in fiscal years 2005, 2006 and 2007, respectively. All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years. The development rights option revenues, net of related fees, are recorded in the Consolidated Statement of Earnings as “Sale of development rights, net.”  The total amount of remaining future option receipts, if all options are fully exercised, was $10,625,000 as of September 30, 2007, comprised of four payments of $2,656,250 due on each December 31 of years 2007 to 2010. In October 2007, Kaupulehu Developments received a $1,927,000 development rights option payment for a portion of the seventh payment due on December 31, 2007. This development rights option payment will be recognized in Barnwell’s first quarter of fiscal 2008. If any annual option payment is not made, the then remaining development right options will expire. There is no assurance that any portion of the remaining options will be exercised.

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

With respect to Increment I, Kaupulehu Developments received an $11,550,000 payment in February 2004 and is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. WB sold a total of five single-family lots and paid Kaupulehu Developments $3,660,000 in percentage of sales payments during the year ended September 30, 2006. The revenue from the fiscal 2006 percentage of sales payments was reduced by $220,000 of fees related to the sales, resulting in net revenues of $3,440,000 and a $2,688,000 operating profit, after minority interest. WB sold an additional seven single-family lots during the year ended September 30, 2007 and paid Kaupulehu Developments $3,585,000 in percentage of sales payments. Three of the seven lots sold by WB were purchased by Kaupulehu 2007 (see further discussion in Note 5 above). The lots purchased by Kaupulehu 2007 were made under a lot purchase contract executed in January 2007. WB is not affiliated with Barnwell, Kaupulehu Developments or Kaupulehu 2007. Accordingly, the percentage of sales payments received from WB as a result of Kaupulehu 2007’s lot purchases have been recorded as revenues and have not been eliminated. Percentage of sales payments received as a result of Kaupulehu 2007’s lot purchases in fiscal 2007 totaled $642,000. Recognized revenues, net of fees, and operating profit, after minority interest and before taxes, resulting from Kaupulehu 2007’s lot purchases totaled $604,000 and $472,000, respectively, in fiscal 2007. Revenue from total fiscal 2007 percentage of sales payments was reduced by $215,000 of fees related to the sales, resulting in net revenues of $3,370,000 and a $2,633,000 operating profit, after minority interest. There were no percentage of sales payments received during the year ended September 30, 2005. $3,370,000 and $3,440,000 of percentage of sales payment revenues, net of fees, are recorded in the Consolidated Statement of Earnings for the years ended September 30, 2007 and 2006, respectively, as “Sale of interest in leasehold land, net.”  There is no assurance that any future payments will be received.

WB paid Kaupulehu Developments $550,000 of fees during fiscal 2005 which is recorded in the Consolidated Statement of Earnings for the year ended September 30, 2005, as “Sale of interest in leasehold land, net.”

In June 2006, Kaupulehu Developments entered into an agreement with WB and WB KD Acquisition II, LLC (“WBKD”), whereby Kaupulehu Developments sold its interest in Increment II to WBKD (“Increment II Agreement”). There is no affiliation between Kaupulehu Developments and WB or WBKD. WB and WBKD are both affiliates of RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of Hualalai Resort, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort. Increment II of the approximately 870-acre property is zoned for single-family and multi-family residential units and a golf course and clubhouse. Pursuant to the Increment II Agreement, Kaupulehu Developments received a $10,000,000 closing payment and is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. The revenue from the $10,000,000 Increment II closing payment received in fiscal 2006 was reduced by $600,000 of fees related to the sale, $220,000 in other costs related to the sale, and approximately $2,983,000 of previously capitalized costs relating to Increment II, resulting in net revenues of $6,197,000 and a $4,621,000 operating profit, after minority interest. The $6,197,000 of net revenues from the Increment II closing payment is recorded in the Consolidated Statement of Earnings for the year ended September 30, 2006, as “Sale of interest in leasehold land, net.”  No Increment II payments were received in fiscal 2005 or fiscal 2007. There is no assurance that any future payments will be received.

The purchaser has continued to develop Lot 4A, including the mass grading of portions of the 42 lots in the second phase of the 80 lot Increment I project, completion of the installation of most major onsite infrastructure and initial paving and landscaping of the project. In late 2006, WB received final subdivision approval from the County of Hawaii for the 42 lots in the second phase of Increment I. The first home to be built in Increment I is under construction by an unrelated third party on two lots acquired by such third party during fiscal 2006.

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

Investment in Lot Acquisition Rights

During the first quarter of fiscal 2007, Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, purchased 14 lot acquisition rights within the approximately 5,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, Island and State of Hawaii, for $1,400,000. The lot acquisition rights give Barnwell the right to acquire residential lots which may be developed on the Mauka Lands. The $1,400,000 investment is recorded in the Consolidated Balance Sheet as of September 30, 2007 as “Investment in Land Interests.”  These lands are currently classified as agricultural by the State of Hawaii and, accordingly, the developer of these lands (Hualalai Investors) will need to pursue both State and County of Hawaii approvals for reclassification and rezoning to permit a residential subdivision and negotiate development terms. There is no assurance that the developer of the Mauka Lands will obtain the necessary land use reclassification, rezoning, permits, approvals, and development terms and agreements needed to develop the Mauka Lands. The investment is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.

Summary of Interests

The land interests held by Barnwell at September 30, 2007 include the development rights under option, the rights to receive percentage of sales payments on Increment I and Increment II of the aforementioned 870 acres, approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”) which is under a right of negotiation with WBKD, and lot acquisition rights in agricultural-zoned leasehold land. There is no assurance that any future development rights option payments or percentage of sales payments will be received, nor is there any assurance that WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C. Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated. Barnwell’s cost of land interests is included in the September 30, 2007 and 2006 Consolidated Balance Sheets under the caption “Investment in Land Interests” and consists of the following amounts:

	September 30,
	2007	2006
Leasehold land interests:
Zoned for resort/residential development – Lot 4A Increment I	$—	$—
Zoned for resort/residential development – Lot 4A Increment II	—	—
Zoned conservation – Lot 4C	50,000	50,000
	50,000	50,000

Lot acquisition rights – Mauka lands	1,400,000	—
Development rights under option	—	—
Total investment in land interests	$1,450,000	$50,000

8.                                      INVESTMENT IN AFFILIATE

In fiscal 2006, Barnwell entered into an agreement with Nearco, Inc. (“Nearco”) to form Mauka 3K, LLC (“Mauka 3K”), for the purpose of providing real estate consulting services and investing in real estate. Barnwell and Nearco each have a 50% voting interest in Mauka 3K. Nearco is a company controlled by Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 9 below). Barnwell does not have a controlling interest in Mauka 3K and thus accounts for its investment utilizing the equity method of accounting. Under the equity method of accounting, Barnwell’s proportionate share of its affiliate’s income is included in equity in earnings of real estate affiliate.

In fiscal 2006 Barnwell received net proceeds of $1,440,000 representing its share of real estate consulting revenues, less related expenses. The net proceeds are reflected in the Consolidated Statements of Earnings for the year ended September 30, 2006 as “Equity in earnings of real estate affiliate, net of tax.”  The tax provision related to equity in earnings of real estate affiliate was $545,000 in fiscal 2006. There was no significant activity in Mauka 3K during fiscal 2007.

Revenues from real estate consulting services are recognized when services have been rendered and the terms of the consulting agreement have been satisfied.

9.                                      RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions involving Barnwell and Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures.

Mr. Johnston and his affiliated entities own a direct financial interest in 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest. As discussed in Note 7 above, $146,000 in fees on development rights proceeds and $215,000 in fees on the percentage of sales payment proceeds were paid during fiscal 2007; these fees were paid to Nearco, Inc. (“Nearco”), a company controlled by Mr. Terry Johnston. In fiscal 2006, $173,000 in fees on the development rights proceeds, $220,000 in fees on the percentage of sales payment proceeds, and $600,000 in fees on the Increment II closing payment were paid to Nearco. In addition, $159,000 in fees on the development rights proceeds received during fiscal 2005 was also paid to Nearco. Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions. The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

During fiscal 2007, Barnwell entered into a limited liability limited partnership, Kaupulehu 2007, LLLP (“Kaupulehu 2007”), with Nearco to acquire house lots for investment and to construct turnkey single-family homes. Nearco has a 20% ownership interest in Kaupulehu 2007. As noted in Note 5 above, Kaupulehu 2007 is negotiating an agreement with an entity affiliated with Mr. Johnston to serve as the project management company for its homebuilding project. It is anticipated that a significant provision of such agreement will be that in addition to a monthly fee, the project manager will receive 20% of the profit on the sale of each lot on which a house is constructed. In addition, Kaupulehu 2007 intends to enter into a contract with a project management company affiliated with Mr. Johnston, wherein Mr. Johnston’s affiliate will be granted the right to purchase from WB one of the four remaining lots Kaupulehu 2007 has agreed to acquire. It is anticipated that any such agreement will specify the lot that will be acquired by Mr. Johnston’s affiliate and require Mr. Johnston’s affiliate to reimburse Kaupulehu 2007 for both the $200,000 deposit on such lot and interest costs incurred by Kaupulehu 2007 related to the initial deposit on such lot. Kaupulehu 2007 has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Johnston, with Mr. Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 11 below).

In September 2007, Nearco made a $525,000 loan to Kaupulehu 2007 to partially fund Kaupulehu 2007’s acquisition of a third residential lot. The loan plus accrued interest, at a rate equivalent to the highest interest rate incurred by Kaupulehu 2007 on its bank debt, is payable upon Kaupulehu 2007’s sale of its second completed home. The loan balance may be reduced in the future by any contributions to Kaupulehu 2007 by Barnwell that are not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.

Also during fiscal 2007, Nearco paid Barnwell $553,000 to acquire a 20% minority interest in Kaupulehu Investors from Barnwell (see discussion in Note 6 above). No gain or loss was recognized by Barnwell as a result of the transaction.

General and administrative expenses include fees paid to Nearco for consulting services related to Kaupulehu Developments’ leasehold land and Kaupulehu 2007’s real estate projects. Fees paid to Nearco totaled $171,000, $76,000 and $268,000, before minority interest, in fiscal 2007, 2006 and 2005, respectively.

In fiscal 2006, Barnwell entered into an agreement with Nearco to form Mauka 3K for the purpose of providing real estate consulting services and investing in real estate. Barnwell and Nearco each have a 50% voting interest in Mauka 3K. There was no significant activity in Mauka 3K during fiscal 2007.

10.                               PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

Barnwell’s property and equipment is detailed as follows:

			Accumulated
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	Depletion and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2007:
Land		$365,000	$—	$365,000
Oil and natural gas properties (full cost accounting)		192,054,000	(104,706,000)	87,348,000
Drilling rigs and equipment	3 – 10 years	5,192,000	(3,736,000)	1,456,000
Office	40 years	857,000	(81,000)	776,000
Other property and equipment	3 – 17 years	3,874,000	(3,140,000)	734,000
Total		$202,342,000	$(111,663,000)	$90,679,000

At September 30, 2006:
Land		$365,000	$—	$365,000
Oil and natural gas properties (full cost accounting)		157,562,000	(80,823,000)	76,739,000
Drilling rigs and equipment	3 – 10 years	4,043,000	(3,606,000)	437,000
Office	40 years	857,000	(59,000)	798,000
Other property and equipment	3 – 17 years	3,587,000	(2,759,000)	828,000
Total		$166,414,000	$(87,247,000)	$79,167,000

In October 2004, the Government of Alberta enacted amendments to the Natural Gas Royalty Regulation which provide a mechanism to reduce royalties calculated through the Crown royalty system for operators of gas wells which have been denied the right to produce by the Alberta Energy Utilities Board as a result of recent bitumen conservation decisions. In December 2004, royalty reductions were effected by the Alberta Department of Energy’s Information Letter 2004-36 which sets out the details of the royalty adjustment, the impact on the existing temporary assistance received to date by affected gas well operators, the provisions for potential recapture of the royalty adjustments, and continuation of impacted petroleum and natural gas agreements. Barnwell received a total of approximately $248,000, $347,000 and $558,000 related to the aforementioned royalty adjustments for wells in the Thornbury area in fiscal years 2007, 2006 and 2005, respectively. It is Barnwell’s estimation that the subject Thornbury wells will not recommence production, thus no returns to the Government of Alberta of the royalty adjustments received would be required under the recapture provisions. Accordingly, the receipts are payments for deemed production by the Government of Alberta to Barnwell for condemnation of the wells, and such receipts were credited to oil and natural gas properties for book purposes.

On October 1, 2002, Barnwell adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. During fiscal 2006, the asset retirement obligation was increased by $303,000 to reflect obligations incurred on new wells drilled, $302,000 for changes in the timing and amount of estimated future expenditures, $199,000 for accretion of the asset retirement obligation, and by $124,000 for changes in foreign currency translation rates. The changes due to the timing and amount of estimated future expenditures primarily resulted from an increase in the inflation-adjusted cost of abandonment and restoration services, due in part to rises in oil and natural gas prices. During the year ended September 30, 2007, the asset retirement obligation was increased by $300,000 to reflect obligations incurred on new wells drilled, decreased $7,000 for changes in the timing and amount of estimated future expenditures, increased $232,000 for accretion of the asset retirement obligation, decreased by $42,000 in payments, and increased by $498,000 for changes in foreign currency translation rates.

11.                               LONG-TERM DEBT

A summary of Barnwell’s long-term debt (including the current portion) as of September 30, 2007 and 2006 is as follows:

	September 30,
	2007	2006
Revolving credit facility	$14,520,000	$11,735,000
Credit facility due October 1, 2008	6,845,000	—
Partner loan	525,000	—
Drill rig financing lease	568,000	—
Total long-term debt	$22,458,000	$11,735,000

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or approximately US$20,070,000 at September 30, 2007 exchange rates. Borrowings under this facility were US$14,520,000 and US$11,735,000 at September 30, 2007 and 2006, respectively, and are included in long-term debt. At September 30, 2007, Barnwell had unused credit available under this facility of approximately US$5,550,000.

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

Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan. During the year ended September 30, 2007, Barnwell paid interest at rates ranging from 6.250% to 7.326%. The weighted-average interest rate on the facility at September 30, 2007 was 6.850%. The facility is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment. The facility is guaranteed by Barnwell Industries, Inc. No compensating bank balances are required for this facility.

The bank affirmed that it will not require any repayments under the facility before October 1, 2008. Accordingly, Barnwell has classified outstanding borrowings under the facility as long-term debt.

As mentioned above in Note 5, Barnwell, through its 80%-owned real estate joint venture (“Kaupulehu 2007”), financed the initial deposits on seven parcels via a $1,400,000 loan from a financial institution. The loan bore interest at a rate of 7% and was guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 9 above). In April 2007, Kaupulehu 2007 obtained a $7,500,000 credit facility from the same financial institution for the purpose of refinancing the $1,400,000 loan and to finance the acquisition of two of the aforementioned parcels and a portion of the initial home construction on those parcels. As of September 30, 2007, the interest rate on the borrowings was primarily a floating rate equal to the one-month London Interbank Offer Rate plus 1.75%.

In December 2007, Kaupulehu 2007 refinanced $6,600,000 of its borrowings under the aforementioned facility with another financial institution. The new facility provides $16,000,000 of credit under a revolving line of credit for the purpose of refinancing the acquisition of two of the aforementioned parcels plus a third parcel which was purchased in September 2007, financing the acquisition of a fourth parcel which is expected to be purchased in December 2007, and financing costs of home construction on the said four lots. Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time. The term of the loan is 36 months and advances shall not exceed: (i) 75% of the appraised as-is value of each parcel, or (ii) 80% of the appraised value of the completed home and parcel for each home under construction. As of the date of this filing, the interest rate on the borrowings is primarily a floating rate equal to the financial institution’s floating base rate or the one-month London Interbank Offer Rate plus 2.50%. Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot; the loan agreement defines net sales proceeds as the gross sales price of the home and lot, less reasonable real estate commissions, closing costs, and fees of the building contractor and project manager, as approved by the financial institution. The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by 1) a valid first mortgage lien on the parcels and homes to be built; 2) an assignment of Kaupulehu 2007’s interest as landlord in any tenant leases and rental agreements and the rents thereunder; 3) assignments of Kaupulehu 2007’s architectural and construction costs, development agreements, permits and licenses, and all of Kaupulehu 2007’s contractual rights for the lots and homes to be built, and the plans and specifications in respect of the construction of the homes; 4) a security interest in Kaupulehu 2007’s furniture, fixtures and equipment used in the normal operation of the lots and homes to be built; and 5) an assignment of Kaupulehu 2007’s interest in and to all letters of intent to purchase and sales contracts and sales proceeds relating to the sale of the homes and lots. Kaupulehu 2007 agreed to pay a 1%, $160,000, commitment fee.

At September 30, 2007, Kaupulehu 2007’s borrowings under the credit facility were $6,845,000. The portion of the outstanding loan balance at September 30, 2007 that exceeds the $6,600,000 of refinanced borrowings, or $245,000, is classified as a current liability on the Consolidated Balance Sheet at September 30, 2007 as Kaupulehu 2007 expects to repay this amount in fiscal 2008. The refinanced borrowings of $6,600,000 are due in December 2010. Accordingly, the $6,600,000 is classified as long-term debt on the Consolidated Balance Sheet at September 30, 2007 in accordance with SFAS No. 6, “Classification of Short-Term Obligations Expected to Be Refinanced.” However, as discussed above, a portion of the cash proceeds from the sales of completed homes may be required to be applied to the facility balance if such sales occur prior to December 2010. Based upon the builder’s estimated project timeline, Barnwell does not expect sales of homes to occur on or before September 30, 2008.

Kaupulehu 2007 capitalizes interest costs during development and construction and intends to include these costs in cost of sales when homes are sold. Capitalized interest costs totaled $142,000 for the year ended September 30, 2007.

In September 2007, Nearco, Inc. (“Nearco”), an entity controlled by Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures, made a $525,000 loan to Kaupulehu 2007 to partially fund Kaupulehu 2007’s acquisition of a third residential lot. The loan plus accrued interest, at a rate equivalent to the highest interest rate incurred by Kaupulehu 2007 on its bank debt, is payable upon Kaupulehu 2007’s sale of its second completed home. Based upon the builder’s estimated project timeline, Barnwell does not expect sales of homes to occur on or before September 30, 2008; accordingly, the $525,000 is classified as long-term debt on the Consolidated Balance Sheet at September 30, 2007. The loan balance may be reduced in the future by any contributions to Kaupulehu 2007 by Barnwell that are not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.

In March 2007, Barnwell completed an agreement to purchase a contract drilling rig for $731,000, $620,000 of which was financed by a bank loan. The loan was obtained for a term of five years commencing in April 2007 with payments of $13,000 due monthly at an interest rate of 7.75% and is guaranteed in full by Barnwell. As of September 30, 2007, minimum future loan payments were as follows: fiscal 2008 - $150,000, fiscal 2009 - $150,000, fiscal 2010 - $150,000, fiscal 2011 - $150,000, and thereafter $75,000.

Interest costs for the fiscal years ended September 30, 2007, 2006 and 2005 are summarized as follows:

	Year ended September 30,
	2007	2006	2005
Interest costs incurred	$1,141,000	$833,000	$616,000
Less interest costs capitalized on residential lots under development	142,000	—	—
Interest expense	$999,000	$833,000	$616,000

12.                               SEGMENT AND GEOGRAPHIC INFORMATION

Barnwell operates four segments: 1) exploring for, developing, producing and selling oil and natural gas (oil and natural gas); 2) investment in leasehold land and other real estate interests in Hawaii (land investment); 3) acquisition of property for investment and development of homes for sale (real estate development, established January 2007); and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling). Barnwell’s reportable segments are strategic business units that offer different products and services. They are managed separately as each segment requires different operational methods, operational assets and marketing strategies, and operate in different geographical locations. There were no real estate development segment operating revenues or operating expenses during fiscal 2007, 2006 or 2005.

Barnwell does not allocate general and administrative expenses, interest expense, interest income or income taxes to segments, and there are no transactions between segments that affect segment profit or loss. Other primarily relates to gas processing.

	Year ended September 30,
	2007	2006	2005
Revenues:
Oil and natural gas	$34,599,000	$37,904,000	$32,724,000
Land investment	5,662,000	12,339,000	3,047,000
Contract drilling	5,993,000	5,866,000	7,644,000
Other	867,000	765,000	652,000
Total before gain on sale and interest income	47,121,000	56,874,000	44,067,000
Gain on sale of drill rig	—	700,000	—
Interest income	315,000	386,000	143,000
Total revenues	$47,436,000	$57,960,000	$44,210,000

Depreciation, depletion and amortization:
Oil and natural gas	$12,753,000	$11,130,000	$8,447,000
Contract drilling	224,000	189,000	125,000
Other	197,000	258,000	216,000
Total	$13,174,000	$11,577,000	$8,788,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$11,643,000	$18,557,000	$17,378,000
Land investment, net of minority interest	4,424,000	9,420,000	2,378,000
Contract drilling	830,000	968,000	1,754,000
Other	670,000	507,000	436,000
Total	17,567,000	29,452,000	21,946,000

General and administrative expenses, net of minority interest	(10,207,000)	(11,508,000)	(11,479,000)
Interest expense	(999,000)	(833,000)	(616,000)
Interest income	315,000	386,000	143,000
Gain on sale of drill rig	—	700,000	—
Earnings before income taxes and equity in earnings of real estate affiliate	$6,676,000	$18,197,000	$9,994,000

Capital expenditures:
Oil and natural gas	$14,164,000	$25,949,000	$18,229,000
Contract drilling	1,230,000	247,000	242,000
Other	84,000	178,000	406,000
Total	$15,478,000	$26,374,000	$18,877,000

Depletion per 1,000 cubic feet (“MCF”) of natural gas and natural gas equivalent (“MCFE”), converted at a rate of one barrel of oil and natural gas liquids to 5.8 MCFE, was $2.49 in fiscal 2007, $2.17 in fiscal 2006, and $1.66 in fiscal 2005. The escalating depletion rate is the result of increased costs of finding and developing proven reserves, as compared to prior years, as well as increases in the average exchange rate of the Canadian dollar to the U.S. dollar of 3% in fiscal 2007, as compared to fiscal 2006, and 7% in fiscal 2006, as compared to fiscal 2005.

Assets By Segment:

	September 30,
	2007		2006		2005
Oil and natural gas (1)	$94,243,000	76%	$84,584,000	81%	$68,592,000	81%
Land investment (2)	1,450,000	1%	50,000	0%	3,033,000	4%
Real estate development (2)	8,192,000	7%	—	0%	—	0%
Contract drilling (2)	4,358,000	3%	2,846,000	3%	2,703,000	3%
Other:
Cash and cash equivalents, and certificates of deposit	10,107,000	8%	11,972,000	11%	7,192,000	8%
Corporate and other	6,215,000	5%	5,103,000	5%	3,457,000	4%
Total	$124,565,000	100%	$104,555,000	100%	$84,977,000	100%

(1)Primarily located in the Province of Alberta, Canada.

(2)Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2007		2006		2005
United States	$4,484,000	5%	$2,231,000	3%	$5,192,000	8%
Canada	87,645,000	95%	76,986,000	97%	59,702,000	92%
Total	$92,129,000	100%	$79,217,000	100%	$64,894,000	100%

Revenue By Geographic Area:

	Year ended September 30,
	2007	2006	2005
United States	$11,896,000	$18,425,000	$10,803,000
Canada	35,225,000	38,449,000	33,264,000
Total (excluding interest income and gain on sale of drill rig)	$47,121,000	$56,874,000	$44,067,000

13.                               TAXES ON INCOME

The components of earnings before income taxes are as follows:

	Year ended September 30,
	2007	2006	2005
Earnings (loss) before income taxes in:
United States	$45,000	$4,008,000	$(2,091,000)
Canada	6,631,000	14,189,000	12,085,000
	$6,676,000	$18,197,000	$9,994,000

The components of the provision for income taxes related to the above earnings (loss) are as follows:

	Year ended September 30,
	2007	2006	2005
Current provision:
United States – Federal	$260,000	$723,000	$310,000
United States – State	1,000	235,000	—
	261,000	958,000	310,000
Canadian	1,443,000	2,335,000	5,244,000
Total current	1,704,000	3,293,000	5,554,000

Deferred (benefit) provision:
United States	765,000	(555,000)	(1,338,000)
Canadian	691,000	1,717,000	(249,000)
Total deferred	1,456,000	1,162,000	(1,587,000)
	$3,160,000	$4,455,000	$3,967,000

Included in the provision for income taxes for fiscal 2006 is a Canadian deferred tax benefit of $1,094,000 resulting from reductions in Canadian tax rates. Also included in the provision for income taxes for fiscal 2006 is the recognition of a deferred income tax benefit of $4,130,000 due to a reduction in the valuation allowance for foreign tax credit carryforwards. The acceleration of Barnwell’s investments in Canadian oil and natural gas properties beginning in the first quarter of fiscal 2006, coupled with Kaupulehu Developments’ receipt of proceeds related to Increment I, resulted in the determination that it was more likely than not that fiscal 2006 and future years’ taxable income from Canadian operations under U.S. tax law would exceed taxable income from Canadian operations under Canadian tax law to a degree that will result in the utilization of foreign tax credit carryforwards to reduce U.S. taxes. This is primarily attributable to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian tax law as compared to such deductions under U.S. tax law. There were no reductions in the valuation allowance for foreign tax credit carryforwards in fiscal 2007 or 2005. A minor reduction in Canadian federal tax rates in fiscal 2007 resulted in a $100,000 reduction in net deferred tax liabilities in fiscal 2007. There was no reduction in Canadian tax rates in fiscal 2005.

In fiscal 2007, Barnwell recorded a $203,000 tax benefit related to employees’ disqualification of qualified stock options which was reflected as an increase in additional paid-in capital. There were no such tax benefits related to stock option disqualifications in fiscal 2006 and 2005.

Effective for tax years beginning after December 31, 2004, the 90-percent limitation on using the alternative minimum tax foreign tax credit to offset alternative minimum taxes was repealed by the American Jobs Creation Act of 2004. Accordingly, beginning in fiscal 2006, Barnwell is permitted to use the full alternative minimum tax foreign tax credit to offset alternative minimum taxes on foreign source income, notwithstanding any other limitations which may apply.

A reconciliation between the reported provision for income taxes and the amount computed by multiplying the earnings before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2007	2006	2005
Tax expense computed by applying statutory rate	$2,336,000	$6,369,000	$3,498,000

Effect of reduction of Canadian tax rates on Canadian deferred taxes	(100,000)	(1,094,000)	—
Effect of reduction of the valuation allowance for foreign tax credit carryforwards	—	(4,130,000)	—
Effect of foreign tax rate differential and valuation reserve	672,000	2,689,000	302,000
State net operating losses (generated) utilized	—	45,000	(45,000)
State income taxes	1,000	235,000	—
Other	251,000	341,000	212,000
	$3,160,000	$4,455,000	$3,967,000

Equity in earnings of real estate affiliate is shown net of income taxes in the Consolidated Statement of Earnings for fiscal 2006. The tax provision relating to equity in earnings of real estate affiliate was $545,000 in fiscal 2006, representing a 38% effective tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2007 and 2006 are as follows:

	September 30,
	2007	2006
Deferred income tax assets:
U.S. tax effect of deferred Canadian taxes	$4,662,000	$3,934,000
Foreign tax credit carryforwards	290,000	1,522,000
Tax basis of investment in land in excess of book basis	473,000	614,000
Liabilities accrued for books but not for tax under U.S. tax law	3,237,000	3,245,000
Liabilities accrued for books but not for tax under Canadian tax law	1,506,000	1,704,000
Other	506,000	569,000
Total gross deferred tax assets	10,674,000	11,588,000
Less valuation allowance	(6,564,000)	(6,159,000)
Net deferred income tax assets	4,110,000	5,429,000

Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(15,216,000)	(13,273,000)
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	(5,946,000)	(3,918,000)
Other	(76,000)	(415,000)
Total deferred income tax liabilities	(21,238,000)	(17,606,000)

Net deferred income tax liability	$(17,128,000)	$(12,177,000)

The total valuation allowance increased $405,000 for the year ended September 30, 2007 and decreased $3,544,000 for the year ended September 30, 2006. The change in the valuation allowance in fiscal 2007 relates primarily to the U.S. tax effect of an increase in deferred Canadian taxes. The change in the valuation allowance in fiscal 2006 relates primarily to the abovementioned reduction of the valuation allowance previously placed on foreign tax credit carryforwards, partially offset by an increase in the valuation allowance for the U.S. tax effect of deferred Canadian taxes.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Barnwell has established a valuation allowance primarily for the U.S. tax effect of deferred Canadian taxes, accrued expenses and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. taxable income will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes.

Net deferred tax assets at September 30, 2007 of $4,110,000 consists primarily of $3,334,000 related to expenses accrued for book purposes but not for tax purposes, $473,000 related to the excess of the cost basis of investment in land for tax purposes over the cost basis of investment in land for book purposes, and $290,000 for foreign tax credit carryforwards. Canadian deferred tax assets related to expenses accrued for book purposes but not for tax purposes are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings. U.S. deferred tax assets related to expenses accrued for book purposes but not for tax purposes and the excess of the cost basis of investment in land for tax purposes over the cost basis of investment in land for book purposes are estimated to be realized from deductions against future U.S. earnings from percentage of sales payments, sales of interests in leasehold land, and sales of land development rights. Foreign tax credit carryforwards are estimated to be utilized when U.S. federal income taxes otherwise due on Canadian source income in a given year exceeds the foreign tax credit generated in that year. At September 30, 2007, foreign tax credit carryforwards totaled $290,000 and expire in fiscal 2013; management currently estimates that all of the foreign tax credit carryforwards will be utilized before expiration. The amount of deferred income tax assets considered realizable may be reduced if estimates of future taxable income are reduced.

14.                               RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“pension plan”) covering substantially all of its U.S. employees, with benefits based on years of service and the employee’s highest consecutive five-year average earnings. Barnwell’s funding policy is intended to provide for both benefits attributed to service to date and for those expected to be earned in the future. In addition, Barnwell sponsors a Supplemental Employee Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the defined benefit pension plan. In December 2006, Barnwell adopted a postretirement medical insurance benefits plan (“postretirement medical”) covering U.S. employees who have attained at least 20 years of service with Barnwell and served at least 10 years at the position of Vice President or higher. Health benefits are also provided to spouses and qualifying dependents of eligible officers.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of defined benefit pension and other postretirement plans (collectively referred to as “retirement plans”) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of retirement plan assets and obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures. Barnwell adopted the recognition and disclosures provisions of SFAS No. 158 on September 30, 2007. Prior to September 30, 2007, Barnwell had accounted for its retirement plans according to the provisions of SFAS No. 87, Employers’ Accounting for Pensions, and related interpretations, and therefore the funded status of Barnwell’s retirement plans was not reflected in its Consolidated Balance Sheets.

The incremental effects of adopting the provisions of SFAS No. 158 on our Consolidated Balance Sheet at September 30, 2007 are presented in the following table. The adoption of SFAS No. 158 had no effect on our Consolidated Statement of Earnings for the year ended September 30, 2007.

	Before	Effect of Adopting	As Reported at
	Application of	SFAS No. 158	September 30,
	SFAS No. 158	Increase (Decrease)	2007

Prepaid cost	$228,000	$(228,000)	$—

Total assets	$124,793,000	$(228,000)	$124,565,000

Liability for retirement benefits	$749,000	$1,643,000	$2,392,000	(1)

Deferred income taxes	$19,935,000	$(636,000)	$19,299,000

Accumulated other comprehensive income, net of tax	$6,168,000	$(1,235,000)	$4,933,000

Total stockholders’ equity	$55,839,000	$(1,235,000)	$54,604,000

(1)                Amount includes $5,000, which represents the current portion of Barnwell’s retirement benefits liability, which is included in other current liabilities.

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2007	2006	2007	2006	2007	2006
Change in Projected Benefit Obligation:

Benefit obligation at beginning of year	$4,558,000	$4,412,000	$655,000	$774,000	$—	$—
Service cost	214,000	206,000	35,000	36,000	9,000	—
Interest cost	260,000	226,000	40,000	39,000	43,000	—
Plan amendment	—	—	—	—	942,000	—
Actuarial gain	(192,000)	(244,000)	(2,000)	(64,000)	(133,000)	—
Benefits paid	(130,000)	(166,000)	(6,000)	(5,000)	—	—
Administrative expenses paid	(8,000)	(1,000)	—	—	—	—
Statutory change	—	125,000	—	(125,000)	—	—
Benefit obligation at end of year	4,702,000	4,558,000	722,000	655,000	861,000	—

Change in Plan Assets:

Fair value of plan assets at beginning of year	3,415,000	2,329,000	—	—	—	—
Actual return on plan assets	366,000	203,000	—	—	—	—
Employer contribution	250,000	1,050,000	6,000	5,000	—	—
Benefits paid	(130,000)	(166,000)	(6,000)	(5,000)	—	—
Administrative expenses paid	(8,000)	(1,000)	—	—	—	—
Fair value of plan assets at end of year	3,893,000	3,415,000	—	—	—	—

Net amount recognized in Consolidated Balance Sheets:

Funded status	(809,000)	(1,143,000)	(722,000)	(655,000)	(861,000)	—
Unrecognized prior service cost (credit)	—	125,000	—	(71,000)	—	—
Unrecognized actuarial loss	—	1,252,000	—	227,000	—	—
Net amount recognized	$(809,000)	$234,000	$(722,000)	$(499,000)	$(861,000)	$—

	Pension		SERP		Postretirement Medical
	September 30,
	2007	2006	2007	2006	2007	2006

Amounts recognized in the Consolidated Balance Sheets consist of:

Current assets	$—	$234,000	$—	$—	$—	$—

Current liabilities	—	—	(5,000)	(499,000)	—	—

Noncurrent liabilities	(809,000)	—	(717,000)	—	(861,000)	—

Asset (liability)	$(809,000)	$234,000	$(722,000)	$(499,000)	$(861,000)	$—

Amounts recognized in accumulated other comprehensive loss:

Net loss (gain)	$917,000	$—	$214,000	$—	$(133,000)	$—

Prior service cost (credit)	120,000	—	(75,000)	—	828,000	—

Accumulated other comprehensive loss	$1,037,000	$—	$139,000	$—	$695,000	$—

For the fiscal years ended September 30, 2007 and 2006, the following weighted-average assumptions were used to determine benefit obligations at the end of the fiscal years:

	Pension		SERP		Postretirement Medical
	September 30,
	2007	2006	2007	2006	2007	2006

Assumptions used to determine the fiscal year-end benefit obligations:

Discount rate	6.00%	5.50%	6.00%	5.50%	6.00%	N/A

Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	N/A	N/A

The overall investment objective of the defined benefit pension plan is to provide growth in the assets of the plan to fund future benefit obligations while managing risk in order to meet current benefit obligations. To develop the expected long-term rate of return on assets assumption, historical returns and the future expectations for returns for each asset class were considered. Generally, principal repayments and interest received on government mortgage securities provide cash flows to fund current benefit obligations. Longer-term obligations are generally estimated to be provided for by growth in equity securities. The plan assets at September 30, 2007 were invested as follows: 12% in cash, 38% in debt securities, and 50% in equity securities. The plan assets at September 30, 2006 were invested as follows: 1% in cash, 18% in certificates of deposit, 28% in debt securities, and 53% in equity securities. Target asset allocations are not used, and allocations are adjusted from time to time as dictated by current and anticipated market conditions and required cash flows.

Barnwell contributed $250,000 to the pension plan in fiscal 2007. Barnwell estimates that it will make approximately $5,000 in benefit payments under the SERP and $250,000 in contributions to the pension plan during fiscal 2008. Barnwell does not expect to make any benefit payments under the postretirement medical plan during fiscal 2008. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

For the fiscal years ended September 30, 2007, 2006 and 2005, the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension			SERP			Postretirement Medical
	Year ended September 30,
	2007	2006	2005	2007	2006	2005	2007	2006	2005

Assumptions used to determine the net periodic benefit cost:

Discount rate	5.50%	5.25%	5.75%	5.50%	5.25%	5.75%	5.50%	N/A	N/A

Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A	N/A	N/A	N/A

Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	N/A	N/A	N/A

The components of net periodic benefit cost are as follows:

	Pension			SERP			Postretirement Medical
	Year ended September 30,
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Net periodic benefit cost for the year:

Service cost	$214,000	$206,000	$161,000	$35,000	$36,000	$32,000	$9,000	$—	$—
Interest cost	260,000	226,000	213,000	40,000	39,000	36,000	43,000	—	—
Expected return on plan assets	(268,000)	(182,000)	(171,000)	—	—	—	—	—	—
Amortization of prior service cost	5,000	1,000	6,000	4,000	10,000	10,000	114,000	—	—
Amortization of net actuarial loss	45,000	48,000	40,000	10,000	10,000	7,000	—	—	—

Net periodic benefit cost	$256,000	$299,000	$249,000	$89,000	$95,000	$85,000	$166,000	$—	$—

The amounts that are estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year are as follows:

			Postretirement
	Pension	SERP	Medical

Prior service cost	$5,000	$4,000	$136,000
Net loss (gain)	20,000	6,000	(4,000)

	$25,000	$10,000	$132,000

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. The accumulated benefit obligation for the pension plan was $3,165,000 and $2,992,000 at September 30, 2007 and 2006, respectively. The accumulated benefit obligation for the SERP was $406,000 and $397,000 at September 30, 2007 and 2006, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2007 are as follows:

			Postretirement
	Pension	SERP	Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2008	$136,000	$5,000	$—
Fiscal year ending September 30, 2009	$136,000	$5,000	$—
Fiscal year ending September 30, 2010	$136,000	$5,000	$—
Fiscal year ending September 30, 2011	$136,000	$5,000	$—
Fiscal year ending September 30, 2012	$136,000	$5,000	$—
Fiscal years ending September 30, 2013 through 2017	$922,000	$25,000	$83,000

The following provides the assumed health care cost trend rates related to Barnwell’s postretirement medical obligations at September 30, 2007 and 2006.

	2007	2006
Health care cost trend rates assumed for next year	9%	N/A
Ultimate cost trend rate	6%	N/A
Year that the rate reaches the ultimate trend rate	2010	N/A

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects [increase / (decrease)]:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease
Effect on total service and interest cost components	$9,000	$(8,000)
Effect on accumulated postretirement benefit obligations	$131,000	$(110,000)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law. The Act introduced a prescription drug benefit under Medicare as well as a potential federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D to help offset the costs of participant prescription drug benefits. Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes for fiscal 2007 do not reflect the effects of the Act on the postretirement medical insurance benefits plan.

15.                               COMMITMENTS AND CONTINGENCIES

In November 2007, Barnwell paid the President of Barnwell of Canada, Limited, $507,000 satisfying all obligations under an incentive compensation plan created in 1998 and based on Barnwell’s oil and natural gas segment’s net income and the change in the value of Barnwell’s oil and gas reserves since 1998.

Barnwell has also committed to compensate certain Canadian personnel pursuant to an incentive compensation plan, the value of which directly relates to Barnwell’s oil and natural gas segment’s net income and the value of Barnwell’s oil and gas reserves discovered, commencing in fiscal 2002, for projects developed by such personnel.  Barnwell recognized approximately $495,000, $359,000 and $90,000 of costs pursuant to this plan in fiscal 2007, 2006 and 2005, respectively.

Barnwell has several non-cancelable operating leases for office space and leasehold land.  Rental expense was $598,000 in 2007, $528,000 in 2006, and $481,000 in 2005.  Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows: 2008 - $590,000, 2009 - $544,000, 2010 - $544,000, 2011 - $538,000, 2012 - $525,000 and thereafter through 2026 an aggregate of $1,709,000.  The lease payments for land were subject to renegotiation as of January 1, 2006.  Per the lease agreement, the lease payments will remain unchanged pending an appraisal, whereupon the lease rent could be adjusted to fair market value.  Barnwell does not know the amount of the new lease payments which could be effective upon performance of the appraisal; they may remain unchanged or increase, and Barnwell currently expects the adjustment, if any, to not be material.  The future rental payment disclosures above assume the minimum lease payments for land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

Barnwell is committed to pay commissions to Nearco, Inc. (“Nearco”), a company controlled by Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 9 above).  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.

In conjunction with the closing of the Increment II transaction in fiscal 2006, Kaupulehu Developments entered into an agreement to pay its external real estate legal counsel 1.5% of all Increment II percentage of sales payments received by Kaupulehu Developments for services provided by its external real estate legal counsel in the negotiation and closing of the Increment II transaction.  No amounts were paid pursuant to this arrangement in fiscal 2007 and 2006.

In January 2007, Kaupulehu 2007 entered into a lot purchase contract with WB to purchase seven parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.  As of September 30, 2007, three of the parcels have been purchased.  The purchase of each of the remaining four lots is scheduled to close in December 2007, March 2008, June 2008 and September 2008.  If any of the parcels are not purchased, the deposit related to any such parcels will be forfeited and Barnwell will incur an expense as a result of the write-off of its 80% share of any forfeited deposits.

As of the date of this filing, Kaupulehu 2007 is negotiating agreements with a project management company affiliated with Mr. Johnston and an independent building contractor for home building services for Kaupulehu 2007’s lots.  It is anticipated that a significant provision of such agreements will be that each such service provider will receive 20% of the profit on the sale of each lot on which a house is constructed.  In addition, Kaupulehu 2007 intends to enter into contracts, one with the project management company affiliated with Mr. Johnston and one with the building contractor, wherein each will be granted the right to purchase from WB one of the four remaining lots Kaupulehu 2007 has agreed to acquire.  It is anticipated that any such agreement will specify the lot that will be acquired by such service provider and require such service provider to reimburse Kaupulehu 2007 for both the $200,000 deposit on such lot and interest costs incurred by Kaupulehu 2007 related to the initial deposit on such lot.

Barnwell is occasionally involved in routine litigation and is subject to governmental and regulatory controls that are incidental to the ordinary course of business.  Barnwell’s management believes that all claims and litigation involving Barnwell are not likely to have a material adverse effect on its results of operations, financial position or liquidity.

16.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

17.                               CONCENTRATIONS OF CREDIT RISK

Barnwell’s oil and natural gas segment derived 63% of its oil and natural gas revenues in fiscal 2007 from four individually significant customers, ProGas Limited (27%), Glencoe Resources Ltd. (17%), Plains Marketing Canada, L.P. (10%), and Seminole Canada Gas Company (9%).  At September 30, 2007, Barnwell had a total of $1,557,000 in receivables from these four customers.  In fiscal 2006 Barnwell derived 69% of its oil and natural gas revenues from four individually significant customers, ProGas Limited (30%), Glencoe Resources Ltd. (15%), Plains Marketing Canada, L.P. (14%), and Seminole Canada Gas Company (10%).  In fiscal 2005 Barnwell derived 62% of its oil and natural gas revenues from four individually significant customers, ProGas Limited (25%), Glencoe Resources Ltd. (15%), Coral Energy Canada Inc. (11%), and Plains Marketing Canada, L.P. (11%).

Barnwell’s contract drilling subsidiary derived 47%, 37%, and 63% of its contract drilling revenues in fiscal 2007, 2006, and 2005, respectively, pursuant to federal, State of Hawaii and county contracts.  At September 30, 2007, Barnwell had accounts receivables from the federal, State of Hawaii and county entities totaling approximately $696,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, State of Hawaii, county and private entities.

Historically, Barnwell has not incurred significant credit related losses on its trade receivables, and management does not believe significant credit risk related to these trade receivables exists at September 30, 2007.

18.                               SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

The following details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2007	2006	2005
Increase (decrease) from changes in:
Receivables	$(904,000)	$2,519,000	$(2,450,000)
Other current assets	1,322,000	(1,664,000)	151,000
Accounts payable	1,717,000	(2,291,000)	2,204,000
Accrued incentive plan and other compensation costs	(320,000)	511,000	1,745,000
Other current liabilities	(255,000)	2,821,000	(1,211,000)

Increase from changes in current assets and liabilities	$1,560,000	$1,896,000	$439,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amount capitalized	$1,000,000	$833,000	$616,000
Income taxes	$859,000	$5,273,000	$5,293,000

Supplemental disclosure of non-cash investing and financing activities:
Debt assumed in purchase of drilling rig	$620,000	$—	$—
Interest financed but not paid in cash	$141,000	$—	$—

During the year ended September 30, 2007, 20,000 stock options were exercised by tendering 1,900 shares of Barnwell stock at an average market value of $21.09 per share, resulting in a $10,000 increase in common stock, a $30,000 increase in additional paid-in capital and a $40,000 increase in treasury stock.

During the years ended September 30, 2007 and 2006, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $276,000 and $598,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development decreased $2,039,000 and increased $396,000 during the years ended September 30, 2007 and 2006, respectively.

19.                               SUBSEQUENT EVENTS

In October 2007, Kaupulehu Developments received a $1,927,000 development rights option payment for a portion of the seventh payment due on December 31, 2007.  This development rights option payment will be recognized in Barnwell’s first quarter of fiscal 2008.

In December 2007, Kaupulehu 2007 obtained a $16,000,000 revolving line of credit facility and refinanced $6,600,000 of its borrowings.  Refer to Note 11 above for further discussion.

In December 2007, WB sold a lot in Increment I and paid Kaupulehu Developments a percentage of sales payment of $540,000. This receipt will be recognized in Barnwell’s first quarter of fiscal 2008.

In December 2007, Barnwell declared a cash dividend of $0.05 per share payable January 22, 2008, to stockholders of record on January 7, 2008.

In October and November 2007, Barnwell repurchased 106,500 shares of its common stock for $1,597,000, or approximately $15.00 per share.  Of these amounts, 71,500 shares were purchased for $1,063,000, or approximately $14.87 per share, on the open market under the September 20, 2007 authorization, and 35,000 shares were purchased for approximately $534,000, or $15.26 per share, the closing market price on the date of the transaction, in a privately negotiated transaction.  These repurchases, in combination with the 10,000 shares purchased in September 2007, leave 68,500 shares available for repurchase under the September 20, 2007 authorization and 65,000 shares available for repurchase under the previous authorization, as of November 30, 2007.

20.                               SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited quarterly results of operations for the years ended September 30, 2007 and 2006:

Fiscal 2007:

	Quarter ended
	December 31	March 31	June 30		September 30

Revenues	$13,268,000	$11,163,000	$11,813,000		$11,192,000

Operating profit	$5,664,000	$4,223,000	$4,035,000		$3,645,000

Net earnings	$1,114,000	$1,258,000	$743,000	(2)	$401,000

Basic earnings per common share (1)	$0.14	$0.15	$0.09		$0.05

Diluted earnings per common share (1)	$0.13	$0.15	$0.09		$0.05

Fiscal 2006:

	Quarter ended
	December 31	March 31	June 30	September 30

Revenues	$17,601,000	$13,467,000	$17,147,000	$9,745,000

Operating profit	$10,427,000	$6,838,000	$9,317,000	$2,870,000

Net earnings	$6,340,000	$3,423,000	$3,032,000	$1,842,000	(3)

Basic earnings per common share (1)	$0.78	$0.42	$0.37	$0.23

Diluted earnings per common share (1)	$0.73	$0.39	$0.35	$0.21

(1)

Due to the use of the weighted-average number of shares of common shares outstanding for each quarter for computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(2)

The estimated annual effective income tax rate was adjusted in the quarter ended June 30, 2007. The impact of the revision resulted in an approximately $120,000 increase in income tax expense during the three and nine months ended June 30, 2007.

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

21.                               SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

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

On October 25, 2007, the Alberta Government announced increases to the royalty rates on oil, natural gas liquids and natural gas production beginning on January 1, 2009.  The new plan also intends to simplify royalties and eliminate “old” and “new” classifications of oil and natural gas with current maximum royalty rates of 35% with new royalty rates up to 50%.  The new proposed 50% royalty rate is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Barnwell is awaiting clarification from the Alberta Government on the new program and is in the process of assessing its impact.  The new program may reduce Barnwell’s natural gas and oil reserve volumes, reported net production, and estimated future revenues and estimated future cash flows from natural gas and oil reserves.  The new program may also materially impact the economics of oil and natural gas exploration in the Alberta area.  However, the magnitude of the potential impact, which will depend on the final form of legislation upon enactment, cannot be reasonably estimated at this time.

(A)                              Oil and Natural Gas Reserves

The following table, based on information prepared by independent petroleum engineers, Paddock Lindstrom & Associates Ltd., summarizes changes in the estimates of Barnwell’s net interests in total proved reserves of crude oil and natural gas liquids (“NGL”) and natural gas (“MCF” means 1,000 cubic feet of natural gas) which are all in Canada:

	OIL & NGL	GAS
	(Barrels)	(MCF)
Balance at September 30, 2004	1,304,000	26,825,000

Revisions of previous estimates	76,000	(1,236,000)
Extensions, discoveries and other additions	179,000	3,266,000
Less production	(253,000)	(3,621,000)
Balance at September 30, 2005	1,306,000	25,234,000

Revisions of previous estimates – due to discontinuation of Alberta Royalty Tax Credit	(24,000)	(378,000)
Revisions of previous estimates – due to other	91,000	(865,000)
Extensions, discoveries and other additions	190,000	4,464,000
Less production	(260,000)	(3,629,000)
Balance at September 30, 2006	1,303,000	24,826,000

Revisions of previous estimates	176,000	1,279,000
Extensions, discoveries and other additions	168,000	1,528,000
Less production	(260,000)	(3,615,000)
Balance at September 30, 2007	1,387,000	24,018,000

	OIL & NGL	GAS
Proved producing reserves at:	(Barrels)	(MCF)
September 30, 2004	1,135,000	21,614,000
September 30, 2005	1,102,000	21,842,000
September 30, 2006	1,069,000	18,558,000
September 30, 2007	1,095,000	18,858,000

(B)                              Capitalized Costs Relating to Oil and Natural Gas Producing Activities

	September 30,
	2007	2006	2005
Proved properties	$179,404,000	$146,542,000	$117,995,000
Unproved properties	12,650,000	11,020,000	8,110,000
Total capitalized costs	192,054,000	157,562,000	126,105,000
Accumulated depletion and depreciation	104,706,000	80,823,000	66,705,000
Net capitalized costs	$87,348,000	$76,739,000	$59,400,000

(C)                             Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2007	2006	2005
Acquisition of properties:
Unproved	$968,000	$3,052,000	$2,561,000

Proved	$—	$—	$—

Exploration costs	$4,406,000	$8,935,000	$3,448,000

Development costs	$8,790,000	$13,962,000	$12,220,000

(D)                             The Results of Operations of Barnwell’s Oil and Natural Gas Producing Activities

	Year ended September 30,
	2007	2006	2005
Gross revenues	$44,759,000	$51,197,000	$43,931,000
Royalties, net of credit	10,160,000	13,293,000	11,207,000
Net revenues	34,599,000	37,904,000	32,724,000
Production costs	10,203,000	8,217,000	6,899,000
Depletion and depreciation	12,753,000	11,130,000	8,447,000
Pre-tax results of operations*	11,643,000	18,557,000	17,378,000
Estimated income tax expense	4,424,000	7,423,000	8,341,000
Results of operations*	$7,219,000	$11,134,000	$9,037,000

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

Standardized Measure of Estimated Discounted Future Net Cash Flows

	As of September 30,
	2007	2006	2005
Future cash inflows	$224,114,000	$147,246,000	$299,383,000

Future production costs	(75,216,000)	(53,961,000)	(52,253,000)

Future development costs	(4,775,000)	(5,024,000)	(2,430,000)

Future net cash flows before income taxes	144,123,000	88,261,000	244,700,000

Future income tax expenses	(35,416,000)	(20,552,000)	(73,367,000)

Future net cash flows	108,707,000	67,709,000	171,333,000

10% annual discount for timing of cash flows	(30,407,000)	(17,786,000)	(51,571,000)

Standardized measure of estimated discounted future net cash flows	$78,300,000	$49,923,000	$119,762,000

Changes in the Standardized Measure of Estimated Discounted Future Net Cash Flows

	Year ended September 30,
	2007	2006	2005

Beginning of year	$49,923,000	$119,762,000	$61,010,000

Sales of oil and natural gas produced, net of production costs	(24,299,000)	(29,735,000)	(25,727,000)

Net changes in prices and production costs, net of royalties and wellhead taxes	29,674,000	(85,254,000)	68,770,000

Extensions and discoveries	8,775,000	11,356,000	29,958,000

Revisions of previous quantity estimates	9,681,000	(5,006,000)	(4,881,000)

Net change in Canadian dollar translation rate	3,165,000	4,189,000	4,050,000

Changes in the timing of future production and other	6,411,000	(385,000)	100,000

Net change in income taxes	(10,619,000)	22,529,000	(20,159,000)

Accretion of discount	5,589,000	12,467,000	6,641,000

Net change	28,377,000	(69,839,000)	58,752,000

End of year	$78,300,000	$49,923,000	$119,762,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                                            OTHER INFORMATION

On September 28, 2007, Barnwell filed a Form 8-K to report the passing of Mr. Erik Hazelhoff-Roelfzema on September 26, 2007.  Mr. Hazelhoff-Roelfzema was a member of Barnwell’s Board of Directors since 1977 and was also a member of its Executive Committee.  Barnwell also reported in this Form 8-K that its Executive Committee voted to remove Warren D. Steckley from his position as Vice President, Canadian Operations, and as such Mr. Steckley is no longer an executive officer of Barnwell.

On October 17, 2007, Barnwell filed a Form 8-K to report the Board of Directors appointed Mr. Robert J. Inglima, Jr. to serve on its Board of Directors, effective immediately.  The Board of Directors has determined that Mr. Inglima is independent as defined in Section 121(A) of the American Stock Exchange listing standards.  Mr. Inglima is an attorney in private practice in New Jersey and is a member of the New Jersey State Bar Association and District of Columbia Bar Association.  From 1995 to 1998, he was a member of the New Jersey Supreme Court Fee Arbitration Committee (District II-A), and he served as District Chairman in 1999.  There is no arrangement or understanding pursuant to which Mr. Inglima was selected as a director.  As of the date of this filing, Mr. Inglima has not been appointed to any committees of the Board of Directors, and the Board of Directors has not yet determined to which, if any, committees Mr. Inglima will be appointed in the immediate future.

PART III

ITEM 10.                                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2008 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2007, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its chief executive officer and the chief financial officer.  This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                                              EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2008 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2007, which proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2008 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2007, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under all of Barnwell’s existing equity compensation plans as of September 30, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	345,000	$5.96	6,000
Equity compensation plans not approved by security holders	196,000	$7.54	—
Total	541,000	$6.53	6,000

Equity compensation plans not approved by security holders are comprised of the following awards:

In June 1998, Barnwell granted 180,000 stock options under a non-qualified plan at a purchase price of $2.60 per share (market price on date of grant).  These options are fully vested and have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  During the years ended September 30, 2007 and 2006, the stock appreciation rights feature on 80,000 shares and 60,000 shares, respectively, of these options were exercised.  The remaining 40,000 options expire in May 2008.

In December 2004, Barnwell granted stock options to acquire 210,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $8.80 per share (market price on date of grant).  These options have stock appreciation rights that permit the holders to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  These options vest annually over five years commencing one year from the date of grant and expire in December 2014.  During the years ended September 30, 2007 and 2006, the stock appreciation rights feature on 24,000 shares and 30,000 shares, respectively, of these options were exercised.

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2008 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2007, which proxy statement is incorporated herein by reference.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2008 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2007, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2007 and 2006

Consolidated Statements of Earnings – for the three years ended September 30, 2007

Consolidated Statements of Cash Flows – for the three years ended September 30, 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
for the three years ended September 30, 2007

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
Date: December 12, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton H. Kinzler
MORTON H. KINZLER
Chief Executive Officer and
Chairman of the Board
Date: December 12, 2007

/s/ Alexander C. Kinzler	/s/ Russell M. Gifford
ALEXANDER C. KINZLER	RUSSELL M. GIFFORD
President, Chief Operating Officer,	Executive Vice President,
General Counsel and Director	Chief Financial Officer, Treasurer,
Date: December 12, 2007	Secretary and Director
Date: December 12, 2007

/s/ Martin Anderson	/s/ Murray C. Gardner
MARTIN ANDERSON, Director	MURRAY C. GARDNER, Director
Date: December 12, 2007	Date: December 12, 2007

SIGNATURES (continued)

/s/ Ahron H. Haspel	/s/ Alan D. Hunter
AHRON H. HASPEL, Director	ALAN D. HUNTER, Director
Date: December 12, 2007	Date: December 12, 2007

/s/ Robert J. Inglima, Jr.	/s/ Terry Johnston
ROBERT J. INGLIMA, JR., Director	TERRY JOHNSTON, Director
Date: December 12, 2007	Date: December 12, 2007

/s/ Diane G. Kranz	/s/ Kevin K. Takata
DIANE G. KRANZ, Director	KEVIN K. TAKATA, Director
Date: December 12, 2007	Date: December 12, 2007