Form 10-Q
period 2007-12-31
BARNWELL INDUSTRIES INC
filed 2008-02-13
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

As of February 11, 2008 there were 8,241,460 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                   FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,667,000	$10,107,000
Accounts receivable, net	8,143,000	7,131,000
Deferred income taxes	1,696,000	2,171,000
Current taxes receivable	—	1,040,000
Other current assets	1,659,000	1,030,000
TOTAL CURRENT ASSETS	21,165,000	21,479,000

DEPOSITS ON RESIDENTIAL PARCELS	800,000	800,000

RESIDENTIAL LOTS UNDER DEVELOPMENT	5,240,000	5,009,000

INVESTMENT IN RESIDENTIAL PARCEL	2,497,000	2,383,000

INVESTMENT IN JOINT VENTURES	2,765,000	2,765,000

INVESTMENT IN LAND INTERESTS	1,450,000	1,450,000

PROPERTY AND EQUIPMENT	207,538,000	202,342,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(116,084,000)	(111,663,000)
PROPERTY AND EQUIPMENT, NET	91,454,000	90,679,000

TOTAL ASSETS	$125,371,000	$124,565,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,459,000	$5,983,000
Accrued capital expenditures	3,083,000	2,774,000
Accrued stock appreciation rights	1,090,000	1,672,000
Accrued incentive plan costs	1,612,000	2,029,000
Other accrued compensation costs	2,682,000	3,228,000
Drilling advances	1,097,000	1,407,000
Payable to joint interest owners	1,488,000	1,123,000
Income taxes payable	493,000	—
Current portion of long-term debt	580,000	354,000
Other current liabilities	2,366,000	2,160,000
TOTAL CURRENT LIABILITIES	20,950,000	20,730,000

LONG-TERM DEBT	22,121,000	22,104,000

LIABILITY FOR RETIREMENT BENEFITS	2,465,000	2,387,000

ASSET RETIREMENT OBLIGATION	4,996,000	4,734,000

DEFERRED INCOME TAXES	17,614,000	19,299,000

MINORITY INTEREST	900,000	707,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares: 8,320,060 issued at December 31, 2007, 8,280,060 issued at September 30, 2007	4,160,000	4,140,000
Additional paid-in capital	889,000	738,000
Retained earnings	47,895,000	44,988,000
Accumulated other comprehensive income, net	5,250,000	4,933,000
Treasury stock, at cost: 123,600 shares at December 31, 2007, 11,900 shares at September 30, 2007	(1,869,000)	(195,000)
TOTAL STOCKHOLDERS’ EQUITY	56,325,000	54,604,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$125,371,000	$124,565,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended December 31,
	2007	2006
Revenues:
Oil and natural gas	$10,090,000	$8,368,000
Contract drilling	2,210,000	1,087,000
Sale of interest in leasehold land, net	508,000	1,260,000
Sale of development rights, net	2,497,000	2,292,000
Gas processing and other	355,000	261,000
	15,660,000	13,268,000
Costs and expenses:
Oil and natural gas operating	2,381,000	2,440,000
Contract drilling operating	1,821,000	1,025,000
General and administrative	3,075,000	3,741,000
Depreciation, depletion and amortization	3,743,000	3,262,000
Interest expense	322,000	225,000
Minority interest in earnings	583,000	696,000
	11,925,000	11,389,000

Earnings before income taxes	3,735,000	1,879,000

Income tax provision	416,000	765,000

NET EARNINGS	$3,319,000	$1,114,000

BASIC NET EARNINGS PER COMMON SHARE	$0.40	$0.14

DILUTED NET EARNINGS PER COMMON SHARE	$0.39	$0.13

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,212,712	8,169,060
DILUTED	8,476,595	8,685,959

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended December 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$3,319,000	$1,114,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,743,000	3,262,000
Minority interest in earnings	583,000	696,000
Retirement benefits expense	120,000	91,000
Accretion of asset retirement obligation	69,000	58,000
Asset retirement obligation payments	(21,000)	(55,000)
Additions to residential lots under development	(163,000)	—
Share-based compensation	(574,000)	1,277,000
Deferred income taxes	(1,519,000)	339,000
Sale of interest in leasehold land, net	(508,000)	(1,260,000)
Sale of development rights, net	(2,497,000)	(2,292,000)
(Decrease) increase from changes in current assets and liabilities	(811,000)	1,986,000
Net cash provided by operating activities	1,741,000	5,216,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	2,540,000	2,438,000
Proceeds from sale of interest in leasehold land, net of fees paid	528,000	1,340,000
Proceeds from gas over bitumen royalty adjustments	51,000	54,000
Return of capital distribution from joint venture	—	525,000
Purchase of lot acquisition rights	—	(1,400,000)
Investment in joint ventures	—	(3,000,000)
Capital expenditures - oil and gas	(3,140,000)	(4,878,000)
Capital expenditures - all other	(123,000)	(147,000)
Additions to investment in residential parcel	(114,000)	—
Net cash used in investing activities	(258,000)	(5,068,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	155,000	—
Proceeds from exercise of stock options	1,000	—
Repayments of long-term debt	(26,000)	—
Payment of loan commitment fee	(100,000)	—
Distributions to minority interest partners	(390,000)	—
Purchases of common stock for treasury	(1,596,000)	—
Net cash used in financing activities	(1,956,000)	—
Effect of exchange rate changes on cash and cash equivalents	33,000	(79,000)
Net (decrease) increase in cash and cash equivalents	(440,000)	69,000
Cash and cash equivalents at beginning of period	10,107,000	11,972,000
Cash and cash equivalents at end of period	$9,667,000	$12,041,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Three months ended December 31, 2007 and 2006

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Income	Stock	Equity
Balance at September 30, 2006	8,169,060	$4,085,000	$144,000		$43,524,000	$2,852,000	$—	$50,605,000

Share-based compensation costs			27,000					27,000

Dividends declared, $0.10 per share					(817,000)			(817,000)

Comprehensive loss:
Net earnings				$1,114,000	1,114,000			1,114,000
Other comprehensive loss – foreign currency translation adjustments, net of $797,000 tax benefit				(1,321,000)		(1,321,000)		(1,321,000)
Total comprehensive loss				$(207,000)

At December 31, 2006	8,169,060	$4,085,000	$171,000		$43,821,000	$1,531,000	$—	$49,608,000

Balance at September 30, 2007	8,268,160	$4,140,000	$738,000		$44,988,000	$4,933,000	$(195,000)	$54,604,000

Exercise of stock options, 40,000 shares net of 5,200 shares tendered and placed in treasury	34,800	20,000	59,000				(78,000)	1,000

Share-based compensation costs			14,000					14,000

Tax benefit from employee stock option transactions			78,000					78,000

Purchases of 106,500 common shares for treasury	(106,500)						(1,596,000)	(1,596,000)

Dividends declared, $0.05 per share					(412,000)			(412,000)

Comprehensive income:
Net earnings				$3,319,000	3,319,000			3,319,000
Other comprehensive income:
Foreign currency translation adjustments, net of $175,000 of taxes				289,000		289,000		289,000
Retirement plans – amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $14,000 of taxes				28,000		28,000		28,000
Total comprehensive income				$3,636,000

At December 31, 2007	8,196,460	$4,160,000	$889,000		$47,895,000	$5,250,000	$(1,869,000)	$56,325,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries, including an indirect 77.6%-owned land investment general partnership and two 80%-owned joint ventures (collectively referred to herein as “Barnwell,” “we,” “our,” “us,” or the “Company”).  All significant intercompany accounts and transactions have been eliminated.  Investments in companies over which Barnwell has the ability to exercise significant influence, but not control, are accounted for using the equity method.

Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

Unaudited Interim Financial Information

The Condensed Consolidated Balance Sheet as of December 31, 2007, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Cash Flows, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the three months ended December 31, 2007 and 2006 have been prepared by Barnwell and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at December 31, 2007 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2007 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2007 Annual Report on Form 10-K.  The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

Barnwell’s significant accounting policies are described in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s most recently filed Annual Report on Form 10-K.

2.                                      EARNINGS PER COMMON SHARE

Reconciliations between net earnings and common shares outstanding of the basic and diluted net earnings per share computations for the three months ended December 31, 2007 and 2006 are as follows:

	Three months ended December 31, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$3,319,000	8,212,712	$0.40

Effect of dilutive securities - common stock options	—	263,883

Diluted net earnings per share	$3,319,000	8,476,595	$0.39

	Three months ended December 31, 2006
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$1,114,000	8,169,060	$0.14

Effect of dilutive securities - common stock options	—	516,899

Diluted net earnings per share	$1,114,000	8,685,959	$0.13

3.                                      SHARE-BASED PAYMENTS

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three months ended December 31, 2007 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2007	345,000	$5.96
Granted	—
Exercised	(40,000)	$1.98
Forfeited/Expired	—
Outstanding at December 31, 2007	305,000	$6.48	2.9	$1,793,000

Exercisable at December 31, 2007	252,500	$5.91	2.8	$1,629,000

Total share-based compensation expense for equity-classified awards vested in the three months ended December 31, 2007 and 2006 was $14,000 and $27,000, respectively.  There was no impact on income taxes as the expense relates to qualified options.

During the three months ended December 31, 2007, 40,000 stock options were exercised by tendering 5,200 shares of Barnwell stock at a market value of $14.95 per share plus $1,000 of cash, resulting in a $20,000 increase in common stock, a $59,000 increase in additional paid-in capital and a $78,000 increase in treasury stock.  There were no other equity-classified share option grants, exercises, forfeitures or expirations of unexercised options in the three months ended December 31, 2007.

The total intrinsic value of equity options exercised during the three months ended December 31, 2007 was $523,000.  There were no equity options exercised in the three months ended December 31, 2006.

Barnwell recorded a $78,000 tax benefit related to employees’ disqualification of qualified stock options in the three months ended December 31, 2007.  The tax benefit is reflected as an increase in additional paid-in capital in the three months ended December 31, 2007.  There was no disqualification of stock options in the three months ended December 31, 2006.

Liability-classified Awards

The following assumptions were used in estimating fair value for all liability-classified share options previously granted prior to October 1, 2005 and outstanding during the three months ended December 31, 2007 and 2006:

	Three months ended December 31,
	2007	2006

Expected volatility range	40.3% to 68.0%	30.5% to 43.0%
Weighted-average volatility	46.0%	32.8%
Expected dividends	1.6% to 1.8%	1.1% to 1.3%
Expected term (in years)	0.4 to 4.5	1.4 to 5.5
Risk-free interest rate	3.18% to 3.45%	4.7%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Earnings.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three months ended December 31, 2007 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2007	196,000	$7.54
Granted	—
Exercised	—
Forfeited/Expired	—
Outstanding at December 31, 2007	196,000	$7.54	5.6	$946,000

Exercisable at December 31, 2007	112,000	$6.59	4.6	$647,000

Total share-based compensation for liability-classified awards decreased $1,838,000 to a $588,000 benefit for the three months ended December 31, 2007 as compared to a $1,250,000 expense for the three months ended December 31, 2006.  The related income tax effects were a $202,000 expense and a $431,000 benefit for the three months ended December 31, 2007 and 2006, respectively.  Included in share-based compensation for liability-classified awards for the three months ended December 31, 2007 and 2006 was $39,000 and $189,000, respectively, of compensation expense related to shares that vested during each respective period and a $627,000 benefit and a $1,061,000 expense, respectively, due to remeasurement at December 31, 2007 and 2006 of the fair value of previously vested shares.

Summary

As of December 31, 2007, there was $166,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over 1.6 years.  Total share-based compensation expense related to the vesting of awards in the three months ended December 31, 2007 and 2006 was $53,000 and $216,000, respectively.  Total share-based compensation for all awards, including the impact of changes in fair values for liability-classified awards, was a $574,000 benefit and a $1,277,000 expense for the three months ended December 31, 2007 and 2006, respectively.  The income tax effect on total compensation of all awards was a $202,000 expense and a $431,000 benefit for the three months ended December 31, 2007 and 2006, respectively.

4.                                      CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

5.                                      DEPOSITS ON RESIDENTIAL PARCELS, RESIDENTIAL LOTS UNDER DEVELOPMENT AND INVESTMENT IN RESIDENTIAL PARCEL

Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc., a company controlled by a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 below), acquires house lots for investment and constructs turnkey single-family homes for future sale.  As of December 31, 2007, Kaupulehu 2007 has made nonrefundable initial deposits on four parcels totaling $800,000 to secure the right to purchase the parcels at a price of $2,378,000 each in the Lot 4A Increment I area from WB KD Acquisition, LLC (“WB”), an unrelated entity.  In January 2008, Barnwell acquired one residential parcel and paid $2,178,000 representing the balance of the purchase price of the parcel (see further discussion in Note 17 below).  The purchase of each of the remaining three lots is scheduled to close in March 2008, June 2008 and September 2008.  The deposits are classified as “Deposits on Residential Parcels” on the Condensed Consolidated Balance Sheets at December 31, 2007 and September 30, 2007.  If any of the parcels are not purchased, the deposit related to any such parcels will be forfeited and Barnwell will incur an expense as a result of the write-off of its 80% share of any forfeited deposits.

As of December 31, 2007, Kaupulehu 2007 has purchased three parcels in the Lot 4A Increment I area.  Barnwell is in the process of developing residences for future sale on two of the parcels and intends to hold the third parcel for investment purposes.  The two parcels held for development are classified as “Residential Lots Under Development” and the third parcel is classified as “Investment in Residential Parcel” on the Condensed Consolidated Balance Sheets at December 31, 2007 and September 30, 2007.

As of the date of this filing, the planning process is complete for the two residences being developed for resale, site work has been substantially completed to expand the building envelope on the two lots and construction commenced on the two homes.

Kaupulehu 2007 entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a director of Barnwell, under which Mr. David Johnston will serve as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also entered into an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that Mr. David Johnston and the building contractor will each receive 20% of the profit on the sale of each lot on which a house is constructed and have the right to purchase from WB one of the remaining lots Kaupulehu 2007 has agreed to acquire.  It is anticipated that any such service provider acquiring a lot will reimburse Kaupulehu 2007 for both the $200,000 deposit on such lot and interest costs incurred by Kaupulehu 2007 related to the initial deposit on such lot.

6.                                      INVESTMENT IN JOINT VENTURES

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell and 20%-owned by Nearco, Inc., a company controlled by a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 below), owns a 1.5% passive minority interest in Hualalai Investors JV, LLC and in Hualalai Investors

II, LLC (hereinafter referred to as “Hualalai Investors”), owners of Hualalai Resort, and Kona Village Investors, LLC (“Kona Village Investors”), owners of Kona Village Resort.  The investments in Hualalai Investors and Kona Village Investors are reflected in the Condensed Consolidated Balance Sheets as of December 31, 2007 and September 30, 2007 as “Investment in Joint Ventures.”

7.                                      INVESTMENT IN LAND INTERESTS

The land interests held by Barnwell at December 31, 2007 through Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest, include development rights under option, rights to receive varying percentages of the gross sales from the sale of lots within approximately 870 acres in the Kaupulehu area by WB, and approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”) which is under a right of negotiation with WB KD Acquisition II, LLC (“WBKD”), an unrelated entity.  Barnwell also holds lot acquisition rights in agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka lands”) through Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell.  There is no assurance that any future development rights option payments or percentage of sales payments will be received, nor is there any assurance that WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated for the Mauka lands.  If the developer of the Mauka Lands is unable to successfully negotiate development terms and agreements within the Mauka Lands and Barnwell is therefore unable to fully recover its investment in the Mauka Lands, we will incur an expense resulting from a write-off of the lot acquisition rights.  Barnwell’s cost of land interests is included in the December 31, 2007 and September 30, 2007 Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests” and consists of the following amounts:

	December 31,	September 30,
	2007	2007
Leasehold land interests:
Zoned for resort/residential development – Lot 4A Increment I	$—	$—
Zoned for resort/residential development – Lot 4A Increment II	—	—
Zoned conservation – Lot 4C	50,000	50,000
	50,000	50,000

Lot acquisition rights – Mauka lands	1,400,000	1,400,000
Development rights under option	—	—
Total investment in land interests	$1,450,000	$1,450,000

8.                                      RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions involving Barnwell and Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures.

Mr. Johnston and his affiliated entities own a direct financial interest in 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest.  The development rights proceeds and percentage of sales payment proceeds received during the three months ended December 31, 2007 were reduced by $159,000 and $32,000, respectively, of fees; these fees were payable to Nearco, Inc. (“Nearco”), a company controlled by Mr. Terry Johnston.  A portion of the fees payable was paid to Nearco during the three months ended December 31, 2007 with the balance paid to Nearco in January 2008.  Under agreements entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell’s wholly-owned subsidiary, Barnwell Hawaiian Properties, Inc., a 50.1% partner of Kaupulehu Developments, is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

Barnwell and Nearco entered into a limited liability limited partnership, Kaupulehu 2007, to acquire house lots for investment and to construct turnkey single-family homes.  Nearco has a 20% ownership interest in Kaupulehu 2007.  As noted in Note 5 above, Kaupulehu 2007 entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a director of Barnwell, under which Mr. David Johnston will serve as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also entered into an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that Mr. David Johnston and the building contractor will each receive 20% of the profit on the sale of each lot on which a house is constructed and have the right to purchase from WB one of the remaining lots Kaupulehu 2007 has agreed to acquire.  It is anticipated that any such service provider acquiring a lot will reimburse Kaupulehu 2007 for both the $200,000 deposit on such lot and interest costs incurred by Kaupulehu 2007 related to the initial deposit on such lot.  Kaupulehu 2007 has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Johnston, with Mr. Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 9 below).

In September 2007, Nearco made a $525,000 loan to Kaupulehu 2007 to partially fund Kaupulehu 2007’s acquisition of a third residential lot.  The loan plus accrued interest, at a floating rate equivalent to the highest interest rate incurred by Kaupulehu 2007 on its bank debt, is payable upon Kaupulehu 2007’s sale of its second completed home.  As of December 31, 2007, interest accrued on the Nearco loan totaled $10,000.  The loan balance is to be reduced in the future by any contributions to Kaupulehu 2007 by Barnwell that are not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.

General and administrative expenses include fees paid to Nearco for consulting services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco totaled $33,000 and $42,000, before minority interest, in the three months ended December 31, 2007 and 2006, respectively.

9.                                      LONG-TERM DEBT

A summary of Barnwell’s long-term debt (including the current portion) as of December 31, 2007 and September 30, 2007 is as follows:

	December 31,	September 30,
	2007	2007
Canadian revolving credit facility	$14,566,000	$14,520,000
Real estate revolving credit facility	6,600,000	—
Real estate non-revolving credit facility	468,000	6,845,000
Related party loan	525,000	525,000
Drill rig financing	542,000	568,000
Total long-term debt	$22,701,000	$22,458,000

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or approximately US$20,240,000 at December 31, 2007 exchange rates.  Borrowings under this facility were US$14,566,000 at December 31, 2007 and are included in long-term debt.  At December 31, 2007, Barnwell had unused credit available under this facility of approximately US$5,674,000.

The bank affirmed that it will not require any repayments under the facility before January 1, 2009.  Accordingly, Barnwell has classified outstanding borrowings under the facility as long-term debt.

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, obtained a $7,500,000 non-revolving credit facility in fiscal 2007 to finance the acquisition of real estate parcels and a portion of the initial home construction on those parcels.  In December 2007, Kaupulehu 2007 refinanced $6,600,000 of these borrowings with a new revolving credit facility from another financial institution.  The new facility provides $16,000,000 of credit under a revolving line of credit for the purpose of refinancing the acquisition of three parcels purchased in fiscal 2007, financing the acquisition of a fourth parcel purchased in January 2008 (see further discussion in Note 17 below), and financing costs of home construction on the said four lots.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  The term of the loan is 36 months and advances shall not exceed: (i) 75% of the appraised as-is value of each parcel, or (ii) 80% of the appraised value of the completed home and parcel for each home under construction.  The interest rate available for borrowings under this facility is a floating rate equal to the financial institution’s floating base rate or the one-month London Interbank Offer Rate plus 2.50%.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot; the loan agreement defines net sales proceeds as the gross sales price of the home and lot, less reasonable real estate commissions, closing costs, and fees of the building contractor and project manager, as approved by the financial institution.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a valid first mortgage lien on the parcels and homes to be built.  Kaupulehu 2007 incurred a 1% commitment fee totaling $160,000.  Borrowings under the facility are subject to a loan advance limitation based on the appraised value of the underlying security.  The loan advance limitation may be reduced as a result of a decrease in appraised values of the underlying security.  If borrowings under the facility exceed the loan advance limitation, Barnwell will be required to make debt repayments in the amount of the excess.

At December 31, 2007, Kaupulehu 2007’s borrowings under the revolving credit facility were $6,600,000.  The facility expires in December 2010.  Accordingly, the $6,600,000 is classified as long-term debt on the Condensed Consolidated Balance Sheet at December 31, 2007.  However, as discussed above, a portion of the cash proceeds from the sales of completed homes may be required to be applied to the facility balance if such sales occur prior to December 2010.  Based upon the builder’s estimated project timeline, Barnwell does not expect sales of homes to occur on or before December 31, 2008.  At December 31, 2007, Barnwell had unused credit available under this facility of approximately $9,400,000.  The $468,000 portion of the outstanding loan balance under the non-revolving facility that was not refinanced is due October 1, 2008 and accordingly, is classified as a current liability on the Condensed Consolidated Balance Sheet at December 31, 2007.

Kaupulehu 2007 capitalizes interest costs on residential lots under development while development and construction is in progress and intends to include these costs in cost of sales when homes are sold.  Capitalized interest costs totaled $81,000 for the three months ended December 31, 2007.

As also discussed in Note 8 above, Nearco made a $525,000 loan to Kaupulehu 2007 to partially fund Kaupulehu 2007’s acquisition of a third residential lot in September 2007.  The loan plus accrued interest, at a floating rate equivalent to the highest interest rate incurred by Kaupulehu 2007 on its bank debt, is payable upon Kaupulehu 2007’s sale of its second completed home.  Based upon the builder’s estimated project timeline, Barnwell does not expect sales of homes to occur on or before December 31, 2008; accordingly, the $525,000 is classified as long-term debt on the Condensed Consolidated Balance Sheet at December 31, 2007.  The loan balance is to be reduced in the future by any contributions to Kaupulehu 2007 by Barnwell that are not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.

Interest costs for the three months ended December 31, 2007 and 2006 are summarized as follows:

	Three months ended
	December 31,
	2007	2006
Interest costs incurred	$403,000	$225,000
Less interest costs capitalized on residential lots under development	81,000	—
Interest expense	$322,000	$225,000

10.                               SEGMENT INFORMATION

Barnwell operates four segments: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas); 2) investment in leasehold land and other real estate interests in Hawaii (land investment); 3) acquisition of property for investment and development of homes for sale in Hawaii (real estate development, established January 2007); and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling).  There were no real estate development segment operating revenues or operating expenses during the three months ended December 31, 2007 and 2006.

The following is certain financial information related to Barnwell’s reporting segments.  All revenues reported are from external customers.

	Three months ended December 31,
	2007	2006
Revenues:
Oil and natural gas	$10,090,000	$8,368,000
Land investment	3,005,000	3,552,000
Contract drilling	2,210,000	1,087,000
Other	279,000	161,000
Total before interest income	15,584,000	13,168,000
Interest income	76,000	100,000
Total revenues	$15,660,000	$13,268,000

Depreciation, depletion and amortization:
Oil and natural gas	$3,614,000	$3,160,000
Contract drilling	81,000	52,000
Other	48,000	50,000
Total depreciation, depletion and amortization	$3,743,000	$3,262,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$4,095,000	$2,768,000
Land investment, net of minority interest	2,348,000	2,775,000
Contract drilling	308,000	10,000
Other	231,000	111,000
Total operating profit	6,982,000	5,664,000

General and administrative expenses, net of minority interest	(3,001,000)	(3,660,000)
Interest expense	(322,000)	(225,000)
Interest income	76,000	100,000
Earnings before income taxes	$3,735,000	$1,879,000

11.                               INCOME TAXES

The components of the income tax provision for the three months ended December 31, 2007 and 2006 are as follows:

	Three months ended December 31,
	2007	2006
Current	$1,935,000	$426,000
Deferred	(1,519,000)	339,000
	$416,000	$765,000

During the three months ended December 31, 2007, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  This reduction in Canadian federal tax rates resulted in a $909,000 reduction of the net deferred tax liability during the three months ended December 31, 2007.  There was no such reduction in the same period of the prior year.

Due to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian law as compared to such deductions under U.S. tax law, Barnwell has incurred higher U.S. tax liabilities on Canadian source earnings than Canadian tax liabilities on such earnings in recent years.  As a result, Barnwell has utilized its foreign tax credit carryforwards in recent years, and Barnwell estimates that it will fully utilize its remaining foreign tax credit carryforward balance in fiscal 2008.

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2007, excluding the aforementioned $909,000 impact of the reduction in Canadian income tax rates, was approximately 35%.

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  This interpretation prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. Liabilities for unrecognized tax benefits related to such tax positions are included in other long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in accrued expenses and other current liabilities. Interest and penalties related to unrecognized tax benefits are included in income tax expense.  Effective October 1, 2007, Barnwell adopted the provisions of FIN No. 48.  The adoption of FIN No. 48 did not have a material impact on Barnwell’s financial statements.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2004 — 2006
Various U.S. states	2004 — 2006
Canada federal	2000 — 2006
Various Canadian provinces	2004 — 2006

12.                               RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“pension plan”) covering substantially all of its U.S. employees.  Additionally, Barnwell sponsors a Supplemental Employee Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the defined benefit pension plan and a postretirement medical insurance benefits plan (“postretirement medical”) covering eligible U.S. employees.

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans for the three months ended December 31, 2007 and 2006:

	Pension		SERP		Postretirement Medical
	Three months ended December 31,
	2007	2006	2007	2006	2007	2006

Service cost	$50,000	$52,000	$8,000	$7,000	$2,000	$1,000
Interest cost	70,000	62,000	11,000	9,000	13,000	4,000
Expected return on plan assets	(76,000)	(67,000)	—	—	—	—
Amortization of prior service cost	1,000	1,000	1,000	1,000	34,000	12,000
Amortization of net actuarial loss (gain)	5,000	9,000	2,000	—	(1,000)	—

Net periodic benefit cost	$50,000	$57,000	$22,000	$17,000	$48,000	$17,000

Barnwell did not make a contribution to the pension plan during the three months ended December 31, 2007.  The SERP and postretirement medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell estimates that it will make approximately $350,000 in contributions to the pension plan during the remainder of fiscal 2008.

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law.  The Act introduced a prescription drug benefit under Medicare as well as a potential federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D to help offset the costs of participant prescription drug benefits.  Any measures of the accumulated postretirement benefit obligation at December 31, 2007 and September 30, 2007 or net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes for the three months ended December 31, 2007 and 2006 do not reflect the effects of the Act on the postretirement medical insurance benefits plan.

13.          SHARE REPURCHASE PROGRAM

In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions.  On September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008.  During the year ended September 30, 2007, Barnwell repurchased 10,000 shares for an aggregate purchase price of $155,000, or approximately $15.50 per share, pursuant to the plan.  During the quarter ended December 31, 2007, Barnwell repurchased 106,500 shares of its common stock for $1,596,000, or approximately $14.99 per share.  Of these amounts, 71,500 shares were purchased for $1,062,000, or approximately $14.86 per share, on the open market under the September 20, 2007 authorization, and 35,000 shares were purchased for $15.25 per share, the closing market price on the date of the transaction, or approximately $534,000, in a privately negotiated transaction with an officer/director of Barnwell.  As of December 31, 2007, there were 133,500 shares available for repurchase under the December 2005 authorization.

14.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

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

15.                               RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-11, “Accounting for Income Tax Benefits on Dividends on Share-Based Payment Awards.”  This EITF Issue indicates that tax benefits of dividends on unvested restricted stock are to be recognized in equity as an increase in the pool of excess tax benefits.  Should the related awards forfeit or no longer become expected to vest, the benefits are to be reclassified from equity to the income statement.  EITF Issue No. 06-11 is effective for fiscal years beginning after December 15, 2007.  Barnwell will adopt EITF Issue No. 06-11 as required and management does not expect it to have any impact on Barnwell’s results of operations, financial condition or liquidity.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to Accounting Research Bulletin No. 51.”  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning on or after December 15, 2008.  Barnwell’s management is currently evaluating the impact of these provisions on Barnwell’s results of operations, financial condition and liquidity.

16.                               SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

	Three months ended December 31,
	2007	2006
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$337,000	$195,000
Income taxes	$316,000	$100,000

Supplemental disclosure of non-cash investing and financing activities:
Dividends declared but not yet paid	$412,000	$817,000
Interest financed but not paid in cash	$68,000	$—
Long-term debt borrowings refinanced	$6,600,000	$—

During the three months ended December 31, 2007, 40,000 stock options were exercised by tendering 5,200 shares of Barnwell stock at a market value of $14.95 per share plus $1,000 of cash, resulting in a $20,000 increase in common stock, a $59,000 increase in additional paid-in capital and a $78,000 increase in treasury stock.

During the three months ended December 31, 2007 and 2006, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $176,000 and $314,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development increased $410,000 and decreased $758,000 during the three months ended December 31, 2007 and 2006, respectively.

17.          SUBSEQUENT EVENTS

In January 2008, Kaupulehu 2007 purchased fee simple ownership of a single-family house lot in the Lot 4A Increment I area of Kaupulehu, North Kona, on the island of Hawaii and paid a total of $2,178,000 for the balance of the purchase price of the lot.  The lot purchase was financed using borrowings from the $16,000,000 credit facility discussed in Note 9 above and Kaupulehu 2007 intends to hold the lot for investment purposes.

In February 2008, Barnwell declared a cash dividend of $0.05 per share payable March 17, 2008 to stockholders of record on March 3, 2008.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant To Forward-Looking Information

For The Purpose Of “Safe Harbor” Provisions Of The

Private Securities Litigation Reform Act Of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts.  These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements.  Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions.  Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.  Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.  The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2007.  Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to the full cost ceiling calculation and depletion of our oil and natural gas properties, income taxes and asset retirement obligation. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.  There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Impact of Recently Issued Accounting Standards

See Note 15 in the “Notes to Condensed Consolidated Financial Statements” for a summary of new accounting standards.

Overview

Barnwell is engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment), 2) investment in leasehold land and other real estate interests in Hawaii (land investment segment), 3) acquisition of property for investment and development of homes for sale in Hawaii (real estate development segment, established

January 2007) and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended December 31, 2007, have ranged from a low of $5.09 per thousand cubic feet to a high of $9.76 per thousand cubic feet, and tend to be higher in the winter than in the summer due to increased demand.  Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, within and adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  A director of Barnwell and minority interest owner in certain of Barnwell’s business ventures, and his affiliated entities own a direct financial interest in 19.3% of Kaupulehu Developments.  Refer to Note 8 of “Notes to Condensed Consolidated Financial Statements” for further discussion on related party interests.

Kaupulehu Developments’ development rights are under option to a developer for $7,968,750 as of December 31, 2007, comprised of three payments of $2,656,250 due on each December 31 of years 2008 to 2010.

Kaupulehu Developments is also entitled to receive varying percentages of the gross sales from the sale of lots within approximately 870 acres in the Kaupulehu area by a developer.

Additionally, Kaupulehu Developments has an agreement which provides a potential developer with the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C, which is comprised of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A.  This right expires in June 2009 or, if the developer completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C zoning, in June 2012.

The area in which Kaupulehu Developments’ interests are located has experienced demand for premium residential real estate, however there is no assurance that this will continue or that any future development rights or percentage of sales payments will be received.

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

Real Estate Development Segment

Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership, which acquires house lots for investment and constructs turnkey single-family homes for future sale.  A director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliates hold certain interests in Kaupulehu 2007.  Refer to Note 8 of “Notes to Condensed Consolidated Financial Statements” for further discussion on related party interests.

As of the date of this filing, the planning process is complete for the two residences being developed for resale, site work has been substantially completed to expand the building envelope on the two lots and construction commenced on the two homes.

Contract Drilling Segment

Barnwell drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Results of Operations

Summary

Net earnings for the three months ended December 31, 2007 totaled $3,319,000, a $2,205,000 (198%) increase from $1,114,000 for the three months ended December 31, 2006.  This increase was largely due to the following items:

•                  The current year period included a deferred income tax benefit of $909,000 as a result of a decrease in Canadian federal income tax rates; there was no such benefit in the prior year period;

•                  The current year period includes a benefit before income taxes of $1,268,000 from a decrease in incentive compensation costs primarily resulting from fluctuations in Barnwell’s stock price, partially offset by a $416,000 increase in current compensation costs; and

•                  Operating profits before income taxes increased $1,318,000 primarily due to higher prices received for oil and natural gas liquids.

General

The average exchange rate of the Canadian dollar to the U.S. dollar increased 16% in the three months ended December 31, 2007 as compared to the three months ended December 31, 2006, and the exchange rate of the Canadian dollar to the U.S. dollar at December 31, 2007 increased 1% as compared to September 30, 2007.  The increase in the value of the Canadian dollar in U.S. dollars increased Barnwell’s reported revenues and expenses and assets and liabilities.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three months ended December 31, 2007 as compared to the three months ended December 31, 2006.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit, where applicable.  As discussed in further detail below, the Alberta Royalty Tax Credit was discontinued effective January 1, 2007.

	Average Price Per Unit
	Three months ended
	December 31,		Increase
	2007	2006	$	%
Natural Gas (MCF)*	$6.03	$5.82	$0.21	4%
Oil (Bbls)**	$80.14	$49.72	$30.42	61%
Liquids (Bbls)**	$51.64	$32.92	$18.72	57%

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2007	2006	Units	%
Natural Gas (MCF)*	882,000	927,000	(45,000)	(5)%
Oil (Bbls)**	38,000	36,000	2,000	6%
Liquids (Bbls)**	29,000	30,000	(1,000)	(3)%

*      MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $1,722,000 (21%) for the three months ended December 31, 2007, as compared to the same period in the prior year, primarily due to significant increases in oil and natural gas liquids prices, which increased 61% and 57%, respectively, as compared to the same period in the prior year.  Natural gas prices increased 4% over the same period in the prior year.

Net natural gas production decreased 5% for the three months ended December 31, 2007, as compared to the same period in the prior year, due to natural declines in production from older properties and declines at newer properties due to various operational issues.

Net oil production increased 6% for the three months ended December 31, 2007, as compared to the same period in the prior year, due to production from new oil wells.  The increase was partially offset by natural declines in production from older properties.

The Alberta Royalty Tax Credit (“ARTC”) program was discontinued by the Alberta government, effective January 1, 2007.  Accordingly, no ARTC credits were received during the three months ended December 31, 2007.  Credits received by Barnwell under the ARTC program through December 31, 2006 were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.  Credits from the ARTC program totaled $111,000 during the three months ended December 31, 2006.

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

Oil and natural gas operating expenses decreased $59,000 (2%) for the three months ended December 31, 2007, as compared to the same period in the prior year.  The decrease was due to lower workover activity at certain older properties and a decrease in utilities costs.  The decrease was partially offset by a 16% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

Revenues, minority interest in earnings and operating profit related to sales of development rights under option for the three months ended December 31, 2007 and 2006 are summarized as follows:

	Three months ended December 31,
	2007	2006
Sale of development rights under option:
Proceeds	$2,656,000	$2,438,000
Fees	159,000	146,000
Revenues - sale of development rights, net	2,497,000	2,292,000
Minority interest in earnings	546,000	501,000
Operating profit	$1,951,000	$1,791,000

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The total amount of remaining future option receipts, if all options are fully exercised, is $7,968,750 as of December 31, 2007, comprised of the balance of three payments of $2,656,250 due on each December 31 of years 2008 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

In December 2007, WB KD Acquisition, LLC (“WB”), an unrelated entity, sold one single-family lot from Increment I and paid Kaupulehu Developments a percentage of sales payment of $540,000.  In December 2006, WB paid Kaupulehu Developments a percentage of sales payment of $1,340,000, representing the minimum payment due on December 31, 2006.  The following table summarizes the percentage of sales revenues received from WB and related minority interest in earnings and operating profit for the three months ended December 31, 2007 and 2006:

	Three months ended December 31,
	2007	2006
Sale of interest in leasehold land:
Proceeds	$540,000	$1,340,000
Fees	32,000	80,000
Revenues - sale of interest in leasehold land, net	508,000	1,260,000
Minority interest in earnings	111,000	276,000
Operating profit	$397,000	$984,000

There is no assurance that any future percentage of sales payments will be received.

Contract drilling

Contract drilling revenues and costs increased $1,123,000 (103%) and $796,000 (78%), respectively, for the three months ended December 31, 2007, as compared to the same period in the prior year.  The contract drilling segment generated a $308,000 operating profit before general and administrative expenses in the three months ended December 31, 2007, an increase of $298,000 as compared to the same period of the prior year, primarily due to increases in well drilling and pump installation activity, higher values and margins of contracts performed in the current quarter as compared to the same period in the prior year, and a decrease in well drilling operating profit in the prior year period due to higher drilling costs incurred on contracts performed.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

General and administrative expenses

General and administrative expenses decreased $666,000 (18%) for the three months ended December 31, 2007, as compared to the same period in the prior year.  The decrease was primarily attributable to a $1,268,000 decrease in incentive compensation costs, primarily stock appreciation rights expense resulting from fluctuations in Barnwell’s stock price.  The decrease was partially offset by a $416,000 increase in current compensation costs and decreased administrative expense reimbursements from oil and natural gas joint venture partners of $70,000.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization increased $481,000 (15%) for the three months ended December 31, 2007, as compared to the same period in the prior year, due primarily to a 16% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Interest expense

Interest expense increased $97,000 (43%) for the three months ended December 31, 2007, as compared to the same period in the prior year.  The increase was due to higher average loan balances during the current year period, as compared to the same period in the prior year.

Interest costs for the three months ended December 31, 2007 and 2006 are summarized as follows:

	Three months ended
	December 31,
	2007	2006
Interest costs incurred	$403,000	$225,000
Less interest costs capitalized on residential lots under development	81,000	—
Interest expense	$322,000	$225,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

During the three months ended December 31, 2007, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  This reduction in Canadian federal tax rates resulted in a $909,000 reduction of the net deferred tax liability during the three months ended December 31, 2007.  There was no such reduction in the same period of the prior year.

Due to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian law as compared to such deductions under U.S. tax law, Barnwell has incurred higher U.S. tax liabilities on Canadian source earnings than Canadian tax liabilities on such earnings in recent years.  As a result, Barnwell has utilized its foreign tax credit carryforwards in recent years and estimates that it will fully utilize its remaining foreign tax credit carryforward balance in fiscal 2008 and pay current income taxes in the absence of foreign tax credit carryforwards.

Beginning in fiscal 2008, Barnwell estimates that it will defer a portion of its Canadian oil and natural gas capital expenditures deductions, as allowed under Canadian tax law, which will have the effect of reducing Canadian deferred tax expense.  As Barnwell establishes a valuation allowance for the U.S. tax effect of deferred Canadian taxes which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. taxable income will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes, a relative increase in Canadian deferred income taxes increases Barnwell’s consolidated effective income tax rate, and a relative decrease in such taxes decreases Barnwell’s consolidated effective income tax rate.  As a result of the deferral of Canadian oil and natural gas capital expenditures deductions discussed above, Canadian deferred income taxes were reduced and Barnwell’s consolidated effective income tax rate was impacted accordingly.  Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2007, excluding the aforementioned $909,000 impact of the reduction in Canadian income tax rates, was approximately 35%.  Barnwell estimates that if the aforementioned deduction deferral was not elected, the consolidated effective income tax rate for the current period would have been approximately 43%.

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  This interpretation prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. Liabilities for unrecognized tax benefits related to such tax positions are included in other long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in accrued expenses and other current liabilities. Interest and penalties related to unrecognized tax benefits are included in income tax expense.  Effective October 1, 2007, Barnwell adopted the provisions of FIN No. 48.  The adoption of FIN No. 48 did not have a material impact on Barnwell’s financial statements.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2004 – 2006
Various U.S. states	2004 – 2006
Canada federal	2000 – 2006
Various Canadian provinces	2004 – 2006

Foreign currency fluctuations and other comprehensive income

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 16% in the three months ended December 31, 2007 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 1% at December 31, 2007 as compared to September 30, 2007.  Accordingly, the revenues and expenses and assets, liabilities and stockholders’ equity of Barnwell’s subsidiaries operating in Canada have increased.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2007 was $289,000, a $1,610,000 increase from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $1,321,000 for the same period in the prior year.

Foreign currency transaction gains and losses were not material in the three months ended December 31, 2007 and 2006 and are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash flows provided by operations totaled $1,741,000 for the three months ended December 31, 2007, a $3,475,000 (67%) decrease from cash flows provided by operations of $5,216,000 for the same period in the prior year.  This decrease was due primarily to fluctuations in the timing of accruals and payments of current liabilities.

Net cash used in investing activities totaled $258,000 during the three months ended December 31, 2007, as compared to $5,068,000 during the same period of the prior year.  Cash outflows from investing activities decreased primarily due to prior year’s investments made to acquire a 1.5% passive minority interest in joint ventures and lot acquisition rights; no such investments were made during the same period in the current year.  The decrease in cash outflows from investing activities was also attributable to decreased capital expenditures primarily associated with Barnwell’s oil and natural gas segment, during the three months ended December 31, 2007, as compared to the same period of the prior year.  Further, cash inflows from investing activities decreased due to decreased proceeds from land investment segment sales, net of expenses, during the three months ended December 31, 2007, as compared to the same period in the prior year.

Cash flows used in financing activities were $1,956,000 for the three months ended December 31, 2007 as compared to nil in the same period of the prior year.  This increase was primarily due to stock repurchases of $1,596,000 and distributions of $390,000 to minority interest partners in the three months ended December 31, 2007; no stock repurchases or minority interest distributions were made in the same period of the prior year.  Cash outflows from financing activities were partially offset due to borrowings under Barnwell’s real estate credit facility.

In December 2007, Barnwell declared a cash dividend of $0.05 per share payable January 22, 2008 to stockholders of record on January 7, 2008.

In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions.  On September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008.  During the year ended September 30, 2007, Barnwell repurchased 10,000 shares for an aggregate purchase price of $155,000, or approximately $15.50 per share, pursuant to the plan.  During the quarter ended December 31, 2007, Barnwell repurchased 106,500 shares of its common stock for $1,596,000, or approximately $14.99 per share.  Of these amounts, 71,500 were purchased for $1,062,000, or approximately $14.86 per share, on the open market under the September 20, 2007 authorization and 35,000 shares were purchased for $15.25 per share, the closing market price on the date of the transaction, or approximately $534,000, in a privately negotiated transaction with an officer/director of Barnwell.  As of December 31, 2007, there were 133,500 shares available for repurchase under the December 2005 authorization.

At December 31, 2007, Barnwell had $9,667,000 in cash and cash equivalents and approximately $15,074,000 of available credit under its credit facilities.

Barnwell believes its current cash balances, future cash flows from operations, land investment segment proceeds from the sale of development rights and percentage of sales payments, and available credit will be sufficient to fund its estimated capital expenditures and operations for the next 12 months, fund stock repurchases, fund scheduled debt repayments and interest and settle incentive compensation liabilities in cash if necessary.  However, the timing and amount of land investment segment percentage of sales proceeds are unpredictable, may be sporadic, and are not under Barnwell’s control.  Barnwell is reliant upon land investment segment percentage of sales proceeds as a source of liquidity.  If estimated cash inflows do not occur on a timely basis or are less than current expectations, and/or if Barnwell’s credit facility with the Canadian bank is reduced below the current level of borrowings under the facility after the April 2008 review or the real estate credit facility’s loan advance limitation is reduced below borrowed amounts as a result of a decrease in appraised values of the underlying security, Barnwell may be required to forego stock repurchases, reduce oil and natural gas capital expenditures and other expenditures, possibly significantly, and seek alternative sources of financing or liquidate investments and/or operating assets to make any required cash outflows.

Real Estate Development Capital Expenditures

As discussed in Note 5 in the “Notes to Condensed Consolidated Financial Statements,” Barnwell, through its interest in Kaupulehu 2007, has secured the right to purchase residential parcels which it intends to hold for investment or on which it intends to develop turnkey single-family homes. Barnwell believes proceeds from the future sale of the parcels acquired to date would be sufficient to repay the balance of loan borrowings as of the date of this filing.  In January 2008, Barnwell acquired a residential lot and paid $2,178,000 representing the balance of the purchase price of the lot (see further discussion in Note 17 in the “Notes to Condensed Consolidated Financial Statements”).  If Barnwell acquires the remaining three residential lots, future cash outflows will be as follows: $2,178,000 for one parcel in March 2008, $2,178,000 for one parcel in June 2008 and $2,178,000 for one parcel in September 2008.  As of the date of this filing, Barnwell has not yet secured financing for these potential purchases.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $3,741,000 for the three months ended December 31, 2007, as compared to $4,433,000 during the three months ended December 31, 2006.  Barnwell participated in the drilling of 5 gross (2.1 net) wells in Canada during the three months ended December 31, 2007, as compared to the 10 gross

(2.7 net) wells drilled during the three months ended December 31, 2006.  All of these 5 gross wells are potential wells in various stages of evaluation.  All wells were drilled in Alberta and Barnwell’s average working interest in these wells is 42%.  Barnwell initiated 2 (1.4 net) of the 5 gross wells drilled during the three months ended December 31, 2007.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Management estimates that oil and natural gas capital expenditures for fiscal 2008 will range from $15,000,000 to $18,000,000.

Contractual Obligations

Barnwell, through its interest in Kaupulehu 2007, made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels at a purchase price of $2,378,000 each in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC (“WB”), an unrelated entity, during fiscal 2007.  Kaupulehu 2007 purchased three parcels in fiscal 2007 and one parcel in January 2008 (see further discussion in Note 17 of the “Notes to Condensed Consolidated Financial Statements”).  The purchase of each of the remaining three lots is scheduled to close in March 2008, June 2008 and September 2008.  If any of the parcels is not purchased as per the terms of the purchase contract, the deposit related to any such parcels will be forfeited and Barnwell will incur an expense as a result of the write-off of the forfeited deposits.  Kaupulehu 2007 entered into an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a director of Barnwell, under which Mr. David Johnston will serve as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also entered into an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that Mr. David Johnston and the building contractor will each receive 20% of the profit on the sale of each lot on which a house is constructed and have the right to purchase from WB one of the remaining lots Kaupulehu 2007 has agreed to acquire.  It is anticipated that any such service provider acquiring a lot will reimburse Kaupulehu 2007 for both the $200,000 deposit on such lot and interest costs incurred by Kaupulehu 2007 related to the initial deposit on such lot.

As discussed in Note 9 in the “Notes to Condensed Consolidated Financial Statements,” in December 2007, Kaupulehu 2007 refinanced $6,600,000 of its borrowings under a previously outstanding non-revolving credit facility with a new revolving credit facility from another financial institution.  The new facility provides $16,000,000 of credit under a revolving line of credit for the purpose of refinancing the acquisition of the three aforementioned parcels, financing the acquisition of a fourth parcel purchased in January 2008 (see further discussion in Note 17 of the “Notes to Condensed Consolidated Financial Statements”), and financing costs of home construction on the said four lots.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  See further discussion on the Kaupulehu 2007 credit facility in Note 9 in the “Notes to Condensed Consolidated Financial Statements.”

Additionally, please see the “Notes to Consolidated Financial Statements” in Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2007 for discussion on other contractual obligations and commitments.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in Barnwell’s exposure to market risk since September 30, 2007.  Information concerning market risk is incorporated herein by reference to Item 7A entitled “Quantitative and Qualitative Disclosures About Market Risk” which appears in Barnwell’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

ITEM 4.          CONTROLS AND PROCEDURES

As of December 31, 2007, an evaluation was carried out by both Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2007, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.       RISK FACTORS

There have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of Barnwell’s common stock made during the three months ended December 31, 2007:

			Total number	Maximum number
	Total	Average	of shares purchased	of shares
	number of	price paid	as part of	that may yet be
	shares	per	publicly announced	purchased under the
Period	purchased(a)	share	plans or programs(b)	plans or programs
October 1-31, 2007	95,600	$14.96	95,600	144,400
November 1-30, 2007	10,900	$14.59	10,900	133,500
December 1-31, 2007	—	$—	—	133,500
Total	106,500	$14.99	106,500

(a)        Includes 35,000 shares of stock purchased from an officer/director of Barnwell, which was not purchased under Barnwell’s September 2007 open market repurchase program.

(b)       In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock from time to time in the open market or in privately negotiated transactions, depending on market conditions.  On September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008.

ITEM 6.          EXHIBITS

Page
Exhibit No. 31.1 – Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	36

Exhibit No. 31.2 – Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	37

Exhibit No. 32 – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	38

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: February 11, 2008	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary