Form 10-Q
period 2008-03-31
BARNWELL INDUSTRIES INC
filed 2008-05-13
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 1-5103

BARNWELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	72-0496921
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1100 Alakea Street, Suite 2900, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                             ☐ Yes     ☒ No

As of May 9, 2008 there were 8,269,460 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,187,000	$10,107,000
Accounts receivable, net	9,059,000	7,131,000
Deferred income taxes	1,714,000	2,171,000
Current taxes receivable	-	1,040,000
Other current assets	2,003,000	1,030,000
TOTAL CURRENT ASSETS	20,963,000	21,479,000

DEPOSITS ON RESIDENTIAL PARCELS	600,000	800,000

RESIDENTIAL LOTS UNDER DEVELOPMENT	6,421,000	5,009,000

INVESTMENT IN RESIDENTIAL PARCELS	5,022,000	2,383,000

INVESTMENT IN JOINT VENTURES	2,765,000	2,765,000

INVESTMENT IN LAND INTERESTS	1,450,000	1,450,000

PROPERTY AND EQUIPMENT	205,620,000	202,342,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(115,349,000)	(111,663,000)
PROPERTY AND EQUIPMENT, NET	90,271,000	90,679,000

TOTAL ASSETS	$127,492,000	$124,565,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,137,000	$5,983,000
Accrued capital expenditures	4,672,000	2,774,000
Accrued stock appreciation rights	973,000	1,672,000
Accrued incentive plan costs	1,633,000	2,029,000
Other accrued compensation costs	2,339,000	3,228,000
Drilling advances	401,000	1,407,000
Payable to joint interest owners	1,480,000	1,123,000
Income taxes payable	610,000	-
Current portion of long-term debt	582,000	354,000
Other current liabilities	2,687,000	2,160,000
TOTAL CURRENT LIABILITIES	21,514,000	20,730,000

LONG-TERM DEBT	24,976,000	22,104,000

LIABILITY FOR RETIREMENT BENEFITS	2,542,000	2,387,000

ASSET RETIREMENT OBLIGATION	4,830,000	4,734,000

DEFERRED INCOME TAXES	16,453,000	19,299,000

MINORITY INTEREST	863,000	707,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares:
8,393,060 issued at March 31, 2008,
8,280,060 issued at September 30, 2007	4,197,000	4,140,000
Additional paid-in capital	1,003,000	738,000
Retained earnings	49,168,000	44,988,000
Accumulated other comprehensive income, net	3,815,000	4,933,000
Treasury stock, at cost:
123,600 shares at March 31, 2008,
11,900 shares at September 30, 2007	(1,869,000)	(195,000)
TOTAL STOCKHOLDERS’ EQUITY	56,314,000	54,604,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,492,000	$124,565,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Oil and natural gas	$11,503,000	$8,660,000	$21,593,000	$17,028,000
Contract drilling	2,383,000	1,258,000	4,593,000	2,345,000
Sale of interest in leasehold land, net	201,000	957,000	709,000	2,217,000
Sale of development rights, net	-	-	2,497,000	2,292,000
Gas processing and other	220,000	288,000	575,000	549,000

	14,307,000	11,163,000	29,967,000	24,431,000
Costs and expenses:
Oil and natural gas operating	2,551,000	2,391,000	4,932,000	4,831,000
Contract drilling operating	1,956,000	1,073,000	3,777,000	2,098,000
General and administrative	3,208,000	2,209,000	6,283,000	5,950,000
Depreciation, depletion and amortization	3,636,000	3,127,000	7,379,000	6,389,000
Interest expense	255,000	231,000	577,000	456,000
Minority interest in earnings (losses)	(24,000)	168,000	559,000	864,000

	11,582,000	9,199,000	23,507,000	20,588,000

Earnings before income taxes	2,725,000	1,964,000	6,460,000	3,843,000

Income tax provision	1,040,000	706,000	1,456,000	1,471,000

NET EARNINGS	$1,685,000	$1,258,000	$5,004,000	$2,372,000

BASIC NET EARNINGS PER COMMON SHARE	$0.20	$0.15	$0.61	$0.29

DILUTED NET EARNINGS PER COMMON SHARE	$0.20	$0.15	$0.59	$0.27

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,245,086	8,194,707	8,228,811	8,181,742
DILUTED	8,424,153	8,613,439	8,462,332	8,642,402

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$5,004,000	$2,372,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	7,379,000	6,389,000
Minority interest in earnings	559,000	864,000
Retirement benefits expense	239,000	216,000
Accretion of asset retirement obligation	137,000	115,000
Share-based compensation payments	-	(1,189,000)
Asset retirement obligation payments	(84,000)	(67,000)
Share-based compensation (benefit) expense	(669,000)	887,000
Additions to residential lots under development	(1,344,000)	-
Deferred income tax (benefit) expense	(1,378,000)	601,000
Sale of interest in leasehold land, net	(709,000)	(2,217,000)
Sale of development rights, net	(2,497,000)	(2,292,000)
Decrease from changes in current assets and liabilities	(2,440,000)	(710,000)

Net cash provided by operating activities	4,197,000	4,969,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	2,497,000	2,292,000
Proceeds from sale of interest in leasehold land, net of fees paid	709,000	2,217,000
Proceeds from gas over bitumen royalty adjustments	114,000	121,000
Return of capital distribution from joint venture	-	525,000
Purchase of lot acquisition rights	-	(1,400,000)
Deposits on residential parcels	-	(1,400,000)
Investment in joint ventures	-	(3,000,000)
Capital expenditures - oil and gas	(6,840,000)	(9,162,000)
Capital expenditures - all other	(519,000)	(328,000)
Additions to investment in residential parcel	(261,000)	-

Net cash used in investing activities	(4,300,000)	(10,135,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	1,327,000	2,700,000
Proceeds from exercise of stock options	145,000	59,000
Repayments of long-term debt	(54,000)	-
Payment of loan commitment fee	(100,000)	-
Distributions to minority interest partners	(653,000)	(864,000)
Payment of dividends	(824,000)	(1,227,000)
Purchases of common stock for treasury	(1,596,000)	-

Net cash (used in) provided by financing activities	(1,755,000)	668,000

Effect of exchange rate changes on cash and cash equivalents	(62,000)	(116,000)

Net decrease in cash and cash equivalents	(1,920,000)	(4,614,000)
Cash and cash equivalents at beginning of period	10,107,000	11,972,000

Cash and cash equivalents at end of period	$8,187,000	$7,358,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended March 31, 2008 and 2007

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity

Balance at December 31, 2006	8,169,060	$4,085,000	$171,000		$43,821,000	$1,531,000	$-	$49,608,000

Exercise of stock options, 50,000 shares net of 1,900 shares tendered and placed in treasury	48,100	25,000	74,000				(40,000)	59,000

Share-based compensation costs			16,000					16,000

Dividends declared, $0.05 per share					(410,000)			(410,000)

Comprehensive income:
Net earnings				$1,258,000	1,258,000			1,258,000
Other comprehensive income – foreign currency translation adjustments, net of $220,000 of taxes				279,000		279,000		279,000
Total comprehensive income				$1,537,000

At March 31, 2007	8,217,160	$4,110,000	$261,000		$44,669,000	$1,810,000	$(40,000)	$50,810,000

Balance at December 31, 2007	8,196,460	$4,160,000	$889,000		$47,895,000	$5,250,000	$(1,869,000)	$56,325,000

Exercise of stock options, 73,000 shares	73,000	37,000	107,000					144,000

Share-based compensation costs			7,000					7,000

Dividends declared, $0.05 per share					(412,000)			(412,000)

Comprehensive income:
Net earnings				$1,685,000	1,685,000			1,685,000
Other comprehensive loss – foreign currency translation adjustments, net of $834,000 of tax benefit				(1,463,000)		(1,463,000)		(1,463,000)
Other comprehensive income – retirement plans – amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $15,000 of taxes				28,000		28,000		28,000
Total comprehensive income				$250,000

At March 31, 2008	8,269,460	$4,197,000	$1,003,000		$49,168,000	$3,815,000	$(1,869,000)	$56,314,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Six months ended March 31, 2008 and 2007

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity

Balance at September 30, 2006	8,169,060	$4,085,000	$144,000		$43,524,000	$2,852,000	$-	$50,605,000

Exercise of stock options, 50,000 shares net of 1,900 shares tendered and placed in treasury	48,100	25,000	74,000				(40,000)	59,000

Share-based compensation costs			43,000					43,000

Dividends declared, $0.15 per share					(1,227,000)			(1,227,000)

Comprehensive income:
Net earnings				$2,372,000	2,372,000			2,372,000
Other comprehensive loss – foreign currency translation adjustments, net of $577,000 tax benefit				(1,042,000)		(1,042,000)		(1,042,000)
Total comprehensive income				$1,330,000

At March 31, 2007	8,217,160	$4,110,000	$261,000		$44,669,000	$1,810,000	$(40,000)	$50,810,000

Balance at September 30, 2007	8,268,160	$4,140,000	$738,000		$44,988,000	$4,933,000	$(195,000)	$54,604,000

Exercise of stock options, 113,000 shares net of 5,200 shares tendered and placed in treasury	107,800	57,000	166,000				(78,000)	145,000

Share-based compensation costs			21,000					21,000

Tax benefit from employee stock option transactions			78,000					78,000

Purchases of 106,500 common shares for treasury	(106,500)						(1,596,000)	(1,596,000)

Dividends declared, $0.10 per share					(824,000)			(824,000)

Comprehensive income:
Net earnings				$5,004,000	5,004,000			5,004,000
Other comprehensive loss – foreign currency translation adjustments, net of $659,000 of tax benefit				(1,174,000)		(1,174,000)		(1,174,000)
Other comprehensive income – retirement plans – amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $29,000 of taxes				56,000		56,000		56,000
Total comprehensive income				$3,886,000

At March 31, 2008	8,269,460	$4,197,000	$1,003,000		$49,168,000	$3,815,000	$(1,869,000)	$56,314,000

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

Unaudited Interim Financial Information

The Condensed Consolidated Balance Sheet as of March 31, 2008, the Condensed Consolidated Statements of Earnings for the three and six months ended March 31, 2008 and 2007, the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2008 and 2007, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and six months ended March 31, 2008 and 2007 have been prepared by Barnwell and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2007 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2007 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

Reclassifications

Certain reclassifications have been made to the March 31, 2007 condensed consolidated financial statements to conform to classifications used in the March 31, 2008 condensed consolidated financial statements.

2.                                     EARNINGS PER COMMON SHARE

Reconciliations between net earnings and common shares outstanding of the basic and diluted net earnings per share computations for the three and six months ended March 31, 2008 and 2007 are as follows:

	Three months ended March 31, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$1,685,000	8,245,086	$0.20

Effect of dilutive securities - common stock options	-	179,067

Diluted net earnings per share	$1,685,000	8,424,153	$0.20

	Six months ended March 31, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$5,004,000	8,228,811	$0.61

Effect of dilutive securities - common stock options	-	233,521

Diluted net earnings per share	$5,004,000	8,462,332	$0.59

	Three months ended March 31, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$1,258,000	8,194,707	$0.15

Effect of dilutive securities - common stock options	-	418,732

Diluted net earnings per share	$1,258,000	8,613,439	$0.15

	Six months ended March 31, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$2,372,000	8,181,742	$0.29

Effect of dilutive securities - common stock options	-	460,660

Diluted net earnings per share	$2,372,000	8,642,402	$0.27

3.                                      SHARE-BASED PAYMENTS

On March 3, 2008, the stockholders of Barnwell approved the 2008 Equity Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, the Compensation Committee, which consists of independent members of Barnwell’s Board of Directors, is authorized to grant incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors.  800,000 shares of Barnwell common stock have been reserved for issuance pursuant to the 2008 Plan.

Under SFAS No. 123(R), share-based compensation cost is measured at fair value.  Barnwell utilizes a closed-form valuation model to determine the fair value of each option award.  Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options.  The expected terms of the options represent expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior.  The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.  Expected dividends are based on current and historical dividend payments.  Share-based compensation expense recognized in earnings for the three and six months ended March 31, 2008 and 2007 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.

The Company’s share-based compensation expense (benefit) and related income tax effects are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Share-based compensation expense (benefit)	$(95,000)	$(390,000)	$(669,000)	$887,000
Income tax effect - provision (benefit)	$35,000	$139,000	$237,000	$(292,000)

As of March 31, 2008, there was $408,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over 3.1 years.

Total share-based compensation expense related to the vesting of awards in the three and six months ended March 31, 2008 was $84,000 and $129,000, respectively, as compared to $117,000 and $294,000 during the same periods of the prior year.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three and six months ended March 31, 2008 is presented below:

Three months ended March 31, 2008
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2008	305,000	$6.48
Granted	-
Exercised	(73,000)	$1.98
Forfeited/Expired	-
Outstanding at March 31, 2008	232,000	$7.90	3.0	$699,000

Exercisable at March 31, 2008	179,500	$7.51	2.9	$611,000

Six months ended March 31, 2008
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2007	345,000	$5.96
Granted	-
Exercised	(113,000)	$1.98
Forfeited/Expired	-
Outstanding at March 31, 2008	232,000	$7.90	3.0	$699,000

Exercisable at March 31, 2008	179,500	$7.51	2.9	$611,000

Total share-based compensation expense for equity-classified awards vested in the three and six months ended March 31, 2008 was $7,000 and $21,000, respectively, as compared to $16,000 and $43,000 during the three and six months ended March 31, 2007, respectively.  There was no impact on income taxes as the expense relates to qualified options.

The total intrinsic value of equity options exercised during the three and six months ended March 31, 2008 was $524,000 and $1,047,000, respectively, as compared to $950,000 during the three and six months ended March 31, 2007.

Barnwell recorded a tax benefit of $78,000 related to employees’ disqualification of qualified stock options in the six months ended March 31, 2008.  The tax benefit is reflected as an increase in additional paid-in capital in the six months ended March 31, 2008.  There were no tax benefits from disqualification of stock options in the three months ended March 31, 2008 or in the three and six months ended March 31, 2007.

Liability-classified Awards

On December 11, 2007, Barnwell granted stock options to acquire 100,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $12.92 per share (market price on date of grant).  The stock options were issued in March 2008 under the 2008 Plan, which received shareholder approval on March 3, 2008.  These options vest annually over four years commencing one year from the date of grant and expire in December 2017.  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three and six months ended March 31, 2008 and 2007:

	Three and six months ended March 31,
	2008	2007

Expected volatility range	34.5% to 75.1%	31.5% to 37.0%
Weighted-average volatility	41.7%	32.6%
Expected dividends	1.8% to 2.1%	1.2%
Expected term (in years)	0.2 to 9.8	1.2 to 5.3
Risk-free interest rate	1.3% to 3.5%	4.5% to 4.9%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Earnings.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three and six months ended March 31, 2008 is presented below:

Three months ended March 31, 2008
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2008	196,000	$7.54
Granted	100,000	$12.92
Exercised	-
Forfeited/Expired	-
Outstanding at March 31, 2008	296,000	$9.35	6.8	$460,000

Exercisable at March 31, 2008	112,000	$6.59	4.4	$484,000

Six months ended March 31, 2008
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2007	196,000	$7.54
Granted	100,000	$12.92
Exercised	-
Forfeited/Expired	-
Outstanding at March 31, 2008	296,000	$9.35	6.8	$460,000

Exercisable at March 31, 2008	112,000	$6.59	4.4	$484,000

Total share-based compensation benefits for liability-classified awards were $102,000 and $690,000 for the three and six months ended March 31, 2008, respectively, as compared to a $406,000 benefit and an $844,000 expense for the three and six months ended March 31, 2007, respectively.  The related income tax effects were expenses of $35,000 and $237,000 for the three and six months ended March 31, 2008, respectively, and a $139,000 expense and a $292,000 benefit for the three and six months ended March 31, 2007, respectively.  Included in share-based compensation for liability-classified awards for the three and six months ended March 31, 2008 was $77,000 and $108,000, respectively, of compensation expense related to shares that vested during each respective period and $178,000 and $798,000, respectively, of compensation benefits due to remeasurement at March 31, 2008 of the fair value of previously vested shares.  Included in share-based compensation for liability-classified awards for the three and six months ended March 31, 2007 were $101,000 and $251,000, respectively, of compensation expense related to shares that vested during each respective period and a $507,000 benefit and a $593,000 expense, respectively, due to remeasurement at March 31, 2007 of the fair value of previously vested shares.

4.                                     CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

5.                                     DEPOSITS ON RESIDENTIAL PARCELS, RESIDENTIAL LOTS UNDER DEVELOPMENT AND INVESTMENT IN RESIDENTIAL PARCELS

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

As of March 31, 2008, Kaupulehu 2007 has made nonrefundable initial deposits on three parcels totaling $600,000 to secure the right to purchase the parcels in the Lot 4A Increment I area at a price of $2,378,000 each from WB KD Acquisition, LLC (“WB”), an unrelated entity.  The deposits are classified as “Deposits on Residential Parcels” on the Condensed Consolidated Balance Sheets at March 31, 2008 and September 30, 2007.  The closing dates for Kaupulehu 2007’s obligation to purchase the three remaining parcels are being negotiated.  If Kaupulehu 2007 forfeits any of the deposits on the remaining parcels, Barnwell will incur an expense as a result of the write-off of its 80% share of any forfeited deposit.

In January 2008, Kaupulehu 2007 acquired one residential parcel for $2,178,000, the balance of the purchase price of the parcel after applying $200,000 of the previously paid deposits.  Accordingly, as of March 31, 2008, Kaupulehu 2007 has purchased four parcels in the Lot 4A Increment I area.  Kaupulehu 2007 is in the process of developing residences for future sale on two of the parcels and intends to hold the remaining two parcels for investment purposes.  The two parcels held for development are classified as “Residential Lots Under Development” and the other two parcels are classified as “Investment in Residential Parcels” on the Condensed Consolidated Balance Sheet at March 31, 2008.

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a director of Barnwell, under which Mr. David Johnston will serve as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that in addition to a monthly fee, Mr. David Johnston and the building contractor will each receive 20% of the sales profit, which is contingent on the sale of each of the two homes under construction.

As of the date of this filing, the expansion of the building envelope is complete for the two residences being developed for resale and construction on the homes is moving forward.  The construction of swimming pools for each home is substantially complete and the foundation and initial framing work for the guest quarters of the first home is complete.  Foundation and framing for the remainder of the first home and the guest quarters of the second home has begun and infrastructure and landscaping work is also moving forward on both lots.

6.                                      INVESTMENT IN JOINT VENTURES

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell and 20%-owned by Nearco, Inc., a company controlled by a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 below), owns a 1.5% passive minority interest in Hualalai Investors JV, LLC and in Hualalai Investors II, LLC, owners of Hualalai Resort, and Kona Village Investors, LLC, owners of Kona Village Resort.  These investments are reflected in the Condensed Consolidated Balance Sheets as of March 31, 2008 and September 30, 2007 as “Investment in Joint Ventures.”

7.                                      INVESTMENT IN LAND INTERESTS

The land interests held by Barnwell at March 31, 2008 through Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest, include development rights under option, rights to receive varying percentages of the gross sales from the sale of lots within approximately 870 acres in the Kaupulehu area by WB, and approximately 1,000 acres of vacant  leasehold land zoned conservation (“Lot 4C”) which is under a right of negotiation with WB KD Acquisition II, LLC (“WBKD”), an unrelated entity.  Barnwell also holds lot acquisition rights in agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka lands”) through Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell.  There is no assurance that any future development rights option payments or percentage of sales payments will be received, nor is there any assurance that WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated for the Mauka lands.  If the developer of the Mauka Lands is unable to successfully negotiate development terms and agreements within the Mauka Lands and Barnwell is therefore unable to fully recover its investment in the Mauka Lands, we will incur an expense resulting from a write-off of the lot acquisition rights.  Barnwell’s cost of land interests is included in the March 31, 2008 and September 30, 2007 Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests” and consists of the following amounts:

	March 31,	September 30,
	2008	2007
Leasehold land interests:
Zoned for resort/residential development – Lot 4A Increment I	$-	$-
Zoned for resort/residential development – Lot 4A Increment II	-	-
Zoned conservation – Lot 4C	50,000	50,000
	50,000	50,000

Lot acquisition rights – Mauka lands	1,400,000	1,400,000
Development rights under option	-	-

Total investment in land interests	$1,450,000	$1,450,000

8.             RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions involving Barnwell and Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures.

Mr. Johnston and his affiliated entities own a direct financial interest in 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest.  The development rights proceeds received during the six months ended March 31, 2008 were reduced by $159,000 of fees and the percentage of sales payment proceeds received during the three and six months ended March 31, 2008 were reduced by $13,000 and $45,000, respectively, of fees paid to Nearco, Inc. (“Nearco”), a company controlled by Mr. Terry Johnston.  Under agreements entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell’s wholly-owned subsidiary, Barnwell Hawaiian Properties, Inc., a 50.1% partner of Kaupulehu Developments, is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

Barnwell and Nearco entered into a limited liability limited partnership, Kaupulehu 2007, to acquire house lots for investment and to construct turnkey single-family homes.  Nearco has a 20% ownership interest in Kaupulehu 2007.  As noted in Note 5 above, Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, under which Mr. David Johnston will serve as Kaupulehu 2007’s project manager.  A significant provision of this agreement is that in addition to a monthly fee, Mr. David Johnston will receive 20% of the sales profit, which is contingent on the sale of each of the two homes under construction.  During the three and six months ended March 31, 2008, Mr. David Johnston received $30,000 in project management fees.  No such fees were received during the three and six months ended March 31, 2007.  These costs are being capitalized as they are project costs associated with the development and construction of a real estate project and are included in “Residential Lots Under Development” on the Consolidated Balance Sheet at March 31, 2008.

Kaupulehu 2007 has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, with Mr. Terry Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 9 below).

In September 2007, Nearco made a $525,000 loan to Kaupulehu 2007 to partially fund Kaupulehu 2007’s acquisition of a third residential lot.  The loan plus accrued interest, at a floating rate equivalent to the highest interest rate incurred by Kaupulehu 2007 on its bank debt, is payable upon Kaupulehu 2007’s sale of its second completed home.  As of March 31, 2008, interest accrued on the Nearco loan totaled $17,000.  The loan balance is to be reduced in the future by any contributions to Kaupulehu 2007 by Barnwell that are not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.  During the quarter ended March 31, 2008, Barnwell contributed $1,000,000 to Kaupulehu 2007 that was not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.  This resulted in a $250,000 reduction in Nearco’s loan balance to $275,000 and a corresponding increase in the minority interest liability.

General and administrative expenses include fees paid to Nearco for consulting services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco totaled $12,000 and $45,000, before minority interest, in the three and six months ended March 31, 2008, respectively, and $18,000 and $60,000, before minority interest, in the three and six months ended March 31, 2007, respectively.

9.                                      LONG-TERM DEBT

A summary of Barnwell’s long-term debt (including the current portion) as of March 31, 2008 and September 30, 2007 is as follows:

	March 31,	September 30,
	2008	2007
Canadian revolving credit facility	$15,351,000	$14,520,000
Real estate revolving credit facility	8,949,000	-
Real estate non-revolving credit facility	468,000	6,845,000
Related party loan	275,000	525,000
Drill rig financing	515,000	568,000

Total long-term debt	$25,558,000	$22,458,000

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2008 for $20,000,000 Canadian dollars, or approximately US$19,458,000 at March 31, 2008 exchange rates.  Borrowings under this facility were US$15,351,000 at March 31, 2008 and are included in long-term debt.  At March 31, 2008, Barnwell had unused credit available under this facility of approximately US$4,107,000.

The facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.0%, at U.S. prime plus 0.75%, or in Canadian dollars at Canadian prime plus 0.75%.  A standby fee of 0.35% per annum is charged on the unused facility balance.  Under the financing agreement, the facility is reviewed annually, with the next review planned for April 2009.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  The primary focus of the annual review is on the future cash flows that will be generated by Barnwell’s Canadian oil and natural gas properties.  Additionally, Royal Bank of Canada may adjust the total amount of the credit facility during its next review.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan.  The facility is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment.  The facility is guaranteed by Barnwell.  No compensating bank balances are required for this facility.

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, obtained a $7,500,000 non-revolving credit facility in fiscal 2007 to finance the acquisition of real estate parcels and a portion of the initial home construction on those parcels.  In December 2007, Kaupulehu 2007 refinanced $6,600,000 of the $7,068,000 outstanding borrowings under the facility with a new revolving credit facility from another financial institution.  The new facility provides $16,000,000 of credit under a revolving line of credit for the purpose of refinancing the acquisition of three parcels purchased in fiscal 2007, financing the acquisition of a fourth parcel purchased in January 2008 (see further discussion in Note 5 above), and financing costs of home construction on the said four lots.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  The term of the loan is 36 months and advances shall not exceed: (i) 75% of the appraised as-is value of each parcel, or (ii) 80% of the appraised value of the completed home and parcel for each home under construction.  The interest rate available for borrowings under this facility is a floating rate equal to the financial institution’s floating base rate or the one-month London Interbank Offer Rate plus 2.50%.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot; the loan agreement defines net sales proceeds as the gross sales price of the home and lot, less reasonable real estate commissions, closing costs, and fees of the building contractor and project manager, as approved by the financial institution.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes to be built.  Kaupulehu 2007 incurred a 1% commitment fee totaling $160,000.  Borrowings under the facility are subject to a loan advance limitation based on the appraised value of the underlying security.  The loan advance limitation may be reduced as a result of a decrease in appraised values of the underlying security.  If borrowings under the facility exceed the loan advance limitation, Barnwell will be required to make debt repayments in the amount of the excess.

At March 31, 2008, Kaupulehu 2007’s borrowings under the revolving credit facility were $8,949,000.  The facility expires in December 2010.  Accordingly, the $8,949,000 is classified as long-term debt on the Condensed Consolidated Balance Sheet at March 31, 2008.  At March 31, 2008, Barnwell had unused credit available under this facility of approximately $7,051,000.  The $468,000 portion of the outstanding loan balance under the non-revolving facility that was not refinanced is due October 1, 2008 and accordingly, is classified as a current liability on the Condensed Consolidated Balance Sheet at March 31, 2008.

Kaupulehu 2007 capitalizes interest costs on residential lots under development while development and construction is in progress and intends to include these costs in cost of sales when homes are sold.  Capitalized interest costs totaled $107,000 and $188,000 for the three and six months ended March 31, 2008, respectively.

As also discussed in Note 8 above, Nearco made a $525,000 loan to Kaupulehu 2007 to partially fund Kaupulehu 2007’s acquisition of a third residential lot in September 2007.  The loan plus accrued interest, at a floating rate equivalent to the highest interest rate incurred by Kaupulehu 2007 on its bank debt, is payable upon Kaupulehu 2007’s sale of its second completed home.  Based upon the builder’s estimated project timeline, Barnwell does not expect the sale of the second home to occur on or before March 31, 2009; accordingly, the partner loan is classified as long-term debt on the Condensed Consolidated Balance Sheet at March 31, 2008.  The loan balance is to be reduced in the future by any contributions to Kaupulehu 2007 by Barnwell that are not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.  During the quarter ended March 31, 2008, Barnwell contributed $1,000,000 to Kaupulehu 2007 that was not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.  This resulted in a $250,000 reduction in Nearco’s loan balance to $275,000 and a corresponding increase in the minority interest liability.

Interest costs for the three and six months ended March 31, 2008 and 2007 are summarized as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest costs incurred	$362,000	$231,000	$765,000	$456,000
Less interest costs capitalized on residential lots under development	107,000	-	188,000	-
Interest expense	$255,000	$231,000	$577,000	$456,000

10.                               SEGMENT INFORMATION

Barnwell operates four segments: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas); 2) investment in leasehold land and other real estate interests in Hawaii (land investment); 3) acquisition of property for investment and development of homes for sale in Hawaii (residential real estate, established January 2007); and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling).  There were no residential real estate segment operating revenues or operating expenses during the three and six months ended March 31, 2008 and 2007.

The following is certain financial information related to Barnwell’s reporting segments.  All revenues reported are from external customers.

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues:
Oil and natural gas	$11,503,000	$8,660,000	$21,593,000	$17,028,000
Land investment	201,000	957,000	3,206,000	4,509,000
Contract drilling	2,383,000	1,258,000	4,593,000	2,345,000
Other	176,000	148,000	455,000	309,000
Total before interest income	14,263,000	11,023,000	29,847,000	24,191,000
Interest income	44,000	140,000	120,000	240,000
Total revenues	$14,307,000	$11,163,000	$29,967,000	$24,431,000

Depreciation, depletion and amortization:
Oil and natural gas	$3,490,000	$3,023,000	$7,104,000	$6,183,000
Contract drilling	99,000	55,000	180,000	107,000
Other	47,000	49,000	95,000	99,000
Total depreciation, depletion and amortization	$3,636,000	$3,127,000	$7,379,000	$6,389,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$5,462,000	$3,246,000	$9,557,000	$6,014,000
Land investment, net of minority interest	157,000	748,000	2,505,000	3,523,000
Contract drilling	328,000	130,000	636,000	140,000
Other	129,000	99,000	360,000	210,000
Total operating profit	6,076,000	4,223,000	13,058,000	9,887,000

General and administrative expenses, net of minority interest	(3,140,000)	(2,168,000)	(6,141,000)	(5,828,000)
Interest expense	(255,000)	(231,000)	(577,000)	(456,000)
Interest income	44,000	140,000	120,000	240,000
Earnings before income taxes	$2,725,000	$1,964,000	$6,460,000	$3,843,000

11.                               INCOME TAXES

The components of the income tax provision for the three and six months ended March 31, 2008 and 2007 are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Current	$899,000	$444,000	$2,834,000	$870,000
Deferred	141,000	262,000	(1,378,000)	601,000
	$1,040,000	$706,000	$1,456,000	$1,471,000

During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  This reduction in Canadian federal tax rates resulted in a $909,000 reduction of the net deferred tax liability during the six months ended March 31, 2008.  There was no such reduction in the three months ended March 31, 2008 or in the three and six months ended March 31, 2007.

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

Barnwell’s effective consolidated income tax rate for the six months ended March 31, 2008, excluding the aforementioned $909,000 impact of the reduction in Canadian income tax rates, was approximately 37%.

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

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2004 – 2007
Various U.S. states	2004 – 2007
Canada federal	2000 – 2007
Various Canadian provinces	2004 – 2007

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans for the three and six months ended March 31, 2008 and 2007:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2008	2007	2008	2007	2008	2007

Service cost	$50,000	$53,000	$8,000	$8,000	$3,000	$3,000
Interest cost	69,000	62,000	11,000	9,000	13,000	13,000
Expected return on plan assets	(77,000)	(67,000)	-	-	-	-
Amortization of prior service cost	2,000	2,000	1,000	1,000	34,000	33,000
Amortization of net actuarial loss (gain)	5,000	8,000	1,000	-	(1,000)	-
Net periodic benefit cost	$49,000	$58,000	$21,000	$18,000	$49,000	$49,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2008	2007	2008	2007	2008	2007

Service cost	$100,000	$105,000	$16,000	$15,000	$5,000	$4,000
Interest cost	139,000	124,000	22,000	18,000	26,000	17,000
Expected return on plan assets	(153,000)	(134,000)	-	-	-	-
Amortization of prior service cost	3,000	3,000	2,000	2,000	68,000	45,000
Amortization of net actuarial loss (gain)	10,000	17,000	3,000	-	(2,000)	-
Net periodic benefit cost	$99,000	$115,000	$43,000	$35,000	$97,000	$66,000

Barnwell did not make a contribution to the Pension Plan during the three or six months ended March 31, 2008.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell estimates that it will make approximately $500,000 in contributions to the Pension Plan during the remainder of fiscal 2008.

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law.  The Act introduced a prescription drug benefit under Medicare as well as a potential federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D to help offset the costs of participant prescription drug benefits.  Any measures of the accumulated postretirement benefit obligation at March 31, 2008 and September 30, 2007 or net periodic postretirement benefit cost in the condensed consolidated financial statements or accompanying notes for the three and six months ended March 31, 2008 and 2007 do not reflect the effects of the Act on the Postretirement Medical plan.

13.          SHARE REPURCHASE PROGRAM

In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions.  On September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008.  During the year ended September 30, 2007, Barnwell repurchased 10,000 shares for an aggregate purchase price of $155,000, or approximately $15.50 per share, pursuant to the plan.  During the six months ended March 31, 2008, Barnwell repurchased 106,500 shares of its common stock for $1,596,000, or approximately $14.99 per share.  Of these amounts, 71,500 shares were purchased for $1,062,000, or approximately $14.86 per share, on the open market under the September 20, 2007 authorization, and 35,000 shares were purchased for $15.25 per share, the closing market price on the date of the transaction, or approximately $534,000, in a privately negotiated transaction with an officer/director of Barnwell.  As of March 31, 2008, there were 133,500 shares available for repurchase under the December 2005 authorization.

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

16.                               SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

	Six months ended March 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$523,000	$461,000
Income taxes	$1,093,000	$112,000

Supplemental disclosure of non-cash investing and financing activities:
Interest financed and not paid in cash	$68,000	$-
Long-term debt borrowings refinanced	$6,600,000	$-
Debt assumed in purchase of drilling rig	$-	$620,000
Debt assumed in purchase of residential parcel held for investment	$2,178,000	$-
Reduction in related party loan with corresponding increase in minority interest liability	$250,000	$-

During the six months ended March 31, 2008, 40,000 stock options were exercised by tendering 5,200 shares of Barnwell stock at a market value of $14.95 per share plus $1,000 of cash, resulting in a $20,000 increase in common stock, a $59,000 increase in additional paid-in capital and a $78,000 increase in treasury stock.  During the six months ended March 31, 2007, 20,000 stock options were exercised by tendering 1,900 shares of Barnwell stock at an average market value of $21.09 per share, resulting in a $10,000 increase in common stock, a $30,000 increase in additional paid-in capital and a $40,000 increase in treasury stock.

During the six months ended March 31, 2008 and 2007, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $198,000 and $373,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development increased $2,258,000 and decreased $116,000 during the six months ended March 31, 2008 and 2007, respectively.

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

Overview

Barnwell is engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment), 2) investment in leasehold land and other real estate interests in Hawaii (land investment segment), 3) acquisition of property for investment and development of homes for sale in Hawaii (residential real estate segment, established January 2007) and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended March 31, 2008, have ranged from a low of $5.09 per thousand cubic feet to a high of $9.76 per thousand cubic feet, and tend to be higher in the winter than in the summer due to increased demand, although this trend has become less pronounced due to the increased use of natural gas to generate electricity for air conditioning in the summer.  Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, within and adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  A director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliated entities own a direct financial interest in 19.3% of Kaupulehu Developments.  Refer to Note 8 of “Notes to Condensed Consolidated Financial Statements” for further discussion on related party interests.

Kaupulehu Developments’ development rights are under option to a developer for $7,968,750 as of March 31, 2008, comprised of three payments of $2,656,250 due on each December 31 of years 2008 to 2010.

Kaupulehu Developments is also entitled to receive varying percentages of the gross sales from the sale of lots within approximately 870 acres in the Kaupulehu area by another developer.

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

Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, holds 14 lot acquisition rights as to lots within approximately 5,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, Island and State of Hawaii.  The 14 lot acquisition rights give Barnwell the right to acquire 14 residential lots, each of which is currently estimated to be two to five acres in size, which may be developed on the Mauka Lands which are currently classified as agricultural by the State of Hawaii.

Residential Real Estate Segment

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

Results of Operations

Summary

Net earnings for the three months ended March 31, 2008 totaled $1,685,000, a $427,000 (34%) increase from $1,258,000 for the three months ended March 31, 2007.  This increase was largely due to a $1,853,000 increase in operating profits before income taxes, primarily due to higher prices received for all petroleum products, partially offset by a $999,000 increase, before income taxes, in general and administrative expenses.

Net earnings for the six months ended March 31, 2008 totaled $5,004,000, a $2,632,000 (111%) increase from $2,372,000 for the six months ended March 31, 2007.  This increase was largely due to the following items:

•      Operating profits before income taxes increased $3,171,000, primarily due to higher prices received for all petroleum products; and

•      The current year period included a deferred income tax benefit of $909,000 as a result of a decrease in Canadian federal income tax rates; there was no such benefit in the prior year period.

General

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 17% and 16% in the three and six months ended March 31, 2008, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 4% and 3% at March 31, 2008 as compared to December 31, 2007 and September 30, 2007, respectively.  Accordingly, the revenues and expenses of Barnwell’s subsidiaries operating in Canada have increased while its assets, liabilities and stockholders’ equity have decreased.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive losses.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2008 was $1,463,000, a $1,742,000 decrease from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $279,000 for the same period in the prior year.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2008 was $1,174,000, a $132,000 decrease from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $1,042,000 for the same period in the prior year.

Foreign currency transaction gains and losses were not material in the three and six months ended March 31, 2008 and 2007 and are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three and six months ended March 31, 2008 as compared to the three and six months ended March 31, 2007.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit, where applicable.  As discussed in further detail below, the Alberta Royalty Tax Credit was discontinued effective January 1, 2007.

	Average Price Per Unit
	Three months ended
	March 31,		Increase
	2008	2007	$	%
Natural Gas (MCF)*	$7.53	$6.21	$1.32	21%
Oil (Bbls)**	$89.85	$50.61	$39.24	78%
Liquids (Bbls)**	$54.93	$33.97	$20.96	62%

	Average Price Per Unit
	Six months ended
	March 31,		Increase
	2008	2007	$	%
Natural Gas (MCF)*	$6.75	$6.01	$0.74	12%
Oil (Bbls)**	$85.12	$50.18	$34.94	70%
Liquids (Bbls)**	$53.29	$33.44	$19.85	59%

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2008	2007	Units	%
Natural Gas (MCF)*	816,000	895,000	(79,000)	(9%)
Oil (Bbls)**	40,000	38,000	2,000	5%
Liquids (Bbls)**	29,000	29,000	-	0%

	Six months ended		Increase
	March 31,		(Decrease)
	2008	2007	Units	%
Natural Gas (MCF)*	1,698,000	1,822,000	(124,000)	(7%)
Oil (Bbls)**	78,000	74,000	4,000	5%
Liquids (Bbls)**	58,000	59,000	(1,000)	(2%)

*	MCF – 1,000 cubic feet. Natural gas price per unit is net of pipeline charges.
**	Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $2,843,000 (33%) for the three months ended March 31, 2008, as compared to the same period in the prior year, primarily due to significant increases in oil, natural gas liquids and natural gas prices, which increased 78%, 62% and 21%, respectively, as compared to the same period in the prior year.

Oil and natural gas revenues increased $4,565,000 (27%) for the six months ended March 31, 2008, as compared to the same period in the prior year, primarily due to significant increases in oil, natural gas liquids and natural gas prices, which increased 70%, 59% and 12%, respectively, as compared to the same period in the prior year.

Net natural gas production decreased 9% and 7% for the three and six months ended March 31, 2008, respectively, as compared to the same periods in the prior year, due to natural declines in production from both older and newer properties.

Net oil production increased 5% for both the three and six months ended March 31, 2008, as compared to the same periods in the prior year, due to production from new oil wells.  The increase was partially offset by natural declines in production from both older and newer properties.  Production from wells brought on stream in the six months ended March 31, 2008 totaled 5,000 MCF of natural gas and 2,000 barrels of oil.

The Alberta Royalty Tax Credit (“ARTC”) program was discontinued by the Alberta government, effective January 1, 2007.  Accordingly, no ARTC credits were received during the three and six months ended March 31, 2008 or for the three months ended March 31, 2007.  Credits received by Barnwell under the ARTC program through December 31, 2006 were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.  Credits from the ARTC program totaled $111,000 during the three months ended December 31, 2006.

On October 25, 2007, the Alberta Government announced increases to the royalty rates on oil, natural gas liquids and natural gas production beginning on January 1, 2009.  The new plan also intends to simplify royalties and eliminate “old” and “new” classifications of oil and natural gas with current maximum royalty rates of 35% with new royalty rates up to 50%.  The new proposed 50% royalty rate is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Barnwell is awaiting clarification from the Alberta Government on the new program and is in the process of assessing its impact.  The new program may reduce Barnwell’s natural gas and oil reserve volumes, reported net production, and estimated future revenues and estimated future cash flows from natural gas and oil reserves.  The new program may also materially impact the economics of oil and natural gas exploration in Alberta; however, the magnitude of the potential impact on Barnwell’s oil and natural gas assets and operations is currently estimated to be immaterial.

Oil and natural gas operating expenses increased $160,000 (7%) and $101,000 (2%) for the three and six months ended March 31, 2008, respectively, as compared to the same periods in the prior year.  The increases were primarily attributable to 17% and 16% increases in the average exchange rates of the Canadian dollar to the U.S. dollar for the three and six months ended March 31, 2008, respectively.  The increases were partially offset by lower workover activity at certain older properties and a decrease in utilities costs.

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

Revenues, minority interest in earnings and operating profit related to sales of development rights under option for the six months ended March 31, 2008 and 2007 are summarized as follows:

	Six months ended March 31,
	2008	2007
Sale of development rights under option:
Proceeds	$2,656,000	$2,438,000
Fees	159,000	146,000
Revenues - sale of development rights, net	2,497,000	2,292,000
Minority interest in earnings	546,000	501,000
Operating profit - sale of development rights, net	$1,951,000	$1,791,000

There were no sales of development rights in the three months ended March 31, 2008 and 2007.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The total amount of remaining future option receipts, if all options are fully exercised, is $7,968,750 as of March 31, 2008, comprised of the balance of three payments of $2,656,250 due on each December 31 of years 2008 to 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

In December 2007, WB KD Acquisition, LLC (“WB”), an unrelated entity, sold one single-family lot from Increment I and paid Kaupulehu Developments a percentage of sales payment of $540,000.  In January 2008, WB sold one single-family lot and paid Kaupulehu Developments a percentage of sales payment of $214,000.  This lot was purchased by Kaupulehu 2007 under a lot purchase contract executed in January 2007.  WB is not affiliated with Barnwell, Kaupulehu Developments or Kaupulehu 2007.  Accordingly, the percentage of sales payment received from WB in January 2008 has been recorded as revenues and has not been eliminated.  WB sold three single-family lots from Increment I during the six months ended March 31, 2007.  In December 2006, WB paid Kaupulehu Developments a percentage of sales payment of $1,340,000, representing the minimum payment due on December 31, 2006.  In March 2007, WB paid Kaupulehu Developments a percentage of sales payment of $1,018,000.  The following table summarizes the percentage of sales revenues received from WB and related minority interest in earnings and operating profit for the three and six months ended March 31, 2008 and 2007:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Sale of interest in leasehold land:
Proceeds	$214,000	$1,018,000	$754,000	$2,358,000
Fees	13,000	61,000	45,000	141,000
Revenues - sale of interest in leasehold land, net	201,000	957,000	709,000	2,217,000
Minority interest in earnings	44,000	209,000	155,000	485,000
Operating profit - sale of interest in leasehold land, net	$157,000	$748,000	$554,000	$1,732,000

There is no assurance that any future percentage of sales payments will be received.

Contract drilling

Contract drilling revenues and costs increased $1,125,000 (89%) and $883,000 (82%), respectively, for the three months ended March 31, 2008, as compared to the same period in the prior year.  The contract drilling segment generated a $328,000 operating profit before general and administrative expenses in the three months ended March 31, 2008, an increase of $198,000 as compared to the same period of the prior year, primarily due to increases in well drilling and pump installation activity and higher values and margins of contracts performed in the current quarter as compared to the same period in the prior year.

Contract drilling revenues and costs increased $2,248,000 (96%) and $1,679,000 (80%), respectively, for the six months ended March 31, 2008, as compared to the same period in the prior year.  The contract drilling segment generated a $636,000 operating profit before general and administrative expenses in the six months ended March 31, 2008, an increase of $496,000 as compared to the same period of the prior year, primarily due to increases in well drilling and pump installation activity, higher values and margins of contracts performed in the current year period as compared to the  same period in the prior year, and a decrease in well drilling operating profit in the prior year period due to higher drilling costs incurred on contracts performed.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

General and administrative expenses

General and administrative expenses increased $999,000 (45%) and $333,000 (6%) for the three and six months ended March 31, 2008, as compared to the same periods in the prior year.  The increase for the three months ended March 31, 2008 was primarily attributable to a $311,000 increase in current compensation costs, a $304,000 increase in stock appreciation rights expense resulting from fluctuations in Barnwell’s stock price, a $220,000 increase in professional services primarily due to regulatory compliance efforts, and decreased administrative expense reimbursements from oil and natural gas joint venture partners of $137,000.  The increase for the six months ended March 31, 2008 was primarily attributable to a $727,000 increase in current compensation costs, a $176,000 increase in professional services primarily due to regulatory compliance efforts, and decreased administrative expense reimbursements from oil and natural gas joint venture partners of $207,000.  The increase was partially offset by a $972,000 decrease in incentive and other compensation costs, primarily stock appreciation rights expense resulting from fluctuations in Barnwell’s stock price.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization increased $509,000 (16%) for the three months ended March 31, 2008, as compared to the same period in the prior year, due primarily to a 17% increase in the average exchange rate of the Canadian dollar to the U.S. dollar as well as a 5% increase in the depletion rate.  The increase was partially offset by a 6% decrease in production (in MCF equivalents where one barrel of oil and natural gas liquids is converted to 5.8 MCF equivalents).

Depreciation, depletion, and amortization increased $990,000 (15%) for the six months ended March 31, 2008, as compared to the same period in the prior year, due primarily to a 16% increase in the average exchange rate of the Canadian dollar to the U.S. dollar as well as a 3% increase in the depletion rate.  The increase was partially offset by a 4% decrease in production.

Interest expense

Interest expense increased $24,000 (10%) and $121,000 (27%) for the three and six months ended March 31, 2008, as compared to the same periods in the prior year.  The increases were primarily due to higher average loan balances during the current year periods, as compared to the same periods in the prior year.

Interest costs for the three and six months ended March 31, 2008 and 2007 are summarized as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2008	2007	2008	2007
Interest costs incurred	$362,000	$231,000	$765,000	$456,000
Less interest costs capitalized on residential lots under development	107,000	-	188,000	-

Interest expense	$255,000	$231,000	$577,000	$456,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  This reduction in Canadian federal tax rates resulted in a $909,000 reduction of the net deferred tax liability during the six months ended March 31, 2008.  There was no such reduction in the three months ended March 31, 2008 or in the three and six months ended March 31, 2007.

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

Beginning in fiscal 2008, Barnwell estimates that it will defer a portion of its Canadian oil and natural gas capital expenditure deductions, as allowed under Canadian tax law, which will have the effect of increasing Canadian current tax expense and reducing Canadian deferred tax expense.  As Barnwell establishes a valuation allowance for the U.S. tax effect of deferred Canadian taxes which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. taxable income will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes, a relative increase in Canadian deferred income taxes increases Barnwell’s consolidated effective income tax rate, and a relative decrease in such taxes decreases Barnwell’s consolidated effective income tax rate.  As a result of the deferral of Canadian oil and natural gas capital expenditure deductions discussed above, Canadian deferred income taxes were reduced and Barnwell’s consolidated effective income tax rate was impacted accordingly.  Barnwell’s effective consolidated income tax rate for the six months ended March 31, 2008, excluding the aforementioned $909,000 impact of the reduction in Canadian income tax rates, was approximately 37%.  Barnwell estimates that if the aforementioned deduction deferral was not elected, the consolidated effective income tax rate for the current year period would have been approximately 40%.

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

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2004 – 2007
Various U.S. states	2004 – 2007
Canada federal	2000 – 2007
Various Canadian provinces	2004 – 2007

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash flows provided by operations totaled $4,197,000 for the six months ended March 31, 2008, a $772,000 (16%) decrease from cash flows provided by operations of $4,969,000 for the same period in the prior year.  This decrease was due primarily to $1,344,000 in costs to develop residential lots and fluctuations in the timing of accruals and payments of current liabilities.

Net cash used in investing activities totaled $4,300,000 during the six months ended March 31, 2008, as compared to $10,135,000 during the same period of the prior year.  Cash outflows from investing activities decreased primarily due to prior year’s investments made to acquire a 1.5% passive minority interest in joint ventures, lot acquisition rights, and deposits to acquire residential parcels; no such investments were made during the same period in the current year.  The decrease in cash outflows from investing activities was also attributable to decreased capital expenditures primarily associated with Barnwell’s oil and natural gas segment, during the six months ended March 31, 2008, as compared to the same period of the prior year.  Further, cash inflows from investing activities decreased due to decreased proceeds from land investment segment sales, net of expenses, during the six months ended March 31, 2008, as compared to the same period in the prior year.  During the six months ended March 31, 2008, Barnwell acquired a residential lot for investment, $2,178,000 of which was directly financed by a bank and thus is reflected as a non-cash investing activity.

Cash flows used in financing activities totaled $1,755,000 for the six months ended March 31, 2008 as compared to $668,000 of cash flows provided by financing activities in the same period of the prior year.  This increase in cash outflows was primarily due to Barnwell stock repurchases of $1,596,000 in the six months ended March 31, 2008; no stock repurchases were made in the same period of the prior year.  Cash outflows from financing activities were partially offset by decreased dividend payments during the six months ended March 31, 2008, as compared to the same period in the prior year.  For the six months ended March 31, 2008, proceeds from long-term debt borrowings totaled $1,327,000, and $2,178,000 of debt borrowings resulted from direct bank financing of the purchase of a real estate parcel which is reflected as a non-cash financing activity.

In December 2007, Barnwell declared a cash dividend of $0.05 per share payable January 22, 2008 to stockholders of record on January 7, 2008.

In February 2008, Barnwell declared a cash dividend of $0.05 per share payable March 17, 2008 to stockholders of record on March 3, 2008.

In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions.  On September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008.  During the year ended September 30, 2007, Barnwell repurchased 10,000 shares for an aggregate purchase price of $155,000, or approximately $15.50 per share, pursuant to the plan.  During the six months ended March 31, 2008, Barnwell repurchased 106,500 shares of its common stock for $1,596,000, or approximately $14.99 per share.  Of these amounts, 71,500 were purchased for $1,062,000, or approximately $14.86 per share, on the open market under the September 20, 2007 authorization and 35,000 shares were purchased for $15.25 per share, the closing market price on the date of the transaction, or approximately $534,000, in a privately negotiated transaction with an officer/director of Barnwell.  As of March 31, 2008, there were 133,500 shares available for repurchase under the December 2005 authorization.

At March 31, 2008, Barnwell had $8,187,000 in cash and cash equivalents and approximately $11,158,000 of available credit under its credit facilities.

Barnwell believes its current cash balances, future cash flows from operations, land investment segment proceeds from the sale of development rights and percentage of sales payments, and available credit will be sufficient to fund its estimated capital expenditures and operations for the next 12 months, fund any stock repurchases, fund scheduled debt repayments and interest and settle incentive compensation liabilities in cash if necessary.  However, the timing and amount of land investment segment percentage of sales proceeds are unpredictable, sporadic, and not under Barnwell’s control.  In addition to cash flows from oil and natural gas and contract drilling operations, Barnwell is reliant upon land investment segment development rights and percentage of sales proceeds as a source of liquidity.  If estimated cash inflows do not occur on a timely basis or are less than current expectations, and/or if Barnwell’s credit facility with the Canadian bank is reduced below the current level of borrowings under the facility after the April 2009 review or the real estate revolving credit facility’s loan advance limitation is reduced below borrowed amounts as a result of a decrease in appraised values of the underlying security, Barnwell may be required to reduce oil and natural gas capital expenditures and other expenditures, possibly significantly, and seek alternative sources of financing or liquidate investments and/or operating assets to make any required cash outflows.

Residential Real Estate Capital Expenditures

Construction of the two residences being developed for resale commenced in January 2008.  Capital expenditures related to construction of the two residences, including accrued capital expenditures and capitalized interest, totaled $1,181,000 and $1,412,000 for the three and six months ended March 31, 2008, respectively.  As of the date of this filing, the expansion of the building envelope is complete for the two residences and construction on the homes is moving forward.  The construction of swimming pools for each home is substantially complete and the foundation and initial framing work for the guest quarters of the first home is complete.  Foundation and framing for the remainder of the first home and the guest quarters of the second home has begun and infrastructure and landscaping work is also moving forward on both lots.

As discussed in Note 5 in the “Notes to Condensed Consolidated Financial Statements,” Barnwell, through its interest in Kaupulehu 2007, has secured the right to purchase residential parcels which it intends to hold for investment or on which it intends to develop turnkey single-family homes.  Barnwell believes proceeds from the future sale of the parcels acquired to date would be sufficient to repay the balance of related loan borrowings as of the date of this filing.  In January 2008, Kaupulehu 2007 acquired a fourth residential lot and borrowed $2,178,000 under its credit facility to finance the balance of the purchase price of the lot.  Kaupulehu 2007 intends to hold this lot for investment.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $5,624,000 and $9,365,000 for the three and six months ended March 31, 2008, respectively, as compared to $4,986,000 and $9,419,000 during the three and six months ended March 31, 2007.  During the three months ended March 31, 2008, Barnwell participated in the drilling of 5 gross (1.1 net) wells in Canada as compared to the 14 gross (2.6 net) wells drilled during the three months ended March 31, 2007.  Of the 5 gross wells, 4 gross (1.0 net) wells appear to be successful or are currently being evaluated and 1 gross (0.1 net) well was not successful.  All wells were drilled in Alberta and Barnwell’s average working interest in these wells is 22%.  Barnwell initiated 4 gross (0.9 net) of the 5 gross wells drilled during the three months ended March 31, 2008.  During the six months ended March 31, 2008, Barnwell participated in the drilling of a total of 10 gross (3.2 net) wells of which 9 gross (3.1 net) wells appear to be successful or are currently being evaluated and 1 gross (0.1 net) well was not successful.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Management estimates that oil and natural gas capital expenditures for fiscal 2008 will range from $16,000,000 to $18,000,000.

Contractual Obligations

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2008 for $20,000,000 Canadian dollars, or approximately US$19,458,000 at March 31, 2008 exchange rates.  Borrowings under this facility were US$15,351,000 at March 31, 2008 and are included in long-term debt.  At March 31, 2008, Barnwell had unused credit available under this facility of approximately US$4,107,000.  The facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.0%, at U.S. prime plus 0.75%, or in Canadian dollars at Canadian prime plus 0.75%.  A standby fee of 0.35% per annum is charged on the unused facility balance.

Barnwell, through its interest in Kaupulehu 2007, made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels at a purchase price of $2,378,000 each in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC (“WB”), an unrelated entity, during fiscal 2007.  Kaupulehu 2007 purchased three parcels in fiscal 2007 and one parcel in January 2008.  The closing dates for Kaupulehu 2007’s obligation to purchase the three remaining parcels are being negotiated.  If Kaupulehu 2007 forfeits any of the deposits on the remaining parcels, Barnwell will incur an expense as a result of the write-off of its 80% share of any forfeited deposit.

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a director of Barnwell, under which Mr. David Johnston will serve as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that Mr. David Johnston and the building contractor will each receive 20% of the sales profit, which is contingent on the sale of each of the two homes under construction.

As discussed in Note 9 in the “Notes to Condensed Consolidated Financial Statements,” in December 2007, Kaupulehu 2007 refinanced $6,600,000 of its borrowings under a previously outstanding non-revolving credit facility with a new revolving credit facility from another financial institution.  The new facility provides $16,000,000 of credit under a revolving line of credit for the purpose of refinancing the acquisition of the three aforementioned parcels, financing the acquisition of a fourth parcel purchased in January 2008, and financing costs of home construction on the said four lots.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  At March 31, 2008, Barnwell had unused credit available under this facility of approximately $7,051,000.  See further discussion on the Kaupulehu 2007 credit facility in Note 9 in the “Notes to Condensed Consolidated Financial Statements.”

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

ITEM 4.           CONTROLS AND PROCEDURES

As of March 31, 2008, an evaluation was carried out by both Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the

Securities Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2008, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.        RISK FACTORS

There have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     Barnwell’s 2008 Annual Meeting of Stockholders was held in Shreveport, Louisiana at 9:30 a.m., Central Standard Time, on March 3, 2008.

(b)     Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the nominees for election as Directors as listed in the Proxy Statement for the March 3, 2008 meeting and all nominees were elected.

(c)     A total of 6,906,986 shares of Barnwell’s common stock outstanding and entitled to vote were present at the March 3, 2008 meeting in person or by proxy, representing approximately 83.49% of the total outstanding shares.  The matters voted upon were as follows:

1.   The election of 11 Directors to serve on Barnwell’s Board of Directors until the 2009 Annual Meeting of Stockholders and until their successors shall have been elected and qualified.  A total of at least 77.32% of all voted shares were cast for approval of each nominee.  The vote tabulation with respect to each nominee was as follows:

Director	For	Withheld
Morton H. Kinzler	5,378,643	1,528,343
Alan D. Hunter	5,984,082	922,904
Martin Anderson	5,984,182	922,804
Murray C. Gardner	5,984,386	922,660
Alexander C. Kinzler	5,362,309	1,544,677
Terry Johnston	5,360,636	1,546,350
Russell M. Gifford	5,340,236	1,566,750
Diane G. Kranz	5,984,082	922,904
Kevin K. Takata	6,039,092	867,894
Ahron H. Haspel	6,039,092	867,894
Robert J. Inglima, Jr.	6,039,092	867,894

2.	Ratification of KPMG LLP as the Company’s Independent Auditors for 2008. A total of 97.82% of all voted shares were cast for ratification of KPMG LLP. The results of the votes were as follows:

FOR:	6,756,736
AGAINST:	146,830
ABSTAIN:	3,420

3.	Approval of the 2008 Pay for Performance Plan. A total of 72.55% of all voted shares were cast for approval of the plan. The results of the votes were as follows:

FOR:	5,010,960
AGAINST:	932,768
ABSTAIN:	25,895
BROKER NON-VOTE:	937,363

4.	Approval of the 2008 Equity Incentive Plan. A total of 60.76% of all voted shares were cast for approval of the plan. The results of the votes were as follows:

FOR:	4,196,730
AGAINST:	1,747,490
ABSTAIN:	25,403
BROKER NON-VOTE:	937,363

5.

Approval of certain stock options previously granted to Barnwell’s President and Chief Financial Officer.  A total of 72.48% of all voted shares were cast for approval of the previously granted stock options.  The results of the votes were as follows:

FOR:	5,005,938
AGAINST:	940,918
ABSTAIN:	22,767
BROKER NON-VOTE:	937,363

ITEM 6.            EXHIBITS

Page
Exhibit No. 31.1 – Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	42

Exhibit No. 31.2 – Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	43

Exhibit No. 32 – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	44

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: May 9, 2008	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary