Form 10-Q
period 2008-06-30
BARNWELL INDUSTRIES INC
filed 2008-08-12
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]                                                       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).	☐ Yes ☒ No

As of August 8, 2008 there were 8,269,460 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,827,000	$10,107,000
Accounts receivable, net of allowance for doubtful accounts of:
$623,000 at June 30, 2008 and $20,000 at September 30, 2007	9,921,000	7,131,000
Deferred income taxes	1,953,000	2,171,000
Current taxes receivable	–	1,040,000
Other current assets	1,628,000	1,030,000
TOTAL CURRENT ASSETS	29,329,000	21,479,000

DEPOSITS ON RESIDENTIAL PARCELS	200,000	800,000

RESIDENTIAL LOTS UNDER DEVELOPMENT	7,837,000	5,009,000

INVESTMENT IN RESIDENTIAL PARCELS	4,983,000	2,383,000

INVESTMENT IN JOINT VENTURES	2,770,000	2,765,000

INVESTMENT IN LAND INTERESTS	1,450,000	1,450,000

PROPERTY AND EQUIPMENT	211,278,000	202,342,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(119,899,000)	(111,663,000)
PROPERTY AND EQUIPMENT, NET	91,379,000	90,679,000

TOTAL ASSETS	$137,948,000	$124,565,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,278,000	$5,983,000
Accrued capital expenditures	5,458,000	2,774,000
Accrued stock appreciation rights	1,106,000	1,672,000
Accrued incentive plan costs	1,669,000	2,029,000
Other accrued compensation costs	3,651,000	3,228,000
Drilling advances	2,194,000	1,407,000
Payable to joint interest owners	1,955,000	1,123,000
Income taxes payable	2,024,000	-
Current portion of long-term debt	544,000	354,000
Other current liabilities	3,045,000	2,160,000
TOTAL CURRENT LIABILITIES	26,924,000	20,730,000

LONG-TERM DEBT	25,799,000	22,104,000

LIABILITY FOR RETIREMENT BENEFITS	2,170,000	2,387,000

ASSET RETIREMENT OBLIGATION	5,018,000	4,734,000

DEFERRED INCOME TAXES	17,007,000	19,299,000

MINORITY INTEREST	1,166,000	707,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares:
8,393,060 issued at June 30, 2008,
8,280,060 issued at September 30, 2007	4,197,000	4,140,000
Additional paid-in capital	1,070,000	738,000
Retained earnings	52,287,000	44,988,000
Accumulated other comprehensive income, net	4,179,000	4,933,000
Treasury stock, at cost:
123,600 shares at June 30, 2008,
11,900 shares at September 30, 2007	(1,869,000)	(195,000)
TOTAL STOCKHOLDERS’ EQUITY	59,864,000	54,604,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,948,000	$124,565,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Oil and natural gas	$14,646,000	$9,342,000	$36,239,000	$26,370,000
Contract drilling	2,674,000	1,747,000	7,267,000	4,092,000
Sale of interest in leasehold land, net	402,000	402,000	1,111,000	2,619,000
Sale of development rights, net	1,664,000	-	4,161,000	2,292,000
Gas processing and other	970,000	322,000	1,545,000	871,000

	20,356,000	11,813,000	50,323,000	36,244,000
Costs and expenses:
Oil and natural gas operating	2,607,000	2,576,000	7,539,000	7,407,000
Contract drilling operating	2,166,000	1,579,000	5,943,000	3,677,000
General and administrative	4,193,000	2,300,000	10,476,000	8,250,000
Bad debt expense	608,000	-	608,000	-
Depreciation, depletion and amortization	3,730,000	3,373,000	11,109,000	9,762,000
Interest expense	257,000	282,000	834,000	738,000
Minority interest in earnings	486,000	39,000	1,045,000	903,000

	14,047,000	10,149,000	37,554,000	30,737,000

Earnings before income taxes	6,309,000	1,664,000	12,769,000	5,507,000

Income tax provision	2,776,000	921,000	4,232,000	2,392,000

NET EARNINGS	$3,533,000	$743,000	$8,537,000	$3,115,000

BASIC NET EARNINGS PER COMMON SHARE	$0.43	$0.09	$1.04	$0.38

DILUTED NET EARNINGS PER COMMON SHARE	$0.42	$0.09	$1.01	$0.36

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,269,460	8,224,605	8,242,311	8,196,030
DILUTED	8,438,038	8,613,386	8,447,209	8,630,606

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$8,537,000	$3,115,000
Adjustments to reconcile net earnings to net
cash provided by operating activities:
Depreciation, depletion, and amortization	11,109,000	9,762,000
Minority interest in earnings	1,045,000	903,000
Bad debt expense	608,000	-
Retirement benefits expense	360,000	375,000
Accretion of asset retirement obligation	206,000	176,000
Asset retirement obligation payments	(48,000)	(109,000)
Share-based compensation (benefit) expense	(87,000)	1,042,000
Retirement benefits contribution	(450,000)	-
Share-based compensation payments	(458,000)	(2,024,000)
Deferred income tax (benefit) expense	(1,332,000)	746,000
Additions to residential lots under development	(2,760,000)	(4,835,000)
Sale of interest in leasehold land, net	(1,111,000)	(2,619,000)
Sale of development rights, net	(4,161,000)	(2,292,000)
Increase (decrease) from changes in current assets and liabilities	1,439,000	(974,000)

Net cash provided by operating activities	12,897,000	3,266,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	4,161,000	2,292,000
Proceeds from sale of interest in leasehold land, net of fees paid	1,085,000	2,619,000
Proceeds from gas over bitumen royalty adjustments	166,000	160,000
Return of capital distribution from joint venture	-	525,000
Purchase of lot acquisition rights	-	(1,400,000)
Deposits on residential parcels	-	(1,000,000)
Investment in joint ventures	(5,000)	(3,290,000)
Capital expenditures - oil and gas	(9,939,000)	(13,223,000)
Capital expenditures - all other	(708,000)	(494,000)
Additions to investment in residential parcels	(222,000)	-

Net cash used in investing activities	(5,462,000)	(13,811,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	2,264,000	7,168,000
Proceeds from exercise of stock options	145,000	168,000
Contributions from minority interest partner	-	558,000
Payment of loan commitment fee	(100,000)	-
Repayments of long-term debt	(121,000)	(25,000)
Distributions to minority interest partners	(968,000)	(912,000)
Payment of dividends	(1,238,000)	(1,639,000)
Purchases of common stock for treasury	(1,596,000)	-

Net cash (used in) provided by financing activities	(1,614,000)	5,318,000

Effect of exchange rate changes on cash and cash equivalents	(101,000)	(128,000)

Net increase (decrease) in cash and cash equivalents	5,720,000	(5,355,000)
Cash and cash equivalents at beginning of period	10,107,000	11,972,000

Cash and cash equivalents at end of period	$15,827,000	$6,617,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Three months ended June 30, 2008 and 2007

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity
Balance at March 31, 2007	8,217,160	$4,110,000	$261,000		$44,669,000	$1,810,000	$(40,000)	$50,810,000

Exercise of stock options, 17,500 shares	17,500	8,000	101,000					109,000

Share-based compensation costs			17,000					17,000

Dividends declared, $0.05 per share					(412,000)			(412,000)

Comprehensive income:
Net earnings				$743,000	743,000			743,000
Other comprehensive income – foreign currency translation adjustments, net of $1,797,000 of taxes				2,329,000		2,329,000		2,329,000
Total comprehensive income				$3,072,000

At June 30, 2007	8,234,660	$4,118,000	$379,000		$45,000,000	$4,139,000	$(40,000)	$53,596,000

Balance at March 31, 2008	8,269,460	$4,197,000	$1,003,000		$49,168,000	$3,815,000	$(1,869,000)	$56,314,000

Share-based compensation costs			7,000					7,000

Tax benefit from employee stock option transactions			60,000					60,000

Dividends declared, $0.05 per share					(414,000)			(414,000)

Comprehensive income:
Net earnings				$3,533,000	3,533,000			3,533,000
Other comprehensive income:
Foreign currency translation adjustments, net of $146,000 of taxes				337,000		337,000		337,000
Retirement plans – amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $14,000 of taxes				27,000		27,000		27,000
Total comprehensive income				$3,897,000

At June 30, 2008	8,269,460	$4,197,000	$1,070,000		$52,287,000	$4,179,000	$(1,869,000)	$59,864,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Nine months ended June 30, 2008 and 2007

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity

Balance at September 30, 2006	8,169,060	$4,085,000	$144,000		$43,524,000	$2,852,000	$-	$50,605,000

Exercise of stock options, 67,500 shares net of 1,900 shares tendered and placed in treasury	65,600	33,000	175,000				(40,000)	168,000

Share-based compensation costs			60,000					60,000

Dividends declared, $0.20 per share					(1,639,000)			(1,639,000)

Comprehensive income:
Net earnings				$3,115,000	3,115,000			3,115,000
Other comprehensive income – foreign currency translation adjustments, net of $1,220,000 of taxes				1,287,000		1,287,000		1,287,000
Total comprehensive income				$4,402,000

At June 30, 2007	8,234,660	$4,118,000	$379,000		$45,000,000	$4,139,000	$(40,000)	$53,596,000

Balance at September 30, 2007	8,268,160	$4,140,000	$738,000		$44,988,000	$4,933,000	$(195,000)	$54,604,000

Exercise of stock options, 113,000 shares net of 5,200 shares tendered and placed in treasury	107,800	57,000	166,000				(78,000)	145,000

Share-based compensation costs			28,000					28,000

Tax benefit from employee stock option transactions			138,000					138,000

Purchases of 106,500 common shares for treasury	(106,500)						(1,596,000)	(1,596,000)

Dividends declared, $0.15 per share					(1,238,000)			(1,238,000)

Comprehensive income:
Net earnings				$8,537,000	8,537,000			8,537,000
Other comprehensive loss – foreign currency translation adjustments, net of $513,000 tax benefit				(837,000)		(837,000)		(837,000)
Other comprehensive income – retirement plans – amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $43,000 of taxes				83,000		83,000		83,000
Total comprehensive income				$7,783,000

At June 30, 2008	8,269,460	$4,197,000	$1,070,000		$52,287,000	$4,179,000	$(1,869,000)	$59,864,000

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

Unaudited Interim Financial Information

The Condensed Consolidated Balance Sheet as of June 30, 2008, the Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2008 and 2007, the Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2007, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three and nine months ended June 30, 2008 and 2007 have been prepared by Barnwell and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2007 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2007 Annual Report on Form 10-K.  The results of operations for the period ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

Reclassifications

Certain reclassifications have been made to the June 30, 2007 condensed consolidated financial statements to conform to classifications used in the June 30, 2008 condensed consolidated financial statements.

2.         EARNINGS PER COMMON SHARE

Reconciliations between net earnings and common shares outstanding of the basic and diluted net earnings per share computations for the three and nine months ended June 30, 2008 and 2007 are as follows:

	Three months ended June 30, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$3,533,000	8,269,460	$0.43

Effect of dilutive securities - common stock options	-	168,578

Diluted net earnings per share	$3,533,000	8,438,038	$0.42

	Nine months ended June 30, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$8,537,000	8,242,311	$1.04

Effect of dilutive securities - common stock options	-	204,898

Diluted net earnings per share	$8,537,000	8,447,209	$1.01

	Three months ended June 30, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$743,000	8,224,605	$0.09

Effect of dilutive securities - common stock options	-	388,781

Diluted net earnings per share	$743,000	8,613,386	$0.09

	Nine months ended June 30, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$3,115,000	8,196,030	$0.38

Effect of dilutive securities - common stock options	-	434,576

Diluted net earnings per share	$3,115,000	8,630,606	$0.36

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

Under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), share-based compensation cost is measured at fair value.  Barnwell utilizes a closed-form valuation model to determine the fair value of each option award.  Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options.  The expected terms of the options represent expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior.  The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.  Expected dividends are based on current and historical dividend payments.  Share-based compensation expense recognized in earnings for the three and nine months ended June 30, 2008 and 2007 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.

The Company’s share-based compensation expense (benefit) and related income tax effects are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Share-based compensation expense (benefit)	$582,000	$155,000	$(87,000)	$1,042,000
Income tax effect - provision (benefit)	$(198,000)	$(46,000)	$39,000	$(338,000)

As of June 30, 2008, there was $1,832,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over 3.6 years.

Total share-based compensation expense related to the vesting of awards in the three and nine months ended June 30, 2008 was $164,000 and $347,000, respectively, as compared to $124,000 and $432,000, respectively, during the same periods of the prior year.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three and nine months ended June 30, 2008 is presented below:

Three months ended June 30, 2008
Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at April 1, 2008	232,000	$7.90
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at June 30, 2008	232,000	$7.90	2.7	$1,244,000

Exercisable at June 30, 2008	179,500	$7.51	2.7	$1,033,000

Nine months ended June 30, 2008
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2007	345,000	$5.96
Granted	-
Exercised	(113,000)	$1.98
Forfeited/Expired	-
Outstanding at June 30, 2008	232,000	$7.90	2.7	$1,244,000

Exercisable at June 30, 2008	179,500	$7.51	2.7	$1,033,000

Total share-based compensation expense for equity-classified awards vested in the three and nine months ended June 30, 2008 was $7,000 and $28,000, respectively, as compared to $17,000 and $60,000 during the three and nine months ended June 30, 2007, respectively.  There was no impact on income taxes as the expense relates to qualified options.

The total intrinsic value of equity options exercised during the nine months ended June 30, 2008 was $1,047,000, as compared to $228,000 and $1,178,000 during the three and nine months ended June 30, 2007, respectively.  No equity options were exercised during the three months ended June 30, 2008.

Barnwell recorded tax benefits of $60,000 and $138,000 in the three and nine months ended June 30, 2008, respectively, related to employees’ disqualification of qualified stock options.  The tax benefits are reflected as increases in additional paid-in capital in the three and nine months ended June 30, 2008.  There were no tax benefits from disqualification of stock options in the three and nine months ended June 30, 2007.

Liability-classified Awards

In December 2007, Barnwell granted stock options to acquire 100,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $12.92 per share (market price on date of grant).  The stock options were issued in March 2008 under the 2008 Plan, which received shareholder approval on March 3, 2008.  These options vest annually over four years commencing one year from the date of grant and expire in December 2017.  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

In May 2008, Barnwell granted stock options to acquire 240,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $11.40 per share (market price on date of grant).  The stock options were issued under the 2008 Plan.  These options vest annually over four years commencing one year from the date of grant and expire in May 2018.  These options have stock appreciation rights that permit the holders to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three and nine months ended June 30, 2008 and 2007:

	Three and nine months ended June 30,
	2008	2007
Expected volatility range	34.9% to 39.5%	32.8% to 36.0%
Weighted-average volatility	36.4%	33.5%
Expected dividends	1.8%	1.0% to 1.2%
Expected term (in years)	6.4 to 9.9	0.9 to 5.0
Risk-free interest rate	3.5% to 4.0%	4.9%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Earnings.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three and nine months ended June 30, 2008 is presented below:

Three months ended June 30, 2008
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at April 1, 2008	296,000	$9.35
Granted	240,000	$11.40
Exercised	(40,000)	$2.60
Forfeited/Expired	-
Outstanding at June 30, 2008	496,000	$10.89	8.7	$1,176,000

Exercisable at June 30, 2008	72,000	$8.80	6.4	$321,000

Nine months ended June 30, 2008
			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2007	196,000	$7.54
Granted	340,000	$11.85
Exercised	(40,000)	$2.60
Forfeited/Expired	-
Outstanding at June 30, 2008	496,000	$10.89	8.7	$1,176,000

Exercisable at June 30, 2008	72,000	$8.80	6.4	$321,000

Total share-based compensation for liability-classified awards was a $575,000 expense and a $115,000 benefit for the three and nine months ended June 30, 2008, respectively, as compared to expenses of $138,000 and $982,000 for the three and nine months ended June 30, 2007, respectively.  The related income tax effects were a $198,000 benefit and a $39,000 expense for the three and nine months ended June 30, 2008, respectively, and benefits of $46,000 and $338,000 for the three and nine months ended June 30, 2007, respectively.  Included in share-based compensation for liability-classified awards for the three and nine months ended June 30, 2008 were $157,000 and $318,000, respectively, of compensation expense related to shares that vested during each respective period and a $418,000 expense and a $433,000 benefit, respectively, due to remeasurement at June 30, 2008 of the fair value of previously vested shares.  Included in share-based compensation for liability-classified awards for the three and nine months ended June 30, 2007 were $108,000 and $372,000, respectively, of compensation expense related to shares that vested during each respective period and $30,000 and $610,000, respectively, of compensation expense due to remeasurement at June 30, 2007 of the fair value of previously vested shares.

In May 2008, the stock appreciation rights feature of 40,000 shares of non-qualified options was exercised and $458,000 was paid in cash by Barnwell.  The estimated current tax benefit to be realized for the tax deduction of this exercise is $156,000 for the three and nine months ended June 30, 2008.

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

As of June 30, 2008, Kaupulehu 2007 owns four parcels in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the Island of Hawaii, within and adjacent to the Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Kaupulehu 2007 is in the process of developing residences for future sale on two of the parcels and intends to hold the remaining two parcels for investment purposes.  The two parcels held for development are classified as “Residential Lots Under Development” and the other two parcels are classified as “Investment in Residential Parcels” on the Condensed Consolidated Balance Sheet at June 30, 2008.

In June 2008, Kaupulehu 2007 sold its investments in two of its three remaining rights to purchase lots in the Lot 4A Increment I area to an unrelated party at a price of $221,000 each.  The $443,000 gain from the sale of lot purchase rights is reflected in “Gas processing and other” on the Condensed Consolidated Statements of Earnings for the three and nine months ended June 30, 2008.  The unrelated party used the lot purchase rights acquired from Kaupulehu 2007 to purchase two parcels in the Lot 4A Increment I area from WB KD Acquisition, LLC (“WB”), an entity unrelated to Barnwell.  As Kaupulehu 2007 no longer had an obligation to purchase the aforementioned two parcels, Kaupulehu 2007 received a $400,000 refund of its original deposits for the two lots at $200,000 per lot.  The deposit refunds were received in July 2008, and thus the deposits are included in “Accounts receivable, net” on the Condensed Consolidated Balance Sheet at June 30, 2008.

As of June 30, 2008, one deposit of $200,000 remains.  This deposit secures Kaupulehu 2007’s right to purchase one parcel in the Lot 4A Increment I area at a price of $2,378,000 from WB.  The deposit is classified as “Deposits on Residential Parcels” on the Condensed Consolidated Balance Sheet at June 30, 2008.  The closing date for Kaupulehu 2007’s obligation to purchase the remaining parcel is being negotiated.  If Kaupulehu 2007 were to forfeit the deposit on this remaining parcel, Barnwell would incur an expense as a result of the write-off of its 80% share of the forfeited deposit.

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a director of Barnwell, under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that in addition to a monthly fee, Mr. David Johnston and the building contractor will each receive 20% of the sales profit which is contingent on the sale of each of the two homes under construction.

As of the date of this filing, framing is substantially complete for the two residences being developed for resale and roofing work is nearing completion.  Interior construction, including electrical and air conditioning, is moving forward on both houses.

6.         INVESTMENT IN JOINT VENTURES

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell and 20%-owned by Nearco, Inc., a company controlled by a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 below), owns a 1.5% passive minority interest in Hualalai Investors JV, LLC and in Hualalai Investors II, LLC, owners of Hualalai Resort, and Kona Village Investors, LLC, owner of Kona Village Resort.  Kaupulehu Investors, LLC, accounts for its 1.5% passive investments under the cost method.  These investments are reflected in the Condensed Consolidated Balance Sheets as of June 30, 2008 and September 30, 2007 as “Investment in Joint Ventures.”

7.         INVESTMENT IN LAND INTERESTS

The land interests held by Barnwell at June 30, 2008 through Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest, include development rights under option, rights to receive varying percentages of the gross sales from the sale of lots within approximately 870 acres in the Kaupulehu area by WB, and approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”) which is under a right of negotiation with WB KD Acquisition II, LLC (“WBKD”), an unrelated entity.  Barnwell also holds lot acquisition rights in agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) through Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell.  There is no assurance that any future development rights option payments or percentage of sales payments will be received, nor is there any assurance that WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated for the Mauka Lands.  If the developer of the Mauka Lands is unable to obtain such required land use changes, development terms and agreements with respect to the Mauka Lands and Barnwell is therefore unable to fully recover its investment in the Mauka Lands, we will incur an expense resulting from a write-off of the lot acquisition rights.  Barnwell’s cost of land interests is included in the June 30, 2008 and September 30, 2007 Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests” and consists of the following amounts:

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

Mr. Johnston and his affiliated entities own a direct financial interest in 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest.  The development rights proceeds received during the three and nine months ended June 30, 2008 were reduced by fees of $106,000 and $265,000, respectively, and the percentage of sales payment proceeds received during the three and nine months ended June 30, 2008 were reduced by fees of $26,000 and $71,000, respectively; these fees were payable to Nearco, Inc. (“Nearco”), a company controlled by Mr. Terry Johnston.  A portion of the fees payable was paid to Nearco during the nine months ended June 30, 2008 with the balance paid to Nearco in July 2008.  The development rights proceeds received during the nine months ended June 30, 2007 were reduced by fees to Nearco of $146,000, and the percentage of sales payment proceeds received during the three and nine months ended June 30, 2007 were reduced by fees to Nearco of $26,000 and $167,000, respectively; there were no development rights proceeds, and thus no related fees to Nearco, during the three months ended June 30, 2007.  Under agreements entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell’s wholly-owned subsidiary, Barnwell Hawaiian Properties, Inc., a 50.1% partner of Kaupulehu Developments, is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

Barnwell and Nearco entered into a limited liability limited partnership, Kaupulehu 2007, to acquire house lots for investment and to construct turnkey single-family homes.  Nearco has a 20% ownership interest in Kaupulehu 2007.  As noted in Note 5 above, Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  A significant provision of this agreement is that in addition to a fixed monthly fee, Mr. David Johnston will receive 20% of the sales profit which is contingent on the sale of each of the two homes under construction.  During the three and nine months ended June 30,

2008, Kaupulehu 2007 paid $32,000 and $62,000, respectively, in project management fees to Nearco for project management services rendered by Mr. David Johnston.  No such fees were paid during the three and nine months ended June 30, 2007.  These costs are being capitalized as they are project costs associated with the development and construction of a real estate project and are included in “Residential Lots Under Development” on the Consolidated Balance Sheet at June 30, 2008.

Kaupulehu 2007 has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, with Mr. Terry Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 9 below).

In September 2007, Nearco made a $525,000 loan to Kaupulehu 2007 to partially fund Kaupulehu 2007’s acquisition of a third residential lot.  The loan plus accrued interest, at a floating rate equivalent to the highest interest rate incurred by Kaupulehu 2007 on its bank debt, is payable upon Kaupulehu 2007’s sale of its second completed home.  As of June 30, 2008, interest accrued on the Nearco loan totaled $20,000.  The loan balance is to be reduced by any contributions to Kaupulehu 2007 by Barnwell that are not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.  During fiscal 2008, Barnwell contributed $1,530,000 to Kaupulehu 2007 that was not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.  This resulted in a $382,000 reduction in Nearco’s loan balance to $143,000 and a corresponding increase in the minority interest liability.  Kaupulehu 2007 repaid this loan in full in July 2008.

General and administrative expenses include fees paid to Nearco for services related to Kaupulehu Developments’ leasehold land and Kaupulehu 2007’s residential property.  Fees paid to Nearco by Kaupulehu Developments totaled $9,000 and $54,000, before minority interest, in the three and nine months ended June 30, 2008, respectively, and $18,000 and $78,000, before minority interest, in the three and nine months ended June 30, 2007, respectively.  Kaupulehu 2007 incurred fees to Nearco of $27,000, before minority interest, in the three and nine months ended June 30, 2008 for professional services rendered in connection with Kaupulehu 2007’s sale of two lot purchase rights to an unrelated party.  There were no such fees incurred in the three and nine months ended June 30, 2007.

9.         LONG-TERM DEBT

A summary of Barnwell’s long-term debt (including the current portion) as of June 30, 2008 and September 30, 2007 is as follows:

	June 30,	September 30,
	2008	2007
Canadian revolving credit facility	$15,399,000	$14,520,000
Real estate revolving credit facility	9,886,000	-
Real estate non-revolving credit facility	428,000	6,845,000
Related party loan	143,000	525,000
Drill rig financing	487,000	568,000

Total long-term debt	$26,343,000	$22,458,000

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2008 for $20,000,000 Canadian dollars, or approximately US$19,634,000 at June 30, 2008 exchange rates.  Borrowings under this facility were US$15,399,000 at June 30, 2008 and are included in long-term debt.  At June 30, 2008, Barnwell had unused credit available under this facility of approximately US$4,235,000.

The facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.0%, at U.S. prime plus 0.75%, or in Canadian dollars at Canadian prime plus 0.75%.  A standby fee of 0.35% per annum is charged on the unused facility balance.  Under the financing agreement, the facility is reviewed annually, with the next review planned for April 2009.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  The primary focus of the annual review is on the future cash flows that will be generated by Barnwell’s Canadian oil and natural gas properties.  Additionally, Royal Bank of Canada may adjust the total amount of the credit facility during its next review.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  No debt repayments would be required on or before June 30, 2009 if the facility were converted to a two-year term loan.  Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan.  The facility is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment.  The facility is guaranteed by Barnwell.  No compensating bank balances are required for this facility.

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, obtained a $7,500,000 non-revolving credit facility in fiscal 2007 to finance the acquisition of real estate parcels and a portion of the initial home construction on those parcels.  In December 2007, Kaupulehu 2007 refinanced $6,600,000 of the $7,068,000 outstanding borrowings under the facility with a new revolving credit facility from another financial institution.  The new facility provides $16,000,000 of credit under a revolving line of credit for the purpose of refinancing the acquisition of three parcels purchased in fiscal 2007, financing the acquisition of a fourth parcel purchased in January 2008, and financing costs of home construction on the said four lots.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  The term of the loan is 36 months and advances shall not exceed: (i) 75% of the appraised as-is value of each parcel, or (ii) 80% of the appraised value of the completed home and parcel for each home under construction.  The interest rate available for borrowings under this facility is a floating rate equal to the financial institution’s floating base rate or the one-month London Interbank Offer Rate plus 2.50%.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot; the loan agreement defines net sales proceeds as the gross sales price of the home and lot, less reasonable real estate commissions, closing costs, and fees of the building contractor and project manager, as approved by the financial institution.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes to be built.  Kaupulehu 2007 incurred a 1% loan commitment fee totaling $160,000.  Borrowings under the facility are subject to a loan advance limitation based on the appraised value of the underlying security.  The loan advance limitation may be reduced as a result of a decrease in appraised values of the underlying security.  If borrowings under the facility exceed the loan advance limitation, Barnwell will be required to make debt repayments in the amount of the excess.

At June 30, 2008, Kaupulehu 2007’s borrowings under the revolving credit facility were $9,886,000.  The facility expires in December 2010.  Accordingly, the $9,886,000 is classified as long-term debt on the Condensed Consolidated Balance Sheet at June 30, 2008.  At June 30, 2008, Barnwell had unused credit available under this facility of approximately $6,114,000.  The $428,000 portion of the outstanding loan balance under the non-revolving facility that was not refinanced was due October 1, 2008 and was repaid in full in July 2008, and accordingly, is classified as a current liability on the Condensed Consolidated Balance Sheet at June 30, 2008.

Kaupulehu 2007 capitalizes interest costs on residential lots under development while development and construction is in progress and intends to include these costs in cost of sales when homes are sold.  Capitalized interest costs totaled $98,000 and $286,000 for the three and nine months ended June 30, 2008, respectively.

As also discussed in Note 8 above, Nearco made a $525,000 loan to Kaupulehu 2007 to partially fund Kaupulehu 2007’s acquisition of a third residential lot in September 2007.  The loan plus accrued interest, at a floating rate equivalent to the highest interest rate incurred by Kaupulehu 2007 on its bank debt, is payable upon Kaupulehu 2007’s sale of its second completed home.  Barnwell does not expect the sale of the second home to occur on or before June 30, 2009; accordingly, the partner loan is classified as long-term debt on the Condensed Consolidated Balance Sheet at June 30, 2008.  The loan balance is to be reduced by any contributions to Kaupulehu 2007 by Barnwell that are not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.  During fiscal 2008, Barnwell contributed $1,530,000 to Kaupulehu 2007 that was not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.  This resulted in a $382,000 reduction in Nearco’s loan balance to $143,000 and a corresponding increase in the minority interest liability.  Kaupulehu 2007 repaid this loan in full in July 2008.

Interest costs for the three and nine months ended June 30, 2008 and 2007 are summarized as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest costs incurred	$355,000	$338,000	$1,120,000	$794,000
Less interest costs capitalized on residential lots under development	98,000	56,000	286,000	56,000

Interest expense	$257,000	$282,000	$834,000	$738,000

10.       SEGMENT INFORMATION

Barnwell operates four segments: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas); 2) investment in leasehold land and other real estate interests in Hawaii (land investment); 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling); and 4) acquisition of property for investment and development of homes for sale in Hawaii (residential real estate, established January 2007).

The following is certain financial information related to Barnwell’s reporting segments.  All revenues reported are from external customers.

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Oil and natural gas	$14,646,000	$9,342,000	$36,239,000	$26,370,000
Land investment	2,066,000	402,000	5,272,000	4,911,000
Contract drilling	2,674,000	1,747,000	7,267,000	4,092,000
Residential real estate	443,000	-	443,000	-
Other	466,000	160,000	921,000	469,000
Total before interest income	20,295,000	11,651,000	50,142,000	35,842,000
Interest income	61,000	162,000	181,000	402,000
Total revenues	$20,356,000	$11,813,000	$50,323,000	$36,244,000

Depreciation, depletion and amortization:
Oil and natural gas	$3,578,000	$3,266,000	$10,682,000	$9,449,000
Contract drilling	107,000	57,000	287,000	164,000
Other	45,000	50,000	140,000	149,000
Total depreciation, depletion and amortization	$3,730,000	$3,373,000	$11,109,000	$9,762,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$8,461,000	$3,500,000	$18,018,000	$9,514,000
Land investment, net of minority interest	1,614,000	314,000	4,119,000	3,837,000
Contract drilling	401,000	111,000	1,037,000	251,000
Residential real estate, net of minority interest	354,000	-	354,000	-
Other	421,000	110,000	781,000	320,000
Total operating profit	11,251,000	4,035,000	24,309,000	13,922,000

General and administrative expenses, net of minority interest	(4,138,000)	(2,251,000)	(10,279,000)	(8,079,000)
Bad debt expense	(608,000)	-	(608,000)	-
Interest expense	(257,000)	(282,000)	(834,000)	(738,000)
Interest income	61,000	162,000	181,000	402,000
Earnings before income taxes	$6,309,000	$1,664,000	$12,769,000	$5,507,000

11.       INCOME TAXES

The components of the income tax provision (benefit) for the three and nine months ended June 30, 2008 and 2007 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Current	$2,730,000	$776,000	$5,564,000	$1,646,000
Deferred	46,000	145,000	(1,332,000)	746,000

	$2,776,000	$921,000	$4,232,000	$2,392,000

During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  This reduction in Canadian federal tax rates resulted in a $909,000 reduction of the net deferred tax liability during the nine months ended June 30, 2008.  There was no such reduction in the three months ended June 30, 2008 or in the three and nine months ended June 30, 2007.  Barnwell’s effective consolidated income tax rate for the nine months ended June 30, 2008, excluding the aforementioned $909,000 impact of the reduction in Canadian income tax rates, was approximately 40%.

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

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2005 – 2007
Various U.S. states	2005 – 2007
Canada federal	2000 – 2007
Various Canadian provinces	2005 – 2007

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans for the three and nine months ended June 30, 2008 and 2007:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2008	2007	2008	2007	2008	2007
Service cost	$51,000	$55,000	$9,000	$11,000	$2,000	$3,000
Interest cost	70,000	71,000	10,000	12,000	13,000	13,000
Expected return on plan assets	(76,000)	(67,000)	-	-	-	-
Amortization of prior service cost	1,000	1,000	1,000	1,000	34,000	34,000
Amortization of net actuarial loss (gain)	5,000	17,000	2,000	8,000	(1,000)	-

Net periodic benefit cost	$51,000	$77,000	$22,000	$32,000	$48,000	$50,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2008	2007	2008	2007	2008	2007

Service cost	$151,000	$160,000	$25,000	$26,000	$7,000	$7,000
Interest cost	209,000	195,000	32,000	30,000	39,000	30,000
Expected return on plan assets	(229,000)	(201,000)	-	-	-	-
Amortization of prior service cost	4,000	4,000	3,000	3,000	102,000	79,000
Amortization of net actuarial loss (gain)	15,000	34,000	5,000	8,000	(3,000)	-

Net periodic benefit cost	$150,000	$192,000	$65,000	$67,000	$145,000	$116,000

Barnwell contributed $450,000 to the Pension Plan during the nine months ended June 30, 2008.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell estimates that it will not make any further contributions to the Pension Plan during the remainder of fiscal 2008.

13.       SHARE REPURCHASE PROGRAM

In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions.  On September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008.  During the year ended September 30, 2007, Barnwell repurchased 10,000 shares for an aggregate purchase price of $155,000, or approximately $15.50 per share, pursuant to the plan.  During the nine months ended June 30, 2008, Barnwell repurchased 106,500 shares of its common stock for $1,596,000, or approximately $14.99 per share.  Of these amounts, 71,500 shares were purchased for $1,062,000, or approximately $14.86 per share, on the open market under the September 20, 2007 authorization, and 35,000 shares were purchased for $15.25 per share, the closing market price on the date of the transaction, or approximately $534,000, in a privately negotiated transaction with an officer/director of Barnwell.  As of June 30, 2008, there were 133,500 shares available for repurchase under the December 2005 authorization.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Barnwell’s management is currently evaluating the effect of these provisions on Barnwell’s results of operations, financial condition and liquidity.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Barnwell does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

16.       SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

	Nine months ended June 30,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$763,000	$681,000
Income taxes	$2,349,000	$641,000

Supplemental disclosure of non-cash investing and financing activities:
Interest financed and not paid in cash	$68,000	$-
Long-term debt borrowings refinanced	$6,600,000	$-
Debt assumed in purchase of drilling rig	$-	$620,000
Debt assumed in purchase of residential parcel held for investment	$2,178,000	$-
Reduction in related party loan with corresponding increase in minority interest liability	$382,000	$-
Reduction in deposits on residential parcels with corresponding increase in accounts receivable	$400,000	$-
Reduction in deposits on residential parcels with corresponding increase in investment in residential parcels	$200,000	$-

During the nine months ended June 30, 2008, 40,000 stock options were exercised by tendering 5,200 shares of Barnwell stock at a market value of $14.95 per share plus $1,000 of cash, resulting in a $20,000 increase in common stock, a $59,000 increase in additional paid-in capital and a $78,000 increase in treasury stock.  During the nine months ended June 30, 2007, 20,000 stock options were exercised by tendering 1,900 shares of Barnwell stock at an average market value of $21.09 per share, resulting in a $10,000 increase in common stock, a $30,000 increase in additional paid-in capital and a $40,000 increase in treasury stock.

During the nine months ended June 30, 2008 and 2007, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $239,000 and $373,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development increased $3,038,000 and decreased $2,849,000 during the nine months ended June 30, 2008 and 2007, respectively.

17.       SUBSEQUENT EVENT

On July 22, 2008, subsequent to the end of the quarter, SemGroup, L.P. announced it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code as well as an application for creditor protection under the Companies’ Creditors Arrangement Act in Canada.  A subsidiary of SemGroup, L.P. is a significant marketer of Barnwell’s oil and natural gas.  As a result of the SemGroup, L.P. bankruptcy filings, Barnwell recorded an allowance for doubtful accounts and bad debt expense of $608,000 during the three and nine months ended June 30, 2008 for June 2008 production sold to the SemGroup, L.P. subsidiary.  Barnwell also estimates that it has additional exposure for July 2008 production, which is estimated to total approximately $550,000.  August 2008 and subsequent production has been moved to a different marketer.  Barnwell believes this matter does not have a material adverse effect on Barnwell’s liquidity or overall financial position.

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

Overview

Barnwell is engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment), 2) investment in leasehold land and other real estate interests in Hawaii (land investment segment), 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment), and 4) acquisition of property for investment and development of homes for sale in Hawaii (residential real estate segment, established January 2007).

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and condensate production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in weather, storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  For example, natural gas prices for Barnwell, based on quarterly averages during the three years ended June 30, 2008, have ranged from a low of $5.09 per thousand cubic feet to a high of $9.76 per thousand cubic feet, and tend to be higher in the winter than in the summer due to increased demand, although this trend has become less pronounced due to the increased use of natural gas to generate electricity for air conditioning in the summer.  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $48.67 per barrel to a high of $117.22 per barrel (the average price for the current period quarter).  Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

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

Kaupulehu Developments’ development rights are under option to a developer for $6,198,000 as of June 30, 2008, comprised of the balance of $886,000 due on December 31, 2008 and two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.

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

Results of Operations

Summary

Net earnings for the three months ended June 30, 2008 totaled $3,533,000, a $2,790,000 (376%) increase from net earnings of $743,000 for the three months ended June 30, 2007.  This increase was largely due to a $7,216,000 increase in operating profits before income taxes, primarily due to higher prices received for all petroleum products and the early receipt of proceeds from the sale of development rights.  The increase in net earnings was partially offset by a $1,893,000 increase, before income taxes, in general and administrative expenses and bad debt expense of $608,000, before income taxes, related to an oil and natural gas segment receivable.

Net earnings for the nine months ended June 30, 2008 totaled $8,537,000, a $5,422,000 (174%) increase from net earnings of $3,115,000 for the nine months ended June 30, 2007.  This increase was largely due to the following items:

•    Operating profits before income taxes increased $10,387,000, primarily due to higher prices received for all petroleum products, partially offset by a $2,226,000 increase, before income taxes, in general and administrative expenses and bad debt expense of $608,000, before income taxes, related to an oil and natural gas segment receivable; and

•    The current year period included a deferred income tax benefit of $909,000 as a result of a decrease in Canadian federal income tax rates; there was no such benefit in the prior year period.

General

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 9% and 14% in the three and nine months ended June 30, 2008, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 1% and decreased 2% at June 30, 2008 as compared to March 31, 2008 and September 30, 2007, respectively.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2008 was $337,000, a $1,992,000 decrease from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $2,329,000 for the same period in the prior year.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2008 was $837,000, a $2,124,000 decrease from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $1,287,000 for the same period in the prior year.

Foreign currency transaction gains and losses were not material in the three and nine months ended June 30, 2008 and 2007 and are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three and nine months ended June 30, 2008 as compared to the three and nine months ended June 30, 2007.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit, where applicable.  As discussed in further detail below, the Alberta Royalty Tax Credit was discontinued effective January 1, 2007.

	Average Price Per Unit
	Three months ended
	June 30,		Increase
	2008	2007	$	%
Natural Gas (MCF)*	$ 9.70	$6.37	$3.33	52%
Oil (Bbls)**	$117.22	$59.11	$58.11	98%
Liquids (Bbls)**	$ 66.08	$39.31	$26.77	68%

	Nine months ended
	June 30,		Increase
	2008	2007	$	%
Natural Gas (MCF)*	$ 7.72	$6.13	$1.59	26%
Oil (Bbls)**	$ 96.18	$53.10	$43.08	81%
Liquids (Bbls)**	$ 57.04	$35.38	$21.66	61%

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2008	2007	Units	%
Natural Gas (MCF)*	832,000	923,000	(91,000)	(10%)
Oil (Bbls)**	41,000	36,000	5,000	14%
Liquids (Bbls)**	24,000	29,000	(5,000)	(17%)

	Nine months ended		Increase
	June 30,		(Decrease)
	2008	2007	Units	%
Natural Gas (MCF)*	2,530,000	2,745,000	(215,000)	(8%)
Oil (Bbls)**	119,000	110,000	9,000	8%
Liquids (Bbls)**	82,000	88,000	(6,000)	(7%)

*      MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $5,304,000 (57%) for the three months ended June 30, 2008, as compared to the same period in the prior year, primarily due to significant increases in natural gas, oil and natural gas liquids prices, which increased 52%, 98% and 68%, respectively, as compared to the same period in the prior year.

Oil and natural gas revenues increased $9,869,000 (37%) for the nine months ended June 30, 2008, as compared to the same period in the prior year, primarily due to significant increases in oil, natural gas and natural gas liquids prices, which increased 81%, 26% and 61%, respectively, as compared to the same period in the prior year.

Oil and natural gas prices are determined by many factors that are outside of our control. Historically, oil and natural gas prices have been volatile and subject to wide price fluctuations.  Oil and natural gas prices are affected by changes in market supply and demand, which are impacted by overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors.  As a result, we cannot accurately predict future oil, natural gas and NGL prices and, therefore, we cannot accurately predict future oil and natural gas revenues.

Net natural gas production decreased 10% and 8% for the three and nine months ended June 30, 2008, respectively, as compared to the same periods in the prior year, due primarily to natural declines in production from both older and newer properties.

Net oil production increased 14% and 8% during the three and nine months ended June 30, 2008, respectively, as compared to the same periods in the prior year, due to production from new oil wells.  The increase was partially offset by natural declines in production from both older and newer properties.  Production from wells brought on stream in the nine months ended June 30, 2008 totaled 35,000 MCF of natural gas and 4,000 barrels of oil.

The Alberta Royalty Tax Credit (“ARTC”) program was discontinued by the Alberta government, effective January 1, 2007.  Accordingly, no ARTC credits were received during the three and nine months ended June 30, 2008 or for the three months ended June 30, 2007.  Credits from the ARTC program totaled $111,000 during the nine months ended June 30, 2007.  Credits received by Barnwell under the ARTC program through December 31, 2006 were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.

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

Oil and natural gas operating expenses increased $31,000 (1%) and $132,000 (2%) for the three and nine months ended June 30, 2008, respectively, as compared to the same periods in the prior year.  Oil and natural gas operating expenses increased due to 9% and 14% increases in the average exchange rates of the Canadian dollar to the U.S. dollar for the three and nine months ended June 30, 2008, respectively, however the increases were partially offset by lower workover activity at certain older properties and a decrease in utilities costs.

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

Revenues, minority interest in earnings and operating profit related to sales of development rights under option for the three and nine months ended June 30, 2008 and 2007 are summarized as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Sale of development rights under option:
Proceeds	$1,770,000	$-	$4,426,000	$2,438,000
Fees	106,000	-	265,000	146,000
Revenues - sale of development rights, net	1,664,000	-	4,161,000	2,292,000
Minority interest in earnings	364,000	-	910,000	501,000

Operating profit - sale of development rights, net	$1,300,000	$-	$3,251,000	$1,791,000

There were no sales of development rights in the three months ended June 30, 2007.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The total amount of remaining future option receipts, if all options are fully exercised, is $6,198,000 as of June 30, 2008, comprised of the balance of $886,000 due on December 31, 2008 and two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

The following table summarizes the percentage of sales revenues received from WB KD Acquisition, LLC (“WB”), an unrelated entity, and related minority interest in earnings and operating profit for the three and nine months ended June 30, 2008 and 2007:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Sale of interest in leasehold land:
Proceeds	$428,000	$428,000	$1,182,000	$2,786,000
Fees	26,000	26,000	71,000	167,000
Revenues - sale of interest in leasehold land, net	402,000	402,000	1,111,000	2,619,000
Minority interest in earnings	88,000	88,000	243,000	573,000

Operating profit - sale of interest in leasehold land, net	$314,000	$314,000	$868,000	$2,046,000

In December 2007, WB sold one single-family lot from Increment I and paid Kaupulehu Developments a percentage of sales payment of $540,000.  In January 2008, WB sold one single-family lot and paid Kaupulehu Developments a percentage of sales payment of $214,000.  This lot was purchased by Kaupulehu 2007 under a lot purchase contract executed in January 2007.  WB is not affiliated with Barnwell, Kaupulehu Developments or Kaupulehu 2007.  Accordingly, the percentage of sales payment received from WB in January 2008 has been recorded as revenues and has not been eliminated.  In June 2008, WB sold two single-family lots from Increment I and paid Kaupulehu Developments a percentage of sales payment of $428,000.

During the three and nine months ended June 30, 2007, WB sold two and five single-family lots, respectively, from Increment I.  The two single-family lots that were sold during the quarter ended June 30, 2007 were purchased by Kaupulehu 2007 under the aforementioned lot purchase contract.  As a result of the lots sales, WB paid Kaupulehu Developments percentage of sales payments totaling $428,000 and $1,446,000 for the three and nine months ended June 30, 2007, respectively.  Additionally, in December 2006, WB paid Kaupulehu Developments a percentage of sales payment of $1,340,000, representing the minimum payment due on December 31, 2006.

There is no assurance that any future percentage of sales payments will be received.

Contract drilling

Contract drilling revenues and costs increased $927,000 (53%) and $587,000 (37%), respectively, for the three months ended June 30, 2008, as compared to the same period in the prior year.  The contract drilling segment generated a $401,000 operating profit before general and administrative expenses in the three months ended June 30, 2008, an increase of $290,000 as compared to the same period of the prior year, primarily due to increases in well drilling activity, higher values and margins of contracts performed in the current quarter as compared to the same period in the prior year, and a decrease in operating profit in the prior year period due to higher drilling costs incurred on contracts performed.

Contract drilling revenues and costs increased $3,175,000 (78%) and $2,266,000 (62%), respectively, for the nine months ended June 30, 2008, as compared to the same period in the prior year.  The contract drilling segment generated a $1,037,000 operating profit before general and administrative expenses in the nine months ended June 30, 2008, an increase of $786,000 as compared to the same period of the prior year, primarily due to increases in well drilling and pump installation activity, higher values and margins of contracts performed in the current year period as compared to the same period in the prior year, and a decrease in well drilling operating profit in the prior year period due to higher drilling costs incurred on contracts performed.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

Gas processing and other

Gas processing and other income increased $648,000 (201%) and $674,000 (77%) for the three and nine months ended June 30, 2008, respectively, as compared to the same periods in the prior year.  The increases were primarily due to current quarter gains of $443,000 from the sale of lot purchase rights (see further discussion in Note 5 in the “Notes to Condensed Consolidated Financial Statements”) and $260,000 which represents insurance proceeds received on the involuntary conversion of an incapacitated drill rig that had been fully depreciated.

General and administrative expenses

General and administrative expenses increased $1,893,000 (82%) and $2,226,000 (27%) for the three and nine months ended June 30, 2008, as compared to the same periods in the prior year.  The increase for the three months ended June 30, 2008 was primarily attributable to a $1,231,000 increase in current compensation costs, a $437,000 increase in stock appreciation rights expense primarily resulting from fluctuations in Barnwell’s stock price, and a $202,000 increase in professional services primarily due to regulatory compliance efforts.  The increase for the nine months ended June 30, 2008 was primarily attributable to a $1,958,000 increase in current compensation costs, a $378,000 increase in professional services primarily due to regulatory compliance efforts, and decreased administrative expense reimbursements from oil and natural gas joint venture partners of $309,000.  The increase was partially offset by a $525,000 decrease in incentive and other compensation costs, primarily stock appreciation rights expense resulting from fluctuations in Barnwell’s stock price.

Bad debt expense

During the three and nine months ended June 30, 2008, Barnwell recorded a $608,000 bad debt reserve against oil and natural gas segment receivables associated with the bankruptcy of SemGroup, L.P. (see further discussion on the SemGroup, L.P. bankruptcy in Note 17 in the “Notes to Condensed Consolidated Financial Statements”).  No bad debt expense was recorded in the same periods of the prior year.

Barnwell also estimates that it has additional exposure for July 2008 production, which is estimated to total approximately $550,000.  August 2008 and subsequent production has been moved to a different marketer.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization increased $357,000 (11%) for the three months ended June 30, 2008, as compared to the same period in the prior year, due primarily to a 9% increase in the average exchange rate of the Canadian dollar to the U.S. dollar as well as an 8% increase in the depletion rate.  The increase was partially offset by a 7% decrease in production (in MCF equivalents where one barrel of oil and natural gas liquids is converted to 5.8 MCF equivalents).

Depreciation, depletion, and amortization increased $1,347,000 (14%) for the nine months ended June 30, 2008, as compared to the same period in the prior year, due primarily to a 14% increase in the average exchange rate of the Canadian dollar to the U.S. dollar as well as a 5% increase in the depletion rate.  The increase was partially offset by a 5% decrease in production.

Interest expense

Interest expense decreased $25,000 (9%) for the three months ended June 30, 2008, as compared to the same period in the prior year primarily due to lower average interest rates, partially offset by higher average loan balances.

Interest expense increased $96,000 (13%) for the nine months ended June 30, 2008, as compared to the same period in the prior year primarily due to higher average loan balances, partially offset by lower average interest rates.

Interest costs for the three and nine months ended June 30, 2008 and 2007 are summarized as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest costs incurred	$355,000	$338,000	$1,120,000	$794,000
Less interest costs capitalized on residential lots under development	98,000	56,000	286,000	56,000

Interest expense	$257,000	$282,000	$834,000	$738,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  This reduction in Canadian federal tax rates resulted in a $909,000 reduction of the net deferred tax liability during the nine months ended June 30, 2008.  There was no such reduction in the three months ended June 30, 2008 or in the three and nine months ended June 30, 2007.  Barnwell’s effective consolidated income tax rate for the nine months ended June 30, 2008, excluding the aforementioned $909,000 impact of the reduction in Canadian income tax rates, was approximately 40%.

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

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2005 – 2007
Various U.S. states	2005 – 2007
Canada federal	2000 – 2007
Various Canadian provinces	2005 – 2007

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash flows provided by operations totaled $12,897,000 for the nine months ended June 30, 2008, a $9,631,000 (295%) increase from cash flows provided by operations of $3,266,000 for the same period in the prior year.  This increase was due primarily to an increase in operating profit generated by Barnwell’s oil and natural gas segment.

Net cash used in investing activities totaled $5,462,000 during the nine months ended June 30, 2008, as compared to $13,811,000 during the same period of the prior year.  Cash outflows from investing activities decreased primarily due to prior year’s investments made to acquire a 1.5% passive minority interest in joint ventures, lot acquisition rights, and deposits to acquire residential parcels; no such investments were made during the same period in the current year.  The decrease in cash outflows from investing activities was also attributable to decreased capital expenditure payments, primarily associated with Barnwell’s oil and natural gas segment, during the nine months ended June 30, 2008, as compared to the same period of the prior year.  During the nine months ended June 30, 2008, Barnwell acquired a residential lot for investment, $2,178,000 of which was directly financed by a bank and thus is reflected as a non-cash investing activity.

Cash flows used in financing activities totaled $1,614,000 for the nine months ended June 30, 2008 as compared to $5,318,000 of cash flows provided by financing activities in the same period of the prior year.  This increase in cash outflows was primarily due to Barnwell stock repurchases of $1,596,000 in the nine months ended June 30, 2008; no stock repurchases were made in the same period of the prior year.  The increase in cash outflows is also attributable to a prior year capital contribution received from a minority interest partner; no such contribution was received in the same period during the current year.  Cash outflows from financing activities were partially offset by decreased dividend payments during the nine months ended June 30, 2008, as compared to the same period in the prior year.  For the nine months ended June 30, 2008, proceeds from long-term debt borrowings totaled $2,264,000, and $2,178,000 of debt borrowings resulted from direct bank financing of the purchase of a real estate parcel which is reflected as a non-cash financing activity.

In December 2007, Barnwell declared a cash dividend of $0.05 per share payable January 22, 2008 to stockholders of record on January 7, 2008.

In February 2008, Barnwell declared a cash dividend of $0.05 per share payable March 17, 2008 to stockholders of record on March 3, 2008.

In May 2008, Barnwell declared a cash dividend of $0.05 per share payable June 16, 2008 to stockholders of record on June 2, 2008.

In August 2008, Barnwell declared a cash dividend of $0.075 per share payable September 22, 2008 to stockholders of record on September 8, 2008.

In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions.  On September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008.  During the year ended September 30, 2007, Barnwell repurchased 10,000 shares for an aggregate purchase price of $155,000, or approximately $15.50 per share, pursuant to the plan.  During the nine months ended June 30, 2008, Barnwell repurchased 106,500 shares of its common stock for $1,596,000, or approximately $14.99 per share.  Of these amounts, 71,500 were purchased for $1,062,000, or approximately $14.86 per share, on the open market under the September 20, 2007 authorization and 35,000 shares were purchased for $15.25 per share, the closing market price on the date of the transaction, or approximately $534,000, in a privately negotiated transaction with an officer/director of Barnwell.  As of June 30, 2008, there were 133,500 shares available for repurchase under the December 2005 authorization.

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock, par value $0.50 per share.

At June 30, 2008, Barnwell had $15,827,000 in cash and cash equivalents and approximately $10,349,000 of available credit under its credit facilities.

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

Subsequent to the end of the quarter ended June 30, 2008, Barnwell paid off the balances of $428,000, $143,000, and $487,000 on its real estate non-revolving credit facility, related party, and drill rig financing loans, respectively.

Residential Real Estate Capital Expenditures

Construction of the two residences being developed for resale commenced in January 2008.  Capital expenditures related to construction of the two residences, including accrued capital expenditures and capitalized interest, totaled $1,416,000 and $2,828,000 for the three and nine months ended June 30, 2008, respectively.  As of the date of this filing, framing is substantially complete for the two residences being developed for resale and roofing work is nearing completion.  Interior construction, including electrical and air conditioning, is moving forward on both houses.

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

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $3,919,000 and $13,284,000 for the three and nine months ended June 30, 2008, respectively, as compared to $1,328,000 and $10,747,000 during the three and nine months ended June 30, 2007.  During the three months ended June 30, 2008, Barnwell participated in the drilling of 10 gross (2.7 net) wells in Canada.  Of the 10 gross wells, 9 gross (2.0 net) wells appear to be successful or are currently being evaluated and 1 gross (0.7 net) well was not successful.  All wells were drilled in Alberta and Barnwell’s average working interest in these wells is 27%.  Barnwell initiated 4 gross (2.1 net) of the 10 gross wells drilled during the three months ended June 30, 2008.  During the nine months ended June 30, 2008, Barnwell participated in the drilling of a total of 20 gross (5.9 net) wells of which 18 gross (5.1 net) wells appear to be successful or are currently being evaluated and 2 gross (0.8 net) wells were not successful.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Management estimates that oil and natural gas capital expenditures for fiscal 2008 will range from $18,000,000 to $20,000,000.

Contractual Obligations

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2008 for $20,000,000 Canadian dollars, or approximately US$19,634,000 at June 30, 2008 exchange rates.  Borrowings under this facility were US$15,399,000 at June 30, 2008 and are included in long-term debt.  At June 30, 2008, Barnwell had unused credit available under this facility of approximately US$4,235,000.  The facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.0%, at U.S. prime plus 0.75%, or in Canadian dollars at Canadian prime plus 0.75%.  A standby fee of 0.35% per annum is charged on the unused facility balance.

Barnwell, through its interest in Kaupulehu 2007, has an obligation to purchase a parcel at a purchase price of $2,378,000 in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC (“WB”), an unrelated entity.  The closing date for Kaupulehu 2007’s obligation to purchase the remaining parcel is being negotiated.  If Kaupulehu 2007 were to forfeit the deposit on the remaining parcel, Barnwell would incur an expense as a result of the write-off of its 80% share of the forfeited deposit.

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a director of Barnwell, under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that Mr. David Johnston and the building contractor will each receive 20% of the sales profit, which is contingent on the sale of each of the two homes under construction.

As discussed in Note 9 in the “Notes to Condensed Consolidated Financial Statements,” in December 2007, Kaupulehu 2007 refinanced $6,600,000 of its borrowings under a previously outstanding non-revolving credit facility with a new revolving credit facility from another financial institution.  The new facility provides $16,000,000 of credit under a revolving line of credit for the purpose of refinancing the acquisition of the three aforementioned parcels, financing the acquisition of a fourth parcel purchased in January 2008, and financing costs of home construction on the said four lots.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  At June 30, 2008, Barnwell had unused credit available under this facility of approximately $6,114,000.  See further discussion on the Kaupulehu 2007 credit facility in Note 9 in the “Notes to Condensed Consolidated Financial Statements.”

Additionally, please see the “Notes to Consolidated Financial Statements” in Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2007 for discussion on other contractual obligations and commitments.

ITEM 4.      CONTROLS AND PROCEDURES

As of June 30, 2008, an evaluation was carried out by both Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.  There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

 ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

ITEM 6.      EXHIBITS

Page

Exhibit No. 31.1 – Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	41

Exhibit No. 31.2 – Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	42

Exhibit No. 32 – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	43

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: August 8, 2008	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary