Form 10-K
period 2008-09-30
BARNWELL INDUSTRIES INC
filed 2008-12-18
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5103

BARNWELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Alakea Street, Suite 2900, Honolulu, Hawaii	96813-2833
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (808) 531-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.50 per share	NYSE Alternext U.S.

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

                                                                                                                                                      ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                             ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                   Accelerated filer ☐

Non-accelerated filer   ☐  (Do not check if a smaller reporting company)                        Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).               ☐ Yes   ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $49,978,000.

As of December 4, 2008 there were 8,240,160 shares of common stock outstanding.

Documents Incorporated by Reference

1.               Proxy statement to be forwarded to stockholders on or about January 15, 2009 is incorporated by reference in Part III hereof.

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

ITEM 1.                 BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2008 represented Barnwell’s 52nd year of operations.  Barnwell operates in the following four principal business segments:

•      Oil and Natural Gas Segment.  Barnwell engages in oil and natural gas exploration, development, production and sales in Canada.

•      Land Investment Segment.  Barnwell invests in leasehold land and other real estate interests in Hawaii.

•      Residential Real Estate Segment.  Established in January 2007, Barnwell acquires house lots for investment and development of homes for sale in Hawaii.

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

All exploratory and developmental operations are overseen by Barnwell’s Calgary, Alberta staff and Barnwell’s Chief Operating Officer located in Honolulu, along with senior management and independent consultants as necessary.  In fiscal 2008, Barnwell participated in exploratory and developmental operations primarily in the Canadian Province of Alberta, although Barnwell does not limit its consideration of exploratory and developmental operations to this area.

The Province of Alberta charges oil and natural gas producers a royalty for production in Alberta.  The Province of Alberta determines its royalty share of natural gas and of oil by using reference prices that average all natural gas sales and oil sales, respectively, in Alberta.  Royalty rates are calculated on a sliding scale basis, increasing as prices increase up to a maximum royalty rate of 35%.  Additionally, Barnwell pays gross overriding royalties and leasehold royalties on a portion of its natural gas and oil sales to parties other than the Province of Alberta.

On October 25, 2007, the Alberta Government announced a New Royalty Framework (“NRF”) that will take effect on January 1, 2009.  The NRF increases royalty rates on conventional oil and natural gas production whereby royalty rates will be both price-sensitive and production-sensitive and may increase up to a maximum of 50%.  The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Approximately 99% of Barnwell’s gross revenues are derived from properties located within Alberta.  Approximately 85% of all fiscal 2008 royalties related to crown charges, and 15% of Barnwell’s fiscal 2008 royalties related to freehold and override charges which are not directly affected by the NRF.

In November 2008, the Alberta Government announced a one-time option of selecting new transitional rates or NRF rates when drilling a new natural gas or conventional oil well 1,000 to 3,500 meters in depth.  All wells drilled between 2009 and 2013 that adopt the transitional rates will be required to shift to the NRF on January 1, 2014.  All current wells will move to the NRF on January 1, 2009 as previously scheduled.

In fiscal 2008 and 2007, the weighted-average royalty rate paid on all of Barnwell’s natural gas was approximately 23% and 24%, respectively.  The weighted-average rate of all royalties paid to governments and others on natural gas from the Dunvegan Unit, Barnwell’s principal oil and natural gas property, was approximately 25% and 27% in fiscal 2008 and 2007, respectively.  The slight decrease in royalty rate on all properties was primarily due to the lower royalties paid at Dunvegan.  At Dunvegan, the decrease in royalty rate was due to higher operating cost royalty credits received from the Alberta Department of Energy for operating expenditures incurred by Barnwell, a decrease in average gross production per well, and the categorization of these wells as lower productivity, decreasing the royalty rate overall for the property.

In fiscal 2008 and 2007, the weighted-average royalty rate paid on oil was approximately 21% and 20%, respectively.  The slight increase in the weighted-average royalty rate on oil was primarily due to higher average oil prices partially offset by a higher percentage of Barnwell’s fiscal 2008 production of oil coming from newer wells where royalties are assessed at a lower rate than on older wells.

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

Well Drilling Activities

During fiscal 2008, Barnwell participated in the drilling of 26 gross development wells and 6 gross exploratory wells, 29 of which management believes should be capable of production and 3 are dry holes.

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the fiscal years ended September 30, 2008, 2007, and 2006 in which Barnwell participated:

	Productive		Productive		Total Productive
	Oil Wells		Gas Wells		Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2008
Gross*	3.0	3.0	1.0	22.0	4.0	25.0	2.0	1.0	6.0	26.0
Net*	1.2	0.8	0.6	4.3	1.8	5.1	0.8	0.1	2.6	5.2

2007
Gross*	-	9.0	2.0	18.0	2.0	27.0	-	3.0	2.0	30.0
Net*	-	2.4	0.9	2.3	0.9	4.7	-	1.1	0.9	5.8

2006
Gross*	1.0	4.0	2.0	33.0	3.0	37.0	4.0	3.0	7.0	40.0
Net*	0.4	1.1	0.7	9.0	1.1	10.1	1.3	1.0	2.4	11.1

*

The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein. For example, a 50% interest in a well represents one gross well, but 0.5 net well. The gross figures include interests owned of record by Barnwell and, in addition, the portions owned by others.

Barnwell invested $17,662,000 in oil and natural gas properties during fiscal 2008, of which $518,000 (3%) was for acquisition of oil and natural gas leases and lease rentals, $1,451,000 (8%) was for geological and geophysical costs, $8,852,000 (50%) was for intangible drilling costs, and $6,841,000 (39%) was for production equipment.  The major areas of investments in fiscal 2008 were in the Dunvegan, Progress, Bonanza/Balsam, Boundary Lake, Kitty, and Pouce Coupe areas of Alberta and Boundary Lake area of British Columbia.

The Dunvegan Unit, in which Barnwell holds an 8.9% working interest, is Barnwell’s principal oil and natural gas property and is located in Alberta, Canada.  At September 30, 2008, the Dunvegan Unit had 205 producing natural gas wells.  In fiscal 2008, Barnwell participated in the drilling of 10 gross (0.9 net) development gas wells in the Dunvegan area, of which all but one gross (0.1 net) well were successful.  Barnwell also participated in the drilling of four gross (0.5 net) development gas wells in the Dunvegan area (Non-Unit), of which all were successful.  Total capital expenditures at Dunvegan were $3,070,000 in fiscal 2008 as compared to $3,524,000 and $1,781,000 in fiscal 2007 and 2006, respectively.  Barnwell expects that fiscal 2009 capital expenditures at Dunvegan will increase slightly from fiscal 2008’s level with the anticipated drilling of 5 gross (0.4 net) development gas wells from the Dunvegan Unit and 7 gross (0.6 net) Non-Unit development gas wells.

Capital expenditures totaled $3,498,000 in the Progress area in fiscal 2008 as compared to $1,042,000 in fiscal 2007.  Three gross (1.7 net) wells were drilled in fiscal 2008 of which one gross

(0.5 net) well was successful and on production, one gross (0.3 net) well was waiting to be tied in and one gross (0.9 net) well is still being evaluated at September 30, 2008.  Barnwell did not acquire any undeveloped land in the Progress area in fiscal 2008 and completed development of certain wells drilled in a prior year.  At September 30, 2008 Barnwell’s average working interest in its productive wells in the Progress area was 42%.

Capital expenditures totaled $2,086,000 in the Bonanza/Balsam area in fiscal 2008 as compared to $590,000 in fiscal 2007.  Two gross (1.2 net) wells were drilled in fiscal 2008 of which one gross (0.6 net) well is being evaluated and one gross (0.6 net) well was unsuccessful at September 30, 2008.  Barnwell did not acquire any undeveloped land in the Bonanza/Balsam area in fiscal 2008.  At September 30, 2008 Barnwell’s average working interest in its productive wells in the Bonanza/Balsam area was 31%.

Capital expenditures totaled $2,557,000 in the Boundary Lake area of Alberta in fiscal 2008 as compared to $1,335,000 in fiscal 2007.  One gross (0.2 net) well was drilled in fiscal 2008 which was successful and waiting to be tied in at September 30, 2008.  Barnwell’s fiscal 2008 capital expenditures in facilities within the Boundary Lake area of Alberta amounted to $1,126,000.  Barnwell did not acquire any undeveloped land in the Boundary Lake area of Alberta in fiscal 2008.  At September 30, 2008, Barnwell’s average working interest in its productive wells in the Boundary Lake area of Alberta was 27%.

Capital expenditures totaled $1,557,000 in the Boundary Lake area of British Columbia in fiscal 2008 as compared to $761,000 in fiscal 2007.  Two gross (0.5 net) wells were drilled in fiscal 2008 which were successful and waiting to be tied in at September 30, 2008.  Barnwell’s fiscal 2008 capital expenditures in facilities within the Boundary Lake area of British Columbia amounted to $484,000.  Barnwell did not acquire any undeveloped land in the Boundary Lake area of British Columbia in fiscal 2008 and completed development of certain wells drilled in a prior year.  At September 30, 2008, Barnwell’s average working interest in its productive wells in the Boundary Lake area of British Columbia was 24%.

Capital expenditures totaled $654,000 in the Kitty area in fiscal 2008.  One gross (0.2 net) well was successfully drilled in fiscal 2008 and on production at September 30, 2008.  In the Kitty area, Barnwell acquired oil and natural gas rights in 640 gross (160 net) acres of undeveloped land in fiscal 2008.  At September 30, 2008 Barnwell’s average working interest in its productive wells in the Kitty area was 25%.

Capital expenditures totaled $323,000 in the Pouce Coupe area in fiscal 2008.  Two gross (0.2 net) wells were drilled in fiscal 2008 of which one gross (0.1 net) well was on production and one gross (0.1 net) well was waiting to be tied in at September 30, 2008.   Barnwell did not acquire any undeveloped land in the Pouce Coupe area in fiscal 2008.  At September 30, 2008 Barnwell’s average working interest in its productive wells in the Pouce Coupe area was 7%.

Barnwell participated in 12 gross (4.9 net) wells, 16 gross (5.2 net) wells, and 28 gross (11.7 net) wells in fiscal 2008, 2007 and 2006, respectively, that were on prospects developed by Barnwell.

The following table summarizes the number of wells Barnwell was in the process of drilling as of September 30, 2008:

	Wells Being Drilled at September 30, 2008
	Oil Wells		Gas Wells
	Exp.	Dev.	Exp.	Dev.
Gross*	0.0	0.0	0.0	1.0
Net*	0.0	0.0	0.0	0.2

*      The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents one gross well, but 0.5 net well.  The gross figures include interests owned of record by Barnwell and, in addition, the portions owned by others.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net unit production for the last three fiscal years, based on sales of crude oil, natural gas, condensate and other natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production and depletion costs for such production during the same periods.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit, where applicable.  As discussed in further detail below, the Alberta Royalty Tax Credit was discontinued effective January 1, 2007.  Barnwell’s net production in fiscal 2008, 2007 and 2006 was derived primarily from the Province of Alberta.

	Year ended September 30,
	2008	2007	2006
Annual net production:
Natural gas liquids (BBLS)*	107,000	114,000	115,000
Oil (BBLS)*	160,000	146,000	145,000
Natural gas (MCF)*	3,349,000	3,615,000	3,629,000
Annual average sale price per unit of production:
BBL of natural gas liquids**	$ 61.02	$ 37.36	$ 40.18
BBL of oil**	$100.15	$ 56.96	$ 56.85
MCF of natural gas***	$ 7.77	$ 5.88	$ 6.67
Annual average production cost per MCFE produced****	$ 1.97	$ 1.83	$ 1.45
Annual average depletion cost per MCFE produced*****	$ 2.89	$ 2.49	$ 2.17

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

In fiscal 2008, approximately 54%, 33% and 13% of Barnwell’s oil and natural gas revenues were from the sale of natural gas, oil and natural gas liquids, respectively.

In fiscal 2008, Barnwell’s net natural gas production after royalties averaged 9,150 MCF per day, a decrease from 9,900 MCF per day in fiscal 2007.  Gross natural gas production decreased 7% in fiscal 2008, as compared to fiscal 2007, 6% at Dunvegan and 8% at all other properties.  Dunvegan contributed approximately 52% of Barnwell’s net natural gas production in fiscal 2008 and 2007.  In fiscal 2008, natural gas production from the Dunvegan Unit was responsible for approximately 50% of Barnwell’s natural gas revenues, as compared to 51% in fiscal 2007.

Barnwell’s major oil producing properties are the Red Earth, Chauvin and Bonanza/Balsam areas in Canada.  In fiscal 2008, net oil production after royalties averaged 440 barrels per day as compared to an average of 400 barrels per day in fiscal 2007; gross oil production increased 11% as compared to the prior year.  The addition of new wells in the Bonanza/Balsam and Manyberries areas were partially offset by decreased production from the Red Earth and Chauvin areas caused by natural declines from existing wells.

In fiscal 2008, net natural gas liquids production after royalties averaged 290 barrels per day, a decrease from 310 barrels per day in fiscal 2007.  Gross natural gas liquids production declined 4% in fiscal 2008, as compared to fiscal 2007.  These decreases were principally due to lower Dunvegan production which decreased 9% or 25 barrels per day which were partially offset by new natural gas liquids production at Progress.  Dunvegan contributed approximately 83% of Barnwell’s net natural gas liquids production in fiscal 2008.

The average production cost per MCFE was $1.97 for fiscal 2008, an 8% increase from $1.83 for fiscal 2007.  The increase was due to a 10% increase in the average exchange rate of the Canadian dollar to the U.S. dollar in fiscal 2008, as compared to fiscal 2007.  Actual field costs decreased by 6% due to lower repairs and maintenance work performed on older properties.

The average depletion cost per MCFE was $2.89 for fiscal 2008, a 16% increase from $2.49 for fiscal 2007.  The increase was due to a 5% increase in the depletion rate and a 10% increase in the average exchange rate of the Canadian dollar to the U.S. dollar in fiscal 2008, as compared to fiscal 2007.  The 5% increase in the depletion rate was the result of increases over the past several years in Barnwell’s costs of finding and developing proven reserves, which have partially increased due to the rising costs of oil and natural gas exploration and development, along with product prices and the drilling of unsuccessful wells.

Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  Natural gas prices tend to be higher in the winter than in the summer due to increased demand, although this trend has become less pronounced due to the increased use of natural gas to generate electricity for air conditioning in the summer and increased natural gas storage capacity in North America.  Beginning in the quarter ended September 30, 2008 through the date of this filing, oil and natural gas prices have experienced a significant decline.  If prices continue to decline, we may be required to write off the excess of unamortized capitalized costs over the related cost ceiling and reduce oil and natural gas capital expenditures, possibly to a significant degree.

Productive Wells

The following table sets forth the gross and net number of productive wells Barnwell has an interest in as of September 30, 2008.

	Productive Wells*
	Gross**		Net**
Location	Oil	Gas	Oil	Gas
Canada
Alberta	165	583	29.1	66.7
Saskatchewan	7	30	0.3	4.9
British Columbia	4	0	1.0	0.0
Total	176	613	30.4	71.6

*	Eighteen natural gas wells have dual or multiple completions.
**	Please see note (**) on the following table.

Developed Acreage and Undeveloped Acreage

The following table sets forth certain information with respect to oil and natural gas properties of Barnwell as of September 30, 2008.

					Developed and
	Developed		Undeveloped		Undeveloped
	Acreage*		Acreage*		Acreage*
Location	Gross**	Net**	Gross**	Net**	Gross**	Net**
Canada
Alberta	248,728	39,601	237,097	110,146	485,825	149,747
British Columbia	1,827	542	4,704	1,167	6,531	1,709
Saskatchewan	3,140	426	-	-	3,140	426
Total	253,695	40,569	241,801	111,313	495,496	151,882

*

“Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained in effect by the payment of delay rentals or the commencement of drilling thereon.

**

The term “Gross” refers to the total number of acres or wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein. For example, a 50% interest in a 320 acre lease represents 320 gross acres and 160 net acres. The gross acreage and well figures include interests owned of record by Barnwell and, in addition, the portions owned by others.

Barnwell’s leasehold interests in its undeveloped acreage expire over the next fiscal years, if not developed, as follows: 5% expire during fiscal 2009; 33% expire during fiscal 2010; 20% expire during fiscal 2011; 16% expire during fiscal 2012; and 8% expire during fiscal 2013.  Eighteen percent of Barnwell’s undeveloped acreage is related to heavy oil and therefore not subject to expiration.  There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes concentrations in Alberta, at Doris (10,944 net acres), Bonanza/Balsam (8,752 net acres), Bremner (7,424 net acres), Rycroft (7,160 net acres), Thornbury (5,949 net acres), Paddle River (4,896 net acres), Boundary Lake (4,775 net acres) and Mulligan (4,368 net acres).

Reserves

The amounts set forth in the following table, prepared by Paddock Lindstrom & Associates Ltd., Barnwell’s independent reservoir engineering consultants, summarize the estimated net quantities of proved producing reserves and proved reserves of crude oil (including condensate and natural gas liquids) and natural gas as of September 30, 2008, 2007 and 2006 on all properties in which Barnwell has an interest.  These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars.  No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any federal authority or agency, other than the United States Securities and Exchange Commission, since October 1, 2004.

Proved Producing Reserves

	September 30,
	2008	2007	2006
Oil (including natural gas liquids) – barrels (BBLS):
Dunvegan	329,000	387,000	404,000
All other properties	763,000	708,000	665,000
Total	1,092,000	1,095,000	1,069,000

Natural gas – thousand cubic feet (MCF):
Dunvegan	10,493,000	11,577,000	11,503,000
All other properties	8,321,000	7,281,000	7,055,000
Total	18,814,000	18,858,000	18,558,000

Total Proved Reserves (Includes Proved Producing Reserves)

	September 30,
	2008	2007	2006
Oil (including natural gas liquids) – barrels (BBLS):
Dunvegan	337,000	387,000	426,000
All other properties	998,000	1,000,000	877,000
Total	1,335,000	1,387,000	1,303,000

Natural gas – thousand cubic feet (MCF):
Dunvegan	10,697,000	11,577,000	12,074,000
All other properties	12,600,000	12,441,000	12,752,000
Total	23,297,000	24,018,000	24,826,000

As of September 30, 2008, essentially all of Barnwell’s proved producing and total proved reserves were located in the Province of Alberta, with minor volumes located in the Provinces of Saskatchewan and British Columbia.

During fiscal 2008, Barnwell’s total net proved reserves, including proved producing reserves, of oil, condensate and natural gas liquids decreased by 52,000 barrels, and total net proved reserves of natural gas decreased by 721,000 MCF.

The following table, based on information prepared by independent petroleum engineers, Paddock Lindstrom & Associates Ltd., summarizes changes in the estimates of Barnwell’s net interests in total proved reserves of crude oil and natural gas liquids (“NGL”) and natural gas (“MCF” means 1,000 cubic feet of natural gas) which are all in Canada:

	OIL & NGL	GAS
	(Barrels)	(MCF)
Balance at September 30, 2005	1,306,000	25,234,000

Revisions of previous estimates – due to discontinuation of Alberta Royalty Tax Credit	(24,000)	(378,000)
Revisions of previous estimates – due to other	91,000	(865,000)
Extensions, discoveries and other additions	190,000	4,464,000
Less production	(260,000)	(3,629,000)
Balance at September 30, 2006	1,303,000	24,826,000

Revisions of previous estimates	176,000	1,279,000
Extensions, discoveries and other additions	168,000	1,528,000
Less production	(260,000)	(3,615,000)
Balance at September 30, 2007	1,387,000	24,018,000

Revisions of previous estimates	89,000	1,114,000
Extensions, discoveries and other additions	126,000	1,514,000
Less production	(267,000)	(3,349,000)
Balance at September 30, 2008	1,335,000	23,297,000

The upward revisions in reserves in fiscal 2008 were due to improved performance on certain wells drilled in prior years.

Barnwell’s working interest in the Dunvegan area accounted for approximately 46% and 48% of its total proved natural gas reserves at September 30, 2008 and 2007, respectively, and approximately 25% and 28% of total proved oil and natural gas liquids reserves at September 30, 2008 and 2007, respectively.

The following table sets forth Barnwell’s oil and natural gas reserves at September 30, 2008, by property name, based on information prepared by Paddock Lindstrom & Associates Ltd.  Gross reserves are before the deduction of royalties; net reserves are after the deduction of royalties.  This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at September 30, 2008, the date of the projection.  Oil, which includes natural gas liquids, is shown in thousands of barrels (“MBBLS”) and natural gas is shown in millions of cubic feet (“MMCF”).

OIL AND NATURAL GAS RESERVES AT SEPTEMBER 30, 2008

	Total Proved Producing				Total Proved
	Oil & NGL		Gas		Oil & NGL		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Property Name	(MBBLS)		(MMCF)		(MBBLS)		(MMCF)
Dunvegan	492	329	12,390	10,493	503	337	12,642	10,697
Red Earth	278	207	12	9	278	207	12	9
Bonanza/Balsam	154	99	747	652	154	99	747	652
Pouce Coupe South	7	5	1,324	1,112	62	42	1,423	1,195
Medicine River	34	25	485	381	34	25	485	381
Doris	0	0	375	317	0	0	988	861
Faith South	0	0	0	0	0	0	1,011	809
Wood River	75	50	152	134	75	50	390	318
Progress	129	99	2,778	2,357	195	148	3,406	2,833
Pouce Coupe	4	2	358	306	4	2	436	371
Boundary Lake, AB	55	37	477	364	111	71	1,201	918
Boundary Lake, BC	0	0	0	0	81	71	451	377
Other properties	312	239	3,061	2,689	370	283	4,421	3,876
TOTAL	1,540	1,092	22,159	18,814	1,867	1,335	27,613	23,297

Standardized Measure of Estimated Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%).  Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions.  Net revenues have been calculated using year-end sales prices and current costs, after deducting all royalties, operating costs, future estimated capital expenditures, and income taxes.

	Proved Producing	Total Proved
	Reserves	Reserves
Year ending September 30,
2009	$ 20,571,000	$ 23,315,000
2010	16,316,000	20,440,000
2011	12,978,000	15,856,000
Thereafter	49,102,000	64,345,000
	$ 98,967,000	$123,956,000

Present value (discounted at 10%) at September 30, 2008	$ 70,456,000 *	$ 88,246,000 *

*

These amounts do not purport to represent, nor should they be interpreted as, the fair value of Barnwell’s natural gas and oil reserves. An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $5.94 per 1,000 cubic feet and an oil price of $92.76 per barrel as of September 30, 2008) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Marketing of Oil and Natural Gas

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts between itself and marketers of oil.  The price of oil and natural gas liquids is freely negotiated between the buyers and sellers and is largely determined by the world price for oil, which is principally denominated in U.S. dollars.

Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers and is principally determined for Barnwell by the North American price for natural gas, which is principally denominated in U.S. dollars.  In fiscal 2008, 2007 and 2006, Barnwell took virtually all of its oil and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf.

Barnwell’s oil and natural gas segment derived 66% of its oil and natural gas revenues in fiscal 2008 from four individually significant customers, ProGas Limited (22%), Glencoe Resources Ltd. (15%), Mercuria Energy Canada Inc. (14%), and Shell Trading Canada (14%).  A substantial portion of Barnwell’s natural gas production from Dunvegan and other properties is sold to aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers.  In fiscal 2008, over 90% of Barnwell’s oil and natural gas revenues were from products sold at spot prices.

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

Different royalty rates are imposed by the provincial governments, the Government of Canada and private interests with respect to the production and sale of crude oil, natural gas and natural gas liquids.  In addition, provincial governments receive additional revenue through the imposition of taxes on crude oil and natural gas owned by private interests within the province.  Essentially, provincial royalties are calculated as a percentage of revenue and vary depending on production volumes, selling prices and the date of discovery.

As discussed above, on October 25, 2007, the Alberta Government announced a New Royalty Framework (“NRF”) that will take effect on January 1, 2009.  The NRF increases royalty rates on conventional oil and natural gas production whereby royalty rates will be both price-sensitive and production-sensitive and may increase up to a maximum of 50%.  The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Approximately 99% of Barnwell’s gross revenues are derived from properties located within Alberta.  Approximately 85% of all fiscal 2008 royalties related to crown charges, and 15% of Barnwell’s fiscal 2008 royalties related to freehold and override charges which are not directly affected by the NRF.

In November 2008, the Alberta Government announced a one-time option of selecting new transitional rates or NRF rates when drilling a new natural gas or conventional oil well 1,000 to 3,500 meters in depth.  All wells drilled between 2009 and 2013 that adopt the transitional rates will be required to shift to the NRF on January 1, 2014.  All current wells will move to the NRF on January 1, 2009 as previously scheduled.

In May 2006, a bill reducing the Province of Alberta’s corporate tax rate from 11.5% to 10.0% effective April 1, 2006 received Royal Assent and was passed into law.  In June 2006, Royal Assent was received on a bill passed by the Parliament of Canada which reduced the federal corporate income tax rate to 19% from 21% by 2010 starting January 1, 2008.  The federal corporate surtax was also eliminated effective January 1, 2008.  Accordingly, as a result of these reductions in Canadian tax rates, Barnwell’s Canadian net deferred income tax liabilities were reduced by approximately $1,094,000 during fiscal 2006 and $100,000 in fiscal 2007.  During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  This reduction in Canadian federal tax rates resulted in a $909,000 reduction of the net deferred tax liability in fiscal 2008.

In Alberta, a producer of oil or natural gas was entitled to a credit against the royalties payable to Alberta called the Alberta Royalty Tax Credit (“ARTC”).  The ARTC was discontinued by the Alberta government effective January 1, 2007.  Accordingly, no ARTC payments were received during fiscal 2008.  Barnwell received ARTC payments of $111,000 and $438,000 in fiscal years 2007 and 2006, respectively.  The ARTC payments received through December 31, 2006 were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.

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

Operations

Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka’upulehu and Hualalai Golf Club, which opened in 1996, a second golf course, and single-family and multi-family residential units.  These projects were developed by an unrelated entity on leasehold land acquired from Kaupulehu Developments.

Kaupulehu Developments holds the development rights for residentially-zoned leasehold land within and adjacent to Hualalai Golf Club.  These development rights are under option to Hualalai Investors JV, LLC and Hualalai Investors II, LLC, two entities unrelated to Barnwell (hereinafter referred to as “Hualalai Investors”).  Barnwell acquired a 1.5% passive minority interest, through an 80%-owned joint venture, in Hualalai Investors in fiscal 2007.  If Hualalai Investors exercises all remaining options, Kaupulehu Developments expects to receive a total of $6,198,000 as of September 30, 2008.

Between 1993 and 2001, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of single-family and multi-family residential units, a golf course and a limited commercial area on approximately 870 leasehold acres, zoned for resort/residential development, located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu.

In February 2004, Kaupulehu Developments sold its leasehold interest in the approximately 870 acres in two increments (“Increment I” and “Increment II”) to WB KD Acquisition, LLC (“WB”).  There is no affiliation between Kaupulehu Developments and WB.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.  Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Resort Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.

With respect to Increment I, Kaupulehu Developments received an $11,550,000 closing payment and is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  In fiscal 2008 four single family lots were sold, in fiscal 2007 seven single family lots were sold and in fiscal 2006 five single family lots were sold for a total of 16 single-family lots.

In June 2006, Kaupulehu Developments sold its leasehold interest in Increment II to WB and WB KD Acquisition II, LLC (“WBKD”).  There is no affiliation between Kaupulehu Developments and WB or WBKD.  WB and WBKD are both affiliates of RP-Hualalai Investors, LLC and Westbrook Partners.  Pursuant to the sale, Kaupulehu Developments received a $10,000,000 closing payment and is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.

In addition, under the terms of the sale of Increment II, WBKD has the exclusive right to negotiate with Kaupulehu Developments with respect to Kaupulehu Developments’ interest in approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu area located adjacent to Increment II.  This right expires in June 2009 or, if WBKD completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification and rezoning of the aforementioned land, in June 2012.

Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, holds 14 lot acquisition rights as to lots within approximately 5,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, island and state of Hawaii.  The 14 lot acquisition rights give Barnwell the right to acquire 14 residential lots, each of which is currently estimated to be two to five acres in size, which may be developed on the Mauka Lands.  These lands are currently classified as agricultural by the state of Hawaii and, accordingly, the developer of these lands (Hualalai Investors) will need to pursue both state and county of Hawaii approvals for reclassification and rezoning to permit a residential subdivision and negotiate development terms.

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

Residential Real Estate Segment

Overview

Established in fiscal 2007, Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership 80%-owned by Barnwell, acquires house lots for investment and constructs turnkey single-family homes for future sale.

Operations

In fiscal 2007, Kaupulehu 2007 made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB, an unrelated entity.  Each lot under contract had a purchase price of $2,378,000 and the deposit for each lot was to be applied to the purchase price of each lot.

In fiscal 2007, Kaupulehu 2007 purchased three of the aforementioned parcels and in January 2008, Kaupulehu 2007 acquired a fourth residential parcel.   Kaupulehu 2007 is in the process of developing residences for future sale on two of the parcels and intends to hold the third and fourth parcels for investment purposes.

In June 2008, Kaupulehu 2007 sold its investments in two of its three remaining rights to purchase lots in the Lot 4A Increment I area to an unrelated party.  The unrelated party used the lot purchase rights acquired from Kaupulehu 2007 to purchase two parcels in the Lot 4A Increment I area from WB.  As Kaupulehu 2007 no longer had an obligation to purchase the aforementioned two parcels, Kaupulehu 2007 received a $400,000 refund of its original deposits for the two lots at $200,000 per lot.

At September 30, 2008, one deposit of $200,000 remained.  The closing date for Kaupulehu 2007’s obligation to purchase the remaining parcel is being negotiated.

Competition

Barnwell’s residential real estate segment is subject to intense competition in all phases of its operations including the acquisition of land, the building of residential homes, including the need for raw materials and skilled labor, and the search for potential purchasers of completed homes.  The competition comes from numerous independent real estate developers.  The principal factors affecting competition are the location of the project, reputation, design, quality and pricing.  Kaupulehu 2007 is a newcomer and a minor participant in the real estate development industry and competes with many other entities having far greater financial and other resources.

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

Water Resources derived 24%, 47% and 37% of its contract drilling revenues in fiscal 2008, 2007 and 2006, respectively, pursuant to federal, state of Hawaii and county contracts.  At September 30, 2008, Barnwell had accounts receivable from the state of Hawaii and county entities totaling approximately $509,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, state of Hawaii, county and private entities.

Water Resources currently operates in Hawaii and is not subject to seasonal fluctuations.

In fiscal 2008, Water Resources started four well drilling contracts and 10 pump installation contracts and completed four well drilling contracts and eight pump installation contracts.  The four completed well drilling contracts were started in the prior year.  Fifty-eight percent (58%) of well drilling and pump installation jobs, representing 24% of total contract drilling revenues in fiscal 2008, have been pursuant to government contracts.

At September 30, 2008, Water Resources had a backlog of six well drilling contracts and five pump installation and repair contracts, of which four well drilling and three pump installation and repair were in progress as of September 30, 2008.

The dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at November 30, 2008 and 2007 was as follows:

	2008	2007
Well drilling	$ 3,180,000	$ 7,860,000
Pump installation and repair	630,000	1,480,000

	$ 3,810,000	$ 9,340,000

All of the contracts in backlog at November 30, 2008 are expected to be completed within fiscal year 2009.

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

Competitive pressures are expected to remain high, thus there is no assurance that the quantity of available or awarded jobs which occurred in fiscal 2008 will continue.

Financial Information About Industry Segments and Geographic Areas

Note 12 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

As of December 4, 2008, Barnwell employed 53 employees, 49 of which are on a full-time basis.  20 are employed in contract drilling activities, 20 are employed in oil and natural gas activities, and 13 are members of the corporate and administrative staff.  None of our employees are union members.

Environmental Costs

Barnwell is subject to extensive environmental laws and regulations.  Federal, state, and Canadian governmental agencies issue rules and regulations and enforce laws to protect the environment which are often difficult and costly to comply with and which carry substantial penalties for failure to comply, particularly in regard to the discharge of materials into the environment.  These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require Barnwell to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.  Barnwell did not incur material environmental costs in fiscal 2008.

Available Information

We are required to file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”).  These filings are not deemed to be incorporated by reference in this report.  You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.  Furthermore, we maintain an Internet site at www.brninc.com.  We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the SEC.

ITEM 1A.               RISK FACTORS

The business of Barnwell and its subsidiaries face numerous risks, including those set forth below or those described elsewhere in this Form 10-K or in Barnwell’s other filings with the SEC.  The risks described below are not the only risks that Barnwell faces, nor are they necessarily listed in order of significance.  If any of the following risk factors should occur, our profitability, financial condition or liquidity could be materially impacted.

Risks Related to Oil and Natural Gas Segment

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

Oil and natural gas prices are volatile.  Our results of operations and financial condition are highly dependent on the prices of and demand for our oil and natural gas production.

Oil and natural gas prices are volatile and have fluctuated widely during recent years in response to many factors that are beyond our control.  These factors include, but are not limited to, minor changes in supply and demand, market uncertainty, weather, worldwide political instability, foreign supply of oil and natural gas, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment.  Any decline in crude oil or natural gas prices may have a material adverse effect on our operations, financial condition, operating cash flows, borrowing ability, reserves, amount of capital that we are able to allocate for the development of oil and natural gas reserves and future growth.

Energy prices are also subject to other political and regulatory actions outside our control, which may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, or actions or reactions of the government of the United States in anticipation of or in response to such developments.

If oil and natural gas prices decrease, we may be required to take write-downs of the carrying value of our oil and natural gas properties.

We follow the full cost method of accounting for costs related to our oil and natural gas properties.  Under this method, the net book value of properties less related deferred income taxes, may not exceed a calculated “ceiling.”  The ceiling is the estimated after tax future net revenues from proved oil and natural gas properties, discounted at 10% per year.  In calculating discounted future net revenues, oil and natural gas prices in effect at the time of the calculation are held constant, except for changes which are fixed and determinable by existing contracts.  The full cost ceiling is evaluated at the end of each quarter using the prices for oil and natural gas at that date.  The excess, if any, of the net book value above the ceiling is required to be written off as an expense.  A significant decline in oil and natural gas prices from current levels, or other factors, without other mitigating circumstances, could result in reductions in the carrying value of such assets and an equivalent charge to earnings.

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

Our business depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities.  Canadian federal and provincial, as well as United States federal and state, regulation of oil and natural gas production, processing and transportation, tax and energy policies, general economic conditions, and changes in supply and demand could adversely affect our ability to produce and market oil and natural gas.  If market factors change and inhibit the marketing of our production, overall production or realized prices may decline.

We are not the operator and have limited influence over the operations of the majority of our oil and natural gas properties.

We hold minority interests in the majority of our oil and natural gas properties.  As a result, we cannot control the pace of exploration or development or major decisions affecting the drilling of wells or the plan for development and production at non-operated properties, although contract provisions give Barnwell certain consent rights in some matters.  The operator’s influence over these matters can affect the pace at which we incur capital expenditures.  Additionally, as certain underlying joint venture data is not accessible to us, we depend on the operators at non-operated properties to provide us with reliable accounting information.

Our operations are subject to domestic and foreign government regulation and other risks, particularly in the United States and Canada.

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in the United States and Canada, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety.  Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces.  Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations.  We derive a significant portion of our revenues from our operations in Canada.  In fiscal 2008, we derived approximately 75% of our operating revenues from operations in Canada.

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

Tax and other laws and regulations are not always interpreted consistently among local, regional and national authorities.  Income tax laws, other legislation or government incentive programs relating to the oil and natural gas industry may in the future be changed or interpreted in a manner that adversely affects us and our stockholders.  It is also possible that in the future we will be subject to disputes concerning taxation and other matters in Canada, including the manner in which we calculate our income for tax purposes, and these disputes could have a material adverse effect on our financial performance.

We are dependent upon future discoveries or acquisitions of oil and natural gas to maintain our reserves.

We actively explore for oil and natural gas reserves.  However, future exploration and drilling results are uncertain and may involve substantial costs.  Despite this uncertainty or potential cost, discoveries or acquisitions of additional reserves are needed to avoid a material decline in reserves and production.  As a result, future oil and natural gas reserves may be dependent on our success in exploiting existing properties and acquiring additional reserves.  If our access to capital becomes limited or unavailable, our ability to make the necessary capital investments to maintain or expand our oil and natural gas reserves will be impaired.  Additionally, we cannot guarantee that we will be successful in developing additional reserves or acquiring additional reserves on terms that meet our investment objectives.  Without these reserve additions, our reserves will deplete and as a consequence, either production from, or the average reserve life of, our properties will decline.

Actual reserves will vary from reserve estimates.

The value of our common stock depends upon, among other things, the level of reserves of oil and natural gas.  Estimating reserves is inherently uncertain, and the figures herein are only estimates.  Ultimately, actual reserves attributable to our properties will vary from estimates, and those variations may be material.  The estimation of reserves involves a number of factors and assumptions, including, among others:

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

•                  blowouts or other accidents;

•                  adjustments for prior periods;

•                  recovery by the operator of expenses incurred in the operation of the properties; and

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

While we maintain reserves for anticipated liabilities and carry various levels of insurance, we could be affected by civil, criminal, regulatory or administrative actions, claims or proceedings.  We cannot fully protect against all of the risks listed above, nor are all of these risks insurable.  There is no assurance that any applicable insurance or indemnification agreements will adequately protect us against liability for the risks listed above.  We could face substantial losses if an event occurs for which we are not fully insured or are not indemnified against or a customer or insurer fails to meet its indemnification or insurance obligations.  In addition, there can be no assurance that insurance will continue to be available to cover any or all of these risks, or, even if available, that insurance premiums or other costs will not rise significantly in the future, so as to make the cost of such insurance prohibitive.

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

We make and will continue to make substantial capital expenditures in our exploration and development projects.  Without adequate capital resources, our drilling and other activities may be limited and our business, financial condition and results of operations may suffer.  We may not be able to secure necessary financing on reasonable terms or at all and financing may not continue to be available to us under our existing financing arrangements.  If capital resources are unavailable, we may curtail our drilling, development and other activities or be forced to sell some of our assets under untimely or unfavorable terms.  Any such curtailment or sale could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to Land Investment Segment

The real estate investment industry is experiencing a severe and extended downturn that may continue for an indefinite period.  This downturn in economic conditions could adversely affect our business.

The real estate investment industry is cyclical in nature and is particularly vulnerable to shifts in local, regional, and national economic conditions outside of our control such as interest rates, housing demand, population growth, employment levels and job growth and property taxes.  Further, a weakening of the economic drivers in Hawaii, which include tourism, military spending, construction starts and employment, and a decrease in market demand adversely impacted the level of real estate activity in Hawaii.  The industry has experienced a significant decrease in demand for new homes in recent months and this trend may continue for an extended period of time.  Economic conditions in the United States have also weakened recently, which puts continued pressure on consumer confidence for residential real estate.  These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate.  We expect that continued weakness in the industry could adversely affect our business, results of operations and financial condition.

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

Barnwell’s land investment segment is affected by the condition of Hawaii’s real estate market.  The Hawaii real estate market is affected by Hawaii’s economy and Hawaii’s tourism industry, as well as the United States’ economy in general.  Any future cash flows from Barnwell’s land development activities are subject to, among other factors, the level of real estate activity and prices, the demand for new housing and second homes on the island of Hawaii, the rate of increase in the cost of building materials and labor, the introduction of building code modifications, changes to zoning laws, and the level of confidence in Hawaii’s economy.  The future economic growth in certain portions of the island of Hawaii may be adversely affected if its infrastructure, such as roads, airports, medical facilities and schools, are not improved to meet increased demand.  There can be no assurance that these improvements will occur.

The occurrence of natural disasters in Hawaii could adversely affect our business.

The occurrence of natural disasters in Hawaii such as, but not limited to, earthquakes, landslides, hurricanes, tornadoes, volcanic activity, droughts and floods, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects.  The occurrence of natural disasters could also cause increases in property and flood insurance rates and deductibles, which could reduce demand for our properties.

Increases in interest rates, tightening of lending standards and decreases, limitations or restrictions in the availability of mortgage financing and other economic factors outside our control, such as consumer confidence and declines in employment levels could lead to slowed home sales, which could adversely affect our total earned revenues and earnings.

The United States residential mortgage market is experiencing significant disruption.  Mortgage interest rates have recently experienced significant volatility and contributed to the challenging market conditions faced by us and the industry.  In addition, as a result of increased default rates and other factors, the willingness of many lenders to make home mortgage loans has decreased and lenders have tightened their lending standards.  The volatility in interest rates, the decrease in the willingness of lenders to make home mortgage loans, and the tightening of lending standards have made it more difficult for some potential buyers to finance the purchase of our homes.  Potential buyers may not be able to obtain acceptable financing to purchase residential lots within the Kaupulehu area, leading to further declines in the market for homes.  Any limitations or restrictions on the availability of mortgage financing or increases in mortgage interest rates could reduce residential lot sales, thereby reducing our total revenues and net earnings.  Even if potential buyers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing.  Any limitations or restrictions on the availability of mortgage financing, further interest rate increases or limits on the deductibility of home mortgages could adversely affect our sales, which would reduce our revenues.

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

In 2006 we sold our leasehold interest in the second of two increments of resort/residential zoned property to an unrelated developer.  As a part of the sale, we are entitled to receive future payments based on a percentage of the sales prices of residential lots sold in this second increment.  Receipt of these percentage of sales payments will be contingent upon the ability of the developer of the leasehold interest in the resort/residential zoned property to successfully negotiate fee simple prices within this second increment.  If the developer is unsuccessful in such negotiations, our ability to receive percentage of sales payments on the sales of those lots would be impaired and could impair our ability to receive percentage of sales payments on the sales of lots in the first increment.

Future percentage of sales payments would be impacted if the developer of the second of two increments does not complete the necessary infrastructure and amenities.

Demand for lots is dependent upon the developer completing the necessary infrastructure and amenities and thus we are reliant upon the developer to construct such improvements within the area.

If the developer does not do so, our ability to receive future percentage of sales payments from the sales of lots in the second of two increments would be negatively impacted.

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

We own a 1.5% passive minority interest in Hualalai Resort, which includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse, and the Kona Village Resort, an 80-acre oceanfront hotel property.  Soft economic conditions and reduced travel to North Kona, Hawaii could adversely affect our results from these properties and, therefore, our overall financial results.  The aforementioned properties are also subject to risks that generally relate to investments in commercial real estate, including governmental regulations; real estate, insurance, zoning, tax and eminent domain laws; the ongoing need for capital improvements to maintain or upgrade properties; fluctuations in real estate values; and the relative illiquidity of real estate compared to other investments.

The value of our lot acquisition rights could be impaired if the developer of the property is unable to obtain required land use entitlements or successfully negotiate development terms and agreements.

We hold acquisition rights to 14 lots in agricultural-zoned leasehold lands in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, island and state of Hawaii.  The lot acquisition rights give us the right to purchase residential lots which may be developed on the Mauka Lands.  The ability to purchase residential lots and the value of such lots in the future is contingent upon the developer of the property obtaining the necessary land use reclassification, zoning and development approvals from regulatory entities.  Obtaining the necessary reclassification and ministerial approvals is often difficult, costly and may take several years, or more, to complete.  Delays or failures to obtain the necessary reclassification and rezoning approvals may adversely affect our financial results.  Our ability to purchase lots and the value of such lots is also contingent upon the ability of the developer of the property to successfully negotiate development terms and agreements within the Mauka Lands.  If the developer is unsuccessful in such negotiations, our ability to purchase residential lots in the Mauka Lands would be impaired.

Risks Related to Residential Real Estate Segment

The homebuilding industry is experiencing a severe and extended downturn that may continue for an indefinite period and may continue to adversely affect our business, results of operations and stockholders’ equity.

The residential homebuilding industry historically has been cyclical and is sensitive to changes in economic conditions such as employment levels, consumer confidence, consumer income, availability of financing and interest rate levels.  Adverse changes in any of these conditions generally, or in the market in which we operate, could decrease demand and pricing for new homes or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a reduction in our revenues or deterioration of our margins.

The homebuilding industry has experienced a significant and sustained downturn characterized by decreased demand for new homes, an oversupply of both new and resale home inventories, including foreclosed homes; aggressive price competition among homebuilders, including increased incentives for home sales; and a more restrictive mortgage lending environment.  Economic conditions in the United States have also weakened recently, which puts continued pressure on consumer confidence for residential real estate.  These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate.  We expect that continued weakness in the homebuilding industry could further adversely affect our business, results of operations and financial condition.

We are reliant upon sales of residential homes under development and lots held for investment as a source of liquidity.  If we are unable to sell the homes or lots within a reasonable timeframe, our revenues, operating results, cash inflows and financial condition could be materially impacted.

Barnwell currently owns four parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.  We are in the process of developing residences for future sale on two of the parcels and intend to hold the remaining two parcels for investment purposes.  The two turnkey homes currently being built are slated for completion within the next six months.

The acquisition of the parcels and home construction costs on the two turnkey homes are being financed through a bank revolving credit facility.  The entire unpaid principal balance and all accrued interest is due in full on December 17, 2010, unless we sell a home and lot before then, in which case we will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot.

The timing and amount of residential home sales and/or lot sales are unpredictable and may be sporadic.  The inability to sell the homes or lots within a reasonable timeframe may lead to unnecessary interest costs.  Additionally, if we are unable to sell the homes or lots within a reasonable timeframe, we may need to request a loan extension, obtain refinancing or reduce oil and natural gas capital expenditures to make the required cash outflows.  This would negatively impact our liquidity.  Furthermore, if estimated cash inflows from home or lot sales do not occur on a timely basis or are less than current expectations, our revenues, operating results, cash inflows and financial condition could be materially impacted.

Significant competition in the real estate industry could have an adverse effect on our business.

The homebuilding industry is highly competitive.  We face competition from other developers on the island of Hawaii, and from other luxury residential properties in Hawaii and the mainland United States.  In many cases, our competitors have greater financial and other resources, more established market positions, better opportunities for land acquisitions and have lower costs of capital, labor and material than we do.  If we are unable to compete with these larger competitors, our financial results could be adversely affected.

We have limited experience in the homebuilding industry.

Homebuilding is a new business segment for us and we are relying to a material extent on our business partners to help us execute our business plan.

We may need additional financing to fund our real estate development activities.  If we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate our business as planned, which could adversely affect our results of operations and future growth.

The real estate development industry is capital intensive and homebuilding requires significant up-front expenditures to acquire land and begin development.  Accordingly, we will incur substantial indebtedness to finance our homebuilding activities.  Although we believe that internally generated funds and borrowing capacity under our credit facility will be sufficient to fund our development and construction activities, the amounts available from such sources may not be adequate to meet our needs especially in the tight credit market.  Additionally, we will need to establish new funding sources to finance our land acquisition capital expenditures.  If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including additional bank financing, joint venture partner financing, and/or securities offerings.  The amount and types of indebtedness which we may incur are limited by the terms of the agreements governing our existing debt.  In addition, the availability of borrowed funds to be utilized for land acquisition, development and construction may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans.  The failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.

Our operating results from homebuilding are expected to be variable.

Due to the cyclical nature of the real estate development industry, we expect to experience variability in our future operating results on a quarterly and an annual basis.  Factors expected to contribute to this variability include, among other things:

•                  the timing of land acquisitions and permitting;

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

For example, the timing of land acquisitions and permitting impacts our ability to pursue the development of new housing projects in accordance with our business plan.  If the timing of land acquisitions or zoning or regulatory approvals is delayed, we will be delayed in our ability to develop housing projects, which would likely decrease our backlog.  Furthermore, these delays could result in a decrease in our revenues and earnings for the periods in which the delays occur and possibly subsequent periods until the planned housing projects can be completed.  A delay in a significant number of home closings or land sales due to natural disasters, adverse weather or contractor availability would have a similar impact on revenues and earnings for the period in which the delays occur.  Further, revenues may increase in subsequent periods over what would normally be expected as a result of increased home closings as the delays described above are resolved.

Changes in the government regulations applicable to homebuilders could restrict our business activities, increase our operating expenses and cause our revenues to decline.

Regulatory requirements applicable to homebuilders could cause us to incur significant liabilities and operating expenses and could restrict our business activities.  We are subject to local, state and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of worker health and safety, and the environment.  Our operating expenses may be increased by governmental regulations, such as building permit allocation ordinances, impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements.  Other governmental regulations, such as building moratoriums and “no growth’’ or “slow growth’’ initiatives, which may be adopted in communities which have developed rapidly, may cause delays in our home projects or otherwise restrict our business activities resulting in reductions in our revenues.  Any delay or refusal to grant us necessary licenses, permits or approvals from government agencies could cause substantial increases to development costs or cause us to abandon the project and to sell the affected land at a potential loss, which in turn could harm our operating results.

Our residential real estate segment is dependent on the continued availability and satisfactory performance of our building contractors, which, if unavailable, could have a material adverse effect on our business.

We conduct our construction operations through unaffiliated building contractors.  As a consequence, we depend on the continued availability of and satisfactory performance by the contractors for the construction of our homes.  There may not be sufficient availability of and satisfactory performance by the contractors.  If the contractors’ quality of work is not sufficient to assist us in home construction, our ability to construct homes on the schedule we have planned would be affected.  This could result in an increase in our costs to construct homes in a timely manner, which could result in an increase in our overall costs and thus a decline in our margins and in our net income.  Further, non-timely completion of work could affect our ability to sell homes based upon our projected timeline thus possibly affecting our ability to obtain additional financing to continue our homebuilding efforts.

Shortages of labor or materials and/or increases in the price of materials could delay construction or increase the cost of home construction thereby reducing our sales and earnings.

The homebuilding business has from time to time experienced building material and labor shortages, as well as volatility in the prices of certain materials, including lumber, framing, drywall and cement, which are significant components of home construction costs.  These labor and material shortages can be more severe during periods of strong demand for housing or during periods where the area in which we operate experiences natural disasters that have a significant impact on existing residential and commercial structures.  Shortages and price increases could cause delays in and increase our costs of home construction, which in turn could harm our operating results.

The market value of our real estate interests could drop significantly, which may require write-downs of the carrying value of our real estate held for development and investment to its estimated fair value.  Any write-downs would negatively impact our results of operations and financial condition.

The risk of owning developed and undeveloped land can be substantial for homebuilders. Homebuilding requires that we acquire land for replacement and expansion of land inventory within our existing and new markets.  The risks inherent in purchasing and developing land increase as consumer demand for housing decreases.  Thus, we may have bought and developed land which we cannot profitably sell or on which we cannot profitably build and sell homes.  The market value of land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic market conditions.  It is possible that the measures we employ to manage inventory risks will not be successful and as a result our operations may suffer.  In addition, inventory carrying costs can be significant and can result in losses in a poorly performing market.  Prevailing market conditions may significantly influence the market value of our residential lots held for development and/or our residential parcels held for investment.  In the event of significant changes in economic or market conditions, we may have to sell homes or land inventory at significantly lower margins or at a loss.  Furthermore, if the market conditions continue to deteriorate, we may be required to write-down the carrying value of our real estate held for development and investment to its estimated fair value.  Such write-downs would have a negative impact on our results of operations and financial condition.

Severe weather and other natural conditions or disasters may disrupt or delay construction and may impair the value of our real estate property.

Severe weather and other natural conditions or disasters, such as, but not limited to, earthquakes, landslides, hurricanes, tornadoes, volcanic activity, droughts, floods, and heavy or prolonged rain, can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and to unsold homes.  Further, these conditions can delay home closings, adversely affect the cost or availability of materials or labor, or impair the value of the property on a temporary or permanent basis.  To the extent our insurance is not adequate to cover business interruption losses or repair costs resulting from these events, our total earned revenues and earnings may be adversely affected.

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

Risks Related to Contract Drilling Segment

Demand for water well drilling and/or pump installation is volatile.  A decrease in demand for our services could adversely affect our revenues and results of operations.

Demand for services is highly dependent upon land development activities in the state of Hawaii.  As also noted above, the real estate development industry is cyclical in nature and is particularly vulnerable to shifts in local, regional, and national economic conditions outside of our control such as interest rates, housing demand, population growth, employment levels and job growth and property taxes.  If we experience a decrease in water well drilling and/or pump installation contracts, we may experience decreased revenues and operating results.

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

Entity-Wide Risks

The financial crisis may have impacts on our business and financial condition that we currently cannot predict.

The ongoing credit crisis and turmoil in the global financial system may have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions.  The economic situation could adversely affect the demand for real estate development activities in the state of Hawaii which in turn could cause a decline in the water well drilling and/or pump installation services required.  Furthermore, weak market conditions could cause a decrease in demand for luxury homes.  Additionally, the current economic situation could lead to reduced demand for oil and natural gas, or lower prices for natural gas and oil, or both, which could have a negative impact on our revenues.

We are reliant upon future cash flows from operations, land investment segment development rights and percentage of sales proceeds, and available credit as a source of liquidity.  If estimated cash inflows do not occur timely or are less than current expectations, our liquidity may be negatively impacted.

In addition to cash flows from oil and natural gas and contract drilling operations, we rely upon land investment segment development rights and percentage of sales payment proceeds as a source of liquidity.  However, oil and natural gas prices have been historically volatile and the timing and amount of land investment segment percentage of sales proceeds are unpredictable, may be sporadic, and are not under our control.  Development rights proceeds, on the other hand, are scheduled but there is no assurance that future monies will be received.

We also have a credit facility with a Canadian bank that is denominated in Canadian dollars.  Any decreases in currency exchange rates affect the amount of credit available to us.  Furthermore, our real estate revolving credit facility’s loan advance limitation is subject to the underlying security’s appraised value.  Any decreases in the appraised value of the underlying security could reduce the amount of credit available to us.

Accordingly, if estimated cash inflows do not occur on a timely basis or are less than current expectations or if we are subject to reductions in available credit, our revenues, operating results, cash inflows and financial condition could be materially impacted.

Our future level of indebtedness and the terms of our financing arrangements may adversely affect our operations, financial condition and limit our growth.

At September 30, 2008, we had long-term indebtedness of approximately $26.2 million.  In the ordinary course of business, we may incur significant additional debt, to the extent permitted by our revolving credit facilities, in order to fund future capital expenditures, acquisitions and homebuilding activities.

The terms of our revolving credit facilities impose restrictions on our ability and, in some cases, the ability of our subsidiaries to take a number of actions that we may otherwise desire to take, including one or more of the following:

•                  incurring additional debt, including guarantees of indebtedness;

•                  making investments;

•                  creating liens on our assets; and

•                  selling assets.

Our level of indebtedness and the covenants contained in our financing agreements could have important consequences.  For example, it could:

•                  limit our ability to obtain future financing, through equity offerings or debt financings, for working capital, capital expenditures, acquisitions, refinancing of indebtedness or general corporate and other activities;

•                  require us to dedicate a substantial portion of our cash flow from operations to service our debt, thereby reducing our ability to use our cash flow for other purposes (i.e., working capital, capital expenditures, and other general business activities);

•                  limit our flexibility in planning for, or reacting to, the changes in our business;

•                  subject us to higher costs and more restrictive covenants in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes, if additional financing is obtained;

•                  make us vulnerable to increases in interest rates as our revolving credit facilities are subject to variable interest rates;

•                  detract from our ability to successfully withstand a downturn in our business or the economy generally;

•                  place us at a competitive disadvantage because we have more debt than some of our competitors; and

•                  make us more vulnerable to general economic downturns and adverse developments in our industries, especially declines in oil and natural gas prices, and the economy in general.

We may incur additional debt, including significant secured indebtedness, or issue additional stock in order to fund capital expenditures, make future acquisitions, and develop our properties.  A higher level of indebtedness increases the risk that we may default on our obligations.  Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance.  General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance.  Many of these factors are beyond our control.  Factors that will affect our ability to raise cash through a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

In addition, our bank borrowing base on our Canadian revolving credit facility is subject to periodic redetermination.  A lowering of our borrowing base could require us to repay indebtedness in excess of the borrowing base, or we may need to further secure the lenders with additional collateral.

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

As of September 30, 2008, two of our investors and our executive officers held approximately 44% of our common stock.  The interests of these stockholders may not always coincide with the interests of other stockholders.  These stockholders, acting together, have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of us.  These stockholders are able to exercise significant control over our business, policies and affairs.

We believe that the requirement to comply with Section 404 of the Sarbanes-Oxley Act in fiscal 2010 and the possible requirement to comply in fiscal 2009 will result in additional expenses and may divert management’s attention.

The Company may become an accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934, which would require the Company to comply with the Section 404(b) auditor attestation of the Sarbanes-Oxley Act for fiscal 2009; we are currently required to comply in fiscal 2010.  In such event, our independent registered public accounting firm would be required to provide its attestation of the adequacy of the Company’s internal controls.  If such compliance is required, the Company anticipates incurring additional general and administrative expenses and anticipates that its compliance efforts may divert management’s time and attention away from other aspects of our business.

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

We may not be able to utilize all of our deferred tax assets.

As of September 30, 2008, we had gross deferred tax assets of $10.0 million for which there was a valuation allowance of $5.9 million.  Our deferred tax assets consist primarily of foreign tax credit carryforwards, net operating loss carryforwards, excess of the cost basis of investment in land and residential real estate, and accruals and bad debt allowances that are not currently deductible for tax purposes.  The ultimate realization of the deferred tax assets is dependent upon a variety of factors, including taxable income in prior carryback years, estimates of future taxable income, tax planning strategies and reversals of existing taxable temporary differences.  Some or all of these deferred tax assets could expire unused if we are unable to generate taxable income in the future sufficient to utilize them or we enter into transactions that limit our right to use them.  If a material portion of our deferred tax assets expire unused, it could have a material negative impact on our financial position or results of operations, which could have a material adverse affect on the Company’s financial position, results of operations and cash flows.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Oil and Natural Gas, Land Investment and Residential Real Estate Properties

The location and character of Barnwell’s oil and natural gas properties, and its land investment and residential real estate properties, are described above under Item 1, “Business.”

Corporate Offices

Barnwell owns and uses as its corporate office, 4,600 square feet on the 29th floor of an office building in downtown Honolulu located at 1100 Alakea Street, Suite 2900, Honolulu, Hawaii 96813.

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

The principal market on which Barnwell’s common stock has been traded was the American Stock Exchange (“AMEX”) under the ticker symbol “BRN” until September 30, 2008.  Effective October 1, 2008, the NYSE Euronext completed its acquisition of the AMEX.  The new entity is now known as NYSE Alternext U.S.  Barnwell’s ticker symbol remains the same on the new entity.  The following tables present the quarterly high and low sales prices, on the AMEX, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2006	$24.00	$16.82	December 31, 2007	$17.35	$8.38
March 31, 2007	23.96	19.26	March 31, 2008	12.59	7.75
June 30, 2007	22.43	18.30	June 30, 2008	16.95	9.11
September 30, 2007	22.00	14.37	September 30, 2008	13.21	8.50

Holders

As of December 4, 2008, there were 8,240,160 shares of common stock, par value $0.50, outstanding.  There were approximately 960 holders of the common stock of the registrant as of December 4, 2008.

Dividends

The table below sets forth the cash dividends paid per share of common stock for fiscal years 2008 and 2007.

Record Date	Payable Date	Dividend Paid
September 8, 2008	September 22, 2008	$0.075
June 2, 2008	June 16, 2008	$0.05
March 3, 2008	March 17, 2008	$0.05
January 7, 2008	January 22, 2008	$0.05
September 7, 2007	September 21, 2007	$0.05
June 1, 2007	June 15, 2007	$0.05
March 1, 2007	March 15, 2007	$0.05
December 28, 2006	January 15, 2007	$0.10

The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included in Part III, Item 12, under the caption “Equity Compensation Plan Information.”

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of Barnwell’s common stock made during the three months ended September 30, 2008:

			Total number	Maximum number
	Total	Average	of shares purchased	of shares
	number of	price paid	as part of	that may yet be
	shares	per	publicly announced	purchased under the
Period	purchased	share	plans or programs(a)	plans or programs
July 1-31, 2008	-	$-	-	-
August 1-31, 2008	7,200	$12.16	7,200	142,800
September 1-30, 2008	19,400	$10.71	19,400	123,400
Total	26,600	$11.10	26,600

(a)          In August 2008, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares during the period commencing on August 18, 2008 and ending on December 31, 2008.

Stock Performance Graph and Cumulative Total Return

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 6.          SELECTED FINANCIAL DATA

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2008 and 2007, and the related Consolidated Statements of Earnings, Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended September 30, 2008.  This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

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

Critical Accounting Policies and Estimates

Management believes the accounting policies that are most critical in assisting financial statement readers in understanding and evaluating our results due to their subjective judgments are those related to the full cost ceiling calculation and depletion of our oil and natural gas properties, income taxes and asset retirement obligation.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments.  Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures.  The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries.  Our reserve estimates are prepared annually by independent petroleum engineers and quarterly by internal personnel.  The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information.  In the past three fiscal years, annual revisions to our reserve volume estimates have averaged 4% of the previous year’s estimate.  However, there can be no assurance that more significant revisions will not be necessary in the future.  If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.  If reported reserve volumes were revised downward by 5% at the end of fiscal 2008, the ceiling limitation would have decreased approximately $4,475,000.  This decrease would not have resulted in a write-down in fiscal 2008.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense.  The lower the estimated reserves, the higher the depletion rate per unit of production.  Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production.  If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2008, depletion for fiscal 2008 would have increased by approximately $644,000.

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

Barnwell has established a valuation allowance primarily for the U.S. tax effect of deferred Canadian taxes, accrued liabilities, bad debt allowances and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings, that the timing of U.S. taxable income will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes, or that Canadian deferred tax assets will provide any incremental benefit for U.S. tax purposes over the amount of benefit for Canadian tax purposes.

Canadian deferred tax assets related to liabilities accrued for book purposes but not for tax purposes are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings.  U.S. deferred tax assets related to liabilities accrued for book purposes but not for tax purposes and the excess of the cost basis of investment in land and residential real estate for tax purposes over the cost basis of investment in land and residential real estate for book purposes are estimated to be realized from deductions against future U.S. earnings from sales of interests in leasehold land, land development rights and residential real estate.  Foreign tax credit carryforwards are estimated to be utilized when U.S. federal income taxes otherwise due on Canadian source income in a given year exceed the foreign tax credit generated in that year.  Barnwell has incurred higher U.S. tax liabilities on Canadian source earnings than Canadian tax liabilities on such earnings in recent years.  As such, Barnwell has utilized its foreign tax credit carryforwards in recent years and Barnwell estimates that it will fully utilize its remaining foreign tax credit carryforward.  The amount of deferred income tax assets considered realizable may be reduced if estimates of future taxable income are reduced.

In addition, Barnwell operates within the U.S. and Canada and is subject to audit in these jurisdictions.  Barnwell records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.  Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized.  Where uncertainty exists due to the complexity of income tax statutes and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions.  If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings.

Management evaluates its potential exposures from tax positions taken that have or could be challenged by taxing authorities in the evaluation required pursuant to FASB Interpretation (“FIN”) No. 48.  These potential exposures result because taxing authorities may take positions that differ from those taken by management in the interpretation and application of statutes, regulations and rules.  Management considers the possibility of alternative outcomes based upon past experience, previous actions by taxing authorities (e.g., actions taken in other jurisdictions) and advice from tax experts.

Management believes that Barnwell’s provision for tax contingencies is reasonable.  However, the ultimate resolution of tax treatments disputed by governmental authorities may adversely affect Barnwell’s current and deferred income tax amounts.

Asset Retirement Obligation

Policy Description

Barnwell accounts for asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.  If an obligation is settled for other than the carrying amount of the liability, Barnwell will recognize a gain or loss on settlement.

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset.  Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities.  The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.  Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations.  Following the implementation of SFAS No. 143, actual asset retirement obligations through the end of fiscal 2008 have not materially differed from our estimates.  However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future.  A 20% increase in accretion and depletion related to the asset retirement obligation would have increased Barnwell’s fiscal 2008 expenses before taxes by approximately $158,000.

Contractual Obligations

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

Overview

Barnwell is engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment), 2) investing in leasehold land and other real estate interests in Hawaii (land investment segment), 3) acquiring property for investment and development of homes for sale in Hawaii (residential real estate segment, established January 2007), and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Oil and natural gas prices are determined by many factors that are outside of our control.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in market supply and demand, which are impacted by overall economic activity, changes in weather, pipeline capacity constraints, inventory storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  Natural gas prices tend to be higher in the winter than in the summer due to increased demand, although this trend has become less pronounced due to the increased use of natural gas to generate electricity for air conditioning in the summer and increased natural gas storage capacity in North America.

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

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, within and adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  A director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliated entities own a direct financial interest in 19.3% of Kaupulehu Developments.  Refer to Note 9 of “Notes to Consolidated Financial Statements” in Item 8 for further discussion on related party interests.  Kaupulehu Developments’ interests are discussed below.

Kaupulehu Developments’ interests include the following:

•                  Development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club which are under option to a developer.  As of September 30, 2008, the development rights are under option for $6,198,000, comprised of the balance of $886,000 due on December 31, 2008 and two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.

•                  The right to receive varying percentages of the gross sales from the sale of lots within approximately 870 acres in the Kaupulehu area by another developer.

•                  Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu area located adjacent to the 870 acres described above.  Kaupulehu Developments has an agreement which provides a potential developer with the exclusive right to negotiate with Kaupulehu Developments with respect to these 1,000 acres.  This right expires in June 2009 or, if the developer completes any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification and rezoning of the aforementioned land, in June 2012.

Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, holds 14 lot acquisition rights as to lots within approximately 5,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, island and state of Hawaii.  The 14 lot acquisition rights give Barnwell the right to acquire 14 residential lots, each of which is currently estimated to be two to five acres in size, which may be developed on the Mauka Lands.  These lands are currently classified as agricultural by the state of Hawaii and, accordingly, the developer of these lands will need to pursue both state and county of Hawaii approvals for reclassification and rezoning to permit a residential subdivision and negotiate development terms.

Residential Real Estate Segment

Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership, which acquires house lots for investment and constructs turnkey single-family homes for future sale.  A director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliates have a 20% interest in Kaupulehu 2007.  Refer to Note 9 of “Notes to Consolidated Financial Statements” in Item 8 for further discussion on related party interests.

Contract Drilling Segment

Barnwell drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Business Environment

Our primary operations are concentrated in the state of Hawaii and in Canada.  Accordingly, our business performance is directly affected by macro economic conditions in those areas, as well as general economic conditions of the U.S. domestic and world economies.  Recent uncertainty arising from the global credit crisis, steep declines in the stock market, collapses of financial institutions and subsequent government bail-outs are evidence that the U.S. and global economies are weakening.

Oil and Natural Gas Segment

Historically, oil and natural gas prices have been volatile, are difficult to predict and fluctuate significantly.  Oil and natural gas prices hit historic high levels in recent years and during the latter half of fiscal 2008.  Since then prices have fallen sharply from the recent record levels and may continue to decline.  Natural gas prices for Barnwell, based on quarterly averages during the three years ended September 30, 2008, have ranged from a low of $5.09 per thousand cubic feet to a high of $9.76 per thousand cubic feet.  During the quarter ended June 30, 2008, the quarterly average price for natural gas was $9.70 per thousand cubic feet.  This average price was the highest since the quarter ended December 31, 2005 when prices had been affected by the effects of Hurricane Katrina, which interrupted oil production in the Gulf area resulting in a significant effect on fuel prices.  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $48.67 per barrel to a high of $117.22 per barrel (the average price for the quarter ended June 30, 2008).

Beginning in the quarter ended September 30, 2008 through the date of this filing, oil and natural gas prices have experienced a significant decline.  If prices continue to decline, we may be required to write off any excess of unamortized capitalized costs over the related cost ceiling and reduce oil and natural gas capital expenditures, possibly to a significant degree.

Land Investment and Residential Real Estate Segments

According to the State of Hawaii Department of Business, Economic Development and Tourism’s (“DBEDT”) 4th Quarter 2008 Quarterly Statistical & Economic Report, virtually no growth is projected in Hawaii’s economy for fiscal 2009.  Factors contributing to the slowing of Hawaii’s economy include falling tourism and falling residential investment.  Tightening credit markets, increased unemployment rates and reduced visitor counts suggest a slowing economy.

For the past few years, Hawaii’s economy has experienced positive growth and the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments’ leasehold interests are located and Kaupulehu 2007 is building homes, has experienced strong demand for residential real estate.  However beginning in fiscal 2008, the weakened economy coupled with the softening real estate markets caused sales within the Kaupulehu area to be lower than original expectations.  Due to the softening of the real estate market, future revenues from real estate sales will likely be lower than in recent years.  If future market demand for luxury real estate is less than current expectations, our operating results, financial condition and liquidity could be adversely affected.

Barnwell anticipates the two turnkey homes currently under construction will be completed within the next six months.  Our ability to sell the completed residences and/or lots held for investment is contingent upon the strength of the real estate market.  However, due to the softening of the real estate market, the demand for luxury homes is anticipated to decrease in the near future.

Contract Drilling Segment

Demand for water well drilling and/or pump installation services is volatile and dependent upon land development activities within the state of Hawaii.  According to the DBEDT 4th Quarter 2008 Quarterly Statistical & Economic Report, the dollar value of private building authorizations and government contracts awarded decreased during 2008 as compared to 2007.  Furthermore during the quarter ended September 30, 2008, for the first time since early 2002, construction jobs showed a decline from the previous year’s comparable quarter.  Major indicators of construction activity suggest slower construction activity into 2009.

Results of Operations

Summary

Barnwell generated net earnings of $11,732,000 in fiscal 2008, an $8,216,000 increase from net earnings of $3,516,000 in fiscal 2007.  This increase was largely due to the following items:

•      Operating profits before income taxes increased $13,586,000, primarily due to higher prices received for all petroleum products, partially offset by a $2,090,000 increase, before income taxes, in general and administrative expenses net of minority interest, and bad debt expense of $1,091,000, before income taxes, principally related to oil and natural gas segment receivables; and

•      The current year period included a deferred income tax benefit of $909,000 as a result of a decrease in Canadian federal income tax rates as compared to a benefit of $100,000 in the prior year period.

Barnwell generated net earnings of $3,516,000 in fiscal 2007, an $11,121,000 decrease from net earnings of $14,637,000 in fiscal 2006.  Net earnings for fiscal 2007 decreased as net earnings of fiscal 2006 included the receipt of a closing payment from the sale of Increment II of Kaupulehu Developments’ leasehold land interests, which generated a $4,621,000 operating profit, after minority interest and before taxes, and proceeds from real estate consulting services rendered.  There was no closing payment or real estate consulting proceeds received in fiscal 2007.  Also contributing to the decrease was the recognition of $4,130,000 of deferred tax benefits due to a reduction in the valuation allowance for foreign tax credit carryforwards and $1,094,000 of deferred tax benefits due to a reduction of Canadian income tax rates during fiscal 2006.  There was no reduction in the valuation allowance for foreign tax credit carryforwards in fiscal 2007.  The decrease was further attributable to lower prices received by Barnwell for natural gas and natural gas liquids in fiscal 2007, as compared to fiscal 2006.  The decrease in net earnings was partially offset by lower general and administrative expenses in fiscal 2007 due primarily to reduced bonus expense and a decrease in costs associated with regulatory compliance efforts.

General

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The fiscal year average exchange rate of the Canadian dollar to the U.S. dollar increased 10% in fiscal 2008, as compared to fiscal 2007, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 6% at September 30, 2008, as compared to September 30, 2007.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  The fiscal year average exchange rate of the Canadian dollar to the U.S. dollar increased 3% in fiscal 2007, as compared to fiscal 2006, and the exchange rate of the Canadian dollar to the U.S. dollar increased 12% at September 30, 2007, as compared to September 30, 2006.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2008 was $2,066,000, a $5,382,000 decrease from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $3,316,000 in fiscal 2007.

Foreign currency transaction gains and losses were not material in fiscal 2008, 2007 and 2006 and are reflected in “General and administrative” expenses in the Consolidated Statements of Earnings.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Oil and natural gas revenues

Selected Operating Statistics

The following tables set forth Barnwell’s annual net production and annual average price per unit of production for fiscal 2008 as compared to fiscal 2007, and fiscal 2007 as compared to fiscal 2006.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit, where applicable.  As discussed in further detail below, the Alberta Royalty Tax Credit was discontinued effective January 1, 2007.

Fiscal 2008 - Fiscal 2007

	Annual Net Production
			Increase (Decrease)
	2008	2007	Units	%
Natural gas (MCF)*	3,349,000	3,615,000	(266,000)	(7%)
Oil (BBLS)**	160,000	146,000	14,000	10%
Liquids (BBLS)**	107,000	114,000	(7,000)	(6%)

	Annual Average Price Per Unit
			Increase
	2008	2007	$	%
Natural gas (MCF)*	$ 7.77	$ 5.88	$ 1.89	32%
Oil (BBLS)**	$ 100.15	$ 56.96	$ 43.19	76%
Liquids (BBLS)**	$ 61.02	$ 37.36	$ 23.66	63%

Fiscal 2007 - Fiscal 2006

	Annual Net Production
			Increase (Decrease)
	2007	2006	Units	%
Natural gas (MCF)*	3,615,000	3,629,000	(14,000)	0%
Oil (BBLS)**	146,000	145,000	1,000	1%
Liquids (BBLS)**	114,000	115,000	(1,000)	(1%)

	Annual Average Price Per Unit
			Increase (Decrease)
	2007	2006	$	%
Natural gas (MCF)*	$ 5.88	$ 6.67	$ (0.79)	(12%)
Oil (BBLS)**	$ 56.96	$ 56.85	$ 0.11	0%
Liquids (BBLS)**	$ 37.36	$ 40.18	$ (2.82)	(7%)

*                       MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**                BBL(S) = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $14,842,000 (43%) from $34,599,000 in fiscal 2007 to $49,441,000 in fiscal 2008, primarily due to significant increases in oil, natural gas and natural gas liquids prices, which increased 76%, 32% and 63%, respectively, as compared to prices in fiscal 2007.

Net natural gas production decreased 7% in fiscal 2008 as compared to fiscal 2007 due primarily to natural declines in production from both older and newer properties.  At Dunvegan, Barnwell’s principal oil and natural gas property, net natural gas production at Dunvegan decreased 146,000 MCF (8%).

Net oil production increased 10% during fiscal 2008 as compared to fiscal 2007, due to production from new oil wells.  The increase was partially offset by natural declines in production from older properties.

Oil and natural gas prices have experienced a decline in October and November 2008, thus Barnwell estimates that oil and natural gas revenues for the first quarter of fiscal 2009 will be negatively impacted as compared to the same period in fiscal 2008.  However, oil and natural gas prices are determined by many factors that are outside of our control, have been historically volatile and are subject to wide fluctuations.  As a result, we cannot accurately predict future oil and natural gas prices.

The Alberta Royalty Tax Credit (“ARTC”) program was discontinued by the Alberta government, effective January 1, 2007.  Accordingly, no ARTC credits were received during fiscal 2008.  Barnwell received $111,000 and $438,000 under the ARTC program in fiscal years 2007 and 2006, respectively.  Credits received by Barnwell under the ARTC program through December 31, 2006 were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.

Oil and natural gas revenues decreased $3,305,000 (9%) from $37,904,000 in fiscal 2006 to $34,599,000 in fiscal 2007, due primarily to decreases in prices for natural gas and natural gas liquids.  Oil prices in fiscal 2007 were essentially equivalent to oil prices in fiscal 2006.

Net natural gas production in fiscal 2007 was essentially unchanged from that of fiscal 2006.  Gross natural gas production decreased 6% in fiscal 2007, as compared to fiscal 2006, due to natural declines in production from older properties and declines at certain newer properties due to various operational issues.  The impact of the decreases in gross production was largely offset by lower royalties as a percentage of revenues, due in part to lower prices, which reduced the royalty owners’ share of gas production.  At Dunvegan, Barnwell’s principal oil and natural gas property, gross natural gas production decreased 89,000 MCF due to natural declines from older wells, whereas net natural gas production at Dunvegan increased 72,000 MCF due to a decrease in royalties as a percentage of revenues, due in part to lower prices.

Oil and natural gas operating expenses

Operating expenses increased $378,000 (4%) to $10,581,000 in fiscal 2008, as compared to $10,203,000 in fiscal 2007.  Oil and natural gas operating expenses increased due to a 10% increase in the average exchange rate of the Canadian dollar to the U.S. dollar that increased oil and natural gas operating expenses $911,000 in fiscal 2008 as compared to fiscal 2007.  The increase, however, was partially offset by lower workover activity and repairs at certain older properties.

Operating expenses increased $1,986,000 (24%) to $10,203,000 in fiscal 2007, as compared to $8,217,000 in fiscal 2006.  Operating expenses increased due to higher utility costs, industry-wide cost pressures which resulted in higher oilfield services costs, and higher than usual workover activity which resulted in higher repairs and maintenance costs.  The increase was also due to a 3% increase in the average exchange rate of the Canadian dollar to the U.S. dollar that increased oil and natural gas operating expenses $283,000 in fiscal 2007 as compared to fiscal 2006.

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

Kaupulehu Developments holds development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club.  The development rights are under option to Hualalai Investors, an entity in which Barnwell acquired a 1.5% passive minority interest through an 80%-owned joint venture in fiscal 2007.  Hualalai Investors is the owner and current developer of Hualalai Resort.

Revenues, minority interest in earnings and operating profit related to sales of development rights under option for the fiscal years ended September 30, 2008, 2007 and 2006 are summarized as follows:

	Year ended September 30,
	2008	2007	2006
Sale of development rights under option:
Proceeds	$ 4,426,000	$ 2,438,000	$ 2,875,000
Fees	(265,000)	(146,000)	(173,000)
Revenues - sale of development rights, net	4,161,000	2,292,000	2,702,000
Minority interest in earnings	(910,000)	(501,000)	(591,000)

Operating profit - sale of development rights, net	$ 3,251,000	$ 1,791,000	$ 2,111,000

Fiscal 2008 proceeds from the sale of development rights of $4,426,000 include $2,656,000 of proceeds received for the development rights option that was due on December 31, 2007 as well as $1,770,000 of proceeds related to the development rights option due on December 31, 2008.

The total amount of remaining future option receipts, if all options are fully exercised, is $6,198,000 as of September 30, 2008, comprised of $886,000 representing the balance of the option due on December 31, 2008, and two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The development rights option revenues, net of related fees, are recorded in the Consolidated Statements of Earnings as “Sale of development rights, net.”

The following table summarizes the revenues received from WB KD Acquisition, LLC (“WB”), an unrelated entity, for the sale of Kaupulehu Developments’ interest in leasehold land, related minority interest in earnings and operating profit for the years ended September 30, 2008, 2007 and 2006.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.

	Year ended September 30,
	2008	2007	2006
Sale of interest in leasehold land:
Revenues from percentage of sales payments	$517,000	$3,585,000	$3,660,000
Revenues from Increment II closing payment	-	-	10,000,000
Capitalized costs relating to Increment II sale	-	-	(2,983,000)
Legal costs relating to Increment II sale	-	-	(220,000)
Fees	(71,000)	(215,000)	(820,000)
Revenues - sale of interest in leasehold land, net	446,000	3,370,000	9,637,000
Minority interest in earnings	(243,000)	(737,000)	(2,328,000)
Operating profit - sale of interest in leasehold land, net	$203,000	$2,633,000	$7,309,000

WB sold four single-family lots during the year ended September 30, 2008 and paid Kaupulehu Developments $1,182,000 in percentage of sales payments.  WB sold seven single-family lots during the year ended September 30, 2007 and paid Kaupulehu Developments $3,585,000 in percentage of sales payments.  WB sold five single-family lots during the year ended September 30, 2006 and paid Kaupulehu Developments $3,660,000 in percentage of sales payments.

One of the lots sold by WB in fiscal 2008 and three of the lots sold by WB in fiscal 2007 were purchased by Kaupulehu 2007 under a lot purchase contract executed in January 2007 (see further discussion in Note 5 in the “Notes to Consolidated Financial Statements” in Item 8).  Percentage of sales payments received by Kaupulehu Developments from WB as a result of Kaupulehu 2007’s lot purchases in fiscal 2008 and 2007 totaled $214,000 and $642,000, respectively.  WB is not affiliated with Barnwell, Kaupulehu Developments or Kaupulehu 2007.  Percentage of sales revenues resulting from Kaupulehu 2007’s lot purchases were previously not eliminated.  In the three months ended September 30, 2008, Barnwell concluded that its share of all such revenues should be eliminated, resulting in a $665,000 non-cash reduction in revenues reported as “Sale of interest in leasehold land, net” in the Consolidated Statements of Earnings, with corresponding $333,000 and $332,000 reductions in the carrying value of “Residential Lots Under Development” and “Investment in Residential Parcels,” respectively, on the Consolidated Balance Sheet at September 30, 2008.  Impacts on all periods affected were not material.

In June 2006, Kaupulehu Developments entered into an agreement with WB and WB KD Acquisition II, LLC (“WBKD”), under which Kaupulehu Developments sold its interest in Increment II to WBKD (“Increment II Agreement”).  Increment II represents a portion of approximately 870 acres of leasehold land zoned for single-family and multi-family residential units and a golf course and clubhouse in the Kaupulehu area.  There is no affiliation between Kaupulehu Developments and WB or WBKD.  WB and WBKD are both affiliates of RP-Hualalai Investors, LLC and Westbrook Partners.  Pursuant to the Increment II Agreement, Kaupulehu Developments received a $10,000,000 closing payment and is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  No Increment II payments were received in fiscal 2008 or fiscal 2007.

Revenues from percentage of sales payments and the Increment II closing payment, net of related costs, are recorded in the Consolidated Statements of Earnings for the years ended September 30, 2008, 2007 and 2006, respectively, as “Sale of interest in leasehold land, net.”  There is no assurance that any future payments will be received.

During 2008, the developers completed and dedicated the Interpretive Center, which includes the main public access parking, facilities, access road and paths.  Work on the Beach Club is proceeding with most of the major components, including the bar, restaurant, pool and landscaping nearing completion.  The Beach Club is planned to be completed early in 2009.  A large lawn was planted in late September which will be fully grown in and usable during the holiday season.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues increased $3,794,000 (63%) to $9,787,000 in fiscal 2008, as compared to $5,993,000 in fiscal 2007, and contract drilling operating expenses increased $2,745,000 (56%) to $7,684,000 in fiscal 2008, as compared to $4,939,000 in fiscal 2007.  The contract drilling segment generated a $1,711,000 operating profit before general and administrative expenses during fiscal 2008, an increase of $881,000 (106%) as compared to an operating profit before general and administrative expenses of $830,000 in fiscal 2007.  The increase is primarily due to increases in well drilling and pump installation activity, higher values and margins of contracts performed in fiscal 2008 as compared to fiscal 2007, and lower well drilling operating profit in fiscal 2007 due to higher drilling costs incurred on contracts performed.

At September 30, 2008, there was a backlog of six well drilling contracts and five pump installation and repair contracts, of which four well drilling and three pump installation and repair were in progress as of September 30, 2008.  The backlog of contract drilling revenues as of November 30, 2008 was approximately $3,810,000.  All of the contracts in backlog at November 30, 2008 are expected to be completed within fiscal year 2009.

Contract drilling revenues increased $127,000 (2%) to $5,993,000 in fiscal 2007, as compared to $5,866,000 in fiscal 2006, and contract drilling operating expenses increased $230,000 (5%) to $4,939,000 in fiscal 2007, as compared to $4,709,000 in fiscal 2006.  Operating profit before general and administrative expenses decreased $138,000 (14%) from $968,000 in fiscal 2006 to $830,000 in fiscal 2007 due to higher drilling costs incurred on certain contracts.

Contract drilling revenues and costs are not seasonal in nature but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

Gas processing and other income

Gas processing and other income increased $627,000 (53%) to $1,809,000 in fiscal 2008 as compared to $1,182,000 in fiscal 2007.  The increase is primarily due to current year gains of $443,000 from the sale of lot purchase rights (see further discussion in Note 5 in the “Notes to Consolidated Financial Statements” in Item 8) and $260,000 representing insurance proceeds received on the involuntary conversion of an incapacitated drill rig that had been fully depreciated.

Gas processing and other income was relatively unchanged (increased $31,000 or 3%) in fiscal 2007 as compared to fiscal 2006.

Gain on sale of drill rig

Barnwell sold a drill rig in fiscal 2006 for $712,000, net of costs associated with the sale, and recognized a pre-tax gain of $700,000; there was no such sale in fiscal years 2008 or 2007.  The drill rig was identical to one of Barnwell’s other drill rigs and was originally purchased to drill geothermal wells.

General and administrative expenses

General and administrative expenses increased $2,040,000 (20%) to $12,497,000 in fiscal 2008, as compared to $10,457,000 in fiscal 2007.  The increase was primarily attributable to i) a $1,222,000 increase in current compensation costs, ii) a $373,000 increase in professional services, primarily due to regulatory compliance efforts, and iii) a $407,000 increase due to increases in the average exchange rate of the Canadian dollar to the U.S. dollar.

General and administrative expenses decreased $1,187,000 (10%) to $10,457,000 in fiscal 2007, as compared to $11,644,000 in fiscal 2006.  The decrease was principally attributable to i) decreased personnel costs of $813,000, largely due to decreased bonus expense and incentive compensation costs, ii) decreased professional services costs of $219,000, primarily related to regulatory compliance costs incurred in fiscal 2006, and iii) increased administrative expense reimbursements from oil and natural gas joint venture partners of $281,000.  This decrease was partially offset by general inflationary increases.

Bad debt expense

During fiscal 2008, Barnwell recorded a $1,091,000 bad debt reserve principally due to the bankruptcy of SemGroup, L.P.  In July 2008, SemGroup, L.P. announced it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code as well as an application for creditor protection under the Companies’ Creditors Arrangement Act in Canada.  A subsidiary of SemGroup, L.P. was a significant marketer of Barnwell’s oil and natural gas.  As a result of the SemGroup, L.P. bankruptcy filings, Barnwell recorded an allowance for doubtful accounts and bad debt expense during the year ended September 30, 2008 for production sold to the SemGroup, L.P. subsidiary in June and July 2008.  August 2008 and subsequent production was moved to a different marketer.

No bad debt reserves were recorded during fiscal 2007 or 2006.

Depletion, depreciation and amortization

Depletion, depreciation and amortization increased $1,552,000 (12%) to $14,726,000 in fiscal 2008, as compared to $13,174,000 in fiscal 2007, due to a 5% increase in the depletion rate and a 10% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.  The increase was partially offset by a 4% decrease in production.  The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves.  Barnwell’s cost of finding and developing proven reserves has increased due to the costs of oil and natural gas exploration and development having increased along with product prices and the drilling of unsuccessful wells.

Depletion, depreciation and amortization increased $1,597,000 (14%) to $13,174,000 in fiscal 2007, as compared to $11,577,000 in fiscal 2006, due to a 12% increase in the depletion rate and a 3% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Interest expense

Interest expense increased $44,000 (4%) to $1,043,000 in fiscal 2008, as compared to $999,000 in fiscal 2007, due to higher average loan balances, partially offset by lower average interest rates during fiscal 2008 as compared to fiscal 2007.  The weighted-average balance of outstanding borrowings from Royal Bank of Canada increased to $13,672,000 in fiscal 2008 as compared to $12,566,000 in fiscal 2007.  The average interest rate incurred during fiscal 2008 on Barnwell’s borrowings from Royal Bank of Canada decreased to 5.62%, as compared to 7.28% in fiscal 2007.  The weighted-average balance of outstanding borrowings under the real estate credit facility increased to $8,530,000 in fiscal 2008 as compared to $2,799,000 in fiscal 2007.  The average interest rate incurred during fiscal 2008 from borrowings on the real estate credit facility decreased to 6.33%, as compared to 7.25% in fiscal 2007.  Of the interest amounts incurred, $394,000 was capitalized in fiscal 2008 as compared to $142,000 during fiscal 2007.

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

Interest costs for the fiscal years ended September 30, 2008, 2007 and 2006 are summarized as follows:

	Year ended September 30,
	2008	2007	2006
Interest costs incurred	$1,437,000	$1,141,000	$ 833,000
Less interest costs capitalized on residential lots under development	394,000	142,000	–
Interest expense	$1,043,000	$ 999,000	$ 833,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Barnwell anticipates the two turnkey homes currently being built will be completed within the next six months.  Upon such completion, Barnwell will no longer capitalize interest incurred on borrowings pertaining to the two lots under development and construction costs.  Additionally, Barnwell estimates that, due to the current credit crisis, the interest rates on the Company’s facility with the Royal Bank of Canada will increase upon renewal in April 2009.  Therefore, we anticipate interest expense starting in the third quarter of fiscal 2009 will increase accordingly.

Income taxes

During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  This reduction in Canadian federal tax rates resulted in a $909,000 reduction of the net deferred tax liability during fiscal 2008.  A minor reduction in Canadian federal tax rates in fiscal 2007 resulted in a $100,000 reduction in net deferred tax liabilities in fiscal 2007.

Barnwell’s effective consolidated income tax rate for the year ended September 30, 2008, excluding the aforementioned $909,000 impact of the reduction in Canadian income tax rates, was approximately 36%, and the effective consolidated income tax rate for the year ended September 30, 2007 was approximately 49%.  As Barnwell establishes a valuation allowance for the U.S. tax effect of deferred Canadian taxes which may not be realizable in future years as there can be no assurance of any specific level of earnings or that the timing of U.S. taxable income will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes, a relative increase in Canadian deferred income taxes increases Barnwell’s consolidated effective income tax rate, and a relative decrease in such taxes decreases Barnwell’s consolidated effective income tax rate.  In fiscal 2008, Canadian deferred taxes, before the impact of the Canadian income tax rate reduction discussed above, decreased.  In fiscal 2007, Canadian deferred taxes increased.  Accordingly, the effective tax rate in fiscal 2008, before the impact of the Canadian income tax rate reduction, decreased in fiscal 2008 relative to fiscal 2007.  Partially offsetting the decrease in the effective tax rate in fiscal 2008 was an increase due to the impact of a $357,000 Canadian income tax provision for unrecognized tax benefits, including interest, in fiscal 2008.

Included in the provision for income taxes for fiscal 2006 is a Canadian deferred tax benefit of $1,094,000 resulting from reductions in Canadian tax rates.  Also included in the provision for income taxes for fiscal 2006 is the recognition of a deferred income tax benefit of $4,130,000 due to a reduction in the valuation allowance for foreign tax credit carryforwards.  There were no reductions in the valuation allowance for foreign tax credit carryforwards in fiscal 2008 or 2007.  The effective tax rate, before the impact of the Canadian tax rate reductions and benefit from the reduction in the valuation allowance for foreign tax credit carryforwards, was approximately 53% in fiscal 2006 due to a relatively high amount of Canadian deferred taxes in that year that did not provide a corresponding benefit for U.S. tax purposes.

Equity in earnings of real estate affiliate

In fiscal 2006, Barnwell entered into an agreement with Nearco, Inc. (“Nearco”), to form Mauka 3K, LLC (“Mauka 3K”), for the purpose of providing real estate consulting services and investing in real estate.  Barnwell and Nearco each have a 50% voting interest in Mauka 3K.  Nearco is a company controlled by a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests in Note 9 in the “Notes to Consolidated Financial Statements” in Item 8).  Barnwell does not have a controlling interest in Mauka 3K and thus accounts for its investment utilizing the equity method of accounting.  Under the equity method of accounting, Barnwell’s proportionate share of its affiliate’s income is included in equity in earnings of real estate affiliate.

In fiscal 2006 Barnwell received net proceeds of $1,440,000 representing its share of real estate consulting revenues, less related expenses.  The net proceeds are reflected in the Consolidated Statements of Earnings for the year ended September 30, 2006 as “Equity in earnings of real estate affiliate, net of tax.”  There was essentially no activity in Mauka 3K during fiscal years 2008 and 2007.

Environmental Matters

Federal, state, and Canadian governmental agencies issue rules and regulations and enforce laws to protect the environment which are often difficult and costly to comply with and which carry substantial penalties for failure to comply, particularly in regard to the discharge of materials into the environment.  The regulatory burden on the oil and natural gas industry increases its cost of doing business.  These laws, rules and regulations affect the operations of Barnwell and could have a material adverse effect upon the earnings or competitive position of Barnwell.  Although Barnwell’s experience has been to the contrary, there is no assurance that this will continue to be the case.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, however, for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 157 will not have a material impact on Barnwell’s results of operations, financial condition and liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 159 will not have a material impact on Barnwell’s results of operations, financial condition and liquidity.

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

Liquidity and Capital Resources

Cash Flows, Debt and Available Credit

Cash flows provided by operations totaled $18,440,000 for fiscal 2008, an increase of $9,648,000 as compared to $8,792,000 of cash flows provided by operations for the same period in the prior year.  This increase was due primarily to an increase in operating profit generated by Barnwell’s oil and natural gas segment.

Net cash used in investing activities totaled $12,037,000 for fiscal 2008 as compared to $18,035,000 for fiscal 2007.  Cash outflows for investing activities decreased primarily due to investments made in fiscal 2007 that were not made in fiscal 2008.  These investments include a 1.5% passive minority interest in three joint ventures, lot acquisition rights, a residential parcel held for investment, and deposits to acquire residential parcels.  The decrease in cash outflows from investing activities was partially offset by increased capital expenditure payments, primarily associated with Barnwell’s oil and natural gas segment, during fiscal 2008 as compared to fiscal 2007.  During fiscal 2008, Barnwell acquired a residential lot for investment, $2,178,000 of which was directly financed by a bank and thus is reflected as a non-cash investing activity.

Cash flows used in financing activities totaled $2,504,000 for fiscal 2008 as compared to $7,275,000 of cash flows provided by financing activities for fiscal 2007.  This increase in cash outflows was primarily due to increases in long-term debt repayments and Barnwell stock repurchases in fiscal 2008 as compared to fiscal 2007.  In addition, financing activities in the prior year included a greater amount of proceeds from long-term debt borrowings and larger capital contributions received from a minority interest partner as compared to fiscal 2008.  Cash outflows from financing activities were partially offset by decreased dividend payments made during the current year as compared to the prior year.  Proceeds from long-term debt borrowings totaled $3,594,000, and $2,178,000 of debt borrowings resulted from direct bank financing of a purchase of a real estate parcel which is reflected as a non-cash financing activity.

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

In August 2008, Barnwell declared a cash dividend of $0.075 per share, payable September 22, 2008, to stockholders of record on September 8, 2008.

In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions.  On September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008.  During the year ended September 30, 2007, Barnwell repurchased 10,000 shares for an aggregate purchase price of $155,000, or approximately $15.50 per share, pursuant to the plan.  From October 1, 2007 to March 24, 2008, Barnwell repurchased 106,500 shares of its common stock for $1,597,000, or approximately $15.00 per share.  Of these amounts, 71,500 shares were purchased for $1,063,000, or approximately $14.87 per share, on the open market under the September 20, 2007 authorization, and 35,000 shares were purchased for $15.25 per share, the closing market price on the date of the transaction, or approximately $534,000, in a privately negotiated transaction with an officer/director of Barnwell.

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  From August 18, 2008 to September 30, 2008, Barnwell repurchased 26,600 shares of its common stock for $295,000, or approximately $11.10 per share.  As of September 30, 2008, there were 123,400 shares available for repurchase under the August 2008 authorization.

At September 30, 2008, Barnwell had $13,618,000 in cash and cash equivalents and approximately $8,653,000 of available credit under its credit facilities.

Barnwell believes its current cash balances, future cash flows from operations, land investment segment proceeds from the sale of development rights and percentage of sales payments, and available credit will be sufficient to fund its estimated capital expenditures and operations for the next 12 months, fund scheduled debt repayments and interest, and settle incentive compensation liabilities in cash if necessary.  However, oil and natural gas prices have been historically volatile and the timing and amount of land investment segment percentage of sales proceeds are unpredictable, sporadic, and not under Barnwell’s control.  Development rights proceeds, on the other hand, are scheduled but there is no assurance that future monies will be received.  If estimated cash inflows do not occur on a timely basis or are less than current expectations, and/or if Barnwell’s Canadian revolving credit facility is reduced below the current level of borrowings under the facility after the April 2009 review or is reduced because of significant decreases in the currency exchange rate, or if the real estate revolving credit facility’s loan advance limitation is reduced below borrowed amounts as a result of a decrease in appraised values of the underlying security, Barnwell may be required to reduce oil and natural gas capital expenditures and other expenditures, possibly significantly, and seek alternative sources of financing or liquidate investments and/or operating assets to make any required cash outflows.

Barnwell anticipates the two turnkey homes currently being built will be completed within the next six months.  The real estate revolving credit facility pertaining to the two turnkey homes and two lots held for investment is due on December 17, 2010.  If Barnwell is unable to sell the homes and lots held for investment within a reasonable timeframe, Barnwell will be required to refinance the loan or seek alternative financing, or Barnwell may be required to reduce oil and natural gas capital expenditures to make any required cash outflows.  In addition, Barnwell will have cash outflows such as interest and other holding costs until the homes and lots are sold.

Barnwell estimates that it will make approximately $400,000 in contributions to the pension plan during fiscal 2009.  Subsequent to September 30, 2008, the pension plan’s assets declined approximately $450,000 in value.

Residential Real Estate Capitalized Costs

Construction of the two residences being developed for resale commenced in January 2008.  Capitalized expenditures related to construction of the two residences, including accrued construction costs and capitalized interest, totaled $3,867,000 for the year ended September 30, 2008.

In January 2008, Kaupulehu 2007 acquired a fourth residential lot and borrowed $2,178,000 under its credit facility to finance the balance of the purchase price of the lot.  Kaupulehu 2007 intends to hold this lot for investment.  Barnwell believes proceeds from the future sale of the homes and lots held for investment would be sufficient to repay the balance of related loan borrowings as of the date of this filing.

As of the date of the filing, framing and roofing work have been completed for both homes, allowing plumbing, electrical, air conditioning and audio/video work to proceed.  Plumbing and electrical work were substantially completed in mid-November.  A 6-foot rock wall separating the two residences is nearly complete and the construction of rock walls separating these lots from other adjoining lots is underway.  We are currently proceeding with stucco work on the exteriors, and interior work is beginning on the installation of drywall, windows and doors.

Landscaping work is also moving forward, which include exterior ponds which were poured and stripped at the end of September 2008 and 35 coconut palms which have been planted on the two lots.  Each home has a different floor plan which, along with the planned lush, tropical landscaping, will give each home a distinctive character.  Furnishings for the homes are in the process of being purchased.  Each home will be uniquely decorated to project the relaxed Big Island lifestyle.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, increased $3,498,000 (25%) from $14,164,000 in fiscal 2007 to $17,662,000 in fiscal 2008.  During the year ended September 30, 2008, Barnwell participated in drilling 32 gross (7.8 net) wells, of which 29 gross (6.9 net) wells appear to be successful or are currently being evaluated and 3 gross (0.9 net) wells were not successful.  During fiscal 2008, Barnwell replaced 81% of oil production (including natural gas liquids and including revisions of previous estimates) and 78% of natural gas production (including revisions of previous estimates).  During fiscal 2008, Barnwell replaced 47% of oil production (including natural gas liquids and excluding revisions of previous estimates) and 45% of natural gas production (excluding revisions of previous estimates).  Of these 32 gross wells in fiscal 2008, Barnwell initiated 12 gross (4.9 net) wells.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Of the $17,662,000 total oil and natural gas properties investments for fiscal 2008, $518,000 (3%) was for acquisition of oil and natural gas leases and lease rentals, $1,451,000 (8%) was for geological and geophysical costs, $8,852,000 (50%) was for intangible drilling costs, and $6,841,000 (39%) was for production equipment.

The following table sets forth the gross and net numbers of oil and natural gas wells Barnwell participated in drilling for each of the last three fiscal years:

	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net

Exploratory oil and natural gas wells	6	2.6	2	0.9	7	2.4

Development oil and natural gas wells	26	5.2	30	5.8	40	11.1

Successful oil and natural gas wells	29	6.9	29	5.6	40	11.2

Unsuccessful oil and natural gas wells	3	0.9	3	1.1	7	2.3

Barnwell estimates that oil and natural gas capital expenditures for fiscal 2009 will range from $10,000,000 to $15,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Contractual Obligations

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2008 for $20,000,000 Canadian dollars, or approximately US$18,870,000 at the September 30, 2008 exchange rate.  Borrowings under this facility were US$15,000,000 at September 30, 2008 and are included in long-term debt.  At September 30, 2008, Barnwell had unused credit available under this facility of approximately US$3,870,000.  The facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.0%, at U.S. prime plus 0.75%, or in Canadian dollars at Canadian prime plus 0.75%.  A standby fee of 0.35% per annum is charged on the unused facility balance.

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 9 in the “Notes to Consolidated Financial Statements” in Item 8), under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that Mr. David Johnston and the building contractor will each receive 20% of the sales profit, which is contingent on the sale of each of the two homes under construction.

As discussed in Note 11 in the “Notes to Consolidated Financial Statements” in Item 8, in December 2007, Kaupulehu 2007 refinanced $6,600,000 of its borrowings under a previously outstanding non-revolving credit facility with a new revolving credit facility from another financial institution.  The new facility provides $16,000,000 of credit under a revolving line of credit for the purpose of refinancing the acquisition of the three aforementioned parcels, financing the acquisition of a fourth parcel purchased in January 2008, and financing costs of home construction on the said four lots.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  At September 30, 2008, Barnwell had unused credit available under this facility of approximately $4,783,000.

ITEM 7A.                                            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
Barnwell Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii

December 18, 2008

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,618,000	$10,107,000
Accounts receivable, net of allowance for doubtful accounts of:
$1,078,000 at September 30, 2008 and $20,000 at September 30, 2007	7,524,000	7,131,000
Deferred income taxes	2,134,000	2,171,000
Current taxes receivable	975,000	1,040,000
Other current assets	1,411,000	1,030,000
TOTAL CURRENT ASSETS	25,662,000	21,479,000
DEPOSITS ON RESIDENTIAL PARCELS	200,000	800,000
RESIDENTIAL LOTS UNDER DEVELOPMENT	8,876,000	5,009,000
INVESTMENT IN RESIDENTIAL PARCELS	4,708,000	2,383,000
INVESTMENT IN JOINT VENTURES	2,776,000	2,765,000
INVESTMENT IN LAND INTERESTS	1,450,000	1,450,000
PROPERTY AND EQUIPMENT, NET	88,690,000	90,679,000
TOTAL ASSETS	$132,362,000	$124,565,000
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,516,000	$5,983,000
Accrued capital expenditures	3,071,000	2,774,000
Accrued stock appreciation rights	785,000	1,672,000
Accrued incentive plan costs	1,587,000	2,029,000
Other accrued compensation costs	3,481,000	3,228,000
Drilling advances	403,000	1,407,000
Payable to joint interest owners	1,581,000	1,123,000
Income taxes payable	3,506,000	-
Current portion of long-term debt	-	354,000
Other current liabilities	1,903,000	2,160,000
TOTAL CURRENT LIABILITIES	22,833,000	20,730,000
LONG-TERM DEBT	26,217,000	22,104,000
LIABILITY FOR RETIREMENT BENEFITS	2,041,000	2,387,000
ASSET RETIREMENT OBLIGATION	4,565,000	4,734,000
DEFERRED INCOME TAXES	14,375,000	19,299,000
MINORITY INTEREST	1,067,000	707,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares:
8,403,060 issued at September 30, 2008, 8,280,060 issued at September 30, 2007	4,202,000	4,140,000
Additional paid-in capital	1,222,000	738,000
Retained earnings	54,862,000	44,988,000
Accumulated other comprehensive income, net	3,143,000	4,933,000
Treasury stock, at cost:
150,200 shares at September 30, 2008, 11,900 shares at September 30, 2007	(2,165,000)	(195,000)
TOTAL STOCKHOLDERS’ EQUITY	61,264,000	54,604,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,362,000	$124,565,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended September 30,
	2008	2007	2006
Revenues:
Oil and natural gas	$49,441,000	$34,599,000	$37,904,000
Contract drilling	9,787,000	5,993,000	5,866,000
Sale of interest in leasehold land, net	446,000	3,370,000	9,637,000
Sale of development rights, net	4,161,000	2,292,000	2,702,000
Gas processing and other	1,809,000	1,182,000	1,151,000
Gain on sale of drill rig	-	-	700,000

	65,644,000	47,436,000	57,960,000

Costs and expenses:
Oil and natural gas operating	10,581,000	10,203,000	8,217,000
Contract drilling operating	7,684,000	4,939,000	4,709,000
General and administrative	12,497,000	10,457,000	11,644,000
Bad debt expense	1,091,000	-	-
Depreciation, depletion and amortization	14,726,000	13,174,000	11,577,000
Interest expense, net	1,043,000	999,000	833,000
Minority interest in earnings	1,006,000	988,000	2,783,000

	48,628,000	40,760,000	39,763,000

Earnings before income taxes and equity in earnings of real estate affiliate	17,016,000	6,676,000	18,197,000

Income tax provision	(5,284,000)	(3,160,000)	(4,455,000)

Equity in earnings of real estate affiliate, net of tax	-	-	895,000

NET EARNINGS	$11,732,000	$3,516,000	$14,637,000

BASIC NET EARNINGS PER COMMON SHARE	$1.42	$0.43	$1.79
DILUTED NET EARNINGS PER COMMON SHARE	$1.39	$0.41	$1.68

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,248,581	8,208,189	8,169,060
DILUTED	8,438,914	8,608,759	8,698,405

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$11,732,000	$3,516,000	$14,637,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	14,726,000	13,174,000	11,577,000
Bad debt expense	1,091,000	-	-
Minority interest in earnings	1,006,000	988,000	2,783,000
Retirement benefits expense	528,000	511,000	394,000
Accretion of asset retirement obligation	314,000	232,000	199,000
Gain on sale of drill rig	-	-	(700,000)
Asset retirement obligation payments	(48,000)	(42,000)	(20,000)
Share-based compensation (benefit) expense	(402,000)	462,000	583,000
Retirement benefits contribution	(456,000)	(250,000)	(1,050,000)
Share-based compensation payments	(458,000)	(2,024,000)	(1,649,000)
Deferred income tax (benefit) expense	(2,404,000)	1,456,000	1,162,000
Additions to residential lots under development	(3,277,000)	(4,868,000)	-
Sale of interest in leasehold land, net	(446,000)	(3,370,000)	(9,637,000)
Sale of development rights, net	(4,161,000)	(2,292,000)	(2,702,000)
Increase from changes in current assets and liabilities	695,000	1,299,000	2,552,000

Net cash provided by operating activities	18,440,000	8,792,000	18,129,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	4,161,000	2,292,000	2,702,000
Proceeds from sale of interest in leasehold land, net of fees paid	1,111,000	3,370,000	12,620,000
Refund of deposits on residential parcels	400,000	-	-
Proceeds from gas over bitumen royalty adjustments	259,000	248,000	347,000
Return of capital distribution from joint venture	-	525,000	-
Proceeds from matured certificates of deposit	-	-	1,700,000
Proceeds from sale of drill rig	-	-	712,000
Deposits on residential parcels	-	(800,000)	-
Purchase of lot acquisition rights	-	(1,400,000)	-
Investment in joint ventures	(11,000)	(3,290,000)	-
Additions to investment in residential parcels	(279,000)	(2,383,000)	-
Capital expenditures	(17,678,000)	(16,597,000)	(25,385,000)

Net cash used in investing activities	(12,037,000)	(18,035,000)	(7,304,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	3,594,000	9,486,000	-
Proceeds from exercise of stock options	241,000	329,000	-
Contributions from minority interest partner	4,000	751,000	-
Payment of loan commitment fee	(100,000)	-	-
Distributions to minority interest partners	(1,033,000)	(1,032,000)	(3,095,000)
Repayments of long-term debt	(1,460,000)	(52,000)	-
Payment of dividends	(1,858,000)	(2,052,000)	(1,430,000)
Purchases of common stock for treasury	(1,892,000)	(155,000)	-

Net cash (used in) provided by financing activities	(2,504,000)	7,275,000	(4,525,000)

Effect of exchange rate changes on cash and cash equivalents	(388,000)	103,000	180,000

Net increase (decrease) in cash and cash equivalents	3,511,000	(1,865,000)	6,480,000

Cash and cash equivalents at beginning of year	10,107,000	11,972,000	5,492,000

Cash and cash equivalents at end of year	$13,618,000	$10,107,000	$11,972,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30, 2006, 2007 and 2008

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity

Balance at September 30, 2005	8,169,060	$4,085,000	$-		$30,317,000	$1,624,000	$-	$36,026,000

Share-based compensation costs			144,000					144,000

Dividends declared, $0.175 per share					(1,430,000)			(1,430,000)

Comprehensive income:
Net earnings				$14,637,000	14,637,000			14,637,000
Other comprehensive income:
Foreign currency translation adjustments, net of $641,000 of taxes				1,140,000		1,140,000		1,140,000
Minimum pension liability adjustment, net of $44,000 of taxes				88,000		88,000		88,000
Total comprehensive income				$15,865,000

At September 30, 2006	8,169,060	$4,085,000	$144,000		$43,524,000	$2,852,000	$-	$50,605,000

(continued on next page)

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30, 2006, 2007 and 2008

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

(continued on next page)

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30, 2006, 2007 and 2008

(continued from previous page)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity

Balance at September 30, 2007	8,268,160	$4,140,000	$738,000		$44,988,000	$4,933,000	$(195,000)	$54,604,000

Exercise of stock options, 123,000 shares net of 5,200 shares tendered and placed in treasury	117,800	62,000	257,000				(78,000)	241,000

Share-based compensation costs			35,000					35,000

Tax benefit from employee stock option transactions			192,000					192,000

Purchases of 133,100 common shares for treasury	(133,100)						(1,892,000)	(1,892,000)

Dividends declared, $0.23 per share					(1,858,000)			(1,858,000)

Comprehensive income:
Net earnings				$11,732,000	11,732,000			11,732,000
Other comprehensive loss –
foreign currency translation adjustments, net of $1,748,000 tax benefit				(2,066,000)		(2,066,000)		(2,066,000)
Other comprehensive income – retirement plans – amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $143,000 of taxes				276,000		276,000		276,000
Total comprehensive income				$9,942,000

At September 30, 2008	8,252,860	$4,202,000	$1,222,000		$54,862,000	$3,143,000	$(2,165,000)	$61,264,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

1.             DESCRIPTION OF THE REPORTING ENTITY AND BUSINESS

The consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries, including an indirect 77.6%-owned land investment general partnership and two 80%-owned joint ventures, (collectively referred to herein as “Barnwell,” “we,” “our,” “us,” or the “Company”).  All significant intercompany accounts and transactions have been eliminated.  Investments in companies over which Barnwell has the ability to exercise significant influence, but not control, are accounted for using the equity method.

During its last three fiscal years, Barnwell was engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada, 2) investing in leasehold land and other real estate interests in Hawaii, 3) acquiring property for investment and development of homes for sale in Hawaii (established January 2007), and 4) drilling wells and installing and repairing water pumping systems in Hawaii.  Barnwell’s oil and natural gas activities comprise its largest business segment.  Approximately 75% of Barnwell’s revenues and 96% of Barnwell’s capital expenditures for the fiscal year ended September 30, 2008 were attributable to its oil and natural gas activities.  Barnwell’s land investment segment revenues accounted for 7% of fiscal 2008 revenues; Barnwell’s contract drilling activities accounted for 15% of fiscal 2008 revenues; and Barnwell’s residential real estate segment and other revenues comprised 3% of fiscal 2008 revenues.

2.             SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest.  The allowance for doubtful accounts is Barnwell’s best estimate of the amount of probable credit losses in Barnwell’s existing accounts receivable and is based on historical write-off experience and the application of the specific identification method.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  Barnwell does not have any off-balance sheet credit exposure related to its customers.

Oil and Natural Gas Properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 12D.  Depletion is computed using the units-of-production method whereby capitalized costs, net of salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.  At September 30, 2008 and 2007, Barnwell had no investments in major oil and natural gas development projects that were not being depleted.  General and administrative costs related to oil and natural gas operations are expensed as incurred.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

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

Residential Lots Under Development, Investment in Residential Parcels and Deposits on Residential Parcels

Residential lots under development, investment in residential parcels and deposits on residential parcels are reported at the lower of the asset carrying value or fair value.  The recorded balances are evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable.

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

Barnwell capitalizes interest costs during development and construction and includes these costs in cost of sales when homes are sold.

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

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Barnwell has established a valuation allowance primarily for the U.S. tax effect of deferred Canadian taxes, accrued liabilities, bad debt allowances and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings, that the timing of U.S. taxable income will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes, or that Canadian deferred tax assets will provide any incremental benefit for U.S. tax purposes over the amount of benefit for Canadian tax purposes.

Effective October 1, 2007, Barnwell adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.”  This interpretation prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority.  Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority.  Liabilities for unrecognized tax benefits related to such tax positions are included in other long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in accrued expenses and other current liabilities.  Interest and penalties related to unrecognized tax benefits are included in income tax expense.  The adoption of FIN No. 48 did not have a material impact on Barnwell’s financial statements.  See further discussion at Note 13 below.

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

Barnwell accounts for its defined benefit pension plan and SERP in accordance with SFAS No. 87, “Employers’ Accounting for Pensions” and its postretirement medical insurance benefits plan in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  Effective September 30, 2007, Barnwell adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” for its retirement plans.  SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 also requires the measurement of retirement plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  See further discussion at Note 14 below.

The estimation of Barnwell’s retirement plan obligations, costs and liabilities requires management to estimate the amount and timing of cash outflows for projected future payments and cash inflows for maturities and expected returns on plan assets.  These assumptions may have an effect on the amount and timing of future contributions.

At the end of each year, Barnwell determines the discount rate to be used to calculate the present value of plan liabilities and the net periodic benefit cost.  The discount rate is an estimate of the current interest rate at which the retirement plan liabilities could be effectively settled at the end of the year.  In estimating this rate, Barnwell looks to rates of return on high-quality, fixed-income investments.  The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year.  The estimated rate of return on plan assets is based on historical trends combined with long-term expectations, the mix of plan assets and long-term inflation assumptions.  For both the discount rate and the plan asset return rate, a range of estimates could reasonably have been used which would affect the amount of retirement plan expense and retirement plan liability recorded.

The effects of actual results differing from the above assumptions or revisions to actuarial assumptions could materially affect Barnwell’s financial condition and/or results of operations.  The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income (loss). These unamortized gains and losses are amortized and reclassified to income (loss) over future periods.

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

Inventories

Inventories are comprised of drilling materials and are valued at the lower of weighted-average cost or market value.  Inventory is included in the Consolidated Balance Sheets as of September 30, 2008 and 2007 under the caption “Other current assets.”

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

Asset Retirement Obligation

Barnwell accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.  If an obligation is settled for other than the carrying amount of the liability, Barnwell will recognize a gain or loss on settlement.

Earnings Per Common Share

In October 2005, Barnwell’s Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend.  The shares were distributed on November 14, 2005 to all stockholders of record as of October 28, 2005.  All information in this Form 10-K has been adjusted where necessary to reflect the stock split for all periods presented.

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options.

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the years ended September 30, 2008, 2007 and 2006 are as follows:

	September 30, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$11,732,000	8,248,581	$1.42
Effect of dilutive securities - common stock options	-	190,333
Diluted earnings per share	$11,732,000	8,438,914	$1.39

	September 30, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$3,516,000	8,208,189	$0.43
Effect of dilutive securities - common stock options	-	400,570
Diluted earnings per share	$3,516,000	8,608,759	$0.41

	September 30, 2006
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$14,637,000	8,169,060	$1.79
Effect of dilutive securities - common stock options	-	529,345
Diluted earnings per share	$14,637,000	8,698,405	$1.68

There were no anti-dilutive shares for fiscal years 2008, 2007 and 2006.

Share-Based Compensation

Barnwell accounts for its share-based compensation plans in accordance with SFAS No. 123(R), “Share-Based Payment,” and SEC SAB No. 107, “Share-Based Payment,” using the modified prospective method.  Under SFAS No. 123(R), share-based compensation cost is measured at fair value.  Under the modified prospective transition method, compensation cost recognized in the years ended September 30, 2008, 2007 and 2006 include the cost for equity-classified share options vested during the period and all vested liability-classified share-based awards granted prior to October 1, 2005, as determined under the provisions of SFAS No. 123(R).  The cumulative effect, net of income taxes, of the impact of adoption of SFAS No. 123(R) on liability-classified awards on October 1, 2005, was not material to the consolidated financial statements.

Under SFAS No. 123(R), share-based compensation cost is measured at fair value.  Barnwell utilizes a closed-form valuation model to determine the fair value of each option award.  Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options.  The expected terms of the options represent expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior.  The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.  Expected dividends are based on current and historical dividend payments.  Share-based compensation expense recognized in earnings for the years ended September 30, 2008, 2007 and 2006 are reflected in “General and administrative” expenses in the Consolidated Statements of Earnings.

Foreign Currency Translation

Assets and liabilities of foreign operations and subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders’ equity account entitled “Accumulated other comprehensive income, net.”  Operating results of foreign subsidiaries are translated at average exchange rates during the period.  Realized foreign currency transaction gains or losses were not material in fiscal years 2008, 2007, and 2006.

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

Reclassifications

Certain reclassifications have been made to the September 30, 2007 and 2006 consolidated financial statements to conform to classifications used in the September 30, 2008 consolidated financial statements.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements, however, for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 157 will not have a material impact on Barnwell’s results of operations, financial condition and liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Adoption of SFAS No. 159 will not have a material impact on Barnwell’s results of operations, financial condition and liquidity.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment to Accounting Research Bulletin No. 51.”  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning on or after December 15, 2008.  Barnwell’s management is currently evaluating the impact of these provisions on Barnwell’s results of operations, financial condition and liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  Barnwell does not expect that the adoption of SFAS No. 162 will have a material impact on its financial statements.

3.             ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $1,078,000 and $20,000 as of September 30, 2008 and 2007, respectively.  Included in accounts receivable are contract retainage balances of $532,000 and $385,000 as of September 30, 2008 and 2007, respectively.  The retainage balance as of September 30, 2008 is expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

The increase in the allowance for doubtful accounts at September 30, 2008 as compared to September 30, 2007 is principally due to the bankruptcy of SemGroup, L.P.  In July 2008, SemGroup, L.P. announced it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code as well as an application for creditor protection under the Companies’ Creditors Arrangement Act in Canada.  A subsidiary of SemGroup, L.P. was a significant marketer of Barnwell’s oil and natural gas.  As a result of the SemGroup, L.P. bankruptcy filings, Barnwell recorded an $857,000 allowance for doubtful accounts and bad debt expense during the year ended September 30, 2008 for production sold to the SemGroup, L.P. subsidiary in June and July 2008.  August 2008 and subsequent production was moved to a different marketer.

Costs and estimated earnings on uncompleted contracts are as follows:

	September 30,
	2008	2007
Costs incurred on uncompleted contracts	$7,629,000	$6,365,000
Estimated earnings	1,271,000	751,000
	8,900,000	7,116,000
Less billings to date	8,252,000	7,173,000
	$648,000	$(57,000)

Costs and estimated earnings on uncompleted contracts are included in the Consolidated Balance Sheets as follows:

	September 30,
	2008	2007
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$884,000	$598,000
Billings in excess of costs and estimated earnings on uncompleted contracts (included in other current liabilities)	(236,000)	(655,000)
	$648,000	$(57,000)

4.             SHARE-BASED PAYMENTS

Barnwell has outstanding stock options issued to certain employees under stockholder-approved qualified plans and non-qualified plans at September 30, 2008.  The qualified options were granted in accordance with the 1998 Stock Option Plan with an exercise price equal to the closing market price of Barnwell’s stock on the date preceding the date of grant (110% of the closing market price on the date preceding the date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates).  The qualified plan permits the grant of share options to employees for up to 780,000 shares of common stock.  A total of 774,000 share options have been granted under this plan.  No option shares were available for grant under the qualified plan as of the date of this filing.  The non-qualified options were granted with an exercise price equal to the closing market price of Barnwell’s stock on the date of grant, vest annually over five years of continuous service, and expire ten years from the date of grant.  The non-qualified options have stock appreciation rights features that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

On March 3, 2008, the stockholders of Barnwell approved the 2008 Equity Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, the Compensation Committee, which consists of independent members of Barnwell’s Board of Directors, is authorized to grant incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors.  800,000 shares of Barnwell common stock have been reserved for issuance pursuant to the 2008 Plan.  A total of 340,000 share options have been granted under this plan, leaving 460,000 option shares available for grant under the 2008 Plan at September 30, 2008.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises under both the qualified plans and non-qualified plans when the optionee requests shares.

The Company’s share-based compensation expense (benefit) and related income tax effects are as follows:

	Year ended September 30,
	2008	2007	2006

Share-based compensation (benefit) expense	$(402,000)	$ 462,000	$ 583,000

Income tax effect - provision (benefit)	$ 149,000	$(133,000)	$(146,000)

As of September 30, 2008, there was $839,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over 3.4 years.  Total share-based compensation expense related to the vesting of awards in the years ended September 30, 2008, 2007 and 2006 was $374,000, $408,000 and $884,000, respectively.  Share-based compensation expense recognized in earnings for the years ended September 30, 2008, 2007 and 2006 are reflected in “General and administrative” expenses in the Consolidated Statements of Earnings.

Equity-classified Awards

Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the year ended September 30, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2007	345,000	$5.96
Granted	-
Exercised	(123,000)	$2.59
Forfeited/Expired	-
Outstanding at September 30, 2008	222,000	$7.83	2.5	$365,000

Exercisable at September 30, 2008	169,500	$7.39	2.5	$352,000

Total share-based compensation expense for equity-classified awards vested in the years ended September 30, 2008, 2007 and 2006 was $35,000, $77,000 and $144,000, respectively.  There was no impact on income taxes as the expense relates to qualified options.

The total intrinsic value of equity options exercised during the years ended September 30, 2008, 2007 and 2006 was $1,077,000, $1,733,000 and nil, respectively.

Barnwell recorded tax benefits related to employees’ disqualification of qualified stock options of $192,000 and $203,000 during the years ended September 30, 2008 and 2007, respectively.  The tax benefits were reflected as increases in additional paid-in capital in fiscal 2008 and 2007.  There were no stock option disqualifications in fiscal 2006.

Liability-classified Awards

Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.

Barnwell granted stock options to acquire a total of 340,000 shares of Barnwell’s common stock under non-qualified plans during fiscal 2008.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the years ended September 30, 2008, 2007 and 2006:

	Year ended September 30,
	2008	2007	2006

Expected volatility range	37.4% to 43.4%	35.0% to 35.2%	28.4% to 42.0%
Weighted-average volatility	39.4%	35.2%	33.0%
Expected dividends	2.4%	1.2% to 1.3%	1.0%
Expected term (in years)	6.2 to 9.6	0.7 to 4.8	0.8 to 6.0
Risk-free interest rate	3.2% to 3.9%	4.1% to 4.2%	4.7% to 4.9%
Expected forfeitures	None	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation, and consequently, the related costs reported in the Consolidated Statements of Earnings.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the year ended September 30, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2007	196,000	$7.54
Granted	340,000	$11.85
Exercised	(40,000)	$2.60
Forfeited/Expired	-
Outstanding at September 30, 2008	496,000	$10.89	8.4	$103,000

Exercisable at September 30, 2008	72,000	$8.80	6.2	$48,000

Total share-based compensation for liability-classified awards was a benefit of $437,000 for the year ended September 30, 2008 and expenses of $385,000 and $439,000 for the years ended September 30, 2007 and 2006, respectively.  The related income tax effects were an expense of $149,000 for the year ended September 30, 2008 and benefits of $133,000 and $146,000 for the years ended September 30, 2007 and 2006, respectively.  Included in share-based compensation for liability-classified awards for fiscal 2008, 2007 and 2006 was $339,000, $331,000 and $740,000, respectively, of compensation expense related to shares that vested during each respective period and a $776,000 benefit, a $54,000 expense and a $301,000 benefit, respectively, due to remeasurement at September 30, 2008, 2007 and 2006 of the fair value of previously vested shares.

In fiscal 2008, the stock appreciation rights feature of 40,000 shares of non-qualified options was exercised and $458,000 was paid in cash by Barnwell.  The tax benefit realized for the tax deduction of these exercised options was $156,000 for the year ended September 30, 2008.  There were no other liability-classified share option exercises, expirations, or forfeitures in the year ended September 30, 2008.

During fiscal 2007, the stock appreciation rights feature of 104,000 shares of non-qualified options was exercised and $2,024,000 was paid in cash by Barnwell.  The tax benefit realized for the tax deduction of the exercised options was $705,000 for the year ended September 30, 2007.  There were no other liability-classified share option grants, exercises, expirations, or forfeitures in the year ended September 30, 2007.

During fiscal 2006, the stock appreciation rights feature of 90,000 shares of non-qualified options was exercised and $1,649,000 was paid in cash by Barnwell.  The tax benefit realized for the tax deduction of the exercised options was $577,000 for the year ended September 30, 2006.  There were no other liability-classified share option grants, exercises, expirations, or forfeitures in the year ended September 30, 2006.

Summary of Stock Awards

In June 1998, Barnwell granted 180,000 stock options under a non-qualified plan at a purchase price of $2.60 per share (market price on date of grant).  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  During the years ended September 30, 2008, 2007 and 2006, the stock appreciation rights feature on 40,000 shares, 80,000 shares and 60,000 shares, respectively, of these options were exercised and the differences between the exercise price and the closing prices per share on the days prior to the dates of exercise were paid by Barnwell.  Barnwell recognized compensation benefits of $108,000 and $359,000 relating to these options in fiscal years 2008 and 2006, respectively, and compensation expense of $229,000 in fiscal 2007.

In December 1999, Barnwell granted qualified stock options to acquire 582,000 shares of Barnwell’s common stock at a weighted-average exercise price per share of $2.04 (based on grants at market price and 110% of market price at date of grant).  The remaining 42,000 shares of unexercised options outstanding as of September 30, 2008 expire in December 2009.  During the years ended September 30, 2008 and 2007, Barnwell issued 113,000 shares and 91,000 shares, respectively, of its common stock resulting from exercises of these qualified stock options; no shares were issued during the year ended September 30, 2006.  No compensation cost was recognized for these options for the years ended September 30, 2008, 2007 and 2006 as these options were fully vested prior to 2005.

In December 2004, Barnwell granted qualified stock options to acquire 210,000 shares of Barnwell’s common stock at a weighted-average exercise price per share of $9.23 (based on grants at market price and 110% of market price at the date of grant).  These options vest annually over four years commencing one year from the date of grant and expire in December 2014 and December 2009 (for options granted to affiliates).  During the years ended September 30, 2008 and 2007, Barnwell issued 10,000 and 20,000 shares of its common stock, respectively, resulting from exercises of these stock options.  No shares were issued during the year ended September 30, 2006.  Barnwell recognized compensation expense of $35,000, $77,000 and $144,000 relating to these options in fiscal years 2008, 2007 and 2006, respectively.

In December 2004, Barnwell granted stock options to acquire 210,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $8.80 per share (market price on date of grant).  These options vest annually over five years commencing one year from the date of grant and expire in December 2014.  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  During the years ended September 30, 2007 and 2006, the stock appreciation rights feature of 24,000 shares and 30,000 shares, respectively, of these options were exercised and the differences between the exercise price and the closing prices per share on the days prior to the dates of exercise were paid by Barnwell; no options were exercised during fiscal 2008.  Barnwell recognized a compensation benefit of $590,000 relating to these options in fiscal 2008 and compensation expense of $156,000 and $798,000 in fiscal years 2007 and 2006, respectively.

In December 2007, Barnwell granted stock options to acquire 100,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $12.92 per share (market price on date of grant).  The stock options were issued in March 2008 under the 2008 Plan, which received shareholder approval on March 3, 2008.  These options vest annually over four years commencing one year from the date of grant and expire in December 2017.  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  Barnwell recognized compensation expense of $104,000 relating to these options in fiscal 2008.

In May 2008, Barnwell granted stock options to acquire 240,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $11.40 per share (market price on date of grant).  The stock options were issued under the 2008 Plan.  These options vest annually over four years commencing one year from the date of grant and expire in May 2018.  These options have stock appreciation rights that permit the holders to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  Barnwell recognized compensation expense of $157,000 relating to these options in fiscal 2008.

5.             DEPOSITS ON RESIDENTIAL PARCELS, INVESTMENT IN RESIDENTIAL PARCELS AND RESIDENTIAL LOTS UNDER DEVELOPMENT

Established in fiscal 2007, Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc. (“Nearco”), a company controlled by a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 9 below), acquires house lots for investment and constructs turnkey single-family homes for future sale.  Upon establishment, Kaupulehu 2007 made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels at a purchase price of $2,378,000 each in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC (“WB”), an unrelated entity.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of Hualalai Resort, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.

As of September 30, 2008, Kaupulehu 2007 owns four parcels in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, within and adjacent to the Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Three of the four parcels were acquired in fiscal 2007 and the fourth parcel was acquired in the second quarter of fiscal 2008.  Kaupulehu 2007 is in the process of developing residences for future sale on two of the parcels and intends to hold the remaining two parcels for investment purposes.  The two parcels held for development are classified as

“Residential Lots Under Development” and the other two parcels are classified as “Investment in Residential Parcels” on the Consolidated Balance Sheet at September 30, 2008.

In June 2008, Kaupulehu 2007 sold its investments in two of its three remaining rights to purchase lots in the Lot 4A Increment I area to an unrelated party at a price of $221,000 each.  The $443,000 gain from the sale of lot purchase rights is reflected in “Gas processing and other” on the Consolidated Statement of Earnings for the year ended September 30, 2008.  The unrelated party used the lot purchase rights acquired from Kaupulehu 2007 to purchase two parcels in the Lot 4A Increment I area from WB.  As Kaupulehu 2007 no longer had an obligation to purchase the aforementioned two parcels, Kaupulehu 2007 received a $400,000 refund of its original deposits for the two lots at $200,000 per lot.

At September 30, 2008, one deposit of $200,000 remained.  The closing date for Kaupulehu 2007’s obligation to purchase the remaining parcel is being negotiated.

Included in the Consolidated Balance Sheets under the caption “Residential Lots Under Development” are capitalized costs, which include the costs of acquiring land, development and construction costs, interest, property taxes and general and administrative expenses related to the development of land and home construction.  Costs that relate to a specific lot or home are assigned to that lot or home while common costs related to multiple lots or homes are allocated to each in proportion to their anticipated sales value.  Kaupulehu 2007 capitalizes interest costs during development and construction and includes these costs in cost of sales when homes are sold.  These capitalized interest costs totaled $394,000 and $142,000 for the years ended September 30, 2008 and 2007, respectively.

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of a director of Barnwell and minority interest owner in certain of Barnwell’s ventures (see further discussion on related party interests at Note 9 below), under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that in addition to a monthly fee, Mr. David Johnston and the building contractor will each receive 20% of the sales profit which is contingent on the sale of each of the two homes that are under construction.

6.             INVESTMENT IN JOINT VENTURES

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell and 20%-owned by Nearco, a company controlled by a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 9 below), owns a 1.5% passive minority interest in Hualalai Investors JV, LLC and in Hualalai Investors II, LLC (hereinafter referred to as “Hualalai Investors”), owners of Hualalai Resort, and Kona Village Investors, LLC, owner of Kona Village Resort.

Nearco purchased its 20% interest in Kaupulehu Investors, LLC, from Barnwell in fiscal 2007.  No gain or loss was recognized by Barnwell on this sale and Barnwell’s interest in Kaupulehu Investors, LLC was reduced to 80% as a result of this transaction.

Kaupulehu Investors, LLC, accounts for its 1.5% passive investments under the cost method.  The investments are evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.  These investments are reflected in the Consolidated Balance Sheets as of September 30, 2008 and 2007 as “Investment in Joint Ventures.”

7.             INVESTMENT IN LAND INTERESTS

Background

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii.

Between 1986 and 1989, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka’upulehu and Hualalai Golf Club which opened in 1996, a second golf course, and single-family and multi-family residential units.  These projects were developed on leasehold land acquired from Kaupulehu Developments by Kaupulehu Makai Venture, an unrelated entity, which was subsequently acquired in June 2006 by Hualalai Investors, an unrelated entity in which Barnwell acquired a 1.5% passive minority interest in fiscal 2007 (see further discussion in Note 6 above).

Between 1993 and 2001, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of single-family and multi-family residential units, a golf course and a limited commercial area on approximately 870 leasehold acres located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu.

Development Rights Under Option

Kaupulehu Developments holds development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club.  The development rights are under option to Hualalai Investors, an entity in which Barnwell acquired a 1.5% passive minority interest through an 80%-owned joint venture in fiscal 2007.  Hualalai Investors is the owner and current developer of Hualalai Resort.  Revenues, minority interest in earnings and operating profit related to sales of development rights under option for the fiscal years ended September 30, 2008, 2007 and 2006 are summarized as follows:

	Year ended September 30,
	2008	2007	2006
Sale of development rights under option:
Proceeds	$4,426,000	$2,438,000	$2,875,000
Fees	(265,000)	(146,000)	(173,000)
Revenues - sale of development rights, net	4,161,000	2,292,000	2,702,000
Minority interest in earnings	(910,000)	(501,000)	(591,000)
Operating profit - sale of development rights, net	$3,251,000	$1,791,000	$2,111,000

Fiscal 2008 proceeds from the sale of development rights of $4,426,000 include $2,656,000 of proceeds received for the development rights option that was due on December 31, 2007 as well as $1,770,000 of proceeds related to the development rights option due on December 31, 2008.

The total amount of remaining future option receipts, if all options are fully exercised, is $6,198,000 as of September 30, 2008, comprised of $886,000 representing the balance of the option due on December 31, 2008, and two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The development rights option revenues, net of related fees, are recorded in the Consolidated Statements of Earnings as “Sale of development rights, net.”

Lot 4A Increments I and II

In February 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC (“WB”) under which Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments (“Increment I” and “Increment II”), to WB.  There is no affiliation between Kaupulehu Developments and WB.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.  Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Resort Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.

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

In June 2006, Kaupulehu Developments entered into an agreement with WB and WB KD Acquisition II, LLC (“WBKD”), under which Kaupulehu Developments sold its interest in Increment II to WBKD.  There is no affiliation between Kaupulehu Developments and WB or WBKD.  WB and WBKD are both affiliates of RP-Hualalai Investors, LLC and Westbrook Partners.  Pursuant to the Increment II sale, Kaupulehu Developments received a $10,000,000 closing payment and is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.

The following table summarizes the revenues received from WB for the sale of Kaupulehu Developments’ interest in leasehold land, related minority interest in earnings and operating profit for the years ended September 30, 2008, 2007 and 2006:

	Year ended September 30,
	2008	2007	2006
Sale of interest in leasehold land:
Revenues from percentage of sales payments	$517,000	$3,585,000	$3,660,000
Revenues from Increment II closing payment	-	-	10,000,000
Capitalized costs relating to Increment II sale	-	-	(2,983,000)
Legal costs relating to Increment II sale	-	-	(220,000)
Fees	(71,000)	(215,000)	(820,000)
Revenues - sale of interest in leasehold land, net	446,000	3,370,000	9,637,000
Minority interest in earnings	(243,000)	(737,000)	(2,328,000)
Operating profit - sale of interest in leasehold land, net	$203,000	$2,633,000	$7,309,000

WB sold four single-family lots during the year ended September 30, 2008 and paid Kaupulehu Developments $1,182,000 in percentage of sales payments.  WB sold seven single-family lots during the year ended September 30, 2007 and paid Kaupulehu Developments $3,585,000 in percentage of sales payments.  WB sold five single-family lots during the year ended September 30, 2006 and paid Kaupulehu Developments $3,660,000 in percentage of sales payments.

One of the lots sold by WB in fiscal 2008 and three of the lots sold by WB in fiscal 2007 were purchased by Kaupulehu 2007 under a lot purchase contract executed in January 2007 (see further discussion in Note 5 above).  Percentage of sales payments received by Kaupulehu Developments from WB as a result of Kaupulehu 2007’s lot purchases in fiscal 2008 and 2007 totaled $214,000 and $642,000, respectively.  WB is not affiliated with Barnwell, Kaupulehu Developments or Kaupulehu 2007.  Percentage of sales revenues resulting from Kaupulehu 2007’s lot purchases were previously not eliminated.  In the three months ended September 30, 2008, Barnwell concluded that its share of all such revenues should be eliminated, resulting in a $665,000 non-cash reduction in revenues reported as “Sale of interest in leasehold land, net” in the Consolidated Statements of Earnings, with corresponding $333,000 and $332,000 reductions in the carrying value of “Residential Lots Under Development” and “Investment in Residential Parcels,” respectively, on the Consolidated Balance Sheet at September 30, 2008.  Impacts on all periods affected were not material.

Revenues from percentage of sales payments and the Increment II closing payment, net of related costs, are recorded in the Consolidated Statements of Earnings for the years ended September 30, 2008, 2007 and 2006, respectively, as “Sale of interest in leasehold land, net.”  There is no assurance that any future payments will be received.

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

Investment in Lot Acquisition Rights

Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell, holds 14 lot acquisition rights as to lots within approximately 5,000 acres of agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, North Kona, island and state of Hawaii.  The 14 lot acquisition rights give Barnwell the right to acquire 14 residential lots, each of which is currently estimated to be two to five acres in size, which may be developed on the Mauka Lands.  These lands are currently classified as agricultural by the state of Hawaii and, accordingly, the developer of these lands (Hualalai Investors) will need to pursue both state and county of Hawaii approvals for reclassification and rezoning to permit a residential subdivision and negotiate development terms.  There is no assurance that the developer of the Mauka Lands will obtain the necessary land use reclassification, rezoning, permits, approvals, and development terms and agreements needed to develop the Mauka Lands.  If the developer of the Mauka Lands is unable to obtain such required land use changes, development terms and agreements with respect to the Mauka Lands and Barnwell is therefore unable to fully recover its investment in the Mauka Lands, we will incur an expense resulting from a write-off of the lot acquisition rights.  The investment is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.  Barnwell’s cost of land interests is included in the Consolidated Balance Sheets as of September 30, 2008 and 2007 under the caption “Investment in Land Interests.”

Summary of Interests

The land interests held by Barnwell at September 30, 2008 include development rights under option, rights to receive varying percentages of the gross sales from the sale of lots within approximately 870 acres in the Kaupulehu area by WB, approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”) which is under a right of negotiation with WBKD, and lot acquisition rights in agricultural-zoned leasehold land in the upland area of Kaupulehu.  There is no assurance that any future development rights option payments or percentage of sales payments will be received, nor is there any assurance that WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated for the Mauka Lands.  Barnwell’s cost of land interests is included in the September 30, 2008 and 2007 Consolidated Balance Sheets under the caption “Investment in Land Interests” and consists of the following amounts:

	September 30,
	2008	2007
Leasehold land interests:
Zoned for resort/residential development – Lot 4A Increment I	$-	$-
Zoned for resort/residential development – Lot 4A Increment II	-	-
Zoned conservation – Lot 4C	50,000	50,000
	50,000	50,000
Lot acquisition rights – Mauka Lands	1,400,000	1,400,000
Development rights under option	-	-

Total investment in land interests	$1,450,000	$1,450,000

8.             INVESTMENT IN AFFILIATE

Mauka 3K, LLC (“Mauka 3K”), a limited liability company owned by Barnwell and Nearco, a company controlled by a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 9 below), provides real estate consulting services and invests in real estate.  Barnwell and Nearco each have a 50% voting interest in Mauka 3K.  Barnwell does not have a controlling interest in Mauka 3K and thus accounts for its investment utilizing the equity method of accounting.  Under the equity method of accounting, Barnwell’s proportionate share of its affiliate’s income is included in equity in earnings of real estate affiliate.

Revenues from real estate consulting services are recognized when services have been rendered and the terms of the consulting agreement have been satisfied.

In fiscal 2006 Barnwell received net proceeds of $1,440,000 representing its share of real estate consulting revenues, less related expenses.  The net proceeds are reflected in the Consolidated Statements of Earnings for the year ended September 30, 2006 as “Equity in earnings of real estate affiliate, net of tax.”  The tax provision related to equity in earnings of real estate affiliate was $545,000 in fiscal 2006.  There was essentially no activity in Mauka 3K during fiscal years 2008 and 2007.  The investment in affiliate is included in the Consolidated Balance Sheets as of September 30, 2008 and 2007 under the caption “Other current assets.”

9.             RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions involving Barnwell and Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures.

Mr. Johnston and his affiliated entities own a direct financial interest in 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest.  The development rights proceeds received during fiscal years 2008, 2007 and 2006 were reduced by fees of $265,000, $146,000 and $173,000, respectively, the percentage of sales payment proceeds received during fiscal years 2008, 2007 and 2006 were reduced by fees of $71,000, $215,000 and $220,000, respectively, and the proceeds from the Increment II closing payment received in fiscal 2006 were reduced by $600,000 of fees; these fees were paid to Nearco, a company controlled by Mr. Terry Johnston.  Under agreements entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell’s wholly-owned subsidiary, Barnwell Hawaiian Properties, Inc., a 50.1% partner of Kaupulehu Developments, is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

During fiscal 2006, Barnwell entered into an agreement with Nearco to form Mauka 3K for the purpose of providing real estate consulting services and investing in real estate.  Barnwell and Nearco each have a 50% voting interest in Mauka 3K.  During fiscal 2006, Barnwell received net proceeds of $1,440,000 representing its share of real estate consulting revenues, less related expenses.  The net proceeds are reflected in the Consolidated Statements of Earnings for the year ended September 30,

2006 as “Equity in earnings of real estate affiliate, net of tax.”  The tax provision related to equity in earnings of real estate affiliate was $545,000 in fiscal 2006.  There was essentially no activity in Mauka 3K during fiscal years 2008 and 2007.

During fiscal 2007, Barnwell and Nearco entered into a limited liability limited partnership, Kaupulehu 2007, to acquire house lots for investment and to construct turnkey single-family homes.  Nearco has a 20% ownership interest in Kaupulehu 2007.  As noted in Note 5 above, Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  A significant provision of this agreement is that in addition to a fixed monthly fee, Mr. David Johnston will receive 20% of the sales profit which is contingent on the sale of each of the two homes under construction.  During fiscal 2008, Kaupulehu 2007 paid $94,000 in project management fees to Nearco for project management services.  No such fees were paid during fiscal years 2007 or 2006.  These costs are being capitalized as they are project costs associated with the development and construction of a real estate project and are included in “Residential Lots Under Development” on the Consolidated Balance Sheet at September 30, 2008.

Kaupulehu 2007 has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, with Mr. Terry Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 11 below).

In September 2007, Nearco made a $525,000 loan to Kaupulehu 2007 to partially fund Kaupulehu 2007’s acquisition of a third residential lot.  The loan plus accrued interest, at a floating rate equivalent to the highest interest rate incurred by Kaupulehu 2007 on its bank debt, was payable upon Kaupulehu 2007’s sale of its second completed home.  During fiscal 2008, Barnwell contributed $1,530,000 to Kaupulehu 2007 that was not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.  This resulted in a $383,000 reduction in Nearco’s loan balance to $142,000 and a corresponding increase in the minority interest liability.  Kaupulehu 2007 repaid this loan, including interest of $20,000, in full in July 2008.

Also during fiscal 2007, Nearco paid Barnwell $553,000 to acquire a 20% minority interest in Kaupulehu Investors from Barnwell (see discussion in Note 6 above).  No gain or loss was recognized by Barnwell as a result of the transaction.

General and administrative expenses include fees paid to Nearco for services related to Kaupulehu Developments’ leasehold land and Kaupulehu 2007’s residential property.  Fees paid to Nearco by Kaupulehu Developments and Kaupulehu 2007 totaled $63,000, $171,000 and $76,000, before minority interest, in fiscal 2008, 2007 and 2006, respectively.  Additionally, Kaupulehu 2007 incurred fees to Nearco of $27,000, before minority interest, in fiscal 2008 for professional services rendered in connection with Kaupulehu 2007’s sale of two lot purchase rights to an unrelated party.  There were no such fees incurred in fiscal years 2007 or 2006.

10.          PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

Barnwell’s property and equipment is detailed as follows:

			Accumulated
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	Depletion and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2008:
Land		$365,000	$-	$365,000
Oil and natural gas properties
(full cost accounting)		197,135,000	(111,895,000)	85,240,000
Drilling rigs and equipment	3 – 10 years	5,524,000	(3,774,000)	1,750,000
Office	40 years	857,000	(102,000)	755,000
Other property and equipment	3 – 17 years	3,791,000	(3,211,000)	580,000
Total		$207,672,000	$(118,982,000)	$88,690,000

At September 30, 2007:
Land		$365,000	$-	$365,000
Oil and natural gas properties
(full cost accounting)		192,054,000	(104,706,000)	87,348,000
Drilling rigs and equipment	3 – 10 years	5,192,000	(3,736,000)	1,456,000
Office	40 years	857,000	(81,000)	776,000
Other property and equipment	3 – 17 years	3,874,000	(3,140,000)	734,000
Total		$202,342,000	$(111,663,000)	$90,679,000

In October 2004, the Government of Alberta enacted amendments to the Natural Gas Royalty Regulation which provide a mechanism to reduce royalties calculated through the Crown royalty system for operators of natural gas wells which have been denied the right to produce by the Alberta Energy Utilities Board as a result of recent bitumen conservation decisions.  In December 2004, royalty reductions were effected by the Alberta Department of Energy’s Information Letter 2004-36 which sets out the details of the royalty adjustment, the impact on the existing temporary assistance received to date by affected gas well operators, the provisions for potential recapture of the royalty adjustments, and continuation of impacted petroleum and natural gas agreements.  Barnwell received a total of approximately $259,000, $248,000 and $347,000 related to the aforementioned royalty adjustments for wells in the Thornbury area in fiscal years 2008, 2007 and 2006, respectively.  It is Barnwell’s estimation that the subject Thornbury wells will not recommence production, thus no returns to the Government of Alberta of the royalty adjustments received would be required under the recapture provisions.  Accordingly, the receipts are payments for deemed production by the Government of Alberta to Barnwell for condemnation of the wells, and such receipts were credited to oil and natural gas properties for book purposes.

On October 1, 2002, Barnwell adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  During the year ended September 30, 2006, the asset retirement obligation was increased by $303,000 to reflect obligations incurred on new wells drilled, increased $302,000 for changes in the timing and amount of estimated future expenditures, increased $199,000 for accretion of the asset retirement obligation, decreased by $20,000 in payments and increased by $124,000 for changes in foreign currency translation rates.  During fiscal 2007, the asset retirement obligation was increased by $300,000 to reflect obligations incurred on new wells drilled, decreased $7,000 for changes in the timing and amount of estimated future expenditures, increased $232,000 for accretion of the asset retirement obligation, decreased by $42,000 in payments, and increased by $498,000 for changes in foreign currency translation rates.  During the year ended September 30, 2008, the asset retirement obligation was increased by $101,000 to reflect obligations incurred on new wells drilled, decreased $232,000 for changes in the timing and amount of estimated future expenditures, increased $314,000 for accretion of the asset retirement obligation, decreased by $48,000 in payments, and decreased by $304,000 for changes in foreign currency translation rates.

11.          LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of September 30, 2008 and 2007 is as follows:

	September 30,
	2008	2007
Canadian revolving credit facility	$15,000,000	$14,520,000
Real estate revolving credit facility	11,217,000	-
Real estate non-revolving credit facility	-	6,845,000
Related party loan	-	525,000
Drill rig financing	-	568,000
Less current portion	-	(354,000)
Total long-term debt	$26,217,000	$22,104,000

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or approximately US$18,870,000 at the September 30, 2008 exchange rate.  Borrowings under this facility were US$15,000,000 and US$14,520,000 at September 30, 2008 and 2007, respectively, and are included in long-term debt.  At September 30, 2008, Barnwell had unused credit available under this facility of approximately US$3,870,000.

Subsequent to September 30, 2008, exchange rates declined, resulting in a decrease in the amount of credit available under the Canadian revolving credit facility.  As of the beginning of December 2008, Barnwell had unused credit available under this facility of approximately US$1,000,000.

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

Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan.  During the year ended September 30, 2008,

Barnwell paid interest at rates ranging from 4.20% to 6.63%.  The weighted-average interest rate on the facility at September 30, 2008 was 5.70%.  The facility is guaranteed by Barnwell and is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment.  No compensating bank balances are required for this facility.

The bank affirmed that it will not require any repayments under the facility before October 1, 2009.  Accordingly, Barnwell has classified outstanding borrowings under the facility as long-term debt.

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

At September 30, 2008, Kaupulehu 2007’s borrowings under the credit facility were $11,217,000.  The facility expires in December 2010.  Accordingly, the $11,217,000 is classified as long-term debt on the Consolidated Balance Sheet at September 30, 2008.  At September 30, 2008, Barnwell had unused credit available under this facility of approximately $4,783,000.  The $428,000 portion of the outstanding loan balance under the non-revolving facility that was not refinanced was repaid in full in July 2008.

Kaupulehu 2007 capitalizes interest costs on residential lots under development while development and construction is in progress and includes these costs in cost of sales when homes are sold.  Capitalized interest costs totaled $394,000 and $142,000 for the years ended September 30, 2008 and 2007, respectively.

As also discussed in Note 9 above, Nearco made a $525,000 loan to Kaupulehu 2007 to partially fund Kaupulehu 2007’s acquisition of a third residential lot in September 2007.  The loan plus accrued interest, at a floating rate equivalent to the highest interest rate incurred by Kaupulehu 2007 on its bank debt, was payable upon Kaupulehu 2007’s sale of its second completed home.  During fiscal 2008, Barnwell contributed $1,530,000 to Kaupulehu 2007 that was not matched by Nearco in proportion to its ownership interest in Kaupulehu 2007.  This resulted in a non-cash $383,000 reduction in Nearco’s loan balance to $142,000 and a corresponding increase in the minority interest liability.  Kaupulehu 2007 repaid this loan, including interest of $20,000, in full in July 2008.

In March 2007, Barnwell completed an agreement to purchase a contract drilling rig for $731,000, $620,000 of which was financed by a bank loan.  The loan was obtained for a term of five years commencing in April 2007 with payments of $13,000 due monthly at an interest rate of 7.75%.  Barnwell repaid this loan in full in August 2008.

Interest costs for the fiscal years ended September 30, 2008, 2007 and 2006 are summarized as follows:

	Year ended September 30,
	2008	2007	2006
Interest costs incurred	$1,437,000	$1,141,000	$833,000
Less interest costs capitalized on
residential lots under development	394,000	142,000	-
Interest expense	$1,043,000	$999,000	$833,000

12.          SEGMENT AND GEOGRAPHIC INFORMATION

Barnwell operates four segments: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas); 2) investing in leasehold land and other real estate interests in Hawaii (land investment); 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling); and 4) acquiring property for investment and development of homes for sale in Hawaii (residential real estate, established January 2007).

The following is certain financial information related to Barnwell’s reporting segments.  All revenues reported are from external customers with no intersegment sales or transfers.

	Year ended September 30,
	2008	2007	2006
Revenues:
Oil and natural gas	$49,441,000	$34,599,000	$37,904,000
Land investment	4,607,000	5,662,000	12,339,000
Contract drilling	9,787,000	5,993,000	5,866,000
Residential real estate	443,000	-	-
Other	1,108,000	867,000	765,000
Total before gain on sale and interest income	65,386,000	47,121,000	56,874,000
Gain on sale of drill rig	-	-	700,000
Interest income	258,000	315,000	386,000
Total revenues	$65,644,000	$47,436,000	$57,960,000

Depreciation, depletion and amortization:
Oil and natural gas	$14,150,000	$12,753,000	$11,130,000
Contract drilling	392,000	224,000	189,000
Other	184,000	197,000	258,000
Total depreciation, depletion and amortization	$14,726,000	$13,174,000	$11,577,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$24,710,000	$11,643,000	$18,557,000
Land investment, net of minority interest	3,454,000	4,424,000	9,420,000
Contract drilling	1,711,000	830,000	968,000
Residential real estate, net of minority interest	354,000	-	-
Other	924,000	670,000	507,000
Total operating profit	31,153,000	17,567,000	29,452,000

General and administrative expenses, net of minority interest	(12,297,000)	(10,207,000)	(11,508,000)
Bad debt expense	(1,091,000)	-	-
Interest expense, net of minority interest	(1,007,000)	(999,000)	(833,000)
Interest income	258,000	315,000	386,000
Gain on sale of drill rig	-	-	700,000
Earnings before income taxes and equity in earnings of real estate affiliate	$17,016,000	$6,676,000	$18,197,000

Capital expenditures:
Oil and natural gas	$17,662,000	$14,164,000	$25,949,000
Contract drilling	658,000	1,230,000	247,000
Other	52,000	84,000	178,000
Total	$18,372,000	$15,478,000	$26,374,000

Depletion per 1,000 cubic feet (“MCF”) of natural gas and natural gas equivalent (“MCFE”), converted at a rate of one barrel of oil and natural gas liquids to 5.8 MCFE, was $2.89 in fiscal 2008, $2.49 in fiscal 2007, and $2.17 in fiscal 2006.  The escalating depletion rate is the result of increased costs of finding and developing proven reserves, as compared to prior years, as well as increases in the average exchange rate of the Canadian dollar to the U.S. dollar of 10% in fiscal 2008, as compared to fiscal 2007, and 3% in fiscal 2007, as compared to fiscal 2006.

Assets By Segment:

	September 30,
	2008		2007
Oil and natural gas (1)	$91,673,000	69%	$94,243,000	76%
Land investment (2)	1,450,000	1%	1,450,000	1%
Residential real estate (2)	13,784,000	11%	8,192,000	7%
Contract drilling (2)	5,005,000	4%	4,358,000	3%
Other:
Cash and cash equivalents	13,618,000	10%	10,107,000	8%
Corporate and other	6,832,000	5%	6,215,000	5%
Total	$132,362,000	100%	$124,565,000	100%

(1)       Primarily located in the Province of Alberta, Canada.

(2)       Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2008		2007
United States	$4,651,000	5%	$4,484,000	5%
Canada	85,489,000	95%	87,645,000	95%
Total	$90,140,000	100%	$92,129,000	100%

Revenue By Geographic Area:

	Year ended September 30,
	2008	2007	2006
United States	$15,211,000	$11,896,000	$18,425,000
Canada	50,175,000	35,225,000	38,449,000
Total (excluding interest income and gain on sale of drill rig)	$65,386,000	$47,121,000	$56,874,000

13.          TAXES ON INCOME

The components of earnings before income taxes are as follows:

	Year ended September 30,
	2008	2007	2006
Earnings (loss) before income taxes in:
United States	$(1,327,000)	$45,000	$4,008,000
Canada	18,343,000	6,631,000	14,189,000
	$17,016,000	$6,676,000	$18,197,000

The components of the income tax provision related to the above earnings are as follows:

	Year ended September 30,
	2008	2007	2006
Current provision:
United States – Federal	$76,000	$260,000	$723,000
United States – State	54,000	1,000	235,000
	130,000	261,000	958,000
Canadian	7,558,000	1,443,000	2,335,000
Total current	7,688,000	1,704,000	3,293,000

Deferred provision (benefit):
United States	(855,000)	765,000	(555,000)
Canadian	(1,549,000)	691,000	1,717,000
Total deferred	(2,404,000)	1,456,000	1,162,000
	$5,284,000	$3,160,000	$4,455,000

During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  This reduction in Canadian federal tax rates resulted in a $909,000 reduction of the net deferred tax liability during fiscal 2008.  Barnwell’s effective consolidated income tax rate for the year ended September 30, 2008, excluding the aforementioned $909,000 impact of the reduction in Canadian income tax rates, was approximately 36%.

Included in the provision for income taxes for fiscal 2006 is a Canadian deferred tax benefit of $1,094,000 resulting from reductions in Canadian tax rates.  Also included in the provision for income taxes for fiscal 2006 is the recognition of a deferred income tax benefit of $4,130,000 due to a reduction in the valuation allowance for foreign tax credit carryforwards.  There were no reductions in the valuation allowance for foreign tax credit carryforwards in fiscal 2008 or 2007.  A minor reduction in Canadian federal tax rates in fiscal 2007 resulted in a $100,000 reduction in net deferred tax liabilities in fiscal 2007.

Due to differences in the statutory deduction rates for Barnwell’s Canadian oil and natural gas capital expenditures under Canadian law as compared to such deductions under U.S. tax law, Barnwell has incurred higher U.S. tax liabilities on Canadian source earnings than Canadian tax liabilities on such earnings in recent years.  As a result, Barnwell has utilized its foreign tax credit carryforwards in recent years, and Barnwell estimates that it will fully utilize its remaining foreign tax credit carryforward.

In fiscal 2008 and 2007, Barnwell recorded tax benefits of $192,000 and $203,000, respectively, related to employees’ disqualification of qualified stock options which were reflected as increases in additional paid-in capital.  There was no such tax benefit related to stock option disqualifications in fiscal 2006.

A reconciliation between the reported provision for income taxes and the amount computed by multiplying the earnings before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2008	2007	2006
Tax expense computed
by applying statutory rate	$5,956,000	$2,336,000	$6,369,000

Effect of reduction of Canadian
tax rates on Canadian deferred taxes	(909,000)	(100,000)	(1,094,000)

Effect of the foreign tax provision,
excluding effect of reduction in Canadian
tax rates, on the total tax provision	(12,000)	672,000	2,689,000

State income taxes	54,000	1,000	235,000

Effect of reduction of the valuation
allowance for foreign tax credit
carryforwards	-	-	(4,130,000)

State net operating
losses utilized	-	-	45,000

Other	195,000	251,000	341,000

	$5,284,000	$3,160,000	$4,455,000

Equity in earnings of real estate affiliate is shown net of income taxes in the Consolidated Statement of Earnings for fiscal 2006.  The tax provision relating to equity in earnings of real estate affiliate was $545,000 in fiscal 2006, representing a 38% effective tax rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2008 and 2007 are as follows:

	September 30,
Deferred income tax assets:	2008	2007
U.S. tax effect of deferred Canadian taxes	$3,878,000	$4,662,000
Foreign tax credit carryforwards	122,000	290,000
Tax basis of investment in land and residential real estate in excess of book basis	507,000	473,000
Liabilities accrued for books but not for tax under U.S. tax law	3,036,000	3,237,000
Liabilities accrued for books but not for tax under Canadian tax law	1,210,000	1,506,000
Bad debt allowance for books but not for tax under U.S. tax law	374,000	-
Bad debt allowance for books but not for tax under Canadian tax law	269,000	-
Other	621,000	506,000
Total gross deferred tax assets	10,017,000	10,674,000
Less valuation allowance	(5,918,000)	(6,564,000)
Net deferred income tax assets	4,099,000	4,110,000

Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(12,885,000)	(15,216,000)
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	(3,205,000)	(5,946,000)
Other	(250,000)	(76,000)
Total deferred income tax liabilities	(16,340,000)	(21,238,000)

Net deferred income tax liability	$(12,241,000)	$(17,128,000)

The total valuation allowance decreased $646,000 for the year ended September 30, 2008 and increased $405,000 for the year ended September 30, 2007.  The change in the valuation allowance in fiscal 2008 relates primarily to the U.S. tax effects of a decrease in deferred Canadian taxes while the change in the valuation allowance in fiscal 2007 relates primarily to the U.S. tax effect of an increase in deferred Canadian taxes.

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.  Barnwell has established a valuation allowance primarily for the U.S. tax effect of deferred Canadian taxes, accrued liabilities, bad debt allowances and state of Hawaii net operating loss carryforwards which may not be realizable in future years as there can be no assurance of any specific level of earnings, that the timing of U.S. taxable income will coincide with the payment of Canadian taxes to enable Canadian taxes to be fully deducted (or recoverable) for U.S. tax purposes, or that Canadian deferred tax assets will provide any incremental benefit for U.S. tax purposes over the amount of benefit for Canadian tax purposes.

Net deferred tax assets at September 30, 2008 of $4,099,000 consists primarily of $3,092,000 related to liabilities accrued for book purposes but not for tax purposes, $507,000 related to the excess of the cost basis of investment in land and residential real estate for tax purposes over the cost basis of investment in land and residential real estate for book purposes, $352,000 related to allowance for doubtful accounts, and $122,000 for foreign tax credit carryforwards.  Canadian deferred tax assets related to liabilities accrued for book purposes but not for tax purposes are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings.  U.S. deferred tax assets related to liabilities accrued for book purposes but not for tax purposes and the excess of the cost basis of investment in land and residential real estate for tax purposes over the cost basis of investment in land and residential real estate for book purposes are estimated to be realized from deductions against future U.S. earnings from percentage of sales payments, sales of interests in leasehold land, sales of land development rights, and sales of residential real estate.  Foreign tax credit carryforwards are estimated to be utilized when U.S. federal income taxes otherwise due on Canadian source income in a given year exceeds the foreign tax credit generated in that year.  At September 30, 2008, foreign tax credit carryforwards totaled $122,000 and expire in fiscal 2015; management currently estimates that all of the foreign tax credit carryforwards will be utilized before expiration.  The amount of deferred income tax assets considered realizable may be reduced if estimates of future taxable income are reduced.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”  This interpretation prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority.  Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority on a jurisdiction-by-jurisdiction basis.  Liabilities for unrecognized tax benefits related to such tax positions are included in long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in current liabilities.  Interest and penalties related to unrecognized tax benefits are included in income tax expense.  Assets for any offsetting foreign tax credit benefits in the U.S. related to liabilities for foreign unrecognized tax benefits are included in current or long-term receivables depending upon the estimated timing of settlement.  Effective October 1, 2007, Barnwell adopted the provisions of FIN No. 48.  The initial adoption of FIN No. 48 did not have a material impact on Barnwell’s financial statements.

Barnwell files U.S. federal income tax returns, income tax returns in various U.S. states, and Canadian federal and provincial tax returns.  A number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the more likely than not outcome.  We adjust these unrecognized tax benefits, as well as the related interest, based on ongoing changes in facts and circumstances.  Settlement of any particular position could require the use of cash.  Favorable resolution for an amount less than the amount estimated by Barnwell would be recognized as a decrease in the effective income tax rate in the period of resolution, and unfavorable resolution in excess of the amount estimated by Barnwell would be recognized as an increase in the effective income tax rate in the period of resolution.

In January 2008, the U.S. Internal Revenue Service notified Barnwell that it would examine Barnwell’s U.S. consolidated income tax return for fiscal 2006.  In June 2008, the Canada Revenue Agency notified Barnwell that it would examine Barnwell of Canada, Limited’s Canadian federal income tax returns for fiscal 2005 and 2006.  Both examinations were in progress as of September 30, 2008.  As a result of tax authority interactions in the three months ended September 30, 2008, Barnwell has provided for unrecognized tax benefits during fiscal 2008 as follows:

Balance as of October 1, 2007	$-
Additions for tax positions taken during prior years	981,000
Accrued interest	298,000
Foreign tax credit benefits for U.S. taxes	(922,000)
Balance as of September 30, 2008	$357,000

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $357,000.

Unrecognized tax benefits consist primarily of Canadian federal and provincial audit issues that involve the timing of oil and natural gas capital expenditure deductions and transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits and any offsetting foreign tax credit benefits may significantly increase or decrease within the next fiscal year, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of September 30, 2008.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2005 – 2007
Various U.S. states	2005 – 2007
Canada federal	2001 – 2007
Various Canadian provinces	2001 – 2007

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of defined benefit pension and other postretirement plans (collectively referred to as “retirement plans”) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 also requires the measurement of retirement plan assets and obligations as of the date of the fiscal year-end statement of financial position and provide additional disclosures.  Barnwell adopted the recognition and disclosure provisions of SFAS No. 158 on September 30, 2007.

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2008	2007	2008	2007	2008	2007

Change in Projected Benefit Obligation:

Benefit obligation at beginning of year	$4,702,000	$4,558,000	$722,000	$655,000	$861,000	$-

Service cost	221,000	214,000	36,000	35,000	10,000	9,000

Interest cost	290,000	260,000	46,000	40,000	52,000	43,000

Plan amendment	-	-	-	-	-	942,000

Actuarial gain	(782,000)	(192,000)	(128,000)	(2,000)	(219,000)	(133,000)

Benefits paid	(121,000)	(130,000)	(6,000)	(6,000)	-	-

Administrative expenses paid	(11,000)	(8,000)	-	-	-	-

Benefit obligation at end of year	4,299,000	4,702,000	670,000	722,000	704,000	861,000

Change in Plan Assets:

Fair value of plan assets at beginning of year	3,893,000	3,415,000	-	-	-	-

Actual return on plan assets	(584,000)	366,000	-	-	-	-

Employer contribution	450,000	250,000	6,000	6,000	-	-

Benefits paid	(121,000)	(130,000)	(6,000)	(6,000)	-	-

Administrative expenses paid	(11,000)	(8,000)	-	-	-	-

Fair value of plan assets at end of year	3,627,000	3,893,000	-	-	-	-

Funded status	$(672,000)	$(809,000)	$(670,000)	$(722,000)	$(704,000)	$(861,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2008	2007	2008	2007	2008	2007

Amounts recognized in the Consolidated Balance Sheets:

Current assets	$-	$-	$-	$-	$-	$-

Current liabilities	-	-	(5,000)	(5,000)	-	-

Noncurrent liabilities	(672,000)	(809,000)	(665,000)	(717,000)	(704,000)	(861,000)

Net amount	$(672,000)	$(809,000)	$(670,000)	$(722,000)	$(704,000)	$(861,000)

Amounts recognized in accumulated other comprehensive (income) loss:

Net loss (gain)	$996,000	$917,000	$78,000	$214,000	$(348,000)	$(133,000)

Prior service cost (credit)	114,000	120,000	(80,000)	(75,000)	692,000	828,000

Accumulated other comprehensive (income) loss	$1,110,000	$1,037,000	$(2,000)	$139,000	$344,000	$695,000

For the fiscal years ended September 30, 2008 and 2007, the following weighted-average assumptions were used to determine benefit obligations at the end of the fiscal years:

	Pension		SERP		Postretirement Medical
	September 30,
	2008	2007	2008	2007	2008	2007

Assumptions used to determine the fiscal year-end benefit obligations:

Discount rate	7.25%	6.00%	7.25%	6.00%	7.25%	6.00%

Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	N/A	N/A

The overall investment objective of the Pension Plan is to provide growth in the assets of the plan to fund future benefit obligations while managing risk in order to meet current benefit obligations.  To develop the expected long-term rate of return on assets assumption, historical returns and the future expectations for returns for each asset class were considered.  Generally, principal repayments and interest received on government mortgage securities provide cash flows to fund current benefit obligations.  Longer-term obligations are generally estimated to be provided for by growth in equity securities.  The plan assets at September 30, 2008 were invested as follows: 23% in cash, 25% in debt securities, and 52% in equity securities.  The plan assets at September 30, 2007 were invested as follows: 12% in cash, 38% in debt securities, and 50% in equity securities.  Target asset allocations are not used, and allocations are adjusted from time to time as dictated by current and anticipated market conditions and required cash flows.

Barnwell contributed $450,000 to the Pension Plan in fiscal 2008.  Barnwell estimates that it will make approximately $400,000 in contributions to the pension plan during fiscal 2009.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2009.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

Barnwell’s assets related to its retirement plans have been adversely impacted by the performance of the equity markets in recent months, especially since September 30, 2008.  Subsequent to September 30, 2008, the pension plan’s assets declined approximately $450,000 in value.  Such losses will likely cause an increase in Barnwell’s pension expense in future years.

For the fiscal years ended September 30, 2008, 2007 and 2006, the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension			SERP			Postretirement Medical
	Year ended September 30,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Assumptions used to determine the net periodic benefit cost:

Discount rate	6.00%	5.50%	5.25%	6.00%	5.50%	5.25%	6.00%	5.50%	N/A

Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A	N/A	N/A	N/A

Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	N/A	N/A	N/A

The components of net periodic benefit cost are as follows:

	Pension			SERP			Postretirement Medical
	Year ended September 30,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Net periodic benefit cost for the year:

Service cost	$221,000	$214,000	$206,000	$36,000	$35,000	$36,000	$10,000	$9,000	$-

Interest cost	290,000	260,000	226,000	46,000	40,000	39,000	52,000	43,000	-

Expected return on plan assets	(305,000)	(268,000)	(182,000)	-	-	-	-	-	-

Recognized net actuarial gain	-	-	-	-	-	-	(4,000)	-	-

Amortization of prior service cost	6,000	5,000	1,000	4,000	4,000	10,000	136,000	114,000	-

Amortization of net actuarial loss	28,000	45,000	48,000	8,000	10,000	10,000	-	-	-

Net periodic benefit cost	$ 240,000	$ 256,000	$ 299,000	$ 94,000	$ 89,000	$ 95,000	$ 194,000	$ 166,000	$ -

The amounts that are estimated to be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in the next fiscal year are as follows:

			Postretirement
	Pension	SERP	Medical

Prior service cost	$5,000	$4,000	$136,000
Net loss (gain)	25,000	-	(27,000)

	$30,000	$4,000	$109,000

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged.  The accumulated benefit obligation for the pension plan was $2,958,000 and $3,165,000 at September 30, 2008 and 2007, respectively.  The accumulated benefit obligation for the SERP was $389,000 and $406,000 at September 30, 2008 and 2007, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2008 are as follows:

			Postretirement
	Pension	SERP	Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2009	$145,000	$5,000	$-
Fiscal year ending September 30, 2010	$137,000	$5,000	$11,000
Fiscal year ending September 30, 2011	$128,000	$4,000	$12,000
Fiscal year ending September 30, 2012	$119,000	$4,000	$13,000
Fiscal year ending September 30, 2013	$111,000	$3,000	$15,000
Fiscal years ending September 30, 2014 through 2018	$1,143,000	$52,000	$119,000

The following provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations for fiscal years ended September 30, 2008, 2007 and 2006.

	Year ended September 30,
	2008	2007	2006
Health care cost trend rates assumed for next year	8.5%	9.0%	N/A
Ultimate cost trend rate	6.0%	6.0%	N/A
Year that the rate reaches the ultimate trend rate	2014	2010	N/A

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point (Decrease)
Effect on total service and interest cost components	$ 19,000	$ (14,000)
Effect on accumulated postretirement benefit obligations	$ 176,000	$ (132,000)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law.  The Act introduced a prescription drug benefit under Medicare as well as a potential federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D to help offset the costs of participant prescription drug benefits.  Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes for fiscal 2008 do not reflect the effects of the Act on the Postretirement Medical insurance benefits plan.

15.          SHARE REPURCHASE PROGRAM

In December 2005, Barnwell’s Board of Directors authorized the purchase of up to 250,000 shares of its common stock in the open market or in privately negotiated transactions.  On

September 20, 2007, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares of these 250,000 shares during the period commencing on September 24, 2007 and ending on March 24, 2008.  During the year ended September 30, 2007, Barnwell repurchased 10,000 shares for an aggregate purchase price of $155,000, or approximately $15.50 per share, pursuant to the plan.  From October 1, 2007 to March 24, 2008, Barnwell repurchased 106,500 shares of its common stock for $1,597,000, or approximately $15.00 per share.  Of these amounts, 71,500 shares were purchased for $1,063,000, or approximately $14.87 per share, on the open market under the September 20, 2007 authorization, and 35,000 shares were purchased for $15.25 per share, the closing market price on the date of the transaction, or approximately $534,000, in a privately negotiated transaction with an officer/director of Barnwell.

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  From August 18, 2008 to September 30, 2008, Barnwell repurchased 26,600 shares of its common stock for $295,000, or approximately $11.10 per share.  As of September 30, 2008, there were 123,400 shares available for repurchase under the August 2008 authorization.

16.          COMMITMENTS AND CONTINGENCIES

Barnwell has committed to compensate certain Canadian personnel pursuant to an incentive compensation plan, the value of which directly relates to Barnwell’s oil and natural gas segment’s net income and the value of Barnwell’s oil and natural gas reserves discovered, commencing in fiscal 2002, for projects developed by such personnel.  Barnwell recognized approximately $416,000, $495,000 and $359,000 of costs pursuant to this plan in fiscal 2008, 2007 and 2006, respectively.

Barnwell has several non-cancelable operating leases for office space and leasehold land.  Rental expense was $649,000 in 2008, $598,000 in 2007, and $528,000 in 2006.  Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows: 2009 - $604,000, 2010 - $575,000, 2011 - $516,000, 2012 - $503,000, 2013 - $514,000 and thereafter through 2026 an aggregate of $1,154,000.  The lease payments for land were subject to renegotiation as of January 1, 2006.  Per the lease agreement, the lease payments will remain unchanged pending an appraisal, whereupon the lease rent could be adjusted to fair market value.  Barnwell does not know the amount of the new lease payments which could be effective upon performance of the appraisal; they may remain unchanged or increase, and Barnwell currently expects the adjustment, if any, to not be material.  The future rental payment disclosures above assume the minimum lease payments for land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

Barnwell is committed to pay fees to Nearco, a company controlled by Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 9 above).  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.

In conjunction with the closing of the Increment II transaction in fiscal 2006, Kaupulehu Developments entered into an agreement to pay its external real estate legal counsel 1.5% of all Increment II percentage of sales payments received by Kaupulehu Developments for services provided by its external real estate legal counsel in the negotiation and closing of the Increment II transaction.  No amounts were paid pursuant to this arrangement in fiscal 2008, 2007 and 2006.

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, a director of Barnwell, under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that in addition to a monthly fee, Mr. David Johnston and the building contractor will each receive 20% of the sales profit which is contingent on the sale of each of the two homes that are under construction.

Barnwell, as an investor in various joint ventures, may be periodically called upon to make additional capital contributions.

Barnwell is occasionally involved in routine litigation and is subject to governmental and regulatory controls that are incidental to the ordinary course of business.  Barnwell’s management believes that all claims and litigation involving Barnwell are not likely to have a material adverse effect on its results of operations, financial position or liquidity.

17.          FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts payable, accrued expenses, drilling advances and payables to joint interest owners approximate their carrying values due to the short-term nature of the instruments.  The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

18.          CONCENTRATIONS OF CREDIT RISK

Our oil and natural gas segment’s primary concentration of credit risk is associated with four individually significant customers.  At September 30, 2008, these customers, ProGas Limited, Glencoe Resources Ltd., Mercuria Energy Canada Inc., and Shell Trading Canada, accounted for approximately 33%, 17%, 18% and 15%, respectively, of our oil and natural gas receivables.  No other customer accounted for more than 10% of our oil and natural gas receivables.  At September 30, 2008, these customers accounted for approximately $3,454,000 of our oil and natural gas receivables.

At September 30, 2008, Barnwell’s contract drilling subsidiary had accounts receivables from the federal, state of Hawaii and county entities totaling approximately $509,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, state of Hawaii, county and private entities.

Management does not believe significant credit risk related to these trade receivables exists at September 30, 2008 based on prior historical experience.

19.          SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

The following details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2008	2007	2006
Increase (decrease) from changes in:
Receivables	$(2,362,000)	$(904,000)	$2,519,000
Other current assets	383,000	1,079,000	(1,963,000)
Accounts payable	(38,000)	1,717,000	(2,291,000)
Accrued incentive plan and other compensation costs	(301,000)	(338,000)	1,466,000
Other current liabilities	3,013,000	(255,000)	2,821,000

Increase from changes in current assets and liabilities	$695,000	$1,299,000	$2,552,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amount capitalized	$931,000	$1,000,000	$833,000
Income taxes	$3,957,000	$859,000	$5,273,000

Supplemental disclosure of non-cash investing and financing activities:
Capitalized interest financed and not paid in cash	$68,000	$141,000	$-
Long-term debt borrowings financed	$6,600,000	$-	$-
Debt assumed in purchase of drilling rig	$-	$620,000	$-
Debt assumed in purchase of residential parcel held for investment	$2,178,000	$-	$-
Reduction in deposits on residential parcels with corresponding increase in investment in residential parcels	$200,000	$-	$-

During the year ended September 30, 2008, 40,000 stock options were exercised by tendering 5,200 shares of Barnwell stock at a market value of $14.95 per share plus $1,000 of cash, resulting in a $20,000 increase in common stock, a $59,000 increase in additional paid-in capital and a $78,000 increase in treasury stock.  During the year ended September 30, 2007, 20,000 stock options were exercised by tendering 1,900 shares of Barnwell stock at an average market value of $21.09 per share, resulting in a $10,000 increase in common stock, a $30,000 increase in additional paid-in capital and a $40,000 increase in treasury stock.

During the years ended September 30, 2008 and 2007, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $131,000 and increased $276,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development increased $825,000 and decreased $2,039,000 during the years ended September 30, 2008 and 2007, respectively.

During the year ended September 30, 2008, accruals related to residential lots under development increased $855,000.  The increase in accruals related to residential lots under development during the year ended September 30, 2007 was not significant.

20.          SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

21.          SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of September 30, 2008, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2008  to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO

Framework”).  Based on this evaluation under the COSO Framework, which was completed on November 26, 2008, management concluded that its internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of Barnwell’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Barnwell’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Barnwell to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2009 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2008, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer.  This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2009 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2008, which proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2009 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2008, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under all of Barnwell’s existing equity compensation plans as of September 30, 2008:

	(a)	(b)	(c)
	Number of	Weighted-	Number of securities
	securities	average	remaining available
	to be issued	price of	for future issuance

	upon exercise	outstanding	under equity

	of outstanding	options,	compensation plans

	options, warrants	warrants

(excluding securities
Plan Category
	and rights	and rights

reflected in column (a))

Equity compensation plans approved by security holders	718,000	$9.94	466,000
Equity compensation plans not approved by security holders	-	-	-
Total	718,000	$9.94	466,000

ITEM 13.                                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2009 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2008, which proxy statement is incorporated herein by reference.

ITEM 14.                                              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2009 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2008, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:	Page

	Report of Independent Registered Public Accounting Firm – KPMG LLP	62

	Consolidated Balance Sheets – September 30, 2008 and 2007	63

	Consolidated Statements of Earnings – for the three years ended September 30, 2008		64

	Consolidated Statements of Cash Flows – for the three years ended September 30, 2008		65

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three years ended September 30, 2008		66-68

	Notes to Consolidated Financial Statements		69

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

	No. 3.1	Certificate of Incorporation(1)

	No. 3.2	Amended and Restated By-Laws(2)

	No. 4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share.(3)

	No. 10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989).(4)

	No. 10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)

	No. 10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)

	No. 10.4	Barnwell Industries, Inc.’s letter to Warren D. Steckley dated May 6, 1998, regarding certain terms of employment.(6)

	No. 21	List of Subsidiaries

	No. 23	Consent of KPMG LLP

	No. 31.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

	No. 31.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

	No. 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form S-8 dated November 8, 1991.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed December 12, 2007.
(3)	Incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 and as amended February 15, 1957 and February 19, 1957.
(4)	Incorporated by reference to Form 10-K for the year ended September 30, 1989.
(5)	Incorporated by reference to Form 10-K for the year ended September 30, 1992.
(6)	Incorporated by reference to Form 10-KSB for the year ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	RUSSELL M. GIFFORD
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary
Date:	December 5, 2008

SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton H. Kinzler
MORTON H. KINZLER
Chief Executive Officer and
Chairman of the Board
Date: December 5, 2008

/s/ Alexander C. Kinzler	/s/ Russell M. Gifford
ALEXANDER C. KINZLER	RUSSELL M. GIFFORD
President, Chief Operating Officer,	Executive Vice President,
General Counsel and Director	Chief Financial Officer, Treasurer,
Date: December 5, 2008	Secretary and Director
Date: December 5, 2008

/s/ Martin Anderson	/s/ Murray C. Gardner
MARTIN ANDERSON, Director	MURRAY C. GARDNER, Director
Date: December 5, 2008	Date: December 5, 2008

/s/ Ahron H. Haspel	/s/ Alan D. Hunter
AHRON H. HASPEL, Director	ALAN D. HUNTER, Director
Date: December 5, 2008	Date: December 5, 2008

/s/ Diane G. Kranz	/s/ Terry Johnston
DIANE G. KRANZ, Director	TERRY JOHNSTON, Director
Date: December 5, 2008	Date: December 5, 2008

/s/ Kevin K. Takata	/s/ Robert J. Inglima, Jr.
KEVIN K. TAKATA, Director	ROBERT J. INGLIMA, JR., Director
Date: December 5, 2008	Date: December 5, 2008