Form 10-Q
period 2008-12-31
BARNWELL INDUSTRIES INC
filed 2009-02-13
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]                                                   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                 ☐ Yes     ☒ No

As of February 9, 2009 there were 8,240,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2008	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,110,000	$13,618,000
Accounts receivable, net of allowance for doubtful accounts of:
$965,000 at December 31, 2008 and $1,078,000 at September 30, 2008	5,454,000	7,524,000
Deferred income taxes	930,000	2,134,000
Current taxes receivable	975,000	975,000
Other current assets	1,077,000	1,411,000
TOTAL CURRENT ASSETS	18,546,000	25,662,000

DEPOSITS ON RESIDENTIAL PARCELS	-	200,000

RESIDENTIAL LOTS UNDER DEVELOPMENT	10,828,000	8,876,000

INVESTMENT IN RESIDENTIAL PARCELS	4,703,000	4,708,000

INVESTMENT IN JOINT VENTURES	2,792,000	2,776,000

INVESTMENT IN LAND INTERESTS	1,450,000	1,450,000

PROPERTY AND EQUIPMENT	184,795,000	207,672,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(107,030,000)	(118,982,000)
PROPERTY AND EQUIPMENT, NET	77,765,000	88,690,000

TOTAL ASSETS	$116,084,000	$132,362,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,264,000	$6,516,000
Accrued capital expenditures	3,320,000	3,071,000
Accrued stock appreciation rights	299,000	785,000
Accrued incentive plan costs	1,373,000	1,587,000
Other accrued compensation costs	1,040,000	3,481,000
Payable to joint interest owners	724,000	1,581,000
Income taxes payable	317,000	3,506,000
Current portion of long-term debt	1,602,000	-
Other current liabilities	1,881,000	2,306,000
TOTAL CURRENT LIABILITIES	15,820,000	22,833,000

LONG-TERM DEBT	27,716,000	26,217,000

LIABILITY FOR RETIREMENT BENEFITS	2,148,000	2,041,000

ASSET RETIREMENT OBLIGATION	3,961,000	4,565,000

DEFERRED INCOME TAXES	9,844,000	14,375,000

MINORITY INTEREST	1,222,000	1,067,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares:
8,403,060 issued at December 31, 2008 and September 30, 2008	4,202,000	4,202,000
Additional paid-in capital	1,227,000	1,222,000
Retained earnings	55,286,000	54,862,000
Accumulated other comprehensive (loss) income, net	(3,080,000)	3,143,000
Treasury stock, at cost:
162,900 shares at December 31, 2008; 150,200 shares at September 30, 2008	(2,262,000)	(2,165,000)
TOTAL STOCKHOLDERS’ EQUITY	55,373,000	61,264,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$116,084,000	$132,362,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three months ended
	December 31,
	2008	2007
Revenues:
Oil and natural gas	$7,711,000	$10,090,000
Contract drilling	1,134,000	2,210,000
Sale of interest in leasehold land, net	-	508,000
Sale of development rights, net	833,000	2,497,000
Gas processing and other	244,000	355,000

	9,922,000	15,660,000
Costs and expenses:
Oil and natural gas operating	2,418,000	2,381,000
Contract drilling operating	1,141,000	1,821,000
General and administrative	1,944,000	3,075,000
Depreciation, depletion and amortization	3,368,000	3,743,000
Interest expense, net	230,000	322,000
Minority interest in earnings	140,000	583,000

	9,241,000	11,925,000

Earnings before income taxes	681,000	3,735,000

Income tax provision	257,000	416,000

NET EARNINGS	$424,000	$3,319,000

BASIC NET EARNINGS PER COMMON SHARE	$0.05	$0.40

DILUTED NET EARNINGS PER COMMON SHARE	$0.05	$0.39

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,241,285	8,212,712
DILUTED	8,380,489	8,476,595

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$424,000	$3,319,000
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depreciation, depletion, and amortization	3,368,000	3,743,000
Deferred income tax expense (benefit)	369,000	(1,519,000)
Retirement benefits expense	144,000	120,000
Minority interest in earnings	140,000	583,000
Accretion of asset retirement obligation	65,000	69,000
Asset retirement obligation payments	(81,000)	(21,000)
Share-based compensation benefit	(481,000)	(574,000)
Sale of interest in leasehold land, net	-	(508,000)
Sale of development rights, net	(833,000)	(2,497,000)
Additions to residential lots under development	(1,644,000)	(163,000)
Decrease from changes in current assets and liabilities	(5,180,000)	(811,000)

Net cash (used in) provided by operating activities	(3,709,000)	1,741,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	886,000	2,540,000
Refund of deposits on residential parcels	200,000	-
Proceeds from sale of interest in leasehold land, net of fees paid	-	528,000
Proceeds from gas over bitumen royalty adjustments	67,000	51,000
Investment in joint ventures	(16,000)	-
Capital expenditures - oil and gas	(3,281,000)	(3,140,000)
Capital expenditures - all other	(7,000)	(123,000)
Additions to investment in residential parcels	-	(114,000)

Net cash used in investing activities	(2,151,000)	(258,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	3,111,000	155,000
Contributions from minority interest partner	15,000	-
Proceeds from exercise of stock options	-	1,000
Repayments of long-term debt	-	(26,000)
Distributions to minority interest partners	-	(390,000)
Payment of loan commitment fee	(60,000)	(100,000)
Purchases of common stock for treasury	(97,000)	(1,596,000)

Net cash provided by (used in) financing activities	2,969,000	(1,956,000)

Effect of exchange rate changes on cash and cash equivalents	(617,000)	33,000

Net decrease in cash and cash equivalents	(3,508,000)	(440,000)
Cash and cash equivalents at beginning of period	13,618,000	10,107,000

Cash and cash equivalents at end of period	$10,110,000	$9,667,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Three months ended December 31, 2008 and 2007

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	(Loss) Income	Earnings	(Loss) Income	Stock	Equity
Balance at September 30, 2007	8,268,160	$4,140,000	$738,000		$44,988,000	$4,933,000	$(195,000)	$54,604,000
Exercise of stock options, 40,000 shares net of 5,200 shares tendered and placed in treasury	34,800	20,000	59,000				(78,000)	1,000
Share-based compensation costs			14,000					14,000
Tax benefit from employee stock option transactions			78,000					78,000
Purchases of 106,500 common shares for treasury	(106,500)						(1,596,000)	(1,596,000)
Dividends declared, $0.05 per share					(412,000)			(412,000)
Comprehensive income:
Net earnings				$3,319,000	3,319,000			3,319,000
Other comprehensive income:
Foreign currency translation adjustments, net of $175,000 of taxes				289,000		289,000		289,000
Retirement plans – amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $14,000 of taxes				28,000		28,000		28,000
Total comprehensive income				$3,636,000

At December 31, 2007	8,196,460	$4,160,000	$889,000		$47,895,000	$5,250,000	$(1,869,000)	$56,325,000

Balance at September 30, 2008	8,252,860	$4,202,000	$1,222,000		$54,862,000	$3,143,000	$(2,165,000)	$61,264,000
Share-based compensation costs			5,000					5,000
Purchases of 12,700 common shares for treasury	(12,700)						(97,000)	(97,000)
Comprehensive loss:
Net earnings				$424,000	424,000			424,000
Other comprehensive loss – foreign currency translation adjustments, net of $2,177,000 tax benefit				(6,247,000)		(6,247,000)		(6,247,000)
Other comprehensive income – retirement plans – amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $12,000 of taxes				24,000		24,000		24,000
Total comprehensive loss				$(5,799,000)

At December 31, 2008	8,240,160	$4,202,000	$1,227,000		$55,286,000	$(3,080,000)	$(2,262,000)	$55,373,000

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

Unaudited Interim Financial Information

The Condensed Consolidated Balance Sheet as of December 31, 2008, the Condensed Consolidated Statements of Earnings, the Condensed Consolidated Statements of Cash Flows, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the three months ended December 31, 2008 and 2007 have been prepared by Barnwell and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2008 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2008 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2008 Annual Report on Form 10-K.  The results of operations for the period ended December 31, 2008 are not necessarily indicative of the operating results for the full year.

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

Reclassifications

Certain prior year amounts within this Form 10-Q have been reclassified to conform to the presentation adopted in the current year.

2.                                    EARNINGS PER COMMON SHARE

Reconciliations between net earnings and common shares outstanding of the basic and diluted net earnings per share computations for the three months ended December 31, 2008 and 2007 are as follows:

	Three months ended December 31, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$424,000	8,241,285	$0.05

Effect of dilutive securities - common stock options	-	139,204

Diluted net earnings per share	$424,000	8,380,489	$0.05

	Three months ended December 31, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$3,319,000	8,212,712	$0.40

Effect of dilutive securities - common stock options	-	263,883

Diluted net earnings per share	$3,319,000	8,476,595	$0.39

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.  Options to purchase 171,033 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2008 as their inclusion would have been antidilutive.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation benefit and related income tax expense for the three months ended December 31, 2008 and 2007 are as follows:

	Three months ended
	December 31,
	2008	2007
Share-based compensation benefit	$(481,000)	$(574,000)
Income tax effect - provision	$165,000	$202,000

As of December 31, 2008, there was $209,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over 3.2 years.  Total share-based compensation expense related to the vesting of awards in the three months ended December 31, 2008 and 2007 was $52,000 and $53,000, respectively.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three months ended December 31, 2008 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2008	222,000	$7.83
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at December 31, 2008	222,000	$7.83	2.3	$104,000

Exercisable at December 31, 2008	222,000	$7.83	2.3	$104,000

Total share-based compensation expense for equity-classified awards vested in the three months ended December 31, 2008 and 2007 was $5,000 and $14,000, respectively.  There was no impact on income taxes as the expense relates to qualified options.

The total intrinsic value of equity options exercised during the three months ended December 31, 2007 was $523,000.  No equity options were exercised during the three months ended December 31, 2008.

Barnwell recorded a $78,000 tax benefit related to employees’ disqualification of qualified stock options in the three months ended December 31, 2007.  The tax benefit was reflected as an increase in additional paid-in capital in the three months ended December 31, 2007.  There was no disqualification of stock options in the three months ended December 31, 2008.

Liability-classified Awards

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three months ended December 31, 2008 and 2007:

Three months ended December 31,
	2008	2007

Expected volatility range	41.3% to 49.2%	40.3% to 68.0%
Weighted-average volatility	43.8%	46.0%
Expected dividends	0.9% to 1.4%	1.6% to 1.8%
Expected term (in years)	5.9 to 9.4	0.4 to 4.5
Risk-free interest rate	1.7% to 2.1%	3.2% to 3.5%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Earnings.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three months ended December 31, 2008 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2008	496,000	$10.89
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at December 31, 2008	496,000	$10.89	8.2	$-

Exercisable at December 31, 2008	139,000	$9.54	6.5	$-

Total share-based compensation benefits for liability-classified awards were $486,000 and $588,000 for the three months ended December 31, 2008 and 2007, respectively.  The related income tax effects were expenses of $165,000 and $202,000 for the three months ended December 31, 2008 and 2007, respectively.  Included in share-based compensation for liability-classified awards for the three months ended December 31, 2008 and 2007 were $47,000 and $39,000, respectively, of compensation expense related to shares that vested during each respective period and benefits of $533,000 and $627,000, respectively, due to remeasurement at December 31, 2008 and 2007 of the fair value of previously vested shares.

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

As of December 31, 2008, Kaupulehu 2007 owns four parcels in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Kaupulehu 2007 is in the process of developing residences for future sale on two of the parcels and intends to hold the remaining two parcels for investment purposes.  The two parcels held for development are classified as “Residential Lots Under Development” and the other two parcels are classified as “Investment in Residential Parcels” on the Condensed Consolidated Balance Sheets at December 31, 2008 and September 30, 2008.

In December 2008, Kaupulehu 2007 assigned its last remaining right to purchase a lot in the Lot 4A Increment I area to an unrelated party.  As this assignment relieved Kaupulehu 2007 of its obligation to purchase the aforementioned parcel, Kaupulehu 2007 received a refund of its original $200,000 deposit for the lot in December 2008.  The unrelated party currently plans to purchase a parcel in the Lot 4A Increment I area during the first half of calendar year 2009 using the lot purchase right acquired from Kaupulehu 2007.  Upon completion of the lot purchase by the unrelated party, Kaupulehu 2007 expects to recover the costs previously incurred to expand the lot’s building envelope.  If the unrelated third party fails to purchase the lot, Kaupulehu 2007 will be required to write-off its 80% share of costs previously capitalized on the lot.  As of December 31, 2008, Kaupulehu 2007 is no longer under contract to purchase lots in the Lot 4A Increment I area.

Kaupulehu 2007 capitalizes interest costs during development and construction and includes these costs in cost of sales when homes are sold.  These capitalized interest costs totaled $116,000 and $81,000 for the three months ended December 31, 2008 and 2007, respectively.

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of a director of Barnwell and minority interest owner in certain of Barnwell’s ventures (see further discussion on related party interests at Note 8 below), under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that in addition to a fixed monthly fee, Mr. David Johnston and the building contractor will each receive 20% of the sales profit which is contingent on the sale of each of the two homes under construction.

6.                                    INVESTMENT IN JOINT VENTURES

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell and 20%-owned by Nearco, a company controlled by a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 below), owns a 1.5% passive minority interest in Hualalai Investors JV, LLC and Hualalai Investors II, LLC, owners of Hualalai Resort, and Kona Village Investors, LLC, owner of Kona Village Resort.  Kaupulehu Investors, LLC, accounts for its 1.5% passive investments under the cost method.  These investments are reflected in the Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2008 as “Investment in Joint Ventures.”

7.                                    INVESTMENT IN LAND INTERESTS

The land interests held by Barnwell at December 31, 2008 through Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest, include development rights under option, rights to receive varying percentages of the gross sales from the sale of lots within approximately 870 acres in the Kaupulehu area by WB KD Acquisition, LLC (“WB”), an unrelated entity, and approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”) which is under a right of negotiation with WB KD Acquisition II, LLC (“WBKD”), also an unrelated entity.  Barnwell also holds lot acquisition rights in agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) through Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell.  There is no assurance that any future development rights option payments or percentage of sales payments will be received, nor is there any assurance that WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated for the Mauka Lands.  If the developer of the Mauka Lands is unable to obtain such required land use changes, development terms and agreements with respect to the Mauka Lands, and Barnwell is therefore unable to fully recover its investment in the Mauka Lands, we will incur an expense resulting from a write-off of the lot acquisition rights.  Barnwell’s cost of land interests is included in the December 31, 2008 and September 30, 2008 Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests” and consists of the following amounts:

	December 31,	September 30,
	2008	2008
Leasehold land interests:
Zoned for resort/residential development – Lot 4A Increment I	$-	$-
Zoned for resort/residential development – Lot 4A Increment II	-	-
Zoned conservation – Lot 4C	50,000	50,000
	50,000	50,000

Lot acquisition rights – Mauka Lands	1,400,000	1,400,000
Development rights under option	-	-
Total investment in land interests	$1,450,000	$1,450,000

8.                                    RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions involving Barnwell and Mr. Terry Johnston, a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures.

Mr. Johnston and his affiliated entities indirectly own 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest.  The development rights proceeds received during the three months ended December 31, 2008 were reduced by fees of $53,000; these fees were payable to Nearco, a company controlled by Mr. Terry Johnston, and were paid in January 2009.  There were no percentage of sales payment proceeds, and thus no related fees to Nearco, during the three months ended December 31, 2008.  The development rights proceeds and percentage of sales payment proceeds received during the three months ended December 31, 2007 were reduced by fees to Nearco of $159,000 and $32,000, respectively.  Under agreements entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell’s wholly-owned subsidiary, Barnwell Hawaiian Properties, Inc., a 50.1% partner of Kaupulehu Developments, is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

Barnwell and Nearco entered into a limited liability limited partnership, Kaupulehu 2007, to acquire house lots for investment and to construct turnkey single-family homes.  Nearco has a 20% ownership interest in Kaupulehu 2007.  As noted in Note 5 above, Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  A significant provision of this agreement is that in addition to a fixed monthly fee, Mr. David Johnston will receive 20% of the sales profit which is contingent on the sale of each of the two homes under construction.  During the three months ended December 31, 2008, Kaupulehu 2007 paid $31,000 in project management fees to Nearco for project management services; no such fees were paid during the three months ended December 31, 2007.  These costs are being capitalized as they are project costs associated with the development and construction of a real estate project and are included in “Residential Lots Under Development” on the Consolidated Balance Sheet at December 31, 2008.

Kaupulehu 2007 has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, with Mr. Terry Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 9 below).

General and administrative expenses include fees paid to Nearco for services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco by Kaupulehu Developments totaled $17,000 and $33,000, before minority interest, in the three months ended December 31, 2008 and 2007, respectively.

9.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of December 31, 2008 and September 30, 2008 is as follows:

	December 31,	September 30,
	2008	2008
Canadian revolving credit facility	$16,021,000	$15,000,000
Real estate revolving credit facility	13,297,000	11,217,000
	29,318,000	26,217,000
Less: current portion	(1,602,000)	-

Total long-term debt	$27,716,000	$26,217,000

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or approximately US$16,332,000 at the December 31, 2008 exchange rate.  Borrowings under this facility were US$16,021,000 at December 31, 2008 and are included in long-term debt.  At December 31, 2008, Barnwell had unused credit available under this facility of approximately US$311,000.

Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2009.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of the existing agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2009, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2009.  As such, two quarterly repayments of 5% each would be due within one year of December 31, 2008 and accordingly, we have classified 10% of the outstanding loan balance at December 31, 2008 as the current portion of long-term debt.

Beginning in the quarter ended September 30, 2008 and continuing through the date of this filing, the rate of exchange of the Canadian dollar to the U.S. dollar has been on the decline.  Further declines in exchange rates could result in Barnwell reaching the maximum amount of credit available under the Canadian revolving credit facility of $20,000,000 Canadian dollars.  If exchange rates decline to the extent we exceed the maximum amount of credit available under the Canadian revolving credit facility, we will be required to make debt repayments to Royal Bank of Canada in the amount of the excess.

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, has a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 finances the four parcels and the costs of home construction.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  The term of the loan is 36 months and advances shall not exceed: (i) 75% of the appraised as-is value of each parcel, or (ii) 80% of the appraised value of the completed home and parcel for each home under construction.  The interest rate available for borrowings under this facility is a floating rate equal to the financial institution’s floating base rate or the one-month London Interbank Offer Rate plus 2.50%.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot; the loan agreement defines net sales proceeds as the gross sales price of the home and lot, less reasonable real estate commissions, closing costs, and fees of the building contractor and project manager, as approved by the financial institution.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes to be built.  Borrowings under the facility are subject to a loan advance limitation based on the appraised value of the underlying security.  The loan advance limitation may be reduced as a result of a decrease in appraised values of the underlying security.  If borrowings under the facility exceed the loan advance limitation, Barnwell will be required to make debt repayments in the amount of the excess.

At December 31, 2008, Kaupulehu 2007’s borrowings under the revolving credit facility were $13,297,000.  The facility expires in December 2010.  Accordingly, the $13,297,000 is classified as long-term debt on the Condensed Consolidated Balance Sheet at December 31, 2008.  At December 31, 2008, Barnwell had unused credit available under this facility of approximately $2,703,000.

Kaupulehu 2007 capitalizes interest costs on residential lots under development while development and construction is in progress and includes these costs in cost of sales when homes are sold.  Capitalized interest costs totaled $116,000 and $81,000 for the three months ended December 31, 2008 and 2007, respectively.

Interest costs for the three months ended December 31, 2008 and 2007 are summarized as follows:

	Three months ended December 31,
	2008	2007
Interest costs incurred	$346,000	$403,000
Less interest costs capitalized on residential lots under development	116,000	81,000
Interest expense	$230,000	$322,000

10.                            SEGMENT INFORMATION

Barnwell operates four segments: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas); 2) investing in leasehold land and other real estate interests in Hawaii (land investment); 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling); and 4) acquiring property for investment and development of homes for sale in Hawaii (residential real estate).  There were no residential real estate segment operating revenues or operating expenses during the three months ended December 31, 2008 and 2007.

The following is certain financial information related to Barnwell’s reporting segments.  All revenues reported are from external customers with no intersegment sales or transfers.

	Three months ended
	December 31,
	2008	2007
Revenues:
Oil and natural gas	$7,711,000	$10,090,000
Land investment	833,000	3,005,000
Contract drilling	1,134,000	2,210,000
Other	189,000	279,000
Total before interest income	9,867,000	15,584,000
Interest income	55,000	76,000
Total revenues	$9,922,000	$15,660,000

Depreciation, depletion and amortization:
Oil and natural gas	$3,226,000	$3,614,000
Contract drilling	103,000	81,000
Other	39,000	48,000
Total depreciation, depletion and amortization	$3,368,000	$3,743,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$2,067,000	$4,095,000
Land investment, net of minority interest	651,000	2,348,000
Contract drilling	(110,000)	308,000
Other	150,000	231,000
Total operating profit	2,758,000	6,982,000

General and administrative expenses, net of minority interest	(1,908,000)	(3,014,000)
Interest expense, net of minority interest	(224,000)	(309,000)
Interest income	55,000	76,000
Earnings before income taxes	$681,000	$3,735,000

11.                            INCOME TAXES

The components of the income tax provision (benefit) for the three months ended December 31, 2008 and 2007 are as follows:

	Three months ended December 31,
	2008	2007
Current	$(112,000)	$1,935,000
Deferred	369,000	(1,519,000)
	$257,000	$416,000

During the three months ended December 31, 2007, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  This reduction in Canadian federal tax rates resulted in a $909,000 reduction of the net deferred tax liability during the three months ended December 31, 2007.  Excluding the impact of the decrease in Canadian federal tax rates, Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2007 was approximately 35%.  Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2008 was approximately 38%.  There was no reduction in Canadian federal tax rates in the three months ended December 31, 2008.

Included in “Other comprehensive loss - foreign currency translation adjustments” in the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income is a $1,324,000 income tax charge related to an increase in the valuation allowance for deferred tax assets impacted by the decrease in the exchange rate of the Canadian dollar to the U.S. dollar in the three months ended December 31, 2008.  The impact for the three months ended December 31, 2007 was not significant.

There were no significant changes in unrecognized tax benefits in the three months ended December 31, 2008.  Unrecognized tax benefits consist primarily of Canadian federal and provincial audit issues that involve the timing of oil and natural gas capital expenditure deductions and transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits and any offsetting foreign tax credit benefits may significantly increase or decrease during fiscal 2009, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of December 31, 2008.

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans for the three months ended December 31, 2008 and 2007:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2008	2007	2008	2007	2008	2007

Service cost	$45,000	$50,000	$8,000	$8,000	$2,000	$2,000
Interest cost	77,000	70,000	12,000	11,000	13,000	13,000
Expected return on plan assets	(48,000)	(76,000)	-	-	-	-
Amortization of prior service cost	1,000	1,000	1,000	1,000	34,000	34,000
Amortization of net actuarial loss (gain)	6,000	5,000	-	2,000	(7,000)	(1,000)

Net periodic benefit cost	$81,000	$50,000	$21,000	$22,000	$42,000	$48,000

Barnwell did not make a contribution to the Pension Plan during the three months ended December 31, 2008 and estimates that it will contribute approximately $250,000 to the Pension Plan during the remainder of fiscal 2009.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2009.

13.       SHARE REPURCHASE PROGRAM

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  During the three months ended December 31, 2008, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.

14.                            FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts payable, accrued expenses, drilling advances and payables to joint interest owners approximate their carrying values due to the short-term nature of the instruments.  The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

15.                            FAIR VALUE MEASUREMENTS AND RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2008, Barnwell adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy for measuring fair value.  SFAS No. 157 requires fair value measurements be classified and disclosed in one of the following categories:

•                Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities in active markets and have the highest priority.

•                Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•                Level 3: Unobservable inputs for the financial asset or liability and have the lowest priority.

The adoption of SFAS No. 157 for financial assets and liabilities did not have an impact on Barnwell’s financial statements.

In February 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157.”  This FSP defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We have elected to utilize this deferral and accordingly, we will apply SFAS No. 157 to our nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis in the quarter ending December 31, 2009.  Barnwell is currently evaluating the impact that the application of SFAS No. 157 to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis will have on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.”  SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  Upfront costs and fees related to items for which the fair value option is elected are recognized in earnings as incurred.  Although SFAS No. 159 was effective for our fiscal year beginning October 1, 2008, we do not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected.  However, in the future, we may elect to measure certain financial instruments at fair value in accordance with this standard.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 became effective for the Company on November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers Disclosures about Postretirement Benefit Plan Assets.”  This FSP provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP FAS 132(R)-1 is effective for financial statements issued for fiscal years ending after December 15, 2009.  Barnwell’s management is currently evaluating the impact of adopting these provisions on the consolidated financial statements.

16.                            SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

	Three months ended December 31,
	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$219,000	$337,000
Income taxes	$2,625,000	$316,000

Supplemental disclosure of non-cash investing and financing activities:
Interest financed and not paid in cash	$-	$68,000
Long-term debt borrowings refinanced	$-	$6,600,000
Dividends declared but not yet paid	$-	$412,000

During the three months ended December 31, 2007, 40,000 stock options were exercised by tendering 5,200 shares of Barnwell stock at a market value of $14.95 per share plus $1,000 of cash, resulting in a $20,000 increase in common stock, a $59,000 increase in additional paid-in capital and a $78,000 increase in treasury stock.

During the three months ended December 31, 2008 and 2007, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $25,000 and $176,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development increased $668,000 and $410,000 during the three months ended December 31, 2008 and 2007, respectively.

During the three months ended December 31, 2008 and 2007, accruals related to residential lots under development decreased $308,000 and increased $150,000, respectively.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant To Forward-Looking Information

For The Purpose Of “Safe Harbor” Provisions Of The

Private Securities Litigation Reform Act Of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts.  These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements.  Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions.  Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.  Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.  The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2008.  Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to the full cost ceiling calculation and depletion of our oil and natural gas properties, income taxes and asset retirement obligation.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.  There have been no significant changes to these policies as discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

Impact of Recently Issued Accounting Standards

See Note 15 in the “Notes to Condensed Consolidated Financial Statements” for a summary of new accounting standards.

Overview

Barnwell is engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment), 2) investing in leasehold land and other real estate interests in Hawaii (land investment segment), 3) acquiring property for investment and development of homes for sale in Hawaii (residential real estate segment), and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

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

Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploration, development and operation of oil and natural gas properties will tend to escalate as well.  Barnwell’s oil and natural gas operations make capital expenditures in the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary; however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, within and adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  A director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliated entities indirectly own 19.3% of Kaupulehu Developments.  Refer to Note 8 of “Notes to Condensed Consolidated Financial Statements” for further discussion on related party interests.

Kaupulehu Developments’ interests include the following:

•                Development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club which are under option to a developer.  As of December 31, 2008, the development rights are under option for $5,312,000, comprised of two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.

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

Widespread national and international concern over instability in the credit and capital markets increased significantly during recent months with unprecedented market volatility and disruption in the U.S. and world economies.  The current recession that we are now experiencing with higher unemployment levels, steep declines in the stock market, collapses of financial institutions and subsequent government bail-outs, further deterioration in consumer confidence and reduced consumer spending differentiate recent months from years past.  As such, we expect that fiscal 2009 will pose significant challenges for us.

Oil and Natural Gas Segment

Historically, oil and natural gas prices have been volatile, are difficult to predict and fluctuate significantly.  Oil and natural gas prices hit historic high levels in recent years and during the latter half of fiscal 2008.  Beginning in the quarter ended September 30, 2008 through the date of this filing, oil and natural gas prices have fallen sharply from the recent record levels and may remain at these lower levels or may continue to decline.  Natural gas prices for Barnwell, based on quarterly averages during the three years ended December 31, 2008, have ranged from a low of $5.09 per thousand cubic feet (the average price for the quarters ended September 30, 2007 and September 30, 2006) to a high of $9.70 per thousand cubic feet (the average price for the quarter ended June 30, 2008).  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $47.76 per barrel (the average price for the quarter ended December 31, 2008) to a high of $117.22 per barrel (the average price for the quarter ended June 30, 2008).  Significant declines in prices for oil and natural gas could have a material adverse effect on our financial condition, results of operations, and liquidity and cash flows.

Continuing low levels or declines in oil and gas prices may result in the Company having to write-down the carrying value of our oil and natural gas properties in accordance with applicable accounting rules.  Under these rules, we would be required to write off any excess of unamortized capitalized costs over the related cost ceiling.

In response to the significant declines in oil and natural gas prices, the Company is evaluating its strategy and in January 2009 commenced scaling back and deferring a portion of our oil and natural gas capital expenditures.

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

In prior years, Hawaii’s economy experienced positive growth and the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments’ leasehold interests are located and Kaupulehu 2007 is building homes, experienced strong demand for residential real estate.  However beginning in fiscal 2008 and into fiscal 2009, the weakened economy coupled with the softening real estate markets caused sales within the Kaupulehu area to be lower than original expectations.  Due to the softening of the real estate market, future revenues from real estate sales will likely be lower than in previous years.  If future market demand for luxury real estate is less than current expectations, our operating results, financial condition, and liquidity and cash flows could be adversely affected.

Barnwell anticipates the two turnkey homes currently under construction will be completed within the next six months.  Our ability to sell the completed residences and/or lots held for investment is contingent upon the strength of the real estate market.  However, due to the softening of the real estate market, beginning in fiscal 2008 the demand for luxury homes has been on the decline and is anticipated to decrease in the near future.  In addition, Barnwell will have cash outflows such as interest and other holding costs until the homes and lots are sold.

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

Results of Operations

Summary

Net earnings for the three months ended December 31, 2008 totaled $424,000, a $2,895,000 (87%) decrease from net earnings of $3,319,000 for the three months ended December 31, 2007.  This decrease was largely due to the following items:

•                Oil and natural gas operating profits before income taxes decreased $2,028,000, primarily due to lower prices received for all petroleum products;

•                Decreased land investment segment operating profits before income taxes of $1,697,000 due to differences in the timing of receipt of proceeds of scheduled development rights option payments and no receipts of percentage of sales payments; and

•                The prior year period included a deferred income tax benefit of $909,000 resulting from a decrease in Canadian federal income tax rates; there was no such benefit in the current year period.

The aforementioned items were partially offset by a $1,131,000 decrease, before income taxes, in general and administrative expenses.

General

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 19% in the three months ended December 31, 2008 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 13% at December 31, 2008 as compared to September 30, 2008.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2008 was $6,247,000, a $6,536,000 decrease from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $289,000 for the same period in the prior year.

Foreign currency transaction gains and losses were not material in the three months ended December 31, 2008 and 2007 and are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Earnings.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three months ended December 31, 2008 as compared to the three months ended December 31, 2007.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended
	December 31,		Decrease
	2008	2007	$	%
Natural Gas (MCF)*	$5.44	$6.03	$(0.59)	(10%)
Oil (Bbls)**	$47.76	$80.14	$(32.38)	(40%)
Liquids (Bbls)**	$28.03	$51.64	$(23.61)	(46%)

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2008	2007	Units	%
Natural Gas (MCF)*	859,000	882,000	(23,000)	(3%)
Oil (Bbls)**	43,000	38,000	5,000	13%
Liquids (Bbls)**	28,000	29,000	(1,000)	(3%)

*                 MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $2,379,000 (24%) for the three months ended December 31, 2008, as compared to the same period in the prior year, primarily due to significant decreases in natural gas, oil and natural gas liquids prices, which decreased 10%, 40% and 46%, respectively, as compared to the same period in the prior year.

Net natural gas production decreased 3% for the three months ended December 31, 2008 as compared to the same period in the prior year, due primarily to natural declines in production from older properties.

Net oil production increased 13% during the three months ended December 31, 2008 as compared to the same period in the prior year, due to production from new oil wells.  The increase was partially offset by natural declines in production from both older and newer properties.

On October 25, 2007, the Alberta Government announced a New Royalty Framework (“NRF”) that took effect on January 1, 2009.  The NRF increases royalty rates on conventional oil and natural gas production whereby royalty rates will be both price-sensitive and production-sensitive and may increase up to a maximum of 50%.  The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Approximately 99% of Barnwell’s gross revenues are derived from properties located within Alberta.

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

Oil and natural gas operating expenses increased $37,000 (2%) for the three months ended December 31, 2008 as compared to the same period in the prior year, primarily due to higher utility costs and higher than usual workover activity which resulted in higher repairs and maintenance costs, largely offset by a 19% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

Revenues, minority interest in earnings and operating profit related to sales of development rights under option for the three months ended December 31, 2008 and 2007 are summarized as follows:

	Three months ended
	December 31,
	2008	2007
Sale of development rights under option:
Proceeds	$886,000	$2,656,000
Fees	53,000	159,000
Revenues - sale of development rights, net	833,000	2,497,000
Minority interest in earnings	182,000	546,000
Operating profit - sale of development rights, net	$651,000	$1,951,000

The decrease in proceeds from the sale of development rights during the three months ended December 31, 2008 as compared to the same period in the prior year is due to the timing of receipt of proceeds of scheduled development right options.  $1,770,000 of the $2,656,000 development rights option due on December 31, 2008 was received early, in May 2008.  Accordingly, only the remaining portion of $886,000 was received in the three months ended December 31, 2008.  During the three months ended December 31, 2007, the entire $2,656,000 development rights option due on December 31, 2007 was received during the quarter ended December 31, 2007.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The total amount of remaining future option receipts, if all options are fully exercised, is $5,312,000 as of December 31, 2008, comprised of two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

The following table summarizes the percentage of sales revenues received from WB KD Acquisition, LLC (“WB”), an unrelated entity, and related minority interest in earnings and operating profit for the three months ended December 31, 2008 and 2007:

	Three months ended
	December 31,
	2008	2007
Sale of interest in leasehold land:
Proceeds	$-	$540,000
Fees	-	32,000
Revenues - sale of interest in leasehold land, net	-	508,000
Minority interest in earnings	-	111,000
Operating profit - sale of interest in leasehold land, net	$-	$397,000

In December 2007, WB sold one single-family lot from Increment I and paid Kaupulehu Developments a percentage of sales payment of $540,000.  There were no single-family lots sold, and therefore no percentage of sales payments received, during the three months ended December 31, 2008.  There is no assurance that any future percentage of sales payments will be received.

Contract drilling

Contract drilling revenues and costs decreased $1,076,000 (49%) and $680,000 (37%), respectively, for the three months ended December 31, 2008, as compared to the same period in the prior year.  The contract drilling segment generated a $110,000 operating loss before general and administrative expenses in the three months ended December 31, 2008, a decrease of $418,000 as compared to the same period of the prior year, primarily due to decreases in well drilling activity in the current quarter as compared to the same period in the prior year.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

General and administrative expenses

General and administrative expenses decreased $1,131,000 (37%) for the three months ended December 31, 2008, as compared to the same period in the prior year.  The decrease was primarily attributable to: i) a $635,000 decrease in current compensation costs, ii) an $85,000 decrease in professional services, iii) a $136,000 increase in administrative expense reimbursements from oil and natural gas joint venture partners, and iv) a $201,000 decrease due to a 19% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization decreased $375,000 (10%) for the three months ended December 31, 2008, as compared to the same period in the prior year, due primarily to a 19% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.  The decrease was partially offset by a 10% increase in the depletion rate.

The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves.  Barnwell’s cost of finding and developing proven reserves has increased due to the costs of oil and natural gas exploration and development having increased along with product prices and the drilling of unsuccessful wells.

Interest expense

Interest expense decreased $92,000 (29%) for the three months ended December 31, 2008, as compared to the same period in the prior year primarily due to lower average interest rates, partially offset by higher average loan balances.

Interest costs for the three months ended December 31, 2008 and 2007 are summarized as follows:

	Three months ended
	December 31,
	2008	2007
Interest costs incurred	$346,000	$403,000
Less interest costs capitalized on residential lots under development	116,000	81,000
Interest expense	$230,000	$322,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the decrease in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Barnwell anticipates the two turnkey homes currently being built will be completed within the next six months.  Upon such completion, Barnwell will no longer capitalize interest incurred on borrowings pertaining to the two lots under development and construction costs.  Additionally, due to the current credit crisis, Barnwell estimates that the interest rates on the Company’s facility with Royal Bank of Canada will increase upon renewal in April 2009.  Therefore, we anticipate interest expense will increase accordingly, starting in the third quarter of fiscal 2009.

Income taxes

During the three months ended December 31, 2007, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  This reduction in Canadian federal tax rates resulted in a $909,000 reduction of the net deferred tax liability during the three months ended December 31, 2007.  Excluding the impact of the decrease in Canadian federal tax rates, Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2007 was approximately 35%.  Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2008 was approximately 38%.  There was no reduction in Canadian federal tax rates in the three months ended December 31, 2008.

There were no significant changes in unrecognized tax benefits in the three months ended December 31, 2008.  Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2005 – 2007
Various U.S. states	2005 – 2007
Canada federal	2001 – 2007
Various Canadian provinces	2001 – 2007

Liquidity and Capital Resources

Cash Flows and Capital Expenditures

Cash flows used in operations totaled $3,709,000 for the three months ended December 31, 2008, as compared to $1,741,000 of cash flows provided by operations for the same period in the prior year.  This decrease was due primarily to a decrease in operating profit generated by Barnwell’s oil and natural gas segment.  The decline in market prices for oil and natural gas during the current quarter, an increase in residential real estate home development costs, and the payments of accrued taxes and accrued bonuses in the current year period that were not made during the same period in the prior year, had a direct impact on the level of our cash flow from operations.

Net cash used in investing activities totaled $2,151,000 during the three months ended December 31, 2008, as compared to $258,000 during the same period of the prior year.  Cash inflows from investing activities decreased due to decreased proceeds from land investment segment sales during the three months ended December 31, 2008, as compared to the same period of the prior year.

Cash flows provided by financing activities totaled $2,969,000 for the three months ended December 31, 2008, as compared to $1,956,000 of cash flows used in financing activities during the same period of the prior year.  This increase in cash inflows was primarily due to increased long-term debt borrowings and reduced Barnwell stock repurchases, during the three months ended December 31, 2008, as compared to the same period of the prior year.

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  During the three months ended December 31, 2008, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.

At December 31, 2008, Barnwell had $10,110,000 in cash and cash equivalents and approximately $311,000 of available credit under its credit facility with its Canadian bank and approximately $2,703,000 of available credit under its credit facility with its Hawaii bank; this Hawaii bank facility is restricted in its use to the construction of homes and financing of lots by Kaupulehu 2007.

In recent months, the U.S. domestic and international credit markets have experienced significant disruption.  These disruptions have resulted in greater volatility, less liquidity, and limited availability of financing.  While we believe our current cash balances, future cash flows from operations, land investment segment proceeds from the sale of development rights and percentage of sales payments, and available credit will be sufficient to fund our estimated capital expenditures and operations for the next 12 months, fund scheduled debt repayments and interest, and settle incentive compensation liabilities in cash if necessary, continued long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations, liquidity and cash flows, and financial condition.

Oil and natural gas prices have historically been volatile and the timing and amount of land investment segment percentage of sales proceeds are unpredictable, sporadic, and not under Barnwell’s control.  Development rights proceeds, on the other hand, are scheduled but there is no assurance that future monies will be received.  Oil and natural gas prices and land investment segment proceeds are driven by market supply and demand factors which are impacted by the overall state of the economy.  If estimated cash inflows do not occur on a timely basis or are less than current expectations, and/or if Barnwell’s Canadian revolving credit facility is reduced below the current level of borrowings under the facility after the April 2009 review or is reduced because of significant decreases in the rate of exchange of the Canadian dollar to the U.S. dollar, or if the real estate revolving credit facility’s loan advance limitation is reduced below borrowed amounts as a result of a decrease in appraised values of the underlying security, Barnwell may be required to reduce oil and natural gas capital expenditures and other expenditures, possibly significantly, and seek alternative sources of financing or liquidate investments and/or operating assets to make any required cash outflows.

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

Barnwell estimates that it will make approximately $250,000 in contributions to the pension plan during the remainder of fiscal 2009.

Beginning in the quarter ended September 30, 2008 and continuing through the date of this filing, the rate of exchange of the Canadian dollar to the U.S. dollar has been on the decline.  Further declines in exchange rates could result in Barnwell reaching the maximum amount of credit available under the Canadian revolving credit facility of $20,000,000 Canadian dollars.  If exchange rates decline to the extent we exceed the maximum amount of credit available under the Canadian revolving credit facility, we will be required to make debt repayments to Royal Bank of Canada in the amount of the excess.

Residential Real Estate Capitalized Costs

Construction of the two residences being developed for resale commenced in January 2008.  Capitalized expenditures related to construction of the two residences, including accrued construction costs and capitalized interest, totaled $1,952,000 for the three months ended December 31, 2008.

As of the date of this filing, plumbing, electrical, air conditioning and audio/video work are substantially complete on the first home and nearing completion on the second, and the focus has turned to interior work.  Drywall and window installation have been completed on the first home and is underway on the second.  Both homes have passed plumbing and electrical inspection and doors and flooring are in the process of being installed in the first home.  Furnishings are on order for delivery in April for the first home, at which time the home should be substantially complete and ready for sale.

The second home is scheduled for completion approximately two months behind the first home.  The 6-foot rock walls separating the two residences and separating these lots from other adjoining lots are nearly complete, but won’t be finished until the landscaping work is completed, to allow for easy access.  The lawn for the first home will soon be installed and other landscaping work continues on both lots.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $3,974,000 for the three months ended December 31, 2008, as compared to $3,741,000 during the three months ended December 31, 2007.  During the three months ended December 31, 2008, Barnwell participated in the drilling of 4 gross (0.8 net) wells in Canada.  Of the 4 gross wells, 3 gross (0.5 net) wells appear to be successful or are currently being evaluated and 1 gross (0.3 net) well was not successful.  All wells were drilled in Alberta and Barnwell’s average working interest in these wells is 20%.  Barnwell initiated 2 gross (0.6 net) of the 4 gross wells drilled during the three months ended December 31, 2008.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Management estimates that oil and natural gas capital expenditures for fiscal 2009 will range from $8,000,000 to $12,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Contractual Obligations

Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2009.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of the existing agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2009, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2009.  As such, two quarterly repayments of 5% each would be due within one year of December 31, 2008 and accordingly, we have classified 10% of the outstanding loan balance at December 31, 2008 as the current portion of long-term debt.

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of a director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 in the “Notes to Condensed Consolidated Financial Statements”), under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that Mr. David Johnston and the building contractor will each receive 20% of the sales profit, which is contingent on the sale of each of the two homes under construction.

As discussed in Note 9 in the “Notes to Condensed Consolidated Financial Statements,” Kaupulehu 2007 has a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 finances the four parcels and the costs of home construction.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  This facility expires in December 2010.  See further discussion on the Kaupulehu 2007 credit facility in Note 9 in the “Notes to Condensed Consolidated Financial Statements.”

Additionally, please see the “Notes to Consolidated Financial Statements” in Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2008 for discussion on other contractual obligations and commitments.

ITEM 4T.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2008, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2008  to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2008, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.         RISK FACTORS

There have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table presents information related to repurchases of Barnwell’s common stock made during the three months ended December 31, 2008:

			Total number	Maximum number
	Total	Average	of shares purchased	of shares
	number of	price paid	as part of	that may yet be
	shares	per	publicly announced

				purchased under the
Period	purchased	share	plans or programs(a)

				plans or programs
October 1-31, 2008	12,700	$7.65	12,700	110,700
November 1-30, 2008	-	$-	-	110,700
December 1-31, 2008	-	$-	-	110,700 (b)
Total	12,700	$7.65	12,700

(a)   In August 2008, the Board of Directors authorized a stock repurchase program in the open market of up to 150,000 shares during the period commencing on August 18, 2008 and ending on December 31, 2008.

(b)   110,700 shares were available for repurchase during December 1-31, 2008.  However, the August 2008 share repurchase program expired on December 31, 2008 and thus the shares are no longer available for repurchase.

ITEM 6.                    EXHIBITS

Page
Exhibit No. 31.1 – Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	35

Exhibit No. 31.2 – Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	36

Exhibit No. 32 – Certification Pursuant To Section 906 of the Sarbanes- Oxley Act of 2002.	37

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: February 12, 2009	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary