Form 10-K/A
period 2008-09-30
BARNWELL INDUSTRIES INC
filed 2009-04-08
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5103

BARNWELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Alakea Street, Suite 2900, Honolulu, Hawaii	96813-2833
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (808) 531-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.50 per share	NYSE Amex

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

Documents Incorporated by Reference

1.     Proxy statement to be forwarded to stockholders on or about January 15, 2009 is incorporated by reference in Part III hereof

Explanatory Note

Amendment No. 1

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2008, which Barnwell previously filed with the Securities and Exchange Commission (the “SEC”) on December 18, 2008 (the “Original Report”).  We are filing this Amendment in response to a comment we received from the staff of the Division of Corporation Finance of the SEC in connection with the staff’s review of the Original Report.

In preparing the Annual Report on Form 10-K for the fiscal year ended September 30, 2008, the Company followed the SEC’s guidance for smaller reporting companies set forth in Release Nos. 33-8876; 34-56994; and 39-2451.  Under Item 302(b) of Regulation S-K, registrants engaged in oil and gas producing activities are required to present the information about oil and gas producing activities specified in paragraphs 9 through 34 of SFAS No. 69.  However, Item 302(c) of Regulation S-K goes on to state that a registrant that qualifies as a smaller reporting company is not required to provide the information required by Item 302.  As a smaller reporting company, Barnwell therefore did not provide the SFAS No. 69 disclosures in its Original Report.

In the Original Report, Barnwell provided disclosure of a number of the items required to be disclosed under SFAS No. 69 elsewhere in the Form 10-K including the net quantities of our interests in proved producing and total proved oil and natural gas reserves; changes in the net quantities of proved reserves of oil and natural gas during the year; oil and natural gas total capitalized costs and aggregate related accumulated depreciation and depletion; total oil and natural gas capital expenditures for fiscal 2008; oil and natural gas revenues, production costs, depreciation and depletion, and pre-tax results of operations; and the present value (discounted at 10%) of our estimated future net revenues from total proved oil, natural gas and natural gas liquids reserves.

Pursuant to a comment received by the SEC staff wherein the SEC staff acknowledged Barnwell’s interpretation of the regulations and notwithstanding Item 302(c) of Regulation S-K, Barnwell is filing this Amendment solely to incorporate the supplementary oil and natural gas information disclosures required under SFAS No. 69 in Note 21 of the Notes to Consolidated Financial Statements.  As such, Item 8 - Financial Statements and Supplementary Data of this Form 10-K/A has been revised to include Note 21.

No other changes to the Original Report are included in this Amendment other than to provide currently-dated Exhibit Nos. 31.1, 31.2, and 32.  Furthermore, this Form 10-K/A does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

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

/s/ KPMG LLP

Honolulu, Hawaii

December 18, 2008

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,618,000	$10,107,000
Accounts receivable, net of allowance for doubtful accounts of: $1,078,000 at September 30, 2008 and $20,000 at September 30, 2007	7,524,000	7,131,000
Deferred income taxes	2,134,000	2,171,000
Current taxes receivable	975,000	1,040,000
Other current assets	1,411,000	1,030,000
TOTAL CURRENT ASSETS	25,662,000	21,479,000
DEPOSITS ON RESIDENTIAL PARCELS	200,000	800,000
RESIDENTIAL LOTS UNDER DEVELOPMENT	8,876,000	5,009,000
INVESTMENT IN RESIDENTIAL PARCELS	4,708,000	2,383,000
INVESTMENT IN JOINT VENTURES	2,776,000	2,765,000
INVESTMENT IN LAND INTERESTS	1,450,000	1,450,000
PROPERTY AND EQUIPMENT, NET	88,690,000	90,679,000
TOTAL ASSETS	$132,362,000	$124,565,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,516,000	$5,983,000
Accrued capital expenditures	3,071,000	2,774,000
Accrued stock appreciation rights	785,000	1,672,000
Accrued incentive plan costs	1,587,000	2,029,000
Other accrued compensation costs	3,481,000	3,228,000
Drilling advances	403,000	1,407,000
Payable to joint interest owners	1,581,000	1,123,000
Income taxes payable	3,506,000	—
Current portion of long-term debt	—	354,000
Other current liabilities	1,903,000	2,160,000
TOTAL CURRENT LIABILITIES	22,833,000	20,730,000
LONG-TERM DEBT	26,217,000	22,104,000
LIABILITY FOR RETIREMENT BENEFITS	2,041,000	2,387,000
ASSET RETIREMENT OBLIGATION	4,565,000	4,734,000
DEFERRED INCOME TAXES	14,375,000	19,299,000
MINORITY INTEREST	1,067,000	707,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares: 8,403,060 issued at September 30, 2008, 8,280,060 issued at September 30, 2007	4,202,000	4,140,000
Additional paid-in capital	1,222,000	738,000
Retained earnings	54,862,000	44,988,000
Accumulated other comprehensive income, net	3,143,000	4,933,000
Treasury stock, at cost:
150,200 shares at September 30, 2008, 11,900 shares at September 30, 2007	(2,165,000)	(195,000)
TOTAL STOCKHOLDERS’ EQUITY	61,264,000	54,604,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,362,000	$124,565,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Year ended September 30,
	2008	2007	2006
Revenues:
Oil and natural gas	$49,441,000	$34,599,000	$37,904,000
Contract drilling	9,787,000	5,993,000	5,866,000
Sale of interest in leasehold land, net	446,000	3,370,000	9,637,000
Sale of development rights, net	4,161,000	2,292,000	2,702,000
Gas processing and other	1,809,000	1,182,000	1,151,000
Gain on sale of drill rig	—	—	700,000
	65,644,000	47,436,000	57,960,000

Costs and expenses:
Oil and natural gas operating	10,581,000	10,203,000	8,217,000
Contract drilling operating	7,684,000	4,939,000	4,709,000
General and administrative	12,497,000	10,457,000	11,644,000
Bad debt expense	1,091,000	—	—
Depreciation, depletion and amortization	14,726,000	13,174,000	11,577,000
Interest expense, net	1,043,000	999,000	833,000
Minority interest in earnings	1,006,000	988,000	2,783,000
	48,628,000	40,760,000	39,763,000

Earnings before income taxes and equity in earnings of real estate affiliate	17,016,000	6,676,000	18,197,000
Income tax provision	(5,284,000)	(3,160,000)	(4,455,000)
Equity in earnings of real estate affiliate, net of tax	—	—	895,000
NET EARNINGS	$11,732,000	$3,516,000	$14,637,000

BASIC NET EARNINGS PER COMMON SHARE	$1.42	$0.43	$1.79
DILUTED NET EARNINGS PER COMMON SHARE	$1.39	$0.41	$1.68

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,248,581	8,208,189	8,169,060
DILUTED	8,438,914	8,608,759	8,698,405

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$11,732,000	$3,516,000	$14,637,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	14,726,000	13,174,000	11,577,000
Bad debt expense	1,091,000	—	—
Minority interest in earnings	1,006,000	988,000	2,783,000
Retirement benefits expense	528,000	511,000	394,000
Accretion of asset retirement obligation	314,000	232,000	199,000
Gain on sale of drill rig	—	—	(700,000)
Asset retirement obligation payments	(48,000)	(42,000)	(20,000)
Share-based compensation (benefit) expense	(402,000)	462,000	583,000
Retirement benefits contribution	(456,000)	(250,000)	(1,050,000)
Share-based compensation payments	(458,000)	(2,024,000)	(1,649,000)
Deferred income tax (benefit) expense	(2,404,000)	1,456,000	1,162,000
Additions to residential lots under development	(3,277,000)	(4,868,000)	—
Sale of interest in leasehold land, net	(446,000)	(3,370,000)	(9,637,000)
Sale of development rights, net	(4,161,000)	(2,292,000)	(2,702,000)
Increase from changes in current assets and liabilities	695,000	1,299,000	2,552,000
Net cash provided by operating activities	18,440,000	8,792,000	18,129,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	4,161,000	2,292,000	2,702,000
Proceeds from sale of interest in leasehold land, net of fees paid	1,111,000	3,370,000	12,620,000
Refund of deposits on residential parcels	400,000	—	—
Proceeds from gas over bitumen royalty adjustments	259,000	248,000	347,000
Return of capital distribution from joint venture	—	525,000	—
Proceeds from matured certificates of deposit	—	—	1,700,000
Proceeds from sale of drill rig	—	—	712,000
Deposits on residential parcels	—	(800,000)	—
Purchase of lot acquisition rights	—	(1,400,000)	—
Investment in joint ventures	(11,000)	(3,290,000)	—
Additions to investment in residential parcels	(279,000)	(2,383,000)	—
Capital expenditures	(17,678,000)	(16,597,000)	(25,385,000)
Net cash used in investing activities	(12,037,000)	(18,035,000)	(7,304,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	3,594,000	9,486,000	—
Proceeds from exercise of stock options	241,000	329,000	—
Contributions from minority interest partner	4,000	751,000	—
Payment of loan commitment fee	(100,000)	—	—
Distributions to minority interest partners	(1,033,000)	(1,032,000)	(3,095,000)
Repayments of long-term debt	(1,460,000)	(52,000)	—
Payment of dividends	(1,858,000)	(2,052,000)	(1,430,000)
Purchases of common stock for treasury	(1,892,000)	(155,000)	—
Net cash (used in) provided by financing activities	(2,504,000)	7,275,000	(4,525,000)

Effect of exchange rate changes on cash and cash equivalents	(388,000)	103,000	180,000

Net increase (decrease) in cash and cash equivalents	3,511,000	(1,865,000)	6,480,000
Cash and cash equivalents at beginning of year	10,107,000	11,972,000	5,492,000
Cash and cash equivalents at end of year	$13,618,000	$10,107,000	$11,972,000

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

(continued on next page)

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30, 2006, 2007 and 2008

(continued from previous page)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity

Balance at September 30, 2006	8,169,060	$4,085,000	$144,000		$43,524,000	$2,852,000	$—	$50,605,000

Exercise of stock options, 111,000 shares net of 1,900 shares tendered and placed in treasury	109,100	55,000	314,000				(40,000)	329,000

Share-based compensation costs			77,000					77,000

Tax benefit from employee stock option transactions			203,000					203,000

Purchases of 10,000 common shares for treasury	(10,000)						(155,000)	(155,000)

Dividends declared, $0.25 per share					(2,052,000)			(2,052,000)

Comprehensive income:
Net earnings				$3,516,000	3,516,000			3,516,000
Other comprehensive income — foreign currency translation adjustments, net of $2,883,000 of taxes				3,316,000		3,316,000		3,316,000
Total comprehensive income				$6,832,000

Adjustment for initial adoption of SFAS No. 158, net of $636,000 tax benefit						(1,235,000)		(1,235,000)

At September 30, 2007	8,268,160	$4,140,000	$738,000		$44,988,000	$4,933,000	$(195,000)	$54,604,000

(continued on next page)

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

Years ended September 30, 2006, 2007 and 2008

(continued from previous page)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Equity

Balance at September 30, 2007	8,268,160	$4,140,000	$738,000		$44,988,000	$4,933,000	$(195,000)	$54,604,000

Exercise of stock options, 123,000 shares net of 5,200 shares tendered and placed in treasury	117,800	62,000	257,000				(78,000)	241,000

Share-based compensation costs			35,000					35,000

Tax benefit from employee stock option transactions			192,000					192,000

Purchases of 133,100 common shares for treasury	(133,100)						(1,892,000)	(1,892,000)

Dividends declared, $0.23 per share					(1,858,000)			(1,858,000)

Comprehensive income:
Net earnings				$11,732,000	11,732,000			11,732,000
Other comprehensive loss — foreign currency translation adjustments, net of $1,748,000 tax benefit				(2,066,000)		(2,066,000)		(2,066,000)
Other comprehensive income — retirement plans — amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $143,000 of taxes				276,000		276,000		276,000
Total comprehensive income				$9,942,000

At September 30, 2008	8,252,860	$4,202,000	$1,222,000		$54,862,000	$3,143,000	$(2,165,000)	$61,264,000

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

Earnings Per Common Share

In October 2005, Barnwell’s Board of Directors declared a three-for-one stock split in the form of a 200% stock dividend.  The shares were distributed on November 14, 2005 to all stockholders of record as of October 28, 2005.  All information in this Form 10-K/A has been adjusted where necessary to reflect the stock split for all periods presented.

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

Reconciliations between the numerator and denominator of the basic and diluted earnings per share computations for the years ended September 30, 2008, 2007 and 2006 are as follows:

	September 30, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$11,732,000	8,248,581	$1.42
Effect of dilutive securities - common stock options	—	190,333
Diluted earnings per share	$11,732,000	8,438,914	$1.39

	September 30, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$3,516,000	8,208,189	$0.43
Effect of dilutive securities - common stock options	—	400,570
Diluted earnings per share	$3,516,000	8,608,759	$0.41

	September 30, 2006
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$14,637,000	8,169,060	$1.79
Effect of dilutive securities - common stock options	—	529,345
Diluted earnings per share	$14,637,000	8,698,405	$1.68

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

The Company’s share-based compensation expense (benefit) and related income tax effects are as follows:

	Year ended September 30,
	2008	2007	2006

Share-based compensation (benefit) expense	$(402,000)	$462,000	$583,000

Income tax effect - provision (benefit)	$149,000	$(133,000)	$(146,000)

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

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the year ended September 30, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2007	345,000	$5.96
Granted	—
Exercised	(123,000)	$2.59
Forfeited/Expired	—
Outstanding at September 30, 2008	222,000	$7.83	2.5	$365,000

Exercisable at September 30, 2008	169,500	$7.39	2.5	$352,000

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

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the year ended September 30, 2008 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2007	196,000	$7.54
Granted	340,000	$11.85
Exercised	(40,000)	$2.60
Forfeited/Expired	—
Outstanding at September 30, 2008	496,000	$10.89	8.4	$103,000

Exercisable at September 30, 2008	72,000	$8.80	6.2	$48,000

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

The following table summarizes the revenues received from WB for the sale of Kaupulehu Developments’ interest in leasehold land, related minority interest in earnings and operating profit for the years ended September 30, 2008, 2007 and 2006:

	Year ended September 30,
	2008	2007	2006
Sale of interest in leasehold land:
Revenues from percentage of sales payments	$517,000	$3,585,000	$3,660,000
Revenues from Increment II closing payment	—	—	10,000,000
Capitalized costs relating to Increment II sale	—	—	(2,983,000)
Legal costs relating to Increment II sale	—	—	(220,000)
Fees	(71,000)	(215,000)	(820,000)
Revenues - sale of interest in leasehold land, net	446,000	3,370,000	9,637,000
Minority interest in earnings	(243,000)	(737,000)	(2,328,000)

Operating profit - sale of interest in leasehold land, net	$203,000	$2,633,000	$7,309,000

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

	September 30,
	2008	2007
Leasehold land interests:
Zoned for resort/residential development — Lot 4A Increment I	$—	$—
Zoned for resort/residential development — Lot 4A Increment II	—	—
Zoned conservation — Lot 4C	50,000	50,000
	50,000	50,000

Lot acquisition rights — Mauka Lands	1,400,000	1,400,000
Development rights under option	—	—

Total investment in land interests	$1,450,000	$1,450,000

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

10.                               PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

Barnwell’s property and equipment is detailed as follows:

			Accumulated
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	Depletion and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2008:
Land		$365,000	$—	$365,000
Oil and natural gas properties (full cost accounting)		197,135,000	(111,895,000)	85,240,000
Drilling rigs and equipment	3 – 10 years	5,524,000	(3,774,000)	1,750,000
Office	40 years	857,000	(102,000)	755,000
Other property and equipment	3 – 17 years	3,791,000	(3,211,000)	580,000
Total		$207,672,000	$(118,982,000)	$88,690,000

At September 30, 2007:
Land		$365,000	$—	$365,000
Oil and natural gas properties (full cost accounting)		192,054,000	(104,706,000)	87,348,000
Drilling rigs and equipment	3 – 10 years	5,192,000	(3,736,000)	1,456,000
Office	40 years	857,000	(81,000)	776,000
Other property and equipment	3 – 17 years	3,874,000	(3,140,000)	734,000
Total		$202,342,000	$(111,663,000)	$90,679,000

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

11.                               LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of September 30, 2008 and 2007 is as follows:

	September 30,
	2008	2007
Canadian revolving credit facility	$15,000,000	$14,520,000
Real estate revolving credit facility	11,217,000	—
Real estate non-revolving credit facility	—	6,845,000
Related party loan	—	525,000
Drill rig financing	—	568,000
Less current portion	—	(354,000)
Total long-term debt	$26,217,000	$22,104,000

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

Interest costs for the fiscal years ended September 30, 2008, 2007 and 2006 are summarized as follows:

	Year ended September 30,
	2008	2007	2006
Interest costs incurred	$1,437,000	$1,141,000	$833,000
Less interest costs capitalized on residential lots under development	394,000	142,000	—
Interest expense	$1,043,000	$999,000	$833,000

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

	Year ended September 30,
	2008	2007	2006
Revenues:
Oil and natural gas	$49,441,000	$34,599,000	$37,904,000
Land investment	4,607,000	5,662,000	12,339,000
Contract drilling	9,787,000	5,993,000	5,866,000
Residential real estate	443,000	—	—
Other	1,108,000	867,000	765,000
Total before gain on sale and interest income	65,386,000	47,121,000	56,874,000
Gain on sale of drill rig	—	—	700,000
Interest income	258,000	315,000	386,000
Total revenues	$65,644,000	$47,436,000	$57,960,000

Depreciation, depletion and amortization:
Oil and natural gas	$14,150,000	$12,753,000	$11,130,000
Contract drilling	392,000	224,000	189,000
Other	184,000	197,000	258,000
Total depreciation, depletion and amortization	$14,726,000	$13,174,000	$11,577,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$24,710,000	$11,643,000	$18,557,000
Land investment, net of minority interest	3,454,000	4,424,000	9,420,000
Contract drilling	1,711,000	830,000	968,000
Residential real estate, net of minority interest	354,000	—	—
Other	924,000	670,000	507,000
Total operating profit	31,153,000	17,567,000	29,452,000

General and administrative expenses, net of minority interest	(12,297,000)	(10,207,000)	(11,508,000)
Bad debt expense	(1,091,000)	—	—
Interest expense, net of minority interest	(1,007,000)	(999,000)	(833,000)
Interest income	258,000	315,000	386,000
Gain on sale of drill rig	—	—	700,000
Earnings before income taxes and equity in earnings of real estate affiliate	$17,016,000	$6,676,000	$18,197,000

Capital expenditures:
Oil and natural gas	$17,662,000	$14,164,000	$25,949,000
Contract drilling	658,000	1,230,000	247,000
Other	52,000	84,000	178,000
Total	$18,372,000	$15,478,000	$26,374,000

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

(1)          Primarily located in the Province of Alberta, Canada.

(2)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2008		2007
United States	$4,651,000	5%	$4,484,000	5%
Canada	85,489,000	95%	87,645,000	95%
Total	$90,140,000	100%	$92,129,000	100%

Revenue By Geographic Area:

	Year ended September 30,
	2008	2007	2006
United States	$15,211,000	$11,896,000	$18,425,000
Canada	50,175,000	35,225,000	38,449,000
Total (excluding interest income and gain on sale of drill rig)	$65,386,000	$47,121,000	$56,874,000

13.                               TAXES ON INCOME

The components of earnings before income taxes are as follows:

	Year ended September 30,
	2008	2007	2006
Earnings (loss) before income taxes in:
United States	$(1,327,000)	$45,000	$4,008,000
Canada	18,343,000	6,631,000	14,189,000
	$17,016,000	$6,676,000	$18,197,000

The components of the income tax provision related to the above earnings are as follows:

	Year ended September 30,
	2008	2007	2006
Current provision:
United States — Federal	$76,000	$260,000	$723,000
United States — State	54,000	1,000	235,000
	130,000	261,000	958,000
Canadian	7,558,000	1,443,000	2,335,000
Total current	7,688,000	1,704,000	3,293,000

Deferred provision (benefit):
United States	(855,000)	765,000	(555,000)
Canadian	(1,549,000)	691,000	1,717,000
Total deferred	(2,404,000)	1,456,000	1,162,000
	$5,284,000	$3,160,000	$4,455,000

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

A reconciliation between the reported provision for income taxes and the amount computed by multiplying the earnings before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2008	2007	2006
Tax expense computed by applying statutory rate	$5,956,000	$2,336,000	$6,369,000

Effect of reduction of Canadian tax rates on Canadian deferred taxes	(909,000)	(100,000)	(1,094,000)

Effect of the foreign tax provision, excluding effect of reduction in Canadian tax rates, on the total tax provision	(12,000)	672,000	2,689,000

State income taxes	54,000	1,000	235,000

Effect of reduction of the valuation allowance for foreign tax credit carryforwards	—	—	(4,130,000)

State net operating losses utilized	—	—	45,000

Other	195,000	251,000	341,000

	$5,284,000	$3,160,000	$4,455,000

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2008 and 2007 are as follows:

	September 30,
	2008	2007
Deferred income tax assets:
U.S. tax effect of deferred Canadian taxes	$3,878,000	$4,662,000
Foreign tax credit carryforwards	122,000	290,000
Tax basis of investment in land and residential real estate in excess of book basis	507,000	473,000
Liabilities accrued for books but not for tax under U.S. tax law	3,036,000	3,237,000
Liabilities accrued for books but not for tax under Canadian tax law	1,210,000	1,506,000
Bad debt allowance for books but not for tax under U.S. tax law	374,000	—
Bad debt allowance for books but not for tax under Canadian tax law	269,000	—
Other	621,000	506,000
Total gross deferred tax assets	10,017,000	10,674,000
Less valuation allowance	(5,918,000)	(6,564,000)
Net deferred income tax assets	4,099,000	4,110,000

Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(12,885,000)	(15,216,000)
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	(3,205,000)	(5,946,000)
Other	(250,000)	(76,000)
Total deferred income tax liabilities	(16,340,000)	(21,238,000)

Net deferred income tax liability	$(12,241,000)	$(17,128,000)

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

Balance as of October 1, 2007	$—
Additions for tax positions taken during prior years	981,000
Accrued interest	298,000
Foreign tax credit benefits for U.S. taxes	(922,000)
Balance as of September 30, 2008	$357,000

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

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2008	2007	2008	2007	2008	2007

Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$4,702,000	$4,558,000	$722,000	$655,000	$861,000	$—
Service cost	221,000	214,000	36,000	35,000	10,000	9,000
Interest cost	290,000	260,000	46,000	40,000	52,000	43,000
Plan amendment	—	—	—	—	—	942,000
Actuarial gain	(782,000)	(192,000)	(128,000)	(2,000)	(219,000)	(133,000)
Benefits paid	(121,000)	(130,000)	(6,000)	(6,000)	—	—
Administrative expenses paid	(11,000)	(8,000)	—	—	—	—
Benefit obligation at end of year	4,299,000	4,702,000	670,000	722,000	704,000	861,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	3,893,000	3,415,000	—	—	—	—
Actual return on plan assets	(584,000)	366,000	—	—	—	—
Employer contribution	450,000	250,000	6,000	6,000	—	—
Benefits paid	(121,000)	(130,000)	(6,000)	(6,000)	—	—
Administrative expenses paid	(11,000)	(8,000)	—	—	—	—
Fair value of plan assets at end of year	3,627,000	3,893,000	—	—	—	—
Funded status	$(672,000)	$(809,000)	$(670,000)	$(722,000)	$(704,000)	$(861,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2008	2007	2008	2007	2008	2007

Amounts recognized in the Consolidated Balance Sheets:
Current assets	$—	$—	$—	$—	$—	$—
Current liabilities	—	—	(5,000)	(5,000)	—	—
Noncurrent liabilities	(672,000)	(809,000)	(665,000)	(717,000)	(704,000)	(861,000)
Net amount	$(672,000)	$(809,000)	$(670,000)	$(722,000)	$(704,000)	$(861,000)

Amounts recognized in accumulated other comprehensive (income) loss:
Net loss (gain)	$996,000	$917,000	$78,000	$214,000	$(348,000)	$(133,000)
Prior service cost (credit)	114,000	120,000	(80,000)	(75,000)	692,000	828,000
Accumulated other comprehensive (income) loss	$1,110,000	$1,037,000	$(2,000)	$139,000	$344,000	$695,000

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

For the fiscal years ended September 30, 2008, 2007 and 2006, the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension			SERP			Postretirement Medical
	Year ended September 30,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Assumptions used to determine the net periodic benefit cost:
Discount rate	6.00%	5.50%	5.25%	6.00%	5.50%	5.25%	6.00%	5.50%	N/A
Expected return on plan assets	8.00%	8.00%	8.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	N/A	N/A	N/A

The components of net periodic benefit cost are as follows:

	Pension			SERP			Postretirement Medical
	Year ended September 30,
	2008	2007	2006	2008	2007	2006	2008	2007	2006

Net periodic benefit cost for the year:
Service cost	$221,000	$214,000	$206,000	$36,000	$35,000	$36,000	$10,000	$9,000	$—
Interest cost	290,000	260,000	226,000	46,000	40,000	39,000	52,000	43,000	—
Expected return on plan assets	(305,000)	(268,000)	(182,000)	—	—	—	—	—	—
Recognized net actuarial gain	—	—	—	—	—	—	(4,000)	—	—
Amortization of prior service cost	6,000	5,000	1,000	4,000	4,000	10,000	136,000	114,000	—
Amortization of net actuarial loss	28,000	45,000	48,000	8,000	10,000	10,000	—	—	—
Net periodic benefit cost	$240,000	$256,000	$299,000	$94,000	$89,000	$95,000	$194,000	$166,000	$—

The amounts that are estimated to be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in the next fiscal year are as follows:

			Postretirement
	Pension	SERP	Medical

Prior service cost	$5,000	$4,000	$136,000
Net loss (gain)	25,000	—	(27,000)
	$30,000	$4,000	$109,000

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

The benefits expected to be paid under the retirement plans as of September 30, 2008 are as follows:

			Postretirement
	Pension	SERP	Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2009	$145,000	$5,000	$—
Fiscal year ending September 30, 2010	$137,000	$5,000	$11,000
Fiscal year ending September 30, 2011	$128,000	$4,000	$12,000
Fiscal year ending September 30, 2012	$119,000	$4,000	$13,000
Fiscal year ending September 30, 2013	$111,000	$3,000	$15,000
Fiscal years ending September 30, 2014 through 2018	$1,143,000	$52,000	$119,000

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

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point (Decrease)
Effect on total service and interest cost components	$19,000	$(14,000)
Effect on accumulated postretirement benefit obligations	$176,000	$(132,000)

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

19.                               SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

The following details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2008	2007	2006
Increase (decrease) from changes in:
Receivables	$(2,362,000)	$(904,000)	$2,519,000
Other current assets	383,000	1,079,000	(1,963,000)
Accounts payable	(38,000)	1,717,000	(2,291,000)
Accrued incentive plan and other compensation costs	(301,000)	(338,000)	1,466,000
Other current liabilities	3,013,000	(255,000)	2,821,000

Increase from changes in current assets and liabilities	$695,000	$1,299,000	$2,552,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amount capitalized	$931,000	$1,000,000	$833,000
Income taxes	$3,957,000	$859,000	$5,273,000

Supplemental disclosure of non-cash investing and financing activities:
Capitalized interest financed and not paid in cash	$68,000	$141,000	$—
Long-term debt borrowings financed	$6,600,000	$—	$—
Debt assumed in purchase of drilling rig	$—	$620,000	$—
Debt assumed in purchase of residential parcel held for investment	$2,178,000	$—	$—
Reduction in deposits on residential parcels with corresponding increase in investment in residential parcels	$200,000	$—	$—

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

21.                               SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

The following tables summarize information relative to Barnwell’s oil and natural gas operations, which are substantially conducted in Canada.  Proved reserves are the estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved producing oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  The estimated net interests in total proved and proved producing reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimations.  The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history.  There can be no assurance that such estimates will not be materially revised in subsequent periods.

(A)                              Oil and Natural Gas Reserves

The following table, based on information prepared by independent petroleum engineers, Paddock Lindstrom & Associates Ltd., summarizes changes in the estimates of Barnwell’s net interests in total proved reserves of oil and natural gas liquids (“NGL”) and natural gas (“MCF” means 1,000 cubic feet of natural gas) which are all in Canada.  All of Barnwell’s oil and natural gas reserves are developed reserves in all years presented; Barnwell had no undeveloped reserves in these years:

	OIL & NGL	GAS
	(Barrels)	(MCF)
Balance at September 30, 2005	1,306,000	25,234,000

Revisions of previous estimates – due to discontinuation of Alberta Royalty Tax Credit	(24,000)	(378,000)
Revisions of previous estimates – due to other	91,000	(865,000)
Extensions, discoveries and other additions	190,000	4,464,000
Less production	(260,000)	(3,629,000)
Balance at September 30, 2006	1,303,000	24,826,000

Revisions of previous estimates	176,000	1,279,000
Extensions, discoveries and other additions	168,000	1,528,000
Less production	(260,000)	(3,615,000)
Balance at September 30, 2007	1,387,000	24,018,000

Revisions of previous estimates	89,000	1,114,000
Extensions, discoveries and other additions	126,000	1,514,000
Less production	(267,000)	(3,349,000)
Balance at September 30, 2008	1,335,000	23,297,000

	OIL & NGL	GAS
	(Barrels)	(MCF)
Proved producing reserves at:
September 30, 2005	1,102,000	21,842,000
September 30, 2006	1,069,000	18,558,000
September 30, 2007	1,095,000	18,858,000
September 30, 2008	1,092,000	18,814,000

(B)                              Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, both proved properties and unproved properties, were being depleted in all years.

	September 30,
	2008	2007	2006
Proved properties	$186,085,000	$179,404,000	$146,542,000
Unproved properties	11,050,000	12,650,000	11,020,000
Total capitalized costs	197,135,000	192,054,000	157,562,000
Accumulated depletion and depreciation	111,895,000	104,706,000	80,823,000
Net capitalized costs	$85,240,000	$87,348,000	$76,739,000

(C)                             Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2008	2007	2006
Acquisition of properties:
Unproved	$268,000	$968,000	$3,052,000
Proved	$—	$—	$—

Exploration costs	$4,770,000	$4,406,000	$8,935,000

Development costs	$12,624,000	$8,790,000	$13,962,000

(D)                             The Results of Operations of Barnwell’s Oil and Natural Gas Producing Activities

	Year ended September 30,
	2008	2007	2006
Gross revenues	$64,502,000	$44,759,000	$51,197,000
Royalties, net of credit	15,061,000	10,160,000	13,293,000
Net revenues	49,441,000	34,599,000	37,904,000
Production costs	10,581,000	10,203,000	8,217,000
Depletion and depreciation	14,150,000	12,753,000	11,130,000
Pre-tax results of operations*	24,710,000	11,643,000	18,557,000
Estimated income tax expense	8,649,000	4,424,000	7,423,000
Results of operations*	$16,061,000	$7,219,000	$11,134,000

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

The estimated future cash flows are based on sales prices, costs, and statutory income tax rates in existence at September 30, 2008, 2007 and 2006.  Material revisions to reserve estimates may occur in the future, development and production of the oil and natural gas reserves may not occur in the periods assumed and actual prices realized and actual costs incurred are expected to vary significantly from those used.  Management does not rely upon this information in making investment and operating decisions; rather, those decisions are based upon a wide range of factors, including estimates of probable reserves as well as proved reserves and price and cost assumptions different than those reflected herein.

Standardized Measure of Estimated Discounted Future Net Cash Flows

	As of September 30,
	2008	2007	2006
Future cash inflows	$245,977,000	$224,114,000	$147,246,000

Future production costs	(79,014,000)	(75,216,000)	(53,961,000)

Future development costs	(4,854,000)	(4,775,000)	(5,024,000)

Future net cash flows before income taxes	162,109,000	144,123,000	88,261,000

Future income tax expenses	(38,153,000)	(35,416,000)	(20,552,000)

Future net cash flows	123,956,000	108,707,000	67,709,000

10% annual discount for timing of cash flows	(35,710,000)	(30,407,000)	(17,786,000)

Standardized measure of estimated discounted future net cash flows(1)	$88,246,000	$78,300,000	$49,923,000

(1)          Based on natural gas prices of $5.94, $5.37 and $3.34 per 1,000 cubic feet, and oil prices of $92.76, $76.75 and $54.99 per barrel, as of September 30, 2008, 2007 and 2006, respectively.

Changes in the Standardized Measure of Estimated Discounted Future Net Cash Flows

	Year ended September 30,
	2008	2007	2006

Beginning of year	$78,300,000	$49,923,000	$119,762,000

Sales of oil and natural gas produced, net of production costs	(38,860,000)	(24,299,000)	(29,735,000)

Net changes in prices and production costs, net of royalties and wellhead taxes	30,542,000	29,674,000	(85,254,000)

Extensions and discoveries	10,691,000	8,775,000	11,356,000

Revisions of previous quantity estimates	13,589,000	9,681,000	(5,006,000)

Net change in Canadian dollar translation rate	(2,908,000)	3,165,000	4,189,000

Changes in the timing of future production and other	1,362,000	6,411,000	(385,000)

Net change in income taxes	(11,830,000)	(10,619,000)	22,529,000

Accretion of discount	7,360,000	5,589,000	12,467,000

Net change	9,946,000	28,377,000	(69,839,000)

End of year	$88,246,000	$78,300,000	$49,923,000

PART IV

ITEM 15.                                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

	The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8 :

		Page
	Report of Independent Registered Public Accounting Firm – KPMG LLP	1
	Consolidated Balance Sheets – September 30, 2008 and 2007	2
	Consolidated Statements of Earnings – for the three years ended September 30, 2008	3
	Consolidated Statements of Cash Flows – for the three years ended September 30, 2008	4

	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three years ended September 30, 2008	5-7
	Notes to Consolidated Financial Statements	8

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

	No. 3.1	Certificate of Incorporation(1)
	No. 3.2	Amended and Restated By-Laws(2)
	No. 4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share.(3)
	No. 10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989).(4)
	No. 10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)
	No. 10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)
	No. 10.4	Barnwell Industries, Inc.’s letter to Warren D. Steckley dated May 6, 1998, regarding certain terms of employment.(6)
	No. 21	List of Subsidiaries(7)
	No. 23	Consent of KPMG LLP(7)
	No. 31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002(8)
	No. 31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002(8)
	No. 32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002(9)

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

(7)          Previously filed with the Form 10-K on December 18, 2008.

(8)          Filed with this Form 10-K/A.

(9)          Furnished with this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.

(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford
Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Date:	April 6, 2009