Form 10-Q
period 2009-03-31
BARNWELL INDUSTRIES INC
filed 2009-05-14
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ Yes     ☒ No

As of May 8, 2009 there were 8,240,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                                     FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,188,000	$13,618,000
Accounts receivable, net of allowance for doubtful accounts of: $863,000 at March 31, 2009 and $1,078,000 at September 30, 2008	4,137,000	7,524,000
Deferred income taxes	888,000	2,134,000
Current taxes receivable	975,000	975,000
Other current assets	992,000	1,411,000

TOTAL CURRENT ASSETS	14,180,000	25,662,000

DEPOSITS ON RESIDENTIAL PARCELS	-	200,000

RESIDENTIAL LOTS UNDER DEVELOPMENT	12,203,000	8,876,000

INVESTMENT IN RESIDENTIAL PARCELS	4,681,000	4,708,000

INVESTMENT IN JOINT VENTURES	2,853,000	2,776,000

INVESTMENT IN LAND INTERESTS	1,450,000	1,450,000

PROPERTY AND EQUIPMENT	180,680,000	207,672,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(129,084,000)	(118,982,000)
PROPERTY AND EQUIPMENT, NET	51,596,000	88,690,000

TOTAL ASSETS	$86,963,000	$132,362,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,113,000	$6,516,000
Accrued capital expenditures	1,245,000	3,071,000
Accrued liabilities	3,592,000	7,514,000
Payable to joint interest owners	719,000	1,581,000
Income taxes payable	129,000	3,506,000
Other current liabilities	453,000	645,000

TOTAL CURRENT LIABILITIES	10,251,000	22,833,000

LONG-TERM DEBT	30,028,000	26,217,000

LIABILITY FOR RETIREMENT BENEFITS	2,221,000	2,041,000

ASSET RETIREMENT OBLIGATION	3,868,000	4,565,000

DEFERRED INCOME TAXES	1,560,000	14,375,000

MINORITY INTEREST	1,046,000	1,067,000

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares: 8,403,060 issued at March 31, 2009 and September 30, 2008	4,202,000	4,202,000
Additional paid-in capital	1,227,000	1,222,000
Retained earnings	38,289,000	54,862,000
Accumulated other comprehensive (loss) income, net	(3,467,000)	3,143,000
Treasury stock, at cost: 162,900 shares at March 31, 2009; 150,200 shares at September 30, 2008	(2,262,000)	(2,165,000)

TOTAL STOCKHOLDERS’ EQUITY	37,989,000	61,264,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,963,000	$132,362,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Oil and natural gas	$5,549,000	$11,503,000	$13,260,000	$21,593,000
Contract drilling	1,089,000	2,383,000	2,223,000	4,593,000
Sale of interest in leasehold land, net	201,000	201,000	201,000	709,000
Sale of development rights, net	-	-	833,000	2,497,000
Gas processing and other	332,000	220,000	576,000	575,000

	7,171,000	14,307,000	17,093,000	29,967,000
Costs and expenses:
Oil and natural gas operating	2,478,000	2,551,000	4,896,000	4,932,000
Contract drilling operating	976,000	1,956,000	2,117,000	3,777,000
General and administrative	2,043,000	3,208,000	3,987,000	6,283,000
Bad debt expense	594,000	-	594,000	-
Depreciation, depletion, and amortization	3,180,000	3,636,000	6,548,000	7,379,000
Reduction of carrying value of oil and natural gas properties	22,088,000	-	22,088,000	-
Interest expense, net	124,000	255,000	354,000	577,000
Minority interest in earnings (losses)	5,000	(24,000)	145,000	559,000

	31,488,000	11,582,000	40,729,000	23,507,000

(Loss) earnings before income taxes	(24,317,000)	2,725,000	(23,636,000)	6,460,000

Income tax (benefit) provision	(7,320,000)	1,040,000	(7,063,000)	1,456,000

NET (LOSS) EARNINGS	$(16,997,000)	$1,685,000	$(16,573,000)	$5,004,000

BASIC NET (LOSS) EARNINGS PER COMMON SHARE	$(2.06)	$0.20	$(2.01)	$0.61

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE	$(2.06)	$0.20	$(2.01)	$0.59

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,240,160	8,245,086	8,240,729	8,228,811
DILUTED	8,240,160	8,424,153	8,240,729	8,462,332

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(16,573,000)	$5,004,000
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Reduction of carrying value of oil and natural gas properties	22,088,000	-
Depreciation, depletion, and amortization	6,548,000	7,379,000
Bad debt expense	594,000	-
Retirement benefits expense	251,000	239,000
Minority interest in earnings	145,000	559,000
Accretion of asset retirement obligation	132,000	137,000
Asset retirement obligation payments	(128,000)	(84,000)
Share-based compensation benefit	(416,000)	(669,000)
Sale of interest in leasehold land, net	(201,000)	(709,000)
Sale of development rights, net	(833,000)	(2,497,000)
Deferred income tax benefit	(6,784,000)	(1,378,000)
Additions to residential lots under development	(3,635,000)	(1,344,000)
Decrease from changes in current assets and liabilities	(5,515,000)	(2,440,000)

Net cash (used in) provided by operating activities	(4,327,000)	4,197,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	833,000	2,497,000
Proceeds from sale of interest in leasehold land, net of fees paid	201,000	709,000
Refund of deposits on residential parcels	200,000	-
Proceeds from gas over bitumen royalty adjustments	116,000	114,000
Investment in joint ventures	(77,000)	-
Capital expenditures - oil and natural gas	(6,237,000)	(6,840,000)
Capital expenditures - all other	(12,000)	(519,000)
Additions to investment in residential parcels	-	(261,000)

Net cash used in investing activities	(4,976,000)	(4,300,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	4,445,000	1,327,000
Repayments of long-term debt	(603,000)	(54,000)
Contributions from minority interest partner	15,000	-
Proceeds from exercise of stock options	-	145,000
Payment of dividends	-	(824,000)
Payment of loan commitment fee	(60,000)	(100,000)
Purchases of common stock for treasury	(97,000)	(1,596,000)
Distributions to minority interest partners	(181,000)	(653,000)

Net cash provided by (used in) financing activities	3,519,000	(1,755,000)

Effect of exchange rate changes on cash and cash equivalents	(646,000)	(62,000)

Net decrease in cash and cash equivalents	(6,430,000)	(1,920,000)
Cash and cash equivalents at beginning of period	13,618,000	10,107,000

Cash and cash equivalents at end of period	$7,188,000	$8,187,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Three months ended March 31, 2009 and 2008

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	(Loss) Income	Earnings	(Loss) Income	Stock	Equity

Balance at December 31, 2007	8,196,460	$4,160,000	$889,000		$47,895,000	$5,250,000	$(1,869,000)	$56,325,000

Exercise of stock options, 73,000 shares	73,000	37,000	107,000					144,000

Share-based compensation costs			7,000					7,000

Dividends declared, $0.05 per share					(412,000)			(412,000)

Comprehensive income:
Net earnings				$1,685,000	1,685,000			1,685,000
Other comprehensive loss - foreign currency translation adjustments, net of $834,000 of tax benefit				(1,463,000)		(1,463,000)		(1,463,000)
Other comprehensive income - retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $15,000 of taxes				28,000		28,000		28,000
Total comprehensive income				$250,000

At March 31, 2008	8,269,460	$4,197,000	$1,003,000		$49,168,000	$3,815,000	$(1,869,000)	$56,314,000

Balance at December 31, 2008	8,240,160	$4,202,000	$1,227,000		$55,286,000	$(3,080,000)	$(2,262,000)	$55,373,000

Comprehensive loss:
Net loss				$(16,997,000)	(16,997,000)			(16,997,000)
Other comprehensive loss - foreign currency translation adjustments, net of $901,000 of tax benefit				(410,000)		(410,000)		(410,000)
Other comprehensive income - retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $12,000 of taxes				23,000		23,000		23,000

Total comprehensive loss				$(17,384,000)

At March 31, 2009	8,240,160	$4,202,000	$1,227,000		$38,289,000	$(3,467,000)	$(2,262,000)	$37,989,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Six months ended March 31, 2009 and 2008

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	(Loss) Income	Earnings	(Loss) Income	Stock	Equity

Balance at September 30, 2007	8,268,160	$4,140,000	$738,000		$44,988,000	$4,933,000	$(195,000)	$54,604,000

Exercise of stock options, 113,000 shares net of 5,200 shares tendered and placed in treasury	107,800	57,000	166,000				(78,000)	145,000

Share-based compensation costs			21,000					21,000

Tax benefit from employee stock option transactions			78,000					78,000

Purchases of 106,500 common shares for treasury	(106,500)						(1,596,000)	(1,596,000)

Dividends declared, $0.10 per share					(824,000)			(824,000)

Comprehensive income:
Net earnings				$5,004,000	5,004,000			5,004,000
Other comprehensive loss - foreign currency translation adjustments, net of $659,000 of tax benefit				(1,174,000)		(1,174,000)		(1,174,000)
Other comprehensive income - retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $29,000 of taxes				56,000		56,000		56,000
Total comprehensive income				$3,886,000

At March 31, 2008	8,269,460	$4,197,000	$1,003,000		$49,168,000	$3,815,000	$(1,869,000)	$56,314,000

Balance at September 30, 2008	8,252,860	$4,202,000	$1,222,000		$54,862,000	$3,143,000	$(2,165,000)	$61,264,000

Share-based compensation costs			5,000					5,000

Purchases of 12,700 common shares for treasury	(12,700)						(97,000)	(97,000)

Comprehensive loss:
Net loss				$(16,573,000)	(16,573,000)			(16,573,000)
Other comprehensive loss - foreign currency translation adjustments, net of $3,078,000 of tax benefit				(6,657,000)		(6,657,000)		(6,657,000)
Other comprehensive income - retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $24,000 of taxes				47,000		47,000		47,000

Total comprehensive loss				$(23,183,000)

At March 31, 2009	8,240,160	$4,202,000	$1,227,000		$38,289,000	$(3,467,000)	$(2,262,000)	$37,989,000

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

Unaudited Interim Financial Information

The Condensed Consolidated Balance Sheet as of March 31, 2009, the Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2009 and 2008, the Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and 2008, and the Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the three and six months ended March 31, 2009 and 2008 have been prepared by Barnwell and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.  The Condensed Consolidated Balance Sheet as of September 30, 2008 has been derived from audited consolidated financial statements.

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2008 Annual Report on Form 10-K.  The results of operations for the period ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

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

Barnwell classifies its residential real estate in one of the following categories:

•

Residential lots held for sale, which includes completed assets or land for sale in its present condition, that meet all of the criteria set forth in paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”;

•

Residential lots under development (current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of within one year of the balance sheet date;

•

Residential lots under development (non-current), which includes real estate that we are in the process of developing that is expected to be completed and disposed of more than one year from the balance sheet date;

•

Investment in residential parcels (current), which consists of land held for speculative purposes and on which development activities have not commenced, and which is expected to be disposed of within one year of the balance sheet date; or

•

Investment in residential parcels (non-current), which consists of land held for speculative purposes and on which development activities have not commenced, and which is not expected to be disposed of within one year of the balance sheet date.

Other

Barnwell’s other significant accounting policies are described in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s most recently filed Annual Report on Form 10-K.

Reclassifications

Certain prior year amounts within this Form 10-Q have been reclassified to conform to the presentation adopted in the current year.

2.                                      (LOSS) EARNINGS PER COMMON SHARE

Reconciliations between net (loss) earnings and common shares outstanding of the basic and diluted net (loss) earnings per share computations for the three and six months ended March 31, 2009 and 2008 are as follows:

	Three months ended March 31, 2009
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(16,997,000)	8,240,160	$(2.06)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(16,997,000)	8,240,160	$(2.06)

	Six months ended March 31, 2009
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(16,573,000)	8,240,729	$(2.01)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(16,573,000)	8,240,729	$(2.01)

	Three months ended March 31, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$1,685,000	8,245,086	$0.20

Effect of dilutive securities - common stock options	-	179,067

Diluted net earnings per share	$1,685,000	8,424,153	$0.20

	Six months ended March 31, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$5,004,000	8,228,811	$0.61

Effect of dilutive securities - common stock options	-	233,521

Diluted net earnings per share	$5,004,000	8,462,332	$0.59

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potential dilutive shares are excluded from the computation of (loss) earnings per share if their effect is antidilutive.  Options to purchase 718,000 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2009 as their inclusion would have been antidilutive given the net loss generated during the periods.

3.                                      SHARE-BASED PAYMENTS

The Company’s share-based compensation expense (benefit) and the related income tax effects for the three and six months ended March 31, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Share-based compensation expense (benefit)	$65,000	$(95,000)	$(416,000)	$(669,000)

Income tax effect - (benefit) provision	$(22,000)	$35,000	$143,000	$237,000

As of March 31, 2009, there was $190,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over 2.9 years.  Total share-based compensation expense related to the vesting of awards in the three and six months ended March 31, 2009 was $44,000 and $101,000, respectively, as compared to $84,000 and $129,000 during the same periods of the prior year.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three and six months ended March 31, 2009 is presented below:

Three months ended March 31, 2009
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at January 1, 2009	222,000	$7.83
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at March 31, 2009	222,000	$7.83	2.0	$87,000

Exercisable at March 31, 2009	222,000	$7.83	2.0	$87,000

Six months ended March 31, 2009
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2008	222,000	$7.83
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at March 31, 2009	222,000	$7.83	2.0	$87,000

Exercisable at March 31, 2009	222,000	$7.83	2.0	$87,000

Total share-based compensation expense for equity-classified awards vested in the three and six months ended March 31, 2009 was nil and $5,000, respectively, as compared to $7,000 and $21,000 during the three and six months ended March 31, 2008, respectively.  There was no impact on income taxes as the expense relates to qualified options.

The total intrinsic value of equity options exercised during the three and six months ended March 31, 2008 was $524,000 and $1,047,000, respectively.  No equity options were exercised during the three and six months ended March 31, 2009.

Barnwell recorded a $78,000 tax benefit related to employees’ disqualification of qualified stock options in the six months ended March 31, 2008.  The tax benefit was reflected as an increase in additional paid-in capital in the six months ended March 31, 2008.  There was no disqualification of stock options in the three or six months ended March 31, 2009 or in the three months ended March 31, 2008.

Liability-classified Awards

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three and six months ended March 31, 2009 and 2008:

Three and six months ended March 31,
	2009	2008

Expected volatility range	44.5% to 54.8%	34.5% to 75.1%
Weighted-average volatility	47.9%	41.7%
Expected dividends	0.4% to 0.6%	1.8% to 2.1%
Expected term (in years)	5.7 to 9.1	0.2 to 9.8
Risk-free interest rate	2.0% to 2.5%	1.3% to 3.5%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three and six months ended March 31, 2009 is presented below:

Three months ended March 31, 2009
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at January 1, 2009	496,000	$10.89
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at March 31, 2009	496,000	$10.89	7.9	$-

Exercisable at March 31, 2009	139,000	$9.54	6.2	$-

Six months ended March 31, 2009
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2008	496,000	$10.89
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at March 31, 2009	496,000	$10.89	7.9	$-

Exercisable at March 31, 2009	139,000	$9.54	6.2	$-

Total share-based compensation expense (benefit) for liability-classified awards and the related income tax effects for the three and six months ended March 31, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Share-based compensation expense (benefit)	$65,000	$(102,000)	$(421,000)	$(690,000)

Income tax effect - (benefit) provision	$(22,000)	$35,000	$143,000	$237,000

Included in share-based compensation for liability-classified awards for the three and six months ended March 31, 2009 were $44,000 and $96,000, respectively, of compensation expense related to shares that vested during each respective period and a $21,000 expense and a $517,000 benefit, respectively, due to remeasurement at March 31, 2009 of the fair value of previously vested shares.  Included in share-based compensation for liability-classified awards for the three and six months ended March 31, 2008 was $77,000 and $108,000, respectively, of compensation expense related to shares that vested during each respective period and $178,000 and $798,000, respectively, of compensation benefits due to remeasurement at March 31, 2008 of the fair value of previously vested shares.

4.                                      CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

5.                                      DEPOSITS ON RESIDENTIAL PARCELS, RESIDENTIAL LOTS UNDER DEVELOPMENT AND INVESTMENT IN RESIDENTIAL PARCELS

Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc. (“Nearco”), a company controlled by a former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 below), acquires house lots for investment and constructs turnkey single-family homes for future sale.

As of March 31, 2009, Kaupulehu 2007 owns four parcels in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Kaupulehu 2007 is in the process of developing residences for future sale on two of the parcels and intends to hold the remaining two parcels for investment purposes.  The two parcels held for development are classified as “Residential Lots Under Development” and the other two parcels are classified as “Investment in Residential Parcels” on the Condensed Consolidated Balance Sheets at March 31, 2009 and September 30, 2008.

In December 2008, Kaupulehu 2007 assigned its last remaining right to purchase a lot in the Lot 4A Increment I area to an unrelated party.  As this assignment relieved Kaupulehu 2007 of its obligation to purchase the aforementioned parcel, Kaupulehu 2007 received a refund of its original $200,000 deposit for the lot in December 2008.

Kaupulehu 2007 capitalizes interest costs during development and construction and includes these costs in cost of sales when homes are sold.  Capitalized interest costs totaled $107,000 and $223,000 for the three and six months ended March 31, 2009, respectively, and $107,000 and $188,000 for the three and six months ended March 31, 2008, respectively.

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of a former director of Barnwell and minority interest owner in certain of Barnwell’s ventures (see further discussion on related party interests at Note 8 below), under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that in addition to a fixed monthly fee, Mr. David Johnston and the building contractor will each receive 20% of the sales profit which is contingent on the sale of each of the two homes under construction.

6.                                      INVESTMENT IN JOINT VENTURES

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell and 20%-owned by Nearco, a company controlled by a former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 below), owns a 1.5% passive minority interest in Hualalai Investors JV, LLC and Hualalai Investors II, LLC, owners of Hualalai Resort, and Kona Village Investors, LLC, owner of Kona Village Resort.  Kaupulehu Investors, LLC, accounts for its 1.5% passive investments under the cost method.  These investments are reflected in the Condensed Consolidated Balance Sheets as of March 31, 2009 and September 30, 2008 as “Investment in Joint Ventures.”

7.                                      INVESTMENT IN LAND INTERESTS

The land interests held by Barnwell at March 31, 2009 through Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest, include development rights under option, rights to receive varying percentages of the gross sales from the sale of lots within approximately 870 acres in the Kaupulehu area by WB KD Acquisition, LLC (“WB”), an unrelated entity, and approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”) which is under a right of negotiation with WB KD Acquisition II, LLC (“WBKD”), also an unrelated entity.  Barnwell also holds lot acquisition rights in agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) through Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell.  There is no assurance that any future development rights option payments or percentage of sales payments will be received, nor is there any assurance that WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated for the Mauka Lands.  If the developer of the Mauka Lands is unable to obtain such required land use changes, development terms and agreements with respect to the Mauka Lands, and Barnwell is therefore unable to fully recover its investment in the Mauka Lands, we will incur an expense resulting from a write-off of the lot acquisition rights.  Barnwell’s cost of land interests is included in the March 31, 2009 and September 30, 2008 Condensed Consolidated Balance Sheets under the caption “Investment in Land Interests” and consists of the following amounts:

	March 31,	September 30,
	2009	2008
Leasehold land zoned conservation – Lot 4C	$50,000	$50,000
Lot acquisition rights – Mauka Lands	1,400,000	1,400,000

Total investment in land interests	$1,450,000	$1,450,000

8.                                      RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions involving Barnwell and Mr. Terry Johnston, a minority interest owner in certain of Barnwell’s business ventures and director of Barnwell until March 2, 2009, when his term ended.

Mr. Johnston and his affiliated entities indirectly own 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest.  The development rights proceeds received during the six months ended March 31, 2009 were reduced by fees of $53,000 and the percentage of sales payment proceeds received during the three and six months ended March 31, 2009 were reduced by fees of $13,000; these fees were paid to Nearco, a company controlled by Mr. Terry Johnston.  There were no percentage of sales payment proceeds, and thus no related fees to Nearco, during the first quarter of fiscal 2009.  The development rights proceeds received during the six months ended March 31, 2008 and the percentage of sales payment proceeds received during the three and six months ended March 31, 2008 were reduced by fees to Nearco of $159,000, $13,000 and $45,000, respectively.  Under agreements entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell’s wholly-owned subsidiary, Barnwell Hawaiian Properties, Inc., a 50.1% partner of Kaupulehu Developments, is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

Barnwell and Nearco entered into a limited liability limited partnership, Kaupulehu 2007, to acquire house lots for investment and to construct turnkey single-family homes.  Nearco has a 20% ownership interest in Kaupulehu 2007.  As noted in Note 5 above, Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  A significant provision of this agreement is that in addition to a fixed monthly fee, Mr. David Johnston will receive 20% of the sales profit which is contingent on the sale of each of the two homes under construction.  Kaupulehu 2007 paid $31,000 and $62,000 in project management fees to Nearco for project management services during the three and six months ended March 31, 2009, respectively, as compared to $30,000 during the three and six months ended March 31, 2008.  These costs are being capitalized as they are project costs associated with the development and construction of a real estate project and are included in “Residential Lots Under Development” on the Consolidated Balance Sheet at March 31, 2009.

Kaupulehu 2007 has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, with Mr. Terry Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 9 below).

General and administrative expenses include fees paid to Nearco for services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco by Kaupulehu Developments totaled $9,000 and $26,000, before minority interest, during the three and six months ended March 31, 2009, respectively, and $12,000 and $45,000, before minority interest, during the three and six months ended March 31, 2008, respectively.

9.                                      LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of March 31, 2009 and September 30, 2008 is as follows:

	March 31,	September 30,
	2009	2008
Canadian revolving credit facility	$15,397,000	$15,000,000
Real estate revolving credit facility	14,631,000	11,217,000

Total long-term debt	$30,028,000	$26,217,000

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2009 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$15,870,000 at the March 31, 2009 exchange rate.  Borrowings under this facility were US$15,397,000 at March 31, 2009 and are included in long-term debt.  At March 31, 2009, Barnwell had unused credit available under this facility of approximately US$473,000.

The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 3.5%, at U.S. prime plus 2.5%, or in Canadian dollars at Canadian prime plus 2.5%.  A standby fee of 1.0% per annum is charged on the unused facility balance.  Additionally, Barnwell has agreed to pay a fee of $70,000 Canadian dollars as a condition to renew the facility.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2010.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  As Barnwell was able to refinance its credit facility with Royal Bank of Canada on a long-term basis (through April 2010), the entire outstanding loan balance at March 31, 2009 is classified as long-term debt.

A decline in the rate of exchange of the Canadian dollar to the U.S. dollar could result in Barnwell reaching the maximum amount of credit available under the Canadian revolving credit facility of $20,000,000 Canadian dollars.  If exchange rates decline to the extent we exceed the maximum amount of credit available under the Canadian revolving credit facility, we will be required to make debt repayments to Royal Bank of Canada in the amount of the excess.

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, has a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 finances the four parcels and the costs of home construction.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  The term of the loan is 36 months and advances may not exceed: (i) 75% of the appraised as-is value of each parcel, or (ii) 80% of the appraised value of the completed home and parcel for each home under construction.  The interest rate available for borrowings under this facility is a floating rate equal to the financial institution’s floating base rate or the one-month London Interbank Offer Rate plus 2.50%.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot; the loan agreement defines net sales proceeds as the gross sales price of the home and lot, less reasonable real estate commissions, closing costs, and fees of the building contractor and project manager, as approved by the financial institution.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes to be built.  Borrowings under the facility are subject to a loan advance limitation based on the appraised value of the underlying security.  The loan advance limitation may be reduced as a result of a decrease in appraised values of the underlying security.  If borrowings under the facility exceed the loan advance limitation, Barnwell will be required to make debt repayments in the amount of the excess.

At March 31, 2009, Kaupulehu 2007’s borrowings under the revolving credit facility were $14,631,000.  The facility expires in December 2010.  The $14,631,000 is classified as long-term debt on the Condensed Consolidated Balance Sheet at March 31, 2009.  At March 31, 2009, Barnwell had unused credit available under this facility of approximately $1,369,000.

Kaupulehu 2007 capitalizes interest costs on residential lots under development while development and construction is in progress and includes these costs in cost of sales when homes are sold.  Capitalized interest costs totaled $107,000 and $223,000 for the three and six months ended March 31, 2009, respectively, and $107,000 and $188,000 for the three and six months ended March 31, 2008, respectively.

Interest costs for the three and six months ended March 31, 2009 and 2008 are summarized as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Interest costs incurred	$231,000	$362,000	$577,000	$765,000
Less interest costs capitalized on residential lots under development	107,000	107,000	223,000	188,000

Interest expense	$124,000	$255,000	$354,000	$577,000

10.                               SEGMENT INFORMATION

Barnwell operates four segments: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas); 2) investing in leasehold land and other real estate interests in Hawaii (land investment); 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling); and 4) acquiring property for investment and development of homes for sale in Hawaii (residential real estate).  There were no residential real estate segment operating revenues or operating expenses during the three or six months ended March 31, 2009 and 2008.

The following is certain financial information related to Barnwell’s reporting segments.  All revenues reported are from external customers with no intersegment sales or transfers.

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues:
Oil and natural gas	$5,549,000	$11,503,000	$13,260,000	$21,593,000
Land investment	201,000	201,000	1,034,000	3,206,000
Contract drilling	1,089,000	2,383,000	2,223,000	4,593,000
Other	319,000	176,000	508,000	455,000
Total before interest income	7,158,000	14,263,000	17,025,000	29,847,000
Interest income	13,000	44,000	68,000	120,000
Total revenues	$7,171,000	$14,307,000	$17,093,000	$29,967,000

Depreciation, depletion, and amortization:
Oil and natural gas	$3,041,000	$3,490,000	$6,267,000	$7,104,000
Contract drilling	102,000	99,000	205,000	180,000
Other	37,000	47,000	76,000	95,000
Total depreciation, depletion, and amortization	$3,180,000	$3,636,000	$6,548,000	$7,379,000

Reduction of carrying value of oil and natural gas properties:
Oil and natural gas	$22,088,000	$-	$22,088,000	$-

Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(22,058,000)	$5,462,000	$(19,991,000)	$9,557,000
Land investment, net of minority interest	157,000	157,000	808,000	2,505,000
Contract drilling	11,000	328,000	(99,000)	636,000
Other	282,000	129,000	432,000	360,000
Total operating (loss) profit	(21,608,000)	6,076,000	(18,850,000)	13,058,000

General and administrative expenses, net of minority interest	(2,009,000)	(3,147,000)	(3,917,000)	(6,161,000)
Bad debt expense	(594,000)	-	(594,000)	-
Interest expense, net of minority interest	(119,000)	(248,000)	(343,000)	(557,000)
Interest income	13,000	44,000	68,000	120,000
(Loss) earnings before income taxes	$(24,317,000)	$2,725,000	$(23,636,000)	$6,460,000

11.                               INCOME TAXES

The components of the income tax (benefit) provision for the three and six months ended March 31, 2009 and 2008 are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Current	$(167,000)	$899,000	$(279,000)	$2,834,000
Deferred	(7,153,000)	141,000	(6,784,000)	(1,378,000)
	$(7,320,000)	$1,040,000	$(7,063,000)	$1,456,000

Barnwell’s effective consolidated income tax benefit rate for the three and six months ended March 31, 2009 was approximately 30%.  This rate is lower than the expected statutory U.S. rate of 35% as it reflects the estimation that it is not more likely than not that Barnwell will realize an incremental U.S. tax benefit over the foreign tax benefit related to temporary differences arising from depletion of Canadian oil and natural gas properties.

Included in the income tax provision for the six months ended March 31, 2008 is a $909,000 reduction of the net deferred tax liability due to a reduction in Canadian federal tax rates.  During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15.0%, respectively.  Excluding the impact of the decrease in Canadian federal tax rates, Barnwell’s effective consolidated income tax rate for the six months ended March 31, 2008 was approximately 37%.  There was no reduction in Canadian federal tax rates in the three and six months ended March 31, 2009 or three months ended March 31, 2008.

There were no significant changes in unrecognized tax benefits in the three and six months ended March 31, 2009.  Unrecognized tax benefits consist primarily of Canadian federal and provincial audit issues that involve the timing of oil and natural gas capital expenditure deductions and transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits and any offsetting foreign tax credit benefits may significantly increase or decrease during fiscal 2009, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of March 31, 2009.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2005 – 2007
Various U.S. states	2005 – 2007
Canada federal	2001 – 2008
Various Canadian provinces	2001 – 2008

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans for the three and six months ended March 31, 2009 and 2008:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2009	2008	2009	2008	2009	2008
Service cost	$44,000	$50,000	$6,000	$8,000	$2,000	$3,000
Interest cost	73,000	69,000	10,000	11,000	13,000	13,000
Expected return on plan assets	(75,000)	(77,000)	-	-	-	-
Amortization of prior service cost	1,000	2,000	1,000	1,000	34,000	34,000
Amortization of net actuarial loss (gain)	5,000	5,000	-	1,000	(7,000)	(1,000)

Net periodic benefit cost	$48,000	$49,000	$17,000	$21,000	$42,000	$49,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2009	2008	2009	2008	2009	2008
Service cost	$89,000	$100,000	$14,000	$16,000	$4,000	$5,000
Interest cost	150,000	139,000	22,000	22,000	26,000	26,000
Expected return on plan assets	(123,000)	(153,000)	-	-	-	-
Amortization of prior service cost	2,000	3,000	2,000	2,000	68,000	68,000
Amortization of net actuarial loss (gain)	11,000	10,000	-	3,000	(14,000)	(2,000)

Net periodic benefit cost	$129,000	$99,000	$38,000	$43,000	$84,000	$97,000

Barnwell did not make a contribution to the Pension Plan during the three and six months ended March 31, 2009 and estimates that it will contribute approximately $250,000 to the Pension Plan during the remainder of fiscal 2009.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2009.

13.                               SHARE REPURCHASE PROGRAM

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  During the first quarter of fiscal 2009, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.  There was no share repurchase authorization, and accordingly no shares repurchased, during the three months ended March 31, 2009.

14.                               FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and payables to joint interest owners approximate their carrying values due to the short-term nature of the instruments.  The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

15.                               OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  At March 31, 2009, net capitalized costs exceeded the ceiling limitation.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $22,088,000 during the three and six months ended March 31, 2009, which reduced net earnings by $15,556,000.  No such reduction was recorded during the three and six months ended March 31, 2008.  The reduction was due to a significant decline in the price of natural gas during the three months ended March 31, 2009, partially offset by increases in the prices for oil and to a lesser extent natural gas liquids for the same period.  At March 31, 2009, the ceiling value of Barnwell’s reserves was calculated based upon market prices, adjusted for market differentials, of $2.94 for natural gas, $46.36 for oil and $34.45 for natural gas liquids.  The reduction of the carrying value of oil and natural gas properties is reported in the Condensed Consolidated Statements of Operations.  Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. Further declines in oil, natural gas and natural gas liquids prices from March 31, 2009 levels will result in future reductions in the carrying value of our oil and natural gas properties in the absence of offsetting changes.

16.                               FAIR VALUE MEASUREMENTS AND RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 1, 2008, Barnwell adopted the provisions of SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date and establishes a three-level hierarchy for measuring fair value.  SFAS No. 157 requires fair value measurements be classified and disclosed in one of the following categories:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment to Accounting Research Bulletin No. 51.”  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statement of Operations; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning on or after December 15, 2008.  Barnwell’s management is currently evaluating the impact of these provisions on Barnwell’s results of operations, financial condition and liquidity.

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

In December 2008, the Securities and Exchange Commission (“SEC”) adopted revisions to its required oil and natural gas reporting disclosures.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves.  In the three decades that have passed since adoption of the original disclosure requirements, there have been significant changes in the oil and natural gas industry.  The amendments are designed to modernize and update the oil and natural gas disclosure requirements to align them with current practices and changes in technology.  In addition, the amendments concurrently align the SEC’s full cost accounting rules with the revised disclosures.  The revised disclosure requirements must be incorporated in annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  Barnwell’s management is currently evaluating the impact of adopting these provisions on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Additionally, we will be required to provide quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Barnwell’s management is currently evaluating the impact of adopting these provisions on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.  FSP FAS 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction.  It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Barnwell’s management is currently evaluating the impact of adopting these provisions on the consolidated financial statements.

17.                               SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

	Six months ended
	March 31,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$328,000	$523,000
Income taxes	$2,591,000	$1,093,000

Supplemental disclosure of non-cash investing and financing activities:
Interest financed and not paid in cash	$-	$68,000
Long-term debt borrowings refinanced	$-	$6,600,000
Debt assumed in purchase of residential parcel held for investment	$-	$2,178,000
Reduction in related party loan with corresponding increase in minority interest liability	$-	$250,000

During the six months ended March 31, 2008, 40,000 stock options were exercised by tendering 5,200 shares of Barnwell stock at a market value of $14.95 per share plus $1,000 of cash, resulting in a $20,000 increase in common stock, a $59,000 increase in additional paid-in capital and a $78,000 increase in treasury stock.

During the six months ended March 31, 2009 and 2008, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $25,000 and $198,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development decreased $1,337,000 and increased $2,258,000 during the six months ended March 31, 2009 and 2008, respectively.

During the six months ended March 31, 2009 and 2008, accruals related to residential lots under development decreased $308,000 and increased $668,000, respectively.

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

Impact of Recently Issued Accounting Standards

See Note 16 in the “Notes to Condensed Consolidated Financial Statements” for a summary of new accounting standards.

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

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts with marketers of oil.  Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Oil and natural gas prices are determined by many factors that are outside of our control.  Market prices for petroleum products are dependent upon factors such as, but not limited to, changes in market supply and demand, which are impacted by overall economic activity, changes in weather, pipeline capacity constraints, inventory storage levels, and output.  Oil and natural gas prices are very difficult to predict and fluctuate significantly.  Natural gas prices tend to be higher in the winter than in the summer due to increased demand, although this trend has become less pronounced due to the increased use of natural gas to generate electricity for air conditioning in the summer and increased natural gas storage capacity in North America.

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

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, within and adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  A former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliated entities indirectly own 19.3% of Kaupulehu Developments.  Refer to Note 8 of the “Notes to Condensed Consolidated Financial Statements” for further discussion on related party interests.

Kaupulehu Developments’ interests include the following:

•                  Development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club which are under option to a developer.  As of March 31, 2009, the development rights are under option for $5,312,000, comprised of two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.

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

Residential Real Estate Segment

Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership, which acquires house lots for investment and constructs turnkey single-family homes for future sale.  A former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliates have a 20% interest in Kaupulehu 2007.  Refer to Note 8 of the “Notes to Condensed Consolidated Financial Statements” for further discussion on related party interests.

Contract Drilling Segment

Barnwell drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Investment in Joint Ventures

Barnwell owns an 80% interest in Kaupulehu Investors, LLC, which owns a 1.5% passive minority interest in three joint ventures, Hualalai Investors JV, LLC, Hualalai Investors II, LLC and Kona Village Investors, LLC, which own Hualalai Resort and Kona Village Resort.

Business Environment

Our primary operations are concentrated in the state of Hawaii and in Canada.  Accordingly, our business performance is directly affected by macro economic conditions in those areas, as well as general economic conditions of the U.S. domestic and world economies.

Widespread national and international concern over instability in the credit and capital markets increased significantly during recent months with unprecedented market volatility and disruption in the U.S. and world economies.  The current recession that we are now experiencing with higher unemployment levels, steep declines in the stock market, collapses of financial institutions and subsequent government bail-outs, further deterioration in consumer confidence and reduced consumer spending, differentiate recent months from years past.  All of the Company’s business segments have been adversely impacted by these changes.

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on existing oil and natural gas prices.  Historically, oil and natural gas prices have been volatile, are difficult to predict, and fluctuate significantly.  Oil and natural gas prices hit historic high levels in recent years and during the latter half of fiscal 2008.  Beginning in the fourth quarter of fiscal 2008 through the date of this filing, oil and natural gas prices have fallen sharply from their record levels.  Natural gas prices for Barnwell, based on quarterly averages during the three years ended March 31, 2009, have ranged from a low of $4.01 per thousand cubic feet (the average price for the current quarter) to a high of $9.70 per thousand cubic feet (the average price for the quarter ended June 30, 2008).  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $35.20 per barrel (the average price for the current quarter) to a high of $117.22 per barrel (the average price for the quarter ended June 30, 2008).  Continued or extended declines in prices for oil and natural gas could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

In response to the significant declines in oil and natural gas prices and general economic conditions, the Company began scaling back its oil and natural gas exploration and development activity in January 2009.  Reduced capital expenditures, if significant and/or continued, will likely result in a reduction in reserve volumes and oil and natural gas production.

Land Investment and Residential Real Estate Segments

According to the State of Hawaii Department of Business, Economic Development and Tourism’s (“DBEDT”) 1st Quarter 2009 Quarterly Statistical & Economic Report, significant declines are forecasted for the national and international economies in the first half of 2009.  Because Hawaii’s economy is highly dependent upon the growth of both the U.S. domestic and world economies, DBEDT has lowered its forecast for Hawaii’s economy in 2009 and 2010.  Assuming the national economy begins to see positive growth in 2010, DBEDT anticipates that Hawaii’s economy will begin to see growth in fiscal 2011.  DBEDT expects that 2009 will bring reduced visitor counts and spending, increased unemployment rates, and slower construction activity.

In prior years, Hawaii’s economy experienced positive growth and the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments’ leasehold interests are located and Kaupulehu 2007 is building homes, experienced strong demand for residential real estate.  However, beginning in fiscal 2008 and into fiscal 2009, the economic recession caused sales within the Kaupulehu area to be lower than original expectations.  Due to the softening of the real estate market, future revenues from real estate sales will likely be lower than in previous years.  If future market demand for luxury real estate is less than current expectations, our operating results, financial condition, and liquidity and cash flows could be adversely affected.

Barnwell anticipates the two turnkey homes currently under construction will be completed within two months.  Our ability to sell the completed residences and/or lots held for investment is contingent upon the strength of the real estate market.  However, beginning in fiscal 2008 the demand for luxury homes has been on the decline and is anticipated to decrease in the near future due to the weakened real estate market.  In addition, Barnwell will have cash outflows such as interest and other holding costs until the homes and lots are sold.

Contract Drilling Segment

Demand for water well drilling and/or pump installation services is volatile and dependent upon land development activities within the state of Hawaii.  According to the DBEDT 1st Quarter 2009 Quarterly Statistical & Economic Report, the dollar value of government contracts awarded increased during the quarter ended December 31, 2008 but was more than offset by a decrease in private building authorizations.  Furthermore, substantial decreases in the number of construction jobs, median sales prices for both single family homes and condominiums, and the number of single family and condominium units sold indicate slower construction activity.

Investment in Joint Ventures

As mentioned in the Land Investment and Residential Real Estate Segments discussion above, Hawaii’s economy is not expected to grow during 2009.  This is highlighted by such factors as reduced visitor counts and spending, increased unemployment rates, and slower construction activity.

According to DBEDT’s 1st Quarter 2009 Quarterly Statistical & Economic Report, tourism activity in Hawaii declined sharply during the quarter ended December 31, 2008 as compared to the quarter ended December 31, 2007.  Both number of visitor arrivals and hotel occupancy rates were down.  Furthermore, visitor arrivals, visitor days and visitor spending are forecasted to decline through 2009.  Additionally, beginning in fiscal 2008 and into fiscal 2009, the economic recession caused sales within the Hualalai Resort area to be lower than original expectations.  Further deterioration of these conditions and continued reduced tourism activity could result in a decrease in the value of our investments in these joint ventures, which may require us to record a write-down of these investments.

Results of Operations

Summary

In the three and six months ended March 31, 2009, Barnwell recorded a non-cash reduction of the carrying value of oil and natural gas properties of $22,088,000 (approximately $15,556,000 net of income taxes).  The reduction was due to a significant decline in the price of natural gas at March 31, 2009 as compared to December 31, 2008, partially offset by an increase in the price for oil and to a lesser extent the price for natural gas liquids for the same period.  At March 31, 2009, the ceiling value of Barnwell’s reserves was calculated based upon market prices, adjusted for market differentials, of $2.94 for natural gas, $46.36 for oil and $34.45 for natural gas liquids.

Under the full cost method of accounting, prices as of the end of the quarter are used to determine the maximum carrying value of oil and natural gas properties.  The Securities and Exchange Commission recently revised its rules regarding the calculation of the full cost ceiling to require the use of 12-month average prices rather than quarter-end prices.  These new rules will be effective for our fiscal year 2010 year-end reporting.  Had these new rules been effective as of March 31, 2009, the Company would not have recognized a reduction of the carrying value of oil and natural gas properties.

The full cost method assumes constant prices over the productive life of the underlying oil and natural gas reserves, and its results do not necessarily reflect the true fair value of the underlying reserves as commodity prices are volatile and subject to changes in economic conditions and market forces over time.  Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.  Further declines in oil, natural gas and natural gas liquids prices from March 31, 2009 levels will result in future reductions in the carrying value of our oil and natural gas properties in the absence of offsetting changes.  If oil and natural gas prices do not increase sufficiently from the levels of the quarter ended March 31, 2009, and if there are no or insufficient revenues from land investment segment sales or other sources, the Company will incur additional losses through the remainder of the fiscal year.

For the three months ended March 31, 2009, Barnwell reported a net loss totaling $16,997,000, an $18,682,000 (1109%) decrease from net earnings of $1,685,000 for the three months ended March 31, 2008.  This decrease was largely attributable to the following items:

•                  The aforementioned non-cash reduction of the carrying value of oil and natural gas properties of $22,088,000 (approximately $15,556,000 net of income taxes); and

•                  Oil and natural gas segment operating profit (excluding the impact of the reduction in carrying value of oil and natural gas properties discussed above) decreased $5,432,000 before taxes, primarily due to lower prices received for all petroleum products.

The aforementioned items were partially offset by a $1,165,000 decrease, before income taxes, in general and administrative expenses.

For the six months ended March 31, 2009, Barnwell reported a net loss totaling $16,573,000, a $21,577,000 (431%) decrease from net earnings of $5,004,000 for the six months ended March 31, 2008.  This decrease was largely due to the following items:

•                  The aforementioned non-cash reduction of the carrying value of oil and natural gas properties of $22,088,000 (approximately $15,556,000 net of income taxes);

•                  Oil and natural gas segment operating profit (excluding the impact of the reduction in carrying value of oil and natural gas properties discussed above) decreased $7,460,000 before taxes, primarily due to lower prices received for all petroleum products;

•                  Decreased land investment segment operating profits before income taxes of $1,697,000 due to differences in the timing of receipt of proceeds of scheduled development rights option payments and decreased receipts of percentage of sales payments; and

•                  The prior year period included a deferred income tax benefit of $909,000 resulting from a decrease in Canadian federal income tax rates; there was no such benefit in the current year period.

The aforementioned items were partially offset by a $2,296,000 decrease, before income taxes, in general and administrative expenses.

General

In addition to U.S. operations, Barnwell conducts operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 19% in the three and six months ended March 31, 2009 as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 3% and 16% at March 31, 2009 as compared to December 31, 2008 and September 30, 2008, respectively.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net (loss) earnings.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2009 was $410,000, a $1,053,000 decrease from the $1,463,000 other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2009 was $6,657,000, a $5,483,000 increase from the $1,174,000 other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.

Foreign currency transaction gains and losses were not material in the three and six months ended March 31, 2009 and 2008 and are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollars.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three and six months ended March 31, 2009 as compared to the three and six months ended March 31, 2008.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended
	March 31,		Decrease
	2009	2008	$	%
Natural Gas (MCF)*	$ 4.01	$ 7.53	$ (3.52)	(47%)
Oil (Bbls)**	$ 35.20	$ 89.85	$ (54.65)	(61%)
Liquids (Bbls)**	$ 20.77	$ 54.93	$ (34.16)	(62%)

	Average Price Per Unit
	Six months ended
	March 31,		Decrease
	2009	2008	$	%
Natural Gas (MCF)*	$ 4.74	$ 6.75	$ (2.01)	(30%)
Oil (Bbls)**	$ 41.41	$ 85.12	$ (43.71)	(51%)
Liquids (Bbls)**	$ 24.54	$ 53.29	$ (28.75)	(54%)

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2009	2008	Units	%
Natural Gas (MCF)*	820,000	816,000	4,000	0%
Oil (Bbls)**	44,000	40,000	4,000	10%
Liquids (Bbls)**	26,000	29,000	(3,000)	(10%)

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2009	2008	Units	%
Natural Gas (MCF)*	1,679,000	1,698,000	(19,000)	(1%)
Oil (Bbls)**	87,000	78,000	9,000	12%
Liquids (Bbls)**	54,000	58,000	(4,000)	(7%)

*      MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $5,954,000 (52%) for the three months ended March 31, 2009, as compared to the same period in the prior year, primarily due to significant decreases in natural gas, oil and natural gas liquids prices, which decreased 47%, 61% and 62%, respectively, as compared to the same period in the prior year.

Oil and natural gas revenues decreased $8,333,000 (39%) for the six months ended March 31, 2009, as compared to the same period in the prior year, primarily due to significant decreases in natural gas, oil and natural gas liquids prices, which decreased 30%, 51% and 54%, respectively, as compared to the same period in the prior year.

Net natural gas production for the three and six months ended March 31, 2009 remained relatively unchanged as compared to the same periods in the prior year.

Net oil production increased 10% and 12% for the three and six months ended March 31, 2009, respectively, as compared to the same periods in the prior year, due to production from new oil wells.  The increase was partially offset by natural declines in production from both older and newer properties.

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

In November 2008, the Alberta Government announced a one-time option of selecting new transitional rates or NRF rates when drilling a new natural gas or conventional oil well 1,000 to 3,500 meters in depth.  All wells drilled between 2009 and 2013 that adopt the transitional rates will be required to shift to the NRF on January 1, 2014.  All current wells were moved to the NRF on January 1, 2009 as previously scheduled.

Oil and natural gas operating expenses decreased $73,000 (3%) and $36,000 (1%) for the three and six months ended March 31, 2009, respectively, as compared to the same periods in the prior year.  The decreases were primarily due to 19% decreases in the average exchange rate of the Canadian dollar to the U.S. dollar for the three and six months ended March 31, 2009, partially offset by higher utility costs and higher than usual workover activity which resulted in higher repairs and maintenance costs.

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

Revenues, minority interest in earnings and operating profit related to sales of development rights under option for the six months ended March 31, 2009 and 2008 are summarized as follows:

	Six months ended
	March 31,
	2009	2008
Sale of development rights under option:
Proceeds	$886,000	$2,656,000
Fees	53,000	159,000
Revenues - sale of development rights, net	833,000	2,497,000
Minority interest in earnings	182,000	546,000

Operating profit - sale of development rights, net	$651,000	$1,951,000

There were no sales of development rights in the three months ended March 31, 2009 and 2008.

The decrease in proceeds from the sale of development rights during the six months ended March 31, 2009 as compared to the same period in the prior year is due to the timing of receipt of proceeds of scheduled development right options.  $1,770,000 of the $2,656,000 development rights option due on December 31, 2008 was received early, in May 2008.  Accordingly, only the remaining portion of $886,000 was received in the first quarter of fiscal 2009.  During the six months ended March 31, 2008, the entire $2,656,000 development rights option due on December 31, 2007 was received in the first quarter of fiscal 2008.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The total amount of remaining future option receipts, if all options are fully exercised, is $5,312,000 as of March 31, 2009, comprised of two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

The following table summarizes the percentage of sales revenues received from WB KD Acquisition, LLC (“WB”), an unrelated entity, and related minority interest in earnings and operating profit for the three and six months ended March 31, 2009 and 2008:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Sale of interest in leasehold land:
Proceeds	$214,000	$214,000	$214,000	$754,000
Fees	13,000	13,000	13,000	45,000
Revenues - sale of interest in leasehold land, net	201,000	201,000	201,000	709,000
Minority interest in earnings	44,000	44,000	44,000	155,000

Operating profit - sale of interest in leasehold land, net	$157,000	$157,000	$157,000	$554,000

WB sold one single-family lot in Increment I in the three and six months ended March 31, 2009 and paid Kaupulehu Developments a percentage of sales payment of $214,000.  In the three and six months ended March 31, 2008, WB sold one and two lots, respectively, and paid Kaupulehu Developments percentage of sales payments of $214,000 and $754,000, respectively.  There is no assurance that any future percentage of sales payments will be received.

Contract drilling

Contract drilling revenues and costs decreased $1,294,000 (54%) and $980,000 (50%), respectively, for the three months ended March 31, 2009, as compared to the same period in the prior year.  The contract drilling segment generated an $11,000 operating profit before general and administrative expenses in the three months ended March 31, 2009, a decrease of $317,000 as compared to the same period of the prior year, primarily due to decreased well drilling activity in the current quarter.

Contract drilling revenues and costs decreased $2,370,000 (52%) and $1,660,000 (44%), respectively, for the six months ended March 31, 2009, as compared to the same period in the prior year.  The contract drilling segment generated a $99,000 operating loss before general and administrative expenses in the six months ended March 31, 2009, a decrease of $735,000 in operating profit as compared to the same period of the prior year, primarily due to decreased well drilling activity in the current year period.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

General and administrative expenses

General and administrative expenses decreased $1,165,000 (36%) for the three months ended March 31, 2009, as compared to the same period in the prior year.  The decrease was primarily attributable to i) a $597,000 decrease in current compensation costs, ii) a $256,000 decrease in professional services, iii) a $178,000 decrease due to a 19% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar, iv) a $77,000 decrease in long-term incentive plan costs, and v) a $53,000 decrease in travel and entertainment costs.

General and administrative expenses decreased $2,296,000 (37%) for the six months ended March 31, 2009, as compared to the same period in the prior year.  The decrease was primarily attributable to i) a $1,232,000 decrease in current compensation costs, ii) a $343,000 decrease in professional services, iii) a $379,000 decrease due to a 19% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar, iv) a $167,000 decrease in long-term incentive plan costs, and v) a $157,000 decrease in travel and entertainment costs.

Bad debt expense

Bad debt expense of $594,000 for the three and six months ended March 31, 2009 primarily reflects a provision for doubtful accounts due to uncertainty regarding the collectability of a receivable from a customer experiencing difficulties as a result of the current financial and economic crisis.  There was no bad debt expense during the three and six months ended March 31, 2008.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization decreased $456,000 (13%) for the three months ended March 31, 2009, as compared to the same period in the prior year, due primarily to a 19% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.  The decrease was partially offset by an 8% increase in the depletion rate.

Depreciation, depletion, and amortization decreased $831,000 (11%) for the six months ended March 31, 2009, as compared to the same period in the prior year, due primarily to a 19% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.  The decrease was partially offset by a 9% increase in the depletion rate.

The higher depletion rate is due to increases in Barnwell’s costs of finding and developing proven reserves.  Barnwell’s cost of finding and developing proven reserves has increased due to the costs of oil and natural gas exploration and development having increased along with product prices and the drilling of unsuccessful wells.  The reduction of the carrying value of oil and natural gas properties for the three and six months ended March 31, 2009 is estimated to result in a lower depletion rate for the remainder of the fiscal year as compared to the first half of the fiscal year in the absence of any offsetting impacts resulting from future activity or revisions of reserve volumes.

Reduction of carrying value of oil and natural gas properties

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  At March 31, 2009, net capitalized costs exceeded the ceiling limitation.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $22,088,000 during the three and six months ended March 31, 2009, which reduced net earnings by $15,556,000.  No such reduction was recorded during the three and six months ended March 31, 2008.  The reduction was due to a significant decline in the price of natural gas at March 31, 2009 as compared to December 31, 2008, partially offset by an increase in the price for oil and to a lesser extent the price for natural gas liquids for the same period.  At March 31, 2009, the ceiling value of Barnwell’s reserves was calculated based upon market prices, adjusted for market differentials, of $2.94 for natural gas, $46.36 for oil and $34.45 for natural gas liquids.  Under the full cost method of accounting, prices as of the end of the quarter are used to determine the maximum carrying value of oil and natural gas properties.  The full cost method assumes constant prices over the productive life of the underlying oil and natural gas reserves, and its results do not necessarily reflect the true fair value of the underlying reserves as commodity prices are volatile and subject to changes in economic conditions and market forces over time.  Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.   Further declines in oil, natural gas and natural gas liquids prices from March 31, 2009 levels will result in future reductions in the carrying value of our oil and natural gas properties in the absence of offsetting changes.

Interest expense

Interest expense decreased $131,000 (51%) and $223,000 (39%) for the three and six months ended March 31, 2009, respectively, as compared to the same periods in the prior year primarily due to lower average interest rates, partially offset by higher average loan balances.

Interest costs for the three and six months ended March 31, 2009 and 2008 are summarized as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2009	2008	2009	2008
Interest costs incurred	$231,000	$362,000	$577,000	$765,000
Less interest costs capitalized on residential lots under development	107,000	107,000	223,000	188,000

Interest expense	$124,000	$255,000	$354,000	$577,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the decrease in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Barnwell anticipates the two turnkey homes currently being built will be completed within two months.  Upon such completion, Barnwell will no longer capitalize interest incurred on borrowings pertaining to the two lots under development and construction costs.  Additionally, the interest rates on the Company’s facility with Royal Bank of Canada increased upon renewal in April 2009.  Therefore, we anticipate interest expense will increase accordingly, starting in the third quarter of fiscal 2009.

Income taxes

Barnwell’s effective consolidated income tax benefit rate for the three and six months ended March 31, 2009 was approximately 30%.  This rate is lower than the expected statutory U.S. rate of 35% as it reflects the estimation that it is not more likely than not that Barnwell will realize an incremental U.S. tax benefit over the foreign tax benefit related to temporary differences arising from depletion of Canadian oil and natural gas properties.

Included in the income tax provision for the six months ended March 31, 2008 is a $909,000 reduction of the net deferred tax liability due to a reduction in Canadian federal tax rates.  During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15.0%, respectively.  Excluding the impact of the decrease in Canadian federal tax rates, Barnwell’s effective consolidated income tax rate for the six months ended March 31, 2008 was approximately 37%.  There was no reduction in Canadian federal tax rates in the three and six months ended March 31, 2009 or three months ended March 31, 2008.

There were no significant changes in unrecognized tax benefits in the three and six months ended March 31, 2009.  Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2005 – 2007
Various U.S. states	2005 – 2007
Canada federal	2001 – 2008
Various Canadian provinces	2001 – 2008

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are internally generated cash flows from operations, land investment segment proceeds and borrowings on its credit facilities.  At March 31, 2009, Barnwell had $7,188,000 in cash and cash equivalents and approximately $473,000 of available credit under its credit facility with its Canadian bank and approximately $1,369,000 of available credit under its credit facility with its Hawaii bank; the Hawaii bank facility is restricted in its use to the construction of homes and financing of lots by Kaupulehu 2007.  At March 31, 2009, we maintained positive working capital of $3,929,000 as compared to positive working capital of $2,829,000 at September 30, 2008.  Barnwell’s future liquidity and ability to fund capital expenditures is dependent upon operating cash flows, existing working capital, unused credit facilities and ability to access debt and equity markets.

We believe our current cash balances, future operating cash flows, land investment segment proceeds from the sale of development rights and percentage of sales payments, residential house sales, and available credit will be sufficient to fund our operations, future capital expenditures, scheduled debt repayments and related interest, and settle incentive compensation liabilities in cash, if necessary.  However, in recent months, the U.S. domestic and international credit markets have experienced significant disruption.  These disruptions have resulted in greater volatility, less liquidity, and limited availability of financing.  Therefore we cannot predict whether Barnwell’s Canadian revolving credit facility will be reduced below the current level of borrowings under the facility after the April 2010 review or because of significant decreases in the rate of exchange of the Canadian dollar to the U.S. dollar.  Furthermore, we cannot predict whether our real estate revolving credit facility’s loan advance limitation will be reduced below borrowed amounts due to a decrease in appraised values of the underlying security, or whether the turnkey homes and residential lots will be sold before December 2010, the expiration date of the facility.  Continued long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations, liquidity and cash flows, and financial condition.

Oil and natural gas prices and land investment segment proceeds are driven by market supply and demand factors which are impacted by the overall state of the economy.  Oil and natural gas prices have historically been volatile and the timing and amount of land investment segment percentage of sales proceeds are unpredictable, sporadic, and not under Barnwell’s control.  Development rights proceeds, on the other hand, are scheduled but there is no assurance that future monies will be received.  If oil and natural gas prices continue to decline and land investment segment proceeds are less than current expectations, we will be faced with reduced operating cash flows.  In response to significant declines in oil and natural gas prices and resulting decreases in cash inflows, the Company has significantly reduced oil and natural gas capital expenditures and expects to hold such capital expenditures at reduced levels through the remainder of fiscal 2009 and possibly into fiscal 2010.  In the event the reduction in capital expenditures is not sufficient to fund our operating cash flows, we will need to seek alternative sources of financing or liquidate investments and/or operating assets to make any required cash outflows.

Cash Flows

Cash flows used in operations totaled $4,327,000 for the six months ended March 31, 2009, as compared to $4,197,000 of cash flows provided by operations for the same period in the prior year.  The $8,524,000 decrease in cash flows was primarily due to a decrease in operating profit generated by Barnwell’s oil and natural gas segment resulting from declines in the market prices for oil and natural gas during the current year, an increase in residential real estate home development costs, and changes in working capital primarily due to fluctuations in the timing and amount of payments of accrued taxes and accrued bonuses in the current year period as compared to the same period in the prior year.

Net cash used in investing activities totaled $4,976,000 during the six months ended March 31, 2009, as compared to net cash used of $4,300,000 during the same period of the prior year.  The increase in net cash used was primarily attributable to decreased proceeds from land investment segment sales, offset in part by reduced capital expenditures, during the six months ended March 31, 2009, as compared to the same period of the prior year.

Cash flows provided by financing activities totaled $3,519,000 for the six months ended March 31, 2009, as compared to $1,755,000 of cash used in financing activities during the same period of the prior year.  The increase in cash inflows was primarily due to increased long-term debt borrowings and reduced Barnwell stock repurchases and dividend payments during the six months ended March 31, 2009, as compared to the same period of the prior year.

Residential Real Estate Capitalized Costs

Construction of the two residences being developed for resale commenced in January 2008.  Capitalized expenditures related to construction of the two residences, including accrued construction costs and capitalized interest, totaled $1,375,000 and $3,327,000 for the three and six months ended March 31, 2009, respectively.

As of the date of the filing, the first home is substantially complete including the pool and landscaping.  The first home has been furnished and is in the process of being placed on the market for sale at a price of $9,400,000.  The second home is scheduled to be completed about seven to eight weeks after the first home.  At present, the focus of work on the second home is on interior and landscaping work.  Drywall and window installation are mostly complete on the second home and doors and flooring are beginning to be installed.  The six-foot rock walls separating the two residences and separating these lots from other adjoining lots are complete, as well as driveway improvements.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $951,000 and $4,925,000 for the three and six months ended March 31, 2009, respectively, as compared to $5,624,000 and $9,365,000 during the three and six months ended March 31, 2008, respectively.  Due to sharp declines in oil and natural gas prices, projected spending for fiscal 2009 has been significantly reduced from previous estimates.  Management expects that oil and natural gas capital expenditures in fiscal 2009 will range from $7,000,000 to $8,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.  Reduced capital expenditures, if significant and/or continued, will likely result in a reduction in reserve volumes and oil and natural gas production.  The Company is currently unable to estimate when it will increase its oil and natural gas exploration and development activity as such a determination will depend upon future oil and natural gas prices and a strengthening of general economic conditions.

During the three months ended March 31, 2009, Barnwell participated in the drilling of 3 gross (0.25 net) wells in Canada as compared to 5 gross (1.1 net) wells drilled during the three months ended March 31, 2008.  Of the 3 gross wells, 2 gross (0.21 net) wells appear to be successful or are currently being evaluated and 1 gross (0.04 net) well was not successful.  All wells were drilled in Alberta and Barnwell’s average working interest in these wells is 8%.  During the six months ended March 31, 2009, Barnwell participated in the drilling of a total of 7 gross (1.0 net) wells of which 5 gross (0.7 net) wells appear to be successful or are currently being evaluated and 2 gross (0.3 net) wells were not successful.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Credit Arrangements

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2009 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$15,870,000 at the March 31, 2009 exchange rate.  At March 31, 2009, borrowings under this facility were US$15,397,000 and Barnwell had approximately $473,000 of unused credit available.  The facility is available in U.S. dollars at the London Interbank Offer Rate plus 3.5%, at U.S. prime plus 2.5%, or in Canadian dollars at Canadian prime plus 2.5%.  A standby fee of 1.0% per annum is charged on the unused facility balance.  Additionally, Barnwell has agreed to pay a fee of $70,000 Canadian dollars as a condition to renew the facility.

A decline in the rate of exchange of the Canadian dollar to the U.S. dollar could result in Barnwell reaching the maximum amount of credit available under the Canadian revolving credit facility of $20,000,000 Canadian dollars.  If exchange rates decline to the extent we exceed the maximum amount of credit available under the Canadian revolving credit facility, we will be required to make debt repayments to Royal Bank of Canada in the amount of the excess.

As also discussed in Note 9 in the “Notes to Condensed Consolidated Financial Statements,” Kaupulehu 2007 has a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 finances the four parcels and the costs of home construction.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  Barnwell anticipates the two turnkey homes currently being built will be completed within two months.  The real estate revolving credit facility pertaining to the two turnkey homes and two lots held for investment is due on December 17, 2010.  If Barnwell is unable to sell the homes and lots held for investment within a reasonable timeframe, Barnwell will be required to refinance the loan or seek alternative financing, or Barnwell may be required to reduce oil and natural gas capital expenditures to make any required cash outflows. In addition, Barnwell will have cash outflows such as interest and other holding costs until the homes and lots are sold.

Contractual Obligations

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of a former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 8 in the “Notes to Condensed Consolidated Financial Statements”), under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that Mr. David Johnston and the building contractor will each receive 20% of the sales profit, which is contingent on the sale of each of the two homes under construction.

Additionally, please see the “Notes to Consolidated Financial Statements” in Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2008 for discussion on other contractual obligations and commitments.

Share Repurchase Program

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  During the first quarter of fiscal 2009, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.  There was no share repurchase authorization, and accordingly no shares repurchased, during the three months ended March 31, 2009.

Pension Plan

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

As of March 31, 2009, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2009 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.                                            RISK FACTORS

There have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)           Barnwell’s 2009 Annual Meeting of Stockholders was held in Shreveport, Louisiana at 9:30 a.m., Central Standard Time, on March 2, 2009.

(b)           Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, as amended.  There was no solicitation in opposition to the nominees for election as Directors as listed in the Proxy Statement for the March 2, 2009 meeting and all nominees were elected.

(c)           A total of 7,160,483 shares of Barnwell’s common stock outstanding and entitled to vote were present at the March 2, 2009 meeting in person or by proxy, representing approximately 86.9% of the total outstanding shares.  The matters voted upon were as follows:

1.

The election of 10 Directors to serve on Barnwell’s Board of Directors until the 2010 Annual Meeting of Stockholders and until their successors shall have been elected and qualified. A total of at least 71.25% of all voted shares were cast for approval of each nominee. The vote tabulation with respect to each nominee was as follows:

Director	For	Withheld
Morton H. Kinzler	5,870,952	1,289,531
Alan D. Hunter	6,710,162	450,321
Martin Anderson	6,719,197	441,286
Murray C. Gardner	6,726,560	433,923
Alexander C. Kinzler	5,877,847	1,282,636
Russell M. Gifford	5,871,620	1,288,863
Diane G. Kranz	6,955,003	205,480
Kevin K. Takata	6,954,617	205,866
Ahron H. Haspel	6,954,321	206,162
Robert J. Inglima, Jr.	6,969,559	190,924

2.	Ratification of KPMG LLP as the Company’s Independent Auditors for 2009. A total of 83.56% of all voted shares were cast for ratification of KPMG LLP. The results of the votes were as follows:

FOR:	6,885,648
AGAINST:	270,629
ABSTAIN:	4,206

ITEM 6.                                                     EXHIBITS

Page
Exhibit No. 31.1 – Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	44

Exhibit No. 31.2 – Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	45

Exhibit No. 32 – Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	46

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: May 13, 2009	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary