Form 10-Q
period 2009-06-30
BARNWELL INDUSTRIES INC
filed 2009-08-13
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

☐ Yes  ☒ No

As of August 10, 2009 there were 8,240,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,445,000	$13,618,000
Accounts receivable, net of allowance for doubtful accounts of:
$736,000 at June 30, 2009 and $1,078,000 at September 30, 2008	4,150,000	7,524,000
Deferred income taxes	774,000	2,134,000
Current taxes receivable	499,000	975,000
Real estate held for sale	6,931,000	-
Other current assets	2,157,000	1,411,000
TOTAL CURRENT ASSETS	21,956,000	25,662,000
DEPOSITS ON RESIDENTIAL PARCELS	-	200,000
RESIDENTIAL LOTS UNDER DEVELOPMENT	6,307,000	8,876,000
INVESTMENT IN RESIDENTIAL PARCELS	4,681,000	4,708,000
INVESTMENT IN JOINT VENTURES	2,940,000	2,776,000
INVESTMENT IN LAND INTERESTS	1,450,000	1,450,000
PROPERTY AND EQUIPMENT	195,511,000	207,672,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(146,381,000)	(118,982,000)
PROPERTY AND EQUIPMENT, NET	49,130,000	88,690,000
TOTAL ASSETS	$86,464,000	$132,362,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,299,000	$6,516,000
Accrued capital expenditures	508,000	3,071,000
Accrued liabilities	3,694,000	7,514,000
Payable to joint interest owners	961,000	1,581,000
Income taxes payable	345,000	3,506,000
Current portion of long-term debt	6,931,000	-
Other current liabilities	393,000	645,000
TOTAL CURRENT LIABILITIES	16,131,000	22,833,000

LONG-TERM DEBT	24,780,000	26,217,000
LIABILITY FOR RETIREMENT BENEFITS	2,312,000	2,041,000
ASSET RETIREMENT OBLIGATION	4,262,000	4,565,000
DEFERRED INCOME TAXES	330,000	14,375,000
MINORITY INTEREST	1,022,000	1,067,000
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares:
8,403,060 issued at June 30, 2009 and September 30, 2008	4,202,000	4,202,000
Additional paid-in capital	1,227,000	1,222,000
Retained earnings	35,054,000	54,862,000
Accumulated other comprehensive (loss) income, net	(594,000)	3,143,000
Treasury stock, at cost:
162,900 shares at June 30, 2009; 150,200 shares at September 30, 2008	(2,262,000)	(2,165,000)
TOTAL STOCKHOLDERS’ EQUITY	37,627,000	61,264,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,464,000	$132,362,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Oil and natural gas	$5,927,000	$14,646,000	$19,187,000	$36,239,000
Contract drilling	1,420,000	2,674,000	3,643,000	7,267,000
Sale of interest in leasehold land, net	-	402,000	201,000	1,111,000
Sale of development rights, net	-	1,664,000	833,000	4,161,000
Gas processing and other	121,000	970,000	697,000	1,545,000

	7,468,000	20,356,000	24,561,000	50,323,000
Costs and expenses:
Oil and natural gas operating	2,140,000	2,607,000	7,036,000	7,539,000
Contract drilling operating	1,070,000	2,166,000	3,187,000	5,943,000
General and administrative	2,086,000	4,193,000	6,073,000	10,476,000
Bad debt (recovery) expense	(129,000)	608,000	465,000	608,000
Depreciation, depletion, and amortization	2,636,000	3,730,000	9,184,000	11,109,000
Reduction of carrying value of oil and natural gas properties	4,260,000	-	26,348,000	-
Interest expense, net	247,000	257,000	601,000	834,000
Minority interest in (losses) earnings	(40,000)	486,000	105,000	1,045,000

	12,270,000	14,047,000	52,999,000	37,554,000

(Loss) earnings before income taxes	(4,802,000)	6,309,000	(28,438,000)	12,769,000

Income tax (benefit) provision	(1,567,000)	2,776,000	(8,630,000)	4,232,000

NET (LOSS) EARNINGS	$(3,235,000)	$3,533,000	$(19,808,000)	$8,537,000

BASIC NET (LOSS) EARNINGS
PER COMMON SHARE	$(0.39)	$0.43	$(2.40)	$1.04

DILUTED NET (LOSS) EARNINGS
PER COMMON SHARE	$(0.39)	$0.42	$(2.40)	$1.01

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,240,160	8,269,460	8,240,539	8,242,311
DILUTED	8,240,160	8,438,038	8,240,539	8,447,209

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net (loss) earnings	$(19,808,000)	$8,537,000
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Reduction of carrying value of oil and natural gas properties	26,348,000	-
Depreciation, depletion, and amortization	9,184,000	11,109,000
Bad debt expense	465,000	608,000
Retirement benefits expense	378,000	360,000
Accretion of asset retirement obligation	202,000	206,000
Minority interest in earnings	105,000	1,045,000
Retirement benefits contribution	-	(450,000)
Share-based compensation payments	-	(458,000)
Asset retirement obligation payments	(128,000)	(48,000)
Share-based compensation benefit	(370,000)	(87,000)
Sale of interest in leasehold land, net	(201,000)	(1,111,000)
Sale of development rights, net	(833,000)	(4,161,000)
Deferred income tax benefit	(8,362,000)	(1,332,000)
Additions to residential lots under development	(4,338,000)	(2,760,000)
(Decrease) increase from changes in current assets and liabilities	(7,078,000)	1,439,000

Net cash (used in) provided by operating activities	(4,436,000)	12,897,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	833,000	4,161,000
Proceeds from sale of interest in leasehold land, net of fees paid	201,000	1,085,000
Refund of deposits on residential parcels	200,000	-
Proceeds from gas over bitumen royalty adjustments	162,000	166,000
Investment in joint ventures	(164,000)	(5,000)
Capital expenditures - oil and natural gas	(7,494,000)	(9,939,000)
Capital expenditures - all other	(19,000)	(708,000)
Additions to investment in residential parcels	-	(222,000)

Net cash used in investing activities	(6,281,000)	(5,462,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	6,093,000	2,264,000
Repayments of long-term debt	(603,000)	(121,000)
Contributions from minority interest partner	31,000	-
Proceeds from exercise of stock options	-	145,000
Payment of dividends	-	(1,238,000)
Payment of loan commitment fee	(60,000)	(100,000)
Purchases of common stock for treasury	(97,000)	(1,596,000)
Distributions to minority interest partners	(181,000)	(968,000)

Net cash provided by (used in) financing activities	5,183,000	(1,614,000)

Effect of exchange rate changes on cash and cash equivalents	(639,000)	(101,000)

Net (decrease) increase in cash and cash equivalents	(6,173,000)	5,720,000
Cash and cash equivalents at beginning of period	13,618,000	10,107,000

Cash and cash equivalents at end of period	$7,445,000	$15,827,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Three months ended June 30, 2009 and 2008

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	(Loss) Income	Earnings	(Loss) Income	Stock	Equity

Balance at March 31, 2008	8,269,460	$4,197,000	$1,003,000		$49,168,000	$3,815,000	$(1,869,000)	$56,314,000

Share-based compensation costs			7,000					7,000

Tax benefit from employee stock option transactions			60,000					60,000

Dividends declared, $0.05 per share					(414,000)			(414,000)

Comprehensive income:
Net earnings				$3,533,000	3,533,000			3,533,000
Other comprehensive income:
Foreign currency translation adjustments, net of $146,000 of taxes				337,000		337,000		337,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $14,000 of taxes				27,000		27,000		27,000
Total comprehensive income				$3,897,000

At June 30, 2008	8,269,460	$4,197,000	$1,070,000		$52,287,000	$4,179,000	$(1,869,000)	$59,864,000

Balance at March 31, 2009	8,240,160	$4,202,000	$1,227,000		$38,289,000	$(3,467,000)	$(2,262,000)	$37,989,000

Comprehensive loss:
Net loss				$(3,235,000)	(3,235,000)			(3,235,000)
Other comprehensive income:
Foreign currency translation adjustments, net of $154,000 of taxes				2,850,000		2,850,000		2,850,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $12,000 of taxes				23,000		23,000		23,000
Total comprehensive loss				$(362,000)

At June 30, 2009	8,240,160	$4,202,000	$1,227,000		$35,054,000	$(594,000)	$(2,262,000)	$37,627,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Nine months ended June 30, 2009 and 2008

(Unaudited)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	(Loss) Income	Earnings	(Loss) Income	Stock	Equity

Balance at September 30, 2007	8,268,160	$4,140,000	$738,000		$44,988,000	$4,933,000	$(195,000)	$54,604,000

Exercise of stock options, 113,000 shares net of 5,200 shares tendered and placed in treasury	107,800	57,000	166,000				(78,000)	145,000

Share-based compensation costs			28,000					28,000

Tax benefit from employee stock option transactions			138,000					138,000

Purchases of 106,500 common shares for treasury	(106,500)						(1,596,000)	(1,596,000)

Dividends declared, $0.15 per share					(1,238,000)			(1,238,000)

Comprehensive income:
Net earnings				$8,537,000	8,537,000			8,537,000
Other comprehensive loss - foreign currency translation adjustments, net of $513,000 tax benefit				(837,000)		(837,000)		(837,000)
Other comprehensive income - retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $43,000 of taxes				83,000		83,000		83,000
Total comprehensive income				$7,783,000

At June 30, 2008	8,269,460	$4,197,000	$1,070,000		$52,287,000	$4,179,000	$(1,869,000)	$59,864,000

Balance at September 30, 2008	8,252,860	$4,202,000	$1,222,000		$54,862,000	$3,143,000	$(2,165,000)	$61,264,000

Share-based compensation costs			5,000					5,000

Purchases of 12,700 common shares for treasury	(12,700)						(97,000)	(97,000)

Comprehensive loss:
Net loss				$(19,808,000)	(19,808,000)			(19,808,000)
Other comprehensive loss - foreign currency translation adjustments, net of $2,924,000 tax benefit				(3,807,000)		(3,807,000)		(3,807,000)
Other comprehensive income - retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $36,000 of taxes				70,000		70,000		70,000
Total comprehensive loss				$(23,545,000)

At June 30, 2009	8,240,160	$4,202,000	$1,227,000		$35,054,000	$(594,000)	$(2,262,000)	$37,627,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2008 Annual Report on Form 10-K.  The Condensed Consolidated Balance Sheet as of September 30, 2008 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2009, results of operations for the three and nine months ended June 30, 2009 and 2008, and cash flows for the nine months ended June 30, 2009 and 2008, have been made.  The results of operations for the period ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

Significant Accounting Policies

Real Estate Held for Sale, Residential Lots Under Development, Investment in Residential Parcels, and Deposits on Residential Parcels

Real estate held for sale, residential lots under development, investment in residential parcels, and deposits on residential parcels are reported at the lower of the asset carrying value or fair value.  The recorded balances are evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable.

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

Barnwell classifies its residential real estate in one of the following categories:

•

Real estate held for sale, which includes completed assets or land for sale in its present condition, that meet all of the criteria set forth in paragraph 30 of Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”;

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

2.                                    (LOSS) EARNINGS PER COMMON SHARE

Reconciliations between net (loss) earnings and common shares outstanding of the basic and diluted net (loss) earnings per share computations for the three and nine months ended June 30, 2009 and 2008 are as follows:

	Three months ended June 30, 2009
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(3,235,000)	8,240,160	$(0.39)

Effect of dilutive securities -
common stock options	-	-

Diluted net loss per share	$(3,235,000)	8,240,160	$(0.39)

	Nine months ended June 30, 2009
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(19,808,000)	8,240,539	$(2.40)

Effect of dilutive securities -
common stock options	-	-

Diluted net loss per share	$(19,808,000)	8,240,539	$(2.40)

	Three months ended June 30, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$3,533,000	8,269,460	$0.43

Effect of dilutive securities -
common stock options	-	168,578

Diluted net earnings per share	$3,533,000	8,438,038	$0.42

	Nine months ended June 30, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$8,537,000	8,242,311	$1.04

Effect of dilutive securities -
common stock options	-	204,898

Diluted net earnings per share	$8,537,000	8,447,209	$1.01

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potential dilutive shares are excluded from the computation of (loss) earnings per share if their effect is antidilutive.  Options to purchase 718,000 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2009 as their inclusion would have been antidilutive given the net loss generated during the periods.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation expense (benefit) and the related income tax effects for the three and nine months ended June 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Share-based compensation
expense (benefit)	$46,000	$582,000	$(370,000)	$(87,000)

Income tax effect -
(benefit) provision	$(16,000)	$(198,000)	$127,000	$39,000

As of June 30, 2009, there was $160,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over 2.7 years.  Total share-based compensation expense related to the vesting of awards in the three and nine months ended June 30, 2009 was $35,000 and $140,000, respectively, as compared to $164,000 and $347,000 during the same periods of the prior year.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three and nine months ended June 30, 2009 is presented below:

Three months ended June 30, 2009
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at April 1, 2009	222,000	$7.83
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at June 30, 2009	222,000	$7.83	1.8	$83,000

Exercisable at June 30, 2009	222,000	$7.83	1.8	$83,000

Nine months ended June 30, 2009
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2008	222,000	$7.83
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at June 30, 2009	222,000	$7.83	1.8	$83,000

Exercisable at June 30, 2009	222,000	$7.83	1.8	$83,000

Total share-based compensation expense for equity-classified awards vested in the three and nine months ended June 30, 2009 was nil and $5,000, respectively, as compared to $7,000 and $28,000 during the three and nine months ended June 30, 2008, respectively.  There was no impact on income taxes as the expense relates to qualified options.

During the three and nine months ended June 30, 2009, no equity options were exercised.  Additionally, no equity options were exercised during the three months ended June 30, 2008.  The total intrinsic value of equity options exercised during the nine months ended June 30, 2008 was $1,047,000.

There was no disqualification of stock options in the three or nine months ended June 30, 2009.  Barnwell recorded tax benefits of $60,000 and $138,000 in the three and nine months ended June 30, 2008, respectively, related to employees’ disqualification of qualified stock options.  The tax benefits are reflected as increases in additional paid-in capital in the three and nine months ended June 30, 2008.

Liability-classified Awards

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three and nine months ended June 30, 2009 and 2008:

	Three and nine months ended June 30,
	2009	2008

Expected volatility range	45.8% to 57.1%	34.9% to 39.5%
Weighted-average volatility	49.5%	36.4%
Expected dividends	0.4% to 0.7%	1.8%
Expected term (in years)	5.4 to 8.9	6.4 to 9.9
Risk-free interest rate	2.9% to 3.4%	3.5% to 4.0%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three and nine months ended June 30, 2009 is presented below:

Three months ended June 30, 2009
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at April 1, 2009	496,000	$10.89
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at June 30, 2009	496,000	$10.89	7.7	$-

Exercisable at June 30, 2009	199,000	$10.10	6.8	$-

Nine months ended June 30, 2009
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2008	496,000	$10.89
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at June 30, 2009	496,000	$10.89	7.7	$-

Exercisable at June 30, 2009	199,000	$10.10	6.8	$-

Total share-based compensation expense (benefit) for liability-classified awards and the related income tax effects for the three and nine months ended June 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Share-based compensation
expense (benefit)	$46,000	$575,000	$(375,000)	$(115,000)

Income tax effect -
(benefit) provision	$(16,000)	$(198,000)	$127,000	$39,000

Included in share-based compensation for liability-classified awards for the three and nine months ended June 30, 2009 were $35,000 and $135,000, respectively, of compensation expense related to shares that vested during each respective period and an $11,000 expense and a $510,000 benefit, respectively, due to remeasurement at June 30, 2009 of the fair value of previously vested shares.  Included in share-based compensation for liability-classified awards for the three and nine months ended June 30, 2008 were $157,000 and $318,000, respectively, of compensation expense related to shares that vested during each respective period and a $418,000 expense and a $433,000 benefit, respectively, due to remeasurement at June 30, 2008 of the fair value of previously vested shares.

4.                                    REAL ESTATE HELD FOR SALE, DEPOSITS ON RESIDENTIAL PARCELS, RESIDENTIAL LOTS UNDER DEVELOPMENT AND INVESTMENT IN RESIDENTIAL PARCELS

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) is a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc. (“Nearco”), a company controlled by a former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 7 below).

Kaupulehu 2007 develops luxury turnkey residences for sale and invests in residential lots in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  At June 30, 2009, one luxury residence was complete and classified as real estate held for sale, a second home was nearing completion and classified as a residential lot under development, and two parcels were held for investment and classified as investment in residential parcels.

In December 2008, Kaupulehu 2007 assigned its last remaining right to purchase an additional lot in the Lot 4A Increment I area to an unrelated party.  As this assignment relieved Kaupulehu 2007 of its obligation to purchase the aforementioned parcel, Kaupulehu 2007 received a refund of its original $200,000 deposit for the lot in December 2008.

Kaupulehu 2007 capitalizes interest costs during development and construction and includes these costs in cost of sales when homes are sold.  Interest capitalized for the three and nine months ended June 30, 2009 totaled $30,000 and $253,000, respectively, and interest capitalized for the three and nine months ended June 30, 2008 totaled $98,000 and $286,000, respectively.

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of a former director of Barnwell and minority interest owner in certain of Barnwell’s ventures (see further discussion on related party interests at Note 7 below), under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that in addition to a fixed monthly fee, Mr. David Johnston and the building contractor will each receive 20% of the sales profit which is contingent on the sale of each of the two homes constructed by Kaupulehu 2007.

In accordance with SFAS No. 144, the Company records impairment losses on real estate held for sale, residential lots under development and residential parcels held for investment when events and circumstances indicate that the assets may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts.  If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations resulting in a decrease in the fair value of the aforementioned assets below carrying value, the Company will be required to record an impairment loss.

5.                                    INVESTMENT IN JOINT VENTURES

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell and 20%-owned by Nearco, a company controlled by a former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 7 below), owns a 1.5% passive minority interest in Hualalai Investors JV, LLC and Hualalai Investors II, LLC, owners of Hualalai Resort, and Kona Village Investors, LLC, owner of Kona Village Resort.  Kaupulehu Investors, LLC, accounts for its 1.5% passive investments under the cost method.  These investments are classified as investment in joint ventures at June 30, 2009 and September 30, 2008.

The Company recognizes impairment losses on its investment in joint ventures when a decrease in value of the investments has occurred that is other than temporary.  If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations, resulting in declines in the fair value of the aforementioned assets below carrying value that are other than temporary, the Company will be required to record an impairment loss.

6.                                    INVESTMENT IN LAND INTERESTS

In June 2009, Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest, closed a real estate transaction with WB KD Acquisition, LLC (“WB”) and WB KD Acquisition II, LLC (“WBKD”), entities unrelated to Barnwell, that modified the parties’ 2006 agreement for the development of the Increment II portion of the approximately 870 leasehold acre Lot 4A area located adjacent to Kona Village Resort and Hualalai Resort at Kaupulehu, North Kona, Hawaii (“Increment II”).  Increment II is currently planned for approximately 400 residential units.  The modified agreement reduces Kaupulehu Developments’ stated percentages to be received from the sale of residential lots or units.  Pursuant to the modified agreement, Kaupulehu Developments will be entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots or units, ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  The modified agreement contains a new provision by which Kaupulehu Developments is entitled to receive up to $8,000,000 in additional payments once the members of WBKD have received distributions equal to the capital they invested in the project.  There was no financial statement impact resulting from the June 2009 modification of the 2006 agreement.  Any future payments from WBKD under this agreement are contingent future profits which will be recognized when they are realized.

As a result of the modified agreement, WB and/or WBKD’s exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C has been extended until June 2015.  However, this right to negotiate will terminate in June 2013 if WB and/or WBKD have not completed any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C.

The land interests held by Barnwell at June 30, 2009 through Kaupulehu Developments include development rights under option, rights to receive payments from WB and WBKD resulting from the sale of lots and/or residential units within approximately 870 acres in the Kaupulehu area by WB and WBKD, and approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”) which is under a right of negotiation with WBKD.  Barnwell also holds lot acquisition rights in agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) through Kaupulehu Mauka Investors, LLC, a limited liability company wholly-owned by Barnwell.  There is no assurance that any future payments will be received, nor is there any assurance that WB and/or WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated for the Mauka Lands.  If the developer of the Mauka Lands is unable to obtain such required land use changes, development terms and agreements with respect to the Mauka Lands, and Barnwell is therefore unable to fully recover its investment in the Mauka Lands, we will incur an expense resulting from a write-off of the lot acquisition rights.  Barnwell’s cost of land interests is included under the caption investment in land interests and consists of the following amounts:

	June 30,	September 30,
	2009	2008
Leasehold land zoned conservation – Lot 4C	$50,000	$50,000
Lot acquisition rights – Mauka Lands	1,400,000	1,400,000

Total investment in land interests	$1,450,000	$1,450,000

In accordance with SFAS No. 144, the Company records impairment losses on its investment in leasehold land and lot acquisition rights when events and circumstances indicate that the investments may be impaired and when the cash flows estimated to be generated by those assets are less than their carrying amounts.  If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations resulting in a decrease in the fair value of the aforementioned assets below carrying value, the Company will be required to record an impairment loss.

7.                                    RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions involving Barnwell and Mr. Terry Johnston, a minority interest owner in certain of Barnwell’s business ventures and director of Barnwell until March 2, 2009, when his term ended.

Mr. Johnston and his affiliated entities indirectly own 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest.  The development rights and percentage of sales payment proceeds received during the nine months ended June 30, 2009 were reduced by fees of $53,000 and $13,000, respectively; these fees were paid to Nearco, a company controlled by Mr. Johnston.  There were no such fees paid during the three months ended June 30, 2009.  The development rights proceeds received during the three and nine months ended June 30, 2008 were reduced by fees to Nearco of $106,000 and $265,000, respectively, and the percentage of sales payment proceeds received during the three and nine months ended June 30, 2008 were reduced by fees to Nearco of $26,000 and $71,000, respectively.  Under agreements entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell’s wholly-owned subsidiary, Barnwell Hawaiian Properties, Inc., a 50.1% partner of Kaupulehu Developments, is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

Nearco has a 20% ownership interest in Kaupulehu 2007, a limited liability limited partnership that acquires house lots for investment and constructs turnkey single-family homes.  As noted in Note 4 above, Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  A significant provision of this agreement is that in addition to a fixed monthly fee, Mr. David Johnston will receive 20% of the sales profit which is contingent on the sale of each of the two homes constructed by Kaupulehu 2007.  Kaupulehu 2007 paid $32,000 and $94,000 in project management fees to Nearco for project management services during the three and nine months ended June 30, 2009, respectively, as compared to $32,000 and $62,000 during the three and nine months ended June 30, 2008, respectively.  Project management fees are capitalized as they are associated with the development and construction of a real estate project.

Kaupulehu 2007 has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, with Mr. Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 8 below).

General and administrative expenses include fees paid to Nearco for services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco by Kaupulehu Developments totaled $9,000 and $35,000, before minority interest, during the three and nine months ended June 30, 2009, respectively, and $9,000 and $54,000, before minority interest, during the three and nine months ended June 30, 2008, respectively.

8.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of June 30, 2009 and September 30, 2008 is as follows:

	June 30,	September 30,
	2009	2008
Canadian revolving credit facility	$16,075,000	$15,000,000
Real estate revolving credit facility	15,636,000	11,217,000

	31,711,000	26,217,000

Less: current portion	(6,931,000)	-

Total long-term debt	$24,780,000	$26,217,000

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2009 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$17,204,000 at the June 30, 2009 exchange rate.  At June 30, 2009, borrowings under this facility were US$16,075,000 and unused credit available under this facility was approximately US$1,129,000.

The facility is available in U.S. dollars at the London Interbank Offer Rate plus 3.5%, at U.S. prime plus 2.5%, or in Canadian dollars at Canadian prime plus 2.5%.  A standby fee of 1.0% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $70,000 Canadian dollars as a condition to renew the facility.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2010.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of the existing agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2010, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2010.  As no debt repayments will be required on or before June 30, 2010, the entire outstanding loan balance at June 30, 2009 is classified as long-term debt.

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

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, has a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 finances four parcels and the costs of home construction.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  The term of the loan is 36 months and advances may not exceed: (i) 75% of the appraised as-is value of each parcel, or (ii) 80% of the appraised value of the completed home and parcel for each home under construction.  The interest rate available for borrowings under this facility is a floating rate equal to the financial institution’s floating base rate or the one-month London Interbank Offer Rate plus 2.50%.

Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot; the loan agreement defines net sales proceeds as the gross sales price of the home and lot, less reasonable real estate commissions, closing costs, and fees of the building contractor and project manager, as approved by the financial institution.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes to be built.  Borrowings under the facility are subject to a loan advance limitation based on the appraised value of the underlying security.  The loan advance limitation may be reduced as a result of a decrease in appraised value of the underlying security.  If borrowings under the facility exceed the loan advance limitation, Barnwell will be required to make debt repayments in the amount of the excess.  At June 30, 2009, borrowings under Kaupulehu 2007’s revolving credit facility were $15,636,000 and unused credit available under this facility was approximately $364,000.  The facility expires in December 2010.  One turnkey home is currently available for sale and is reflected as a current asset, and an equivalent amount of debt has been classified as a current liability.  The remainder of the borrowings under Kaupulehu 2007’s revolving facility is classified as long-term debt.

Kaupulehu 2007 capitalizes interest costs on residential lots under development while development and construction is in progress and includes these costs in cost of sales when homes are sold.  Interest costs for the three and nine months ended June 30, 2009 and 2008 are summarized as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest costs incurred	$277,000	$355,000	$854,000	$1,120,000
Less interest costs capitalized on residential lots under development and real estate held for sale	30,000	98,000	253,000	286,000

Interest expense	$247,000	$257,000	$601,000	$834,000

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Oil and natural gas	$5,927,000	$14,646,000	$19,187,000	$36,239,000
Land investment	-	2,066,000	1,034,000	5,272,000
Contract drilling	1,420,000	2,674,000	3,643,000	7,267,000
Residential real estate	-	443,000	-	443,000
Other	116,000	466,000	624,000	921,000
Total before interest income	7,463,000	20,295,000	24,488,000	50,142,000
Interest income	5,000	61,000	73,000	181,000
Total revenues	$7,468,000	$20,356,000	$24,561,000	$50,323,000

Depreciation, depletion, and amortization:
Oil and natural gas	$2,496,000	$3,578,000	$8,763,000	$10,682,000
Contract drilling	102,000	107,000	307,000	287,000
Other	38,000	45,000	114,000	140,000
Total depreciation, depletion, and amortization	$2,636,000	$3,730,000	$9,184,000	$11,109,000

Reduction of carrying value of oil and natural gas properties:
Oil and natural gas	$4,260,000	$-	$26,348,000	$-

Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(2,969,000)	$8,461,000	$(22,960,000)	$18,018,000
Land investment, net of minority interest	-	1,614,000	808,000	4,119,000
Contract drilling	248,000	401,000	149,000	1,037,000
Residential real estate, net of minority interest	-	354,000	-	354,000
Other	78,000	421,000	510,000	781,000
Total operating (loss) profit	(2,643,000)	11,251,000	(21,493,000)	24,309,000

General and administrative expenses, net of minority interest	(2,065,000)	(4,147,000)	(5,982,000)	(10,308,000)
Bad debt recovery (expense)	129,000	(608,000)	(465,000)	(608,000)
Interest expense, net of minority interest	(228,000)	(248,000)	(571,000)	(805,000)
Interest income	5,000	61,000	73,000	181,000
(Loss) earnings before income taxes	$(4,802,000)	$6,309,000	$(28,438,000)	$12,769,000

10.       INCOME TAXES

The components of the income tax (benefit) provision for the three and nine months ended June 30, 2009 and 2008 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Current	$11,000	$2,730,000	$(268,000)	$5,564,000
Deferred	(1,578,000)	46,000	(8,362,000)	(1,332,000)

	$(1,567,000)	$2,776,000	$(8,630,000)	$4,232,000

Barnwell’s effective consolidated income tax benefit rate for the three and nine months ended June 30, 2009 was approximately 33% and 30%, respectively.  This rate is lower than the expected statutory U.S. rate of 35% as it reflects the estimation that it is not more likely than not that Barnwell will realize an incremental U.S. tax benefit over the foreign tax benefit related to temporary differences arising from depletion of Canadian oil and natural gas properties.

Included in the income tax provision for the nine months ended June 30, 2008 is a $909,000 reduction of the net deferred tax liability due to a reduction in Canadian federal tax rates.  During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15.0%, respectively.  Excluding the impact of the decrease in Canadian federal tax rates, Barnwell’s effective consolidated income tax rate for the nine months ended June 30, 2008 was approximately 40%.  There was no reduction in Canadian federal tax rates in the three and nine months ended June 30, 2009 or three months ended June 30, 2008.

In January 2008, the U.S. Internal Revenue Service notified Barnwell that it would examine Barnwell’s U.S. consolidated income tax return for fiscal 2006.  That examination has been concluded with no changes to the return.

There were no significant changes in unrecognized tax benefits in the three and nine months ended June 30, 2009.  Unrecognized tax benefits consist primarily of Canadian federal and provincial audit issues that involve the timing of oil and natural gas capital expenditure deductions and transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits and any offsetting foreign tax credit benefits may significantly increase or decrease within the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of June 30, 2009.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2006 – 2008
Various U.S. states	2006 – 2008
Canada federal	2001 – 2008
Various Canadian provinces	2001 – 2008

11.                            RETIREMENT PLANS

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans for the three and nine months ended June 30, 2009 and 2008:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost	$45,000	$51,000	$7,000	$9,000	$2,000	$2,000
Interest cost	75,000	70,000	12,000	10,000	12,000	13,000
Expected return on plan assets	(63,000)	(76,000)	-	-	-	-
Amortization of prior service cost	2,000	1,000	1,000	1,000	34,000	34,000
Amortization of net actuarial loss (gain)	6,000	5,000	-	2,000	(6,000)	(1,000)

Net periodic benefit cost	$65,000	$51,000	$20,000	$22,000	$42,000	$48,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost	$134,000	$151,000	$21,000	$25,000	$6,000	$7,000
Interest cost	225,000	209,000	34,000	32,000	38,000	39,000
Expected return on plan assets	(186,000)	(229,000)	-	-	-	-
Amortization of prior service cost	4,000	4,000	3,000	3,000	102,000	102,000
Amortization of net actuarial loss (gain)	17,000	15,000	-	5,000	(20,000)	(3,000)

Net periodic benefit cost	$194,000	$150,000	$58,000	$65,000	$126,000	$145,000

Barnwell did not make a contribution to the Pension Plan during the three and nine months ended June 30, 2009 and estimates that it will contribute approximately $250,000 to the Pension Plan during the fourth quarter of fiscal 2009.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2009 and expected payments under the SERP for fiscal 2009 are not significant.

12.                            SHARE REPURCHASE PROGRAM

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  During the three months ended December 31, 2008, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.  There was no share repurchase authorization, and accordingly no shares repurchased, during the second and third quarters of fiscal 2009.

13.                            FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and payables to joint interest owners approximate their carrying values due to the short-term nature of the instruments.  The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

14.                            OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  At June 30, 2009, net capitalized costs exceeded the ceiling limitation.  As such, during the third quarter of fiscal 2009, Barnwell reduced the carrying value of its oil and natural gas properties by $4,260,000, which reduced net earnings by $3,000,000.  The current quarter’s reduction of the carrying value of oil and natural gas properties, combined with the second quarter’s reduction of $22,088,000 (approximately $15,556,000 net of income taxes), resulted in a reduction of $26,348,000 (approximately $18,556,000 net of income taxes) for the nine months ended June 30, 2009.  No such reduction was recorded during the three and nine months ended June 30, 2008.

The following table summarizes the market prices, adjusted for market differentials, used to calculate the ceiling value of Barnwell’s reserves at June 30, 2009, March 31, 2009, and September 30, 2008:

	June 30,	March 31,	September 30,
	2009	2009	2008
Natural Gas (MCF)*	$2.64	$2.94	$5.94
Oil (Bbls)**	$60.02	$46.36	$92.76
Liquids (Bbls)**	$40.39	$34.45	$56.59

*             MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**           Bbl = stock tank barrel equivalent to 42 U.S. gallons

The reduction of the carrying value of oil and natural gas properties is reported in the Condensed Consolidated Statements of Operations.  Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.   Further declines in oil, natural gas and natural gas liquids prices from June 30, 2009 levels will result in additional future reductions in the carrying value of our oil and natural gas properties in the absence of offsetting changes.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment to Accounting Research Bulletin No. 51.”  SFAS No. 160 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the

Consolidated Statements of Operations; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning on or after December 15, 2008.  Barnwell’s management is currently evaluating the impact of these provisions on Barnwell’s results of operations, financial condition and liquidity.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles.  SFAS No. 162 became effective for the Company on November 15, 2008.  The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements.  In June 2009, SFAS No. 162 was replaced by SFAS No. 168.  See further discussion below.

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

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP requires publicly traded companies to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods.  Additionally, we will be required to provide quantitative and qualitative information about fair value estimates for all financial instruments not measured in the Condensed Consolidated Balance Sheets at fair value.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP 107-1 and APB 28-1 became effective for the Company on April 1, 2009.  The adoption of FSP 107-1 and APB 28-1 did not have a material impact on Barnwell’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  This FSP clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales.

FSP FAS 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction.  It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive.  FSP FAS 157-4 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  FSP FAS 157-4 became effective for the Company on April 1, 2009.  The adoption of FSP FAS 157-4 did not have a material impact on Barnwell’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This statement became effective for the Company during the current quarter.  The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.”  This standard replaces SFAS No. 162 and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative.  SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants.  All nongrandfathered non-SEC accounting literature not included in the Codification will be deemed nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  As the Codification is not intended to change or alter existing U.S. GAAP, adoption of SFAS No. 168 is not expected to have any impact on our consolidated financial position or results of operations.  However, upon implementation of SFAS No. 168, all references made to U.S. GAAP will use the new Codification numbering system prescribed by the FASB.

16.       INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$608,000	$763,000
Income taxes	$2,637,000	$2,349,000

Supplemental disclosure of non-cash investing and financing activities:
Interest financed and not paid in cash	$-	$68,000
Long-term debt borrowings refinanced	$-	$6,600,000
Debt assumed in purchase of residential parcel held for investment	$-	$2,178,000
Reduction in related party loan with corresponding increase in minority interest liability	$-	$382,000
Reduction in deposits on residential parcels with corresponding increase in accounts receivable	$-	$400,000
Reduction in deposits on residential parcels with corresponding increase in investment in residential parcels	$-	$200,000

During the nine months ended June 30, 2008, 40,000 stock options were exercised by tendering 5,200 shares of Barnwell stock at a market value of $14.95 per share plus $1,000 of cash, resulting in a $20,000 increase in common stock, a $59,000 increase in additional paid-in capital and a $78,000 increase in treasury stock.

During the nine months ended June 30, 2009 and 2008, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $26,000 and $239,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development decreased $2,177,000 and increased $3,038,000 during the nine months ended June 30, 2009 and 2008, respectively.

During the nine months ended June 30, 2009 and 2008, accruals related to residential lots under development increased $24,000 and $793,000, respectively.

17.                            SUBSEQUENT EVENTS

The Company’s management evaluated subsequent events through the date this Quarterly Report on Form 10-Q was issued and filed with the SEC, which was August 13, 2009.  There were no subsequent events that required recognition or disclosure.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

The Company evaluates the recoverability of assets to determine whether or not a reduction in the carrying value of such assets is required.  Such evaluations require subjective judgments, estimates and assumptions, and actual results could differ significantly from those estimates.  Oil and natural gas properties are evaluated quarterly utilizing a “ceiling” limitation test.  Real estate assets and land investments are evaluated to determine whether or not events or circumstances indicate that the carrying amount may not be recoverable.  Investments in joint ventures are evaluated for impairment whenever there is evidence of a loss in value which is other than temporary.

Evaluation of the fair value of real estate assets and land investments requires management to make assumptions and utilize judgments to estimate factors such as, but not limited to, the timing and amount of future cash flows, uncertainty about future events, changes in economic conditions and operating performance, and other relevant information.  Evaluation of the fair value of investments in joint ventures include the above as well as the ability and intent to hold the asset for a sufficient period of time to allow for anticipated recovery in fair value.

Further discussions of our critical accounting policies and estimates are contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, or elsewhere in this Form 10-Q.

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

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, within and adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  A former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliated entities indirectly own 19.3% of Kaupulehu Developments.  Refer to Note 7 of the “Notes to Condensed Consolidated Financial Statements” for further discussion on related party interests.

Kaupulehu Developments’ interests include the following:

•                Development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club which are under option to a developer.  As of June 30, 2009, the development rights are under option for $5,312,000, comprised of two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.

•                The right to receive payments resulting from the sale of lots and/or residential units within approximately 870 acres in the Kaupulehu area by other developers.

•                Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu area located adjacent to the 870 acres described above.  Kaupulehu Developments has an agreement which provides a potential developer with the exclusive right to negotiate with Kaupulehu Developments with respect to these 1,000 acres.  This right expires in June 2015 or, in June 2013 if the developer has not completed any and all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of the 1,000 acres.

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

Residential Real Estate Segment

Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership, which acquires house lots for investment and constructs turnkey single-family homes for sale.  A former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliates have a 20% interest in Kaupulehu 2007.  Refer to Note 7 of the “Notes to Condensed Consolidated Financial Statements” for further discussion on related party interests.

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

Business Environment

Our primary operations are concentrated in the state of Hawaii and in Canada.  Accordingly, our business performance is directly affected by macroeconomic conditions in those areas, as well as general economic conditions of the U.S. and world economies.

Widespread national and international concern over instability in the credit and capital markets continued during recent months with unprecedented market volatility and disruption in the U.S. and world economies.  The current recession that we are now experiencing differentiates recent months from years past with higher unemployment levels, steep declines in the stock market, collapses and government bail-outs of financial institutions, further deterioration in consumer confidence, and reduced consumer spending.  All of the Company’s business segments have been adversely impacted by these changes.

According to the State of Hawaii Department of Business, Economic Development and Tourism’s (“DBEDT”) 2nd Quarter 2009 Quarterly Statistical & Economic Report, Hawaii’s economy continued to slow through the first quarter of 2009, primarily due to worsening national economic conditions and the decline of visitor industry activity.  DBEDT expects that the remainder of 2009 will bring reduced visitor counts and spending, increased unemployment rates, and slower construction activity.  The aforementioned factors have had, and will presumably continue to have, an unfavorable impact on Barnwell’s operations through fiscal 2009 and into fiscal 2010.

To combat the tough economic conditions, the Company has implemented cost containment programs including reductions in capital expenditures, management and staff compensation costs, and other general and administrative expenditures.

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on existing oil and natural gas prices.  Historically, oil and natural gas prices have been extremely volatile.  Oil and natural gas prices hit historic high levels in recent years and during the latter half of fiscal 2008.  Beginning in the fourth quarter of fiscal 2008 through the date of this filing, oil and natural gas prices have fallen sharply from their record levels.  Natural gas prices for Barnwell, based on quarterly averages during the three years ended June 30, 2009, have ranged from a low of $3.19 per thousand cubic feet (the average price for the current quarter) to a high of $9.70 per thousand cubic feet (the average price for the quarter ended June 30, 2008).  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $35.20 per barrel (the average price for the quarter ended March 31, 2009) to a high of $117.22 per barrel (the average price for the quarter ended June 30, 2008).  Although oil prices have increased from March 2009 levels, natural gas prices have continued to be weak during the three months ended June 30, 2009 and into July 2009.  Continued or extended declines in prices for oil and natural gas could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

In response to the significant declines in oil and natural gas prices and general economic conditions, the Company has significantly reduced oil and natural gas capital expenditures and expects to hold such capital expenditures at reduced levels through the remainder of fiscal 2009 and possibly into fiscal 2010.  Reduced capital expenditures, if significant and/or continued, will likely result in a reduction in reserve volumes and oil and natural gas production.

Land Investment and Residential Real Estate Segments

In prior years, Hawaii’s economy experienced positive growth and the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments’ leasehold interests are located and Kaupulehu 2007 is building homes, experienced strong demand for high end residential real estate.  However, beginning in fiscal 2008 and into fiscal 2009, the economic recession caused sales prices and activity within the Kaupulehu area to be significantly lower than original expectations.  Due to sharp declines in demand for luxury real estate, we expect revenues from real estate sales through 2010 to be lower than in previous years.  This may adversely affect our operating results, financial condition, and liquidity and cash flows.  Additionally, the value of the Mauka Lands is impacted by development activity and real estate values in the surrounding area.  If declines in development activity, development feasibility or real estate values in the surrounding area result in a decline in the value of the Company’s lot acquisition rights within the Mauka Lands to below its carrying value, the Company will be required to record an impairment loss.

One of Kaupulehu 2007’s two turnkey luxury homes is complete and available for sale, and the second home currently under construction is anticipated to be completed in September 2009.  Our ability to sell the completed residences and/or lots held for investment is contingent upon the strength of the luxury real estate market.  Because of the economic recession we are currently facing, it may take an extended period of time to sell the homes and/or lots and sales prices could be lower than our current estimates.  Barnwell will have cash outflows such as interest, maintenance, property taxes, and other holding costs until the homes and lots are sold.

Barnwell’s $16,000,000 real estate revolving credit facility expires in December 2010.  If the economy remains weak or worsens and we are unable to sell the homes and/or lots by the time the facility becomes due, it is possible that we will be unable to meet our debt obligations.  If that is the case, we may be required to refinance the debt, secure alternative financing, reduce fiscal 2010 oil and natural gas capital expenditures, liquidate assets, or take other necessary actions in order to make any required repayments.  Such actions could have negative impacts on our operations and financial condition.

Contract Drilling Segment

Demand for water well drilling and/or pump installation services is volatile and dependent upon land development activities within the state of Hawaii.  According to the DBEDT 2nd Quarter 2009 Quarterly Statistical & Economic Report, substantial declines in the number of construction jobs, value of private building authorizations, value of government contracts awarded, median sales prices for both single family homes and condominiums, and the number of single family and condominium units sold during the first quarter of 2009 indicate slower construction activity.

Investment in Joint Ventures

As mentioned above, no growth is expected for Hawaii’s economy during 2009.  This is highlighted by such factors as reduced visitor counts and spending, increased unemployment rates, and slower construction activity.

According to DBEDT’s 2nd Quarter 2009 Quarterly Statistical & Economic Report, tourism activity in Hawaii declined sharply during the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.  Both number of visitor arrivals and hotel occupancy rates were down.  Visitor arrivals, visitor days and visitor spending are forecasted to decline through 2009.  In addition, beginning in fiscal 2008 and into fiscal 2009, the economic recession caused real estate sales within the Hualalai Resort area to be lower than original expectations.  Further deterioration of these conditions and continued reduced tourism and real estate sales activity could result in a sustained decrease in the value of our investment in these joint ventures, which may require us to record a write-down of these investments.

Results of Operations

Summary

In the three and nine months ended June 30, 2009, Barnwell recorded non-cash reductions of the carrying value of oil and natural gas properties of $4,260,000 (approximately $3,000,000 net of income taxes) and $26,348,000 (approximately $18,556,000 net of income taxes), respectively.  The reductions were primarily due to a significant decline in the price of natural gas.  At June 30, 2009, natural gas prices declined even further from March 31, 2009 prices.  This decrease was partially offset by an increase in the price for oil and to a lesser extent an increase in the price for natural gas liquids for the same period.

The following table summarizes the market prices, adjusted for market differentials, used to calculate the ceiling value of Barnwell’s reserves at June 30, 2009, March 31, 2009, and September 30, 2008:

	June 30,	March 31,	September 30,
	2009	2009	2008
Natural Gas (MCF)*	$ 2.64	$ 2.94	$ 5.94
Oil (Bbls)**	$ 60.02	$ 46.36	$ 92.76
Liquids (Bbls)**	$ 40.39	$ 34.45	$ 56.59

*	MCF = 1,000 cubic feet. Natural gas price per unit is net of pipeline charges.
**	Bbl = stock tank barrel equivalent to 42 U.S. gallons

Under the full cost method of accounting, prices as of the end of the quarter are used to determine the maximum carrying value of oil and natural gas properties.  The full cost method assumes constant prices over the productive life of the underlying oil and natural gas reserves, and its results do not necessarily reflect the true fair value of the underlying reserves as commodity prices are volatile and subject to changes in economic conditions and market forces over time.  Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.  Further declines in oil, natural gas and natural gas liquids prices from June 30, 2009 levels will result in additional reductions in the carrying value of our oil and natural gas properties in the absence of offsetting changes.  If oil and natural gas prices do not increase sufficiently from the levels of the quarter ended June 30, 2009, and if there are no or insufficient revenues from land investment segment sales or other sources, the Company will incur additional losses during the fourth quarter.

For the three months ended June 30, 2009, Barnwell reported a net loss totaling $3,235,000, a $6,768,000 decrease from net earnings of $3,533,000 for the three months ended June 30, 2008.  This decrease was largely attributable to the following items:

•	The aforementioned non-cash reduction of the carrying value of oil and natural gas properties of $4,260,000 (approximately $3,000,000 net of income taxes); and

•

Decrease of $7,170,000 before taxes in oil and natural gas segment operating profit (excluding the impact of the reduction in carrying value of oil and natural gas properties discussed above), due primarily to lower prices received for all petroleum products.

The aforementioned items were partially offset by a $2,107,000 decrease, before income taxes, in general and administrative expenses.

For the nine months ended June 30, 2009, Barnwell reported a net loss totaling $19,808,000, a $28,345,000 decrease from net earnings of $8,537,000 for the nine months ended June 30, 2008.  This decrease was largely due to the following items:

•	The aforementioned non-cash reduction of the carrying value of oil and natural gas properties of $26,348,000 (approximately $18,556,000 net of income taxes);

•

Decrease of $14,630,000 before taxes in oil and natural gas segment operating profit (excluding the impact of the reduction in carrying value of oil and natural gas properties discussed above), due primarily to lower prices received for all petroleum products;

•	Decreased land investment segment operating profits before income taxes of $3,311,000 due to decreased receipts of development rights option payments and percentage of sales payments; and

•	The prior year period included a deferred income tax benefit of $909,000 resulting from a decrease in Canadian federal income tax rates; there was no such benefit in the current year period.

The aforementioned items were partially offset by a $4,403,000 decrease, before income taxes, in general and administrative expenses.

General

In addition to U.S. operations, Barnwell conducts operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 13% and 17% in the three and nine months ended June 30, 2009, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 8% and decreased 9% at June 30, 2009 as compared to March 31, 2009 and September 30, 2008, respectively.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net (loss) earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2009 was $2,850,000, a $2,513,000 increase from the $337,000 other comprehensive income due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2009 was $3,807,000, a $2,970,000 increase from the $837,000 other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.

Foreign currency transaction gains and losses were not material in the three and nine months ended June 30, 2009 and 2008 and are reflected in general and administrative expenses.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollar.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three and nine months ended June 30, 2009 as compared to the same periods of the prior year.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended
	June 30,		Decrease
	2009	2008	$	%
Natural Gas (MCF)*	$ 3.19	$ 9.70	$ (6.51)	(67%)
Oil (Bbls)**	$ 51.77	$ 117.22	$ (65.45)	(56%)
Liquids (Bbls)**	$ 20.95	$ 66.08	$ (45.13)	(68%)

	Average Price Per Unit
	Nine months ended
	June 30,		Decrease
	2009	2008	$	%
Natural Gas (MCF)*	$ 4.18	$ 7.72	$ (3.54)	(46%)
Oil (Bbls)**	$ 44.84	$ 96.18	$ (51.34)	(53%)
Liquids (Bbls)**	$ 23.57	$ 57.04	$ (33.47)	(59%)

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2009	2008	Units	%
Natural Gas (MCF)*	895,000	832,000	63,000	8%
Oil (Bbls)**	43,000	41,000	2,000	5%
Liquids (Bbls)**	20,000	24,000	(4,000)	(17%)

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2009	2008	Units	%
Natural Gas (MCF)*	2,630,000	2,530,000	100,000	4%
Oil (Bbls)**	130,000	119,000	11,000	9%
Liquids (Bbls)**	74,000	82,000	(8,000)	(10%)

*	MCF = 1,000 cubic feet. Natural gas price per unit is net of pipeline charges.
**	Bbl = stock tank barrel equivalent to 42 U.S. gallons

On October 25, 2007, the Alberta Government announced a New Royalty Framework (“NRF”) that took effect on January 1, 2009.  The NRF changes royalty rates on conventional oil and natural gas production to be both price-sensitive and production-sensitive, and may increase up to a maximum of 50%.  The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Approximately 99% of Barnwell’s gross revenues are derived from properties located within Alberta.

Oil and natural gas revenues decreased $8,719,000 (60%) for the three months ended June 30, 2009, as compared to the same period in the prior year, primarily due to significant decreases in natural gas, oil and natural gas liquids prices, which decreased 67%, 56% and 68%, respectively, as compared to the same period in the prior year.

Oil and natural gas revenues decreased $17,052,000 (47%) for the nine months ended June 30, 2009, as compared to the same period in the prior year, primarily due to significant decreases in natural gas, oil and natural gas liquids prices, which decreased 46%, 53% and 59%, respectively, as compared to the same period in the prior year.

Net natural gas production for the three and nine months ended June 30, 2009 increased 8% and 4%, respectively, as compared to the same periods in the prior year.  The increases were due to decreases in royalty rates resulting from lower prices and the NRF, as well as favorable annual royalty adjustments received from the Alberta government.  Gross natural gas production for the three and nine months ended June 30, 2009 decreased 5% and 2%, respectively, as compared to the same periods in the prior year.

Net oil production increased 5% and 9% for the three and nine months ended June 30, 2009, respectively, as compared to the same periods in the prior year due primarily to decreases in royalty rates resulting from lower prices and the NRF.  Gross oil production for the three and nine months ended June 30, 2009 decreased 4% and increased 5%, respectively, as compared to the same periods in the prior year.

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

Oil and natural gas operating expenses decreased $467,000 (18%) and $503,000 (7%) for the three and nine months ended June 30, 2009, respectively, as compared to the same periods in the prior year.  The decrease for the three month period was due primarily to a 13% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.  The decrease for the nine month period was due to a 17% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar, partially offset by higher utility costs and higher than usual workover activity which resulted in higher repairs and maintenance costs.

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

Revenues, minority interest in earnings and operating profit related to sales of development rights under option for the three and nine months ended June 30, 2009 and 2008 are summarized as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Sale of development rights under option:
Proceeds	$-	$1,770,000	$886,000	$4,426,000
Fees	-	106,000	53,000	265,000
Revenues - sale of development rights, net	-	1,664,000	833,000	4,161,000
Minority interest in earnings	-	364,000	182,000	910,000

Operating profit - Sale of development rights, net	$-	$1,300,000	$651,000	$3,251,000

There were no sales of development rights in the three months ended June 30, 2009.

The decrease in proceeds from the sale of development rights during the three and nine months ended June 30, 2009 as compared to the same periods in the prior year is due to the timing of receipt of proceeds of scheduled development right options.  In the prior year, $1,770,000 of the $2,656,000 development rights option due on December 31, 2008 was received early, in May 2008.  Accordingly, only the remaining portion of $886,000 was received in the first quarter of fiscal 2009.  During the nine months ended June 30, 2008, in addition to the early receipt of the aforementioned $1,770,000, the entire $2,656,000 development rights option due on December 31, 2007 was received in the first quarter of fiscal 2008.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The total amount of remaining future option receipts, if all options are fully exercised, is $5,312,000 as of June 30, 2009, comprised of two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

The following table summarizes the sales proceeds received from WB KD Acquisition, LLC (“WB”), an unrelated entity, and related minority interest in earnings and operating profit for the three and nine months ended June 30, 2009 and 2008:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Sale of interest in leasehold land:
Proceeds	$-	$428,000	$214,000	$1,182,000
Fees	-	26,000	13,000	71,000
Revenues - sale of interest in leasehold land, net	-	402,000	201,000	1,111,000
Minority interest in earnings	-	88,000	44,000	243,000

Operating profit - Sale of interest in leasehold land, net	$-	$314,000	$157,000	$868,000

WB sold one single-family lot in Increment I in the nine months ended June 30, 2009 and paid Kaupulehu Developments a percentage of sales payment of $214,000.  There were no sales of single-family lots, and accordingly no percentage of sales payment proceeds received, during the three months ended June 30, 2009.  In the three and nine months ended June 30, 2008, WB sold two and four lots, respectively, and paid Kaupulehu Developments percentage of sales payments of $428,000 and $1,182,000, respectively.  There is no assurance that any future payments will be received.

Contract drilling

Contract drilling revenues and costs decreased $1,254,000 (47%) and $1,096,000 (51%), respectively, for the three months ended June 30, 2009, as compared to the same period in the prior year.  The contract drilling segment generated a $248,000 operating profit before general and administrative expenses in the three months ended June 30, 2009, a decrease of $153,000 as compared to the same period of the prior year, primarily due to decreased well drilling activity in the current quarter.

Contract drilling revenues and costs decreased $3,624,000 (50%) and $2,756,000 (46%), respectively, for the nine months ended June 30, 2009, as compared to the same period in the prior year.  The contract drilling segment generated a $149,000 operating profit before general and administrative expenses in the nine months ended June 30, 2009, a decrease of $888,000 as compared to the same period of the prior year, primarily due to decreased well drilling activity in the current year period.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

Gas processing and other

Gas processing and other income decreased $849,000 (88%) and $848,000 (55%) for the three and nine months ended June 30, 2009, respectively, as compared to the same periods in the prior year.  The prior year periods included gains of $443,000 from the sale of lot purchase rights by the residential real estate segment and $260,000 which represented insurance proceeds received on the involuntary conversion of an incapacitated drill rig that had been fully depreciated; no such revenues were received in the current year periods.

General and administrative expenses

General and administrative expenses decreased $2,107,000 (50%) for the three months ended June 30, 2009, as compared to the same period in the prior year.  The decrease was primarily attributable to i) an $892,000 decrease in current compensation costs due to reductions in compensation for both management and staff, ii) a $556,000 decrease in long-term incentive plan costs, iii) a $343,000 decrease in professional services, and iv) a $310,000 decrease due to a 13% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.

General and administrative expenses decreased $4,403,000 (42%) for the nine months ended June 30, 2009, as compared to the same period in the prior year.  The decrease was primarily attributable to i) a $2,125,000 decrease in current compensation costs due to reductions in compensation for both management and staff, ii) a $686,000 decrease in professional services, iii) a $530,000 decrease due to a 17% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar, iv) a $454,000 decrease in long-term incentive plan costs, and v) a $244,000 decrease in travel and entertainment costs.

Bad debt expense

Bad debt expense decreased $737,000 (121%) for the three months ended June 30, 2009, as compared to the same period in the prior year.  The decrease was attributable to a $608,000 bad debt expense recorded in the prior year period associated with the bankruptcy of SemGroup, L.P. as compared to the recovery of $129,000 during the current year period.

Bad debt expense decreased $143,000 (24%) for the nine months ended June 30, 2009, as compared to the same period in the prior year, due to the recovery of $234,000 of previously reserved receivables, partially offset by an increase in bad debt provisions, in the current year period.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization decreased $1,094,000 (29%) for the three months ended June 30, 2009, as compared to the same period in the prior year, due primarily to a 13% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar coupled with a 27% decrease in the depletion rate.

Depreciation, depletion, and amortization decreased $1,925,000 (17%) for the nine months ended June 30, 2009, as compared to the same period in the prior year, due primarily to a 17% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar coupled with a 4% decrease in the depletion rate.

The lower depletion rate for both the three and nine months ended June 30, 2009 is due to the current year reduction of the carrying value of oil and natural gas properties.  The reduction of the carrying value of oil and natural gas properties for the nine months ended June 30, 2009 is estimated to result in a lower depletion rate during the fourth quarter as compared to the first nine months of the fiscal year in the absence of any offsetting impacts resulting from future activity or revisions of reserve volumes.

Reduction of carrying value of oil and natural gas properties

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.

At June 30, 2009, net capitalized costs exceeded the ceiling limitation.  As such, during the third quarter of fiscal 2009, Barnwell reduced the carrying value of its oil and natural gas properties by $4,260,000, which reduced net earnings by $3,000,000.  The current quarter’s reduction of the carrying value of oil and natural gas properties, combined with the second quarter’s reduction of $22,088,000 (approximately $15,556,000 net of income taxes), resulted in a reduction of $26,348,000 (approximately $18,556,000 net of income taxes) for the nine months ended June 30, 2009.  No such reduction was recorded during the three and nine months ended June 30, 2008.

The reductions were due to a significant decline in prices.  The following table summarizes the market prices, adjusted for market differentials, used to calculate the ceiling value of Barnwell’s reserves at June 30, 2009, March 31, 2009, and September 30, 2008:

	June 30,	March 31,	September 30,
	2009	2009	2008
Natural Gas (MCF)*	$2.64	$2.94	$5.94
Oil (Bbls)**	$60.02	$46.36	$92.76
Liquids (Bbls)**	$40.39	$34.45	$56.59

*     MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Under the full cost method of accounting, prices as of the end of the quarter are used to determine the maximum carrying value of oil and natural gas properties.  The full cost method assumes constant prices over the productive life of the underlying oil and natural gas reserves, and its results do not necessarily reflect the true fair value of the underlying reserves as commodity prices are volatile and subject to changes in economic conditions and market forces over time.  Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.  Further declines in oil, natural gas and natural gas liquids prices from June 30, 2009 levels will result in additional future reductions in the carrying value of our oil and natural gas properties in the absence of offsetting changes.

Interest expense

Interest expense decreased $10,000 (4%) for the three months ended June 30, 2009 as compared to the same period in the prior year.  Interest incurred decreased primarily due to lower average interest rates, partially offset by higher average loan balances.  This decrease was also partially offset by a decrease in the amount of interest capitalized due to the completion of development of residential homes in the current quarter, leaving interest expense essentially unchanged.

Interest expense decreased $233,000 (28%) for the nine months ended June 30, 2009 as compared to the same period in the prior year.  Interest incurred decreased primarily due to lower average interest rates, partially offset by higher average loan balances.  This decrease was also partially offset by a decrease in the amount of interest capitalized due to the completion of development of residential homes in the current quarter, leaving a $233,000 decrease in interest expense.

Interest costs for the three and nine months ended June 30, 2009 and 2008 are summarized as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest costs incurred	$277,000	$355,000	$854,000	$1,120,000
Less interest costs capitalized on residential lots under development and real estate held for sale	30,000	98,000	253,000	286,000
Interest expense	$247,000	$257,000	$601,000	$834,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the decrease in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

Barnwell’s effective consolidated income tax benefit rate for the three and nine months ended June 30, 2009 was approximately 33% and 30%, respectively.  This rate is lower than the expected statutory U.S. rate of 35% as it reflects the estimation that it is not more likely than not that Barnwell will realize an incremental U.S. tax benefit over the foreign tax benefit related to temporary differences arising from depletion of Canadian oil and natural gas properties.

Included in the income tax provision for the nine months ended June 30, 2008 is a $909,000 reduction of the net deferred tax liability due to a reduction in Canadian federal tax rates.  During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15.0%, respectively.  Excluding the impact of the decrease in Canadian federal tax rates, Barnwell’s effective consolidated income tax rate for the nine months ended June 30, 2008 was approximately 40%.  There was no reduction in Canadian federal tax rates in the three and nine months ended June 30, 2009 or three months ended June 30, 2008.

In January 2008, the U.S. Internal Revenue Service notified Barnwell that it would examine Barnwell’s U.S. consolidated income tax return for fiscal 2006.  That examination has been concluded with no changes to the return.

There were no significant changes in unrecognized tax benefits in the three and nine months ended June 30, 2009.  Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2006 – 2008
Various U.S. states	2006 – 2008
Canada federal	2001 – 2008
Various Canadian provinces	2001 – 2008

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are internally generated cash flows from operations, land investment segment proceeds and borrowings on its credit facilities.  At June 30, 2009, Barnwell had $7,445,000 in cash and cash equivalents, approximately $1,129,000 of available credit under its credit facility with its Canadian bank, and approximately $364,000 of available credit under its credit facility with its Hawaii bank; the Hawaii bank facility is restricted in its use to the construction of homes and financing of lots by Kaupulehu 2007.  At June 30, 2009, we maintained positive working capital of $5,825,000 as compared to positive working capital of $2,829,000 at September 30, 2008.  Barnwell’s future liquidity and ability to fund capital expenditures is dependent upon operating cash flows, existing working capital, unused credit facilities and ability to access debt and equity markets.

We believe our current cash balances, future operating cash flows, land investment segment proceeds, residential home and lot sales, and available credit will be sufficient to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest, and settle incentive compensation liabilities in cash, if necessary.  However, in recent months, the U.S. and international credit markets have experienced significant disruption.  These disruptions have resulted in greater volatility, less liquidity, and limited availability of financing.  Therefore we cannot predict whether Barnwell’s Canadian revolving credit facility will be reduced below the current level of borrowings under the facility because of significant decreases in the rate of exchange of the Canadian dollar to the U.S. dollar or upon the April 2010 review.  Furthermore, we cannot predict whether our real estate revolving credit facility’s loan advance limitation will be reduced below borrowed amounts due to a decrease in appraised values of the underlying security, or whether the turnkey homes and residential lots will be sold before December 17, 2010, the facility’s expiration date.  Continued long-term disruption in the credit markets could make financing more expensive or unavailable, which could have a material adverse effect on our operations, liquidity, cash flows, and financial condition.

Oil and natural gas prices, land investment segment proceeds, and residential real estate home and lot sales are driven by market supply and demand factors which are impacted by the overall state of the economy.  Oil and natural gas prices have historically been volatile and the timing and amount of land investment segment proceeds are unpredictable, sporadic, and not under Barnwell’s control.  Development rights proceeds, on the other hand, are scheduled, but there is no assurance that future monies will be received.  If oil and natural gas prices continue to decline and land investment segment proceeds and residential real estate home and lot sales are less than current expectations, we will be faced with reduced operating cash flows.  In response to significant declines in oil and natural gas prices and resulting decreases in cash inflows, the Company has significantly reduced oil and natural gas capital expenditures and expects to hold such capital expenditures at reduced levels through the remainder of fiscal 2009 and possibly into fiscal 2010.  In the event the reduction in capital expenditures is not sufficient to fund our operating cash flows, we will need to seek alternative sources of financing or liquidate investments and/or operating assets to make any required cash outflows. Reduced capital expenditures, if significant and/or continued, will likely result in a reduction in reserve volumes and oil and natural gas production.

Cash Flows

Cash flows used in operations totaled $4,436,000 for the nine months ended June 30, 2009, as compared to $12,897,000 of cash flows provided by operations for the same period in the prior year.  The $17,333,000 decrease in cash flows was primarily due to a decrease in operating profit generated by Barnwell’s oil and natural gas segment resulting from declines in the market prices for oil and natural gas during the current year, an increase in residential real estate home development costs, and changes in working capital primarily due to fluctuations in the timing and amount of payments of accrued taxes and accrued bonuses in the current year period as compared to the same period in the prior year.

Net cash used in investing activities totaled $6,281,000 during the nine months ended June 30, 2009, as compared to $5,462,000 during the same period of the prior year.  The increase in net cash used was primarily attributable to decreased proceeds from land investment segment sales, offset in part by reduced capital expenditures, during the nine months ended June 30, 2009, as compared to the same period of the prior year.

Cash flows provided by financing activities totaled $5,183,000 for the nine months ended June 30, 2009, as compared to $1,614,000 of cash used in financing activities during the same period of the prior year.  The increase in cash inflows was primarily due to increased long-term debt borrowings and reduced Barnwell stock repurchases and dividend payments during the nine months ended June 30, 2009, as compared to the same period of the prior year.

Residential Real Estate Capitalized Costs

Construction of two turnkey luxury residences commenced in January 2008.  Capitalized expenditures related to construction of the two residences, including accrued construction costs and capitalized interest, totaled $1,035,000 and $4,362,000 for the three and nine months ended June 30, 2009, respectively.  As of the date of the filing, the first home, on Lot 35, is complete and listed for sale at $9,400,000.  The second home is scheduled to be completed in September 2009.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $418,000 and $5,343,000 for the three and nine months ended June 30, 2009, respectively, as compared to $3,919,000 and $13,284,000 during the three and nine months ended June 30, 2008, respectively.  Due to sharp declines in oil and natural gas prices, projected spending for fiscal 2009 has been significantly reduced from previous estimates.  Management expects that oil and natural gas capital expenditures in fiscal 2009 will range from $6,000,000 to $7,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.  The Company is currently unable to estimate when it will increase its oil and natural gas exploration and development activity as such a determination will depend upon future oil and natural gas prices and a strengthening of general economic conditions.  Reduced capital expenditures, if significant and/or continued, will likely result in a reduction in reserve volumes and oil and natural gas production.

Barnwell did not participate in the drilling of any wells during the three months ended June 30, 2009.  During the three months ended June 30, 2008, Barnwell participated in the drilling of 10 gross (2.7 net) wells.  During the nine months ended June 30, 2009, Barnwell participated in the drilling of a total of 7 gross (1.0 net) wells of which 5 gross (0.7 net) wells appear to be successful or are currently being evaluated and 2 gross (0.3 net) wells were not successful.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Credit Arrangements

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2009 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$17,204,000 at the June 30, 2009 exchange rate.  At June 30, 2009, borrowings under this facility were US$16,075,000 and Barnwell had approximately $1,129,000 of unused credit available.  The facility is available in U.S. dollars at the London Interbank Offer Rate plus 3.5%, at U.S. prime plus 2.5%, or in Canadian dollars at Canadian prime plus 2.5%.  A standby fee of 1.0% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $70,000 Canadian dollars as a condition to renew the facility.

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

As also discussed in Note 8 in the “Notes to Condensed Consolidated Financial Statements,” Kaupulehu 2007 has a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 finances four parcels and the costs of home construction.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  One of the two turnkey homes is complete and available for sale and the second home currently under construction is anticipated to be completed in September 2009.  The real estate revolving credit facility pertaining to the turnkey homes and lots held for investment is due on December 17, 2010.  We cannot predict whether our real estate revolving credit facility’s loan advance limitation will be reduced below borrowed amounts due to a decrease in appraised values of the underlying security, or whether the turnkey homes and residential lots will be sold before the facility’s expiration date.  If Barnwell is unable to sell the homes and lots held for investment within a reasonable timeframe, Barnwell will be required to refinance the debt, secure alternative financing, reduce fiscal 2010 oil and natural gas capital expenditures, liquidate assets, or take other necessary actions in order to make any required repayments.  In addition, Barnwell will have cash outflows such as interest, maintenance, property taxes, and other holding costs until the homes and lots are sold.

Contractual Obligations

Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of a former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 7 in the “Notes to Condensed Consolidated Financial Statements”), under which Mr. David Johnston serves as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with an independent building contractor for home building services for Kaupulehu 2007’s lots.  A significant provision of these agreements is that Mr. David Johnston and the building contractor will each receive 20% of the sales profit, which is contingent on the sale of each of the two homes constructed by Kaupulehu 2007.

Additionally, please see the “Notes to Consolidated Financial Statements” in Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2008 for discussion on other contractual obligations and commitments.

Share Repurchase Program

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  During the three months ended December 31, 2008, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.  There was no share repurchase authorization, and accordingly no shares repurchased, during the second and third quarters of fiscal 2009.

ITEM 4T.                            CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of June 30, 2009, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2009 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.                           RISK FACTORS

There have been no material changes from the risk factors disclosed in our most recent Annual Report on Form 10-K.

ITEM 6.                                      EXHIBITS

Exhibit Number	Description

10.1	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC.

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: August 13, 2009	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC.

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.