Form 10-K
period 2009-09-30
BARNWELL INDUSTRIES INC
filed 2009-12-15
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

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

☐ Yes     ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was $18,084,000.

As of December 1, 2009 there were 8,277,160 shares of common stock outstanding.

Documents Incorporated by Reference

1.    Proxy statement to be forwarded to stockholders on or about January 22, 2010 is incorporated by reference in Part III hereof.

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

ITEM 1.          BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2009 represented Barnwell’s 53rd year of operations.  Barnwell operates in the following four principal business segments:

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

All exploratory and developmental operations are overseen by Barnwell’s Calgary, Alberta staff and Barnwell’s Chief Operating Officer located in Honolulu, along with senior management and independent consultants as necessary.  In fiscal 2009, Barnwell participated in exploratory and developmental operations primarily in the Canadian Province of Alberta, although Barnwell does not limit its consideration of exploratory and developmental operations to this area.

The Province of Alberta charges oil and natural gas producers a royalty for production in Alberta.  The Province of Alberta determines its royalty share of natural gas and oil by using reference prices that average all natural gas sales and oil sales, respectively, in Alberta.  Through December 31, 2008, royalty rates were calculated on a sliding scale basis, increasing as prices increase up to a maximum royalty rate of 35%.  Barnwell also pays gross overriding royalties and leasehold royalties on a portion of its natural gas and oil sales to parties other than the Province of Alberta.

In October 2007, the Alberta Government announced a New Royalty Framework (“NRF”) that took effect on January 1, 2009.  The NRF changes royalty rates on conventional oil and natural gas production to be both price-sensitive and production-sensitive, and may increase up to a maximum royalty rate of 50%.  The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Approximately 96% of Barnwell’s gross revenues are derived from properties located within Alberta.  Approximately 74% of all fiscal 2009 royalties related to crown charges, and 26% of Barnwell’s fiscal 2009 royalties related to freehold and override charges which are not directly affected by the NRF.

In November 2008, the Alberta Government announced a one-time option of selecting new transitional rates or NRF rates when drilling a new natural gas or conventional oil well 1,000 to 3,500 meters in depth.  All wells drilled between January 1, 2009 and December 31, 2013 that adopt the transitional rates will be shifted to the NRF on January 1, 2014.  As of January 1, 2009, all of Barnwell’s wells in Alberta pay royalties under the NRF and all new commercial wells adopted the transitional royalty rates.

In fiscal 2009 and 2008, the weighted-average royalty rate paid on all of Barnwell’s natural gas was approximately 16% and 23%, respectively.  The weighted-average rate of all royalties paid to governments and others on natural gas from the Dunvegan Unit, Barnwell’s principal oil and natural gas property, was approximately 18% and 25% in fiscal 2009 and 2008, respectively.  The decrease in royalty rate on all properties and the Dunvegan Unit were primarily due to the lower royalties paid under the NRF due to significantly lower prices.

In fiscal 2009 and 2008, the weighted-average royalty rate paid on oil was approximately 20% and 21%, respectively.

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

Well Drilling Activities

During fiscal 2009, Barnwell participated in the drilling of 12 development wells, ten of which management believes should be capable of production and two which were dry holes.  Barnwell did not participate in the drilling of any exploratory wells during fiscal 2009.  Of the 12 wells Barnwell participated in the drilling of in fiscal 2009, six (1.3 net) wells were on prospects developed by Barnwell.

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the fiscal years ended September 30, 2009, 2008 and 2007 in which Barnwell participated:

	Productive		Productive		Total Productive
	Oil Wells		Gas Wells		Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2009
Gross*	-	2.0	-	8.0	-	10.0	-	2.0	-	12.0
Net*	-	0.5	-	1.1	-	1.6	-	0.3	-	1.9

2008
Gross*	3.0	3.0	1.0	22.0	4.0	25.0	2.0	1.0	6.0	26.0
Net*	1.2	0.8	0.6	4.3	1.8	5.1	0.8	0.1	2.6	5.2

2007
Gross*	-	9.0	2.0	18.0	2.0	27.0	-	3.0	2.0	30.0
Net*	-	2.4	0.9	2.3	0.9	4.7	-	1.1	0.9	5.8

*                  The term “Gross” refers to the total number of wells in which Barnwell owns an interest, and “Net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents one gross well, but 0.5 net well.  The gross figures include interests owned of record by Barnwell and, in addition, the portions owned by others.

Barnwell invested $5,999,000 in oil and natural gas properties during fiscal 2009, of which $184,000 (3%) was for acquisition of oil and natural gas properties, $599,000 (10%) was for exploration costs, $3,539,000 (59%) was for development of oil and natural gas properties, and $1,677,000 (28%) was for support equipment and facilities.  The major areas of investments in fiscal 2009 were in the Dunvegan, Boundary Lake, Spirit River, and Pouce Coupe areas of Alberta and the Boundary Lake area of British Columbia.

In the Dunvegan area of Alberta, Canada, Barnwell holds an 8.9% working interest in the Dunvegan Unit, Barnwell’s principal oil and natural gas property.  At September 30, 2009, the Dunvegan Unit had 216 producing natural gas wells.  In fiscal 2009, Barnwell completed development of a Non-Unit well drilled in the prior year and participated in the drilling of one gross (0.1 net) Non-Unit horizontal development gas well in the Dunvegan area which was successful.  Total capital expenditures at Dunvegan were $1,873,000 in fiscal 2009 as compared to $3,070,000 and $3,524,000 in fiscal 2008 and 2007, respectively.

Capital expenditures totaled $1,260,000 in the Boundary Lake area of Alberta in fiscal 2009 as compared to $2,557,000 in fiscal 2008.  Four gross (1.1 net) wells were drilled in fiscal 2009 of which one gross (0.3 net) well was successful and waiting to be tied in, one gross (0.3 net) well was not successful, one gross (0.2 net) well is being evaluated, and one gross (0.3 net) well has not been completed or evaluated at September 30, 2009.  Barnwell also completed development of wells drilled in the prior year.  At September 30, 2009, Barnwell’s average working interest in its productive wells in the Boundary Lake area of Alberta was 27%.

Capital expenditures totaled $328,000 in the Boundary Lake area of British Columbia in fiscal 2009 as compared to $1,557,000 in fiscal 2008.  One gross (0.1 net) well was drilled in fiscal 2009 which was not successful.  At September 30, 2009, Barnwell’s average working interest in its productive wells in the Boundary Lake area of British Columbia was 22%.

Capital expenditures totaled $1,074,000 in the Spirit River area in fiscal 2009 as compared to $749,000 in fiscal 2008.  In the Spirit River area, Barnwell completed development of a well drilled in the prior year.  At September 30, 2009, Barnwell’s average working interest in its productive wells in the Spirit River area was 32%.

Capital expenditures totaled $441,000 in the Pouce Coupe area in fiscal 2009 as compared to $323,000 in fiscal 2008.  One gross (0.1 net) horizontal well was drilled in fiscal 2009 which was on production at September 30, 2009.  At September 30, 2009 Barnwell’s average working interest in its productive wells in the Pouce Coupe area was 8%.

At September 30, 2009, Barnwell was not in the process of drilling any oil or gas wells.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net unit production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production and depletion costs for such production during the same periods.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit (“ARTC”), where applicable.  The ARTC was discontinued effective January 1, 2007.  Barnwell’s net production in fiscal 2009, 2008 and 2007 was derived primarily from the Province of Alberta.

	Year ended September 30,
	2009	2008	2007
Annual net production:
Natural gas liquids (BBLS)*	98,000	107,000	114,000
Oil (BBLS)*	170,000	160,000	146,000
Natural gas (MCF)*	3,567,000	3,349,000	3,615,000

Annual average sale price per unit of production:
BBL of natural gas liquids**	$24.47	$61.02	$37.36
BBL of oil**	$48.94	$100.15	$56.96
MCF of natural gas***	$3.79	$7.77	$5.88

Annual average production cost
per MCFE produced****	$1.78	$1.97	$1.83

Annual average depletion cost
per MCFE produced*****	$2.15	$2.89	$2.49

*                                          When used in this report, the term “BBL(S)” means stock tank barrel(s) of oil equivalent to 42 U.S. gallons and the term “MCF” means 1,000 cubic feet of natural gas at 14.65 pounds per square inch absolute and 60 degrees F.

**                                    Calculated on revenues before royalty expense and ARTC divided by gross production.

***                              Calculated on revenues net of pipeline charges before royalty expense and ARTC divided by gross production.

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

In fiscal 2009, approximately 56%, 34% and 10% of Barnwell’s oil and natural gas revenues were from the sale of natural gas, oil and natural gas liquids, respectively.

In fiscal 2009, Barnwell’s net natural gas production after royalties averaged 9,770 MCF per day, an increase from 9,150 MCF per day in fiscal 2008.  Gross natural gas production decreased 2% in fiscal 2009, as compared to fiscal 2008; Dunvegan increased by 1% and all other properties decreased by 5%.  Dunvegan contributed approximately 55% of Barnwell’s net natural gas production in fiscal 2009, as compared to 52% in fiscal 2008.  In fiscal 2009, natural gas production from the Dunvegan Unit was responsible for approximately 53% of Barnwell’s natural gas revenues, as compared to 50% in fiscal 2008.

Barnwell’s major oil producing properties are the Red Earth, Bonanza/Balsam and Wood River areas in Canada.  In fiscal 2009, net oil production after royalties averaged 470 barrels per day as compared to an average of 440 barrels per day in fiscal 2008; gross oil production increased 5% as compared to the prior year.  The addition of new wells in the Boundary Lake area of British Columbia and the Spirit River area were partially offset by decreased production from the Red Earth and Bonanza/Balsam areas caused by natural declines from existing wells.

In fiscal 2009, net natural gas liquids production after royalties averaged 270 barrels per day, a decrease from 290 barrels per day in fiscal 2008.  Gross natural gas liquids production declined 4% in fiscal 2009, as compared to fiscal 2008.  These decreases were principally due to lower Dunvegan production which decreased 2% or 7 barrels per day.  Dunvegan contributed approximately 82% of Barnwell’s net natural gas liquids production in fiscal 2009.

The average production cost per MCFE was $1.78 for fiscal 2009, a 10% decrease from $1.97 for fiscal 2008.  The decrease was due to a 14% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar in fiscal 2009, as compared to fiscal 2008.  Actual field costs increased by 9% due to higher repairs and maintenance expenditures incurred on all significant properties.

The average depletion cost per MCFE was $2.15 for fiscal 2009, a 26% decrease from $2.89 for fiscal 2008.  The decrease was due to a 12% decrease in the depletion rate due to the reduction of the carrying value of oil and natural gas properties during fiscal 2009 and a 14% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar in fiscal 2009, as compared to fiscal 2008.

Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  Oil and natural gas prices hit historic high levels in fiscal 2008.  Beginning in the fourth quarter of fiscal 2008 through the date of this filing, oil and natural gas prices have fallen sharply from their record levels.  The significant declines in the prices of natural gas, oil and natural gas liquids caused net capitalized costs at the end of the second and third quarters of fiscal 2009 to exceed the ceiling limitation.  As such in fiscal 2009, Barnwell was required to reduce the carrying value of its oil and natural gas properties by $26,348,000.  Future declines in oil, natural gas and natural gas liquids prices may result in additional reductions in the carrying value of our oil and natural gas properties in the absence of offsetting changes.

Productive Wells

The following table sets forth the gross and net number of productive wells Barnwell has an interest in as of September 30, 2009.

	Productive Wells*
	Gross**		Net**
Location	Oil	Gas	Oil	Gas
Canada
Alberta	161	567	28.1	63.5
Saskatchewan	7	33	0.3	5.3
British Columbia	5	1	1.0	0.3
Total	173	601	29.4	69.1

*      Seventeen natural gas wells have dual or multiple completions.

**    Please see note (**) on the following table.

Developed Acreage and Undeveloped Acreage

The following table sets forth certain information with respect to oil and natural gas properties of Barnwell as of September 30, 2009.

					Developed and
	Developed		Undeveloped		Undeveloped
	Acreage*		Acreage*		Acreage*
Location	Gross**	Net**	Gross**	Net**	Gross**	Net**
Canada
Alberta	246,160	38,908	191,148	79,777	437,308	118,685
British Columbia	1,827	542	4,704	1,167	6,531	1,709
Saskatchewan	3,140	426	14,834	5,467	17,974	5,893

Total	251,127	39,876	210,686	86,411	461,813	126,287

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

Barnwell’s leasehold interests in its undeveloped acreage expire over the next fiscal years, if not developed, as follows: 32% expire during fiscal 2010; 26% expire during fiscal 2011; 16% expire during fiscal 2012; 6% expire during fiscal 2013; and 2% expire during fiscal 2014.  Eighteen percent of Barnwell’s undeveloped acreage is related to heavy oil and therefore not subject to expiration.  There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes concentrations in Alberta, at Doris (8,832 net acres), Bonanza/Balsam (6,793 net acres), Thornbury (5,949 net acres), Rycroft (4,440 net acres) and Paddle River (3,296 net acres).  During fiscal 2009, Barnwell acquired undeveloped land in Roncott (4,511 net acres), located in Saskatchewan.

Reserves

The amounts set forth in the following table, prepared by Paddock Lindstrom & Associates Ltd., Barnwell’s independent petroleum consultants, summarize the estimated net quantities of proved developed producing reserves and proved developed reserves of oil (including natural gas liquids) and natural gas as of September 30, 2009, 2008 and 2007 on all properties in which Barnwell has an interest; all reserves are developed.  These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars.  No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any federal authority or agency, other than the United States Securities and Exchange Commission (“SEC”), since October 1, 2008.

Proved Developed Producing Reserves

	September 30,
	2009	2008	2007
Oil (including natural gas liquids) – barrels (BBLS):
Dunvegan	333,000	329,000	387,000
All other properties	842,000	763,000	708,000

Total	1,175,000	1,092,000	1,095,000

Natural gas – thousand cubic feet (MCF):
Dunvegan	10,601,000	10,493,000	11,577,000
All other properties	6,431,000	8,321,000	7,281,000

Total	17,032,000	18,814,000	18,858,000

Total Proved Developed Reserves (Includes Proved Developed Producing Reserves)

	September 30,
	2009	2008	2007
Oil (including natural gas liquids) – barrels (BBLS):
Dunvegan	333,000	337,000	387,000
All other properties	1,001,000	998,000	1,000,000

Total	1,334,000	1,335,000	1,387,000

Natural gas – thousand cubic feet (MCF):
Dunvegan	10,601,000	10,697,000	11,577,000
All other properties	10,009,000	12,600,000	12,441,000

Total	20,610,000	23,297,000	24,018,000

As of September 30, 2009, essentially all of Barnwell’s proved producing and total proved reserves were located in the Province of Alberta, with minor volumes located in the Provinces of Saskatchewan and British Columbia.

During fiscal 2009, Barnwell’s total net proved developed reserves, including proved developed producing reserves, of oil and natural gas liquids decreased by 1,000 barrels, and total net proved developed reserves of natural gas decreased by 2,687,000 MCF.

The following table, based on information prepared by independent petroleum consultants, Paddock Lindstrom & Associates Ltd., summarizes changes in the estimates of Barnwell’s net interests in total proved reserves of oil and natural gas liquids (“NGL”) and natural gas (“MCF” means 1,000 cubic feet of natural gas) which are all in Canada:

	OIL & NGL	GAS
	(Barrels)	(MCF)
Balance at September 30, 2006	1,303,000	24,826,000

Revisions of previous estimates	176,000	1,279,000
Extensions, discoveries and other additions	168,000	1,528,000
Less production	(260,000)	(3,615,000)

Balance at September 30, 2007	1,387,000	24,018,000

Revisions of previous estimates	89,000	1,114,000
Extensions, discoveries and other additions	126,000	1,514,000
Less production	(267,000)	(3,349,000)

Balance at September 30, 2008	1,335,000	23,297,000

Revisions of previous estimates	239,000	82,000
Extensions, discoveries and other additions	28,000	798,000
Less production	(268,000)	(3,567,000)

Balance at September 30, 2009	1,334,000	20,610,000

The upward revisions in reserves in fiscal 2009 were due to improved performance on certain wells drilled in prior years and lower royalties due to lower prices.

Barnwell’s working interest in the Dunvegan area accounted for approximately 51% and 46% of its total proved natural gas reserves at September 30, 2009 and 2008, respectively, and approximately 25% of total proved oil and natural gas liquids reserves at September 30, 2009 and 2008.

The following table sets forth Barnwell’s oil and natural gas reserves at September 30, 2009, by property name, based on information prepared by Paddock Lindstrom & Associates Ltd.  Gross reserves are before the deduction of royalties; net reserves are after the deduction of royalties.  This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at September 30, 2009, the date of the projection.  Oil, which includes natural gas liquids, is shown in thousands of barrels (“MBBLS”) and natural gas is shown in millions of cubic feet (“MMCF”).

OIL AND NATURAL GAS RESERVES AT SEPTEMBER 30, 2009

	Total Proved Producing				Total Proved
	Oil & NGL		Gas		Oil & NGL		Gas
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Property Name	(MBBLS)		(MMCF)		(MBBLS)		(MMCF)
Dunvegan	479	333	11,615	10,601	479	333	11,615	10,601
Red Earth	275	228	9	8	275	228	9	8
Bonanza/Balsam	117	84	575	515	117	84	575	515
Pouce Coupe South	3	2	509	445	57	44	574	505
Medicine River	26	20	357	311	26	20	357	311
Doris	-	-	265	246	-	-	296	276
Faith South	-	-	-	-	-	-	778	741
Wood River	62	47	117	105	62	47	326	281
Progress	111	88	1,648	1,469	185	145	2,830	2,493
Pouce Coupe	4	3	452	417	4	3	452	417
Boundary Lake, Alberta	60	47	541	475	116	86	1,104	938
Boundary Lake, British Columbia	55	49	76	65	65	57	286	235
Other properties	309	274	2,682	2,375	324	287	3,669	3,289
TOTAL	1,501	1,175	18,846	17,032	1,710	1,334	22,871	20,610

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

	Proved Producing	Total Proved
	Reserves	Reserves
Year ending September 30,
2010	$ 13,484,000	$ 14,272,000
2011	10,527,000	12,026,000
2012	8,295,000	9,148,000
Thereafter	25,913,000	33,393,000

	$ 58,219,000	$ 68,839,000

Present value (discounted at 10%)
at September 30, 2009	$ 42,491,000 *	$ 50,241,000 *

*                  These amounts do not purport to represent, nor should they be interpreted as, the fair value of Barnwell’s natural gas and oil reserves.  An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $3.43 per 1,000 cubic feet and an oil price of $65.57 per barrel as of September 30, 2009) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Marketing of Oil and Natural Gas

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts between itself and marketers of oil.  The price of oil and natural gas liquids is freely negotiated between the buyers and sellers and is largely determined by the world price for oil, which is principally denominated in U.S. dollars.

Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers and is principally determined for Barnwell by western Canadian/Midwestern U.S. prices for natural gas.  In fiscal 2009, 2008 and 2007, Barnwell took virtually all of its oil and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf.

Barnwell’s oil and natural gas segment derived 80% of its oil and natural gas revenues in fiscal 2009 from four individually significant customers, ProGas Limited (25%), Glencoe Resources Ltd. (19%), Mercuria Energy Canada Inc. (16%), and Shell Trading Canada (20%).  A substantial portion of Barnwell’s natural gas production from Dunvegan and other properties is sold to aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers.  In fiscal 2009, over 90% of Barnwell’s oil and natural gas revenues were from products sold at spot prices.  In fiscal 2010, 30% of Barnwell’s production will be marketed by an agent acting on behalf of Barnwell where all products are sold directly to the final purchasers with the agent not taking title of the production.

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

Different royalty rates are imposed by the provincial governments, the Government of Canada and private interests with respect to the production and sale of oil, natural gas and natural gas liquids.  In addition, provincial governments receive additional revenue through the imposition of taxes on oil and natural gas owned by private interests within the province.  Essentially, provincial royalties are calculated as a percentage of revenue and vary depending on production volumes, selling prices and the date of discovery.

As discussed above, the NRF took effect on January 1, 2009.  The NRF changes royalty rates on conventional oil and natural gas production to be both price-sensitive and production-sensitive, and may increase up to a maximum royalty rate of 50%.  The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Approximately 96% of Barnwell’s gross revenues are derived from properties located within Alberta.  Approximately 74% of all fiscal 2009 royalties related to crown charges, and 26% of Barnwell’s fiscal 2009 royalties related to freehold and override charges which are not directly affected by the NRF.

In November 2008, the Alberta Government announced a one-time option of selecting new transitional rates or NRF rates when drilling a new natural gas or conventional oil well 1,000 to 3,500 meters in depth.  All wells drilled between January 1, 2009 and December 31, 2013 that adopt the transitional rates will be shifted to the NRF on January 1, 2014.  As of January 1, 2009, all of Barnwell’s wells in Alberta pay royalties under the NRF and all new commercial wells adopted the transitional royalty rates.

During fiscal 2007, the Canadian government enacted a minor reduction in federal tax rates.  During fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  Accordingly, as a result of these reductions in Canadian tax rates, Barnwell’s Canadian net deferred income tax liability was reduced by approximately $100,000 in fiscal 2007 and $909,000 in fiscal 2008.  There was no enactment of a reduction in Canadian tax rates during fiscal 2009.

In Alberta, a producer of oil or natural gas was entitled to a credit against the royalties payable to Alberta called the Alberta Royalty Tax Credit (“ARTC”).  The ARTC was discontinued by the Alberta government effective January 1, 2007.  Accordingly, no ARTC payments were received during fiscal years 2008 or 2009.  Barnwell received ARTC payments of $111,000 in fiscal 2007.  The ARTC payments received through December 31, 2006 were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.

Competition

The majority of Barnwell’s natural gas sales take place in Alberta, Canada.  Natural gas prices in Alberta are generally competitive with other major North American areas due to sufficient pipeline capacity into the United States.  Barnwell’s oil and natural gas liquids are sold in Alberta with prices determined by the world price for oil.

Barnwell competes in the sale of oil and natural gas on the basis of price and on the ability to deliver products.  The oil and natural gas industry is intensely competitive in all phases, including the exploration for new production and reserves and the acquisition of equipment and labor necessary to conduct drilling activities.  The competition comes from numerous major oil companies as well as numerous other independent operators.  There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.  Barnwell is a minor participant in the industry and competes in its oil and natural gas activities with many other companies having far greater financial, technical and other resources.

Land Investment Segment

Overview

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii.

Operations

In the 1980’s, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka’upulehu and Hualalai Golf Club, which opened in 1996, a second golf course, and single-family and multi-family residential units.  These projects were developed by an unaffiliated entity on leasehold land acquired from Kaupulehu Developments.

Kaupulehu Developments holds development rights for residentially-zoned leasehold land within and adjacent to Hualalai Golf Club which are under option for $5,312,000 to Hualalai Investors JV, LLC and Hualalai Investors II, LLC (hereinafter collectively referred to as “Hualalai Investors”), two entities not affiliated with Barnwell.  In fiscal 2007, Barnwell acquired a 1.5% passive minority interest, through an 80%-owned joint venture, in Hualalai Investors.

Between 1993 and 2001, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of single-family and multi-family residential units, a golf course and a limited commercial area on approximately 870 leasehold acres, zoned for resort/residential development, located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu.

In 2004, Kaupulehu Developments transferred its leasehold interest in the approximately 870 acres in two increments (“Increment I” and “Increment II”) to WB KD Acquisition, LLC (“WB”).  There is no affiliation between Kaupulehu Developments and WB.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, and Westbrook Partners, developers of Kuki’o located adjacent to Hualalai Resort.  Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.  The transfer of Increment II to WB was subject to Kaupulehu Developments and WB’s negotiation of and entry into an Increment II acquisition agreement by a deadline of three years from the date of the sale of the first Increment I lot, or WB was obligated to surrender and transfer Increment II back to Kaupulehu Developments.  WB and Kaupulehu Developments entered into an Increment II acquisition agreement in fiscal 2006, as discussed below.

With respect to Increment I, Kaupulehu Developments received an $11,550,000 closing payment in fiscal 2004 and is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10%

of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  In fiscal 2009 one single-family lot was sold, in fiscal 2008 four single family lots were sold, in fiscal 2007 seven single family lots were sold and in fiscal 2006 five single family lots were sold, bringing the total number of single-family lots sold through September 30, 2009 to 17.

In 2006, Kaupulehu Developments entered into an agreement with respect to the acquisition of Kaupulehu Developments’ leasehold interest in Increment II with WB and WB KD Acquisition II, LLC (“WBKD”).  There is no affiliation between Kaupulehu Developments and WBKD.  WBKD is affiliated with RP-Hualalai Investors, LLC and Westbrook Partners.  Pursuant to this agreement, Kaupulehu Developments received a $10,000,000 closing payment and was entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.

In June 2009, Kaupulehu Developments entered into an agreement with WB and WBKD that modified the parties’ 2006 agreement for the development of the Increment II portion of Lot 4A.  The modified agreement reduces Kaupulehu Developments’ stated percentages to be received from the sale of residential lots or units.  Pursuant to the modified agreement, Kaupulehu Developments will be entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots or units, ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  The modified agreement contains a new provision by which Kaupulehu Developments is entitled to receive up to $8,000,000 in additional payments after the members of WBKD have received distributions equal to the capital they invested in the project.  Any future payments from WBKD under this agreement are contingent future profits which will be recognized when they are realized.  Increment II is currently planned for approximately 400 residential units.

In addition, under the terms of the June 2009 agreement between Kaupulehu Developments, WB and WBKD, WB and/or WBKD’s exclusive right to negotiate with Kaupulehu Developments with respect to approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu area located adjacent to Increment II (“Lot 4C”) has been extended until June 2015.  However, this right to negotiate will terminate in June 2013 if WB and/or WBKD have not completed all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C.

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

Residential Real Estate Segment

Overview

Established in fiscal 2007, Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership 80%-owned by Barnwell, acquires house lots for investment and develops luxury residences for sale.

Operations

In fiscal 2007, Kaupulehu 2007 made nonrefundable deposits of $200,000 each to secure the right to purchase seven parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB, an unaffiliated entity.  Each lot under contract had a purchase price of $2,378,000 and the deposit for each lot was to be applied to the purchase price of each lot.

In fiscal 2007, Kaupulehu 2007 purchased three of the aforementioned parcels and in fiscal 2008, acquired a fourth.  At September 30, 2009, Kaupulehu 2007 owns four parcels; two luxury residences were complete and classified as “Real Estate Held for Sale” and two parcels were held for investment and classified as “Investment in Residential Parcels.”

The three remaining rights to purchase lots in the Lot 4A Increment I area were sold to unaffiliated parties during fiscal years 2008 and 2009, fulfilling Kaupulehu 2007’s obligation to purchase the three parcels, and Kaupulehu 2007 received a $600,000 refund of its original deposits for the three lots.

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

Operations

Water Resources owns and operates two Spencer-Harris portable rotary drill rigs capable of drilling up to approximately 7,000 feet, an IDECO H-35 rotary drill/workover rig, a GEFCO 40-T portable rotary drill rig, a Walker-Neer P-15-A pump hoist rig, a Franks Explorer double drum pump hoist rig, and other installation and service equipment.  Additionally, Water Resources leases a three-quarter of an acre maintenance facility in Honolulu, Hawaii and a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and maintains an inventory of drilling materials and pump supplies.

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

Water Resources derived 39%, 24% and 47% of its contract drilling revenues in fiscal 2009, 2008 and 2007, respectively, pursuant to federal, state of Hawaii and county contracts.  At September 30, 2009, Barnwell had accounts receivable from the state of Hawaii and county entities totaling approximately $660,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, state of Hawaii, county and private entities.

Water Resources currently operates in Hawaii and is not subject to seasonal fluctuations.

In fiscal 2009, Water Resources started six well drilling contracts and eight pump installation contracts and completed seven well drilling contracts and eight pump installation contracts.  Four of the seven completed well drilling contracts were started in the prior year.  Sixty-five percent (65%) of well drilling and pump installation jobs, representing 39% of total contract drilling revenues in fiscal 2009, have been pursuant to government contracts.

At September 30, 2009, Water Resources had a backlog of six well drilling contracts and four pump installation and repair contracts, of which three well drilling and three pump installation and repair contracts were in progress as of September 30, 2009.

The dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at November 30, 2009 and 2008 was as follows:

	2009	2008

Well drilling	$ 2,840,000	$ 3,180,000
Pump installation and repair	310,000	630,000

	$ 3,150,000	$ 3,810,000

All of the contracts in backlog at November 30, 2009 are expected to be completed within fiscal year 2010.

Competition

Water Resources competes with other drilling contractors in Hawaii which use drill rigs similar to Water Resources’ drilling rigs or drilling rigs that drill as quickly as Water Resources’ equipment but require less labor.  These competitors are also capable of installing and repairing vertical turbine and submersible water pumping systems in Hawaii.  These contractors compete actively with Water Resources for government and private contracts.  Pricing is Water Resources’ major method of competition; reliability of service is also a significant factor.

Competitive pressures are expected to remain high, thus there is no assurance that the quantity of available or awarded jobs which occurred in fiscal 2009 will continue.

Financial Information About Industry Segments and Geographic Areas

Note 10 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

As of December 7, 2009, Barnwell employed 47 employees; 46 on a full time basis and one on a part time basis.  Twenty-one are employed in contract drilling activities, 13 are employed in oil and natural gas activities, and 13 are members of the corporate and administrative staff.  None of our employees are union members.

Environmental Costs

Barnwell is subject to extensive environmental laws and regulations.  Federal, state, and Canadian governmental agencies issue rules and regulations and enforce laws to protect the environment which are often difficult and costly to comply with and which carry substantial penalties for failure to comply, particularly in regard to the discharge of materials into the environment.  These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require Barnwell to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.  Barnwell did not incur material environmental costs in fiscal 2009.

Available Information

We are required to file annual, quarterly and current reports and other information with the SEC.  These filings are not deemed to be incorporated by reference in this report.  You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.  Furthermore, we maintain an Internet site at www.brninc.com.  We make available on our Internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as soon as practicable after we electronically file such reports with the SEC.

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

We compete for capital, acquisitions of reserves, undeveloped lands, skilled personnel, access to drilling rigs, service rigs and other equipment, access to processing facilities, pipeline capacity and in many other respects with a substantial number of other organizations, many of which may have greater technical and financial resources than we do.  Some of these organizations explore for, develop and produce oil and natural gas, carry on refining operations and market oil and other products on a worldwide basis.  As a result of these complementary activities, some of our competitors may have competitive resources that are greater and more diverse than ours.  Furthermore, many of our competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing prices and production levels, the cost and availability of alternative fuels and the application of government regulations.  If our competitors are able to capitalize on these competitive resources, it could adversely affect our revenues.

Oil and natural gas prices are volatile.  Our results of operations and financial condition are highly dependent on the prices of and demand for our oil and natural gas production.

Oil and natural gas prices are volatile and have fluctuated widely during recent years in response to many factors that are beyond our control.  These factors include, but are not limited to, minor changes in supply and demand, market uncertainty, weather, worldwide political instability, foreign supply of oil and natural gas, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment.  Any decline in oil or natural gas prices may have a material adverse effect on our operations, financial condition, operating cash flows, borrowing ability, reserves, and the amount of capital that we are able to allocate for the development of oil and natural gas reserves and future growth.

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

We follow the full cost method of accounting for costs related to our oil and natural gas properties.  Under this method, the net book value of properties less related deferred income taxes, may not exceed a calculated “ceiling.”  The ceiling is the estimated after tax future net revenues from proved oil and natural gas properties, discounted at 10% per year.  In calculating discounted future net revenues, oil and natural gas prices in effect at the time of the calculation are held constant, except for changes which are fixed and determinable by existing contracts.  The full cost ceiling is evaluated at the end of each quarter using the prices for oil and natural gas at that date.  The excess, if any, of the net book value above the ceiling is required to be written off as an expense.  A significant decline in oil and natural gas prices from current levels, or other factors, without other mitigating circumstances, could result in reductions of the carrying value of our oil and natural gas properties and an equivalent charge to earnings.

An increase in operating costs or a decline in our production level could have a material adverse effect on our results of operations and financial condition.

Higher operating costs for our properties will directly decrease the amount of cash flow received by us.  Electricity, supplies, and labor costs are a few of the operating costs that are susceptible to material fluctuation.  A significant increase in operating costs could result in materially lower operating margin and cash flow.

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

Our operations are subject to domestic and foreign government regulation and other risks, particularly in Canada and the United States.

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety.  Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces.  Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations.  We derive a significant portion of our revenues from our operations in Canada.  In fiscal 2009, we derived approximately 78% of our operating revenues from operations in Canada.

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

The oil and natural gas industry is subject to extensive environmental regulation pursuant to local, provincial and federal legislation.  A violation of that legislation may result in the imposition of fines or the issuance of “clean up” orders.  Legislation regulating the oil and natural gas industry may be changed to impose higher standards and potentially more costly obligations.  For example, the 1997 Kyoto Protocol to the United Nation’s Framework Convention on Climate Change, known as the Kyoto Protocol, was ratified by the Canadian government in December 2002 and will require, among other things, significant reductions in greenhouse gases.  The impact of the Kyoto Protocol on us is uncertain and may result in significant additional costs for our future operations.  Although we have recorded a provision in our financial statements relating to our estimated future environmental and reclamation obligations that we believe is reasonable, we cannot guarantee that we will be able to satisfy our actual future environmental and reclamation obligations.

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

The real estate investment industry is cyclical in nature and is particularly vulnerable to shifts in local, regional, and national economic conditions outside of our control such as interest rates, housing demand, population growth, employment levels, job growth and property taxes.  Further, a weakening of the economic drivers in Hawaii, which include tourism, military spending, construction starts and employment, and a decrease in market demand adversely impacted the level of real estate activity in Hawaii.  The industry has experienced a significant decrease in demand for new homes since 2007 and this trend may continue for an extended period of time.  Economic conditions in the United States have also weakened, which puts continued pressure on consumer confidence for residential real estate.  These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate.  We expect that continued weakness in the industry could adversely affect our business, results of operations and financial condition.

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

Our real estate business is concentrated in the state of Hawaii.  As a result, our financial results are dependent on the economic growth and health of Hawaii, particularly the island of Hawaii.

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

Increases in interest rates, tightening of lending standards and decreases, limitations or restrictions in the availability of mortgage financing and other economic factors outside our control, such as consumer confidence and declines in employment levels could lead to slowed home sales, which could adversely affect our revenues and earnings.

The United States residential mortgage market is experiencing significant disruption.  Mortgage interest rates have recently experienced significant volatility and contributed to the challenging market conditions faced by us and the industry.  In addition, as a result of increased default rates and other factors, the willingness of many lenders to make home mortgage loans has decreased and lenders have tightened their lending standards.  The volatility in interest rates, the decrease in the willingness of lenders to make home mortgage loans, and the tightening of lending standards have made it more difficult for some potential buyers to finance the purchase of our homes.  Potential buyers may not be able to obtain acceptable financing to purchase residential lots within the Kaupulehu area, leading to further declines in the market for homes.  Any limitations or restrictions on the availability of mortgage financing or increases in mortgage interest rates could reduce residential lot sales, thereby reducing our revenues and earnings.  Even if potential buyers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing.  Any limitations or restrictions on the availability of mortgage financing, further interest rate increases or limits on the deductibility of home mortgages could adversely affect our sales, which would reduce our revenues.

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

Receipt of future percentage of sales payments is dependent upon the developer’s continued efforts to develop and market the property.

We are entitled to receive future payments based on a percentage of the sales prices of residential homes and lots within approximately 870 acres in the Kaupulehu area.  However, in order to collect such percentage of sales payments we are reliant upon an unaffiliated third party developer to continue to develop and market the homes and lots.  The receipt of future percentage of sales payments could be jeopardized if the developer fails to proceed with development and marketing of the property.

If required land use entitlements are not obtained at reasonable costs, or at all, our operating results could be adversely affected.

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

General economic conditions in the lodging industry could adversely affect our financial results.

We own a 1.5% passive minority interest in Hualalai Resort, which includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse, and a 1.5% passive minority interest in the Kona Village Resort, an 80-acre oceanfront hotel property.  Soft economic conditions and reduced travel to North Kona, Hawaii could adversely affect these interests and, therefore, our financial results related to our investment.  The aforementioned properties are also subject to risks that generally relate to investments in commercial real estate, including governmental regulations; real estate, insurance, zoning, tax and eminent domain laws; the ongoing need for capital improvements to maintain or upgrade properties; fluctuations in real estate values; and the relative illiquidity of real estate compared to other investments.

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

We are reliant upon sales of residential homes and lots as a source of liquidity.  If we are unable to sell the homes or lots within a reasonable timeframe, our revenues, operating results, cash inflows and financial condition could be materially impacted.

Barnwell currently owns two luxury residences held for sale and two parcels held for investment in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.

The acquisition of the parcels and home construction costs on the two luxury homes were financed through a bank revolving credit facility.  The entire unpaid principal balance and any accrued interest is due in full on December 17, 2010, unless we sell a home and lot before then, in which case we will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot.

The timing and amount of residential home sales and/or lot sales are unpredictable and may be sporadic.  The inability to sell the homes or lots within a reasonable timeframe will lead to additional interest costs.  Additionally, if we are unable to sell the homes or lots within a reasonable timeframe, we will need to refinance the debt, obtain alternative terms or sources of financing, liquidate investments and/or operating assets, or reduce oil and natural gas capital expenditures to make the required cash outflows.  This would negatively impact our liquidity.  Furthermore, if estimated cash inflows from home or lot sales do not occur on a timely basis or are less than current expectations, our revenues, operating results, cash inflows and financial condition could be materially impacted.

If we are unable to sell the homes by December 17, 2010, the due date of the facility, and we are unable to refinance, we will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to repay the facility on its due date.

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

The real estate development industry is capital intensive and homebuilding requires significant up-front expenditures to acquire land and begin development.  Accordingly, we will incur substantial indebtedness to finance our homebuilding activities.  Although we believe that internally generated funds and borrowing capacity under our credit facility will be sufficient to fund our development and construction activities, the amounts available from such sources may not be adequate to meet our needs especially in the tight credit market.  Additionally, we will need to establish new funding sources to finance any future land acquisition capital expenditures.  If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including additional bank financing, joint venture partner financing, and/or securities offerings.  The amount and types of indebtedness which we may incur are limited by the terms of the agreements governing our existing debt.  In addition, the availability of borrowed funds to be utilized for land acquisition, development and construction may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans.  The failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.

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

We conduct our construction operations through unaffiliated building contractors.  As a consequence, we depend on the continued availability of and satisfactory performance by the contractors for the construction of our homes.  There may not be sufficient availability of and satisfactory performance by the contractors.  If the contractors’ quality of work is not sufficient, our ability to construct homes on the schedule we have planned would be affected.  This could result in an increase in our costs to construct homes in a timely manner, which could result in an increase in our overall costs and thus a decline in our margins and in our net income.  Further, non-timely completion of work could affect our ability to sell homes based upon our projected timeline thus possibly affecting our ability to obtain additional financing to continue our homebuilding efforts.

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

The market value of our real estate interests could drop significantly, which may require write-downs of the carrying value of our real estate held for development and investment to its estimated fair value.  Any write-downs would negatively impact our results of operations.

The risk of owning developed and undeveloped land can be substantial for homebuilders. Homebuilding requires that we acquire land for replacement and expansion of land inventory within our existing and new markets.  The risks inherent in purchasing and developing land increase as consumer demand for housing decreases.  Thus, we may have bought and developed land which we cannot profitably sell or on which we cannot profitably build and sell homes.  The market value of land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic market conditions.  It is possible that the measures we employ to manage inventory risks will not be successful and as a result our operations may suffer.  In addition, inventory carrying costs can be significant and can result in losses in a poorly performing market.  Prevailing market conditions may significantly influence the market value of our real estate held for sale and/or our residential parcels held for investment.  In the event of significant changes in economic or market conditions, we may have to sell homes or land inventory at significantly lower margins or at a loss.  Furthermore, if the market conditions continue to deteriorate, we may be required to record write-downs of the carrying value of our real estate held for sale and residential parcels held for investment.  Such write-downs would have a negative impact on our results of operations and financial condition.

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

The homebuilding industry is highly competitive.  We face competition from other developers on the island of Hawaii, and from other luxury residential properties in Hawaii and the mainland United States.  In many cases, our competitors have greater financial and other resources, more established market positions, lower costs of capital, labor and material than we do.  Homebuilders compete for, among other things, desirable land, financing, raw materials, skilled labor and purchasers.  We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous homebuilders, including some homebuilders with greater financial resources and/or lower costs than us.  Increased competition could also reduce the number of homes we deliver, reducing our revenues, or cause us to accept reduced margins to maintain sales volumes.  A reduction in our revenue or margins due to competitive factors could affect our ability to service our debt, including the credit facilities.

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

Entity-Wide Risks

The economic downturn may have impacts on our business and financial condition that we currently cannot predict.

The ongoing economic downturn may have further impacts on our business and our financial condition, and we may face additional challenges if economic conditions do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions.  The economic situation could adversely affect the demand for real estate development activities in the state of Hawaii which in turn could cause a decline in the water well drilling and/or pump installation services required.  Furthermore, weak market conditions could cause a deeper decrease in demand for luxury homes.  Additionally, economic conditions could lead to a further reduction in demand for oil and natural gas, or lower prices for natural gas and oil, or both, which could have a negative impact on our revenues.

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

We also have a credit facility with a Canadian bank that is denominated in Canadian dollars.  Any decreases in currency exchange rates affect the amount of credit available to us.  Furthermore, our real estate revolving credit facility’s loan advance limitation is subject to the underlying security’s appraised value.  Any decreases in the appraised value of the underlying security could result in the need to pay down a portion of the outstanding borrowings.

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

At September 30, 2009, we had borrowings under our credit facilities of approximately $31 million.  In the ordinary course of business, we may incur significant additional debt, to the extent permitted by our revolving credit facilities, in order to fund future capital expenditures, acquisitions and homebuilding activities.

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

Borrowings under the real estate revolving credit facility are subject to a loan advance limitation based on the appraised value of the underlying security.  The loan advance limitation may be reduced as a result of a decrease in appraised value of the underlying security.  If borrowings under the facility exceed the loan advance limitation, Barnwell will be required to make debt repayments in the amount of the excess.  Furthermore, the entire unpaid principal balance and all accrued interest is due in full on December 17, 2010, unless we sell a home and lot before then, in which case we will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot.  If we are unable to sell the homes or lots within a reasonable timeframe, we will need to refinance the debt, obtain alternative terms or sources of financing, liquidate investments and/or operating assets, or reduce oil and natural gas capital expenditures to make the required cash outflows.

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

As of September 30, 2009, two of our investors and our executive officers held approximately 45% of our common stock.  The interests of these stockholders may not always coincide with the interests of other stockholders.  These stockholders, acting together, have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of us.  These stockholders are able to exercise significant control over our business, policies and affairs.

We believe that the currently enacted requirement to comply with Section 404(b) of the Sarbanes-Oxley Act in fiscal 2010 will result in additional expenses and may divert management’s attention.

Under currently enacted rules, the Company will be required to comply with the Section 404(b) auditor attestation of the Sarbanes-Oxley Act for fiscal 2010 and our independent registered public accounting firm would be required to provide its attestation of the adequacy of the Company’s internal controls.  If such compliance is required, the Company anticipates incurring additional general and administrative expenses and anticipates that its compliance efforts may divert management’s time and attention away from other aspects of our business.

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

We are involved as a passive minority-interest partner in joint ventures and are subject to risks associated with joint venture partnerships.

We are involved as a passive minority-interest partner in joint venture relationships and may initiate future joint venture projects.  Entering into a joint venture as a passive minority-interest partner involves certain risks which include:

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE Amex under the ticker symbol “BRN.”  The following tables present the quarterly high and low sales prices, on the NYSE Amex, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2007	$17.35	$8.38	December 31, 2008	$10.22	$2.95
March 31, 2008	12.59	7.75	March 31, 2009	5.97	2.25
June 30, 2008	16.95	9.11	June 30, 2009	5.72	3.75
September 30, 2008	13.21	8.50	September 30, 2009	5.30	2.96

Holders

As of December 1, 2009, there were 8,277,160 shares of common stock, par value $0.50, outstanding.  There were approximately 950 holders of the common stock of the registrant as of December 1, 2009.

Dividends

The table below sets forth the cash dividends paid per share of common stock during fiscal 2008.

Record Date	Payable Date	Dividend Paid
September 8, 2008	September 22, 2008	$0.075
June 2, 2008	June 16, 2008	$0.05
March 3, 2008	March 17, 2008	$0.05
January 7, 2008	January 22, 2008	$0.05

No dividends were declared or paid during fiscal 2009.  The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

Securities Authorized for Issuance Under Equity Compensation Plans

See the information included in Part III, Item12, under the caption “Equity Compensation Plan Information.”

Stock Performance Graph and Cumulative Total Return

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 6.          SELECTED FINANCIAL DATA

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2009 and 2008, and the related Consolidated Statements of Operations, Stockholders’ Equity and Comprehensive (Loss) Income, and Cash Flows for each of the years in the three-year period ended September 30, 2009.  This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

Critical Accounting Policies and Estimates

The Company considers an accounting estimate to be critical if the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, and changes in the estimate that are reasonably likely to occur in periods subsequent to the period in which the estimate was made, or use of different estimates that the Company could have used in the current period, would have a material impact on the financial condition or results of operations.  The most critical accounting policies inherent in the preparation of the Company’s financial statements are described below.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Oil and natural gas properties - full cost ceiling calculation and depletion

Policy Description

We use the full cost method of accounting for our oil and natural gas properties, under which we are required to conduct quarterly calculations of a “ceiling,” or limitation on the carrying value of oil and natural gas properties.  The ceiling limitation is the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) Topic 12D.

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments.  Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures.  The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries.  Our reserve estimates are prepared annually by independent petroleum consultants and quarterly by internal personnel.  The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information.  In the past three fiscal years, annual revisions to our reserve volume estimates have averaged 6% of the previous year’s estimate.  However, there can be no assurance that more significant revisions will not be necessary in the future.  If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.  If reported reserve volumes were revised downward by 5% at the end of fiscal 2009, the ceiling limitation would have decreased approximately $2,575,000.  This decrease would not have resulted in a write-down during the fourth quarter of fiscal 2009.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense.  The lower the estimated reserves, the higher the depletion rate per unit of production.  Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production.  If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2009, depletion for fiscal 2009 would have increased by approximately $542,000.

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

Impairment of Residential Real Estate Assets and Investment in Land Interests

Policy Description

Residential real estate assets and investment in land assets are recorded at the lower of cost or estimated fair value less costs to sell.  If an asset’s fair value less costs to sell, based on estimated future cash flows, management estimates or market comparisons, is less than its carrying amount, the asset is written down to its estimated fair value.

Judgments and Assumptions

Residential real estate assets and investment in land assets are reviewed for possible impairment when events or circumstances indicate that the carrying values may not be recoverable.  The estimated future cash flows generated by the asset, management estimates or market comparisons are compared with the amount recorded to assess the recoverability of the carrying value of the asset.  If the evaluation determines that the recorded value will not be recovered, the residential real estate assets and land investments are written down to its estimated fair value.  This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets.  Changes in these and other assumptions may require valuation adjustments that may materially impact the Company’s financial condition or its future operating results.

Impairment of Investment in Joint Ventures

Policy Description

Joint venture investments are reviewed for possible impairment when events or circumstances indicate that there is an other-than-temporary loss in value.  An investment is written down to fair value if there is evidence of a loss in value which is other-than-temporary.

Judgments and Assumptions

The Company’s investments in joint ventures are reviewed for impairment whenever there is an indication of a loss in value.  An investment is written down to fair value if the impairment is other-than-temporary.  In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgment are involved.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions, as well as a joint venture’s current and future plans to the extent that such plans are known to the Company.  Impairment calculations contain additional uncertainties because they require management to make assumptions and apply judgments to estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates.  Changes in these and other assumptions could affect the projected operational results of the unconsolidated affiliates and, accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results.

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

Judgments and Assumptions

We make estimates and judgments in determining our income tax expense for each reporting period.  Significant changes to these estimates could result in an increase or decrease in our tax provision in future periods.  We are also required to make judgments about the recoverability of deferred tax assets and when it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided.  Accordingly, changes in our business performance, unforeseen events, and changes in estimates of future taxable income could require a further increase in the valuation allowance or a reversal in the valuation allowance in future periods.  This could result in a charge to, or an increase in, income in the period such determination is made, and the impact of these changes could be material.  Historically, our current income tax estimates have not materially differed from our income tax returns filed with taxing authorities.  However, there can be no assurance that material differences will not occur in the future.

In addition, Barnwell operates within the U.S. and Canada and is subject to audit by taxing authorities in these jurisdictions.  Barnwell records accruals for the estimated outcomes of these audits, and the accruals may change in the future due to new developments in each matter.  Tax benefits are recognized when we determine that it is more likely than not that such benefits will be realized.  Management evaluates its potential exposures from tax positions taken that have or could be challenged by taxing authorities.  These potential exposures result because taxing authorities may take positions that differ from those taken by management in the interpretation and application of statutes, regulations and rules.  Management considers the possibility of alternative outcomes based upon past experience, previous actions by taxing authorities (e.g., actions taken in other jurisdictions) and advice from tax experts. Where uncertainty exists due to the complexity of income tax statutes and where the potential tax amounts are significant, we generally seek independent tax opinions to support our positions.  If our evaluation of the likelihood of the realization of benefits is inaccurate, we could incur additional income tax and interest expense that would adversely impact earnings, or we could receive tax benefits greater than anticipated which would positively impact earnings, either of which could be material.

Management believes that Barnwell’s provision for tax contingencies is reasonable.  However, the ultimate resolution of tax treatments disputed by governmental authorities may adversely affect Barnwell’s current and deferred income tax amounts.

Asset Retirement Obligation

Policy Description

Barnwell records the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset.  Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities.  The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.  Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations.  Actual asset retirement obligations through the end of fiscal 2009 have not materially differed from our estimates.  However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future.  A 20% increase in accretion and depletion related to the asset retirement obligation would have increased Barnwell’s fiscal 2009 expenses before taxes by approximately $138,000.

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

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, within and adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  A former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliated entities indirectly own 19.3% of Kaupulehu Developments.  Refer to Note 13 of the “Notes to Consolidated Financial Statements” in Item 8 for further discussion on related party interests.

Kaupulehu Developments’ interests include the following:

•

Development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club which are under option to a developer.  As of September 30, 2009, the development rights are under option for $5,312,000, comprised of two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.

•	The right to receive payments resulting from the sale of lots and/or residential units within approximately 870 acres in the Kaupulehu area by third party developers.

•

Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu area located adjacent to the 870 acres described above.  Kaupulehu Developments has an agreement which provides a potential developer with the exclusive right to negotiate with Kaupulehu Developments with respect to these 1,000 acres.  This right expires in June 2015 or, in June 2013 if the developer has not completed all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of the 1,000 acres.

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

Residential Real Estate Segment

Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership, which acquires house lots for investment and constructs luxury single-family homes for future sale.  A former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliates have a 20% interest in Kaupulehu 2007.  Refer to Note 13 of the “Notes to Consolidated Financial Statements” in Item 8 for further discussion on related party interests.

Contract Drilling Segment

Barnwell drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Investment in Joint Ventures

Barnwell owns an 80% interest in Kaupulehu Investors, LLC, which owns 1.5% passive minority interests in three joint ventures, Hualalai Investors JV, LLC and Hualalai Investors II, LLC (hereinafter collectively referred to as “Hualalai Investors”), which own Hualalai Resort, and Kona Village Investors, LLC, which owns Kona Village Resort.  A former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures and his affiliates have a 20% interest in Kaupulehu Investors, LLC.  Refer to Note 13 of the “Notes to Consolidated Financial Statements” in Item 8 for further discussion on related party interests.

Business Environment

Our primary operations are concentrated in the state of Hawaii and in Canada.  Accordingly, our business performance is directly affected by macroeconomic conditions in those areas, as well as general economic conditions of the U.S. domestic and world economies.

Widespread national and international concern over instability in the credit and capital markets continued during recent months with unprecedented market volatility and disruption in the U.S. and world economies.  The current recession that we are now experiencing differentiates recent months from years past with higher unemployment levels, collapses and government bail-outs of financial institutions, deterioration in consumer confidence, and reduced consumer spending.  All of the Company’s business segments have been adversely impacted by these changes.

According to the State of Hawaii Department of Business, Economic Development and Tourism’s (“DBEDT”) 4th Quarter 2009 Quarterly Statistical & Economic Report, Hawaii’s economy continued to slow through the third calendar quarter of 2009, primarily due to weak national and local economic conditions and continued declines in visitor spending.  DBEDT expects that the remainder of calendar year 2009 will bring reduced visitor spending, increased unemployment rates, and slower construction activity.  The aforementioned factors have had, and will presumably continue to have, an unfavorable impact on Barnwell’s Hawaii operations into fiscal 2010.

To combat the tough economic conditions, the Company has implemented cost containment programs including reductions in capital expenditures, management and staff compensation costs, and other general and administrative expenditures.

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on existing oil and natural gas prices.  Historically, oil and natural gas prices have been extremely volatile.  Oil and natural gas prices hit historic high levels in fiscal 2008.  Through the date of this filing, oil and natural gas prices have fallen sharply from their record levels.  Natural gas prices for Barnwell, based on quarterly averages during the three years ended September 30, 2009, have ranged from a low of $2.70 per thousand cubic feet (the average price for the quarter ended September 30, 2009) to a high of $9.70 per thousand cubic feet (the average price for the quarter ended June 30, 2008).  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $35.20 per barrel (the average price for the quarter ended March 31, 2009) to a high of $117.22 per barrel (the average price for the quarter ended June 30, 2008).  Although oil prices have increased from March 2009 levels, natural gas prices have continued to be weak during the three months ended September 30, 2009 and into fiscal 2010.  Continued or extended declines in prices for oil and natural gas could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

In response to the significant declines in oil and natural gas prices and general economic conditions, the Company has significantly reduced oil and natural gas capital expenditures and expects to hold such capital expenditures at reduced levels into fiscal 2010.  Reduced capital expenditures, if significant and/or continued, will likely result in a reduction in reserve volumes and oil and natural gas production.

Land Investment and Residential Real Estate Segments

In prior years, Hawaii’s economy experienced positive growth and the South Kohala/North Kona area of the island of Hawaii, the area in which Kaupulehu Developments’ leasehold interests are located and Kaupulehu 2007 is building homes, experienced strong demand for high end residential real estate.  However, beginning in fiscal 2008 and throughout fiscal 2009, the economic recession caused sales prices and activity within the Kaupulehu area to be significantly lower than original expectations.  Due to sharp declines in demand for luxury real estate, we expect revenues from real estate sales through fiscal 2010 to be lower than in previous years.  This could adversely affect our operating results, financial condition, and liquidity and cash flows.

The value of the Company’s lot acquisition rights in the Mauka Lands is also impacted by development activity and real estate values in the surrounding area.  During fiscal 2009, as a result of protracted widespread impacts of the economic recession and tightened credit markets on the real estate industry, it was determined that a decline in the value of the Company’s lot acquisition rights within the Mauka Lands to below its carrying value existed.  Accordingly, the Company reduced the carrying value of its lot acquisition rights in the Mauka Lands by $912,000 during the year ended September 30, 2009.  Continued weak real estate sales activity could result in additional write-downs of our investment in lot acquisition rights in the Mauka Lands.

Kaupulehu 2007’s two luxury homes are complete and available for sale.  Our ability to sell the completed residences and/or lots held for investment is contingent upon the strength of the luxury real estate market.  Because of the economic recession we are currently facing, it may take an extended period of time to sell the homes and/or lots and sales prices could be lower than our current estimates.  Barnwell will have cash outflows such as interest, maintenance, property taxes, and other holding costs until the homes and lots are sold.

Barnwell’s $16,000,000 real estate revolving credit facility expires in December 2010.  If the economy remains weak or worsens and we are unable to sell the homes and/or lots by the time the facility becomes due, it is possible that we will be unable to meet our debt obligations.  If that is the case, we will be required to refinance the debt, secure alternative financing, reduce fiscal 2010 oil and natural gas capital expenditures, liquidate assets, or take other necessary actions in order to make any required repayments.  Such actions could have negative impacts on our operations and financial condition.

Contract Drilling Segment

Demand for water well drilling and/or pump installation services is volatile and dependent upon land development activities within the state of Hawaii.  According to the DBEDT 4th Quarter 2009 Quarterly Statistical & Economic Report, substantial declines in the number of construction jobs, value of private building authorizations, value of government contracts awarded, and median sales prices for both single family homes and condominiums during the first three calendar quarters of 2009 indicate slower construction activity in the near future.

Investment in Joint Ventures

Hawaii’s real GDP is projected to decline 1.1 percent in calendar year 2009.  This is highlighted by such factors as reduced visitor counts and spending, increased unemployment rates, and slower construction activity.

According to DBEDT’s 4th Quarter 2009 Quarterly Statistical & Economic Report, tourism activity in Hawaii declined sharply during the first three quarters of calendar year 2009 as compared to the first three quarters of calendar year 2008.  Both the number of visitor arrivals and hotel occupancy rates were down.  Visitor arrivals, visitor days and visitor spending are forecasted to decline through the remainder of calendar year 2009.  In addition, beginning in fiscal 2008 and throughout fiscal 2009, the economic recession caused real estate sales within the Hualalai Resort area to be lower than original expectations.

During the year ended September 30, 2009, as a result of protracted widespread impacts of the economic recession and tightened credit markets on the real estate and hotel industries, the Company reduced the carrying value of its joint venture investments by $1,127,000.  Further deterioration of these conditions and continued reduced tourism and real estate sales activity could result in a sustained decrease in the value of our investment in these joint ventures, which may require us to record additional write-downs of these investments.

Results of Operations

Summary

In fiscal 2009, Barnwell recorded a non-cash reduction of the carrying value of oil and natural gas properties of $26,348,000 (approximately $18,556,000 net of income taxes).  The reduction was primarily due to a significant decline in petroleum prices.  Under the full cost method of accounting, prices as of the end of the quarter are used to determine the maximum carrying value of oil and natural gas properties.  The full cost method assumes constant prices over the productive life of the underlying oil and natural gas reserves, and its results do not necessarily reflect the true fair value of the underlying reserves as commodity prices are volatile and subject to changes in economic conditions and market forces over time.  Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.  Future declines in oil, natural gas and natural gas liquids prices may result in additional reductions in the carrying value of our oil and natural gas properties in the absence of offsetting changes.

Barnwell reported a net loss of $24,362,000 in fiscal 2009, a $36,094,000 decrease from net earnings of $11,732,000 in fiscal 2008.  This decrease was largely due to the following items:

•

The aforementioned non-cash reduction of the carrying value of oil and natural gas properties of $26,348,000 (approximately $18,556,000 net of income taxes) as well as $2,039,000 in non-cash reductions of the carrying values of Barnwell’s investments in joint ventures and lot acquisition rights (approximately $1,507,000 net of minority interest and income taxes);

•

Decrease of $20,687,000 before taxes in oil and natural gas segment operating profit (excluding the impact of the reduction in carrying value of oil and natural gas properties discussed above), due primarily to lower prices received for all petroleum products;

•	Decreased land investment segment operating profits before income taxes of $3,558,000 due to decreased receipts of development rights option payments and percentage of sales payments;

•

A $4,789,000 non-cash charge to deferred income tax expense in fiscal 2009 resulting from an increase in the valuation allowance for certain deferred tax assets; there was no such income tax charge in fiscal 2008; and

•	Fiscal 2008 earnings included a deferred income tax benefit of $909,000 resulting from a decrease in Canadian federal income tax rates; there was no such benefit in fiscal 2009.

The aforementioned items were partially offset by a $4,598,000 decrease, before income taxes, in general and administrative expenses.

Barnwell generated net earnings of $11,732,000 in fiscal 2008, an $8,216,000 increase from net earnings of $3,516,000 in fiscal 2007.  This increase was largely due to a $13,586,000 increase in operating profits before income taxes, primarily due to higher prices received for all petroleum products, partially offset by a $2,090,000 increase, before income taxes, in general and administrative expenses net of minority interest, and bad debt expense of $1,091,000, before income taxes, principally related to oil and natural gas segment receivables.  The increase was further attributable to a deferred income tax benefit in fiscal 2008 of $909,000 resulting from a decrease in Canadian federal income tax rates as compared to a benefit of $100,000 in fiscal 2007.

General

In addition to U.S. operations, Barnwell conducts foreign operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The fiscal year average exchange rate of the Canadian dollar to the U.S. dollar decreased 14% in fiscal 2009, as compared to fiscal 2008, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 1% at September 30, 2009, as compared to September 30, 2008.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  The fiscal year average exchange rate of the Canadian dollar to the U.S. dollar increased 10% in fiscal 2008, as compared to fiscal 2007, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 6% at September 30, 2008, as compared to September 30, 2007.  Other comprehensive income and losses are not included in net (loss) earnings.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2009 was $1,959,000, a $107,000 decrease from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $2,066,000 in fiscal 2008.

Foreign currency transaction gains and losses were not material in fiscal 2009, 2008 and 2007 and are reflected in “General and administrative” expenses in the Consolidated Statements of Operations.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between Canadian and U.S. dollars.

Oil and natural gas revenues

Selected Operating Statistics

The following tables set forth Barnwell’s annual net production and annual average price per unit of production for fiscal 2009 as compared to fiscal 2008, and fiscal 2008 as compared to fiscal 2007.  Production amounts reported are net of royalties and the Alberta Royalty Tax Credit (“ARTC”), where applicable.  As discussed in further detail below, the ARTC was discontinued effective January 1, 2007.

Fiscal 2009 - Fiscal 2008

	Annual Net Production
			Increase (Decrease)
	2009	2008	Units	%
Natural gas (MCF)*	3,567,000	3,349,000	218,000	7%
Oil (BBLS)**	170,000	160,000	10,000	6%
Liquids (BBLS)**	98,000	107,000	(9,000)	(8%)

	Annual Average Price Per Unit
			Decrease
	2009	2008	$	%
Natural gas (MCF)*	$ 3.79	$ 7.77	$ (3.98)	(51%)
Oil (BBLS)**	$ 48.94	$ 100.15	$(51.21)	(51%)
Liquids (BBLS)**	$ 24.47	$ 61.02	$(36.55)	(60%)

Fiscal 2008 - Fiscal 2007

	Annual Net Production
			Increase (Decrease)
	2008	2007	Units	%
Natural gas (MCF)*	3,349,000	3,615,000	(266,000)	(7%)
Oil (BBLS)**	160,000	146,000	14,000	10%
Liquids (BBLS)**	107,000	114,000	(7,000)	(6%)

	Annual Average Price Per Unit
			Increase
	2008	2007	$	%
Natural gas (MCF)*	$7.77	$ 5.88	$ 1.89	32%
Oil (BBLS)**	$100.15	$ 56.96	$ 43.19	76%
Liquids (BBLS)**	$61.02	$ 37.36	$ 23.66	63%

*                        MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**                  BBL(S) = stock tank barrel equivalent to 42 U.S. gallons

In October 2007, the Alberta Government announced a New Royalty Framework (“NRF”) that took effect on January 1, 2009.  The NRF changes royalty rates on conventional oil and natural gas production to be both price-sensitive and production-sensitive, and may increase up to a maximum royalty rate of 50%.  The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per MCF.  Approximately 96% of Barnwell’s gross revenues are derived from properties located within Alberta.

Oil and natural gas revenues decreased $24,491,000 (50%) from $49,441,000 in fiscal 2008 to $24,950,000 in fiscal 2009, primarily due to significant decreases in natural gas, oil and natural gas liquids prices, which decreased 51%, 51% and 60%, respectively, as compared to prices in fiscal 2008.

Net natural gas production increased 7% in fiscal 2009 as compared to fiscal 2008 due primarily to decreases in royalty rates resulting from lower prices and the NRF, as well as favorable annual royalty adjustments received from the Alberta government.  At Dunvegan, Barnwell’s principal oil and natural gas property, net natural gas production increased 210,000 MCF (12%).  Gross natural gas production decreased 2% in fiscal 2009 as compared to fiscal 2008; Dunvegan increased by 1% and all other properties decreased by 5%.  Dunvegan contributed approximately 55% of Barnwell’s net natural gas production in fiscal 2009, as compared to 52% in fiscal 2008.  In fiscal 2009, natural gas production from the Dunvegan Unit was responsible for approximately 53% of Barnwell’s natural gas revenues, as compared to 50% in fiscal 2008.

Net oil production increased 6% during fiscal 2009 as compared to fiscal 2008, due to production from newer areas, partially offset by declines at older properties.  Gross oil production increased 5% in fiscal 2009 as compared to fiscal 2008.

In November 2008, the Alberta Government announced a one-time option of selecting new transitional rates or NRF rates when drilling a new natural gas or conventional oil well 1,000 to 3,500 meters in depth.  All wells drilled between January 1, 2009 and December 31, 2013 that adopt the transitional rates will be shifted to the NRF on January 1, 2014.  As of January 1, 2009, all of Barnwell’s wells in Alberta pay royalties under the NRF and all new commercial wells adopted the transitional royalty rates.

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

The ARTC program was discontinued by the Alberta government, effective January 1, 2007.  Accordingly, no ARTC credits were received during fiscal years 2008 or 2009.  Barnwell received $111,000 in fiscal 2007.  Credits received by Barnwell under the ARTC program through December 31, 2006 were recorded as a credit against oil and natural gas royalties and reported in oil and natural gas revenues.

Oil and natural gas operating expenses

Operating expenses decreased $650,000 (6%) to $9,931,000 in fiscal 2009, as compared to $10,581,000 in fiscal 2008 primarily due to a 14% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses $1,647,000 in fiscal 2009 as compared to fiscal 2008.  The decrease was partially offset by higher utility costs and higher than usual workover activity which resulted in higher repairs and maintenance costs.

Operating expenses increased $378,000 (4%) to $10,581,000 in fiscal 2008, as compared to $10,203,000 in fiscal 2007 primarily due to a 10% increase in the average exchange rate of the Canadian dollar to the U.S. dollar that increased oil and natural gas operating expenses $911,000 in fiscal 2008 as compared to fiscal 2007.  The increase was partially offset by lower workover activity and repairs at certain older properties.

Sale of development rights, Sale of interest in leasehold land, and Minority interest in earnings

Kaupulehu Developments holds development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club which are under option for $5,312,000 to Hualalai Investors, the owner and current developer of Hualalai Resort.

Revenues, minority interest in earnings and operating profit related to sales of development rights under option for the fiscal years ended September 30, 2009, 2008 and 2007 are summarized as follows:

	Year ended September 30,
	2009	2008	2007
Sale of development rights under option:
Proceeds	$886,000	$4,426,000	$2,438,000
Fees	(53,000)	(265,000)	(146,000)
Revenues - sale of development rights, net	833,000	4,161,000	2,292,000
Minority interest in earnings	(182,000)	(910,000)	(501,000)
Operating profit - sale of development rights, net	$651,000	$3,251,000	$1,791,000

The decrease in proceeds from the sale of development rights during fiscal 2009 as compared to fiscal 2008 is due to the timing of receipt of proceeds of scheduled development right options.  In fiscal 2008, $1,770,000 of the $2,656,000 development rights option due on December 31, 2008 was received early, in May 2008.  Accordingly, only the remaining portion of $886,000 was received in the first quarter of fiscal 2009.

The total amount of remaining future option receipts, if all options are fully exercised, is $5,312,000 as of September 30, 2009, comprised of two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.

The following table summarizes the sales proceeds received from WB KD Acquisition, LLC (“WB”), an entity not affiliated with Barnwell and its subsidiaries, and related minority interest in earnings and operating profit for the fiscal years ended September 30, 2009, 2008 and 2007.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, and Westbrook Partners, developers of Kuki’o located adjacent to Hualalai Resort.

	Year ended September 30,
	2009	2008	2007
Sale of interest in leasehold land:
Revenues from percentage of sales payments	$214,000	$517,000	$3,585,000
Fees	(13,000)	(71,000)	(215,000)
Revenues - sale of interest in leasehold land, net	201,000	446,000	3,370,000
Minority interest in earnings	(44,000)	(243,000)	(737,000)
Operating profit - sale of interest in leasehold land, net	$157,000	$203,000	$2,633,000

WB sold one single-family lot in Increment I during the year ended September 30, 2009, four single-family lots during the year ended September 30, 2008, and seven single-family lots during the year ended September 30, 2007.

During fiscal 2009, development work on Lot 4A by the developer included the completion and dedication of the Lot 4A Beach Club, which will help add a sense of community to the Lot 4A area, for future residents who will be able to use this area as a gathering place.  The Beach Club consists of a two-tiered pool, bar area, outdoor restaurant and lawn.  The amenities at the Beach Club will also assist the developer’s sales team with a useful venue to host potential buyers.

Other project work at Lot 4A by the developer was limited to moving forward with implementing the overall landscape plan for Increment I.  WBKD has planted a number of trees and other groundscape materials at the gated entry, road intersections and various other areas of Increment I, which has improved the appearance of the project as the landscaping has begun to grow in.  WB plans to add a corridor of trees along the entry road in phases.  The first house to start construction was completed in the summer of 2009.  Aside from this house and the two houses built by our Kaupulehu 2007 residential development venture, two other houses are under construction and two others are in the late planning stages.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues decreased $4,452,000 (45%) to $5,335,000 in fiscal 2009, as compared to $9,787,000 in fiscal 2008, and contract drilling operating expenses decreased $3,292,000 (43%) to $4,392,000 in fiscal 2009, as compared to $7,684,000 in fiscal 2008.  The contract drilling segment generated a $531,000 operating profit before general and administrative expenses during fiscal 2009, a decrease of $1,180,000 (69%) as compared to an operating profit before general and administrative expenses of $1,711,000 in fiscal 2008.  The decrease is primarily due to decreased well drilling activity during fiscal 2009 as compared to fiscal 2008.

At September 30, 2009, there was a backlog of six well drilling contracts and four pump installation and repair contracts, of which three well drilling and three pump installation and repair contracts were in progress as of September 30, 2009.  The backlog of contract drilling revenues as of November 30, 2009 was approximately $3,150,000.  All of the contracts in backlog at November 30, 2009 are expected to be completed within fiscal year 2010.

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

Gas processing and other income

Gas processing and other income decreased $950,000 (53%) to $859,000 in fiscal 2009 as compared to $1,809,000 in fiscal 2008.  The fiscal 2008 period included gains of $443,000 from the sale of lot purchase rights by the residential real estate segment (see further discussion in Note 5 in the “Notes to Consolidated Financial Statements” in Item 8) and $260,000 which represented insurance proceeds received on the involuntary conversion of an incapacitated drill rig that had been fully depreciated; no such revenues were received during fiscal 2009.

Gas processing and other income increased $627,000 (53%) to $1,809,000 in fiscal 2008 as compared to $1,182,000 in fiscal 2007.  The increase is primarily due to the aforementioned fiscal 2008 gains of $443,000 from the sale of lot purchase rights and $260,000 in insurance proceeds received.

General and administrative expenses

General and administrative expenses decreased $4,598,000 (37%) to $7,899,000 in fiscal 2009, as compared to $12,497,000 in fiscal 2008.  The decrease was primarily attributable to i) a $2,532,000 decrease in current compensation costs due to reductions in compensation for both management and staff, ii) a $1,213,000 decrease in professional services, iii) a $561,000 decrease due to a 14% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar, and iv) a $303,000 decrease in travel and entertainment costs.

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

Bad debt expense

Bad debt expense decreased $521,000 (48%) to $570,000 in fiscal 2009, as compared to $1,091,000 in fiscal 2008.  The decrease is primarily attributable to lower bad debt provisions recorded during fiscal 2009, as well as the recovery of $234,000 of previously reserved receivables in fiscal 2009.

No bad debt reserves were recorded during fiscal 2007.

Depletion, depreciation and amortization

Depletion, depreciation and amortization decreased $3,173,000 (22%) to $11,553,000 in fiscal 2009, as compared to $14,726,000 in fiscal 2008, due to a 14% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar coupled with a 12% decrease in the depletion rate due to the reduction of the carrying value of oil and natural gas properties during fiscal 2009.

Depletion, depreciation and amortization increased $1,552,000 (12%) to $14,726,000 in fiscal 2008, as compared to $13,174,000 in fiscal 2007, due to a 5% increase in the depletion rate due to increases in Barnwell’s costs of finding and developing proven reserves and a 10% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.  The increase was partially offset by a 4% decrease in production.  Barnwell’s costs of finding and developing proven reserves increased due to the costs of oil and natural gas exploration and development having increased along with product prices and the drilling of unsuccessful wells.

Reduction of carrying value of assets

During fiscal 2009, Barnwell reduced the carrying value of certain assets.  A breakdown of the reduction of the carrying value of assets as reported in the Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2009	2008	2007
Oil and natural gas properties	$26,348,000	$-	$-
Investment in joint ventures	1,127,000	-	-
Lot acquisition rights - Mauka Lands	912,000	-	-
Total reduction of carrying value of assets	$28,387,000	$-	$-

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  Due to a significant decline in prices, Barnwell’s net capitalized costs exceeded the ceiling limitation at the end of the second and third quarters of fiscal 2009.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $26,348,000 during the year ended September 30, 2009.  No such reduction was recorded during fiscal years 2008 or 2007.

Under the full cost method of accounting, prices as of the end of the quarter are used to determine the maximum carrying value of oil and natural gas properties.  The full cost method assumes constant prices over the productive life of the underlying oil and natural gas reserves, and its results do not necessarily reflect the true fair value of the underlying reserves as commodity prices are volatile and subject to changes in economic conditions and market forces over time.  Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.  Future declines in oil, natural gas and natural gas liquids prices may result in additional reductions of the carrying value of our oil and natural gas properties in the absence of offsetting changes.

As a result of protracted widespread impacts of the economic recession and tightened credit markets on the real estate and hotel industries, Barnwell recorded a $1,127,000 non-cash reduction in the carrying value of its investment in joint ventures during the year ended September 30, 2009, due to declines in values that are deemed other-than-temporary.  No such reduction was recorded during fiscal years 2008 or 2007.  A market value approach was utilized to determine the other-than-temporary fair value of Barnwell’s investment in joint ventures, based on estimates of the aforementioned impacts on the value of the underlying assets of the joint ventures.

As a result of protracted widespread impacts of the economic recession and tightened credit markets on the real estate industry, during the year ended September 30, 2009, Barnwell determined that a reduction of the carrying value of its lot acquisition rights in the Mauka Lands was necessary as a result of the aforementioned impacts on real estate in the area in which Barnwell holds interests.  Accordingly, Barnwell reduced the carrying value of its investment in lot acquisition rights by $912,000.  No such reduction was recorded during fiscal years 2008 or 2007.  A discounted cash flow valuation approach was utilized to determine the fair value of the lot acquisition rights based on estimates of discounted market values of the lots to be developed in the future, as adjusted for land use zoning and development probabilities.

Interest expense

Interest expense decreased $131,000 (13%) to $912,000 in fiscal 2009, as compared to $1,043,000 in fiscal 2008, primarily due to lower average interest rates, partially offset by higher average loan balances, during fiscal 2009 as compared to fiscal 2008.  This decrease was also partially offset by a decrease in the amount of interest capitalized due to the completion of the development of residential homes during fiscal 2009.  The weighted-average balance of outstanding borrowings from Royal Bank of Canada increased to $15,566,000 in fiscal 2009 as compared to $13,672,000 in fiscal 2008.  The average interest rate incurred on Barnwell’s borrowings from Royal Bank of Canada decreased to 3.86% in fiscal 2009, as compared to 5.62% in fiscal 2008.  The weighted-average balance of outstanding borrowings under the real estate credit facility increased to $14,211,000 in fiscal 2009 as compared to $8,530,000 in fiscal 2008.  The average interest rate incurred on borrowings on the real estate credit facility decreased to 3.71% in fiscal 2009, as compared to 6.33% in fiscal 2008.  Of the interest amounts incurred, $253,000 was capitalized in fiscal 2009 as compared to $394,000 during fiscal 2008.

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

Interest costs for the fiscal years ended September 30, 2009, 2008 and 2007 are summarized as follows:

	Year ended September 30,
	2009	2008	2007
Interest costs incurred	$1,165,000	$1,437,000	$1,141,000
Less interest costs capitalized	253,000	394,000	142,000
Interest expense	$912,000	$1,043,000	$999,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the decrease in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

Barnwell’s effective consolidated income tax benefit rate for fiscal 2009 was approximately 22%.  This rate is lower than the expected statutory U.S. rate of 35% due primarily to a $4,789,000 non-cash charge to income tax expense resulting from an increase in the valuation allowance for certain deferred tax assets due to recent events regarding real estate in the area in which Barnwell holds interests that impacted management’s projections of future income levels necessary to benefit from such deferred tax assets.

Included in the income tax provision for fiscal 2008 is a $909,000 reduction of the net deferred tax liability due to a reduction in Canadian federal tax rates.  During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  A minor reduction in Canadian federal tax rates in fiscal 2007 resulted in a $100,000 reduction in net deferred tax liabilities in fiscal 2007.  Barnwell’s effective consolidated income tax rate for the year ended September 30, 2008, excluding the aforementioned $909,000 impact of the reduction in Canadian income tax rates, was approximately 36%, and the effective consolidated income tax rate for the year ended September 30, 2007 was approximately 49%.

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

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) updated FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures, (formerly FSP FAS 157-2).  FASB ASC Section 820-10-50 defers the effective date of FASB ASC Topic 820 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We have elected to utilize this deferral and accordingly, we will apply FASB ASC Topic 820 to our nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis in the quarter ending December 31, 2009.  Barnwell is currently evaluating the impact that the application of FASB ASC Topic 820 to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis will have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB updated FASB ASC Subtopic 810-10, Consolidation, (formerly SFAS No. 160).  FASB ASC Subtopic 810-10 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statements of Operations; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Upon adoption, there will be no material impact on Barnwell’s consolidated financial statements.

In December 2008, the FASB updated FASB ASC Topic 715, Compensation - Retirement Benefits, (formerly FSP FAS 132(R)-1).  FASB ASC Topic 715 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FASB ASC Topic 715 is effective for financial statements issued for fiscal years ending after December 15, 2009.  Barnwell’s management is currently evaluating the impact of adopting these provisions on the consolidated financial statements.

In December 2008, the SEC adopted revisions to its required oil and natural gas reporting disclosures.  Additionally, in October 2009, the SEC issued SAB No. 113, which revises or rescinds portions of the interpretive guidance of its oil and natural gas rules.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves.  In the three decades that have passed since adoption of the original disclosure requirements, there have been significant changes in the oil and natural gas industry.  The amendments are designed to modernize and update the oil and natural gas disclosure requirements to align them with current practices and changes in technology.  In addition, the amendments concurrently align the SEC’s full cost accounting rules with the revised disclosures.  The revised disclosure requirements must be incorporated in annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  Barnwell’s management is currently evaluating the impact of adopting these provisions on the consolidated financial statements.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are internally generated cash flows from operations, land investment segment proceeds and borrowings on its credit facilities.  At September 30, 2009, Barnwell had $6,879,000 in cash and cash equivalents and approximately $3,654,000 of available credit under its credit facility with its Canadian bank.  As of September 30, 2009, Barnwell had borrowed the maximum amount available under its credit facility with a Hawaii bank, which is restricted in its use to the construction of homes and financing of lots by Kaupulehu 2007.  At September 30, 2009, we maintained positive working capital of $3,356,000 as compared to positive working capital of $2,829,000 at September 30, 2008.  Barnwell’s future liquidity and ability to fund capital expenditures is dependent upon operating cash flows, existing working capital, available credit under its credit facility with its Canadian bank, and ability to access debt and equity markets.

We believe our current cash balances, future operating cash flows, land investment segment proceeds, residential home and lot sales, and available credit will be sufficient to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest, and settle incentive compensation liabilities in cash, if necessary.  However, over the last year, the U.S. and international credit markets have experienced significant disruption.  Although some recovery has occurred in the credit markets in recent months, these disruptions have resulted in greater volatility, less liquidity, and limited availability of financing.  Therefore we cannot predict whether Barnwell’s Canadian revolving credit facility will be reduced below the current level of borrowings under the facility because of significant decreases in the rate of exchange of the Canadian dollar to the U.S. dollar or upon the April 2010 review.  Furthermore, we cannot predict whether our real estate revolving credit facility’s loan advance limitation will be reduced below borrowed amounts due to a decrease in appraised values of the underlying security, which would require us to repay a portion of our loan borrowings, or whether the homes and residential lots will be sold before December 17, 2010, the facility’s expiration date.  Events and circumstances that lead to results that significantly differ from management’s expectations could have a material adverse effect on our operations, liquidity, cash flows, and financial condition.

Oil and natural gas prices, land investment segment proceeds, and residential real estate home and lot sales are driven by market supply and demand factors which are impacted by the overall state of the economy.  Oil and natural gas prices have historically been volatile and the timing and amount of land investment segment proceeds are unpredictable, sporadic, and not under Barnwell’s control.  Development rights proceeds, on the other hand, are scheduled, but there is no assurance that future monies will be received.  If oil and natural gas prices continue to decline and land investment segment proceeds and residential real estate home and lot sales are less than current expectations, we will be faced with reduced operating cash flows which in turn could have a material adverse effect on our operations, liquidity, cash flows, and financial condition.  In response to significant declines in oil and natural gas prices and land investment segment proceeds and resulting decreases in cash inflows, the Company significantly reduced oil and natural gas capital expenditures in fiscal 2009 and is holding such capital expenditures at reduced levels through at least the first half of fiscal 2010.  In the event a reduction in capital expenditures is not sufficient to fund our future cash needs, we will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to make any required cash outflows.  Reduced oil and natural gas capital expenditures, if significant and/or continued, will likely result in a reduction in future oil and natural gas reserve volumes and production.

Cash Flows

Cash flows used in operations totaled $3,060,000 for fiscal 2009, as compared to $18,440,000 of cash flows provided by operations for the same period in fiscal 2008.  The $21,500,000 decrease in cash flows was primarily due to a decrease in operating profit generated by Barnwell’s oil and natural gas segment resulting from declines in the market prices for oil and natural gas during fiscal 2009, an increase in residential real estate home development costs, and changes in working capital primarily due to fluctuations in the timing and amount of payments of accrued taxes and accrued bonuses in fiscal 2009 as compared to the same period in fiscal 2008.

Net cash used in investing activities totaled $7,611,000 for fiscal 2009, as compared to $12,037,000 for fiscal 2008.  The decrease in net cash used was primarily attributable to reduced capital expenditures, offset in part by decreased proceeds from land investment segment sales, during fiscal 2009, as compared to the same period in fiscal 2008.

Cash flows provided by financing activities totaled $4,579,000 for fiscal 2009, as compared to $2,504,000 of cash flows used in financing activities for fiscal 2008.  This increase in cash inflows was primarily due to increased long-term debt borrowings in Hawaii related to the residences under construction and reduced Barnwell stock repurchases and dividend payments in fiscal 2009 as compared to fiscal 2008.

Residential Real Estate Capitalized Costs

Construction of two luxury residences commenced in January 2008 and as of September 30, 2009, both homes are complete and available for sale.  Capitalized expenditures related to construction of the two residences, including accrued construction costs and capitalized interest, totaled $4,709,000 for the year ended September 30, 2009.

The first home, on Lot 35, was completed and listed for sale at an offering price of $9,400,000 in June 2009.  The home is a fully furnished 5-bedroom, 6.5-bath ranch-style home with a 6th bedroom that can also be used as an office.  The home is 6,337 square feet in size.  It is designed with an open-air breezeway connecting the 3-bedroom main house with a separate 2 or 3-bedroom guest quarters, creating privacy for both living areas.

The second home, on Lot 36, was recently completed and is anticipated to be listed for sale at a similar price.  This home is planned to be sold unfurnished.  It is of similar design to the Lot 35 home and is 6,275 square feet in size.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, decreased $11,663,000 (66%) from $17,662,000 in fiscal 2008 to $5,999,000 in fiscal 2009.  Due to sharp declines in oil and natural gas prices, spending for fiscal 2009 was significantly reduced from previous estimates.  During the year ended September 30, 2009, Barnwell participated in drilling 12 gross (1.9 net) wells, of which 10 gross (1.6 net) wells appear to be successful or are currently being evaluated and 2 gross (0.3 net) wells were not successful.  Including revisions of previous estimates, Barnwell replaced 100% of oil production (including natural gas liquids) and 25% of natural gas production during fiscal 2009, as compared to 81% and 78%, respectively, during fiscal 2008.  Excluding revisions of previous estimates, Barnwell replaced 11% of oil production (including natural gas liquids) and 22% of natural gas production during fiscal 2009, as compared to 47% and 45%, respectively, during fiscal 2008.  Of the 12 gross wells drilled in fiscal 2009, Barnwell initiated 6 gross (1.3 net) wells.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  Of the $5,999,000 total oil and natural gas properties investments for fiscal 2009, $184,000 (3%) was for acquisition of oil and natural gas properties, $599,000 (10%) was for exploration costs, $3,539,000 (59%) was for development of oil and natural gas properties, and $1,677,000 (28%) was for support equipment and facilities.

The following table sets forth the gross and net numbers of oil and natural gas wells Barnwell participated in drilling for each of the last three fiscal years:

2009

2008

2007

Gross

Net

Gross

Net

					Gross	Net

Exploratory oil and natural gas wells	-	-	6	2.6	2	0.9

Development oil and natural gas wells	12	1.9	26	5.2	30	5.8

Successful oil and natural gas wells	10	1.6	29	6.9	29	5.6

Unsuccessful oil and natural gas wells	2	0.3	3	0.9	3	1.1

Barnwell estimates that oil and natural gas capital expenditures for fiscal 2010 will range from $5,000,000 to $8,000,000.  This estimated amount will decrease or increase as dictated by cash flows generated by operations and management’s assessment of the oil and natural gas environment and prospects.  The Company is currently unable to estimate when it will increase its oil and natural gas exploration and development activity as such a determination will depend upon future oil and natural gas prices and a strengthening of general economic conditions.  Reduced capital expenditures, if significant and/or continued, will likely result in a reduction in reserve volumes and oil and natural gas production.

Credit Arrangements

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2010 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$18,654,000 at the September 30, 2009 exchange rate.  At September 30, 2009, borrowings under this facility were US$15,000,000, unchanged from the balance borrowed at September 30, 2008, and Barnwell had approximately $3,654,000 of unused credit available.  The facility is available in U.S.

dollars at the London Interbank Offer Rate plus 3.5%, at U.S. prime plus 2.5%, or in Canadian dollars at Canadian prime plus 2.5%.  A standby fee of 1.0% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $70,000 Canadian dollars to renew the facility.

As also discussed in Note 9 in the “Notes to Consolidated Financial Statements” in Item 8, Kaupulehu 2007 has a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 finances four parcels and the costs of home construction.  At September 30, 2009, borrowings under this facility were $16,000,000.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  Both of the homes are complete and available for sale.  The real estate revolving credit facility pertaining to the homes and lots held for investment is due on December 17, 2010.  We cannot predict whether our real estate revolving credit facility’s loan advance limitation will be reduced below borrowed amounts due to a decrease in appraised values of the underlying security, or whether the homes and residential lots will be sold before the facility’s expiration date.  If Barnwell is unable to sell the homes and lots held for investment within a reasonable timeframe, Barnwell will be required to refinance the debt, secure alternative financing, reduce fiscal 2010 oil and natural gas capital expenditures, liquidate assets, or take other necessary actions in order to make any required repayments.  In addition, Barnwell will have cash outflows such as interest, maintenance, property taxes, and other holding costs until the homes and lots are sold.

Contractual Obligations

Kaupulehu 2007 has an agreement with the son of a former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures, including a 20% interest in Kaupulehu 2007 (see further discussion on related party interests at Note 13 in the “Notes to Consolidated Financial Statements” in Item 8), under which he served as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with the independent building contractor for Kaupulehu 2007’s two luxury homes; a significant provision of which is that each will receive 20% of the sales profit, which is contingent on the sale of each of the two homes constructed by Kaupulehu 2007.

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

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  During the year ended September 30, 2009, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnwell Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive (loss) income, and cash flows for each of the years in the three-year period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii

December 15, 2009

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,879,000	$13,618,000
Accounts receivable, net of allowance for doubtful accounts of:
$47,000 at September 30, 2009; $1,078,000 at September 30, 2008	3,978,000	7,524,000
Current taxes receivable	653,000	975,000
Prepaid expenses	1,403,000	250,000
Deferred income taxes	272,000	2,134,000
Real estate held for sale	13,585,000	-
Other current assets	591,000	1,161,000
TOTAL CURRENT ASSETS	27,361,000	25,662,000

DEPOSITS ON RESIDENTIAL PARCELS	-	200,000

RESIDENTIAL LOTS UNDER DEVELOPMENT	-	8,876,000

INVESTMENT IN RESIDENTIAL PARCELS	4,598,000	4,708,000

INVESTMENT IN JOINT VENTURES	1,920,000	2,776,000

INVESTMENT IN LAND INTERESTS	538,000	1,450,000

PROPERTY AND EQUIPMENT, NET	51,687,000	88,690,000

TOTAL ASSETS	$86,104,000	$132,362,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,277,000	$6,516,000
Accrued capital expenditures	588,000	3,071,000
Accrued incentive plan costs	1,427,000	2,372,000
Other accrued compensation costs	546,000	3,481,000
Payable to joint interest owners	1,001,000	1,581,000
Income taxes payable	619,000	3,506,000
Current portion of long-term debt	14,335,000	-
Other current liabilities	2,212,000	2,306,000
TOTAL CURRENT LIABILITIES	24,005,000	22,833,000

LONG-TERM DEBT	16,665,000	26,217,000

LIABILITY FOR RETIREMENT BENEFITS	4,848,000	2,041,000

ASSET RETIREMENT OBLIGATION	4,508,000	4,565,000

DEFERRED INCOME TAXES	2,858,000	14,375,000

MINORITY INTEREST	902,000	1,067,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares:
8,403,060 issued at September 30, 2009 and 2008	4,202,000	4,202,000
Additional paid-in capital	1,227,000	1,222,000
Retained earnings	30,500,000	54,862,000
Accumulated other comprehensive (loss) income, net	(1,349,000)	3,143,000
Treasury stock, at cost:
162,900 shares at September 30, 2009; 150,200 shares at September 30, 2008	(2,262,000)	(2,165,000)
TOTAL STOCKHOLDERS’ EQUITY	32,318,000	61,264,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,104,000	$132,362,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2009	2008	2007
Revenues:
Oil and natural gas	$24,950,000	$49,441,000	$34,599,000
Contract drilling	5,335,000	9,787,000	5,993,000
Sale of interest in leasehold land, net	201,000	446,000	3,370,000
Sale of development rights, net	833,000	4,161,000	2,292,000
Gas processing and other	859,000	1,809,000	1,182,000

	32,178,000	65,644,000	47,436,000

Costs and expenses:
Oil and natural gas operating	9,931,000	10,581,000	10,203,000
Contract drilling operating	4,392,000	7,684,000	4,939,000
General and administrative	7,899,000	12,497,000	10,457,000
Bad debt expense	570,000	1,091,000	-
Depreciation, depletion and amortization	11,553,000	14,726,000	13,174,000
Reduction of carrying value of assets	28,387,000	-	-
Interest expense, net	912,000	1,043,000	999,000
Minority interest in (losses) earnings	(186,000)	1,006,000	988,000

	63,458,000	48,628,000	40,760,000

(Loss) earnings before income taxes	(31,280,000)	17,016,000	6,676,000

Income tax benefit (provision)	6,918,000	(5,284,000)	(3,160,000)

NET (LOSS) EARNINGS	$(24,362,000)	$11,732,000	$3,516,000

BASIC NET (LOSS) EARNINGS PER COMMON SHARE	$(2.96)	$1.42	$0.43

DILUTED NET (LOSS) EARNINGS PER COMMON SHARE	$(2.96)	$1.39	$0.41

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:

BASIC	8,240,444	8,248,581	8,208,189

DILUTED	8,240,444	8,438,914	8,608,759

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) earnings	$(24,362,000)	$11,732,000	$3,516,000
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Reduction of carrying value of assets	28,387,000	-	-
Depreciation, depletion and amortization	11,553,000	14,726,000	13,174,000
Bad debt expense	570,000	1,091,000	-
Retirement benefits expense	503,000	528,000	511,000
Accretion of asset retirement obligation	270,000	314,000	232,000
Share-based compensation payments	-	(458,000)	(2,024,000)
Asset retirement obligation payments	(130,000)	(48,000)	(42,000)
Minority interest in (losses) earnings	(186,000)	1,006,000	988,000
Retirement benefits contribution and payments	(229,000)	(456,000)	(250,000)
Share-based compensation (benefit) expense	(259,000)	(402,000)	462,000
Sale of interest in leasehold land, net	(201,000)	(446,000)	(3,370,000)
Sale of development rights, net	(833,000)	(4,161,000)	(2,292,000)
(Benefit) provision for deferred income taxes	(6,641,000)	(2,404,000)	1,456,000
Additions to residential lots under development	(5,547,000)	(3,277,000)	(4,868,000)
(Decrease) increase from changes in current assets and liabilities	(5,955,000)	695,000	1,299,000

Net cash (used in) provided by operating activities	(3,060,000)	18,440,000	8,792,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	833,000	4,161,000	2,292,000
Proceeds from sale of interest in leasehold land, net of fees paid	201,000	1,111,000	3,370,000
Refund of deposits on residential parcels	200,000	400,000	-
Proceeds from gas over bitumen royalty adjustments	179,000	259,000	248,000
Return of capital distribution from joint venture	-	-	525,000
Deposits on residential parcels	-	-	(800,000)
Purchase of lot acquisition rights	-	-	(1,400,000)
Additions to investment in residential parcels	-	(279,000)	(2,383,000)
Investment in joint ventures	(271,000)	(11,000)	(3,290,000)
Capital expenditures	(8,753,000)	(17,678,000)	(16,597,000)

Net cash used in investing activities	(7,611,000)	(12,037,000)	(18,035,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	6,457,000	3,594,000	9,486,000
Repayments of long-term debt	(1,742,000)	(1,460,000)	(52,000)
Contributions from minority interest partner	202,000	4,000	751,000
Proceeds from exercise of stock options	-	241,000	329,000
Payment of dividends	-	(1,858,000)	(2,052,000)
Payment of loan commitment fee	(60,000)	(100,000)	-
Purchases of common stock for treasury	(97,000)	(1,892,000)	(155,000)
Distributions to minority interest partners	(181,000)	(1,033,000)	(1,032,000)

Net cash provided by (used in) financing activities	4,579,000	(2,504,000)	7,275,000

Effect of exchange rate changes on cash and cash equivalents	(647,000)	(388,000)	103,000

Net (decrease) increase in cash and cash equivalents	(6,739,000)	3,511,000	(1,865,000)

Cash and cash equivalents at beginning of year	13,618,000	10,107,000	11,972,000

Cash and cash equivalents at end of year	$6,879,000	$13,618,000	$10,107,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Years ended September 30, 2007, 2008 and 2009

Accumulated
		Additional			Other		Total
Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
Outstanding	Stock	Capital	(Loss) Income	Earnings	(Loss) Income	Stock	Equity

Balance at September 30, 2006	8,169,060	$4,085,000	$144,000		$43,524,000	$2,852,000	$-	$50,605,000

Exercise of stock options, 111,000 shares net of 1,900 shares tendered and placed in treasury	109,100	55,000	314,000				(40,000)	329,000

Share-based compensation costs			77,000					77,000

Tax benefit from employee stock option transactions			203,000					203,000

Purchases of 10,000 common shares for treasury	(10,000)						(155,000)	(155,000)

Dividends declared, $0.25 per share					(2,052,000)			(2,052,000)

Comprehensive income:
Net earnings				$3,516,000	3,516,000			3,516,000
Other comprehensive income – foreign currency translation adjustments, net of $2,883,000 of taxes				3,316,000		3,316,000		3,316,000
Total comprehensive income				$6,832,000

Adjustment for initial adoption of FASB ASC Topic 715, net of $636,000 tax benefit						(1,235,000)		(1,235,000)

At September 30, 2007	8,268,160	$4,140,000	$738,000		$44,988,000	$4,933,000	$(195,000)	$54,604,000

(continued on next page)

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Years ended September 30, 2007, 2008 and 2009

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

(continued on next page)

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

Years ended September 30, 2007, 2008 and 2009

(continued from previous page)

						Accumulated
			Additional			Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Stockholders’
	Outstanding	Stock	Capital	(Loss) Income	Earnings	(Loss) Income	Stock	Equity

Balance at September 30, 2008	8,252,860	$4,202,000	$1,222,000		$54,862,000	$3,143,000	$(2,165,000)	$61,264,000

Share-based compensation costs			5,000					5,000

Purchases of 12,700 common shares for treasury	(12,700)						(97,000)	(97,000)

Comprehensive loss:
Net loss				$(24,362,000)	(24,362,000)			(24,362,000)
Other comprehensive loss:
Foreign currency translation adjustments, net of $1,781,000 tax benefit				(1,959,000)		(1,959,000)		(1,959,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				142,000		142,000		142,000
Net losses arising during the period, net of taxes of $0				(2,675,000)		(2,675,000)		(2,675,000)
Total comprehensive loss				$(28,854,000)

At September 30, 2009	8,240,160	$4,202,000	$1,227,000		$30,500,000	$(1,349,000)	$(2,262,000)	$32,318,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

1.         DESCRIPTION OF THE REPORTING ENTITY AND BUSINESS

Principles of Consolidation

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

Description of Business

During its last three fiscal years, Barnwell was engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada, 2) investing in leasehold land and other real estate interests in Hawaii, 3) acquiring property for investment and development of homes for sale in Hawaii (established January 2007), and 4) drilling wells and installing and repairing water pumping systems in Hawaii.  Barnwell’s oil and natural gas activities comprise its largest business segment.  Approximately 78% of Barnwell’s revenues and 93% of Barnwell’s capital expenditures for the fiscal year ended September 30, 2009 were attributable to its oil and natural gas activities.  Barnwell’s land investment segment revenues accounted for 3% of fiscal 2009 revenues; Barnwell’s contract drilling activities accounted for 17% of fiscal 2009 revenues; and Barnwell’s residential real estate segment and other revenues comprised 2% of fiscal 2009 revenues.

2.         SIGNIFICANT ACCOUNTING POLICIES

Overview

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a standard that establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the single source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities for financial statements issued for interim and annual periods ending after September 15, 2009.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Company has adopted this standard and as such, all references to GAAP issued by the FASB in these notes to the consolidated financial statements are to the FASB ASC.  All references made to GAAP use the new Codification numbering system.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.  Significant assumptions are required in the valuation of deferred tax assets, asset retirement obligations, share-based payment arrangements, obligations for retirement plans, contract drilling estimated costs to complete, proved oil and natural gas reserves, and the carrying value of other assets, and such assumptions may impact the amount at which such items are recorded.

Reclassifications

Certain reclassifications have been made to the September 30, 2008 and 2007 consolidated financial statements to conform to classifications used in the September 30, 2009 consolidated financial statements.

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

Oil and Natural Gas Properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using prices as of the end of each reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down in accordance with U.S. SEC Staff Accounting Bulletin (“SAB”) Topic 12D.  Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.  At September 30, 2009 and 2008, Barnwell had no investments in oil and natural gas development projects, proved or unproved, that were not being depleted.  General and administrative costs related to oil and natural gas operations are expensed as incurred.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

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

Investment in Land Interests

Barnwell accounts for sales of development rights under option and the Increment I and Increment II leasehold land interest sales under the full accrual method.  Gains from such sales are recognized when the buyer’s investments are adequate to demonstrate a commitment to pay for the property, risks and rewards of ownership have been transferred to the buyer, and Barnwell does not have a substantial continuing involvement with the property sold.  With regard to the sales of Increment I and Increment II leasehold land interests, the percentage of sales payments are contingent future profits which will be recognized when they are realized, and all costs of the sales were recognized at the time of sale and none were deferred to future periods when any contingent profits will be recognized.  Costs incurred for the acquisition and improvement of leasehold land interests and lot acquisition rights not yet sold are included in the Consolidated Balance Sheets under the caption “Investment in Land Interests.”

Investment in land interests is reported at the lower of the asset carrying value or fair value and is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.  This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets.  Changes in these and other assumptions may require valuation adjustments that may materially impact the Company’s financial condition or its future operating results.  If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations resulting in a decrease in the fair value of the aforementioned assets below carrying value, the Company will be required to record an impairment loss.

Real Estate Held for Sale, Residential Lots Under Development, Investment in Residential Parcels, and Deposits on Residential Parcels

The costs of acquiring land, development and construction costs, interest, property taxes and general and administrative expenses related to the development of land and home construction are capitalized.  Costs that relate to a specific lot or home are assigned to that lot or home while common costs related to multiple lots or homes will be allocated to each in proportion to their anticipated sales value.

Barnwell capitalizes interest costs during development and construction and includes these costs in cost of sales when homes are sold.

Barnwell classifies its residential real estate in one of the following categories:

•                Real estate held for sale, which includes completed assets or land for sale in its present condition;

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

Real estate held for sale, residential lots under development, investment in residential parcels, and deposits on residential parcels are reported at the lower of the asset carrying value or fair value.  The recorded balances are evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable.  This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, expected useful lives of the assets, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets.  Changes in these and other assumptions may require impairment charges that may materially impact the Company’s financial condition or its future operating results.  If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations resulting in a decrease in the fair value of the aforementioned assets below carrying value, the Company will be required to record an impairment loss.

Investment in Joint Ventures

Barnwell accounts for its investment in joint ventures under the cost method when Barnwell’s ownership interest is no more than 20% and Barnwell does not exercise significant influence or control over the investee.  Factors that are considered in determining whether or not Barnwell exercises control include rights of partners regarding significant strategic and operational decisions.

Joint venture investments are reviewed for impairment whenever factors indicate a decrease in value of the investment has occurred that is other-than-temporary.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.  In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgment are involved.  These estimates and judgments are based in part on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s current and future plans.  These impairment calculations contain additional uncertainties because they also require management to make assumptions and apply judgments to, among others, estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates.  Changes in these and other assumptions could affect the projected operational results of the unconsolidated affiliates and, accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results.  If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations, resulting in declines in the fair value of the aforementioned assets below carrying value that are other-than-temporary, the Company will be required to record an impairment loss.

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

Management evaluates its potential exposures from tax positions taken that have or could be challenged by taxing authorities in the evaluation.  These potential exposures result because taxing authorities may take positions that differ from those taken by management in the interpretation and application of statutes, regulations and rules.  Management considers the possibility of alternative outcomes based upon past experience, previous actions by taxing authorities (e.g., actions taken in other jurisdictions) and advice from tax experts.  Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority on a jurisdiction-by-jurisdiction basis.  Liabilities for unrecognized tax benefits related to such tax positions are included in long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in current liabilities.  Interest and penalties related to unrecognized tax benefits are included in income tax expense.  Assets for any offsetting foreign tax credit benefits in the U.S. related to liabilities for foreign unrecognized tax benefits are included in current or long-term receivables depending upon the estimated timing of settlement.

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

Barnwell accounts for its defined benefit pension plan, SERP, and postretirement medical insurance benefits plan by recognizing the over-funded or under-funded status of defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its Consolidated Balance Sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income.  Barnwell measures retirement plan assets and obligations as of the date of the employer’s fiscal year-end Consolidated Balance Sheet.  See further discussion at Note 12 below.

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

Drilling rigs, office and other property and equipment are depreciated using the straight-line method based on estimated useful lives.

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

Asset Retirement Obligation

Barnwell accounts for asset retirement obligations by recognizing the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.

(Loss) Earnings Per Common Share

Basic earnings per share excludes dilution and is computed by dividing net earnings by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options.

Reconciliations between net (loss) earnings and common shares outstanding of the basic and diluted net (loss) earnings per share computations for the years ended September 30, 2009, 2008 and 2007 are as follows:

	September 30, 2009
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic loss per share	$(24,362,000)	8,240,444	$(2.96)
Effect of dilutive securities - common stock options	-	-
Diluted loss per share	$(24,362,000)	8,240,444	$(2.96)

	September 30, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$ 11,732,000	8,248,581	$ 1.42
Effect of dilutive securities - common stock options	-	190,333
Diluted earnings per share	$ 11,732,000	8,438,914	$ 1.39

	September 30, 2007
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic earnings per share	$ 3,516,000	8,208,189	$ 0.43
Effect of dilutive securities - common stock options	-	400,570
Diluted earnings per share	$ 3,516,000	8,608,759	$ 0.41

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potential dilutive shares are excluded from the computation of (loss) earnings per share if their effect is antidilutive.  Options to purchase 718,000 shares of common stock were excluded from the computation of diluted shares for fiscal 2009 as their inclusion would have been antidilutive given the net loss generated during the period.  There were no antidilutive shares for fiscal years 2008 and 2007.

Share-Based Compensation

Barnwell accounts for its share-based compensation plans in accordance with the modified prospective method.  Share-based compensation cost is measured at fair value.  Under the modified prospective transition method, compensation cost recognized in the years ended September 30, 2009, 2008 and 2007 include the cost for equity-classified share options vested during the period and all vested liability-classified share-based awards granted prior to October 1, 2005.

Share-based compensation cost is measured at fair value.  Barnwell utilizes a closed-form valuation model to determine the fair value of each option award.  Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options.  The expected terms of the options represent expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior.  The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms.  Expected dividends are based on current and historical dividend payments.  Share-based compensation expense recognized in earnings for the years ended September 30, 2009, 2008 and 2007 are reflected in “General and administrative” expenses in the Consolidated Statements of Operations.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in a stockholders’ equity account entitled “Accumulated other comprehensive (loss) income, net.”  Operating results of foreign subsidiaries are translated at average exchange rates during the period.  Realized foreign currency transaction gains or losses were not material in fiscal years 2009, 2008, and 2007.

Fair Value Measurements

Effective October 1, 2008, Barnwell adopted the provisions of FASB ASC Topic 820, Fair Value Measurements and Disclosures, (formerly SFAS No. 157), for financial assets and liabilities and nonfinancial assets and liabilities that are required to be remeasured on a recurring basis.  The adoption did not have an impact on Barnwell’s financial statements.

The effective date of ASC Topic 820 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, was deferred to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.  Accordingly, we will begin application of FASB ASC Topic 820 to our nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis in the quarter ending December 31, 2009.

Subsequent Events

FASB ASC Topic 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, FASB ASC Topic 855 sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

Recent Accounting Pronouncements

In February 2008, the FASB updated FASB ASC Topic 820, Fair Value Measurements and Disclosures, (formerly FSP FAS 157-2).  FASB ASC Section 820-10-50 defers the effective date of FASB ASC Topic 820 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We have elected to utilize this deferral and accordingly, we will apply FASB ASC Topic 820 to our nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis in the quarter ending December 31, 2009.  Barnwell is currently evaluating the impact that the application of FASB ASC Topic 820 to nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis will have on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB updated FASB ASC Subtopic 810-10, Consolidation, (formerly SFAS No. 160).  FASB ASC Subtopic 810-10 establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the Consolidated Balance Sheets within equity, but separate from the parent’s equity;

the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the Consolidated Statements of Operations; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Upon adoption, there will be no material impact on Barnwell’s consolidated financial statements.

In December 2008, the FASB updated FASB ASC Topic 715, Compensation - Retirement Benefits, (formerly FSP FAS 132(R)-1).  FASB ASC Topic 715 provides additional guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FASB ASC Topic 715 is effective for financial statements issued for fiscal years ending after December 15, 2009.  Barnwell’s management is currently evaluating the impact of adopting these provisions on the consolidated financial statements.

In December 2008, the SEC adopted revisions to its required oil and natural gas reporting disclosures.  Additionally, in October 2009, the SEC issued SAB No. 113, which revises or rescinds portions of the interpretive guidance of its oil and natural gas rules.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves.  In the three decades that have passed since adoption of the original disclosure requirements, there have been significant changes in the oil and natural gas industry.  The amendments are designed to modernize and update the oil and natural gas disclosure requirements to align them with current practices and changes in technology.  In addition, the amendments concurrently align the SEC’s full cost accounting rules with the revised disclosures.  The revised disclosure requirements must be incorporated in annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  Barnwell’s management is currently evaluating the impact of adopting these provisions on the consolidated financial statements.

3.         ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $47,000 and $1,078,000 as of September 30, 2009 and 2008, respectively.  Included in accounts receivable are contract retainage balances of $403,000 and $532,000 as of September 30, 2009 and 2008, respectively.  The retainage balance as of September 30, 2009 is expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

The decrease in the allowance for doubtful accounts at September 30, 2009 as compared to September 30, 2008 is principally due to the write-off of the allowance established in fiscal 2008 related to the bankruptcy of SemGroup, L.P. and the recovery of other previously reserved receivables.

Costs and estimated earnings on uncompleted contracts are as follows:

	September 30,
	2009	2008
Costs incurred on uncompleted contracts	$5,742,000	$7,629,000
Estimated earnings	1,664,000	1,271,000
	7,406,000	8,900,000
Less billings to date	7,412,000	8,252,000
	$(6,000)	$648,000

Costs and estimated earnings on uncompleted contracts are included in the Consolidated Balance Sheets as follows:

	September 30,
	2009	2008
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$276,000	$884,000
Billings in excess of costs and estimated earnings on uncompleted contracts (included in other current liabilities)	(282,000)	(236,000)
	$(6,000)	$648,000

4.         SHARE-BASED PAYMENTS

Barnwell has stockholder-approved qualified options which were granted in accordance with the 1998 Stock Option Plan with an exercise price equal to the closing market price of Barnwell’s stock on the date preceding the date of grant (110% of the closing market price on the date preceding the date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates).  The qualified plan permits the grant of share options to employees for up to 780,000 shares of common stock.  A total of 774,000 share options have been granted under this plan.  No option shares were available for grant under the qualified plan as of the date of this filing.

Barnwell also has non-qualified options which were granted with an exercise price equal to the closing market price of Barnwell’s stock on the date of grant, vest annually over five years of continuous service, and expire ten years from the date of grant.  The non-qualified options have stock appreciation rights features that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

On March 3, 2008, the stockholders of Barnwell approved the 2008 Equity Incentive Plan (the “2008 Plan”).  Under the 2008 Plan, the Compensation Committee, which consists of independent members of Barnwell’s Board of Directors, is authorized to grant incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors.  800,000 shares of Barnwell common stock have been reserved for issuance pursuant to the 2008 Plan.  A total of 340,000 share options have been granted under this plan, leaving 460,000 option shares available for grant under the 2008 Plan at September 30, 2009.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises under both the qualified plans and non-qualified plans when the optionee requests shares.

The Company’s share-based compensation (benefit) expense and related income tax effects are as follows:

	Year ended September 30,
	2009	2008	2007
Share-based compensation (benefit) expense	$(259,000)	$(402,000)	$462,000
Income tax effect - provision (benefit)	$90,000	$149,000	$(133,000)

As of September 30, 2009, there was $158,000 of total unrecognized compensation cost related to nonvested equity-classified and liability-classified share options.  That cost is expected to be recognized over 2.5 years.  Total share-based compensation expense related to the vesting of awards in the years ended September 30, 2009, 2008 and 2007 was $202,000, $374,000 and $408,000, respectively.  Share-based compensation (benefit) expense recognized in (loss) earnings for the years ended September 30, 2009, 2008 and 2007 are reflected in “General and administrative” expenses in the Consolidated Statements of Operations.

Equity-classified Awards

Compensation cost for equity-classified awards, such as Barnwell’s stock options issued under the qualified plan, is measured at the grant date based on the fair value of the award and is recognized as an expense in earnings over the requisite service period using a graded vesting method.

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the year ended September 30, 2009 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2008	222,000	$7.83
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at September 30, 2009	222,000	$7.83	1.5	$100,000

Exercisable at September 30, 2009	222,000	$7.83	1.5	$100,000

Total share-based compensation expense for equity-classified awards vested in the years ended September 30, 2009, 2008 and 2007 was $5,000, $35,000 and $77,000, respectively.  There was no impact on income taxes as the expense relates to qualified options.

No equity options were exercised during the year ended September 30, 2009.  The total intrinsic value of equity options exercised during the years ended September 30, 2008 and 2007 was $1,077,000 and $1,733,000, respectively.

There was no disqualification of stock options during the year ended September 30, 2009.  Barnwell recorded tax benefits related to employees’ disqualification of qualified stock options of $192,000 and $203,000 during the years ended September 30, 2008 and 2007, respectively.  The tax benefits were reflected as increases in additional paid-in capital in fiscal 2008 and 2007.

Liability-classified Awards

Compensation cost for liability-classified awards, such as Barnwell’s non-qualified stock options with stock appreciation rights features, is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.

Barnwell granted stock options to acquire a total of 340,000 shares of Barnwell’s common stock under non-qualified plans during fiscal 2008.  No stock options were granted during fiscal 2009 or 2007.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the years ended September 30, 2009, 2008 and 2007:

	Year ended September 30,
	2009	2008	2007
Expected volatility range	47.1% to 58.9%	37.4% to 43.4%	35.0% to 35.2%
Weighted-average volatility	51.0%	39.4%	35.2%
Expected dividends	0.4% to 0.6%	2.4%	1.2% to 1.3%
Expected term (in years)	5.2 to 8.6	6.2 to 9.6	0.7 to 4.8
Risk-free interest rate	2.3% to 3.1%	3.2% to 3.9%	4.1% to 4.2%
Expected forfeitures	None	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the year ended September 30, 2009 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2008	496,000	$10.89
Granted	-
Exercised	-
Forfeited/Expired	-
Outstanding at September 30, 2009	496,000	$10.89	7.4	$-

Exercisable at September 30, 2009	199,000	$10.10	6.6	$-

Total share-based compensation (benefit) expense for liability-classified awards and the related income tax effects for the years ended September 30, 2009, 2008 and 2007 are as follows:

	Year ended September 30,
	2009	2008	2007
Share-based compensation (benefit) expense	$(264,000)	$(437,000)	$385,000
Income tax effect - provision (benefit)	$90,000	$149,000	$(133,000)

Included in share-based compensation for liability-classified awards for fiscal 2009, 2008 and 2007 was $197,000, $339,000 and $331,000, respectively, of compensation expense related to shares that vested during each respective period and benefits of $461,000 and $776,000 and an expense of $54,000, respectively, due to remeasurement at September 30, 2009, 2008 and 2007 of the fair value of previously vested shares.

There were no liability-classified share option exercises, expirations, or forfeitures in the year ended September 30, 2009.

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

Summary of Stock Awards

In June 1998, Barnwell granted 180,000 stock options under a non-qualified plan at a purchase price of $2.60 per share (market price on date of grant).  Barnwell did not recognize any compensation expense or benefit relating to this award in fiscal 2009.  Barnwell recognized a compensation benefit of $108,000 and a compensation expense of $229,000 relating to these options in fiscal years 2008 and 2007, respectively.

In December 1999, Barnwell granted qualified stock options to acquire 582,000 shares of Barnwell’s common stock at a weighted-average exercise price per share of $2.04 (based on grants at market price and 110% of market price at date of grant).  The remaining 42,000 shares of unexercised options outstanding as of September 30, 2009 expire in December 2009.  During the years ended September 30, 2008 and 2007, Barnwell issued 113,000 shares and 91,000 shares, respectively, of its common stock resulting from exercises of these qualified stock options; no shares were issued during the year ended September 30, 2009.  No compensation cost was recognized for these options for the years ended September 30, 2009, 2008 and 2007 as these options were fully vested prior to 2005.

In December 2004, Barnwell granted qualified stock options to acquire 210,000 shares of Barnwell’s common stock at a weighted-average exercise price per share of $9.23 (based on grants at market price and 110% of market price at the date of grant).  These options vest annually over four years commencing one year from the date of grant and expire in December 2014 and December 2009

(for options granted to affiliates).  During the years ended September 30, 2008 and 2007, Barnwell issued 10,000 and 20,000 shares of its common stock, respectively, resulting from exercises of these stock options.  No shares were issued during the year ended September 30, 2009.  Barnwell recognized compensation expense of $5,000, $35,000 and $77,000 relating to these options in fiscal years 2009, 2008 and 2007, respectively.

In December 2004, Barnwell granted stock options to acquire 210,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $8.80 per share (market price on date of grant).  These options vest annually over five years commencing one year from the date of grant and expire in December 2014.  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  During the year ended September 30, 2007, the stock appreciation rights feature of 24,000 shares of these options was exercised and the difference between the exercise price and the closing price per share on the day prior to the date of exercise was paid by Barnwell; no options were exercised during fiscal years 2009 or 2008.  Barnwell recognized compensation benefits of $296,000 and $590,000 relating to these options in fiscal years 2009 and 2008, respectively, and compensation expense of $156,000 in fiscal 2007.

In December 2007, Barnwell granted stock options to acquire 100,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $12.92 per share (market price on date of grant).  The stock options were issued under the 2008 Plan.  These options vest annually over four years commencing one year from the date of grant and expire in December 2017.  These options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  Barnwell recognized a $16,000 compensation benefit and a $104,000 compensation expense relating to these options in fiscal years 2009 and 2008, respectively.

In May 2008, Barnwell granted stock options to acquire 240,000 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $11.40 per share (market price on date of grant).  The stock options were issued under the 2008 Plan.  These options vest annually over four years commencing one year from the date of grant and expire in May 2018.  These options have stock appreciation rights that permit the holders to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.  Barnwell recognized compensation expense of $48,000 and $157,000 relating to these options in fiscal years 2009 and 2008, respectively.

5.                                    REAL ESTATE HELD FOR SALE, DEPOSITS ON RESIDENTIAL PARCELS, INVESTMENT IN RESIDENTIAL PARCELS AND RESIDENTIAL LOTS UNDER DEVELOPMENT

Established in fiscal 2007, Kaupulehu 2007, LLLP (“Kaupulehu 2007”) is a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc. (“Nearco”), a company controlled by a former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 13 below).

Kaupulehu 2007 develops luxury residences for sale and invests in residential lots in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Upon establishment, Kaupulehu 2007 made nonrefundable initial deposits of $200,000 each to secure the right to purchase seven parcels at a purchase price of $2,378,000 each in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii from WB KD Acquisition, LLC (“WB”), an unaffiliated entity.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, owners and current developers of Hualalai Resort, and Westbrook Partners, developers of Kuki’o located adjacent to Hualalai Resort.

In fiscal 2007, Kaupulehu 2007 purchased three of the aforementioned parcels and in January 2008, Kaupulehu 2007 acquired a fourth parcel.  At September 30, 2009, Kaupulehu 2007 owns four parcels - two completed luxury residences classified as “Real Estate Held for Sale” and two parcels held for investment classified as “Investment in Residential Parcels.”

In fiscal 2008, Kaupulehu 2007 sold its investments in two rights to purchase lots in the Lot 4A Increment I area to an unaffiliated party at a price of $221,000 each.  The $443,000 gain from the sale of lot purchase rights is reflected in “Gas processing and other” on the Consolidated Statement of Operations for the year ended September 30, 2008.  The unaffiliated party used the lot purchase rights acquired from Kaupulehu 2007 to purchase two parcels in the Lot 4A Increment I area from WB.  In December 2008, Kaupulehu 2007 sold, at a profit, its last remaining right to purchase a lot in the Lot 4A Increment I area to an unaffiliated party.  As Kaupulehu 2007 no longer had an obligation to purchase the aforementioned three parcels, Kaupulehu 2007 received refunds in fiscal 2009 and fiscal 2008 of $200,000 and $400,000, respectively, of its original deposits for the three lots at $200,000 per lot.

Kaupulehu 2007 capitalizes interest costs during development and construction and includes these costs in cost of sales when homes are sold.  Interest costs capitalized during the years ended September 30, 2009, 2008 and 2007 totaled $253,000, $394,000 and $142,000, respectively.

Kaupulehu 2007 has an agreement with the son of a former director of Barnwell and minority interest owner in certain of Barnwell’s ventures (see further discussion on related party interests at Note 13 below), under which he served as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with the independent building contractor that constructed the two luxury homes for Kaupulehu 2007; a significant provision of which is that each will receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.

6.                                    INVESTMENT IN JOINT VENTURES

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell and 20%-owned by Nearco, a company controlled by a former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 13 below), owns 1.5% passive minority interests in Hualalai Investors JV, LLC and Hualalai Investors II, LLC (hereinafter collectively referred to as “Hualalai Investors”), owners of Hualalai Resort, and a 1.5% passive minority interest in Kona Village Investors, LLC, owner of Kona Village Resort.

Nearco purchased its 20% interest in Kaupulehu Investors, LLC, from Barnwell in fiscal 2007.  No gain or loss was recognized by Barnwell on this sale and Barnwell’s interest in Kaupulehu Investors, LLC was reduced to 80% as a result of this transaction.

As a result of continued impacts of the economic recession, tightened credit markets and the outlook of a sluggish recovery for the hotel industry and real estate in the area in which Barnwell’s joint venture investment holds interests, Barnwell recorded a $1,127,000 non-cash reduction in the carrying value of its investment in joint ventures during the year ended September 30, 2009, due to declines in fair values that are deemed other-than-temporary.  No such reduction was recorded during fiscal years 2008 or 2007.  A market value approach was utilized to determine the other-than-temporary fair value of Barnwell’s investment in joint ventures, based on estimates of the aforementioned impacts on the value of the underlying assets of the joint ventures.

7.         INVESTMENT IN LAND INTERESTS

Background

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii.

In the 1980’s, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka’upulehu and Hualalai Golf Club, which opened in 1996, a second golf course, and single-family and multi-family residential units.  These projects were developed on leasehold land acquired from Kaupulehu Developments by Kaupulehu Makai Venture, an unaffiliated entity, which was subsequently acquired in June 2006 by Hualalai Investors, an unaffiliated entity in which Barnwell acquired a 1.5% passive minority interest in fiscal 2007 (see further discussion in Note 6 above).

Between 1993 and 2001, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of single-family and multi-family residential units, a golf course and a limited commercial area on approximately 870 leasehold acres located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu.

Development Rights Under Option

Kaupulehu Developments holds development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club.  The development rights are under option to Hualalai Investors.  Revenues, minority interest in earnings and operating profit related to sales of development rights under option for the fiscal years ended September 30, 2009, 2008 and 2007 are summarized as follows:

	Year ended September 30,
	2009	2008	2007
Sale of development rights under option:
Proceeds	$886,000	$4,426,000	$2,438,000
Fees	(53,000)	(265,000)	(146,000)
Revenues - sale of development rights, net	833,000	4,161,000	2,292,000
Minority interest in earnings	(182,000)	(910,000)	(501,000)
Operating profit - sale of development rights, net	$651,000	$3,251,000	$1,791,000

Fiscal 2008 proceeds from the sale of development rights of $4,426,000 include $2,656,000 of proceeds received for the development rights option that was due on December 31, 2007 as well as

$1,770,000 of proceeds related to the development rights option due on December 31, 2008.  The $886,000 balance for the development rights option due on December 31, 2008 was received during fiscal 2009.

The total amount of remaining future option receipts, if all options are fully exercised, is $5,312,000 as of September 30, 2009, comprised of two payments of $2,656,000 due on December 31, 2009 and December 31, 2010.  If any annual option payment is not made, the then remaining development right options will expire.  There is no assurance that any portion of the remaining options will be exercised.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  The development rights option revenues, net of related fees, are recorded in the Consolidated Statements of Operations as “Sale of development rights, net.”

Lot 4A Increments I and II

In 2004, Kaupulehu Developments entered into a Purchase and Sale Agreement with WB KD Acquisition, LLC (“WB”) under which Kaupulehu Developments transferred its leasehold interest in approximately 870 acres zoned for resort/residential development, in two increments (“Increment I” and “Increment II”), to WB.  There is no affiliation between Kaupulehu Developments or Barnwell and WB.  WB is affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, and Westbrook Partners, developers of Kuki’o located adjacent to Hualalai Resort.  Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.  The transfer of Increment II to WB was subject to Kaupulehu Developments and WB’s negotiation of and entry into an Increment II acquisition agreement by a deadline of three years from the date of the sale of the first Increment I lot, or WB was obligated to surrender and transfer Increment II back to Kaupulehu Developments.  WB and Kaupulehu Developments entered into an Increment II acquisition agreement in fiscal 2006, as discussed below.

With respect to Increment I, Kaupulehu Developments received an $11,550,000 closing payment in fiscal 2004 and is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 but less than $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.

In 2006, Kaupulehu Developments entered into an agreement with respect to the acquisition of Kaupulehu Developments’ leasehold interest in Increment II with WB and WB KD Acquisition II, LLC (“WBKD”).  There is no affiliation between Kaupulehu Developments and WBKD.  WB and WBKD are both affiliates of RP-Hualalai Investors, LLC and Westbrook Partners.  Pursuant to this agreement, Kaupulehu Developments received a $10,000,000 closing payment and was entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots, ranging from 3.25% to 14%, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.

In June 2009, Kaupulehu Developments entered into an agreement with WB and WBKD that modified the parties’ 2006 agreement for the development of the Increment II portion of Lot 4A.  The modified agreement reduces Kaupulehu Developments’ stated percentages to be received from the sale of residential lots or units.  Pursuant to the modified agreement, Kaupulehu Developments will be entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots or units, ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  The modified agreement contains a new provision by which Kaupulehu Developments is entitled to receive up to $8,000,000 in additional payments after the members of WBKD have received distributions equal to the capital they invested in the project.  There was no financial statement impact resulting from the June 2009 modification of the 2006 agreement.  Any future payments from WBKD under this agreement are contingent future profits which will be recognized when they are realized.  Increment II is currently planned for approximately 400 residential units.

The following table summarizes the revenues received from WB for the sale of Kaupulehu Developments’ interest in leasehold land, related minority interest in earnings and operating profit for the years ended September 30, 2009, 2008 and 2007:

	Year ended September 30,
	2009	2008	2007
Sale of interest in leasehold land:
Revenues from percentage of sales payments	$ 214,000	$ 517,000	$ 3,585,000
Fees	(13,000)	(71,000)	(215,000)
Revenues - sale of interest in leasehold land, net	201,000	446,000	3,370,000
Minority interest in earnings	(44,000)	(243,000)	(737,000)
Operating profit - sale of interest in leasehold land, net	$ 157,000	$ 203,000	$ 2,633,000

WB sold one single-family lot in Increment I during the year ended September 30, 2009, four single-family lots during the year ended September 30, 2008, and seven single-family lots during the year ended September 30, 2007.  There is no assurance that any future payments will be received.

Revenues from percentage of sales payments, net of related costs, are recorded in the Consolidated Statements of Operations for the years ended September 30, 2009, 2008 and 2007, respectively, as “Sale of interest in leasehold land, net.”

Lot 4C

Lot 4C is an area of approximately 1,000 acres of vacant leasehold land zoned conservation and is located adjacent to Lot 4A.  Under the terms of the 2006 agreement between Kaupulehu Developments, WB and WBKD, WBKD had an exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C which was scheduled to expire in June 2009.  The June 2009 modified agreement discussed above extends the expiration of WB and/or WBKD’s exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C until June 2015.  However, this right to negotiate will terminate in June 2013 if WB and/or WBKD have not completed all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C.

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

As a result of protracted widespread impacts of the economic recession and tightened credit markets on the real estate industry, during the year ended September 30, 2009, Barnwell determined that a reduction of the carrying value of the Mauka Lands was necessary.  Accordingly, Barnwell reduced the carrying value of its investment in lot acquisition rights by $912,000.  No reductions were recorded during fiscal years 2008 or 2007.

Summary of Interests

The land interests held by Barnwell at September 30, 2009 include:

•	Development rights under option;

•	Rights to receive payments from WB and WBKD resulting from the sale of lots and/or residential units within approximately 870 acres in the Kaupulehu area by WB and WBKD;

•	Approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”) which is under a right of negotiation with WB and/or WBKD; and

•	Lot acquisition rights in agricultural-zoned leasehold land in the upland area of Kaupulehu.

There is no assurance that any future payments will be received, nor is there any assurance that WB and/or WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated for the Mauka Lands.  Barnwell’s cost of land interests at September 30, 2009 and 2008 is classified as “Investment in Land Interests” and consists of the following amounts:

	September 30,
	2009	2008
Leasehold land zoned conservation – Lot 4C	$50,000	$50,000
Lot acquisition rights – Mauka Lands	488,000	1,400,000
Total investment in land interests	$538,000	$1,450,000

8.         PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

Barnwell’s property and equipment is detailed as follows:

			Accumulated
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	Depletion and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2009:
Land		$365,000	$-	$365,000
Oil and natural gas properties
(full cost accounting)		201,404,000	(153,065,000)	48,339,000
Drilling rigs and equipment	3 – 10 years	5,846,000	(4,044,000)	1,802,000
Office	40 years	857,000	(124,000)	733,000
Other property and equipment	3 – 17 years	3,743,000	(3,295,000)	448,000
Total		$212,215,000	$(160,528,000)	$51,687,000

			Accumulated
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	Depletion and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2008:
Land		$365,000	$-	$365,000
Oil and natural gas properties
(full cost accounting)		197,135,000	(111,895,000)	85,240,000
Drilling rigs and equipment	3 – 10 years	5,524,000	(3,774,000)	1,750,000
Office	40 years	857,000	(102,000)	755,000
Other property and equipment	3 – 17 years	3,791,000	(3,211,000)	580,000
Total		$207,672,000	$(118,982,000)	$88,690,000

In October 2004, the Government of Alberta enacted amendments to the Natural Gas Royalty Regulation which provide a mechanism to reduce royalties for operators of natural gas wells which have been denied the right to produce by the Energy Resources Conservation Board as a result of government bitumen conservation policies.  If production recommences from zones previously ordered to be shut-in, Barnwell may pay an incremental royalty to the Crown on production from the reinstated pools, along with Alberta Gas Crown Royalties otherwise payable.  Barnwell received a total of approximately $179,000, $259,000 and $248,000 for wells shut-in in the Thornbury area in fiscal years 2009, 2008 and 2007, respectively.  It is Barnwell’s estimation that the subject Thornbury wells will not recommence production and the receipts are payments for deemed production by the Government of Alberta to Barnwell for condemnation of the wells and accordingly, were credited to oil and natural gas properties for book purposes.

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The following is a reconciliation of the asset retirement obligation for the years ended September 30, 2009, 2008 and 2007:

	Year ended September 30,
	2009	2008	2007
Asset retirement obligation as of beginning of year	$4,565,000	$4,734,000	$3,753,000
Obligations incurred on new wells drilled	46,000	101,000	300,000
Revision of estimated obligation	(199,000)	(232,000)	(7,000)
Accretion expense	270,000	314,000	232,000
Payments	(130,000)	(48,000)	(42,000)
Foreign currency translation adjustment	(44,000)	(304,000)	498,000
Asset retirement obligation as of end of year	$4,508,000	$4,565,000	$4,734,000

9.         LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of September 30, 2009 and 2008 is as follows:

	September 30,
	2009	2008
Canadian revolving credit facility	$15,000,000	$15,000,000
Real estate revolving credit facility	16,000,000	11,217,000
	31,000,000	26,217,000
Less current portion	(14,335,000)	-
Total long-term debt	$16,665,000	$26,217,000

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or approximately US$18,654,000 at the September 30, 2009 exchange rate.  Borrowings under this facility were US$15,000,000 at September 30, 2009 and 2008; at September 30, 2009, Barnwell had unused credit available under this facility of approximately US$3,654,000.

The facility is available in U.S. dollars at the London Interbank Offer Rate plus 3.5%, at U.S. prime plus 2.5%, or in Canadian dollars at Canadian prime plus 2.5%.  A standby fee of 1.0% per annum is charged on the unused facility balance.  Additionally, in fiscal 2009, Barnwell paid a fee of $70,000 Canadian dollars to renew the facility.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2010.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of the existing agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2010, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2010.  As such, one quarterly repayment of 5% would be due within one year of September 30, 2009 and accordingly, we have included $750,000, representing 5% of the outstanding loan balance at September 30, 2009, in the current portion of long-term debt.

Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan.  During the year ended September 30, 2009, Barnwell paid interest at rates ranging from 2.41% to 5.70%.  The weighted-average interest rate on the facility at September 30, 2009 was 3.76%.  The facility is guaranteed by Barnwell and is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment.  No compensating bank balances are required for this facility.

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, has a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 finances four parcels and the costs of home construction.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  The term of the loan is 36 months and advances may not exceed: (i) 75% of the appraised as-is value of each parcel or (ii) 80% of the appraised value of the completed home and parcel for each home under construction.  The interest rate available for borrowings under this facility is a floating rate equal to the financial institution’s floating base rate or the one-month London Interbank Offer Rate plus 2.50%.

Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot; the loan agreement defines net sales proceeds as the gross sales price of the home and lot, less reasonable real estate commissions, closing costs, and fees of the building contractor and project manager, as approved by the financial institution.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes.  Borrowings under the facility are subject to a loan advance limitation based on the appraised value of the underlying security.  The loan advance limitation may be reduced as a result of a decrease in appraised value of the underlying security.  If borrowings under the facility exceed the loan advance limitation, Barnwell will be required to make debt repayments in the amount of the excess.  At September 30, 2009, Kaupulehu 2007 has reached its maximum amount of borrowings under its revolving credit facility of $16,000,000.  The facility expires in December 2010.  Both homes are available for sale and reflected as current assets of $13,585,000, and an equivalent amount of debt has been classified as a current liability.  The remainder of the borrowings under Kaupulehu 2007’s revolving facility is classified as long-term debt.

Kaupulehu 2007 capitalizes interest costs on residential lots under development while development and construction is in progress and includes these costs in cost of sales when homes are sold.  Interest costs for the fiscal years ended September 30, 2009, 2008 and 2007 are summarized as follows:

	Year ended September 30,
	2009	2008	2007
Interest costs incurred	$1,165,000	$1,437,000	$1,141,000
Less interest costs capitalized	253,000	394,000	142,000
Interest expense	$912,000	$1,043,000	$999,000

Combined maturities of borrowings under the Company’s two credit facilities are as follows based on the assumption that Royal Bank of Canada does not renew our facility upon the next review in April 2010 and the facility is therefore converted to a term loan:

Fiscal year ending
2010	$ 14,335,000
2011	5,415,000
2012	11,250,000
2013	-
2014	-
Thereafter	-
Total	$ 31,000,000

10.       SEGMENT AND GEOGRAPHIC INFORMATION

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

	Year ended September 30,
	2009	2008	2007
Revenues:
Oil and natural gas	$24,950,000	$49,441,000	$34,599,000
Land investment	1,034,000	4,607,000	5,662,000
Contract drilling	5,335,000	9,787,000	5,993,000
Residential real estate	-	443,000	-
Other	785,000	1,108,000	867,000
Total before interest income	32,104,000	65,386,000	47,121,000
Interest income	74,000	258,000	315,000
Total revenues	$32,178,000	$65,644,000	$47,436,000

Depreciation, depletion and amortization:
Oil and natural gas	$10,996,000	$14,150,000	$12,753,000
Contract drilling	412,000	392,000	224,000
Other	145,000	184,000	197,000
Total depreciation, depletion and amortization	$11,553,000	$14,726,000	$13,174,000

Reduction of carrying value of assets:
Oil and natural gas	$26,348,000	$-	$-
Land investment	912,000	-	-
Other	1,127,000	-	-
Total reduction of carrying value of assets	$28,387,000	$-	$-

Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(22,325,000)	$24,710,000	$11,643,000
Land investment, net of minority interest	(104,000)	3,454,000	4,424,000
Contract drilling	531,000	1,711,000	830,000
Residential real estate, net of minority interest	-	354,000	-
Other, net of minority interest	(262,000)	924,000	670,000
Total operating (loss) profit	(22,160,000)	31,153,000	17,567,000

General and administrative expenses, net of minority interest	(7,788,000)	(12,297,000)	(10,207,000)
Bad debt expense, net of minority interest	(549,000)	(1,091,000)	-
Interest expense, net of minority interest	(857,000)	(1,007,000)	(999,000)
Interest income	74,000	258,000	315,000
(Loss) earnings before income taxes	$(31,280,000)	$17,016,000	$6,676,000

	Year ended September 30,
	2009	2008	2007
Capital expenditures:
Oil and natural gas	$5,999,000	$17,662,000	$14,164,000
Contract drilling	440,000	658,000	1,230,000
Other	21,000	52,000	84,000
Total	$6,460,000	$18,372,000	$15,478,000

Depletion per 1,000 cubic feet (“MCF”) of natural gas and natural gas equivalent (“MCFE”), converted at a rate of one barrel of oil and natural gas liquids to 5.8 MCFE, was $2.15 in fiscal 2009, $2.89 in fiscal 2008, and $2.49 in fiscal 2007.  The lower depletion rate for fiscal 2009, as compared to fiscal 2008, is due to the fiscal 2009 reduction of the carrying value of oil and natural gas properties and a 14% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.  The higher depletion rate for fiscal 2008, as compared to fiscal 2007, is due to increased costs of finding and developing proven reserves and a 10% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Assets By Segment:

	September 30,
	2009		2008
Oil and natural gas (1)	$52,575,000	61%	$91,673,000	69%
Land investment (2)	538,000	1%	1,450,000	1%
Residential real estate (2)	18,183,000	21%	13,784,000	11%
Contract drilling (2)	3,812,000	4%	5,005,000	4%
Other:
Cash and cash equivalents	6,879,000	8%	13,618,000	10%
Corporate and other	4,117,000	5%	6,832,000	5%
Total	$86,104,000	100%	$132,362,000	100%

(1)       Primarily located in the Province of Alberta, Canada.

(2)       Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2009		2008
United States	$3,670,000	7%	$4,651,000	5%
Canada	48,555,000	93%	85,489,000	95%
Total	$52,225,000	100%	$90,140,000	100%

Revenue By Geographic Area:

	Year ended September 30,
	2009	2008	2007
United States	$6,468,000	$15,211,000	$11,896,000
Canada	25,636,000	50,175,000	35,225,000
Total (excluding interest income)	$32,104,000	$65,386,000	$47,121,000

11.       TAXES ON INCOME

The components of (loss) earnings before income taxes are as follows:

	Year ended September 30,
	2009	2008	2007
(Loss) earnings before income taxes in:
United States	$(3,313,000)	$(1,327,000)	$45,000
Canada	(27,967,000)	18,343,000	6,631,000
	$(31,280,000)	$17,016,000	$6,676,000

The components of the income tax (benefit) provision related to the above (loss) earnings are as follows:

	Year ended September 30,
	2009	2008	2007
Current (benefit) provision:
United States – Federal	$-	$76,000	$260,000
United States – State	-	54,000	1,000
	-	130,000	261,000
Canadian	(277,000)	7,558,000	1,443,000
Total current	(277,000)	7,688,000	1,704,000

Deferred (benefit) provision:
United States	1,063,000	(855,000)	765,000
Canadian	(7,704,000)	(1,549,000)	691,000
Total deferred	(6,641,000)	(2,404,000)	1,456,000
	$(6,918,000)	$5,284,000	$3,160,000

Barnwell’s effective consolidated income tax benefit rate for fiscal 2009 was approximately 22%.  This rate is lower than the expected statutory U.S. rate of 35% due primarily to a $4,789,000 non-cash charge to income tax expense resulting from an increase in the valuation allowance for certain deferred tax assets.

Included in the income tax provision for fiscal 2008 is a $909,000 reduction of the net deferred tax liability due to a reduction in Canadian federal tax rates.  During the first quarter of fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  Excluding the impact of the decrease in Canadian federal tax rates, Barnwell’s effective consolidated income tax rate for the year ended September 30, 2008, was approximately 36%.  A minor reduction in Canadian federal tax rates in fiscal 2007 resulted in a $100,000 reduction in net deferred tax liabilities in fiscal 2007.

In fiscal 2008 and 2007, Barnwell recorded tax benefits of $192,000 and $203,000, respectively, related to employees’ disqualification of qualified stock options which were reflected as increases in additional paid-in capital.  There was no such tax benefit related to stock option disqualifications in fiscal 2009.

A reconciliation between the reported income tax (benefit) provision and the amount computed by multiplying the (loss) earnings before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2009	2008	2007
Tax (benefit) expense computed by applying statutory rate	$(10,948,000)	$5,956,000	$2,336,000

Effect of reduction of Canadian tax rates on Canadian deferred taxes	-	(909,000)	(100,000)

Effect of the foreign tax provision, excluding effect of reduction in Canadian tax rates, on the total tax provision	(1,535,000)	(12,000)	672,000

State income taxes	-	54,000	1,000

Increase in the valuation allowance for U.S. source deferred tax assets	4,789,000	-	-

Other	776,000	195,000	251,000
	$(6,918,000)	$5,284,000	$3,160,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2009 and 2008 are as follows:

	September 30,
	2009	2008
Deferred income tax assets:
U.S. tax effect of deferred Canadian taxes	$839,000	$3,878,000
Foreign tax credit carryforwards	275,000	122,000
Net operating loss carryover under U.S. tax law	2,344,000	-
Tax basis of investment in land and residential real estate in excess of book basis	760,000	507,000
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	8,754,000	482,000
Liabilities accrued for books
but not for tax under U.S. tax law	2,057,000	3,036,000
Liabilities accrued for books
but not for tax under Canadian tax law	1,569,000	1,210,000
Bad debt allowance for books
but not for tax under U.S. tax law	16,000	374,000
Bad debt allowance for books
but not for tax under Canadian tax law	-	269,000
Other	877,000	621,000
Total gross deferred tax assets	17,491,000	10,499,000
Less valuation allowance	(15,856,000)	(6,400,000)
Net deferred income tax assets	1,635,000	4,099,000

Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(4,037,000)	(12,885,000)
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	-	(3,205,000)
Other	(184,000)	(250,000)
Total deferred income tax liabilities	(4,221,000)	(16,340,000)

Net deferred income tax liability	$(2,586,000)	$(12,241,000)

The total valuation allowance increased $9,456,000 for the year ended September 30, 2009 and decreased $558,000 for the year ended September 30, 2008.  The increase in the valuation allowance in fiscal 2009 relates primarily to the U.S. tax effects of Canadian oil and natural gas property and equipment book depreciation, depletion and reductions in carrying value in excess of tax for which it is not more likely than not that such deductions will result in an incremental benefit over any benefits derived for Canadian tax purposes.  The increase in fiscal 2009 was also due to valuation allowances for U.S. net operating loss carryovers, foreign tax credits and other U.S. deferred tax assets for which it is not more likely than not that such deferred tax assets will provide a future tax benefit.  The valuation allowances for U.S. source deferred tax assets were established due to recent events regarding real estate in the area in which Barnwell holds interests that impacted management’s projections of future income levels necessary to benefit from such deferred tax assets.  Accordingly, in fiscal 2009 there was a $1,526,000 increase in the beginning-of-year valuation allowance resulting from changes in judgment about the realization of deferred tax assets that was recognized as a non-cash charge to income tax expense.  Of the total increase in the valuation allowance for fiscal 2009, $8,586,000 was recognized as a non-cash charge to income tax expense, while the remaining $870,000 was charged against accumulated other comprehensive loss.  Approximately $3,797,000 of the $8,586,000 non-cash charge to income tax expense was offset by a portion of the effects of the Canadian tax provision on the total tax provision, leaving a $4,789,000 net charge to income tax expense in fiscal 2009 as the result of the increase in the valuation allowance.

The change in the valuation allowance in fiscal 2008 relates primarily to the U.S. tax effects of a decrease in deferred Canadian taxes.

Net deferred tax assets at September 30, 2009 of $1,635,000 consists primarily of $1,569,000 related to Canadian deferred tax assets related to liabilities accrued for book purposes but not for tax purposes that are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings.

At September 30, 2009, Barnwell had foreign tax credit carryforwards and U.S. net operating loss carryovers totaling $275,000 and $6,895,000, respectively.  Both items were fully offset by valuation allowances at September 30, 2009.  The foreign tax credit carryforwards expire in fiscal years 2013-2019 and the U.S. net operating loss carryovers expire in fiscal 2029.

FASB ASC Topic 740, Income Taxes, prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority.

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

In June 2008, the Canada Revenue Agency notified Barnwell that it would examine Barnwell of Canada, Limited’s Canadian federal income tax returns for fiscal 2005 and 2006.  This examination was still in progress as of September 30, 2009.  Below are the changes in unrecognized tax benefits for the years ended September 30, 2009 and 2008.

			Total
			Unrecognized
	Tax Positions	Accrued	Tax
	Taken	Interest	Benefits
Balance as of October 1, 2007	$-	$-	$-
Effect of tax positions taken in prior years	981,000	-	981,000
Additions to accrued interest	-	298,000	298,000
Balance as of September 30, 2008	981,000	298,000	1,279,000

Effect of tax positions taken in prior years	(100,000)	-	(100,000)
Effect of tax positions related to the current year	378,000	-	378,000
Additions to accrued interest	-	86,000	86,000
Translation adjustments	(28,000)	(9,000)	(37,000)
Balance as of September 30, 2009	$1,231,000	$375,000	$1,606,000

Barnwell estimates that the unrecognized tax benefits above had an indirect offsetting tax benefit of $839,000 at September 30, 2009, primarily due to foreign tax credit benefits for U.S. tax purposes.  Accordingly, the total amount of unrecognized tax benefits at September 30, 2009 that, if recognized, would impact the effective tax rate was $767,000.

Unrecognized tax benefits consist primarily of Canadian federal and provincial audit issues that involve the timing of oil and natural gas capital expenditure deductions and transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits and any offsetting foreign tax credit benefits may significantly increase or decrease within the next fiscal year, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of September 30, 2009.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2006 – 2008
Various U.S. states	2006 – 2008
Canada federal	2001 – 2008
Various Canadian provinces	2001 – 2008

U.S. income tax legislation enacted in November 2009, subsequent to Barnwell’s fiscal year ended September 30, 2009, extends the carryback period for net operating losses from two years to up to five years.  The ultimate impact of this recent legislation on Barnwell’s results of operations, financial condition and liquidity has not yet been determined.

12.                            RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees, with benefits based on years of service and the employee’s highest consecutive five-year average earnings.  Barnwell’s funding policy is intended to provide for both benefits attributed to service to date and for those expected to be earned in the future.  In addition, Barnwell sponsors a Supplemental Employee Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the defined benefit pension plan and a postretirement medical insurance benefits plan (“Postretirement Medical”) covering U.S. employees who have attained at least 20 years of service with Barnwell and served at least 10 years at the position of Vice President or higher.  Health benefits are also provided to spouses and qualifying dependents of eligible officers.

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2009	2008	2009	2008	2009	2008
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$4,299,000	$4,702,000	$670,000	$722,000	$704,000	$861,000
Service cost	178,000	221,000	27,000	36,000	8,000	10,000
Interest cost	300,000	290,000	45,000	46,000	51,000	52,000
Plan amendment	-	-	-	-	-	-
Actuarial loss (gain)	1,732,000	(782,000)	282,000	(128,000)	417,000	(219,000)
Benefits paid	(160,000)	(121,000)	(5,000)	(6,000)	-	-
Administrative expenses paid	(7,000)	(11,000)	-	-	-	-
Benefit obligation at end of year	6,342,000	4,299,000	1,019,000	670,000	1,180,000	704,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	3,627,000	3,893,000	-	-	-	-
Actual return on plan assets	2,000	(584,000)	-	-	-	-
Employer contribution	226,000	450,000	5,000	6,000	-	-
Benefits paid	(160,000)	(121,000)	(5,000)	(6,000)	-	-
Administrative expenses paid	(7,000)	(11,000)	-	-	-	-
Fair value of plan assets at end of year	3,688,000	3,627,000	-	-	-	-
Funded status	$(2,654,000)	$(672,000)	$(1,019,000)	$(670,000)	$(1,180,000)	$(704,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2009	2008	2009	2008	2009	2008
Amounts recognized in the Consolidated Balance Sheets:
Current assets	$-	$-	$-	$-	$-	$-
Current liabilities	-	-	(5,000)	(5,000)	-	-
Noncurrent liabilities	(2,654,000)	(672,000)	(1,014,000)	(665,000)	(1,180,000)	(704,000)
Net amount	$(2,654,000)	$(672,000)	$(1,019,000)	$(670,000)	$(1,180,000)	$(704,000)

Amounts recognized in accumulated other comprehensive (income) loss:
Net loss (gain)	$2,950,000	$996,000	$360,000	$78,000	$96,000	$(348,000)
Prior service cost (credit)	108,000	114,000	(85,000)	(80,000)	556,000	692,000
Accumulated other comprehensive (income) loss	$3,058,000	$1,110,000	$275,000	$(2,000)	$652,000	$344,000

For the fiscal years ended September 30, 2009 and 2008, the following weighted-average assumptions were used to determine benefit obligations at the end of the fiscal years:

	Pension		SERP		Postretirement Medical
	September 30,
	2009	2008	2009	2008	2009	2008
Assumptions used to determine the fiscal year-end benefit obligations:
Discount rate	5.25%	7.25%	5.25%	7.25%	5.25%	7.25%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	N/A	N/A

The overall investment objective of the Pension Plan is to provide growth in the assets of the plan to fund future benefit obligations while managing risk in order to meet current benefit obligations.  To develop the expected long-term rate of return on assets assumption, historical returns and the future expectations for returns for each asset class were considered.  Generally, principal repayments and interest received on government mortgage securities provide cash flows to fund current benefit obligations.  Longer-term obligations are generally estimated to be provided for by growth in equity securities.  The plan assets at September 30, 2009 were invested as follows: 19% in cash and other, 21% in debt securities, and 60% in equity securities.  The plan assets at September 30, 2008 were invested as follows: 23% in cash, 25% in debt securities, and 52% in equity securities.  Target asset allocations are not used, and allocations are adjusted from time to time as dictated by current and anticipated market conditions and required cash flows.

Barnwell estimates that it will make approximately $265,000 in contributions to the pension plan during fiscal 2010.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2010 and expected payments under the SERP for fiscal 2010 are not significant.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

For the fiscal years ended September 30, 2009, 2008 and 2007, the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension			SERP			Postretirement Medical
	Year ended September 30,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Assumptions used to determine the net periodic benefit cost:
Discount rate	7.25%	6.00%	5.50%	7.25%	6.00%	5.50%	7.25%	6.00%	5.50%
Expected return on plan assets	7.00%	8.00%	8.00%	N/A	N/A	N/A	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	N/A	N/A	N/A

The components of net periodic benefit cost are as follows:

		Pension			SERP		Postretirement Medical
				Year ended September 30,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Net periodic benefit cost for the year:
Service cost	$178,000	$221,000	$214,000	$27,000	$36,000	$35,000	$8,000	$10,000	$9,000
Interest cost	300,000	290,000	260,000	45,000	46,000	40,000	51,000	52,000	43,000
Expected return on plan assets	(248,000)	(305,000)	(268,000)	-	-	-	-	-	-
Recognized net actuarial gain	-	-	-	-	-	-	(27,000)	(4,000)	-
Amortization of prior service cost	5,000	6,000	5,000	5,000	4,000	4,000	136,000	136,000	114,000
Amortization of net actuarial loss	23,000	28,000	45,000	-	8,000	10,000	-	-	-
Net periodic benefit cost	$258,000	$240,000	$256,000	$77,000	$94,000	$89,000	$168,000	$194,000	$166,000

The amounts that are estimated to be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost in the next fiscal year are as follows:

			Postretirement
	Pension	SERP	Medical
Prior service cost	$5,000	$4,000	$136,000
Net loss (gain)	109,000	12,000	-
	$114,000	$16,000	$136,000

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged.  The accumulated benefit obligation for the pension plan was $4,275,000 and $2,958,000 at September 30, 2009 and 2008, respectively.  The accumulated benefit obligation for the SERP was $641,000 and $389,000 at September 30, 2009 and 2008, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2009 are as follows:

			Postretirement
	Pension	SERP	Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2010	$152,000	$ 5,000	$-
Fiscal year ending September 30, 2011	$142,000	$ 4,000	$-
Fiscal year ending September 30, 2012	$133,000	$ 4,000	$13,000
Fiscal year ending September 30, 2013	$124,000	$ 3,000	$14,000
Fiscal year ending September 30, 2014	$189,000	$ 3,000	$14,000
Fiscal years ending September 30, 2015 through 2019	$1,284,000	$ 8,000	$117,000

The following provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations for fiscal years ended September 30, 2009, 2008 and 2007.

	Year ended September 30,
	2009	2008	2007
Health care cost trend rates assumed for next year	8.0%	8.5%	9.0%
Ultimate cost trend rate	6.0%	6.0%	6.0%
Year that the rate reaches the ultimate trend rate	2014	2014	2010

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point (Decrease)
Effect on total service and interest cost components	$ 15,000	$ (11,000)
Effect on accumulated postretirement benefit obligations	$ 318,000	$ (241,000)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law.  The Act introduced a prescription drug benefit under Medicare as well as a potential federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D to help offset the costs of participant prescription drug benefits.  Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes for fiscal 2009 do not reflect the effects of the Act on the Postretirement Medical insurance benefits plan.

13.       RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions involving Barnwell and Mr. Terry Johnston, a minority interest owner in certain of Barnwell’s business ventures and director of Barnwell until March 2, 2009, when his term ended.

Mr. Johnston and his affiliated entities indirectly own 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest.  The development rights proceeds received during fiscal years 2009, 2008 and 2007 were reduced by fees of $53,000, $265,000 and $146,000, respectively, and the percentage of sales payment proceeds received during fiscal years 2009, 2008 and 2007 were reduced by fees of $13,000, $71,000 and $215,000, respectively; these fees were paid to Nearco, a company controlled by Mr. Terry Johnston.  Under agreements entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell’s wholly-owned subsidiary, Barnwell Hawaiian Properties, Inc., a 50.1% partner of Kaupulehu Developments, is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

Nearco has a 20% ownership interest in Kaupulehu 2007, a limited liability limited partnership that acquires house lots for investment and constructs luxury single-family homes.  As noted in Note 5 above, Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, under which Mr. David Johnston served as Kaupulehu 2007’s project manager.  A significant provision of this agreement is that in addition to a fixed monthly project management fee, for a maximum of 18 months, Mr. David Johnston will receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.  Kaupulehu 2007 paid $94,000 in project management fees to Nearco for project management services during each of the years ended September 30, 2009 and 2008.  No such fees were paid during fiscal year 2007.  Project management fees are capitalized as they are associated with the development and construction of a real estate project; these fees reached their maximum amount in June 2009 and have ended.

Kaupulehu 2007 has borrowings under a credit facility that are guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, with Mr. Terry Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 9 above).

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

General and administrative expenses include fees paid to Nearco for services related to Kaupulehu Developments’ leasehold land and Kaupulehu 2007’s residential property.  Fees paid to Nearco by Kaupulehu Developments and Kaupulehu 2007 totaled $44,000, $63,000 and $171,000, before minority interest, in fiscal 2009, 2008 and 2007, respectively.  Additionally, Kaupulehu 2007 incurred fees to Nearco of $27,000, before minority interest, in fiscal 2008 for professional services rendered in connection with Kaupulehu 2007’s sale of two lot purchase rights to an unaffiliated party.  There were no such fees incurred in fiscal years 2009 or 2007.

14.       SHARE REPURCHASE PROGRAM

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

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  From August 18, 2008 to September 30, 2008, Barnwell repurchased 26,600 shares of its common stock for $295,000, or approximately $11.10 per share.  During the year ended September 30, 2009, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.

15.       COMMITMENTS AND CONTINGENCIES

Barnwell has committed to compensate certain Canadian personnel pursuant to an incentive compensation plan, the value of which directly relates to Barnwell’s oil and natural gas segment’s net income and the value of Barnwell’s oil and natural gas reserves discovered, commencing in fiscal 2002, for projects developed by such personnel.  Barnwell recognized approximately $416,000 and $495,000 of costs pursuant to this plan in fiscal 2008 and 2007, respectively.  No costs were recognized during fiscal 2009.

Barnwell has several non-cancelable operating leases for office space and leasehold land.  Rental expense was $581,000 in 2009, $649,000 in 2008, and $598,000 in 2007.  Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows: 2010 - $571,000, 2011 - $512,000, 2012 - $499,000, 2013 - $511,000, 2014 - $453,000 and thereafter through 2026 an aggregate of $697,000.  The lease payments for land were subject to renegotiation as of January 1, 2006.  Per the lease agreement, the lease payments will remain unchanged pending an appraisal, whereupon the lease rent could be adjusted to fair market value.  Barnwell does not know the amount of the new lease payments which could be effective upon performance of the appraisal; they may remain unchanged or increase, and Barnwell currently expects the adjustment, if any, to not be material.  The future rental payment disclosures above assume the minimum lease payments for land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

Barnwell is committed to pay fees to Nearco, a company controlled by Mr. Terry Johnston, a former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 13 above).  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.

In conjunction with the closing of the Increment II transaction in fiscal 2006, Kaupulehu Developments entered into an agreement to pay its external real estate legal counsel 1.5% of all Increment II percentage of sales payments received by Kaupulehu Developments for services provided by its external real estate legal counsel in the negotiation and closing of the Increment II transaction.  No amounts were paid pursuant to this arrangement in fiscal 2009, 2008 and 2007.

Kaupulehu 2007 has an agreement with the son of a former director of Barnwell and minority interest owner in certain of Barnwell’s ventures (see further discussion on related party interests at Note 13 above), under which he served as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with the independent building contractor that constructed the two luxury homes for Kaupulehu 2007; a significant provision of which is that each will receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.

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

16.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and payables to joint interest owners approximate their fair values due to the short-term nature of the instruments.  The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

17.       CONCENTRATIONS OF CREDIT RISK

Our oil and natural gas segment’s primary concentration of credit risk is associated with four individually significant customers, Shell Trading Canada, Mercuria Energy Canada Inc., ProGas Limited, and Glencoe Resources Ltd.  At September 30, 2009, these customers accounted for approximately 32%, 22%, 18% and 14%, respectively, of our oil and natural gas accounts receivable.  At September 30, 2009, these customers accounted for approximately $1,398,000 of our oil and natural gas accounts receivables.  No other customer accounted for more than 10% of our oil and natural gas accounts receivables.

At September 30, 2009, Barnwell’s contract drilling subsidiary had accounts receivables from the federal, state of Hawaii and county entities totaling approximately $660,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, state of Hawaii, county and private entities.

Management does not believe significant credit risk related to these trade receivables exists at September 30, 2009 based on prior historical experience.

18.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2009	2008	2007
(Decrease) increase from changes in:
Receivables	$3,046,000	$(2,362,000)	$(904,000)
Other current assets	(452,000)	383,000	1,079,000
Accounts payable	(2,107,000)	(38,000)	1,717,000
Accrued incentive plan and other compensation costs	(3,461,000)	(301,000)	(338,000)
Other current liabilities	(2,981,000)	3,013,000	(255,000)
(Decrease) increase from changes in current assets and liabilities	$(5,955,000)	$695,000	$1,299,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amount capitalized	$887,000	$931,000	$1,000,000
Income taxes	$2,703,000	$3,957,000	$859,000

Supplemental disclosure of non-cash investing and financing activities:
Capitalized interest financed and not paid in cash	$-	$68,000	$141,000
Long-term debt borrowings refinanced	$-	$6,600,000	$-
Debt assumed in purchase of drilling rig	$-	$-	$620,000
Debt assumed in purchase of residential parcel held for investment	$-	$2,178,000	$-
Reduction in deposits on residential parcels with corresponding increase in investment in residential parcels	$-	$200,000	$-

During the year ended September 30, 2009, the two luxury residences under construction by Kaupulehu 2007 at September 30, 2008 were completed and were available for sale at September 30, 2009.  Accordingly, all costs related to the two luxury residences were reported at September 30, 2009 on the Consolidated Balance Sheet under the caption “Real Estate Held for Sale.”

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

During the years ended September 30, 2009 and 2008, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $153,000 and $131,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development decreased $2,140,000 and increased $825,000 during the years ended September 30, 2009 and 2008, respectively.

During the years ended September 30, 2009 and 2008, accruals related to residential lots under development decreased $838,000 and increased $855,000, respectively.

19.       SUBSEQUENT EVENTS

From October 1, 2009 through the date of this filing, Kaupulehu Developments, a partnership in which the Company has a 77.6% controlling interest, received percentage of sales payments totaling $1,160,000 from the sales of three lots within the Kaupulehu Increment I area by the developer of that area.  Financial results from the receipt of these payments will be reflected in Barnwell’s Form 10-Q for the quarter ended December 31, 2009.

U.S. income tax legislation enacted in November 2009, subsequent to Barnwell’s fiscal year ended September 30, 2009, extends the carryback period for net operating losses from two years to up to five years.  The ultimate impact of this recent legislation on Barnwell’s results of operations, financial condition and liquidity has not yet been determined.

The Company’s management evaluated subsequent events through the date this Annual Report on Form 10-K was issued and filed with the SEC, which was December 15, 2009.  There were no subsequent events that required recognition in the consolidated financial statements.

20.       SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

21.       REDUCTION OF CARRYING VALUE OF ASSETS

During fiscal 2009, Barnwell reduced the carrying value of certain assets.  A breakdown of the reduction of the carrying value of assets as reported in the Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2009	2008	2007
Oil and natural gas properties	$26,348,000	$-	$-
Investment in joint ventures	1,127,000	-	-
Lot acquisition rights - Mauka Lands	912,000	-	-
Total reduction of carrying value of assets	$28,387,000	$-	$-

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  Due to a significant decline in prices, Barnwell’s net capitalized costs exceeded the ceiling limitation at the end of the second and third quarters of fiscal 2009.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $26,348,000 during the year ended September 30, 2009.  No such reduction was recorded during fiscal years 2008 or 2007.

Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.  Future declines in oil, natural gas and natural gas liquids prices may result in additional reductions of the carrying value of our oil and natural gas properties in the absence of offsetting changes.

As a result of protracted widespread impacts of the economic recession and tightened credit markets on the real estate and hotel industries, Barnwell recorded a $1,127,000 non-cash reduction in the carrying value of its investment in joint ventures during the year ended September 30, 2009, due to declines in values that are deemed other-than-temporary.  No such reduction was recorded during fiscal years 2008 or 2007.

As a result of protracted widespread impacts of the economic recession and tightened credit markets on the real estate industry, during the year ended September 30, 2009, Barnwell determined that a reduction of the carrying value of its lot acquisition rights in the Mauka Lands was necessary.  Accordingly, Barnwell reduced the carrying value of its investment in lot acquisition rights by $912,000.  No such reduction was recorded during fiscal years 2008 or 2007.

22.       SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

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

(A)                            Oil and Natural Gas Reserves

The following table, based on information prepared by independent petroleum consultants, Paddock Lindstrom & Associates Ltd., summarizes changes in the estimates of Barnwell’s net interests in total proved reserves of oil and natural gas liquids (“NGL”) and natural gas (“MCF” means 1,000 cubic feet of natural gas) which are all in Canada.  All of Barnwell’s oil and natural gas reserves are developed reserves in all years presented; Barnwell had no undeveloped reserves in these years:

	OIL & NGL	GAS
	(Barrels)	(MCF)
Balance at September 30, 2006	1,303,000	24,826,000

Revisions of previous estimates	176,000	1,279,000
Extensions, discoveries and other additions	168,000	1,528,000
Less production	(260,000)	(3,615,000)
Balance at September 30, 2007	1,387,000	24,018,000

Revisions of previous estimates	89,000	1,114,000
Extensions, discoveries and other additions	126,000	1,514,000
Less production	(267,000)	(3,349,000)
Balance at September 30, 2008	1,335,000	23,297,000

Revisions of previous estimates	239,000	82,000
Extensions, discoveries and other additions	28,000	798,000
Less production	(268,000)	(3,567,000)
Balance at September 30, 2009	1,334,000	20,610,000

	OIL & NGL	GAS
Proved producing reserves at:	(Barrels)	(MCF)
September 30, 2006	1,069,000	18,558,000
September 30, 2007	1,095,000	18,858,000
September 30, 2008	1,092,000	18,814,000
September 30, 2009	1,175,000	17,032,000

(B)                             Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, both proved properties and unproved properties, were being depleted in all years.

	September 30,
	2009	2008	2007
Proved properties	$196,114,000	$186,085,000	$179,404,000
Unproved properties	5,290,000	11,050,000	12,650,000
Total capitalized costs	201,404,000	197,135,000	192,054,000
Accumulated depletion and depreciation	153,065,000	111,895,000	104,706,000
Net capitalized costs	$48,339,000	$85,240,000	$87,348,000

(C)                           Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2009	2008	2007
Acquisition of properties:
Unproved	$4,000	$268,000	$968,000
Proved	$-	$-	$-

Exploration costs	$1,018,000	$4,770,000	$4,406,000

Development costs	$4,977,000	$12,624,000	$8,790,000

(D)                           The Results of Operations of Barnwell’s Oil and Natural Gas Producing Activities

	Year ended September 30,
	2009	2008	2007
Gross revenues	$30,934,000	$64,502,000	$44,759,000
Royalties, net of credit	5,984,000	15,061,000	10,160,000
Net revenues	24,950,000	49,441,000	34,599,000
Production costs	9,931,000	10,581,000	10,203,000
Depletion and depreciation	10,996,000	14,150,000	12,753,000
Reduction of carrying value of oil and natural gas properties	26,348,000	-	-
Pre-tax results of operations*	(22,325,000)	24,710,000	11,643,000
Estimated income tax benefit (expense)	7,591,000	(8,649,000)	(4,424,000)
Results of operations*	$(14,734,000)	$16,061,000	$7,219,000

*                        Before general and administrative expenses, interest expense, and foreign exchange gains and losses.

(E)                            Standardized Measure, Including Year-to-Year Changes Therein, of Estimated Discounted Future Net Cash Flows

The following tables utilize reserve and production data estimated by independent petroleum consultants.  The information may be useful for certain comparison purposes but should not be solely relied upon in evaluating Barnwell or its performance.  Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value.

The estimated future cash flows are based on sales prices, costs, and statutory income tax rates in existence at September 30, 2009, 2008 and 2007.  Material revisions to reserve estimates may occur in the future, development and production of the oil and natural gas reserves may not occur in the periods assumed and actual prices realized and actual costs incurred are expected to vary significantly from those used.  Management does not rely upon this information in making investment and operating decisions; rather, those decisions are based upon a wide range of factors, including estimates of probable reserves as well as proved reserves and price and cost assumptions different than those reflected herein.

Standardized Measure of Estimated Discounted Future Net Cash Flows

	As of September 30,
	2009	2008	2007
Future cash inflows	$148,441,000	$245,977,000	$224,114,000
Future production costs	(60,518,000)	(79,014,000)	(75,216,000)
Future development costs	(3,901,000)	(4,854,000)	(4,775,000)
Future net cash flows before income taxes	84,022,000	162,109,000	144,123,000
Future income tax expenses	(15,183,000)	(38,153,000)	(35,416,000)
Future net cash flows	68,839,000	123,956,000	108,707,000
10% annual discount for timing of cash flows	(18,598,000)	(35,710,000)	(30,407,000)
Standardized measure of estimated discounted future net cash flows(1)	$50,241,000	$88,246,000	$78,300,000

(1)          Based on natural gas prices of $3.43, $5.94 and $5.37 per 1,000 cubic feet, and oil prices of $65.57, $92.76 and $76.75 per barrel, as of September 30, 2009, 2008 and 2007, respectively.

Changes in the Standardized Measure of Estimated Discounted Future Net Cash Flows

	Year ended September 30,
	2009	2008	2007

Beginning of year	$88,246,000	$78,300,000	$49,923,000
Sales of oil and natural gas produced, net of production costs	(15,019,000)	(38,860,000)	(24,299,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	(52,011,000)	30,542,000	29,674,000
Extensions and discoveries	2,037,000	10,691,000	8,775,000
Revisions of previous quantity estimates	6,407,000	13,589,000	9,681,000
Net change in Canadian dollar translation rate	(2,592,000)	(2,908,000)	3,165,000
Changes in the timing of future production and other	(2,730,000)	1,362,000	6,411,000
Net change in income taxes	17,179,000	(11,830,000)	(10,619,000)
Accretion of discount	8,724,000	7,360,000	5,589,000
Net change	(38,005,000)	9,946,000	28,377,000
End of year	$50,241,000	$88,246,000	$78,300,000

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

As of September 30, 2009, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2009 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                           OTHER INFORMATION

None.

PART III

ITEM 10.                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2010 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2009, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer.  This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                              EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2010 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2009, which proxy statement is incorporated herein by reference.

ITEM 12.                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2010 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2009, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under all of Barnwell’s existing equity compensation plans as of September 30, 2009:

	(a)	(b)	(c)
	Number of	Weighted-	Number of securities
	securities	average	remaining available
	to be issued	price of	for future issuance
	upon exercise	outstanding	under equity
	of outstanding	options,	compensation plans
	options, warrants	warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))

Equity compensation plans approved by security holders	718,000	$9.94	460,000
Equity compensation plans not approved by security holders	-	-	-
Total	718,000	$9.94	460,000

ITEM 13.                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2010 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2009, which proxy statement is incorporated herein by reference.

ITEM 14.                              PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2010 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2009, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)      Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2009 and 2008

Consolidated Statements of Operations – for the three years ended September 30, 2009

Consolidated Statements of Cash Flows – for the three years ended September 30, 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive (Loss) Income for the three years ended September 30, 2009

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)      Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Amended and Restated By-Laws(2)
4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share.(3)
10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989).(4)
10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)
10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)
10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC.(6)
10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004.(7)
10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC.(8)

Exhibit Number	Description
21	List of Subsidiaries
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

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

(6)     Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.1 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.

(7)     Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.2 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.

(8)     Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.

(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Date:	December 15, 2009

SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton H. Kinzler	/s/ Alexander C. Kinzler
Morton H. Kinzler Chief Executive Officer and Chairman of the Board Date: December 15, 2009	Alexander C. Kinzler President, Chief Operating Officer, General Counsel and Director Date: December 15, 2009

/s/ Russell M. Gifford	/s/ Martin Anderson
Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director Date: December 15, 2009	Martin Anderson Director Date: December 15, 2009

/s/ Murray C. Gardner	/s/ Ahron H. Haspel
Murray C. Gardner Director Date: December 15, 2009	Ahron H. Haspel Director Date: December 15, 2009

/s/ Alan D. Hunter	/s/ Diane G. Kranz
Alan D. Hunter Director Date: December 15, 2009	Diane G. Kranz Director Date: December 15, 2009

/s/ Kevin K. Takata	/s/ Robert J. Inglima, Jr.
Kevin K. Takata Director Date: December 15, 2009	Robert J. Inglima, Jr. Director Date: December 15, 2009

INDEX TO EXHIBITS

Exhibit Number	Description	Page
3.1	Certificate of Incorporation(1)
3.2	Amended and Restated By-Laws(2)
4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share.(3)
10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989).(4)
10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)
10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)
10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC.(6)
10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004.(7)
10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC.(8)
21	List of Subsidiaries.	121
23	Consent of KPMG LLP.	122
31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	123
31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	124
32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	125

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

(6)     Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.1 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.

(7)     Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.2 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.

(8)     Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2009.