Form 10-Q
period 2009-12-31
BARNWELL INDUSTRIES INC
filed 2010-02-12
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2009

or

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

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether theregistrant is a shell company (as defined in Rule 12b-2of the Exchange Act.	☐ Yes ☒ No

As of February 10, 2010 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2009	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,997,000	$6,879,000
Accounts receivable, net of allowance for doubtful accounts of:
$48,000 at December 31, 2009; $47,000 at September 30, 2009	5,992,000	3,978,000
Current taxes receivable	1,003,000	653,000
Prepaid expenses	1,564,000	1,403,000
Deferred income taxes	212,000	272,000
Real estate held for sale	13,585,000	13,585,000
Other current assets	1,159,000	591,000
TOTAL CURRENT ASSETS	34,512,000	27,361,000
INVESTMENT IN RESIDENTIAL PARCELS	3,800,000	4,598,000
INVESTMENT IN JOINT VENTURES	1,920,000	1,920,000
INVESTMENT IN LAND INTERESTS	538,000	538,000
PROPERTY AND EQUIPMENT	217,826,000	212,215,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(166,674,000)	(160,528,000)
PROPERTY AND EQUIPMENT, NET	51,152,000	51,687,000
TOTAL ASSETS	$91,922,000	$86,104,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,940,000	$3,277,000
Accrued capital expenditures	592,000	588,000
Accrued incentive plan costs	1,420,000	1,427,000
Other accrued compensation costs	374,000	546,000
Payable to joint interest owners	1,329,000	1,001,000
Income taxes payable	1,006,000	619,000
Current portion of long-term debt	17,500,000	14,335,000
Other current liabilities	3,206,000	2,212,000
TOTAL CURRENT LIABILITIES	28,367,000	24,005,000
LONG-TERM DEBT	13,500,000	16,665,000
LIABILITY FOR RETIREMENT BENEFITS	4,982,000	4,848,000
ASSET RETIREMENT OBLIGATION	4,665,000	4,508,000
DEFERRED INCOME TAXES	3,815,000	2,858,000
TOTAL LIABILITIES	55,329,000	52,884,000

EQUITY:
BARNWELL INDUSTRIES, INC. STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares:
8,445,060 issued at December 31, 2009; 8,403,060 issued at September 30, 2009	4,223,000	4,202,000
Additional paid-in capital	1,289,000	1,227,000
Retained earnings	32,452,000	30,500,000
Accumulated other comprehensive loss, net	(318,000)	(1,349,000)
Treasury stock, at cost:
167,900 shares at December 31, 2009; 162,900 shares at September 30, 2009	(2,286,000)	(2,262,000)
TOTAL BARNWELL INDUSTRIES, INC. STOCKHOLDERS’ EQUITY	35,360,000	32,318,000
Non-controlling interests	1,233,000	902,000
TOTAL EQUITY	36,593,000	33,220,000
TOTAL LIABILITIES AND EQUITY	$91,922,000	$86,104,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2009	2008
Revenues:
Oil and natural gas	$7,144,000	$7,711,000
Contract drilling	2,288,000	1,134,000
Sale of interest in leasehold land, net	1,091,000	-
Sale of development rights, net	2,497,000	833,000
Gas processing and other	145,000	244,000

	13,165,000	9,922,000
Costs and expenses:
Oil and natural gas operating	2,309,000	2,418,000
Contract drilling operating	1,632,000	1,141,000
General and administrative	2,387,000	1,944,000
Depreciation, depletion, and amortization	2,341,000	3,368,000
Reduction of carrying value of assets	798,000	-
Interest expense, net	297,000	230,000

	9,764,000	9,101,000

Earnings before income taxes	3,401,000	821,000

Income tax provision	974,000	257,000

NET EARNINGS	2,427,000	564,000

Less: Net earnings attributable to non-controlling interests	475,000	140,000

NET EARNINGS ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC.	$1,952,000	$424,000

BASIC NET EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC. STOCKHOLDERS	$0.24	$0.05

DILUTED NET EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC. STOCKHOLDERS	$0.24	$0.05

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,264,021	8,241,285
DILUTED	8,267,075	8,380,489

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$2,427,000	$564,000
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	2,341,000	3,368,000
Deferred income tax expense	956,000	369,000
Reduction of carrying value of assets	798,000	-
Retirement benefits expense	202,000	144,000
Share-based compensation expense (benefit)	171,000	(481,000)
Accretion of asset retirement obligation	77,000	65,000
Retirement benefits payments	(1,000)	(1,000)
Asset retirement obligation payments	(30,000)	(81,000)
Sale of interest in leasehold land, net	(1,091,000)	-
Sale of development rights, net	(2,497,000)	(833,000)
Additions to residential lots under development	-	(1,644,000)
Decrease from changes in current assets and liabilities	(2,290,000)	(5,179,000)

Net cash provided by (used in) operating activities	1,063,000	(3,709,000)

Cash flows from investing activities:
Proceeds from sale of development rights	2,656,000	886,000
Proceeds from sale of interest in leasehold land, net of fees paid	1,091,000	-
Proceeds from sale of oil and natural gas property	539,000	-
Proceeds from gas over bitumen royalty adjustments	22,000	67,000
Refund of deposits on residential parcels	-	200,000
Investment in joint ventures	-	(16,000)
Capital expenditures - oil and natural gas	(1,179,000)	(3,281,000)
Capital expenditures - all other	(30,000)	(7,000)

Net cash provided by (used in) investing activities	3,099,000	(2,151,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	-	3,111,000
Contributions from non-controlling interests	87,000	15,000
Proceeds from exercise of stock options	59,000	-
Payment of loan commitment fee	-	(60,000)
Purchases of common stock for treasury	-	(97,000)
Distributions to non-controlling interests	(231,000)	-

Net cash (used in) provided by financing activities	(85,000)	2,969,000

Effect of exchange rate changes on cash and cash equivalents	41,000	(617,000)

Net increase (decrease) in cash and cash equivalents	4,118,000	(3,508,000)
Cash and cash equivalents at beginning of period	6,879,000	13,618,000

Cash and cash equivalents at end of period	$10,997,000	$10,110,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

Three months ended December 31, 2009 and 2008

(Unaudited)

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Loss	Stock	Interests	Equity
Balance at September 30, 2008	8,252,860	$4,202,000	$1,222,000		$54,862,000	$3,143,000	$(2,165,000)	$1,067,000	$62,331,000
Share-based compensation costs			5,000						5,000
Purchases of 12,700 common shares for treasury	(12,700)						(97,000)		(97,000)
Contributions from non-controlling interests								15,000	15,000
Comprehensive loss:
Net earnings				$564,000	424,000			140,000	564,000
Other comprehensive loss –
foreign currency translation adjustments, net of $2,177,000 tax benefit				(6,247,000)		(6,247,000)			(6,247,000)
Other comprehensive income –
retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $12,000 of taxes				24,000		24,000			24,000
Total comprehensive loss				(5,659,000)
Comprehensive income attributable to non-controlling interests				(140,000)
Comprehensive loss attributable to Barnwell Industries, Inc.				$(5,799,000)
At December 31, 2008	8,240,160	$4,202,000	$1,227,000		$55,286,000	$(3,080,000)	$(2,262,000)	$1,222,000	$56,595,000

Balance at September 30, 2009	8,240,160	$4,202,000	$1,227,000		$30,500,000	$(1,349,000)	$(2,262,000)	$902,000	$33,220,000
Exercise of stock options - 42,000 shares, net of 5,000 shares tendered and placed in treasury	37,000	21,000	62,000				(24,000)		59,000
Contributions from non-controlling interests								87,000	87,000
Distributions to non-controlling interests								(231,000)	(231,000)
Comprehensive income:
Net earnings				$2,427,000	1,952,000			475,000	2,427,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				964,000		964,000			964,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				67,000		67,000			67,000
Total comprehensive income				3,458,000
Comprehensive income attributable to non-controlling interests				(475,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$2,983,000
At December 31, 2009	8,277,160	$4,223,000	$1,289,000		$32,452,000	$(318,000)	$(2,286,000)	$1,233,000	$36,593,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                    BASIS OF PRESENTATION

Principles of Consolidation

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2009 Annual Report on Form 10-K.  The Condensed Consolidated Balance Sheet as of September 30, 2009 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2009, results of operations for the three months ended December 31, 2009 and 2008, and cash flows for the three months ended December 31, 2009 and 2008, have been made.  The results of operations for the period ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

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

2.                                    EARNINGS PER COMMON SHARE

Basic earnings per share excludes dilution and is computed by dividing net earnings attributable to Barnwell stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options.

Reconciliations between net earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings per share computations for the three months ended December 31, 2009 and 2008 are as follows:

	Three months ended December 31, 2009
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$1,952,000	8,264,021	$0.24

Effect of dilutive securities - common stock options	-	3,054

Diluted net earnings per share	$1,952,000	8,267,075	$0.24

	Three months ended December 31, 2008
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$424,000	8,241,285	$0.05

Effect of dilutive securities - common stock options	-	139,204

Diluted net earnings per share	$424,000	8,380,489	$0.05

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.  Options to purchase 556,000 and 171,033 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2009 and 2008, respectively, as their inclusion would have been antidilutive.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation expense (benefit) and the related income tax effects for the three months ended December 31, 2009 and 2008 are as follows:

	Three months ended
	December 31,
	2009	2008

Share-based compensation expense (benefit)	$171,000	$(481,000)

Income tax effect - provision	$-	$165,000

Share-based compensation expense (benefit) recognized in earnings for the three months ended December 31, 2009 and 2008 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  There was no impact on income taxes for the three months ended December 31, 2009 due to a full valuation allowance on the related deferred tax asset.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three months ended December 31, 2009 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2009	222,000	$7.83
Granted	-
Exercised	(42,000)	$1.98
Expired	(120,000)	$9.48
Forfeited	-
Outstanding at December 31, 2009	60,000	$8.62	4.9	$-

Exercisable at December 31, 2009	60,000	$8.62	4.9	$-

Total share-based compensation expense for equity-classified awards vested in the three months ended December 31, 2009 and 2008 was nil and $5,000, respectively.

The total intrinsic value of equity options exercised during the three months ended December 31, 2009 was $115,000.  No equity options were exercised during the three months ended December 31, 2008.

Liability-classified Awards

As of December 31, 2009, there was $1,093,000 of total unrecognized compensation cost related to nonvested liability-classified share options.  That cost is expected to be recognized over 3.6 years.  In December 2009, Barnwell granted stock options to acquire 337,500 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $4.32 per share (market price on date of grant).  The stock options were issued under the 2008 Equity Incentive Plan.  These options vest annually over four years commencing one year from the date of grant and expire in December 2019.  These options have stock appreciation rights that permit the holders to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three months ended December 31, 2009 and 2008:

Three months ended December 31,
	2009	2008
Expected volatility range	45.2% to 60.6%	41.3% to 49.2%
Weighted-average volatility	49.5%	43.8%
Expected dividends	None	0.9% to 1.4%
Expected term (in years)	4.9 to 9.9	5.9 to 9.4
Risk-free interest rate	2.7% to 3.9%	1.7% to 2.1%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three months ended December 31, 2009 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2009	496,000	$10.89
Granted	337,500	$4.32
Exercised	-
Forfeited/Expired	-
Outstanding at December 31, 2009	833,500	$8.23	8.3	$88,000

Exercisable at December 31, 2009	266,000	$10.16	6.3	$-

Total share-based compensation for liability-classified awards for the three months ended December 31, 2009 and 2008 was an expense of $171,000 and a benefit of $486,000, respectively.  Included in share-based compensation for liability-classified awards for the three months ended December 31, 2009 and 2008 were $68,000 and $47,000, respectively, of compensation expense related to shares that vested during each respective period and a $103,000 expense and a $533,000 benefit, respectively, due to remeasurement at December 31, 2009 and 2008 of the fair value of previously vested shares.

4.                                    REAL ESTATE HELD FOR SALE AND INVESTMENT IN RESIDENTIAL PARCELS

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) is a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc. (“Nearco”), a company controlled by a former director of Barnwell and non-controlling interest in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 11 below).

Kaupulehu 2007 develops luxury residences for sale and invests in residential lots in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  At December 31, 2009, Kaupulehu 2007 owns four parcels - two completed luxury residences classified as “Real Estate Held for Sale” and two parcels held for investment classified as “Investment in Residential Parcels.”

In December 2008, Kaupulehu 2007 assigned its last remaining right to purchase an additional lot in the Lot 4A Increment I area to an unrelated party.  As this assignment relieved Kaupulehu 2007 of its obligation to purchase the aforementioned parcel, Kaupulehu 2007 received a refund of its original $200,000 deposit for the lot in December 2008.

Kaupulehu 2007 capitalizes interest costs during development and construction and includes these costs in cost of sales when homes are sold.  Interest costs capitalized for the three months ended December 31, 2008 totaled $116,000.  As construction of the homes was completed during fiscal 2009, no interest was capitalized during the three months ended December 31, 2009.

Kaupulehu 2007 has an agreement with the son of a former director of Barnwell and non-controlling interest in certain of Barnwell’s ventures (see further discussion on related party interests at Note 11 below), under which he served as Kaupulehu 2007’s project manager.  Kaupulehu 2007 also has an agreement with the independent building contractor that constructed the two luxury homes for Kaupulehu 2007; a significant provision of which is that each will receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.

As a result of recent real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels was necessary.  Accordingly, Barnwell reduced the carrying value of its investment in residential parcels by $798,000 during the three months ended December 31, 2009.  No reduction was recorded during the three months ended December 31, 2008.

5.                                    INVESTMENT IN JOINT VENTURES

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell and 20%-owned by Nearco, owns 1.5% passive minority interests in Hualalai Investors JV, LLC and Hualalai Investors II, LLC, owners of Hualalai Resort, and a 1.5% passive minority interest in Kona Village Investors, LLC, owner of Kona Village Resort.  Kaupulehu Investors, LLC, accounts for its 1.5% passive investments under the cost method.  These investments are classified as “Investment in Joint Ventures” at December 31, 2009 and September 30, 2009.

6.                                    INVESTMENT IN LAND INTERESTS

The land interests held by Barnwell at December 31, 2009 include:

•                Development rights under option;

•                Rights to receive payments from WB KD Acquisition, LLC (“WB”) and WB KD Acquisition II, LLC (“WBKD”) resulting from the sale of lots and/or residential units within approximately 870 acres in the Kaupulehu area by WB and WBKD;

•                Approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”) which is under a right of negotiation with WB and/or WBKD; and

•                Lot acquisition rights in agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”).

There is no assurance with regards to the amounts of future payments to be received, nor is there any assurance that WB and/or WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated for Lot 4C and the Mauka Lands.  Barnwell’s cost of land interests at December 31, 2009 and September 30, 2009 is classified as “Investment in Land Interests” and consists of the following amounts:

Leasehold land zoned conservation – Lot 4C	$50,000
Lot acquisition rights – Mauka Lands	488,000
Total investment in land interests	$538,000

7.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of December 31, 2009 and September 30, 2009 is as follows:

	December 31,	September 30,
	2009	2009

Canadian revolving credit facility	$15,000,000	$15,000,000
Real estate revolving credit facility	16,000,000	16,000,000

	31,000,000	31,000,000
Less: current portion	(17,500,000)	(14,335,000)

Total long-term debt	$13,500,000	$16,665,000

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or approximately US$19,110,000 at the December 31, 2009 exchange rate.  At December 31, 2009, borrowings under this facility were US$15,000,000, borrowed in U.S. dollars at the London Interbank Offer Rate plus 3.50%, and unused credit available under this facility was approximately US$4,110,000.  The interest rate on the facility at December 31, 2009 was 3.74%.

Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2010.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of the existing agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2010, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2010.  As such, two quarterly payments of 5% each would be due within one year of December 31, 2009 and accordingly, we have included $1,500,000, representing 10% of the outstanding loan balance at December 31, 2009, in the current portion of long-term debt.

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

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, has a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 financed the acquisition of four parcels and a portion of the costs of home construction.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time.  The term of the loan is 36 months and advances may not exceed: (i) 75% of the appraised as-is value of each parcel or (ii) 80% of the appraised value of the completed home and parcel for each home under construction.  The interest rate available for borrowings under this facility is a floating rate equal to the financial institution’s floating base rate or the one-month London Interbank Offer Rate plus 2.50%.

At December 31, 2009, Kaupulehu 2007 has reached its maximum amount of borrowings under its revolving credit facility of $16,000,000.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot; the loan agreement defines net sales proceeds as the gross sales price of the home and lot, less reasonable real estate commissions, closing costs, and fees of the building contractor and project manager, as approved by the financial institution.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes.  Borrowings under the facility are subject to a loan advance limitation based on the appraised value of the underlying security.  The loan advance limitation may be reduced as a result of a decrease in appraised value of the underlying security.  If borrowings under the facility exceed the loan advance limitation, Barnwell will be required to make debt repayments in the amount of the excess.

Any unpaid principal balance and accrued interest is due in full on December 17, 2010.  As such, the entire outstanding facility balance has been classified as a current liability.  In addition to attempting to sell the homes, we are presently seeking to refinance or replace this facility in advance of its maturity.  The continued uncertainty in the credit markets may negatively impact our ability to refinance or replace this debt.

Interest costs for the three months ended December 31, 2009 and 2008 are summarized as follows:

	Three months ended
	December 31,
	2009	2008

Interest costs incurred	$297,000	$346,000
Less interest costs capitalized	-	116,000

Interest expense	$297,000	$230,000

8.                                    SEGMENT INFORMATION

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

	Three months ended
	December 31,
	2009	2008
Revenues:
Oil and natural gas	$7,144,000	$7,711,000
Land investment	3,588,000	833,000
Contract drilling	2,288,000	1,134,000
Other	136,000	189,000
Total before interest income	13,156,000	9,867,000
Interest income	9,000	55,000
Total revenues	$13,165,000	$9,922,000

Depreciation, depletion, and amortization:
Oil and natural gas	$2,199,000	$3,226,000
Contract drilling	115,000	103,000
Other	27,000	39,000
Total depreciation, depletion, and amortization	$2,341,000	$3,368,000

Reduction of carrying value of assets:
Residential real estate	$798,000	$-

Operating profit
(before general and administrative expenses):
Oil and natural gas	$2,636,000	$2,067,000
Land investment	3,588,000	833,000
Contract drilling	541,000	(110,000)
Residential real estate	(798,000)	-
Other	109,000	150,000
Total operating profit	6,076,000	2,940,000

General and administrative expenses	(2,387,000)	(1,944,000)
Interest expense	(297,000)	(230,000)
Interest income	9,000	55,000
Earnings before income taxes	$3,401,000	$821,000

9.                                    INCOME TAXES

The components of the income tax provision for the three months ended December 31, 2009 and 2008 are as follows:

	Three months ended
	December 31,
	2009	2008

Current	$18,000	$(112,000)
Deferred	956,000	369,000

	$974,000	$257,000

Barnwell’s effective consolidated income tax rate, after adjusting earnings before income taxes to remove the portion attributable to non-controlling interests, was approximately 33% and 38%, respectively, for the three months ended December 31, 2009 and 2008.

Included in the income tax provision for the three months ended December 31, 2009 is a $1,252,000 benefit from a change in tax law enacted in November 2009 which expands the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the same period of the prior year.  Partially offsetting this benefit in the three months ended December 31, 2009 was an increase in deferred income tax expense due to valuation allowances on U.S. deferred tax assets generated during the period.  There was no deferred income tax expense for valuation allowances on U.S. deferred tax assets in the same period of the prior year.

There were no significant changes in unrecognized tax benefits in the three months ended December 31, 2009.  Unrecognized tax benefits consist primarily of Canadian federal and provincial audit issues that involve the timing of oil and natural gas capital expenditure deductions and transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits and any offsetting foreign tax credit benefits may significantly increase or decrease during fiscal 2010, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of December 31, 2009.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities:

Jurisdiction	Fiscal Years Open
U.S. federal	2006 – 2008
Various U.S. states	2006 – 2008
Canada federal	2001 – 2008
Various Canadian provinces	2001 – 2008

10.                            RETIREMENT PLANS

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans for the three months ended December 31, 2009 and 2008:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2009	2008	2009	2008	2009	2008
Service cost	$74,000	$45,000	$11,000	$8,000	$4,000	$2,000
Interest cost	82,000	77,000	13,000	12,000	15,000	13,000
Expected return on plan assets	(63,000)	(48,000)	-	-	-	-
Amortization of prior service cost	1,000	1,000	1,000	1,000	34,000	34,000
Amortization of net
actuarial loss (gain)	27,000	6,000	3,000	-	-	(7,000)

Net periodic benefit cost	$121,000	$81,000	$28,000	$21,000	$53,000	$42,000

Barnwell did not make a contribution to the Pension Plan during the three months ended December 31, 2009 and estimates that it will contribute approximately $228,000 to the Pension Plan during the remainder of fiscal 2010.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2010 and expected payments under the SERP for fiscal 2010 are not significant.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

11.                            RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions that occurred in fiscal 2009 involving Barnwell and Mr. Terry Johnston, a non-controlling interest in certain of Barnwell’s business ventures and director of Barnwell until March 2, 2009, when his term ended.

Mr. Johnston and his affiliated entities indirectly own 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest.  The development rights proceeds received during the three months ended December 31, 2008 were reduced by fees to Nearco, a company controlled by Mr. Johnston, of $53,000.  Under agreements entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell’s wholly-owned subsidiary, Barnwell Hawaiian Properties, Inc., a 50.1% partner of Kaupulehu Developments, is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell purchased a 55.2% interest in April 2001, is obligated to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

Nearco has a 20% ownership interest in Kaupulehu 2007, a limited liability limited partnership that acquires house lots for investment and constructs luxury single-family homes.  As noted in Note 4 above, Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, under which Mr. David Johnston served as Kaupulehu 2007’s project manager.  In addition to a $90,000 project management fee which has been paid, Mr. David Johnston will receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.  Project management fees were capitalized as they were associated with the development and construction of a real estate project.  Kaupulehu 2007 paid Nearco $31,000 in project management fees for project management services during the three months ended December 31, 2008.

Kaupulehu 2007 has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, with Mr. Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 7 above).

General and administrative expenses include fees paid to Nearco for services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco by Kaupulehu Developments totaled $17,000, before non-controlling interest, during the three months ended December 31, 2008.

12.                            SHARE REPURCHASE PROGRAM

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  During the three months ended December 31, 2008, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.  There was no share repurchase authorization, and accordingly no shares repurchased, during the three months ended December 31, 2009.

13.                            FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and payables to joint interest owners approximate their fair values due to the short-term nature of the instruments.  The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

14.                            FAIR VALUE MEASUREMENTS

Fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification” or “ASC”) Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards [“SFAS”] No. 157), fair value measurements are classified and disclosed in one of the following categories:

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

Effective October 1, 2008, Barnwell adopted the fair value standard for financial assets and liabilities and nonfinancial assets and liabilities that are required to be remeasured on a recurring basis.  The adoption did not have an impact on Barnwell’s financial statements.

Effective October 1, 2009, the Company adopted the fair value standard for non-financial assets and liabilities which are recognized or disclosed at fair value on a nonrecurring basis.  Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  The following table provides carrying value and fair value measurement information for such assets and liabilities as of December 31, 2009:

As of December 31, 2009
Fair Value Measurements Using:
		Quoted	Significant		Total Reduction of
		Prices in	Other	Significant	Carrying Value
		Active	Observable	Unobservable	for the
	Carrying	Markets	Inputs	Inputs	three months ended
	Amount	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Financial Assets:
Investment in residential parcels	$ 3,800,000	$-	$ 3,800,000	$-	$ 798,000

As a result of recent real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels was necessary.  In determining the fair value of Barnwell’s investment in residential parcels, prices for parcels in recent comparable sales transactions were used.  Therefore, fair value measurements have been classified as Level 2 valuations.

15.       RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB updated FASB ASC Subtopic 810-10, Consolidation (formerly SFAS No. 160).  This guidance establishes accounting and reporting standards for non-controlling interests in subsidiaries.  The guidance clarifies that a non-controlling interest in a subsidiary be accounted for as a component of equity, but separate from the parent’s equity.  Furthermore, the amount of consolidated net income attributable to the parent and the non-controlling interest must be clearly identified and presented on the face of the Consolidated Statements of Operations.  Barnwell adopted the provisions of the guidance effective October 1, 2009 and the provisions are being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively.  The adoption did not have a material impact on our consolidated financial statements.

16.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2009	2008
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$232,000	$219,000
Income taxes	$-	$2,625,000

During the three months ended December 31, 2009, 12,300 stock options were exercised by tendering 5,000 shares of Barnwell stock at a market value of $4.84 per share, resulting in a $6,000 increase in common stock, an $18,000 increase in additional paid-in capital and a $24,000 increase in treasury stock.

During the three months ended December 31, 2009 and 2008, capital expenditure accruals related to oil and natural gas asset retirement obligations were unchanged and increased $25,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development decreased $9,000 and increased $668,000 during the three months ended December 31, 2009 and 2008, respectively.

Accruals related to real estate held for sale decreased $308,000 for the three months ended December 31, 2008.  There was no change in the accrual for the three months ended December 31, 2009.

17.                            SUBSEQUENT EVENTS

From January 1, 2010 through the date of this filing, Kaupulehu Developments, a partnership in which the Company has a 77.6% controlling interest, received percentage of sales payments totaling $800,000 from the sales of two ocean front lots within the Kaupulehu Increment I area by the developer of that area.  Financial results from the receipt of these payments will be reflected in Barnwell’s Form 10-Q for the quarter ended March 31, 2010.

The Company’s management evaluated subsequent events through the date this Quarterly Report on Form 10-Q was issued and filed with the SEC, which was February 12, 2010.  There were no subsequent events that required recognition or disclosure.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information

For the Purpose Of “Safe Harbor” Provisions Of The

Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts.  These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements.  Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions.  Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.  Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.  The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2009.  Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2009.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In December 2008, the SEC adopted revisions to its required oil and natural gas reporting disclosures and, in October 2009, the SEC issued Staff Accounting Bulletin No. 113, which revises or rescinds portions of the interpretive guidance of its oil and natural gas rules.  In January 2010, the FASB updated FASB ASC Topic 932, Extractive Activities – Oil and Gas, to align its oil and gas reserve estimation and disclosure requirements with the aforementioned guidance set forth by the SEC.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves.  In the three decades that have passed since adoption of the original disclosure requirements, there have been significant changes in the oil and natural gas industry.  The amendments are designed to modernize and update the oil and natural gas disclosure requirements to align them with current practices and changes in technology.  In addition, the amendments concurrently align the SEC’s full cost accounting rules with the revised disclosures.  The revised disclosure requirements must be incorporated in annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  Barnwell’s management is currently evaluating the impact of adopting these provisions on the consolidated financial statements.

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

Oil and Natural Gas Segment

Through our wholly-owned subsidiary, Barnwell of Canada, Limited (“Barnwell of Canada”), we are involved in the acquisition, exploration and development of oil and natural gas properties in Canada.  Barnwell of Canada initiates and participates in exploratory and developmental operations for oil and natural gas on property in which it has an interest, and evaluates proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere.

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

Kaupulehu Developments’ interests include the following:

•    Development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club which are under option to a developer.  As of December 31, 2009, the development rights are under option for one remaining payment of $2,656,000 due on December 31, 2010.

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

Residential Real Estate Segment

Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership, which acquires house lots for investment and constructs luxury single-family homes for sale.

Contract Drilling Segment

Barnwell drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Investment in Joint Ventures

Barnwell owns an 80% interest in Kaupulehu Investors, LLC, which owns 1.5% passive minority interests in three joint ventures, Hualalai Investors JV, LLC and Hualalai Investors II, LLC, owners of Hualalai Resort, and Kona Village Investors, LLC, owner of Kona Village Resort.

Business Environment

Our primary operations are concentrated in the state of Hawaii and in Canada.  Accordingly, our business performance is directly affected by macroeconomic conditions in those areas, as well as general economic conditions of the U.S. and world economies.  Current global economic conditions differentiate recent months from years past.  Although signs of economic recovery appear to exist, sluggish demand continues to impact all of the Company’s segments in both Hawaii and Canada.  To combat the tough economic conditions, the Company has implemented cost containment programs including reductions in capital expenditures, management and staff compensation costs, and other general and administrative expenditures.

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on existing oil and natural gas prices.  Historically, oil and natural gas prices have been extremely volatile.  Oil and natural gas prices hit historic high levels in fiscal 2008.  Through the date of this filing, oil and natural gas prices have fallen sharply from their record levels.  Natural gas prices for Barnwell, based on quarterly averages during the three years ended December 31, 2009, have ranged from a low of $2.70 per thousand cubic feet (the average price for the quarter ended September 30, 2009) to a high of $9.70 per thousand cubic feet (the average price for the quarter ended June 30, 2008).  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $35.20 per barrel (the average price for the quarter ended March 31, 2009) to a high of $117.22 per barrel (the average price for the quarter ended June 30, 2008).  Declines in oil and natural gas prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

In response to the significant declines in oil and natural gas prices and general economic conditions, the Company has significantly reduced oil and natural gas capital expenditures and expects to hold such capital expenditures at reduced levels through fiscal 2010.  Reduced capital expenditures, if significant and/or continued, will likely result in a reduction in future oil and natural gas reserve volumes and production.

Land Investment and Residential Real Estate Segments

The economic recession caused real estate sales prices and activity within the Kaupulehu area to be significantly lower than original expectations.  Although sales of lots in the Kaupulehu Increment I area have occurred in the three months ended December 31, 2009, sales prices of those lots are lower than in the past.  Real estate sales results in the area near Kaupulehu are mixed, with sporadic activity and wide variations in sales prices.  If future real estate activity in the Kaupulehu and surrounding areas is lower than management’s current expectations, our operating results, financial condition, and liquidity and cash flows could be adversely affected.

Kaupulehu 2007’s two luxury homes are complete and available for sale.  The first home, on Lot 35, was completed and listed for sale at an offering price of $9,400,000 in fiscal 2009.  The home is a fully furnished 5-bedroom, 6.5-bath ranch-style home with a 6th bedroom that can also be used as an office.  The home is 6,337 square feet in size.  It is designed with an open-air breezeway connecting the 3-bedroom main house with a separate 2 or 3-bedroom guest quarters, creating privacy for both living areas.  The second home, on Lot 36, is also complete and is anticipated to be listed for sale at a similar price.  This home is planned to be sold unfurnished.  It is of similar design to the Lot 35 home and is 6,275 square feet in size.

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

Barnwell’s $16,000,000 real estate revolving credit facility expires in December 2010.  In addition to attempting to sell the homes, we are presently seeking to refinance or replace this facility in advance of its maturity.  The continued uncertainty in the credit markets may negatively impact our ability to refinance or replace this debt.  If we are unable to sell the homes by the end of the third quarter of 2010, we may need to reduce the sales prices of the homes and lots to amounts that will allow them to sell prior to the due date of the facility.  If we are still unable to sell the homes or lots, and we are not successful in either refinancing the debt or obtaining alternative terms or sources of financing, we may need to liquidate other investments and/or operating assets, obtain other equity financing, and reduce oil and natural gas capital expenditures.

Contract Drilling Segment

Demand for water well drilling and/or pump installation services is volatile and dependent upon land development activities within the state of Hawaii.  The University of Hawaii Economic Research Organization (“UHERO”) forecast indicates the construction industry will not experience growth until 2012.

Investment in Joint Ventures

According to UHERO and the State of Hawaii Department of Business, Economic Development and Tourism, Hawaii visitor arrivals in 2010 will exceed 2009 levels.  However, hotel occupancy rates, room rates and visitor spending will continue to remain at the low levels experienced in 2009.  The economic recession caused real estate sales prices and activity within the Hualalai Resort area to be significantly lower than original expectations.  As a result of the sluggish economy, Barnwell anticipates that it may be requested to make contributions to fund the operations of its joint ventures through fiscal 2010.

Results of Operations

Summary

Net earnings attributable to Barnwell for the three months ended December 31, 2009 totaled $1,952,000, a $1,528,000 increase from net earnings of $424,000 for the three months ended December 31, 2008.  This increase was largely attributable to the following items:

•    A $2,755,000 increase in land investment segment operating profits before income taxes due to increased receipts of development rights option payments attributable to the timing of receipts, and percentage of sales payments; and

•    A $1,252,000 current income tax benefit from recent legislation which expands the number of years Barnwell can carry back U.S. federal income tax losses.

In addition, during the quarter ended December 31, 2009, Barnwell was notified that a non-consent 300% penalty well, of which Barnwell is a non-operator, had reached recovery.  Net earnings for the quarter ended December 31, 2009 included $220,000 related to the operations of this well.  The aforementioned increases were partially offset by a $798,000 non-cash reduction of the carrying value of Barnwell’s investment in residential parcels and a non-cash increase in deferred income tax expense due to an increase in the valuation allowance for deferred tax assets.

General

In addition to U.S. operations, Barnwell conducts operations in Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 15% in the three months ended December 31, 2009 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 2% at December 31, 2009 as compared to September 30, 2009.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2009 was $964,000, a $7,211,000 increase from the $6,247,000 other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  There were no taxes on other comprehensive income due to foreign currency translation adjustments in the three months ended December 31, 2009 due to a full valuation allowance on the related deferred tax asset.

Foreign currency transaction gains and losses were not material in the three months ended December 31, 2009 and 2008 and are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollar.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three months ended December 31, 2009 as compared to the same period of the prior year.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2009	2008	$	%
Natural Gas (MCF)*	$ 3.84	$ 5.44	$ (1.60)	(29%)
Oil (Bbls)**	$ 67.58	$ 47.76	$ 19.82	41%
Liquids (Bbls)**	$ 36.65	$ 28.03	$ 8.62	31%

	Net Production
	Three months ended
	December 31,		Decrease
	2009	2008	Units	%
Natural Gas (MCF)*	814,000	859,000	(45,000)	(5%)
Oil (Bbls)**	35,000	43,000	(8,000)	(19%)
Liquids (Bbls)**	28,000	28,000	-	-

*      MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $567,000 (7%) for the three months ended December 31, 2009, as compared to the same period in the prior year, primarily due to significant decreases in natural gas prices and net production, which decreased 29% and 5%, respectively, as compared to the same period in the prior year.  Gross natural gas production for the three months ended December 31, 2009 decreased 20% as compared to the same period in the prior year.  Approximately one-half of this decline is due to natural declines in production, including at the

Dunvegan property, and one-half of this decline is due to operational issues resulting in the shutting in of wells which are estimated to be brought back on line throughout the year.  The decrease in gross natural gas production was partially offset by lower royalty volumes as the result of lower Alberta crown royalty rates due to lower prices and the New Royalty Framework (“NRF”) effective January 1, 2009, where royalties are more sensitive to pricing.

Net oil production decreased 19% for the three months ended December 31, 2009, as compared to the same period in the prior year, due primarily to natural declines in production and higher Alberta crown royalties due to higher prices and the NRF.  Gross oil production for the three months ended December 31, 2009 decreased 16% as compared to the same period in the prior year.

Oil and natural gas operating expenses decreased $109,000 (5%) for the three months ended December 31, 2009 as compared to the same period in the prior year primarily due to lower workover activity and repairs at all properties and lower production.  The decrease was partially offset by a 15% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Sale of development rights and Sale of interest in leasehold land

Revenues related to sales of development rights under option for the three months ended December 31, 2009 and 2008 are summarized as follows:

	Three months ended
	December 31,
	2009	2008
Sale of development rights under option:
Proceeds	$ 2,656,000	$ 886,000
Fees	(159,000)	(53,000)

Revenues - sale of development rights, net	$ 2,497,000	$ 833,000

The increase in proceeds from the sale of development rights during the three months ended December 31, 2009 as compared to the same period in the prior year is due to the timing of receipt of proceeds of scheduled development right options.  The entire $2,656,000 development rights option due on December 31, 2009 was received during the three months ended December 31, 2009, whereas only $886,000 was received in the same period of the prior year as $1,770,000 of the $2,656,000 development rights option due in December 2008 was received ahead of schedule in May 2008.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  As of December 31, 2009, the development rights are under option for one remaining payment of $2,656,000 due December 31, 2010.  If this last option payment is not made, the remaining development right option will expire.  There is no assurance that the remaining option will be exercised.

The following table summarizes the percentage of sales payment revenues received from WB KD Acquisition, LLC (“WB”), an unaffiliated entity, for the three months ended December 31, 2009 and 2008:

	Three months ended
	December 31,
	2009	2008
Sale of interest in leasehold land:
Revenues from percentage of sales payments	$ 1,160,000	$ -
Fees	(69,000)	-

Revenues - sale of interest in leasehold land, net	$ 1,091,000	$ -

WB sold three ocean front single-family lots in Increment I in the three months ended December 31, 2009 and paid Kaupulehu Developments percentage of sales payments totaling $1,160,000.  There were no sales of single-family lots, and accordingly no percentage of sales payment proceeds received, during the three months ended December 31, 2008.  There is no assurance with regards to the amounts of future payments to be received.

As of December 31, 2009, of the 80 single-family lots planned for Increment I, 20 lots have been sold, 13 ocean front and 7 ocean view lots.

Kaupulehu Developments also has the right to receive percentage of sales payments in Increment II resulting from the sale of lots and/or residential units.  The developer of Increment II has not yet commenced construction of Increment II.

Contract drilling

Contract drilling revenues and costs increased $1,154,000 (102%) and $491,000 (43%), respectively, for the three months ended December 31, 2009, as compared to the same period in the prior year.  The contract drilling segment generated a $541,000 operating profit before general and administrative expenses in the three months ended December 31, 2009, an increase of $651,000 as compared to the $110,000 operating loss generated during the same period of the prior year, primarily due to increased well drilling activity as a result of work on larger projects and projects with higher margins in the current quarter.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.  Management estimates that customer demand will decline for the remainder of fiscal 2010.

General and administrative expenses

General and administrative expenses increased $443,000 (23%) for the three months ended December 31, 2009, as compared to the same period in the prior year.  The increase was primarily attributable to i) a $657,000 increase in stock appreciation rights expense due to fluctuations in Barnwell’s stock price as well as the granting of new awards and incremental vesting of outstanding awards, and ii) a $256,000 increase in expenses incurred by the residential real estate segment and joint venture investments due to ongoing holding and maintenance costs.  The increase was partially offset by i) a $289,000 decrease in current compensation costs and ii) a $222,000 decrease in professional services due to cost reduction efforts.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization decreased $1,027,000 (30%) for the three months ended December 31, 2009, as compared to the same period in the prior year, due primarily to a 38% decrease in the depletion rate due to the reduction of the carrying value of oil and natural gas properties during fiscal 2009, partially offset by a 15% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Reduction of carrying value of assets

As a result of recent real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels was necessary.  Accordingly, Barnwell reduced the carrying value of its investment in residential parcels by $798,000 during the three months ended December 31, 2009.  No reduction was recorded during the three months ended December 31, 2008.

Interest expense

Interest expense increased $67,000 (29%) for the three months ended December 31, 2009 as compared to the same period in the prior year primarily due to the fact that no interest was capitalized during the quarter ended December 31, 2009 as development of the residential homes was completed in fiscal 2009.  Also contributing to the increase in interest expense were higher average loan balances.  Partially offsetting the increase was a decrease due to lower average interest rates.

Interest costs for the three months ended December 31, 2009 and 2008 are summarized as follows:

	Three months ended
	December 31,
	2009	2008

Interest costs incurred	$ 297,000	$ 346,000
Less interest costs capitalized	-	116,000

Interest expense	$ 297,000	$ 230,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

Barnwell’s effective consolidated income tax rate, after adjusting earnings before income taxes to remove the portion attributable to non-controlling interests, was approximately 33% and 38%, respectively, for the three months ended December 31, 2009 and 2008.

Included in the income tax provision for the three months ended December 31, 2009 is a $1,252,000 benefit from a change in tax law enacted in November 2009 which expands the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the same period of the prior year.  Partially offsetting this benefit in the three months ended December 31, 2009 was an increase in deferred income tax expense due to valuation allowances on U.S. deferred tax assets generated during the period.  There was no deferred income tax expense for valuation allowances on U.S. deferred tax assets in the same period of the prior year.

There were no significant changes in unrecognized tax benefits in the three months ended December 31, 2009.  Unrecognized tax benefits consist primarily of Canadian federal and provincial audit issues that involve the timing of oil and natural gas capital expenditure deductions and transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits and any offsetting foreign tax credit benefits may significantly increase or decrease during fiscal 2010, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of December 31, 2009.

Net earnings attributable to non-controlling interests

Earnings and losses from non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests increased $335,000 (239%) for the three months ended December 31, 2009, as compared to the same period in the prior year, due primarily to impacts to non-controlling interests of higher revenues reported by the land investment segment, partially offset by a reduction of the carrying value of Barnwell’s investment in residential parcels, in the current quarter as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At December 31, 2009, Barnwell had $10,997,000 in cash and cash equivalents, $6,145,000 in working capital, and approximately $4,110,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $1,063,000 for the three months ended December 31, 2009, as compared to $3,709,000 of cash flows used in operations for the same period in the prior year.  The $4,772,000 increase in cash flows was primarily due to a decrease in residential real estate home development costs in the current year and changes in working capital.

Net cash provided by investing activities totaled $3,099,000 during the three months ended December 31, 2009, as compared to $2,151,000 of cash flows used in investing activities during the same period of the prior year.  The $5,250,000 increase in cash inflows was primarily attributable to a $2,861,000 increase in proceeds from land investment segment sales and a $2,079,000 reduction in capital expenditures during the three months ended December 31, 2009, as compared to the same period of the prior year.

Cash flows used in financing activities totaled $85,000 for the three months ended December 31, 2009, as compared to $2,969,000 of cash flows provided by financing activities during the same period of the prior year.  The decrease in cash inflows was primarily due to an absence of long-term debt borrowings during the three months ended December 31, 2009, as compared to $3,111,000 of long-term debt borrowings in the same period of the prior year.

Credit Arrangements

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or approximately US$19,110,000 at the December 31, 2009 Canadian dollar to U.S. dollar exchange rate of 0.9555.  At December 31, 2009, borrowings under this facility were US$15,000,000 and Barnwell had approximately $4,110,000 of unused credit available.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2010.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.

Barnwell also has a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 financed the acquisition of four parcels and a portion of the costs of home construction.  At December 31, 2009, borrowings under this facility were $16,000,000.  Under the terms of the facility, financing for home construction is limited to a maximum of two unsold homes under construction at any given time and Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to 100% of the net sales proceeds of the home and lot.  Both of the homes are complete and available for sale.  The real estate revolving credit facility pertaining to the homes and lots held for investment matures on December 17, 2010.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $1,170,000 for the three months ended December 31, 2009, as compared to $3,974,000 during the three months ended December 31, 2008.  Management expects that oil and natural gas capital expenditures in fiscal 2010 will range from $5,000,000 to $8,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended December 31, 2009, Barnwell participated in the drilling of 5 gross (0.4 net) wells in Canada, of which all appear to be successful.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Other Considerations

We believe our capital resources (current cash balances, future operating cash flows, land investment segment proceeds, residential home and lot sales, and available credit) will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest, and settle incentive compensation liabilities in cash, if necessary.    However, the current economic recession we are experiencing has negatively impacted both oil and natural gas prices and demand for luxury real estate.  If oil and natural gas prices continue to decline and land investment segment proceeds and residential real estate home and lot sales are less than current expectations, we will be faced with reduced operating cash flows which in turn could have a material adverse effect on our operations, liquidity, cash flows, and financial condition.  Although some recovery has occurred in the credit markets in recent months, economic disruptions have resulted in greater volatility, less liquidity, and limited availability of financing.  Therefore we cannot predict whether Barnwell’s Canadian revolving credit facility will be reduced below the current level of borrowings under the facility because of significant decreases in the rate of exchange of the Canadian dollar to the U.S. dollar or upon the April 2010 review.  Furthermore, we cannot predict whether our real estate revolving credit facility’s loan advance limitation will be reduced below borrowed amounts due to a decrease in appraised values of the underlying security, which would require us to repay a portion of our loan borrowings earlier than anticipated.

As also noted above, any unpaid principal balance on the real estate revolving credit facility, currently $16,000,000, and any accrued interest is due in full on December 17, 2010.  In addition to attempting to sell the homes, we are presently seeking to refinance or replace this facility in advance of its maturity.  The continued uncertainty in the credit markets may negatively impact our ability to refinance or replace this debt.  If we are unable to sell the homes by the end of the third quarter of fiscal 2010, we may need to reduce the sales prices of the homes and lots to amounts that will allow them to sell prior to the due date of the facility.  If we are still unable to sell the homes or lots, and we are not successful in either refinancing the debt or obtaining alternative terms or sources of financing, we may need to liquidate other investments and/or operating assets, obtain other equity financing, and reduce oil and natural gas capital expenditures.

In response to significant declines in oil and natural gas prices, diminished demand for luxury real estate, and uncertainty as to whether we will be able to refinance or replace our real estate revolving credit facility and/or obtain a renewal on the Canadian revolving credit facility on the same or similar terms to the existing facility, the Company significantly reduced oil and natural gas capital expenditures and expects to hold such capital expenditures at reduced levels through fiscal 2010.  The Company is currently unable to estimate when it will increase its oil and natural gas exploration and development activity as such a determination will depend upon future oil and natural gas prices and a strengthening of general economic conditions.  Reduced oil and natural gas capital expenditures, if significant and/or continued, will likely result in a reduction in future oil and natural gas reserve volumes and production.

In the event the reduction in capital expenditures is not sufficient to fund our future cash needs, the Company will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to make any required cash outflows.  Events and circumstances that lead to results that significantly differ from management’s expectations could have a material adverse effect on our operations, liquidity, cash flows, and financial condition.

ITEM 4T.       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2009, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that

Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2009 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2009, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.          EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: February 12, 2010	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description	Page

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	35

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	36

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	37