Form 10-Q
period 2010-03-31
BARNWELL INDUSTRIES INC
filed 2010-05-14
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                 ☐ Yes     ☒ No

As of May 13, 2010 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,651,000	$6,879,000
Accounts receivable, net of allowance for doubtful accounts of:
$49,000 at March 31, 2010; $47,000 at September 30, 2009	4,871,000	3,978,000
Current taxes receivable	1,200,000	653,000
Prepaid expenses	1,005,000	1,403,000
Deferred income taxes	203,000	272,000
Real estate held for sale	13,629,000	13,585,000
Other current assets	982,000	591,000

TOTAL CURRENT ASSETS	34,541,000	27,361,000

INVESTMENT IN RESIDENTIAL PARCELS	3,800,000	4,598,000

INVESTMENT IN JOINT VENTURES	1,875,000	1,920,000

INVESTMENT IN LAND INTERESTS	538,000	538,000

PROPERTY AND EQUIPMENT	226,511,000	212,215,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(173,941,000)	(160,528,000)
PROPERTY AND EQUIPMENT, NET	52,570,000	51,687,000

TOTAL ASSETS	$93,324,000	$86,104,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,437,000	$3,277,000
Accrued capital expenditures	1,989,000	588,000
Accrued incentive plan costs	1,433,000	1,427,000
Other accrued compensation costs	366,000	546,000
Payable to joint interest owners	1,326,000	1,001,000
Income taxes payable	1,735,000	619,000
Current portion of long-term debt	16,000,000	14,335,000
Other current liabilities	2,999,000	2,212,000

TOTAL CURRENT LIABILITIES	28,285,000	24,005,000

LONG-TERM DEBT	13,000,000	16,665,000

LIABILITY FOR RETIREMENT BENEFITS	4,889,000	4,848,000

ASSET RETIREMENT OBLIGATION	4,937,000	4,508,000

DEFERRED INCOME TAXES	3,454,000	2,858,000

TOTAL LIABILITIES	54,565,000	52,884,000

EQUITY:
BARNWELL INDUSTRIES, INC. STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares:
8,445,060 issued at March 31, 2010; 8,403,060 issued at September 30, 2009	4,223,000	4,202,000
Additional paid-in capital	1,289,000	1,227,000
Retained earnings	33,942,000	30,500,000
Accumulated other comprehensive income (loss), net	815,000	(1,349,000)
Treasury stock, at cost:
167,900 shares at March 31, 2010; 162,900 shares at September 30, 2009	(2,286,000)	(2,262,000)

TOTAL BARNWELL INDUSTRIES, INC. STOCKHOLDERS’ EQUITY	37,983,000	32,318,000
Non-controlling interests	776,000	902,000

TOTAL EQUITY	38,759,000	33,220,000

TOTAL LIABILITIES AND EQUITY	$93,324,000	$86,104,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Oil and natural gas	$7,559,000	$5,549,000	$14,703,000	$13,260,000
Contract drilling	995,000	1,089,000	3,283,000	2,223,000
Sale of interest in leasehold land, net	1,128,000	201,000	2,219,000	201,000
Sale of development rights, net	-	-	2,497,000	833,000
Gas processing and other	78,000	332,000	223,000	576,000

	9,760,000	7,171,000	22,925,000	17,093,000
Costs and expenses:
Oil and natural gas operating	2,550,000	2,478,000	4,859,000	4,896,000
Contract drilling operating	752,000	976,000	2,384,000	2,117,000
General and administrative	2,023,000	2,043,000	4,410,000	3,987,000
Depreciation, depletion, and amortization	2,313,000	3,180,000	4,654,000	6,548,000
Reduction of carrying value of assets	-	22,088,000	798,000	22,088,000
Bad debt expense	-	594,000	-	594,000
Interest expense, net	283,000	124,000	580,000	354,000

	7,921,000	31,483,000	17,685,000	40,584,000

Earnings (loss) before income taxes	1,839,000	(24,312,000)	5,240,000	(23,491,000)

Income tax provision (benefit)	160,000	(7,320,000)	1,134,000	(7,063,000)

NET EARNINGS (LOSS)	1,679,000	(16,992,000)	4,106,000	(16,428,000)

Less: Net earnings attributable to non-controlling interests	189,000	5,000	664,000	145,000

NET EARNINGS (LOSS) ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC.	$1,490,000	$(16,997,000)	$3,442,000	$(16,573,000)

BASIC NET EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC. STOCKHOLDERS	$0.18	$(2.06)	$0.42	$(2.01)

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC. STOCKHOLDERS	$0.18	$(2.06)	$0.42	$(2.01)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,277,160	8,240,160	8,270,518	8,240,729
DILUTED	8,277,160	8,240,160	8,270,518	8,240,729

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$4,106,000	$(16,428,000)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Depreciation, depletion, and amortization	4,654,000	6,548,000
Reduction of carrying value of assets	798,000	22,088,000
Deferred income tax expense (benefit)	522,000	(6,784,000)
Retirement benefits expense	405,000	251,000
Share-based compensation expense (benefit)	217,000	(416,000)
Accretion of asset retirement obligation	156,000	132,000
Bad debt expense	-	594,000
Asset retirement obligation payments	(36,000)	(128,000)
Retirement benefits payments	(231,000)	(3,000)
Sale of interest in leasehold land, net	(2,219,000)	(201,000)
Sale of development rights, net	(2,497,000)	(833,000)
Additions to real estate held for sale	(44,000)	(3,635,000)
Decrease from changes in current assets and liabilities	(589,000)	(5,512,000)

Net cash provided by (used in) operating activities	5,242,000	(4,327,000)

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	2,497,000	833,000
Proceeds from sale of interest in leasehold land, net of fees paid	2,243,000	201,000
Proceeds from sale of oil and natural gas properties	704,000	-
Proceeds from gas over bitumen royalty adjustments	53,000	116,000
Return of capital distribution from joint venture	45,000	-
Refund of deposits on residential parcels	-	200,000
Investment in joint ventures	-	(77,000)
Capital expenditures - oil and natural gas	(2,150,000)	(6,237,000)
Capital expenditures - all other	(130,000)	(12,000)

Net cash provided by (used in) investing activities	3,262,000	(4,976,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	-	4,445,000
Repayments of long-term debt	(2,000,000)	(603,000)
Contributions from non-controlling interests	128,000	15,000
Proceeds from exercise of stock options	59,000	-
Payment of loan commitment fee	-	(60,000)
Purchases of common stock for treasury	-	(97,000)
Distributions to non-controlling interests	(918,000)	(181,000)

Net cash (used in) provided by financing activities	(2,731,000)	3,519,000

Effect of exchange rate changes on cash and cash equivalents	(1,000)	(646,000)

Net increase (decrease) in cash and cash equivalents	5,772,000	(6,430,000)
Cash and cash equivalents at beginning of period	6,879,000	13,618,000

Cash and cash equivalents at end of period	$12,651,000	$7,188,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2010 and 2009

(Unaudited)

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Income (Loss)	Stock	Interests	Equity

Balance at December 31, 2008	8,240,160	$4,202,000	$1,227,000		$55,286,000	$(3,080,000)	$(2,262,000)	$1,222,000	$56,595,000

Distributions to non-controlling interests								(181,000)	(181,000)

Comprehensive loss:
Net loss				$(16,992,000)	(16,997,000)			5,000	(16,992,000)
Other comprehensive loss — foreign currency translation adjustments, net of $901,000 tax benefit				(410,000)		(410,000)			(410,000)
Other comprehensive income — retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $12,000 of taxes				23,000		23,000			23,000
Total comprehensive loss				(17,379,000)
Comprehensive income attributable to non-controlling interests				(5,000)
Comprehensive loss attributable to Barnwell Industries, Inc.				$(17,384,000)

At March 31, 2009	8,240,160	$4,202,000	$1,227,000		$38,289,000	$(3,467,000)	$(2,262,000)	$1,046,000	$39,035,000

Balance at December 31, 2009	8,277,160	$4,223,000	$1,289,000		$32,452,000	$(318,000)	$(2,286,000)	$1,233,000	$36,593,000

Contributions from non-controlling interests								41,000	41,000

Distributions to non-controlling interests								(687,000)	(687,000)

Comprehensive income:
Net earnings				$1,679,000	1,490,000			189,000	1,679,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				1,066,000		1,066,000			1,066,000
Retirement plans - amortization of accumulated
other comprehensive loss into net periodic
benefit cost, net of taxes of $0				67,000		67,000			67,000
Total comprehensive income				2,812,000
Comprehensive income attributable to non-controlling interests				(189,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$2,623,000

At March 31, 2010	8,277,160	$4,223,000	$1,289,000		$33,942,000	$815,000	$(2,286,000)	$776,000	$38,759,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

Six months ended March 31, 2010 and 2009

(Unaudited)

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Income (Loss)	Stock	Interests	Equity

Balance at September 30, 2008	8,252,860	$4,202,000	$1,222,000		$54,862,000	$3,143,000	$(2,165,000)	$1,067,000	$62,331,000

Share-based compensation costs			5,000						5,000

Purchases of 12,700 common shares for treasury	(12,700)						(97,000)		(97,000)

Contributions from non-controlling interests								15,000	15,000

Distributions to non-controlling interests								(181,000)	(181,000)

Comprehensive loss:
Net loss				$(16,428,000)	(16,573,000)			145,000	(16,428,000)
Other comprehensive loss — foreign currency translation adjustments, net of $3,078,000 tax benefit				(6,657,000)		(6,657,000)			(6,657,000)
Other comprehensive income — retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $24,000 of taxes				47,000		47,000			47,000
Total comprehensive loss				(23,038,000)
Comprehensive income attributable to non-controlling interests				(145,000)
Comprehensive loss attributable to Barnwell Industries, Inc.				$(23,183,000)

At March 31, 2009	8,240,160	$4,202,000	$1,227,000		$38,289,000	$(3,467,000)	$(2,262,000)	$1,046,000	$39,035,000

Balance at September 30, 2009	8,240,160	$4,202,000	$1,227,000		$30,500,000	$(1,349,000)	$(2,262,000)	$902,000	$33,220,000

Exercise of stock options - 42,000 shares, net of 5,000 shares tendered and placed in treasury	37,000	21,000	62,000				(24,000)		59,000

Contributions from non-controlling interests								128,000	128,000

Distributions to non-controlling interests								(918,000)	(918,000)

Comprehensive income:
Net earnings				$4,106,000	3,442,000			664,000	4,106,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				2,030,000		2,030,000			2,030,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				134,000		134,000			134,000
Total comprehensive income				6,270,000
Comprehensive income attributable to non-controlling interests				(664,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$5,606,000

At March 31, 2010	8,277,160	$4,223,000	$1,289,000		$33,942,000	$815,000	$(2,286,000)	$776,000	$38,759,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2009 Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of September 30, 2009 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2010, results of operations for the three and six months ended March 31, 2010 and 2009, and cash flows for the six months ended March 31, 2010 and 2009, have been made. The results of operations for the period ended March 31, 2010 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

Significant Accounting Policies

Barnwell’s significant accounting policies are described in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s most recently filed Annual Report on Form 10-K.

Reclassifications

Certain prior year amounts within this Form 10-Q have been reclassified to conform to the presentation adopted in the current year.

2.                                    EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net earnings (loss) attributable to Barnwell stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the potentially dilutive effect of outstanding common stock options.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations for the three and six months ended March 31, 2010 and 2009 are as follows:

	Three months ended March 31, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$1,490,000	8,277,160	$0.18

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$1,490,000	8,277,160	$0.18

	Six months ended March 31, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$3,442,000	8,270,518	$0.42

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$3,442,000	8,270,518	$0.42

	Three months ended March 31, 2009
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(16,997,000)	8,240,160	$(2.06)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(16,997,000)	8,240,160	$(2.06)

	Six months ended March 31, 2009
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(16,573,000)	8,240,729	$(2.01)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(16,573,000)	8,240,729	$(2.01)

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Potential dilutive shares are excluded from the computation of earnings (loss) per share if their effect is antidilutive. Options to purchase 871,000 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2010 and options to purchase 718,000 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2009 as their inclusion would have been antidilutive.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation expense (benefit) and the related income tax effects for the three and six months ended March 31, 2010 and 2009 are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009

Share-based compensation expense (benefit)	$46,000	$65,000	$217,000	$(416,000)

Income tax effect - (benefit) provision	$-	$(22,000)	$-	$143,000

Share-based compensation expense (benefit) recognized in earnings (loss) for the three and six months ended March 31, 2010 and 2009 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations. There was no impact on income taxes for the three and six months ended March 31, 2010 due to a full valuation allowance on the related deferred tax asset.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three and six months ended March 31, 2010 is presented below:

	Three months ended March 31, 2010
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at January 1, 2010	60,000	$8.62
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at March 31, 2010	60,000	$8.62	4.7	$-

Exercisable at March 31, 2010	60,000	$8.62	4.7	$-

	Six months ended March 31, 2010
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2009	222,000	$7.83
Granted	-
Exercised	(42,000)	$1.98
Expired	(120,000)	$9.48
Forfeited	-
Outstanding at March 31, 2010	60,000	$8.62	4.7	$-

Exercisable at March 31, 2010	60,000	$8.62	4.7	$-

Total share-based compensation expense for equity-classified awards vested in the three and six months ended March 31, 2010 was nil, as compared to nil and $5,000 during the three and six months ended March 31, 2009, respectively.

The total intrinsic value of equity options exercised during the six months ended March 31, 2010 was $115,000. No equity options were exercised during the three months ended March 31, 2010 or during the three and six months ended March 31, 2009.

Liability-classified Awards

As of March 31, 2010, there was $839,000 of total unrecognized compensation cost related to nonvested liability-classified share options. That cost is expected to be recognized over 3.4 years. In

December 2009, Barnwell granted stock options under the 2008 Equity Incentive Plan to acquire 337,500 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $4.32 per share (market price on date of grant). These options vest annually over four years commencing one year from the date of grant and expire in December 2019. These options have stock appreciation rights that permit the holders to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three and six months ended March 31, 2010 and 2009:

	Three and six months ended March 31,
	2010	2009

Expected volatility range	44.9% to 61.5%	44.5% to 54.8%
Weighted-average volatility	50.6%	47.9%
Expected dividends	0.0%	0.4% to 0.6%
Expected term (in years)	0.4 to 9.7	5.7 to 9.1
Risk-free interest rate	0.2% to 3.8%	2.0% to 2.5%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three and six months ended March 31, 2010 is presented below:

	Three months ended March 31, 2010
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at January 1, 2010	833,500	$8.23
Granted	-
Exercised	-
Expired	-
Forfeited	(22,500)	$8.25
Outstanding at March 31, 2010	811,000	$8.23	8.0	$7,000

Exercisable at March 31, 2010	266,000	$10.16	6.0	$-

	Six months ended March 31, 2010
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2009	496,000	$10.89
Granted	337,500	$4.32
Exercised	-
Expired	-
Forfeited	(22,500)	$8.25
Outstanding at March 31, 2010	811,000	$8.23	8.0	$7,000

Exercisable at March 31, 2010	266,000	$10.16	6.0	$-

Total share-based compensation expense for liability-classified awards for the three and six months ended March 31, 2010 was $46,000 and $217,000, respectively, as compared to a $65,000 expense and a $421,000 benefit during the three and six months ended March 31, 2009, respectively. Included in share-based compensation for liability-classified awards for the three and six months ended March 31, 2010 were $129,000 and $192,000, respectively, of compensation expense related to shares that vested during each respective period and an $83,000 benefit and a $25,000 expense, respectively, due to remeasurement at March 31, 2010 of the fair value of previously vested shares. Included in share-based compensation for liability-classified awards for the three and six months ended March 31, 2009 were $44,000 and $96,000, respectively, of compensation expense related to shares that vested during each respective period and a $21,000 expense and a $517,000 benefit, respectively, due to remeasurement at March 31, 2009 of the fair value of previously vested shares.

4.                                    REAL ESTATE HELD FOR SALE AND INVESTMENT IN RESIDENTIAL PARCELS

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) is a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc. (“Nearco”), a company controlled by a former director of Barnwell and owner of a non-controlling interest in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 11 below).

Kaupulehu 2007 develops luxury residences for sale and invests in residential lots in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. At March 31, 2010, Kaupulehu 2007 owns two completed luxury residences classified as “Real Estate Held for Sale” and two parcels held for investment classified as “Investment in Residential Parcels.”

Kaupulehu 2007 capitalizes interest costs during development and construction and includes these costs in cost of sales when homes are sold. Interest costs capitalized for the three and six months ended March 31, 2009 totaled $107,000 and $223,000, respectively. As construction of the homes was completed during fiscal 2009, no interest was capitalized during the three and six months ended March 31, 2010.

Kaupulehu 2007 has an agreement with the son of a former director of Barnwell and owner of a non-controlling interest in certain of Barnwell’s ventures (see further discussion on related party interests at Note 11 below), under which he served as Kaupulehu 2007’s project manager. Kaupulehu 2007 also has an agreement with the independent building contractor that constructed the two luxury homes for Kaupulehu 2007. A significant provision of the agreements is that both the project manager and independent building contractor will receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.

As a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels was necessary in the first quarter ended December 31, 2009. Accordingly, Barnwell recorded a reduction of the carrying value of its investment in residential parcels of $798,000 during the six months ended March 31, 2010. No reduction was necessary during the three months ended March 31, 2010 or during the three and six months ended March 31, 2009.

5.                                    INVESTMENT IN JOINT VENTURES

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell and 20%-owned by Nearco, owns 1.5% passive minority interests in Hualalai Investors JV, LLC and Hualalai Investors II, LLC, owners of Hualalai Resort, and a 1.5% passive minority interest in Kona Village Investors, LLC, owner of Kona Village Resort. Kaupulehu Investors, LLC, accounts for its 1.5% passive investments under the cost method. These investments are classified as “Investment in Joint Ventures” at March 31, 2010 and September 30, 2009.

Kaupulehu Investors, LLC received a $45,000 cash distribution in March 2010 from Kona Village Investors, LLC, representing a return of capital.

6.                                    INVESTMENT IN LAND INTERESTS

The land interests held by Barnwell at March 31, 2010 include:

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

There is no assurance with regards to the amounts of future payments to be received, nor is there any assurance that WB and/or WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C. Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated for Lot 4C and the Mauka Lands. Barnwell’s cost of land interests at March 31, 2010 and September 30, 2009 is classified as “Investment in Land Interests” and consists of the following amounts:

Leasehold land zoned conservation – Lot 4C	$50,000
Lot acquisition rights – Mauka Lands	488,000
Total investment in land interests	$538,000

7.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of March 31, 2010 and September 30, 2009 is as follows:

	March 31,	September 30,
	2010	2009

Canadian revolving credit facility	$13,000,000	$15,000,000
Real estate revolving credit facility	16,000,000	16,000,000

	29,000,000	31,000,000
Less: current portion	(16,000,000)	(14,335,000)

Total long-term debt	$13,000,000	$16,665,000

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2010 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$19,692,000 at the March 31, 2010 exchange rate. Borrowings under this facility were US$13,000,000 at March 31, 2010 and are included in long-term debt. At March 31, 2010, Barnwell had unused credit available under this facility of approximately US$6,692,000. The interest rate on the facility at March 31, 2010 was 3.73%.

The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 3.25%, at U.S. prime plus 2.25%, or in Canadian dollars at Canadian prime plus 2.25%. A standby fee of 0.8125% per annum is charged on the unused facility balance. Additionally, Barnwell paid a fee of $50,000 Canadian dollars to renew the facility. Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2011. Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank. If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter). Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2011, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2011. As no debt repayments will be required on or before March 31, 2011, the entire outstanding loan balance at March 31, 2010 is classified as long-term debt.

At March 31, 2010, Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, had a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 financed the acquisition of four parcels and a portion of the costs of home construction. Kaupulehu 2007’s outstanding loan balance under its revolving credit facility was $16,000,000 as of March 31, 2010.

On April 8, 2010, Kaupulehu 2007 made a principal payment of $2,000,000 and entered into a modified agreement with its Hawaii financial institution which extended the facility termination date from December 2010 to February 1, 2012 and reduced the facility amount to $14,000,000. The modified agreement requires Kaupulehu 2007 to make scheduled quarterly principal payments of $500,000 per quarter due on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2010. If Kaupulehu 2007 sells one of its homes, the quarterly payments will be reduced to $250,000 per quarter. The outstanding principal balance bears interest at a rate equal to the higher of the financial institution’s floating base rate or 4.5%. Any unpaid principal balance and accrued interest will be due and payable on February 1, 2012. Additionally, Kaupulehu 2007 paid a fee of $55,000 in April 2010 to modify the terms of the facility. The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes.

The modified agreement also specifies that Kaupulehu 2007 must maintain an interest reserve account for the payment of interest, the initial amount to be $473,000 to cover estimated interest payments through December 2010. On January 1, 2011, Kaupulehu 2007 must replenish the interest reserve account to cover estimated interest payments through the credit termination date, based on the then-outstanding principal balance of the credit facility and the prevailing interest rate.

Under the modified agreement, the principal balance of the credit facility may not exceed the sum of 75% of the as-is value of the lots and 80% of the as-is value of the homes through December 30, 2010, after which the principal balance of the credit facility may not exceed the sum of 60% of the as-is value of the lots and 70% of the as-is value of the homes. If borrowings under the facility exceed the loan to value ratio, Kaupulehu 2007 will be required to make debt repayments in the amount of the excess. Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to the greater of (1) 100% of the net sales proceeds of the home and lot or (2) $1,500,000 for each of the two lots and $7,000,000 for each of the two homes.

As both homes are currently estimated to be sold within the next 12 months, the entire $16,000,000 outstanding at March 31, 2010 under the real estate credit facility has been classified as a current liability.

Interest costs for the three and six months ended March 31, 2010 and 2009 are summarized as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest costs incurred	$283,000	$231,000	$580,000	$577,000
Less interest costs capitalized	-	107,000	-	223,000

Interest expense	$283,000	$124,000	$580,000	$354,000

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

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues:
Oil and natural gas	$7,559,000	$5,549,000	$14,703,000	$13,260,000
Land investment	1,128,000	201,000	4,716,000	1,034,000
Contract drilling	995,000	1,089,000	3,283,000	2,223,000
Other	77,000	319,000	213,000	508,000
Total before interest income	9,759,000	7,158,000	22,915,000	17,025,000
Interest income	1,000	13,000	10,000	68,000
Total revenues	$9,760,000	$7,171,000	$22,925,000	$17,093,000

Depreciation, depletion, and amortization:
Oil and natural gas	$2,175,000	$3,041,000	$4,374,000	$6,267,000
Contract drilling	113,000	102,000	228,000	205,000
Other	25,000	37,000	52,000	76,000
Total depreciation, depletion, and amortization	$2,313,000	$3,180,000	$4,654,000	$6,548,000

Reduction of carrying value of assets:
Oil and natural gas	$-	$22,088,000	$-	$22,088,000
Residential real estate	-	-	798,000	-
Total reduction of carrying value of assets	$-	$22,088,000	$798,000	$22,088,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$2,834,000	$(22,058,000)	$5,470,000	$(19,991,000)
Land investment	1,128,000	201,000	4,716,000	1,034,000
Contract drilling	130,000	11,000	671,000	(99,000)
Residential real estate	-	-	(798,000)	-
Other	52,000	282,000	161,000	432,000
Total operating profit (loss)	4,144,000	(21,564,000)	10,220,000	(18,624,000)

General and administrative expenses	(2,023,000)	(2,043,000)	(4,410,000)	(3,987,000)
Bad debt expense	-	(594,000)	-	(594,000)
Interest expense	(283,000)	(124,000)	(580,000)	(354,000)
Interest income	1,000	13,000	10,000	68,000
Earnings (loss) before income taxes	$1,839,000	$(24,312,000)	$5,240,000	$(23,491,000)

9.            INCOME TAXES

The components of the income tax provision (benefit) for the three and six months ended March 31, 2010 and 2009 are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009

Current	$594,000	$(167,000)	$612,000	$(279,000)
Deferred	(434,000)	(7,153,000)	522,000	(6,784,000)

	$160,000	$(7,320,000)	$1,134,000	$(7,063,000)

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2010, after adjusting earnings before income taxes to remove the portion attributable to non-controlling interests, was approximately 10% and 25%, respectively, as compared to 30% for the three and six months ended March 31, 2009.

The consolidated income tax rate for the three months ended March 31, 2010 of 10% reflects the impact of adjustments to the estimated annual income tax provision for revised projections of annual operating results for fiscal 2010 as compared to the annual projections utilized in the three months ended December 31, 2009.  The adjustments primarily relate to changes in estimated realizable consolidated U.S. income tax benefits resulting from foreign taxes paid by our U.S. subsidiary operating in Canada.

Included in the income tax provision for the six months ended March 31, 2010 is a $1,252,000 benefit from a change in tax law enacted in November 2009 which expands the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the same period of the prior year.  Partially offsetting this benefit in the six months ended March 31, 2010 was an increase in deferred income tax expense due to valuation allowances on U.S. deferred tax assets generated during the period.  There was less deferred income tax expense for valuation allowances on U.S. deferred tax assets in the same period of the prior year.

There were no significant changes in unrecognized tax benefits in the three and six months ended March 31, 2010.  Unrecognized tax benefits consist primarily of Canadian federal and provincial audit issues that involve the timing of oil and natural gas capital expenditure deductions and transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits and any offsetting foreign tax credit benefits may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of March 31, 2010.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at March 31, 2010:

Jurisdiction	Fiscal Years Open
U.S. federal	2006 – 2008
Various U.S. states	2006 – 2008
Canada federal	2001 – 2009
Various Canadian provinces	2001 – 2009

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans for the three and six months ended March 31, 2010 and 2009:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2010	2009	2010	2009	2010	2009
Service cost	$74,000	$44,000	$10,000	$6,000	$3,000	$2,000
Interest cost	82,000	73,000	14,000	10,000	16,000	13,000
Expected return on plan assets	(63,000)	(75,000)	-	-	-	-
Amortization of prior service cost	2,000	1,000	1,000	1,000	34,000	34,000
Amortization of net actuarial loss (gain)	27,000	5,000	3,000	-	-	(7,000)

Net periodic benefit cost	$122,000	$48,000	$28,000	$17,000	$53,000	$42,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2010	2009	2010	2009	2010	2009
Service cost	$147,000	$89,000	$21,000	$14,000	$7,000	$4,000
Interest cost	164,000	150,000	27,000	22,000	31,000	26,000
Expected return on plan assets	(126,000)	(123,000)	-	-	-	-
Amortization of prior service cost	3,000	2,000	2,000	2,000	68,000	68,000
Amortization of net actuarial loss (gain)	55,000	11,000	6,000	-	-	(14,000)

Net periodic benefit cost	$243,000	$129,000	$56,000	$38,000	$106,000	$84,000

Barnwell contributed $228,000 to the Pension Plan during the three and six months ended March 31, 2010 and does not expect to make any further contributions in the remainder of fiscal 2010.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2010 and expected payments under the SERP for fiscal 2010 are not significant.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

11.         RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions that occurred in fiscal 2009 involving Barnwell and Mr. Terry Johnston, owner of a non-controlling interest in certain of Barnwell’s business ventures and director of Barnwell until March 2, 2009, when his term ended.

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

Nearco has a 20% ownership interest in Kaupulehu 2007, a limited liability limited partnership that acquires house lots for investment and constructs luxury single-family homes.  As noted in Note 4 above, Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, under which Mr. David Johnston served as Kaupulehu 2007’s project manager.  In addition to a $90,000 project management fee which has been paid, Mr. David Johnston will receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.  Project management fees were capitalized as they were associated with the development and construction of a real estate project.  Kaupulehu 2007 paid Nearco $31,000 and $62,000 in project management fees for project management services during the three and six months ended March 31, 2009, respectively.

Kaupulehu 2007 has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, with Mr. Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 7 above).

General and administrative expenses include fees paid to Nearco for services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco by Kaupulehu Developments totaled $9,000 and $26,000, before non-controlling interest, during the three and six months ended March 31, 2009, respectively.

12.         SHARE REPURCHASE PROGRAM

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  During the three months ended December 31, 2008, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.  There was no share repurchase authorization, and accordingly no shares repurchased, during the three and six months ended March 31, 2010 or during the three months ended March 31, 2009.

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

14.         FAIR VALUE MEASUREMENTS

Fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date.  Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards [“SFAS”] No. 157), fair value measurements are classified and disclosed in one of the following categories:

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

Effective October 1, 2009, the Company adopted the fair value standard for nonfinancial assets and liabilities which are recognized or disclosed at fair value on a nonrecurring basis.  Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  The following table provides carrying value and fair value measurement information for such assets and liabilities during the six months ended March 31, 2010:

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the
	March 31,	Markets	Inputs	Inputs	six months ended
	2010	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
Financial Assets:
Investment in residential parcels	$ 3,800,000	$ -	$ 3,800,000	$ -	$ 798,000

As a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels was necessary in the first quarter ended December 31, 2009.  Accordingly, Barnwell recorded a reduction of the carrying value of its investment in residential parcels of $798,000 during the six months ended March 31, 2010.  In determining the fair value of Barnwell’s investment in residential parcels, prices for parcels in recent comparable sales transactions were used.  Therefore, fair value measurements have been classified as Level 2 valuations.

There were no nonrecurring fair value measurements recorded during the three months ended March 31, 2010 and during the three and six months ended March 31, 2009.

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

16.         INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$521,000	$328,000
Income taxes	$110,000	$2,591,000

During the six months ended March 31, 2010, 12,300 stock options were exercised by tendering 5,000 shares of Barnwell stock at a market value of $4.84 per share, resulting in a $6,000 increase in common stock, an $18,000 increase in additional paid-in capital and a $24,000 increase in treasury stock.

During the six months ended March 31, 2010 and 2009, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $55,000 and $25,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development increased $1,335,000 and decreased $1,337,000 during the six months ended March 31, 2010 and 2009, respectively.

Accruals related to real estate held for sale decreased $308,000 for the six months ended March 31, 2009.  There was no change in the accrual for the six months ended March 31, 2010.

17.         SUBSEQUENT EVENTS

In April 2010, Kaupulehu 2007 entered into a modified agreement with its Hawaii financial institution which extended the real estate credit facility termination date from December 2010 to February 1, 2012 and reduced the facility amount to $14,000,000.  See further discussion on the real estate loan modification in Note 7 above.

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2010 for $20,000,000 Canadian dollars, unchanged from the prior year amount.  See further discussion on the Canadian credit facility renewal in Note 7 above.

From April 1, 2010 through the date of this filing, Kaupulehu Developments received percentage of sales payments totaling $1,200,000 from the sales of three ocean front lots within the Kaupulehu Increment I area by the developer of that area.  Financial results from the receipt of these payments will be reflected in Barnwell’s Form 10-Q for the quarter ended June 30, 2010.

18.         OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  At March 31, 2009, net capitalized costs exceeded the ceiling limitation.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $22,088,000 during the three and six months ended March 31, 2009, which reduced net earnings by $15,556,000.  No such reduction was necessary during the three and six months ended March 31, 2010.  The reduction was due to a significant decline in the price of natural gas during the three months ended March 31, 2009, partially offset by increases in the prices for oil and to a lesser extent natural gas liquids for the same period.  At March 31, 2009, the ceiling value of Barnwell’s reserves was calculated based upon market prices, adjusted for market differentials, of $2.94 for natural gas, $46.36 for oil and $34.45 for natural gas liquids.

The reduction of the carrying value of oil and natural gas properties is reported in the Condensed Consolidated Statements of Operations.  Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.  Declines in oil, natural gas and natural gas liquids prices may result in future reductions of the carrying value of our oil and natural gas properties in the absence of offsetting changes.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2010.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In December 2008, the SEC adopted revisions to its required oil and natural gas reporting disclosures and, in October 2009, the SEC issued Staff Accounting Bulletin No. 113, which revises or rescinds portions of the interpretive guidance of its oil and natural gas rules.  In January and April 2010, the FASB updated FASB ASC Topic 932, Extractive Activities — Oil and Gas, to align its oil and gas reserve estimation and disclosure requirements with the aforementioned guidance set forth by the SEC.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves.  In the three decades that have passed since adoption of the original disclosure requirements, there have been significant changes in the oil and natural gas industry.  The amendments are designed to modernize and update the oil and natural gas disclosure requirements to align them with current practices and changes in technology.  In addition, the amendments concurrently align the SEC’s full cost accounting rules with the revised disclosures.  The revised disclosure requirements must be incorporated in annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  Barnwell’s management is currently evaluating the impact of adopting these provisions on the consolidated financial statements.

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

Oil and Natural Gas Segment

Barnwell is involved in the acquisition, exploration and development of oil and natural gas properties in Canada where we initiate and participate in exploratory and developmental operations for oil and natural gas on property in which we have an interest, and evaluate proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere.

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

Kaupulehu Developments’ interests include the following:

•                Development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club which are under option to a developer.  As of March 31, 2010, the development rights are under option for one remaining payment of $2,656,000 due on December 31, 2010.

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

Business Environment

Our primary operations are concentrated in the state of Hawaii and in Canada.  Accordingly, our business performance is directly affected by macroeconomic conditions in those areas, as well as general economic conditions of the U.S. and world economies.  Current global economic conditions differentiate recent times from years past.  Although signs of economic recovery appear to exist, sluggish demand continues to impact all of the Company’s segments in both Hawaii and Canada.  To combat the tough economic conditions, the Company has implemented cost containment programs including reductions in capital expenditures, management and staff compensation costs, and other general and administrative expenditures.

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on existing oil and natural gas prices.  Historically, oil and natural gas prices have been extremely volatile.  Oil and natural gas prices hit historic high levels in fiscal 2008.  Through the date of this filing, oil and natural gas prices have fallen sharply from their record levels.  Natural gas prices for Barnwell, based on quarterly averages during the three years ended March 31, 2010, have ranged from a low of $2.70 per thousand cubic feet (the average price for the quarter ended September 30, 2009) to a high of $9.70 per thousand cubic feet (the average price for the quarter ended June 30, 2008).  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $35.20 per barrel (the average price for the quarter ended March 31, 2009) to a high of $117.22 per barrel (the average price for the quarter ended June 30, 2008).  Declines in oil and natural gas prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

In response to a poor outlook for natural gas prices and diminished demand for luxury real estate, the Company has significantly reduced oil and natural gas capital expenditures and expects to hold such capital expenditures at reduced levels through fiscal 2010.  Reduced capital expenditures, if significant and/or continued, will likely result in a reduction in future oil and natural gas reserve volumes and production.

Land Investment and Residential Real Estate Segments

The economic recession caused real estate sales prices and activity within the Kaupulehu area to be significantly lower than original expectations.  Although sales of lots in the Kaupulehu Increment I area have occurred in the six months ended March 31, 2010, sales prices of those lots are lower than in the past.  Real estate sales results in the area near Kaupulehu are mixed, with sporadic activity and wide variations in sales prices.  If future real estate activity in the Kaupulehu and surrounding areas is lower than management’s current expectations, our operating results, financial condition, and liquidity and cash flows could be adversely affected.

Kaupulehu 2007’s two luxury homes are complete and available for sale.  In April 2010, Kaupulehu 2007 entered into new listing agreements with a different realty company as to both homes.  The first home, on Lot 35, is listed for sale at a price of $9,395,000.  The home is a fully furnished 5-bedroom, 6.5-bath ranch-style home with a 6th bedroom that can also be used as an office.  The home is 6,337 square feet in size with an open-air breezeway connecting the 3-bedroom main house and a separate 2 or 3-bedroom guest quarters, creating privacy for both living areas.  The second home, on Lot 36, is planned to be sold unfurnished and is listed for sale at a price of $8,995,000.  This home is of similar design to the Lot 35 home and is 6,275 square feet in size.

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

Contract Drilling Segment

Demand for water well drilling and/or pump installation services is volatile and dependent upon land development activities within the state of Hawaii.  The University of Hawaii Economic Research Organization forecast indicates the construction industry will not experience growth until 2012.

Investment in Joint Ventures

According to the State of Hawaii Department of Business, Economic Development and Tourism, Hawaii visitor arrivals, visitor days, and visitor spending in 2010 are anticipated to exceed 2009 levels.  However, these estimates depend greatly on the recovery of both the national and international economies.  The economic recession caused real estate sales prices and activity within the Hualalai Resort area to be significantly lower than original expectations.

Results of Operations

Summary

Net earnings attributable to Barnwell for the three months ended March 31, 2010 totaled $1,490,000, an $18,487,000 increase from a net loss of $16,997,000 for the three months ended March 31, 2009.  This increase was largely attributable to the following items:

•                The prior year period included a non-cash reduction of the carrying value of oil and natural gas properties of $22,088,000 (approximately $15,556,000 net of income taxes);

•                Oil and natural gas segment operating profit (excluding the impact of the reduction in carrying value of oil and natural gas properties discussed above) increased $2,804,000 before taxes, primarily due to higher oil, natural gas and natural gas liquids prices; and

•                A $927,000 increase in land investment segment operating profits before income taxes due to increased receipts of percentage of sales payments resulting from sales of residential lots by the developer of the project.

Net earnings attributable to Barnwell for the six months ended March 31, 2010 totaled $3,442,000, a $20,015,000 increase from a net loss of $16,573,000 for the six months ended March 31, 2009.  This increase was largely attributable to the following items:

•                The prior year period included a non-cash reduction of the carrying value of oil and natural gas properties of $22,088,000 (approximately $15,556,000 net of income taxes);

•                A $3,682,000 increase in land investment segment operating profits before income taxes due to increased receipts of development rights option payments attributable to the timing of receipts, and increased receipts of percentage of sales payments;

•                Oil and natural gas segment operating profit (excluding the impact of the reduction in carrying value of oil and natural gas properties discussed above) increased $3,373,000 before taxes, primarily due to lower depletion expense and higher prices received for oil; and

•                A $1,252,000 current income tax benefit from recent legislation which expands the number of years Barnwell can carry back U.S. federal income tax losses.

In addition, during the quarter ended December 31, 2009, Barnwell was notified that a non-consent 300% penalty well, of which Barnwell is a non-operator, had reached recovery.  Net earnings for the six months ended March 31, 2010 includes $220,000 related to the operations of this well.  The aforementioned increases in net earnings for the six months ended March 31, 2010 were partially offset by a $798,000 non-cash reduction of the carrying value of Barnwell’s investment in residential parcels.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 20% and 17% in the three and six months ended March 31, 2010, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 3% and 6% at March 31, 2010 as compared to December 31, 2009 and September 30, 2009, respectively.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2010 was $1,066,000, a $1,476,000 increase from the $410,000 other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2010 was $2,030,000, a $8,687,000 increase from the $6,657,000 other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  There were no taxes on other comprehensive income due to foreign currency translation adjustments in the three and six months ended March 31, 2010 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three and six months ended March 31, 2010 as compared to the same periods of the prior year.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended
	March 31,		Increase
	2010	2009	$	%
Natural Gas (MCF)*	$ 4.65	$ 4.01	$ 0.64	16%
Oil (Bbls)**	$ 72.97	$ 35.20	$ 37.77	107%
Liquids (Bbls)**	$ 44.04	$ 20.77	$ 23.27	112%

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2010	2009	$	%
Natural Gas (MCF)*	$ 4.24	$ 4.74	$ (0.50)	(11%)
Oil (Bbls)**	$ 70.27	$ 41.41	$ 28.86	70%
Liquids (Bbls)**	$ 40.06	$ 24.54	$ 15.52	63%

	Net Production
	Three months ended
	March 31,		Decrease
	2010	2009	Units	%
Natural Gas (MCF)*	802,000	820,000	(18,000)	(2%)
Oil (Bbls)**	35,000	44,000	(9,000)	(20%)
Liquids (Bbls)**	24,000	26,000	(2,000)	(8%)

	Net Production
	Six months ended
	March 31,		Decrease
	2010	2009	Units	%
Natural Gas (MCF)*	1,616,000	1,679,000	(63,000)	(4%)
Oil (Bbls)**	70,000	87,000	(17,000)	(20%)
Liquids (Bbls)**	52,000	54,000	(2,000)	(4%)

*                 MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $2,010,000 (36%) for the three months ended March 31, 2010, as compared to the same period in the prior year, primarily due to increases in natural gas, oil and natural gas liquids prices, which increased 16%, 107% and 112%, respectively, as compared to the same period in the prior year.

Oil and natural gas revenues increased $1,443,000 (11%) for the six months ended March 31, 2010, as compared to the same period in the prior year, primarily due to increases in oil and natural gas liquids prices, which increased 70% and 63%, respectively, as compared to the same period in the prior year.  The increase was partially offset by decreases in natural gas, oil and natural gas liquids production, of 4%, 20%, and 4%, respectively, and an 11% decrease in natural gas prices, as compared to the same period in the prior year.

Gross natural gas production for the three and six months ended March 31, 2010 decreased 15% and 18%, respectively, as compared to the same periods in the prior year.  These declines were due to natural declines in production, including at the Dunvegan property, and operational issues resulting in the shutting in of wells, some of which were brought back on line during the three months ended March 31, 2010.  The decreases in gross natural gas production was partially offset by lower royalty volumes as the result of lower Alberta crown royalty rates due largely to the impact of the New Royalty Framework (“NRF”) effective January 1, 2009, where royalties are more sensitive to pricing.

Net oil production for the three and six months ended March 31, 2010 decreased 20%, as compared to the same periods in the prior year, due primarily to natural declines in production and higher Alberta crown royalty rates due to higher oil prices and the NRF.  Gross oil production for the three and six months ended March 31, 2010 decreased 13% and 14%, respectively, as compared to the same periods in the prior year.

In March 2010, the Alberta Government announced changes to the NRF effective January 1, 2011 which will reduce the maximum royalty rate of 50% for oil and natural gas production to 40% and 36%, respectively.

Oil and natural gas operating expenses increased $72,000 (3%) for the three months ended March 31, 2010, as compared to the same period in the prior year, due to a 20% increase in the average exchange rate of the Canadian dollar to the U.S. dollar, partially offset by lower workover activity and repairs at all properties and lower production.  Oil and natural gas operating expenses decreased $37,000 (1%) for the six months ended March 31, 2010, as compared to the same period in the prior year, due to lower workover activity and repairs at all properties and lower production, partially offset by a 17% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Sale of development rights and Sale of interest in leasehold land

Revenues related to sales of development rights under option for the six months ended March 31, 2010 and 2009 are summarized as follows:

	Six months ended
	March 31,
	2010	2009
Sale of development rights under option:
Proceeds	$ 2,656,000	$ 886,000
Fees	(159,000)	(53,000)
Revenues - sale of development rights, net	$ 2,497,000	$ 833,000

There were no sales of development rights in the three months ended March 31, 2010 and 2009.

The increase in proceeds from the sale of development rights during the six months ended March 31, 2010 as compared to the same period in the prior year is due to the timing of receipt of proceeds of scheduled development rights options.  The entire $2,656,000 development rights option due in December 2009 was received during the six months ended March 31, 2010, whereas only $886,000 was received in the same period of the prior year as $1,770,000 of the $2,656,000 development rights option due in December 2008 was received ahead of schedule in May 2008.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  As of March 31, 2010, the development rights are under option for one remaining payment of $2,656,000 due December 31, 2010.  If this last option payment is not made, the remaining development rights option will expire.  There is no assurance that the remaining option will be exercised.

The following table summarizes the percentage of sales payment revenues received from WB KD Acquisition, LLC (“WB”), an unaffiliated entity, for the three and six months ended March 31, 2010 and 2009:

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Sale of interest in leasehold land:
Revenues from percentage of sales payments	$1,200,000	$ 214,000	$2,360,000	$ 214,000
Fees	(72,000)	(13,000)	(141,000)	(13,000)

Revenues - sale of interest in leasehold land, net	$1,128,000	$ 201,000	$2,219,000	$ 201,000

WB sold three and six ocean front single-family lots in Increment I during the three and six months ended March 31, 2010, respectively, and paid Kaupulehu Developments percentage of sales payments totaling $1,200,000 and $2,360,000, respectively.  WB sold one single-family lot in the three and six months ended March 31, 2009 and paid Kaupulehu Developments a percentage of sales payment of $214,000.  As of March 31, 2010, of the 80 single-family lots planned for Increment I, 23 lots have been sold, 16 of which are ocean front lots and 7 of which are ocean view lots.

From April 1, 2010 through the date of this filing, Kaupulehu Developments received percentage of sales payments totaling $1,200,000 from the sales of three ocean front lots in Increment I by WB.  Financial results from the receipt of these payments will be reflected in Barnwell’s Form 10-Q for the quarter ended June 30, 2010.  There is no assurance with regards to the amounts of future payments to be received.

Contract drilling

Contract drilling revenues and costs decreased $94,000 (9%) and $224,000 (23%), respectively, for the three months ended March 31, 2010, as compared to the same period in the prior year.  The contract drilling segment generated a $130,000 operating profit before general and administrative expenses in the three months ended March 31, 2010, an increase of $119,000 as compared to the $11,000 operating profit generated during the same period of the prior year, primarily due to higher margins on projects worked on during the current quarter.

Contract drilling revenues and costs increased $1,060,000 (48%) and $267,000 (13%), respectively, for the six months ended March 31, 2010, as compared to the same period in the prior year.  The contract drilling segment generated a $671,000 operating profit before general and administrative expenses in the six months ended March 31, 2010, an increase of $770,000 as compared to the $99,000 operating loss generated during the same period of the prior year, primarily due to increased well drilling activity as a result of work on larger projects and projects with higher margins in the current year.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.  Management estimates that customer demand will decline for the remainder of fiscal 2010.

Gas processing and other

Gas processing and other income decreased $254,000 (77%) and $353,000 (61%) for the three and six months ended March 31, 2010, respectively, as compared to the same periods in the prior year as the prior year periods included a $146,000 refund of unused gas contract management funds from a natural gas marketer.  There was no such refund in the current year periods.  The decrease was also attributable to $61,000 and $104,000 decreases in gas processing revenues for the three and six months ended March 31, 2010, respectively, due to less volumes being processed as a result of low natural gas prices, the NRF, and natural declines in production.

General and administrative expenses

General and administrative expenses were relatively unchanged (decreased $20,000 or 1%) for the three months ended March 31, 2010, as compared to the same period in the prior year.  General and administrative expenses increased $423,000 (11%) for the six months ended March 31, 2010, as compared to the same period in the prior year.  The increase was primarily attributable to i) a $638,000 increase in stock appreciation rights expense due to fluctuations in Barnwell’s stock price as well as the granting of new awards and incremental vesting of outstanding awards, ii) a $348,000 increase in expenses incurred by the residential real estate segment and joint venture investments due to ongoing holding and maintenance costs, and iii) a $408,000 decrease in administrative expense reimbursements from oil and natural gas joint venture partners.  The increase was partially offset by i) a $496,000 decrease in current compensation costs, ii) a $243,000 decrease in professional services due to cost reduction efforts, and iii) a $72,000 decrease due to a realized foreign currency transaction gain as a result of a debt repayment.  Foreign currency transaction gains and losses were not material during the three and six months ended March 31, 2009.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization decreased $867,000 (27%) for the three months ended March 31, 2010, as compared to the same period in the prior year, due primarily to a 37% decrease in the depletion rate due to the reduction of the carrying value of oil and natural gas properties during fiscal 2009, partially offset by a 20% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Depreciation, depletion, and amortization decreased $1,894,000 (29%) for the six months ended March 31, 2010, as compared to the same period in the prior year, due primarily to a 37% decrease in the depletion rate due to the reduction of the carrying value of oil and natural gas properties during fiscal 2009, partially offset by a 17% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Reduction of carrying value of assets

As a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels was necessary in the first quarter ended December 31, 2009.  Accordingly, Barnwell recorded a reduction of the carrying value of its investment in residential parcels of $798,000 during the six months ended March 31, 2010.  No reduction of Barnwell’s investment in residential parcels was necessary during the three months ended March 31, 2010 or during the three and six months ended March 31, 2009.

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  At March 31, 2009, net capitalized costs exceeded the ceiling limitation.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $22,088,000 during the three and six months ended March 31, 2009.  The reduction was due to a significant decline in the price of natural gas at March 31, 2009 as compared to December 31, 2008, partially offset by an increase in the price for oil and to a lesser extent the price for natural gas liquids for the same period.  At March 31, 2009, the ceiling value of Barnwell’s reserves was calculated based upon market prices, adjusted for market differentials, of $2.94 for natural gas, $46.36 for oil and $34.45 for natural gas liquids.  Under the full cost method of accounting, prices as of the end of the quarter are used to determine the maximum carrying value of oil and natural gas properties.  The full cost method assumes constant prices over the productive life of the underlying oil and natural gas reserves, and its results do not necessarily reflect the true fair value of the underlying reserves as commodity prices are volatile and subject to changes in economic conditions and market forces over time.  Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.  No reduction of the carrying value of Barnwell’s oil and natural gas properties was necessary during the three and six months ended March 31, 2010.

Bad debt expense

Bad debt expense of $594,000 for the three and six months ended March 31, 2009 primarily reflects a provision for doubtful accounts due to uncertainty regarding the collectability of a receivable from a customer experiencing difficulties as a result of the current financial and economic crisis.  There was no bad debt expense during the three and six months ended March 31, 2010.

Interest expense

Interest expense increased $159,000 (128%) and $226,000 (64%) for the three and six months ended March 31, 2010, respectively, as compared to the same periods in the prior year, primarily due to the fact that no interest was capitalized during the current year periods as development of the residential homes was completed in fiscal 2009.  Also contributing to the increases in interest expense were higher average loan balances.  Partially offsetting the increases were decreases due to lower average interest rates.

Interest costs for the three and six months ended March 31, 2010 and 2009 are summarized as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009

Interest costs incurred	$ 283,000	$ 231,000	$ 580,000	$ 577,000
Less interest costs capitalized	—	107,000	—	223,000

Interest expense	$ 283,000	$ 124,000	$ 580,000	$ 354,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2010, after adjusting earnings before income taxes to remove the portion attributable to non-controlling interests, was approximately 10% and 25%, respectively, as compared to 30% for the three and six months ended March 31, 2009.

The consolidated income tax rate for the three months ended March 31, 2010 of 10% reflects the impact of adjustments to the estimated annual income tax provision for revised projections of annual operating results for fiscal 2010 as compared to the annual projections utilized in the three months ended December 31, 2009.  The adjustments primarily relate to changes in estimated realizable consolidated U.S. income tax benefits resulting from foreign taxes paid by our U.S. subsidiary operating in Canada.

Included in the income tax provision for the six months ended March 31, 2010 is a $1,252,000 benefit from a change in tax law enacted in November 2009 which expands the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the same period of the prior year.  Partially offsetting this benefit in the six months ended March 31, 2010 was an increase in deferred income tax expense due to valuation allowances on U.S. deferred tax assets generated during the period.  There was less deferred income tax expense for valuation allowances on U.S. deferred tax assets in the same period of the prior year.

There were no significant changes in unrecognized tax benefits in the three and six months ended March 31, 2010.  Unrecognized tax benefits consist primarily of Canadian federal and provincial audit issues that involve the timing of oil and natural gas capital expenditure deductions and transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of unrecognized tax benefits and any offsetting foreign tax credit benefits may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of March 31, 2010.

Net earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests increased $184,000 (3680%) for the three months ended March 31, 2010, as compared to the same period in the prior year, due primarily to impacts to non-controlling interests of higher revenues reported by the land investment segment in the current quarter as compared to the same period in the prior year.

Net earnings attributable to non-controlling interests increased $519,000 (358%) for the six months ended March 31, 2010, as compared to the same period in the prior year, due primarily to impacts to non-controlling interests of higher revenues reported by the land investment segment, partially offset by a reduction of the carrying value of Barnwell’s investment in residential parcels, in the current year as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At March 31, 2010, Barnwell had $12,651,000 in cash and cash equivalents, $6,256,000 in working capital, and approximately $6,692,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $5,242,000 for the six months ended March 31, 2010, as compared to $4,327,000 of cash flows used in operations for the same period in the prior year.  The $9,569,000 increase in cash flows was primarily due to a decrease in residential real estate home development costs in the current year and changes in working capital.

Net cash provided by investing activities totaled $3,262,000 during the six months ended March 31, 2010, as compared to $4,976,000 of cash flows used in investing activities during the same period of the prior year.  The $8,238,000 increase in cash inflows was primarily attributable to a $3,706,000 increase in proceeds from land investment segment sales and a $3,969,000 reduction in capital expenditures during the six months ended March 31, 2010, as compared to the same period of the prior year.

Cash flows used in financing activities totaled $2,731,000 for the six months ended March 31, 2010, as compared to $3,519,000 of cash flows provided by financing activities during the same period of the prior year.  The $6,250,000 decrease in cash inflows was primarily due to $2,000,000 in debt repayments during the six months ended March 31, 2010 as compared to net long-term debt borrowings of $3,842,000 in the same period of the prior year.

Credit Arrangements

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2010 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$19,692,000 at the March 31, 2010 exchange rate of 0.9846.  At March 31, 2010, borrowings under this facility were US$13,000,000 and Barnwell had approximately US$6,692,000 of unused credit available.  The interest rate on the facility at March 31, 2010 was 3.73%.  The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 3.25%, at U.S. prime plus 2.25%, or in Canadian dollars at Canadian prime plus 2.25%.  A standby fee of 0.8125% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $50,000 Canadian dollars to renew the facility.

At March 31, 2010, Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, had a credit facility with a Hawaii financial institution providing a $16,000,000 revolving line of credit with which Kaupulehu 2007 financed the acquisition of four parcels and a portion of the costs of home construction.  Kaupulehu 2007’s outstanding loan balance under its revolving credit facility was $16,000,000 as of March 31, 2010.

On April 8, 2010, Kaupulehu 2007 made a principal payment of $2,000,000 and entered into a modified agreement with its Hawaii financial institution which extended the facility termination date from December 2010 to February 1, 2012 and reduced the facility amount to $14,000,000.  The modified agreement requires Kaupulehu 2007 to make scheduled quarterly principal payments of $500,000 per quarter due on March 31, June 30, September 30 and December 31 of each year beginning on June 30, 2010.  If Kaupulehu 2007 sells one of its homes, the quarterly payments will be reduced to $250,000 per quarter.  The outstanding principal balance bears interest at a rate equal to the higher of the financial institution’s floating base rate or 4.5%.  Any unpaid principal balance and accrued interest will be due and payable on February 1, 2012.  Additionally, Kaupulehu 2007 paid a fee of $55,000 in April 2010 to modify the terms of the facility.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes.

The modified agreement also specifies that Kaupulehu 2007 must maintain an interest reserve account for the payment of interest, the initial amount to be $473,000 to cover estimated interest payments through December 2010.  On January 1, 2011, Kaupulehu 2007 must replenish the interest reserve account to cover estimated interest payments through the credit termination date, based on the then-outstanding principal balance of the credit facility and the prevailing interest rate.

Under the modified agreement, the principal balance of the credit facility may not exceed the sum of 75% of the as-is value of the lots and 80% of the as-is value of the homes through December 30, 2010, after which the principal balance of the credit facility may not exceed the sum of

60% of the as-is value of the lots and 70% of the as-is value of the homes.  If borrowings under the facility exceed the loan to value ratio, Kaupulehu 2007 will be required to make debt repayments in the amount of the excess.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to the greater of (1) 100% of the net sales proceeds of the home and lot or (2) $1,500,000 for each of the two lots and $7,000,000 for each of the two homes.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $2,370,000 and $3,540,000 for the three and six months ended March 31, 2010, respectively, as compared to $951,000 and $4,925,000 during the three and six months ended March 31, 2009, respectively.  Management expects that oil and natural gas capital expenditures in fiscal 2010 will range from $5,000,000 to $8,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended March 31, 2010, Barnwell participated in the drilling of 14 gross (1.2 net) wells in Canada, of which all appear to be successful.  During the six months ended March 31, 2010, Barnwell participated in the drilling of 19 gross (1.6 net) wells, of which all appear to be successful.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Other Considerations

We believe our capital resources (current cash balances, future operating cash flows, land investment segment proceeds, residential home and lot sales, and available credit) will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest, and settle incentive compensation liabilities in cash, if necessary.  If oil and natural gas prices and production, land investment segment proceeds, and residential real estate home and lot sales are less than current expectations, we will be faced with reduced operating cash flows which in turn could have a material adverse effect on our operations, liquidity, cash flows, and financial condition.  In addition, we cannot predict whether Barnwell’s Canadian revolving credit facility will be reduced below the current level of borrowings under the facility upon the April 2011 review or whether our real estate credit facility will be reduced below borrowed amounts in the event of declines in the appraised values of the underlying security, which would require us to repay a portion of our loan borrowings earlier than anticipated.

In response to a poor outlook for natural gas prices and diminished demand for luxury real estate, the Company significantly reduced oil and natural gas capital expenditures and expects to hold such capital expenditures at reduced levels through fiscal 2010.  The Company is currently unable to estimate when it will increase its oil and natural gas exploration and development activity as such a determination will depend upon future oil and natural gas prices and demand for luxury real estate, and a strengthening of general economic conditions.  Reduced oil and natural gas capital expenditures, if significant and/or continued, will likely result in a reduction in future oil and natural gas reserve volumes and production.

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

As of March 31, 2010, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2010 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: May 14, 2010	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description	Page

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	41

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	42

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	43