Form 10-Q
period 2010-06-30
BARNWELL INDUSTRIES INC
filed 2010-08-11
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                 ☐ Yes     ☒ No

As of August 10, 2010 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,323,000	$6,879,000
Restricted cash	371,000	-
Accounts receivable, net of allowance for doubtful accounts of:
$75,000 at June 30, 2010; $47,000 at September 30, 2009	3,946,000	3,978,000
Current taxes receivable	1,822,000	653,000
Prepaid expenses	882,000	1,403,000
Deferred income taxes	170,000	272,000
Real estate held for sale	13,629,000	13,585,000
Other current assets	742,000	591,000

TOTAL CURRENT ASSETS	32,885,000	27,361,000

INVESTMENT IN RESIDENTIAL PARCELS	3,800,000	4,598,000

INVESTMENT IN JOINT VENTURES	1,875,000	1,920,000

INVESTMENT IN LAND INTERESTS	538,000	538,000

PROPERTY AND EQUIPMENT	218,132,000	212,215,000
ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION	(168,925,000)	(160,528,000)
PROPERTY AND EQUIPMENT, NET	49,207,000	51,687,000

TOTAL ASSETS	$88,305,000	$86,104,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,962,000	$3,277,000
Accrued capital expenditures	1,166,000	588,000
Accrued incentive plan costs	1,013,000	1,427,000
Other accrued compensation costs	577,000	546,000
Payable to joint interest owners	924,000	1,001,000
Income taxes payable	1,337,000	619,000
Current portion of long-term debt	13,500,000	14,335,000
Other current liabilities	3,466,000	2,212,000

TOTAL CURRENT LIABILITIES	23,945,000	24,005,000

LONG-TERM DEBT	13,000,000	16,665,000

LIABILITY FOR RETIREMENT BENEFITS	4,990,000	4,848,000

ASSET RETIREMENT OBLIGATION	4,785,000	4,508,000

DEFERRED INCOME TAXES	3,641,000	2,858,000

TOTAL LIABILITIES	50,361,000	52,884,000

EQUITY:
BARNWELL INDUSTRIES, INC. STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares:
8,445,060 issued at June 30, 2010; 8,403,060 issued at September 30, 2009	4,223,000	4,202,000
Additional paid-in capital	1,289,000	1,227,000
Retained earnings	34,256,000	30,500,000
Accumulated other comprehensive loss, net	(827,000)	(1,349,000)
Treasury stock, at cost:
167,900 shares at June 30, 2010; 162,900 shares at September 30, 2009	(2,286,000)	(2,262,000)

TOTAL BARNWELL INDUSTRIES, INC. STOCKHOLDERS’ EQUITY	36,655,000	32,318,000
Non-controlling interests	1,289,000	902,000

TOTAL EQUITY	37,944,000	33,220,000

TOTAL LIABILITIES AND EQUITY	$88,305,000	$86,104,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Oil and natural gas	$5,947,000	$5,927,000	$20,650,000	$19,187,000
Contract drilling	1,599,000	1,420,000	4,882,000	3,643,000
Sale of interest in leasehold land, net	1,128,000	-	3,347,000	201,000
Sale of development rights, net	-	-	2,497,000	833,000
Gas processing and other	105,000	121,000	328,000	697,000

	8,779,000	7,468,000	31,704,000	24,561,000
Costs and expenses:
Oil and natural gas operating	2,659,000	2,140,000	7,518,000	7,036,000
Contract drilling operating	1,819,000	1,070,000	4,203,000	3,187,000
General and administrative	1,591,000	2,086,000	6,001,000	6,073,000
Depreciation, depletion, and amortization	2,163,000	2,636,000	6,817,000	9,184,000
Reduction of carrying value of assets	-	4,260,000	798,000	26,348,000
Bad debt (recovery) expense	-	(129,000)	-	465,000
Interest expense, net	326,000	247,000	906,000	601,000

	8,558,000	12,310,000	26,243,000	52,894,000

Earnings (loss) before income taxes	221,000	(4,842,000)	5,461,000	(28,333,000)

Income tax (benefit) provision	(282,000)	(1,567,000)	852,000	(8,630,000)

NET EARNINGS (LOSS)	503,000	(3,275,000)	4,609,000	(19,703,000)

Less: Net earnings (loss) attributable to non-controlling interests	189,000	(40,000)	853,000	105,000

NET EARNINGS (LOSS) ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC.	$314,000	$(3,235,000)	$3,756,000	$(19,808,000)

BASIC NET EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC. STOCKHOLDERS	$0.04	$(0.39)	$0.45	$(2.40)

DILUTED NET EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC. STOCKHOLDERS	$0.04	$(0.39)	$0.45	$(2.40)

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,277,160	8,240,160	8,272,732	8,240,539
DILUTED	8,277,160	8,240,160	8,272,732	8,240,539

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$4,609,000	$(19,703,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	6,817,000	9,184,000
Reduction of carrying value of assets	798,000	26,348,000
Deferred income tax expense (benefit)	867,000	(8,362,000)
Retirement benefits expense	599,000	378,000
Accretion of asset retirement obligation	236,000	202,000
Bad debt expense	-	465,000
Asset retirement obligation payments	(56,000)	(128,000)
Share-based compensation benefit	(89,000)	(370,000)
Retirement plan contributions	(256,000)	(4,000)
Sale of interest in leasehold land, net	(3,347,000)	(201,000)
Sale of development rights, net	(2,497,000)	(833,000)
Additions to real estate held for sale	(44,000)	(4,338,000)
Decrease from changes in current assets and liabilities	(738,000)	(7,074,000)

Net cash provided by (used in) operating activities	6,899,000	(4,436,000)

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	2,497,000	833,000
Proceeds from sale of interest in leasehold land, net of fees paid	3,347,000	201,000
Proceeds from sale of oil and natural gas properties	733,000	-
Proceeds from gas over bitumen royalty adjustments	97,000	162,000
Return of capital distribution from joint venture	45,000	-
Refund of deposits on residential parcels	-	200,000
Investment in joint ventures	-	(164,000)
Capital expenditures - oil and natural gas	(2,900,000)	(7,494,000)
Capital expenditures - all other	(1,038,000)	(19,000)

Net cash provided by (used in) investing activities	2,781,000	(6,281,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	-	6,093,000
Repayments of long-term debt	(4,500,000)	(603,000)
Contributions from non-controlling interests	781,000	31,000
Proceeds from exercise of stock options	59,000	-
Purchases of common stock for treasury	-	(97,000)
Payment of loan commitment fees	(104,000)	(60,000)
Distributions to non-controlling interests	(1,247,000)	(181,000)

Net cash (used in) provided by financing activities	(5,011,000)	5,183,000

Effect of exchange rate changes on cash and cash equivalents	(225,000)	(639,000)

Net increase (decrease) in cash and cash equivalents	4,444,000	(6,173,000)
Cash and cash equivalents at beginning of period	6,879,000	13,618,000

Cash and cash equivalents at end of period	$11,323,000	$7,445,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE LOSS

Three months ended June 30, 2010 and 2009

(Unaudited)

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Loss	Earnings	Loss	Stock	Interests	Equity

Balance at March 31, 2009	8,240,160	$4,202,000	$1,227,000		$38,289,000	$(3,467,000)	$(2,262,000)	$1,046,000	$39,035,000

Contributions from non-controlling interests								16,000	16,000

Comprehensive loss:
Net loss				$(3,275,000)	(3,235,000)			(40,000)	(3,275,000)
Other comprehensive income:
Foreign currency translation adjustments, net of $154,000 of taxes				2,850,000		2,850,000			2,850,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $12,000 of taxes				23,000		23,000			23,000
Total comprehensive loss				(402,000)
Comprehensive loss attributable to non-controlling interests				40,000
Comprehensive loss attributable to Barnwell Industries, Inc.				$(362,000)

At June 30, 2009	8,240,160	$4,202,000	$1,227,000		$35,054,000	$(594,000)	$(2,262,000)	$1,022,000	$38,649,000

Balance at March 31, 2010	8,277,160	$4,223,000	$1,289,000		$33,942,000	$815,000	$(2,286,000)	$776,000	$38,759,000

Contributions from non-controlling interests								653,000	653,000

Distributions to non-controlling interests								(329,000)	(329,000)

Comprehensive loss:
Net earnings				$503,000	314,000			189,000	503,000
Other comprehensive loss – foreign currency translation adjustments, net of $0 tax benefit				(1,709,000)		(1,709,000)			(1,709,000)
Other comprehensive income – retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				67,000		67,000			67,000
Total comprehensive loss				(1,139,000)
Comprehensive income attributable to non-controlling interests				(189,000)
Comprehensive loss attributable to Barnwell Industries, Inc.				$(1,328,000)

At June 30, 2010	8,277,160	$4,223,000	$1,289,000		$34,256,000	$(827,000)	$(2,286,000)	$1,289,000	$37,944,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

Nine months ended June 30, 2010 and 2009

(Unaudited)

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Loss	Stock	Interests	Equity

Balance at September 30, 2008	8,252,860	$4,202,000	$1,222,000		$54,862,000	$3,143,000	$(2,165,000)	$1,067,000	$62,331,000

Share-based compensation costs			5,000						5,000

Purchases of 12,700 common shares for treasury	(12,700)						(97,000)		(97,000)

Contributions from non-controlling interests								31,000	31,000

Distributions to non-controlling interests								(181,000)	(181,000)

Comprehensive loss:
Net loss				$(19,703,000)	(19,808,000)			105,000	(19,703,000)
Other comprehensive loss – foreign currency translation adjustments, net of $2,924,000 tax benefit				(3,807,000)		(3,807,000)			(3,807,000)
Other comprehensive income – retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of $36,000 of taxes				70,000		70,000			70,000
Total comprehensive loss				(23,440,000)
Comprehensive income attributable to non-controlling interests				(105,000)
Comprehensive loss attributable to Barnwell Industries, Inc.				$(23,545,000)

At June 30, 2009	8,240,160	$4,202,000	$1,227,000		$35,054,000	$(594,000)	$(2,262,000)	$1,022,000	$38,649,000

Balance at September 30, 2009	8,240,160	$4,202,000	$1,227,000		$30,500,000	$(1,349,000)	$(2,262,000)	$902,000	$33,220,000

Exercise of stock options - 42,000 shares, net of 5,000 shares tendered and placed in treasury	37,000	21,000	62,000				(24,000)		59,000

Contributions from non-controlling interests								781,000	781,000

Distributions to non-controlling interests								(1,247,000)	(1,247,000)

Comprehensive income:
Net earnings				$4,609,000	3,756,000			853,000	4,609,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				321,000		321,000			321,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				201,000		201,000			201,000
Total comprehensive income				5,131,000
Comprehensive income attributable to non-controlling interests				(853,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$4,278,000

At June 30, 2010	8,277,160	$4,223,000	$1,289,000		$34,256,000	$(827,000)	$(2,286,000)	$1,289,000	$37,944,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2010, results of operations for the three and nine months ended June 30, 2010 and 2009, and cash flows for the nine months ended June 30, 2010 and 2009, have been made.  The results of operations for the period ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Three months ended June 30, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$314,000	8,277,160	$0.04

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$314,000	8,277,160	$0.04

	Nine months ended June 30, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$3,756,000	8,272,732	$0.45

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$3,756,000	8,272,732	$0.45

	Three months ended June 30, 2009
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(3,235,000)	8,240,160	$(0.39)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(3,235,000)	8,240,160	$(0.39)

	Nine months ended June 30, 2009
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(19,808,000)	8,240,539	$(2.40)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(19,808,000)	8,240,539	$(2.40)

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potential dilutive shares are excluded from the computation of earnings (loss) per share if their effect is antidilutive.  Options to purchase 871,000 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2010 and options to purchase 718,000 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2009 as their inclusion would have been antidilutive.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation (benefit) expense and related income tax effects for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Share-based compensation (benefit) expense	$(306,000)	$46,000	$(89,000)	$(370,000)

Income tax effect - (benefit) provision	$-	$(16,000)	$-	$127,000

Share-based compensation (benefit) expense recognized in earnings (loss) for the three and nine months ended June 30, 2010 and 2009 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  There was no impact on income taxes for the three and nine months ended June 30, 2010 due to a full valuation allowance on the related deferred tax asset.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three and nine months ended June 30, 2010 is presented below:

Three months ended June 30, 2010
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at April 1, 2010	60,000	$8.62
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at June 30, 2010	60,000	$8.62	4.4	$-

Exercisable at June 30, 2010	60,000	$8.62	4.4	$-

	Nine months ended June 30, 2010
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2009	222,000	$7.83
Granted	-
Exercised	(42,000)	$1.98
Expired	(120,000)	$9.48
Forfeited	-
Outstanding at June 30, 2010	60,000	$8.62	4.4	$-

Exercisable at June 30, 2010	60,000	$8.62	4.4	$-

Total share-based compensation expense for equity-classified awards vested in the three and nine months ended June 30, 2010 was nil, as compared to nil and $5,000 during the three and nine months ended June 30, 2009, respectively.

The total intrinsic value of equity options exercised during the nine months ended June 30, 2010 was $115,000.  No equity options were exercised during the three months ended June 30, 2010 or during the three and nine months ended June 30, 2009.

Liability-classified Awards

As of June 30, 2010, there was $377,000 of total unrecognized compensation cost related to nonvested liability-classified share options.  That cost is expected to be recognized over 3.1 years.  In

December 2009, Barnwell granted stock options under the 2008 Equity Incentive Plan to acquire 337,500 shares of Barnwell’s common stock under a non-qualified plan at a purchase price of $4.32 per share (market price on date of grant).  These options vest annually over four years commencing one year from the date of grant and expire in December 2019.  These options have stock appreciation rights that permit the holders to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three and nine months ended June 30, 2010 and 2009:

	Three and nine months ended June 30,
	2010	2009

Expected volatility range	47.4% to 69.3%	45.8% to 57.1%
Weighted-average volatility	51.8%	49.5%
Expected dividends	0.0%	0.4% to 0.7%
Expected term (in years)	0.2 to 9.5	5.4 to 8.9
Risk-free interest rate	0.2% to 3.0%	2.9% to 3.4%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three and nine months ended June 30, 2010 is presented below:

Three months ended June 30, 2010
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at April 1, 2010	811,000	$8.23
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at June 30, 2010	811,000	$8.23	7.8	$-

Exercisable at June 30, 2010	326,000	$10.39	6.2	$-

	Nine months ended June 30, 2010
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2009	496,000	$10.89
Granted	337,500	$4.32
Exercised	-
Expired	-
Forfeited	(22,500)	$8.25
Outstanding at June 30, 2010	811,000	$8.23	7.8	$-

Exercisable at June 30, 2010	326,000	$10.39	6.2	$-

Total share-based compensation benefit for liability-classified awards for the three and nine months ended June 30, 2010 was $306,000 and $89,000, respectively, as compared to a $46,000 expense and a $375,000 benefit during the three and nine months ended June 30, 2009, respectively.  Included in share-based compensation for liability-classified awards for the three and nine months ended June 30, 2010 were $72,000 and $170,000, respectively, of compensation expense related to shares that vested during each respective period and $378,000 and $259,000, respectively, of compensation benefits due to remeasurement at June 30, 2010 of the fair value of previously vested shares.  Included in share-based compensation for liability-classified awards for the three and nine months ended June 30, 2009 were $35,000 and $135,000, respectively, of compensation expense related to shares that vested during each respective period and an $11,000 expense and a $510,000 benefit, respectively, due to remeasurement at June 30, 2009 of the fair value of previously vested shares.

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

Kaupulehu 2007 develops luxury residences for sale and invests in residential lots in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  At June 30, 2010, Kaupulehu 2007 owns two completed luxury residences classified as “Real Estate Held for Sale” and two parcels held for investment classified as “Investment in Residential Parcels.”

Kaupulehu 2007 capitalizes interest costs during development and construction and includes these costs in cost of sales when homes are sold.  As construction of the homes was completed during fiscal 2009, no interest was capitalized during the three and nine months ended June 30, 2010.  Interest costs capitalized for the three and nine months ended June 30, 2009 totaled $30,000 and $253,000, respectively.

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

As a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels was necessary in the quarter ended December 31, 2009.  Accordingly, Barnwell recorded a $798,000 reduction of the carrying value of its investment in residential parcels during the nine months ended June 30, 2010.  No reduction was necessary during the three months ended June 30, 2010 or during the three and nine months ended June 30, 2009.

5.                                    INVESTMENT IN JOINT VENTURES

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell and 20%-owned by Nearco, owns 1.5% passive minority interests in Hualalai Investors JV, LLC and Hualalai Investors II, LLC, owners of Hualalai Resort, and a 1.5% passive minority interest in Kona Village Investors, LLC, owner of Kona Village Resort.  Kaupulehu Investors, LLC, accounts for its 1.5% passive investments under the cost method.  These investments are classified as “Investment in Joint Ventures” at June 30, 2010 and September 30, 2009.

Kaupulehu Investors, LLC received a $45,000 cash distribution in March 2010 from Kona Village Investors, LLC, representing a return of capital.

6.                                    INVESTMENT IN LAND INTERESTS

The land interests held by Barnwell at June 30, 2010 include:

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

There is no assurance with regards to the amounts of future payments to be received, nor is there any assurance that WB and/or WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.  Furthermore, there is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained nor is there any assurance that the necessary development terms and agreements will be successfully negotiated for Lot 4C and the Mauka Lands.  Barnwell’s cost of land interests at June 30, 2010 and September 30, 2009 is classified as “Investment in Land Interests” and consists of the following amounts:

Leasehold land zoned conservation – Lot 4C	$50,000
Lot acquisition rights – Mauka Lands	488,000
Total investment in land interests	$538,000

7.                                    RESTRICTED CASH AND LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of June 30, 2010 and September 30, 2009 is as follows:

	June 30,	September 30,
	2010	2009

Canadian revolving credit facility	$13,000,000	$15,000,000
Real estate credit facility	13,500,000	16,000,000

	26,500,000	31,000,000
Less: current portion	(13,500,000)	(14,335,000)

Total long-term debt	$13,000,000	$16,665,000

Canadian revolving credit facility

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2010 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$18,858,000 at the June 30, 2010 exchange rate.  Borrowings under this facility were US$13,000,000 at June 30, 2010 and are included in long-term debt.  At June 30, 2010, Barnwell had unused credit available under this facility of approximately US$5,858,000.  The interest rate on this facility at June 30, 2010 was 3.60%.

The facility is available in U.S. dollars at the London Interbank Offer Rate plus 3.25%, at U.S. prime plus 2.25%, or in Canadian dollars at Canadian prime plus 2.25%.  A standby fee of 0.8125% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $49,000 to renew the facility.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2011.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2011, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2011.  As no debt repayments will be required on or before June 30, 2011, the entire outstanding loan balance at June 30, 2010 is classified as long-term debt.

Real estate credit facility

On April 8, 2010, Kaupulehu 2007 modified its $16,000,000 revolving line of credit agreement with its Hawaii financial institution.  Under the loan modification, the facility termination date was extended from December 2010 to February 1, 2012 and Kaupulehu 2007 made a $2,000,000 principal payment.  The modified agreement changes the facility to non-revolving and also requires Kaupulehu 2007 to make scheduled quarterly principal payments of $500,000 per quarter due on March 31, June 30, September 30 and December 31 of each year.  The first $500,000 payment was made on June 30, 2010, reducing the facility amount to $13,500,000 at June 30, 2010.  If Kaupulehu 2007 sells one of its homes, the quarterly payments will be reduced to $250,000 per quarter.  The outstanding principal balance bears interest at a rate equal to the higher of the financial institution’s floating base rate or 4.5%.  The interest rate on this facility at June 30, 2010 was 4.5%.  Any unpaid principal balance and accrued interest will be due and payable on February 1, 2012.  Additionally, Kaupulehu 2007 paid a $55,000 fee in April 2010 to modify the terms of the facility.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes.

The modified agreement specifies that Kaupulehu 2007 maintain an interest reserve account which serves as collateral for the facility.  The reserve account is classified as restricted cash and interest is deducted from this reserve on a monthly basis.  On April 8, 2010, Kaupulehu 2007 funded the interest reserve account with $473,000 to cover estimated interest payments through December 2010.  On January 1, 2011, Kaupulehu 2007 must replenish the interest reserve account to cover estimated interest payments through the credit termination date, based on the then-outstanding principal balance of the credit facility and the prevailing interest rate.

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

As both houses are currently available for sale, the entire $13,500,000 outstanding at June 30, 2010 under the real estate credit facility has been classified as a current liability.

Interest costs for the three and nine months ended June 30, 2010 and 2009 are summarized as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest costs incurred	$326,000	$277,000	$906,000	$854,000
Less interest costs capitalized	-	30,000	-	253,000

Interest expense	$326,000	$247,000	$906,000	$601,000

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Oil and natural gas	$5,947,000	$5,927,000	$20,650,000	$19,187,000
Land investment	1,128,000	-	5,844,000	1,034,000
Contract drilling	1,599,000	1,420,000	4,882,000	3,643,000
Other	100,000	116,000	313,000	624,000
Total before interest income	8,774,000	7,463,000	31,689,000	24,488,000
Interest income	5,000	5,000	15,000	73,000
Total revenues	$8,779,000	$7,468,000	$31,704,000	$24,561,000

Depreciation, depletion, and amortization:
Oil and natural gas	$2,030,000	$2,496,000	$6,404,000	$8,763,000
Contract drilling	115,000	102,000	343,000	307,000
Other	18,000	38,000	70,000	114,000
Total depreciation, depletion, and amortization	$2,163,000	$2,636,000	$6,817,000	$9,184,000

Reduction of carrying value of assets:
Oil and natural gas	$-	$4,260,000	$-	$26,348,000
Residential real estate	-	-	798,000	-
Total reduction of carrying value of assets	$-	$4,260,000	$798,000	$26,348,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$1,258,000	$(2,969,000)	$6,728,000	$(22,960,000)
Land investment	1,128,000	-	5,844,000	1,034,000
Contract drilling	(335,000)	248,000	336,000	149,000
Residential real estate	-	-	(798,000)	-
Other	82,000	78,000	243,000	510,000
Total operating profit (loss)	2,133,000	(2,643,000)	12,353,000	(21,267,000)

General and administrative expenses	(1,591,000)	(2,086,000)	(6,001,000)	(6,073,000)
Bad debt recovery (expense)	-	129,000	-	(465,000)
Interest expense	(326,000)	(247,000)	(906,000)	(601,000)
Interest income	5,000	5,000	15,000	73,000
Earnings (loss) before income taxes	$221,000	$(4,842,000)	$5,461,000	$(28,333,000)

9.                                    INCOME TAXES

The components of the income tax (benefit) provision for the three and nine months ended June 30, 2010 and 2009 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Current	$(627,000)	$11,000	$(15,000)	$(268,000)
Deferred	345,000	(1,578,000)	867,000	(8,362,000)

	$(282,000)	$(1,567,000)	$852,000	$(8,630,000)

During the three months ended June 30, 2010, the Company recognized a $213,000 income tax benefit related to a change in the estimated benefit from a net operating loss carryback.  The remainder of the tax benefit for the three months ended June 30, 2010 is due primarily to changes to the estimated effective tax rate for the year.  The estimated effective tax rate is dependent upon estimates of year-end operating results and related deferred tax assets and liabilities.  Changes in facts and circumstances and differences between anticipated and actual outcomes of these future tax considerations will have an impact on the estimated effective tax rate for the fiscal year.  The changes in effective tax rate estimates impacting income taxes for the three months ended June 30, 2010 primarily relate to stock appreciation rights and foreign tax credit carryforwards.

Included in the income tax provision for the nine months ended June 30, 2010 is an approximately $1,465,000 benefit from a change in tax law enacted in November 2009 which expands the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the same period of the prior year.  Partially offsetting this benefit in the nine months ended June 30, 2010 was an increase in deferred income tax expense due to valuation allowances on U.S. deferred tax assets generated during the period.  There was less deferred income tax expense for valuation allowances on U.S. deferred tax assets in the same period of the prior year.

Revisions to uncertain tax positions in the three and nine months ended June 30, 2010 were not material.  Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of June 30, 2010.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at June 30, 2010:

Jurisdiction	Fiscal Years Open
U.S. federal	2007 – 2009
Various U.S. states	2007 – 2009
Canada federal	2002 – 2009
Various Canadian provinces	2002 – 2009

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans for the three and nine months ended June 30, 2010 and 2009:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2010	2009	2010	2009	2010	2009
Service cost	$76,000	$45,000	$12,000	$7,000	$4,000	$2,000
Interest cost	77,000	75,000	14,000	12,000	15,000	12,000
Expected return on plan assets	(71,000)	(63,000)	-	-	-	-
Amortization of prior service cost	1,000	2,000	1,000	1,000	34,000	34,000
Amortization of net actuarial loss (gain)	27,000	6,000	4,000	-	-	(6,000)

Net periodic benefit cost	$110,000	$65,000	$31,000	$20,000	$53,000	$42,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2010	2009	2010	2009	2010	2009
Service cost	$223,000	$134,000	$33,000	$21,000	$11,000	$6,000
Interest cost	241,000	225,000	41,000	34,000	46,000	38,000
Expected return on plan assets	(197,000)	(186,000)	-	-	-	-
Amortization of prior service cost	4,000	4,000	3,000	3,000	102,000	102,000
Amortization of net actuarial loss (gain)	82,000	17,000	10,000	-	-	(20,000)

Net periodic benefit cost	$353,000	$194,000	$87,000	$58,000	$159,000	$126,000

Barnwell contributed $250,000 to the Pension Plan during the nine months ended June 30, 2010 and does not expect to make any further contributions in the remainder of fiscal 2010.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  For the nine months ended June 30, 2010, Barnwell made $6,000 in payments under the SERP and made no benefit payments under the Postretirement Medical plan.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

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

Nearco has a 20% ownership interest in Kaupulehu 2007, a limited liability limited partnership that acquires house lots for investment and constructs luxury single-family homes.  As noted in Note 4 above, Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, under which Mr. David Johnston served as Kaupulehu 2007’s project manager.  In addition to a $90,000 project management fee which has been paid, Mr. David Johnston will receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.  Project management fees were capitalized as they were associated with the development and construction of a real estate project.  Kaupulehu 2007 paid Nearco $32,000 and $94,000 in project management fees for project management services during the three and nine months ended June 30, 2009, respectively.

Kaupulehu 2007 has borrowings under a credit facility that is guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, with Mr. Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 7 above).

General and administrative expenses include fees paid to Nearco for services related to Kaupulehu Developments’ leasehold land.  Fees paid to Nearco by Kaupulehu Developments totaled $9,000 and $35,000, before non-controlling interest, during the three and nine months ended June 30, 2009, respectively.

12.                            SHARE REPURCHASE PROGRAM

In August 2008, the Board of Directors authorized the Company to acquire in the open market, from time-to-time commencing on August 18, 2008 and ending on December 31, 2008, and in accordance with applicable laws, rules and regulations, up to 150,000 shares of the Company’s common stock.  During the three months ended December 31, 2008, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.  There was no share repurchase authorization, and accordingly no shares repurchased, during the three and nine months ended June 30, 2010 or during the three months ended June 30, 2009.

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

Effective October 1, 2009, the Company adopted the fair value standard for nonfinancial assets and liabilities which are recognized or disclosed at fair value on a nonrecurring basis.  Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  The following table provides carrying value and fair value measurement information for such assets and liabilities during the nine months ended June 30, 2010:

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the
	June 30,	Markets	Inputs	Inputs	nine months ended
	2010	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Financial Assets:
Investment in residential parcels	$ 3,800,000	$ -	$ 3,800,000	$ -	$ 798,000

As a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels was necessary in the quarter ended December 31, 2009.  Accordingly, Barnwell recorded a $798,000 reduction of the carrying value of its investment in residential parcels during the nine months ended June 30, 2010.  In determining the fair value of Barnwell’s investment in residential parcels, prices for parcels in recent comparable sales transactions were used.  Therefore, fair value measurements have been classified as Level 2 valuations.

There were no nonrecurring fair value measurements recorded during the three months ended June 30, 2010 and during the three and nine months ended June 30, 2009.

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

16.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$862,000	$608,000
Income taxes	$435,000	$2,637,000

During the nine months ended June 30, 2010, 12,300 stock options were exercised by tendering 5,000 shares of Barnwell stock at a market value of $4.84 per share, resulting in a $6,000 increase in common stock, an $18,000 increase in additional paid-in capital and a $24,000 increase in treasury stock.

During the nine months ended June 30, 2010 and 2009, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $55,000 and $26,000, respectively.  Additionally, capital expenditure accruals related to oil and natural gas exploration and development increased $573,000 and decreased $2,177,000 during the nine months ended June 30, 2010 and 2009, respectively.

Accruals related to real estate held for sale increased $24,000 for the nine months ended June 30, 2009.  There was no change in the accrual for the nine months ended June 30, 2010.

17.                            OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  At June 30, 2009, net capitalized costs exceeded the ceiling limitation.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $4,260,000 during the three months ended June 30, 2009.  This reduction of the carrying value of oil and natural gas properties, combined with the $22,088,000 reduction during the three months ended March 31, 2009, resulted in a reduction of $26,348,000 for the nine months ended June 30, 2009.  No such reduction was necessary during the three and nine months ended June 30, 2010.  The reduction was primarily due to a low natural gas price at June 30, 2009.  At June 30, 2009, the ceiling value of Barnwell’s reserves was calculated based upon market prices, adjusted for market differentials, of $2.64 for natural gas, $60.02 for oil and $40.39 for natural gas liquids.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2010.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In December 2008, the SEC adopted revisions to its required oil and natural gas reporting disclosures and, in October 2009, the SEC issued Staff Accounting Bulletin No. 113, which revises or rescinds portions of the interpretive guidance of its oil and natural gas rules.  In January and April 2010, the FASB updated FASB ASC Topic 932, Extractive Activities – Oil and Gas, to align its oil and gas reserve estimation and disclosure requirements with the aforementioned guidance set forth by the SEC.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and natural gas reserves.  In the three decades that have passed since adoption of the original disclosure requirements, there have been significant changes in the oil and natural gas industry.  The amendments are designed to modernize and update the oil and natural gas disclosure requirements to align them with current practices and changes in technology.  In addition, the amendments concurrently align the SEC’s full cost accounting rules with the revised disclosures.  The revised disclosure requirements must be incorporated in annual reports on Form 10-K for fiscal years ending on or after December 31, 2009.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  Barnwell’s management is currently evaluating the impact of adopting these provisions on the consolidated financial statements and will reflect the impact of these provisions in its Form 10-K for the year ending September 30, 2010.

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

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, within and adjacent to Hualalai Resort at Historic Ka'upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

Kaupulehu Developments’ interests include the following:

•           Development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club which are under option to a developer.  As of June 30, 2010, the development rights are under option for one remaining payment of $2,656,000 due on December 31, 2010.

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

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on existing oil and natural gas prices.  Historically, oil and natural gas prices have been extremely volatile.  Oil and natural gas prices hit historic high levels in fiscal 2008.  Through the date of this filing, oil and natural gas prices have fallen sharply from their record levels.  Natural gas prices for Barnwell, based on quarterly averages during the three years ended June 30, 2010, have ranged from a low of $2.70 per thousand cubic feet (the average price for the quarter ended September 30, 2009) to a high of $9.70 per thousand cubic feet (the average price for the quarter ended June 30, 2008).  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $35.20 per barrel (the average price for the quarter ended March 31, 2009) to a high of $117.22 per barrel (the average price for the quarter ended June 30, 2008).  Declines in oil and natural gas prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

In response to a poor outlook for natural gas prices and diminished demand for luxury real estate, the Company has significantly reduced oil and natural gas capital expenditures and expects to hold such capital expenditures at reduced levels through the end of calendar 2010.  Reduced capital expenditures, if significant and/or continued, will likely result in a reduction in future oil and natural gas reserve volumes and production.

Land Investment and Residential Real Estate Segments

The economic recession caused real estate sales prices and activity within the Kaupulehu area to be significantly lower than original expectations.  Although sales of lots in the Kaupulehu Increment I area have occurred in the nine months ended June 30, 2010, sales prices of those lots are lower than in the past.  Real estate sales results in the area near Kaupulehu are mixed, with sporadic activity and wide variations in sales prices.  If future real estate activity in the Kaupulehu and surrounding areas is lower than management’s current expectations, our operating results, financial condition, and liquidity and cash flows could be adversely affected.

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

Our ability to sell the completed residences and/or lots held for investment is contingent upon the strength of the luxury real estate market.  Because of the current economic recession, it may take an extended period of time to sell the homes and/or lots and sales prices could be lower than our current estimates.  Barnwell will have continuing cash outflows such as debt repayments, interest, maintenance, property taxes, and other holding costs until the homes and lots are sold.

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

Results of Operations

Summary

Net earnings attributable to Barnwell for the three months ended June 30, 2010 totaled $314,000, a $3,549,000 increase from a net loss of $3,235,000 for the three months ended June 30, 2009.  This increase was largely attributable to the following items:

•           The prior year period included a non-cash reduction of the carrying value of oil and natural gas properties before income taxes of $4,260,000;

•           A $1,128,000 increase in land investment segment operating profits before income taxes due to increased receipts of percentage of sales payments resulting from sales of residential lots by the developer of the project;

•           The current quarter includes a $306,000 share-based compensation benefit as compared to a $46,000 share-based compensation expense in the comparable prior year period; and

•           A tax benefit of $213,000 related to an income tax loss carryback.

The aforementioned increases in net earnings were offset by a $583,000 decrease in contract drilling operating results for the three months ended June 30, 2010.

Net earnings attributable to Barnwell for the nine months ended June 30, 2010 totaled $3,756,000, a $23,564,000 increase from a net loss of $19,808,000 for the nine months ended June 30, 2009.  This increase was largely attributable to the following items:

•           The prior year period included a non-cash reduction of the carrying value of oil and natural gas properties before income taxes of $26,348,000;

•           A $4,810,000 increase in land investment segment operating profits before income taxes due to increased receipts of development rights option payments attributable to the timing of receipts, and increased receipts of percentage of sales payments;

•           Oil and natural gas segment operating profit (excluding the impact of the reduction in carrying value of oil and natural gas properties discussed above) increased $3,340,000 before taxes, primarily due to lower depletion expense and higher prices received for oil; and

•         An approximately $1,465,000 current income tax benefit from recent legislation which expands the number of years Barnwell can carry back U.S. federal income tax losses.

In addition, during the quarter ended December 31, 2009, Barnwell was notified that a non-consent 300% penalty well, of which Barnwell is a non-operator, had reached recovery.  Net earnings for the nine months ended June 30, 2010 includes $220,000 related to the operations of this well.  The aforementioned increases in net earnings for the nine months ended June 30, 2010 were partially offset by a $798,000 non-cash reduction of the carrying value of Barnwell’s investment in residential parcels.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 13% and 16% in the three and nine months ended June 30, 2010, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 4% and increased 1% at June 30, 2010 as compared to March 31, 2010 and September 30, 2009, respectively.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2010 was $1,709,000, a $4,559,000 decrease from the $2,850,000 other comprehensive income due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2010 was $321,000, a $4,128,000 increase from the $3,807,000 other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  There were no taxes on other comprehensive income due to foreign currency translation adjustments in the three and nine months ended June 30, 2010 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three and nine months ended June 30, 2010 as compared to the same periods of the prior year.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended
	June 30,		Increase
	2010	2009	$	%
Natural Gas (MCF)*	$3.46	$3.19	$0.27	8%
Oil (Bbls)**	$69.59	$51.77	$17.82	34%
Liquids (Bbls)**	$40.88	$20.95	$19.93	95%

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2010	2009	$	%
Natural Gas (MCF)*	$4.00	$4.18	$(0.18)	(4%)
Oil (Bbls)**	$70.06	$44.84	$25.22	56%
Liquids (Bbls)**	$40.32	$23.57	$16.75	71%

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2010	2009	Units	%
Natural Gas (MCF)*	724,000	895,000	(171,000)	(19%)
Oil (Bbls)**	32,000	43,000	(11,000)	(26%)
Liquids (Bbls)**	24,000	20,000	4,000	20%

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2010	2009	Units	%
Natural Gas (MCF)*	2,340,000	2,630,000	(290,000)	(11%)
Oil (Bbls)**	102,000	130,000	(28,000)	(22%)
Liquids (Bbls)**	76,000	74,000	2,000	3%

*                 MCF = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $20,000 for the three months ended June 30, 2010, as compared to the same period in the prior year, primarily due to increases in natural gas, oil and natural gas liquids prices, which increased 8%, 34% and 95%, respectively, as compared to the same period in the prior year being offset by decreases in natural gas and oil net production of 19% and 26%, respectively.

Oil and natural gas revenues increased $1,463,000 (8%) for the nine months ended June 30, 2010, as compared to the same period in the prior year, primarily due to increases in oil and natural gas liquids prices, which increased 56% and 71%, respectively, as compared to the same period in the prior year.  The increase was partially offset by decreases in natural gas and oil net production of 11% and 22%, respectively, and a 4% decrease in natural gas prices, as compared to the same period in the prior year.

Gross natural gas production for the three and nine months ended June 30, 2010 decreased 13% and 16%, respectively, as compared to the same periods in the prior year due primarily to natural declines in production, including at the Dunvegan property, and operational issues at certain properties.

Net oil production for the three and nine months ended June 30, 2010 decreased 26% and 22%, respectively, as compared to the same periods in the prior year, due primarily to natural declines in production and higher Alberta crown royalty rates due to higher oil prices and the New Royalty Framework (“NRF”).  Gross oil production for the three and nine months ended June 30, 2010 decreased 2% and 10%, respectively, as compared to the same periods in the prior year.

In March 2010, the Government of Alberta announced the results of its natural gas and conventional oil competitiveness review and published its policy response, Energizing Investment, a Framework to Improve Alberta’s Natural Gas and Conventional Oil Competitiveness, which will modify Alberta’s royalty framework effective January 1, 2011.  The intent of the modified royalty framework is to advance Alberta’s competitiveness in the upstream oil and natural gas sector and promote investment in the province.

In June 2010, the Government of Alberta finalized the changes to the NRF which reduces the maximum royalty rate of 50% for oil and natural gas production to 40% and 36%, respectively.

Oil and natural gas operating expenses increased $519,000 (24%) for the three months ended June 30, 2010, as compared to the same period in the prior year, due to a 13% increase in the average exchange rate of the Canadian dollar to the U.S. dollar, and higher charges for general maintenance, overhead from operators, and certain oil production costs.

Oil and natural gas operating expenses increased $482,000 (7%) for the nine months ended June 30, 2010, as compared to the same period in the prior year, primarily due to a 16% increase in the average exchange rate of the Canadian dollar to the U.S. dollar that increased oil and natural gas operating expenses $1,030,000.  The increase was partially offset by lower workover activity and repairs at all properties and lower production.

Sale of development rights and Sale of interest in leasehold land

Revenues related to sales of development rights under option for the nine months ended June 30, 2010 and 2009 are summarized as follows:

	Nine months ended
	June 30,
	2010	2009
Sale of development rights under option:
Proceeds	$2,656,000	$886,000
Fees	(159,000)	(53,000)
Revenues - sale of development rights, net	$2,497,000	$833,000

There were no sales of development rights in the three months ended June 30, 2010 and 2009.

The increase in proceeds from the sale of development rights during the nine months ended June 30, 2010 as compared to the same period in the prior year is due to the timing of receipt of proceeds of scheduled development rights options.  The entire $2,656,000 development rights option due in December 2009 was received during the nine months ended June 30, 2010, whereas only $886,000 was received in the same period of the prior year as $1,770,000 of the $2,656,000 development rights option due in December 2008 was received ahead of schedule in May 2008.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  As of June 30, 2010, the development rights are under option for one remaining payment of $2,656,000 due December 31, 2010.  If this last option payment is not made, the remaining development rights option will expire.  There is no assurance that the remaining option will be exercised.

The following table summarizes the percentage of sales payment revenues received from WB KD Acquisition, LLC (“WB”), an unaffiliated entity, for the three and nine months ended June 30, 2010 and 2009:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Sale of interest in leasehold land:
Revenues from percentage of sales payments	$1,200,000	$-	$3,560,000	$214,000
Fees	(72,000)	-	(213,000)	(13,000)

Revenues - sale of interest in leasehold land, net	$1,128,000	$-	$3,347,000	$201,000

WB sold three and nine ocean front single-family lots in Increment I during the three and nine months ended June 30, 2010, respectively, and paid Kaupulehu Developments percentage of sales payments totaling $1,200,000 and $3,560,000, respectively.  WB sold one single-family lot in the nine months ended June 30, 2009 and paid Kaupulehu Developments a percentage of sales payment of $214,000.  Of the 80 single-family lots planned for Increment I, 26 lots have been sold as of June 30, 2010, 19 of which are ocean front lots and 7 of which are ocean view lots.

There is no assurance with regards to the amounts of future payments to be received.

Contract drilling

Contract drilling revenues and costs increased $179,000 (13%) and $749,000 (70%), respectively, for the three months ended June 30, 2010, as compared to the same period in the prior year.  The contract drilling segment generated a $335,000 operating loss before general and administrative expenses in the three months ended June 30, 2010, a decrease of $583,000 as compared to the $248,000 operating profit generated during the same period of the prior year, primarily due to unforeseen difficulties experienced on certain well drilling projects during the current quarter.

Contract drilling revenues and costs increased $1,239,000 (34%) and $1,016,000 (32%), respectively, for the nine months ended June 30, 2010, as compared to the same period in the prior year.  The contract drilling segment generated a $336,000 operating profit before general and administrative expenses in the nine months ended June 30, 2010, an increase of $187,000 as compared to the $149,000 operating profit generated during the same period of the prior year, primarily due to increased well drilling activity in the current year.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

Gas processing and other

Gas processing and other income decreased $16,000 (13%) and $369,000 (53%) for the three and nine months ended June 30, 2010, respectively, as compared to the same periods in the prior year primarily due to $19,000 and $123,000 decreases in gas processing revenues for the three and nine months ended June 30, 2010, respectively, due to less volumes being processed as a result of low natural gas prices and natural declines in production.  The decrease for the nine months ended June 30, 2010 was also attributable to a $146,000 refund of unused gas contract management funds from a natural gas marketer received in the prior year period.  There was no such refund in the current year period.

General and administrative expenses

General and administrative expenses decreased $495,000 (24%) for the three months ended June 30, 2010, as compared to the same period in the prior year.  The decrease was primarily attributable to a $352,000 decrease in stock appreciation rights expense due to fluctuations in Barnwell’s stock price.  Additionally, compensation costs decreased in the current quarter, as compared to the same period in the prior year.

General and administrative expenses were relatively unchanged (decreased $72,000 or 1%) for the nine months ended June 30, 2010, as compared to the same period in the prior year.

Depreciation, depletion, and amortization

Depreciation, depletion, and amortization decreased $473,000 (18%) for the three months ended June 30, 2010, as compared to the same period in the prior year, due primarily to a 9% decrease in the depletion rate due to the reduction of the carrying value of oil and natural gas properties during fiscal 2009, partially offset by a 13% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Depreciation, depletion, and amortization decreased $2,367,000 (26%) for the nine months ended June 30, 2010, as compared to the same period in the prior year, due primarily to a 30% decrease in the depletion rate due to the reduction of the carrying value of oil and natural gas properties during fiscal 2009, partially offset by a 16% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Reduction of carrying value of assets

As a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels was necessary in the quarter ended December 31, 2009.  Accordingly, Barnwell recorded a $798,000 reduction of the carrying value of its investment in residential parcels during the nine months ended June 30, 2010.  No reduction of Barnwell’s investment in residential parcels was necessary during the three months ended June 30, 2010 or during the three and nine months ended June 30, 2009.

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  At June 30, 2009, net capitalized costs exceeded the ceiling limitation.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $4,260,000 during the three months ended June 30, 2009.  This reduction of the carrying value of oil and natural gas properties, combined with the $22,088,000 reduction during the three months ended March 31, 2009, resulted in a reduction of $26,348,000 for the nine months ended June 30, 2009.  The reduction was primarily due to a low natural gas price at June 30, 2009.  At June 30, 2009, the ceiling value of Barnwell’s reserves was calculated based upon market prices, adjusted for market differentials, of $2.64 for natural gas, $60.02 for oil and $40.39 for natural gas liquids.  Under the full cost method of accounting, prices as of the end of the quarter are used to determine the maximum carrying value of oil and natural gas properties.  The full cost method assumes constant prices over the productive life of the underlying oil and natural gas reserves, and its results do not necessarily reflect the true fair value of the underlying reserves as commodity prices are volatile and subject to changes in economic conditions and market forces over time.  Changes in oil and natural gas prices, as well as changes in production rates, levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.  No reduction of the carrying value of Barnwell’s oil and natural gas properties was necessary during the three and nine months ended June 30, 2010.

Bad debt expense

Net bad debt was a recovery of $129,000 and an expense of $465,000 during the three and nine months ended June 30, 2009, respectively.  The recovery during the three months ended June 30, 2009 was related to a receivable that was reserved during fiscal 2008 while the net expense during the nine months ended June 30, 2009 primarily reflects a provision for doubtful accounts due to uncertainty regarding the collectability of a receivable from a customer experiencing difficulties as a result of the financial and economic crisis.  There was no bad debt expense during the three and nine months ended June 30, 2010.

Interest expense

Interest expense increased $79,000 (32%) and $305,000 (51%) for the three and nine months ended June 30, 2010, respectively, as compared to the same periods in the prior year, primarily due to the fact that no interest was capitalized during the current year periods as development of the residential homes was completed in fiscal 2009.  Also contributing to the increases in interest expense were higher average interest rates and higher loan commitment fee expenses.

Interest costs for the three and nine months ended June 30, 2010 and 2009 are summarized as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009

Interest costs incurred	$326,000	$277,000	$906,000	$854,000
Less interest costs capitalized	-	30,000	-	253,000

Interest expense	$326,000	$247,000	$906,000	$601,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

During the three months ended June 30, 2010, the Company recognized a $213,000 income tax benefit related to a change in the estimated benefit from a net operating loss carryback.  The remainder of the tax benefit for the three months ended June 30, 2010 is due primarily to changes to the estimated effective tax rate for the year.  The estimated effective tax rate is dependent upon estimates of year-end operating results and related deferred tax assets and liabilities.  Changes in facts and circumstances and differences between anticipated and actual outcomes of these future tax considerations will have an impact on the estimated effective tax rate for the fiscal year.  The changes in effective tax rate estimates impacting income taxes for the three months ended June 30, 2010 primarily relate to stock appreciation rights and foreign tax credit carryforwards.

Included in the income tax provision for the nine months ended June 30, 2010 is an approximately $1,465,000 benefit from a change in tax law enacted in November 2009 which expands the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the same period of the prior year.  Partially offsetting this benefit in the nine months ended June 30, 2010 was an increase in deferred income tax expense due to valuation allowances on U.S. deferred tax assets generated during the period.  There was less deferred income tax expense for valuation allowances on U.S. deferred tax assets in the same period of the prior year.

Revisions to uncertain tax positions in the three and nine months ended June 30, 2010 were not material.  Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of June 30, 2010.

Net earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests increased $229,000 (573%) for the three months ended June 30, 2010, as compared to the same period in the prior year, due primarily to impacts to non-controlling interests of higher revenues reported by the land investment segment in the current quarter as compared to the same period in the prior year.

Net earnings attributable to non-controlling interests increased $748,000 (712%) for the nine months ended June 30, 2010, as compared to the same period in the prior year, due primarily to impacts to non-controlling interests of higher revenues reported by the land investment segment, partially offset by a reduction of the carrying value of Barnwell’s investment in residential parcels, in the current year as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At June 30, 2010, Barnwell had $11,323,000 in cash and cash equivalents, $8,940,000 in working capital, and approximately $5,858,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $6,899,000 for the nine months ended June 30, 2010, as compared to $4,436,000 of cash flows used in operations for the same period in the prior year.  The $11,335,000 change was primarily due to a decrease in residential real estate home development costs in the current year and changes in working capital.

Net cash provided by investing activities totaled $2,781,000 during the nine months ended June 30, 2010, as compared to $6,281,000 of cash flows used in investing activities during the same period of the prior year.  The $9,062,000 change was primarily attributable to a $4,810,000 increase in proceeds from land investment segment sales and a $4,594,000 reduction in oil and natural gas capital expenditures during the nine months ended June 30, 2010, as compared to the same period of the prior year.  The increase in cash flows was partially offset by equipment purchases of $1,038,000, which consists primarily of the acquisition of a drilling rig by the contract drilling segment.

Cash flows used in financing activities totaled $5,011,000 for the nine months ended June 30, 2010, as compared to $5,183,000 of cash flows provided by financing activities during the same period of the prior year.  The $10,194,000 change was primarily due to $4,500,000 in debt repayments during the nine months ended June 30, 2010 as compared to net long-term debt borrowings of $5,490,000 in the same period of the prior year.

Credit Arrangements

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2010 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$18,858,000 at the June 30, 2010 exchange rate of 0.9429.  At June 30, 2010, borrowings under this facility were US$13,000,000 and Barnwell had approximately US$5,858,000 of unused credit available.  The interest rate on this facility at June 30, 2010 was 3.60%.  The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 3.25%, at U.S. prime plus 2.25%, or in Canadian dollars at Canadian prime plus 2.25%.  A standby fee of 0.8125% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $49,000 to renew the facility.

On April 8, 2010, Kaupulehu 2007 modified its $16,000,000 revolving line of credit agreement with its Hawaii financial institution.  Under the loan modification, the facility termination date was extended from December 2010 to February 1, 2012 and Kaupulehu 2007 made a $2,000,000 principal payment.  The modified agreement changes the facility to non-revolving and also requires Kaupulehu 2007 to make scheduled quarterly principal payments of $500,000 per quarter due on March 31, June 30, September 30 and December 31 of each year.  The first $500,000 payment was made on June 30, 2010, reducing the facility amount to $13,500,000 at June 30, 2010.  If Kaupulehu 2007 sells one of its homes, the quarterly payments will be reduced to $250,000 per quarter.  The outstanding principal balance bears interest at a rate equal to the higher of the financial institution’s floating base rate or 4.5%.  The interest rate on this facility at June 30, 2010 was 4.5%.  Any unpaid principal balance and accrued interest will be due and payable on February 1, 2012.  Additionally, Kaupulehu 2007 paid a $55,000 fee in April 2010 to modify the terms of the facility.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes.

The modified agreement specifies that Kaupulehu 2007 maintain an interest reserve account which serves as collateral for the facility.  The reserve account is classified as restricted cash and interest is deducted from this reserve on a monthly basis.  On April 8, 2010, Kaupulehu 2007 funded the interest reserve account with $473,000 to cover estimated interest payments through December 2010.  On January 1, 2011, Kaupulehu 2007 must replenish the interest reserve account to cover estimated interest payments through the credit termination date, based on the then-outstanding principal balance of the credit facility and the prevailing interest rate.

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

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, were essentially nil for the three months ended June 30, 2010 as compared to $418,000 for the three months ended June 30, 2009, as current quarter capital expenditures were offset by a credit related to the equalization of partner working interests in the Dunvegan area.  Oil and natural gas capital expenditures, including accrued capital expenditures, totaled $3,528,000 for the nine months ended June 30, 2010, as compared to $5,343,000 during the nine months ended June 30, 2009.  Management expects that oil and natural gas capital expenditures in fiscal 2010 will range from $4,000,000 to $6,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended June 30, 2010, Barnwell did not participate in the drilling of any wells.  During the nine months ended June 30, 2010, Barnwell participated in the drilling of 19 gross (1.6 net) wells, of which 16 gross (1.4 net) wells have been deemed successful.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

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

In response to a poor outlook for natural gas prices and diminished demand for luxury real estate, the Company significantly reduced oil and natural gas capital expenditures and expects to hold such capital expenditures at reduced levels through the end of calendar 2010.  The Company is currently unable to estimate when it will increase its oil and natural gas exploration and development activity as such a determination will depend upon future oil and natural gas prices and demand for luxury real estate, and a strengthening of general economic conditions.  Reduced oil and natural gas capital expenditures, if significant and/or continued, will likely result in a reduction in future oil and natural gas reserve volumes and production.

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

As of June 30, 2010, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2010 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: August 11, 2010	/s/ Russell M. Gifford
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