Form 10-K
period 2010-09-30
BARNWELL INDUSTRIES INC
filed 2010-12-15
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          ☐ Yes     ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $19,502,000.

As of December 1, 2010 there were 8,277,160 shares of common stock outstanding.

Documents Incorporated by Reference

1.             Proxy statement to be forwarded to stockholders on or about January 20, 2011 is incorporated by reference in Part III hereof.

GLOSSARY OF TERMS

Defined below are certain terms used in this Form 10-K:

Terms	Definitions

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Barnwell of Canada	Barnwell of Canada, Limited

Bbl(s)	stock tank barrel(s) of oil equivalent to 42 U.S. gallons

Boe	barrel of oil equivalent at the rate of 5.8 Mcf per Bbl of oil or NGL

FASB	Financial Accounting Standards Board

GAAP	U.S. generally accepted accounting principles

Gross

total number of acres or wells in which Barnwell owns an interest; includes interests owned of record by Barnwell and, in addition, the portion(s) owned by others; for example, a 50% interest in a 320 acre lease represents 320 gross acres and a 50% interest in a well represents 1 gross well

Kaupulehu 2007	Kaupulehu 2007, LLLP

LIBOR	London Interbank Offer Rate

Mcf	1,000 cubic feet of natural gas at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit

Mcfe	Mcf equivalent at the rate of 1 Bbl = 5.8 Mcf

Net	Barnwell’s aggregate interest in the total acres or wells; for example, a 50% interest in a 320 acre lease represents 160 net acres and a 50% interest in a well represents 0.5 net well

NGL(s)	natural gas liquid(s)

NRF	New Royalty Framework

SEC	United States Securities and Exchange Commission

Water Resources	Water Resources International, Inc.

WB	WB KD Acquisition, LLC

WBKD	WB KD Acquisition II, LLC

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are domestic and international general economic conditions, such as recessionary trends and inflation; domestic and international political, legislative, economic, regulatory and legal actions, including changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries; military conflict, embargoes, internal instability or actions or reactions of the governments of the United States and/or Canada in anticipation of or in response to such developments; interest costs, restrictions on production, restrictions on imports and exports in both the United States and Canada, the maintenance of specified reserves, tax increases and retroactive tax claims, royalty increases, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety; the condition of Hawaii’s real estate market, including the level of real estate activity and prices, the demand for new housing and second homes on the island of Hawaii, the rate of increase in the cost of building materials and labor, the introduction of building code modifications, changes to zoning laws, the condition of Hawaii’s tourism industry and the level of confidence in Hawaii’s economy; levels of land development activity in Hawaii; levels of demand for water well drilling and pump installation in Hawaii; the potential liability resulting from pending or future litigation; the Company’s acquisition or disposition of assets; the effects of changed accounting rules under GAAP promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” in this Form 10-K, in other portions of this Form 10-K, in the Notes to Consolidated Financial Statements, and in other documents filed by Barnwell with the SEC.  In addition, unpredictable or unknown factors not discussed in this report could also cause actual results to materially and adversely differ from those discussed in the forward-looking statements.

Unless otherwise indicated, all references to “dollars” in this Form 10-K are to United States dollars.

ITEM 1.          BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2010 represented Barnwell’s 54th year of operations.  Barnwell operates in the following four principal business segments:

·                Oil and Natural Gas Segment.  Barnwell engages in oil and natural gas exploration, development, production and sales in Canada.

·                Land Investment Segment.  Barnwell invests in land interests in Hawaii.

·                Residential Real Estate Segment.  Barnwell develops homes for sale in Hawaii.

·                Contract Drilling Segment.  Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

Oil and Natural Gas Segment

Overview

Through our wholly-owned subsidiary, Barnwell of Canada, we are involved in the acquisition, exploration and development of oil and natural gas properties.  Barnwell of Canada initiates and participates in exploratory and developmental operations for oil and natural gas on properties in which it has an interest, and evaluates proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere.

Operations

Barnwell’s investments in oil and natural gas properties are located in Canada, principally in the province of Alberta, with minor holdings in the provinces of Saskatchewan and British Columbia.  These property interests are principally held under governmental leases or licenses.  Under the typical Canadian provincial governmental lease, Barnwell must perform exploratory operations and comply with certain other conditions. Lease terms vary with each province, but, in general, the terms grant Barnwell the right to remove oil, natural gas and related substances subject to payment of specified royalties on production.

All exploratory and developmental operations are overseen by Barnwell’s Calgary, Alberta staff and Barnwell’s Chief Operating Officer located in Honolulu, along with senior management and independent consultants as necessary.  In fiscal 2010, Barnwell participated in exploratory and developmental operations primarily in Alberta, although Barnwell does not limit its consideration of exploratory and developmental operations to this area.

Natural gas prices are typically higher in the winter than at other times due to increased heating demand.  Oil prices are also subject to seasonal fluctuations, but to a lesser degree.  Oil and natural gas unit sales are based on the quantity produced from the properties by the properties’ operator.

Key Property

Barnwell’s principal oil and natural gas property is located in the Dunvegan area of Alberta, Canada and is called the Dunvegan Unit.  Barnwell holds an 8.9% working interest in the Dunvegan Unit which, at September 30, 2010, had 223 producing natural gas wells.  In fiscal 2010, Barnwell participated in the drilling of 12 gross (1.1 net) gas wells in the Dunvegan area of which nine gross (0.8 net) wells were successful and three gross (0.3 net) wells are being evaluated.  At the Dunvegan Unit, Barnwell also participated in seven gross (0.6 net) recompletions of which one gross (0.1 net) was successful and on production, one gross (0.1 net) is awaiting tie in and one gross (0.1 net) is being evaluated at September 30, 2010.  The remaining recompletions are currently not commercial.  Capital expenditures at Dunvegan totaled $2,248,000 in fiscal 2010.

In fiscal 2010, Dunvegan contributed approximately 60% of Barnwell’s net natural gas production and approximately 57% of Barnwell’s natural gas revenues.  Dunvegan also contributed approximately 88% of Barnwell’s net natural gas liquids production in fiscal 2010.

Dunvegan’s proved natural gas reserves represented 10,408,000 gross (9,542,000 net) Mcf or 53% of our total proved natural gas reserves as of September 30, 2010.  Dunvegan’s proved oil and natural gas liquids reserves represented 433,000 gross (301,000 net) Bbl or 24% of our total proved oil and natural gas liquids reserves as of September 30, 2010.

Preparation of Reserves Estimates

Barnwell’s reserves are estimated by our independent petroleum consultants, InSite Petroleum Consultants Ltd.  All information with respect to the Company’s reserves in this Form 10-K is derived from the report of InSite Petroleum Consultants Ltd.  A copy of the report issued by InSite Petroleum Consultants Ltd. is filed with this Form 10-K as Exhibit 99.1.  InSite Petroleum Consultants Ltd. is the new name for Paddock Lindstrom & Associates Ltd. which has been the Company’s independent petroleum consultants for over 20 years.

The preparation of our oil and natural gas reserves estimates is completed in accordance with various internal control procedures.  The Company’s internal controls over reserves estimates include verification of data input into reserves evaluation software, reconciliations and reviews over data provided to the reserve engineer to ensure completeness, and management review controls, including an independent internal review of the final reserve report for completeness and accuracy.

Barnwell has a Reserves Committee consisting of four independent directors, the Company’s President and Chief Operating Officer, and the Company’s Executive Vice President and Chief Financial Officer. The Reserves Committee was established to oversee the reserves estimation and certification process. The Chairman of our Reserves Committee is an independent oil and gas reservoir consultant, thereby possessing the experience requisite to effectively oversee the reserves estimation process.  The Reserves Committee is responsible for reviewing the annual reserve evaluation report prepared by the independent reservoir engineering firm and ensuring that the reserves are reported fairly in a manner consistent with industry standards.  The Reserves Committee meets annually to discuss reserves issues and policies, and to meet with Company personnel and our independent reservoir engineering consultants.

Barnwell of Canada’s President and Chief Operating Officer has primary responsibility for overseeing the preparation of the Company’s reserves estimates by our independent engineers; he is a licensed Professional Engineer with over 32 years of experience in all facets of the oil and natural gas industry both in Canada and internationally and is a member of the Association of Professional Engineers, Geologists, and Geophysicists of Alberta.

Reserves

The amounts set forth in the following table, prepared by InSite Petroleum Consultants Ltd., Barnwell’s independent petroleum consultants, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2010 on all properties in which Barnwell has an interest.  All of Barnwell’s proved reserves are developed; Barnwell has no proved undeveloped reserves as of September 30, 2010.  All of our oil and natural gas reserves are located in Canada. These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any federal authority or agency, other than the SEC, since October 1, 2009.

September 30, 2010

Oil, including natural gas liquids (Bbls)	1,272,000
Natural gas (Mcf)	17,867,000
Total (Boe)	4,353,000

During fiscal 2010, Barnwell’s total net proved developed reserves, including proved developed producing reserves, of oil and natural gas liquids decreased by 62,000 Bbls (5%) and total net proved developed reserves of natural gas decreased by 2,743,000 Mcf (13%).

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%).  Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions.  Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending in the reporting period and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes.

Undiscounted future net cash flows, after income taxes	$67,301,000

Standardized measure of discounted future net cash flows	$49,626,000	*

*     This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s natural gas and oil reserves.  An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $3.90 per Mcf and an oil price of $71.68 per Bbl for 2010) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net unit production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods.  Production amounts reported are net of royalties.  All of Barnwell’s net production in fiscal 2010, 2009 and 2008 was derived in Canada, primarily in Alberta.  For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2010	2009	2008
Annual net production:
Natural gas liquids (Bbls)	103,000	98,000	107,000
Oil (Bbls)	140,000	170,000	160,000
Natural gas (Mcf)	3,245,000	3,567,000	3,349,000
Total (Boe)	802,000	883,000	844,000

Annual average sale price per unit of production:
Bbl of natural gas liquids*	$40.05	$24.47	$61.02
Bbl of oil*	$69.55	$48.94	$100.15
Mcf of natural gas**	$3.82	$3.79	$7.77

Annual average production cost
per Mcfe produced***	$1.99	$1.78	$1.97

*	Calculated on revenues before royalty expense divided by gross production.
**	Calculated on revenues net of pipeline charges before royalty expense divided by gross production.
***	Calculated on production costs, excluding natural gas pipeline charges, divided by the combined total production of natural gas liquids, oil and natural gas.

Capital Expenditures

Barnwell invested $5,485,000 in oil and natural gas properties during fiscal 2010, of which $380,000 (7%) was for acquisition of oil and natural gas properties, $1,288,000 (23%) was for exploration costs and $3,817,000 (70%) was for development of oil and natural gas properties. Barnwell sold insignificant properties during fiscal 2010 for $853,000.

Capital expenditures totaled $2,248,000 in the Dunvegan area in fiscal 2010.  Twelve gross (1.1 net) gas wells were drilled in fiscal 2010 of which nine gross (0.8 net) wells were successful and three gross (0.3 net) wells are being evaluated.  Seven gross (0.6 net) wells were recompleted during fiscal 2010 of which one gross (0.1 net) was successful and on production, one gross (0.1 net) is awaiting tie in and one gross (0.1 net) is being evaluated at September 30, 2010. The remaining recompletions are currently not commercial.

Capital expenditures totaled $1,054,000 in the Seagram Lakes area of Saskatchewan in fiscal 2010. Barnwell acquired 1,584 net acres and drilled one gross (0.5 net) oil well in fiscal 2010, which was successful and tied in at September 30, 2010.

Capital expenditures totaled $441,000 in the Red Earth area in fiscal 2010.  One gross (0.2 net) oil well was drilled in fiscal 2010 which was successful and on production at September 30, 2010.

Well Drilling Activities

During fiscal 2010, Barnwell participated in the drilling of 22 development wells, 21 of which management believes should be capable of production and one which was a dry hole.  Barnwell participated in the drilling of one exploratory well during fiscal 2010.  Of the 23 wells Barnwell participated in the drilling of in fiscal 2010, two gross (1.0 net) wells were on prospects developed by Barnwell.

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the fiscal years ended September 30, 2010, 2009 and 2008 in which Barnwell participated.  All wells were drilled in Canada.

	Productive		Productive		Total Productive
	Oil Wells		Gas Wells		Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2010
Gross	1.0	5.0	0.0	16.0	1.0	21.0	0.0	1.0	1.0	22.0
Net	0.5	0.8	0.0	1.4	0.5	2.2	0.0	0.1	0.5	2.3

2009
Gross	-	2.0	-	8.0	-	10.0	-	2.0	-	12.0
Net	-	0.5	-	1.1	-	1.6	-	0.3	-	1.9

2008
Gross	3.0	3.0	1.0	22.0	4.0	25.0	2.0	1.0	6.0	26.0
Net	1.2	0.8	0.6	4.3	1.8	5.1	0.8	0.1	2.6	5.2

At September 30, 2010, Barnwell was not in the process of drilling any oil or gas wells.

Productive Wells

As of September 30, 2010, Barnwell had interests in approximately 776 gross (99.6 net) productive wells, of which 175 gross (30.5 net) were oil wells and 601 gross (69.1 net) were natural gas wells.  All wells were in Canada.  Six natural gas wells and 12 oil wells have dual or multiple completions.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold as of September 30, 2010.

	Developed Acreage*		Undeveloped Acreage*		Total*
Location	Gross	Net	Gross	Net	Gross	Net

Canada	243,924	36,944	169,134	58,378	413,058	95,322

*

“Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Twenty-nine percent of Barnwell’s undeveloped acreage is related to heavy oil and therefore not subject to expiration.  The 71% of Barnwell’s leasehold interests in undeveloped acreage subject to expiration expire over the next fiscal years, if not developed, as follows: 56% expire during fiscal 2011; 23% expire during fiscal 2012; 10% expire during fiscal 2013; 1% expires during fiscal 2014; and 10% expire during fiscal 2015.  There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes concentrations in Alberta at Doris (6,720 net acres), Thornbury (5,949 net acres), Bonanza/Balsam (4,456 net acres), Rycroft (3,558 net acres) and Swalwell (3,480 net acres).  During fiscal 2010, Barnwell acquired undeveloped land in Seagram Lakes (1,584 net acres) located in Saskatchewan.

Marketing of Oil and Natural Gas

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts between itself and marketers of oil.  The price of oil and natural gas liquids is freely negotiated between the buyers and sellers and is largely determined by the world price for oil, which is principally denominated in U.S. dollars.

Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices. The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers and is principally determined for Barnwell by western Canadian/Midwestern U.S. prices for natural gas.  In fiscal 2010 and 2009, Barnwell took virtually all of its oil and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf.

Barnwell’s oil and natural gas segment derived 65% of its oil and natural gas revenues in fiscal 2010 from three individually significant customers, Shell Trading Canada (30%), ProGas Limited (21%) and Glencoe Resources Ltd. (14%).  A substantial portion of Barnwell’s natural gas production from Dunvegan and other properties is sold to aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers.  In fiscal 2010, 22% of Barnwell’s production was marketed by an agent acting on behalf of Barnwell where all products are sold directly to the final purchasers with the agent not taking title of the production.

In fiscal 2010, over 90% of Barnwell’s oil and natural gas revenues were from products sold at spot prices.

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

Approximately 98% of Barnwell’s gross revenues are derived from properties located within Alberta.

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

Through December 31, 2008, royalty rates were calculated on a sliding scale basis, increasing as prices increased up to a maximum royalty rate of 35%.  On January 1, 2009, a New Royalty Framework (“NRF”) went into effect.  The NRF changed royalty rates on conventional oil and natural gas production to be both price-sensitive and production-sensitive, and may increase up to a maximum royalty rate of 50%.  The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per Mcf.  In fiscal 2010, approximately 79% of royalties related to Alberta government charges and 21% of royalties related to freehold and override charges which are not directly affected by the NRF.

In November 2008, the Alberta government announced a one-time option of selecting new transitional rates or NRF rates when drilling a new natural gas or conventional oil well 1,000 to 3,500 meters in depth.  All wells drilled between January 1, 2009 and December 31, 2013 that adopt the transitional rates will be shifted to the NRF on January 1, 2014.  As of January 1, 2009, all of Barnwell’s wells in Alberta pay royalties under the NRF and all new commercial wells drilled since January 1, 2009 adopted the transitional royalty rates.

In 2010, the Government of Alberta announced the results of its natural gas and conventional oil competitiveness review and published its policy response, Energizing Investment, a Framework to Improve Alberta’s Natural Gas and Conventional Oil Competitiveness, which will modify Alberta’s royalty framework effective January 1, 2011.  In June 2010, the Alberta government finalized the changes to the royalty framework which reduces the maximum royalty rate of 50% for oil and natural gas production to 40% and 36%, respectively.

In fiscal 2010, the weighted-average royalty rate paid on all of Barnwell’s natural gas was approximately 10%.  The weighted-average rate of all royalties paid to governments and others on natural gas from the Dunvegan Unit, Barnwell’s principal oil and natural gas property, was approximately 10% in fiscal 2010.

In fiscal 2010, the weighted-average royalty rate paid on oil was approximately 29%.

In 2009, the Alberta government announced a short-term incentive program which included a drilling royalty credit for new conventional oil and natural gas wells.  The program provides a $200-per-meter-drilled royalty credit to companies on a sliding scale based on production levels for wells drilled from April 1, 2009 to March 31, 2010.  The Alberta government has extended this program to March 31, 2011.

During fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  There was no enactment of a reduction in Canadian tax rates during fiscal 2009 or 2010.

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

Kaupulehu 2007, a Hawaii limited liability limited partnership 80%-owned by Barnwell, owns two residential lots held for investment located approximately six miles north of the Kona International Airport on the island of Hawaii.  See Residential Real Estate Segment for luxury residences for sale.

Barnwell, through wholly-owned Kaupulehu Mauka Investors, LLC, owns acquisition rights as to 14 lots within agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, on the island of Hawaii.  The acquisition rights give Barnwell the right to acquire 14 residential lots, currently estimated to be two to five acres in size, which may be developed on the Mauka Lands.  These lands are currently classified as agricultural by the state of Hawaii and, accordingly, the developer of these lands (Hualalai Investors) will need to pursue both state and county of Hawaii approvals for reclassification and rezoning to permit the development of residential lots and negotiate development terms.

Operations

In the 1980s, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka’upulehu and Hualalai Golf Club, which opened in 1996, a second golf course, and single-family and multi-family residential units.  These projects were developed by an unaffiliated entity on leasehold land acquired from Kaupulehu Developments.

Kaupulehu Developments holds development rights for residentially-zoned leasehold land within and adjacent to Hualalai Golf Club which are under option for $2,656,000 to Hualalai Investors JV, LLC and Hualalai Investors II, LLC (hereinafter collectively referred to as “Hualalai Investors”).  In fiscal 2007, Barnwell acquired a 1.5% passive minority interest, through an 80%-owned joint venture, in Hualalai Investors.

Between 1993 and 2001, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of single-family and multi-family residential units, a golf course and a limited commercial area on approximately 870 leasehold acres, zoned for resort/residential development, located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu.

In 2004 and 2006, Kaupulehu Developments transferred its leasehold interest in the approximately 870 acres in two increments (“Increment I” and “Increment II”) to WB and WBKD and received closing payments of $11,550,000 and $10,000,000, respectively.  There is no affiliation between Kaupulehu Developments and WB or WBKD. WB and WBKD are affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, and Westbrook Partners, developers of Kuki’o located adjacent to Hualalai Resort.

Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse, and is currently planned for approximately 400 residential units.

Kaupulehu Developments is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  In fiscal 2010 nine ocean front single-family lots were sold bringing the total amount of gross proceeds from single-family lot sales to $132,000,000 through September 30, 2010.  Single-family lots sold through September 30, 2010 total 26, 19 of which are ocean front lots and 7 of which are ocean view lots.

Kaupulehu Developments is entitled to receive payments from WBKD based on a percentage of the sales price of WBKD’s sales of residential lots or units in Increment II ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  Kaupulehu Developments is also entitled to receive up to $8,000,000 in additional payments after the members of WBKD have received distributions equal to the capital they invested in the project.

In addition, WB and/or WBKD have the exclusive right to negotiate with Kaupulehu Developments with respect to approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu area located adjacent to Increment II (“Lot 4C”) until June 2015.  However, this right to negotiate will terminate in June 2013 if WB and/or WBKD have not completed all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C.

Competition

Barnwell’s land investment segment is subject to intense competition in all phases of its operations including the acquisition of new properties, the securing of approvals necessary for land rezoning, and the search for potential buyers of property interests presently owned.  The competition comes from numerous independent land development companies and other industries involved in land investment activities.  The principal factors affecting competition are the location of the project and pricing. Barnwell is a minor participant in the land development industry and competes in its land investment activities with many other entities having far greater financial and other resources.

Residential Real Estate Segment

Overview

Kaupulehu 2007 develops luxury residences for sale.

Operations

We began our homebuilding business in fiscal 2007 when Kaupulehu 2007 purchased two parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii located approximately six miles north of the Kona International Airport from WB, an unaffiliated entity.  Construction of the two homes commenced during fiscal 2007 and was completed during fiscal 2009.  At September 30, 2010, Kaupulehu 2007 had two completed luxury residences listed for sale and did not have any homes under construction.  One home is a fully furnished 5-bedroom, 6.5-bath ranch-style home and is 6,337 square feet in size.  The second home, currently unfurnished, is of similar design and is 6,275 square feet in size.

Competition

Barnwell’s residential real estate segment is subject to intense competition in all phases of its operations including the acquisition of land, the building of residential homes, including the need for raw materials and skilled labor, and the search for potential purchasers of completed homes.  The competition comes from numerous independent real estate developers.  The principal factors affecting competition are the location of the project, reputation, design, quality and pricing. Kaupulehu 2007 is a newcomer and a minor participant in the residential real estate industry and competes with many other entities having far greater financial and other resources.

Contract Drilling Segment

Overview

Barnwell’s wholly-owned subsidiary, Water Resources, drills water, water monitoring and geothermal wells of varying depths in Hawaii, installs and repairs water pumping systems, and is the state of Hawaii’s distributor for Floway pumps and equipment.

Operations

Water Resources owns and operates two Spencer-Harris portable rotary drill rigs capable of drilling up to approximately 7,000 feet, an IDECO H-35 rotary drill/workover rig, two GEFCO 40-T portable rotary drill rigs, and other drilling, installation and service equipment. Water Resources acquired the second GEFCO 40-T drill rig in fiscal 2010.  Additionally, Water Resources leases a three-quarter of an acre maintenance facility in Honolulu, Hawaii and a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and maintains an inventory of drilling materials and pump supplies.

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

Water Resources derived 85% and 39% of its contract drilling revenues in fiscal 2010 and 2009, respectively, pursuant to federal, state of Hawaii and county contracts.  At September 30, 2010, Barnwell had accounts receivables from federal, state of Hawaii and county entities totaling approximately $832,000. Barnwell has lien rights on wells drilled and pumps installed for federal, state of Hawaii, county and private entities.

In fiscal 2010, Water Resources started five well drilling contracts and ten pump installation and repair contracts and completed five well drilling contracts and six pump installation and repair contracts. Three of the five completed well drilling contracts and three of the six pump installation and repair contracts were started in the prior year.  Seventy-nine percent (79%) of well drilling and pump installation and repair jobs, representing 85% of total contract drilling revenues in fiscal 2010, have been pursuant to government contracts.

At September 30, 2010, Water Resources had a backlog of four well drilling contracts and 11 pump installation and repair contracts, of which three well drilling and seven pump installation and repair contracts were in progress as of September 30, 2010.

The dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2010 and 2009 was as follows:

	2010	2009
Well drilling	$1,150,000	$2,840,000
Pump installation and repair	1,690,000	310,000

	$2,840,000	$3,150,000

All but one of the contracts in backlog at December 1, 2010 are expected to be completed within fiscal year 2011.

Competition

Water Resources competes with other drilling contractors in Hawaii which use drill rigs similar to Water Resources’ drilling rigs. These competitors are also capable of installing and repairing vertical turbine and submersible water pumping systems in Hawaii.  These contractors compete actively with Water Resources for government and private contracts. Pricing is Water Resources’ major method of competition; reliability of service is also a significant factor.

Competitive pressures are expected to remain high, thus there is no assurance that the quantity of available or awarded jobs which occurred in fiscal 2010 will continue.

Financial Information About Industry Segments and Geographic Areas

Note 13 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

As of December 1, 2010, Barnwell employed 46 individuals; 45 on a full time basis and 1 on a part time basis.

Environmental Costs

Barnwell is subject to extensive environmental laws and regulations.  Federal, state, and Canadian governmental agencies issue rules and regulations and enforce laws to protect the environment which are often difficult and costly to comply with and which carry substantial penalties for failure to comply, particularly in regard to the discharge of materials into the environment. These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require Barnwell to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.  Barnwell did not incur material environmental costs in fiscal 2010.

Available Information

We are required to file annual, quarterly and current reports and other information with the SEC.  These filings are not deemed to be incorporated by reference in this report. You may read and copy any document filed by us at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.  Furthermore, we maintain an internet site at www.brninc.com.  We make available on our internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as practicable after we electronically file such reports with, or furnish it to, the SEC.

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

Oil and natural gas prices are volatile and have fluctuated widely during recent years in response to many factors that are beyond our control.  These factors include, but are not limited to, changes in supply and demand, market uncertainty, weather, worldwide political instability, foreign supply of oil and natural gas, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment.  Any decline in oil or natural gas prices may have a material adverse effect on our operations, financial condition, operating cash flows, borrowing ability, reserves, and the amount of capital that we are able to allocate for the development of oil and natural gas reserves and future growth.

Energy prices are also subject to other political and regulatory actions outside our control, which may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, or actions or reactions of the government of the United States in anticipation of or in response to such developments.

If oil and natural gas prices decrease, we may be required to reduce the carrying value of our oil and natural gas properties.

We follow the full cost method of accounting for costs related to our oil and natural gas properties.  Under this method, the net book value of properties less related deferred income taxes, may not exceed a calculated “ceiling.”  The ceiling is the estimated after tax future net revenues from proved oil and natural gas properties, discounted at 10% per year. In calculating discounted future net revenues, average first-day-of-the-month oil and natural gas prices during the 12-month period ending in the reporting period are held constant, except for changes which are fixed and determinable by existing contracts. The excess, if any, of the net book value above the ceiling is required to be written off as an expense.  A significant decline in oil and natural gas prices from current levels, or other factors, without other mitigating circumstances, could result in reductions of the carrying value of our oil and natural gas properties and an equivalent charge to earnings.

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

We hold minority interests in the majority of our oil and natural gas properties.  As a result, we cannot control the pace of exploration or development, major decisions affecting the drilling of wells or the plan for development and production at non-operated properties, although contract provisions give Barnwell certain consent rights in some matters.  The operator’s influence over these matters can affect the pace at which we incur capital expenditures.  Additionally, as certain underlying joint venture data is not accessible to us, we depend on the operators at non-operated properties to provide us with reliable accounting information.

Our operations are subject to domestic and foreign government regulation and other risks, particularly in Canada and the United States.

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety.  Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces.  Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada.  In fiscal 2010, we derived approximately 69% of our oil and natural gas segment revenues from operations in Canada.

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

Estimating reserves is inherently uncertain and the reserves estimation process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data.  The reserve data and standardized measures set forth herein are only estimates. Ultimately, actual reserves attributable to our properties will vary from estimates, and those variations may be material.  The estimation of reserves involves a number of factors and assumptions, including, among others:

·	oil and natural gas prices as prescribed by the SEC;
·	historical production from our wells compared with production rates from similar producing wells in the area;
·	future commodity prices, production and development costs, royalties and capital expenditures;
·	initial production rates;
·	production decline rates;
·	ultimate recovery of reserves;
·	success of future development activities;
·	marketability of production;
·	effects of government regulation; and
·	other government levies that may be imposed over the producing life of reserves.

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

In addition to the usual delays in payment by purchasers of oil and natural gas to the operators of our properties, and the delays of those operators in remitting payment to us, payments between any of these parties may also be delayed by:

·                restrictions imposed by lenders;

·                accounting delays;

·                delays in the sale or delivery of products;

·                delays in the connection of wells to a gathering system;

·                blowouts or other accidents;

·                adjustments for prior periods;

·                recovery by the operator of expenses incurred in the operation of the properties; and

·                the establishment by the operator of reserves for these expenses.

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

Risks Related to Land Investment Segment

The real estate investment industry continues to experience a slowdown that may persist for an indefinite period.  This downturn in economic conditions could adversely affect our business, results of operations and stockholders’ equity.

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

The occurrence of a natural disaster in Hawaii such as, but not limited to, earthquakes, landslides, hurricanes, tornadoes, volcanic activity, droughts and floods, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects. The occurrence of a natural disaster could also cause increases in property and flood insurance rates and deductibles, which could reduce demand for our properties.

Increases in interest rates, tightening of lending standards and decreases, limitations or restrictions in the availability of mortgage financing and other economic factors outside our control, such as consumer confidence and declines in employment levels could lead to slowed home sales, which could adversely affect our revenues and earnings.

The United States residential mortgage market continues to experience disruption.  Mortgage interest rates have been experiencing significant volatility and contributed to the challenging market conditions faced by us and the industry. In addition, as a result of increased default rates and other factors, the willingness of many lenders to make home mortgage loans has decreased and lenders have tightened their lending standards. The volatility in interest rates, the decrease in the willingness of lenders to make home mortgage loans, and the tightening of lending standards have made it more difficult for some potential buyers to finance the purchase of our homes.  Potential buyers may not be able to obtain acceptable financing to purchase residential lots within the Kaupulehu area, leading to further declines in the market for homes.  Any limitations or restrictions on the availability of mortgage financing or increases in mortgage interest rates could reduce residential lot sales, thereby reducing our revenues and earnings.  Even if potential buyers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing.  Any limitations or restrictions on the availability of mortgage financing, further interest rate increases or limits on the deductibility of home mortgages could adversely affect our sales, which would reduce our revenues.

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

The market value of our real estate interests could decline, which may require write-downs of the carrying value of our residential lots held for investment to its estimated fair value.  Any write-downs would negatively impact our results of operations.

The risk of owning undeveloped lots can be substantial and we may have bought lots which we cannot profitably sell.  The market value of residential lots can fluctuate significantly as a result of changing economic market conditions. Prevailing market conditions may significantly influence the market value of our residential parcels held for investment.  In the event of changes in economic or market conditions, we may have to sell the residential lots at lower margins or at a loss.  Furthermore, if the market conditions continue to deteriorate, we may be required to record write-downs of the carrying value of our residential parcels held for investment.  Such write-downs would have a negative impact on our results of operations and financial condition.

Risks Related to Residential Real Estate Segment

The homebuilding industry continues to experience a slowdown that may persist for an indefinite period.  This downturn in economic conditions could adversely affect our business, results of operations and stockholders’ equity.

The homebuilding industry historically has been cyclical and is sensitive to changes in economic conditions such as employment levels, consumer confidence, consumer income, availability of financing and interest rate levels.  Adverse changes in any of these conditions generally, or in the market in which we operate, could decrease demand and pricing for new homes or result in customer cancellations of pending contracts, which could adversely affect the number of home deliveries we make or reduce the prices we can charge for homes, either of which could result in a reduction in our revenues or deterioration of our margins.

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

We are reliant upon sales of homes as a source of liquidity.  If we are unable to sell the homes within a reasonable timeframe, our revenues, operating results, cash inflows and financial condition could be materially impacted.

Barnwell currently owns two luxury residences held for sale in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.

The acquisition of the parcels and home construction costs on the luxury homes were financed through a bank revolving credit facility and subsequently modified under a non-revolving credit facility. Under the modified agreement, we are required to make a scheduled principal payment of $500,000 per quarter. If we sell one of the homes, the quarterly payment will be reduced to $250,000 per quarter.  The entire unpaid principal balance and any accrued interest is due in full in February 2012, unless we sell a home and lot before then, in which case we will be required to make a principal payment upon the sale of a home and lot in an amount equal to the greater of (1) 100% of the net sales proceeds of the home and lot or (2) $1,500,000 for each of the two lots and $7,000,000 for each of the two homes.

The timing and amount of residential home sales are unpredictable and may be sporadic.  The inability to sell the homes within a reasonable timeframe will lead to additional interest costs.  Additionally, if we are unable to sell the homes within a reasonable timeframe, we will need to refinance the debt, obtain alternative terms or sources of financing, liquidate investments and/or operating assets, or reduce oil and natural gas capital expenditures to make the required cash outflows.  This would negatively impact our liquidity. Furthermore, if estimated cash inflows from home sales do not occur on a timely basis or are less than current expectations, our revenues, operating results, cash inflows and financial condition could be materially impacted.

If we are unable to sell the homes by February 2012, the due date of the facility, and we are unable to refinance our debt, we will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to repay the facility on its due date.

We have limited experience in the homebuilding industry.

Homebuilding is a new business segment for us and we are relying to a material extent on our business partners to help us execute our business plan.

We may need financing to fund our future real estate development activities.  If we are unable to obtain sufficient financing or such financing is obtained on adverse terms, we may not be able to operate our business as planned, which could adversely affect our results of operations and future growth.

The real estate development industry is capital intensive and homebuilding requires significant up-front expenditures to acquire land and begin development.  We will need to establish funding sources to finance any future land acquisition capital expenditures.  If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including additional bank financing, joint venture partner financing, and/or securities offerings. The amount and types of indebtedness which we may incur are limited by the terms of the agreements governing our existing debt.  In addition, the availability of borrowed funds to be utilized for land acquisition, development and construction may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The failure to obtain sufficient capital to fund our planned capital and other expenditures could have a material adverse effect on our business.

Our operating results from homebuilding are expected to be variable.

Due to the cyclical nature of the real estate development industry, we expect to experience variability in our future operating results on a quarterly and an annual basis.  Factors expected to contribute to this variability include, among other things:

·                the timing of land acquisitions and permitting;

·                the timing of home closings, land sales and level of home sales;

·                our ability to continue to acquire additional land or options thereon on acceptable terms;

·                the condition of the real estate market and the general economy; and

·                delays in construction due to natural disasters, adverse weather, reduced contractor availability and strikes.

For example, the timing of land acquisitions and permitting impacts our ability to pursue the development of new housing projects in accordance with our business plan.  If the timing of land acquisitions, zoning or regulatory approvals is delayed, we will be delayed in our ability to develop housing projects, which would likely decrease our backlog.  Furthermore, these delays could result in a decrease in our revenues and earnings for the periods in which the delays occur and possibly subsequent periods until the planned housing projects can be completed.  A delay in home closings due to natural disasters, adverse weather or contractor availability would have a similar impact on revenues and earnings for the period in which the delays occur.  Further, revenues may increase in subsequent periods over what would normally be expected as a result of increased home closings as the delays described above are resolved.

Changes in the government regulations applicable to homebuilders could restrict our business activities, increase our operating expenses and cause our revenues to decline.

Regulatory requirements applicable to homebuilders could cause us to incur significant liabilities and operating expenses and could restrict our business activities.  We are subject to local, state and federal statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of worker health and safety, and the environment.  Our operating expenses may be increased by governmental regulations, such as building permit allocation ordinances, impact and other fees and taxes, which may be imposed to defray the cost of providing certain governmental services and improvements. Other governmental regulations, such as building moratoriums and “no growth” or “slow growth” initiatives, which may be adopted in communities which have developed rapidly, may cause delays in our home projects or otherwise restrict our business activities resulting in reductions in our revenues.  Any delay or refusal to grant us necessary licenses, permits or approvals from government agencies could cause substantial increases to development costs or cause us to abandon the project and to sell the affected land at a potential loss, which in turn could harm our operating results.

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

The market value of our real estate interests could decline, which may require write-downs of the carrying value of our real estate held for sale to its estimated fair value. Any write-downs would negatively impact our results of operations.

The risk of owning developed and undeveloped land can be substantial for homebuilders. Homebuilding requires that we acquire land for replacement and expansion of land inventory within our existing and new markets.  The risks inherent in purchasing and developing land increase as consumer demand for housing decreases.  Thus, we may have bought and developed land which we cannot profitably sell or on which we cannot profitably build and sell homes.  The market value of land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic market conditions. It is possible that the measures we employ to manage inventory risks will not be successful and as a result our operations may suffer.  In addition, inventory carrying costs can be significant and can result in losses in a poorly performing market.  Prevailing market conditions may significantly influence the market value of our real estate held for sale.  In the event of changes in economic or market conditions, we may have to sell homes or land inventory at lower margins or at a loss.  Furthermore, if the market conditions continue to deteriorate, we will be required to record write-downs of the carrying value of our real estate held for sale.  Such write-downs would have a negative impact on our results of operations and financial condition.

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

The homebuilding industry is highly competitive. We face competition from other developers on the island of Hawaii and from other luxury residential properties in Hawaii and the mainland United States.  In many cases, our competitors have greater financial and other resources, more established market positions, lower costs of capital, labor and material than we do.  Homebuilders compete for, among other things, desirable land, financing, raw materials, skilled labor and purchasers.  We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous homebuilders, including some homebuilders with greater financial resources and/or lower costs than us.  Increased competition could also reduce the number of homes we deliver, reducing our revenues, or cause us to accept reduced margins to maintain sales volumes. A reduction in our revenue or margins due to competitive factors could affect our ability to service our debt, including the credit facilities.

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

A significant portion of our contract drilling division revenues is derived from water and infrastructure contracts with governmental entities or agencies.  Reduced tax revenues and governmental budgets may limit spending by local governments which in turn will affect the demand for our services.  Material reductions in spending by a significant number of local governmental agencies could have a material adverse effect on our business, results of operations, liquidity and financial position.

Our contract drilling operations face significant competition.

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

Awarding of contracts is dependent upon our ability to obtain contract bid and performance bonds from insurers.

Although the Company has not experienced difficulties in obtaining such bonds in the past, there can be no assurance that our ability to obtain such bonds will continue on the same basis as the past. Additionally, bonding insurance rates may increase and have an impact on our ability to win competitive bids, which could have a corresponding material impact on contract drilling operating results.

The contracts in our backlog are subject to change orders and cancellation.

Our backlog consists of the uncompleted portion of services to be performed under contracts that have been started and new contracts not yet started.  Our contracts are subject to change orders and can be cancelled and if our estimated backlog is reduced significantly, this could adversely affect our operations.

The occurrence of natural disasters in Hawaii could adversely affect our business.

The occurrence of a natural disaster in Hawaii such as, but not limited to, earthquakes, landslides, hurricanes, tornadoes, volcanic activity, droughts and floods, could have a material adverse effect on our ability to complete our contracts.

Entity-Wide Risks

The continued economic slowdown may have impacts on our business and financial condition that we currently cannot predict.

The ongoing economic slowdown may have further impacts on our business and our financial condition, and we may face additional challenges if economic conditions do not improve.  Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise capital, which could have an impact on our flexibility to react to changing economic and business conditions.  The economic situation could adversely affect the demand for real estate development activities in the state of Hawaii which in turn could cause a decline in the water well drilling and/or pump installation services required. Furthermore, weak market conditions could cause a deeper decrease in demand for luxury homes.  Additionally, economic conditions could lead to a further reduction in demand for oil and natural gas, or lower prices for natural gas and oil, or both, which could have a negative impact on our revenues.

We are reliant upon future cash flows from operations, land investment segment development rights and percentage of sales proceeds, and available credit as a source of liquidity.  If estimated cash inflows do not occur timely or are less than current expectations, our liquidity may be negatively impacted.

In addition to cash flows from oil and natural gas, residential real estate and contract drilling operations, we rely upon land investment segment development rights and percentage of sales payment proceeds as a source of liquidity.  However, oil and natural gas prices have been historically volatile and the timing and amount of land investment segment percentage of sales proceeds are unpredictable, may be sporadic, and are not under our control.  Development rights proceeds, on the other hand, are scheduled but there is no assurance that the final development rights option monies will be received.

We also have a credit facility with a Canadian bank that is denominated in Canadian dollars.  Any decreases in currency exchange rates affect the amount of credit available to us.  Furthermore, our real estate credit facility’s loan advance limitation is subject to the underlying security’s appraised value.  Any decreases in the appraised value of the underlying security could result in the need to pay down a portion of the outstanding borrowings.

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

At September 30, 2010, we had borrowings under our credit facilities of approximately $26 million.  In the ordinary course of business, we may incur significant additional debt, to the extent permitted by our credit facilities, in order to fund future capital expenditures, acquisitions and homebuilding activities.

The terms of our credit facilities impose restrictions on our ability and, in some cases, the ability of our subsidiaries to take a number of actions that we may otherwise desire to take, including one or more of the following:

·                incurring additional debt, including guarantees of indebtedness;

·                making investments;

·                creating liens on our assets; and

·                selling assets.

Our level of indebtedness and the covenants contained in our financing agreements could have important consequences.  For example, it could:

·                limit our ability to obtain future financing, through equity offerings or debt financings, for working capital, capital expenditures, acquisitions, refinancing of indebtedness or general corporate and other activities;

·                require us to dedicate a substantial portion of our cash flow from operations to service our debt, thereby reducing our ability to use our cash flow for other purposes (i.e., working capital, capital expenditures, and other general business activities);

·                limit our flexibility in planning for, or reacting to, the changes in our business;

·                subject us to higher costs and more restrictive covenants in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes, if additional financing is obtained;

·                make us vulnerable to increases in interest rates as our credit facilities are subject to variable interest rates;

·                detract from our ability to successfully withstand a downturn in our business or the economy generally;

·                place us at a competitive disadvantage because we have more debt than some of our competitors; and

·                make us more vulnerable to general economic downturns and adverse developments in our industries, especially declines in oil and natural gas prices, and the economy in general.

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

In addition, our Canadian revolving credit facility is subject to periodic redetermination.  A decrease in the facility could require us to repay indebtedness in excess of the borrowing base, or we may need to further secure the lenders with additional collateral.

Borrowings under the real estate non-revolving credit facility are subject to a loan advance limitation based on the appraised value of the underlying security.  The loan advance limitation may be reduced as a result of a decrease in appraised value of the underlying security.  If borrowings under the facility exceed the loan advance limitation, Barnwell will be required to make debt repayments in the amount of the excess.

The price of our common stock has been volatile and could continue to fluctuate substantially.

The market price of our common stock has been volatile and could fluctuate based on a variety of factors, including:

·                fluctuations in commodity prices;

·                variations in results of operations;

·                announcements by us and our competitors;

·                legislative or regulatory changes;

·                general trends in the industry;

·                general market conditions; and

·                analysts’ estimates and other events in the oil and natural gas industry.

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

As of September 30, 2010, two of our investors and our executive officers held approximately 45% of our common stock.  The interests of these stockholders may not always coincide with the interests of other stockholders.  These stockholders, acting together, have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of us.  These stockholders are able to exercise significant control over our business, policies and affairs.

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

We are involved as a passive minority-interest partner in joint venture relationships and may initiate future joint venture projects.  Entering into a joint venture as a passive minority-interest partner involves certain risks which include:

·                the inability to exercise voting control over the joint venture;

·                economic or business interests which are not aligned with our venture partners, including the holding period and timing of ultimate sale of the ventures’ underlying assets; and

·                the inability for the venture partner to fulfill its commitments and obligations due to financial or other difficulties.

General economic conditions in the lodging industry could adversely affect our financial results.

We own a 1.5% passive minority interest in Hualalai Resort, which includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse, and a 1.5% passive minority interest in the Kona Village Resort, an 80-acre oceanfront hotel property.  Soft economic conditions and reduced travel to North Kona, Hawaii could adversely affect these interests and, therefore, our financial results related to our investment.  The aforementioned properties are also subject to risks that generally relate to investments in commercial real estate, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, the ongoing need for capital improvements to maintain or upgrade properties, fluctuations in real estate values, and the relative illiquidity of real estate compared to other investments.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE Amex under the ticker symbol “BRN.”  The following tables present the quarterly high and low sales prices, on the NYSE Amex, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2008	$10.22	$2.95	December 31, 2009	$5.85	$4.10
March 31, 2009	5.97	2.25	March 31, 2010	4.82	2.50
June 30, 2009	5.72	3.75	June 30, 2010	4.50	2.76
September 30, 2009	5.30	2.96	September 30, 2010	3.34	2.58

Holders

As of December 1, 2010, there were 8,277,160 shares of common stock, par value $0.50, outstanding.  There were approximately 950 holders of the common stock of the registrant as of December 1, 2010.

Dividends

No dividends were declared or paid during fiscal years 2010 or 2009.  The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

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

ITEM 7.                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2010 and 2009, and the related Consolidated Statements of Operations, Equity and Comprehensive Income (Loss), and Cash Flows for the years ended September 30, 2010 and 2009. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

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

Oil and natural gas properties - full cost ceiling calculation and depletion

Policy Description

We use the full cost method of accounting for our oil and natural gas properties under which we are required to conduct quarterly calculations of a “ceiling,” or limitation, on the carrying value of oil and natural gas properties.  The ceiling limitation is the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down.

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments.  Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures.  The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries.  Our reserve estimates are prepared annually by independent petroleum consultants and quarterly by internal personnel.  The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information.  In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 4% of the previous year’s estimate. However, there can be no assurance that more significant revisions will not be necessary in the future.  If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.  If reported reserve volumes were revised downward by 5% at the end of fiscal 2010, the ceiling limitation would have decreased approximately $2,552,000.  This decrease would not have resulted in a write-down during the fourth quarter of fiscal 2010.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production.  Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production.  If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2010, depletion for fiscal 2010 would have increased by approximately $413,000.

While the quantities of proved reserves require substantial judgment, the associated prices of oil, natural gas and natural gas liquids reserves and the applicable discount rate that are used to calculate the discounted present value of the reserves do not require judgment.  The ceiling calculation dictates that a 10% discount factor be used and that average first-day-of-the-month prices during the 12-month period ending in the reporting period are held constant. Costs included in future net revenues are determined in a similar manner.  As such, the future net revenues associated with the estimated proved reserves are not based on our assessment of future prices or costs.

Oil and natural gas prices have historically been volatile.  Therefore, oil and natural gas property write-downs that result from applying the full cost ceiling limitation as a result of fluctuations in prices, as opposed to reductions to the underlying quantities of reserves, should not be viewed as absolute indicators of a reduction of the ultimate value of the related reserves.

Impairment of Real Estate Held for Sale and Investment in Residential Parcels

Policy Description

Real estate held for sale and investment in residential parcels are recorded at the lower of cost or estimated fair value less costs to sell.  If an asset’s fair value less costs to sell, based on estimated future cash flows, management estimates or market comparisons, is less than its carrying amount, the asset is written down to its estimated fair value.

Judgments and Assumptions

Real estate held for sale and investment in residential parcels are reviewed for possible impairment when events or circumstances indicate that the carrying values may not be recoverable.  If the evaluation determines that the recorded value will not be recovered, the carrying value of real estate held for sale and investment in residential parcels are written down to its estimated fair value less costs to sell.  This evaluation requires management to make assumptions and apply considerable judgments based on market conditions and comparable sales transactions.  Changes in assumptions may require valuation adjustments that may materially impact the Company’s financial condition or its future operating results.

Impairment of Investments in Land Interests

Policy Description

Investments in land interests are recorded at the lower of cost or estimated fair value.  If an asset’s fair value, based on estimated future cash flows, management estimates or market comparisons, is less than its carrying amount, the asset is written down to its estimated fair value.

Judgments and Assumptions

Investments in land interests are reviewed for possible impairment when events or circumstances indicate that the carrying values may not be recoverable.  The estimated future cash flows generated by the asset, management estimates or market comparisons are compared with the amount recorded to assess the recoverability of the carrying value of the asset.  If the evaluation determines that the recorded value will not be recovered, our investments in land interests are written down to its estimated fair value. This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, uncertainty about future events, including changes in economic conditions, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets. Changes in these and other assumptions may require valuation adjustments that may materially impact the Company’s financial condition or its future operating results.

Impairment of Investment in Joint Ventures

Policy Description

Joint venture investments are reviewed for possible impairment when events or circumstances indicate that there is an other-than-temporary loss in value.  An investment is written down to fair value if there is evidence of a loss in value which is other-than-temporary.

Judgments and Assumptions

The Company’s investment in joint ventures is reviewed for impairment whenever there is an indication of a loss in value. An investment is written down to fair value if the impairment is other-than-temporary.  In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgment are involved.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions, as well as a joint venture’s current and future plans to the extent that such plans are known to the Company.  Impairment calculations contain additional uncertainties because they require management to make assumptions and apply judgments to estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates.  Changes in these and other assumptions could affect the projected operational results of the unconsolidated affiliates and, accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results.

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

Barnwell recognizes the financial statement effects of tax positions when it is more likely than not that the position will be sustained by a taxing authority.

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

Management believes that Barnwell’s provision for uncertain tax positions is reasonable.  However, the ultimate resolution of tax treatments disputed by governmental authorities may adversely affect Barnwell’s current and deferred income tax amounts.

Asset Retirement Obligation

Policy Description

Barnwell records the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset.  Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities. The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.  Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations. Actual asset retirement obligations through the end of fiscal 2010 have not materially differed from our estimates. However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future.  A 20% increase in accretion and depletion of the asset retirement obligation would have increased Barnwell’s fiscal 2010 expenses before taxes by approximately $156,000.

Contractual Obligations

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

Overview

Barnwell is engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment), 2) investing in land interests in Hawaii (land investment segment), 3) developing homes for sale in Hawaii (residential real estate segment), and 4) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts with marketers of oil. Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers.  Oil and natural gas prices are determined by many factors that are outside of our control. Market prices for oil and natural gas products are dependent upon factors such as, but not limited to, changes in market supply and demand, which are impacted by overall economic activity, changes in weather, pipeline capacity constraints, inventory storage levels, and output.  Petroleum and natural gas prices are very difficult to predict and fluctuate significantly.  Natural gas prices tend to be higher in the winter than in the summer due to increased demand, although this trend has become less pronounced due to the increased use of natural gas to generate electricity for air conditioning in the summer and increased natural gas storage capacity in North America.

Oil and natural gas exploration, development and operating costs generally follow trends in product market prices, thus in times of higher product prices the cost of exploring, developing and operating the oil and natural gas properties will tend to escalate as well.  Capital expenditures are required to fund the exploration, development, and production of oil and natural gas.  Cash outlays for capital expenditures are largely discretionary, however, a minimum level of capital expenditures is required to replace depleting reserves.  Due to the nature of oil and natural gas exploration and development, significant uncertainty exists as to the ultimate success of any drilling effort.

Land Investment Segment

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, within and adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  A former director of Barnwell and owner of a non-controlling interest in certain of Barnwell’s business ventures and his affiliated entities indirectly own 19.3% of Kaupulehu Developments.  Refer to Note 20 of the “Notes to Consolidated Financial Statements” in Item 8 for further discussion on related party interests.

Kaupulehu Developments’ interests include the following:

·                Development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club which are under option to a developer. As of September 30, 2010, the development rights are under option for one remaining payment of $2,656,000 due on December 31, 2010.

·                The right to receive payments resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by third party developers.

·                Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above. Kaupulehu Developments has an agreement which provides a potential developer with the exclusive right to negotiate with Kaupulehu Developments with respect to these 1,000 acres.  This right expires in June 2015 or in June 2013 if the developer has not completed all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of the 1,000 acres.

Barnwell, through wholly-owned Kaupulehu Mauka Investors, LLC, owns acquisition rights as to 14 lots within agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, on the island of Hawaii.  The acquisition rights give Barnwell the right to acquire 14 residential lots, currently estimated to be two to five acres in size, which may be developed on the Mauka Lands.  These lands are currently classified as agricultural by the state of Hawaii and, accordingly, the developer of these lands (Hualalai Investors) will need to pursue both state and county of Hawaii approvals for reclassification and rezoning to permit the development of residential lots and negotiate development terms.

Barnwell owns an 80% controlling interest in Kaupulehu 2007, a Hawaii limited liability limited partnership.  Kaupulehu 2007 owns two residential parcels in the Kaupulehu area which are currently held for investment.  A former director of Barnwell and owner of a non-controlling interest in certain of Barnwell’s business ventures and his affiliates have a 20% interest in Kaupulehu 2007.  Refer to Note 20 of the “Notes to Consolidated Financial Statements” in Item 8 for further discussion on related party interests.

Residential Real Estate Segment

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, constructs and sells luxury single-family homes. Kaupulehu 2007 has two completed luxury residences listed for sale and does not have any homes under construction.

Contract Drilling Segment

Barnwell drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Investment in Joint Ventures

Barnwell owns an 80% interest in Kaupulehu Investors, LLC, which owns 1.5% passive minority interests in three joint ventures, Hualalai Investors JV, LLC and Hualalai Investors II, LLC (hereinafter collectively referred to as “Hualalai Investors”), which own Hualalai Resort, and Kona Village Investors, LLC, which owns Kona Village Resort.  A former director of Barnwell and owner of a non-controlling interest in certain of Barnwell’s business ventures and his affiliates have a 20% interest in Kaupulehu Investors, LLC.  Refer to Note 20 of the “Notes to Consolidated Financial Statements” in Item 8 for further discussion on related party interests.

Business Environment

Our primary operations are concentrated in Canada and in the state of Hawaii.  Accordingly, our business performance is directly affected by macroeconomic conditions in those areas, as well as general economic conditions of the U.S. domestic and world economies.  Current global economic conditions differentiate recent times from years past. Although signs of economic recovery appear to exist, sluggish demand continues to impact all of the Company’s segments in both Hawaii and Canada.

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on existing oil and natural gas prices. Historically, oil and natural gas prices have been extremely volatile.  Oil and natural gas prices hit historic high levels in fiscal 2008. Through the date of this filing, oil and natural gas prices have fallen sharply from their record levels. Natural gas prices for Barnwell, based on quarterly averages during the three years ended September 30, 2010, have ranged from a low of $2.70 per thousand cubic feet (the average price for the quarter ended September 30, 2009) to a high of $9.70 per thousand cubic feet (the average price for the quarter ended June 30, 2008).  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $35.20 per barrel (the average price for the quarter ended March 31, 2009) to a high of $117.22 per barrel (the average price for the quarter ended June 30, 2008).  Declines in oil and natural gas prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Land Investment and Residential Real Estate Segments

The values of the Company’s investment in residential parcels and real estate held for sale are impacted by development activity and real estate values in the surrounding area.  As a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels and real estate held for sale are located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels and real estate held for sale was necessary in the year ended September 30, 2010. Accordingly, Barnwell recorded a $2,149,000 reduction of the carrying value of these assets during the year ended September 30, 2010.  Continued weak real estate sales activity could result in additional write-downs.

Kaupulehu 2007’s two luxury homes are complete and available for sale.  One home is a fully furnished 5-bedroom, 6.5-bath ranch-style home and is 6,337 square feet in size.  The second home, currently unfurnished, is of similar design and is 6,275 square feet in size.

Our ability to achieve our expectations regarding the sale of the completed residences and/or lots held for investment is contingent upon the strength of the luxury real estate market.  Actual future results could be lower than our current estimates.  Barnwell will have continuing cash outflows such as debt repayments, interest, maintenance, property taxes, and other holding costs until the homes and lots are sold.

During fiscal 2010, development work on the Kaupulehu Lot 4A area by WBKD continued with the overall landscape plan including planting of trees and other groundscape materials in various areas. The first house to start construction in this Increment I area was completed in the summer of 2009.  Aside from this house and the two houses built by our Kaupulehu 2007 residential real estate venture, two other houses are nearing completion and one other has started construction.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii.  The latest University of Hawaii Economic Research Organization (“UHERO”) forecast indicates the construction industry will return to modest growth in 2011. However, UHERO estimates significant job and income growth in the construction sector will not recommence until the next industry upswing is in progress in 2013.

Investment in Joint Ventures

According to the State of Hawaii Department of Business, Economic Development and Tourism, signs are pointing to economic recovery at a slow and gradual pace.  Hawaii’s visitor arrivals, visitor days, and visitor spending in 2011 are anticipated to exceed 2010 levels.  However, these estimates are cautiously optimistic and depend greatly on the recovery of both the national and international economies.

Results of Operations

Summary

Net earnings attributable to Barnwell for fiscal 2010 totaled $3,840,000, a $28,202,000 increase from a net loss of $24,362,000 in fiscal 2009.  This increase was largely attributable to the following:

·                Reductions in carrying values of assets in the prior year were $28,387,000, $26,238,000 higher than the current year.  The prior year included a $26,348,000 reduction of the carrying value of oil and natural gas properties and $2,039,000 in reductions of the carrying values of Barnwell’s investments in joint ventures and lot acquisition rights, as compared to a $2,149,000 reduction of the carrying value of Barnwell’s investment in residential parcels and real estate held for sale in the current year;

·                Oil and natural gas segment operating profit (excluding the impact of the reduction in carrying value of oil and natural gas properties discussed above) increased $5,918,000 before taxes, primarily due to:

t     Higher prices received for oil and natural gas liquids partially offset by lower production;

t     Lower depletion expense in large part due to the prior year’s impact of the reduction in carrying value of oil and natural gas properties; and

t     Income from third-party drilling credits purchased during fiscal 2010 totaling $1,323,000;

·                A $4,810,000 increase in land investment segment operating profits before taxes and non-controlling interests’ share of such profits (and excluding the impact of the reduction in carrying value of investment in residential parcels discussed above) due to increased sales; and

·                An approximately $1,465,000 current income tax benefit from recent legislation which expands the number of years Barnwell can carry back U.S. federal income tax losses.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 13% in fiscal 2010, as compared to fiscal 2009, and the exchange rate of the Canadian dollar to the U.S. dollar increased 4% at September 30, 2010, as compared to September 30, 2009. Accordingly, the assets, liabilities, equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively.  Other comprehensive income and losses are not included in net earnings (loss).  Other comprehensive income due to foreign currency translation adjustments, net of taxes, for fiscal 2010 was $1,396,000, a $3,355,000 increase from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $1,959,000 in fiscal 2009.  There was no tax on other comprehensive income due to foreign currency translation adjustments in fiscal 2010 due to a full valuation allowance on the related deferred tax asset.

Foreign currency transaction gains and losses were not material in fiscal 2010 and 2009 and are reflected in “General and administrative” expenses in the Consolidated Statements of Operations.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between Canadian and U.S. dollars.

Oil and natural gas revenues

Selected Operating Statistics

The following tables set forth Barnwell’s annual net production and annual average price per unit of production for fiscal 2010 as compared to fiscal 2009.  Production amounts reported are net of royalties.

	Annual Net Production
			Increase (Decrease)
	2010	2009	Units	%
Natural gas (Mcf)	3,245,000	3,567,000	(322,000)	(9%)
Oil (Bbls)	140,000	170,000	(30,000)	(18%)
Liquids (Bbls)	103,000	98,000	5,000	5%

	Annual Average Price Per Unit
			Increase
	2010	2009	$	%
Natural gas (Mcf)*	$ 3.82	$ 3.79	$ 0.03	1%
Oil (Bbls)	$ 69.55	$ 48.94	$ 20.61	42%
Liquids (Bbls)	$ 40.05	$ 24.47	$ 15.58	64%

*      Natural gas price per unit is net of pipeline charges.

Oil and natural gas revenues increased $2,606,000 (10%) from $24,950,000 in fiscal 2009 to $27,556,000 in fiscal 2010, primarily due to increases in oil and natural gas liquids prices, which increased 42% and 64%, respectively, as compared to prices in fiscal 2009.

Natural gas production decreased in fiscal 2010 as compared to fiscal 2009 due primarily to natural declines, including at Dunvegan, Barnwell’s principal oil and natural gas property.  Gross natural gas production decreased 15% in fiscal 2010 as compared to fiscal 2009; Dunvegan decreased by 10% and all other properties decreased by 22%.  The decreases in gross production were partially offset by lower natural gas royalties, yielding a decrease in net natural gas production of 9%.  At Dunvegan, net natural gas production remained essentially unchanged (decreased 26,000 Mcf or 1%), and net natural gas production at all other properties decreased 18%.  Dunvegan contributed approximately 60% of Barnwell’s net natural gas production in fiscal 2010, as compared to 55% in fiscal 2009.  In fiscal 2010, natural gas production from the Dunvegan Unit was responsible for approximately 57% of Barnwell’s natural gas revenues, as compared to 53% in fiscal 2009.

Net oil production decreased 18% during fiscal 2010 as compared to fiscal 2009, due primarily to natural declines in production, higher Alberta crown royalty rates due to higher oil prices, and available pipeline at one property being closed to correct for corrosion.  Gross oil production decreased 8% in fiscal 2010 as compared to fiscal 2009.

In 2010, the Government of Alberta announced the results of its natural gas and conventional oil competitiveness review and published its policy response, Energizing Investment, a Framework to Improve Alberta’s Natural Gas and Conventional Oil Competitiveness, which will modify Alberta’s royalty framework effective January 1, 2011.  In June 2010, the Alberta government finalized the changes to the royalty framework which reduces the maximum royalty rate of 50% for oil and natural gas production to 40% and 36%, respectively.

Oil and natural gas operating expenses

Operating expenses increased $272,000 (3%) to $10,203,000 in fiscal 2010, as compared to $9,931,000 in fiscal 2009, primarily due to a 13% increase in the average exchange rate of the Canadian dollar to the U.S. dollar that increased oil and natural gas operating expenses $1,172,000. The increase was partially offset by lower workover activity and repairs at all properties and lower production.

Sale of development rights and Sale of interest in leasehold land

Kaupulehu Developments holds development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club which are under option to Hualalai Investors, the owner and current developer of Hualalai Resort.  Revenues related to sales of development rights under option for the years ended September 30, 2010 and 2009 are summarized as follows:

	Year ended September 30,
	2010	2009

Sale of development rights under option:
Proceeds	$2,656,000	$886,000
Fees	(159,000)	(53,000)

Revenues – sale of development rights, net	$2,497,000	$833,000

The $886,000 of proceeds received during fiscal 2009 represents the balance of the development rights option due in December 2008 as $1,770,000 of the $2,656,000 development rights option due at that time was received ahead of schedule in May 2008.

As of September 30, 2010, the development rights are under option for one remaining payment of $2,656,000 due on December 31, 2010. If this last option payment is not made, the development rights option will expire; there is no assurance this option will be exercised.

The following table summarizes the Increment I percentage of sales payment revenues received for the years ended September 30, 2010 and 2009.

	Year ended September 30,
	2010	2009

Sale of interest in leasehold land:
Revenues from percentage of sales payments	$3,560,000	$214,000
Fees	(213,000)	(13,000)

Revenues – sale of interest in leasehold land, net	$3,347,000	$201,000

WB sold nine ocean front single-family lots in Increment I during the year ended September 30, 2010 and one single-family lot during the year ended September 30, 2009.  Twenty-six of the 80 single-family lots planned for Increment I have been sold as of September 30, 2010, 19 of which are ocean front lots and 7 of which are ocean view lots.  There is no assurance with regards to the amounts of future payments to be received.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues increased $1,182,000 (22%) to $6,517,000 in fiscal 2010, as compared to $5,335,000 in fiscal 2009, and contract drilling operating expenses increased $1,208,000 (28%) to $5,600,000 in fiscal 2010, as compared to $4,392,000 in fiscal 2009.  The contract drilling segment generated a $437,000 operating profit before general and administrative expenses during fiscal 2010, a decrease of $94,000 (18%) as compared to an operating profit before general and administrative expenses of $531,000 in fiscal 2009.  The decrease was primarily due to a unique well drilling project in fiscal 2010 that was drilled from sea level to well below sea level in an effort to obtain cold sea water which encountered unforeseen significant water intrusions and therefore increased drilling difficulties. Additionally, 48% of drilling revenues in fiscal 2010 were on two government jobs that required the payment of wages at the higher “Davis-Bacon” rate.  These impacts were partially offset by increased well drilling activity during fiscal 2010 as compared to fiscal 2009.

At September 30, 2010, there was a backlog of four well drilling contracts and 11 pump installation and repair contracts, of which three well drilling and seven pump installation and repair contracts were in progress as of September 30, 2010.  The backlog of contract drilling revenues as of December 1, 2010 was approximately $2,840,000.  All but one of the contracts in backlog at December 1, 2010 are expected to be completed within fiscal year 2011.

Contract drilling revenues and costs are not seasonal in nature but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.

Gas processing and other

Gas processing and other income increased $1,096,000 (128%) to $1,955,000 in fiscal 2010 as compared to $859,000 in fiscal 2009. $1,323,000 of the increase was attributable to third-party drilling credits purchased by the oil and natural gas segment during fiscal 2010.  The Canadian province of Alberta provides a drilling credit based on a fixed dollar amount per meter drilled to eligible companies which drill new conventional oil and natural gas wells on Alberta crown lands.  Certain companies have drilling credits which are in excess of a formulaic maximum based upon royalties paid, which results in such companies being unable to fully claim their drilling credits.  Other companies who have had limited drilling activity have earned drilling credits that are cumulatively less than the formulaic maximum. Barnwell successfully acquired drilling credits for less than par value from an entity that had drilling credits in excess of its formulaic maximum, therefore Barnwell realized a gain of $1,323,000.  The increase related to the drilling credit was partially offset by a decrease due to a $146,000 refund of unused gas contract management funds from a natural gas marketer received in fiscal 2009.  There was no such refund in fiscal 2010.

General and administrative expenses

General and administrative expenses increased $432,000 (5%) to $8,331,000 in fiscal 2010, as compared to $7,899,000 in fiscal 2009. The increase was primarily attributable to i) a $381,000 increase in expenses incurred by the residential real estate segment and joint venture investments due to ongoing holding and maintenance costs, ii) a $336,000 increase in stock appreciation rights expense due to fluctuations in Barnwell’s stock price as well as the granting of new awards and incremental vesting of outstanding awards, and iii) a $256,000 increase due to a 13% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.  The increase was partially offset by a $537,000 decrease in compensation costs.

Depletion, depreciation, and amortization

Depletion, depreciation and amortization decreased $2,251,000 (19%) to $9,302,000 in fiscal 2010, as compared to $11,553,000 in fiscal 2009, due to a 24% decrease in the depletion rate resulting from the fiscal 2009 reduction of the carrying value of oil and natural gas properties and an 8% decrease in net production in Mcfe.  The decrease was partially offset by a 13% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Reduction of carrying value of assets

During fiscal years 2010 and 2009, Barnwell reduced the carrying value of certain assets.  A breakdown of the reduction of the carrying value of assets as reported in the Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2010	2009

Investment in residential parcels	$1,578,000	$-
Real estate held for sale	571,000	-
Lot acquisition rights – Mauka Lands	-	912,000
Investment in joint ventures	-	1,127,000
Oil and natural gas properties	-	26,348,000

Total reduction of carrying value of assets	$2,149,000	$28,387,000

As a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels and real estate held for sale are located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels and real estate held for sale was necessary in the year ended September 30, 2010. Accordingly, Barnwell recorded a $2,149,000 reduction of the carrying value of these assets during the year ended September 30, 2010.  No reduction was necessary during fiscal 2009.

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  Due to a significant decline in prices, Barnwell’s net capitalized costs exceeded the ceiling limitation at the end of the second and third quarters of fiscal 2009.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $26,348,000 during the year ended September 30, 2009.  No such reduction was necessary during fiscal 2010.

During the year ended September 30, 2009, Barnwell determined that a $912,000 reduction of the carrying value of its lot acquisition rights in the Mauka Lands was necessary as a result of widespread impacts of the economic recession and tightened credit markets. Additionally, Barnwell recorded a $1,127,000 non-cash reduction in the carrying value of its investment in joint ventures during the year ended September 30, 2009 due to declines in values that are deemed other-than-temporary.  No such reductions were necessary during fiscal 2010.

Bad debt expense

Net bad debt expense of $570,000 in fiscal 2009 primarily reflects a provision for doubtful accounts due to uncertainty regarding the collectability of a receivable from a customer experiencing difficulties as a result of the financial and economic crisis.  There was no bad debt expense during fiscal 2010.

Interest expense

Interest expense increased $313,000 (34%) to $1,225,000 in fiscal 2010, as compared to $912,000 in fiscal 2009, primarily due to the fact that no interest was capitalized during fiscal 2010 as development of the residential homes was completed in fiscal 2009.  Also contributing to the increase in interest expense were higher average interest rates and higher loan commitment fee expenses.

Interest costs for the fiscal years ended September 30, 2010 and 2009 are summarized as follows:

	Year ended September 30,
	2010	2009

Interest costs incurred	$1,225,000	$1,165,000
Less interest costs capitalized	-	253,000

Interest expense	$1,225,000	$912,000

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

Included in the income tax provision for fiscal 2010 is an approximately $1,465,000 benefit from a change in tax law enacted in November 2009 which expands the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the prior year.  Partially offsetting the $1,465,000 benefit was a $768,000 increase in income tax expense due to an increase in the valuation allowance for certain deferred tax assets.  Included in the income tax benefit for fiscal 2009 is a $4,789,000 non-cash charge to income tax expense resulting from an increase in the valuation allowance for certain deferred tax assets.

Net earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests increased $643,000 (346%) to $457,000 in fiscal 2010, as compared to a net loss attributable to non-controlling interests of $186,000 in fiscal 2009, primarily due to impacts to non-controlling interests of higher revenues reported by the land investment segment.  The increase was partially offset by higher write-downs of Barnwell’s assets impacting non-controlling interests in fiscal 2010 as compared to fiscal 2009.

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

Impact of Recently Issued Accounting Standards on Future Filings

None.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At September 30, 2010, Barnwell had $10,674,000 in cash and cash equivalents, $9,561,000 in working capital, and approximately $6,422,000 of available credit under its credit facility with its Canadian bank.  Barnwell’s future liquidity and ability to fund capital expenditures is dependent upon operating cash flows, existing working capital, available credit under its credit facility with its Canadian bank, and its ability to access debt and equity markets.

Cash Flows

Cash flows provided by operations totaled $7,468,000 for fiscal 2010, as compared to $3,060,000 of cash flows used in operations for the same period in fiscal 2009.  The $10,528,000 change was primarily due to a decrease in residential real estate home development costs, increased oil and natural gas segment profits, and changes in working capital.

Net cash provided by investing activities totaled $1,811,000 for fiscal 2010, as compared to $7,611,000 of cash flows used in investing activities for the same period in fiscal 2009.  The $9,422,000 change was primarily attributable to a $4,810,000 increase in proceeds from land investment segment sales and a $3,698,000 decrease in capital expenditures due to lower oil and natural gas capital expenditures partially offset by the acquisition of a drilling rig by the contract drilling segment.

Cash flows used in financing activities totaled $5,411,000 for fiscal 2010, as compared to $4,579,000 of cash flows provided by financing activities for fiscal 2009.  The $9,990,000 change was primarily due to $5,000,000 in debt repayments in fiscal 2010 as compared to net long-term borrowings of $4,715,000 in fiscal 2009.

Credit Arrangements

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2010 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$19,422,000 at the September 30, 2010 exchange rate.  At September 30, 2010, borrowings under this facility were US$13,000,000, and Barnwell had approximately $6,422,000 of unused credit available.  The interest rate on this facility at September 30, 2010 was 3.5%.  The facility is available in U.S. dollars at LIBOR plus 3.25%, at U.S. prime plus 2.25%, or in Canadian dollars at Canadian prime plus 2.25%.  A standby fee of 0.8125% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $49,000 in April 2010 to renew the facility.

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, has a credit facility with a Hawaii financial institution. This credit facility, which originally provided a $16,000,000 revolving line of credit, was modified in April 2010.  Under the loan modification, the facility was changed to non-revolving, the termination date was extended to February 2012, and Kaupulehu 2007 made a $2,000,000 principal payment and is required to make a scheduled principal payment of $500,000 per quarter due on March 31, June 30, September 30 and December 31 of each year.  Two $500,000 payments were made in fiscal 2010, reducing the facility amount to $13,000,000 at September 30, 2010.  If Kaupulehu 2007 sells one of its homes, the quarterly payment will be reduced to $250,000 per quarter.  The outstanding principal balance bears interest at a rate equal to the higher of the financial institution’s floating base rate or 4.5%.  The interest rate on this facility at September 30, 2010 was 4.5%.  Any unpaid principal balance and accrued interest will be due and payable on February 1, 2012.  Additionally, Kaupulehu 2007 paid a $55,000 fee in April 2010 to modify the terms of the facility.

The modified agreement specifies that Kaupulehu 2007 maintain an interest reserve account which serves as collateral for the facility.  The reserve account is classified as restricted cash and interest is deducted from this reserve on a monthly basis.  In April 2010, Kaupulehu 2007 funded the interest reserve account with $473,000 to cover estimated interest payments through December 2010. In January 2011, Kaupulehu 2007 is to replenish the interest reserve account to cover estimated interest payments through the credit termination date, based on the then-outstanding principal balance of the credit facility and the prevailing interest rate.

Under the modified agreement, the principal balance of the credit facility may not exceed the sum of 75% of the as-is value of the lots and 80% of the as-is value of the homes through December 30, 2010, after which the principal balance of the credit facility may not exceed the sum of 60% of the as-is value of the lots and 70% of the as-is value of the homes. Therefore, Kaupulehu 2007 will be required to make a debt repayment in the amount of $1,054,000, in addition to the scheduled $500,000 quarterly principal payment, on December 31, 2010. Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to the greater of (1) 100% of the net sales proceeds of the home and lot or (2) $1,500,000 for each of the two lots and $7,000,000 for each of the two homes.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, decreased $514,000 (9%) from $5,999,000 in fiscal 2009 to $5,485,000 in fiscal 2010.  During the year ended September 30, 2010, Barnwell participated in drilling 23 gross (2.8 net) wells, of which 22 gross (2.7 net) wells have been deemed successful.  Of the 23 gross wells drilled in fiscal 2010, two gross (1.0 net) wells were initiated by Barnwell.  Including revisions of previous estimates, Barnwell replaced 74% of oil production (including natural gas liquids) and 15% of natural gas production during fiscal 2010, as compared to 100% and 25%, respectively, during fiscal 2009.  Excluding revisions of previous estimates, Barnwell replaced 33% of oil production (including natural gas liquids) and 8% of natural gas production during fiscal 2010, as compared to 11% and 22%, respectively, during fiscal 2009.  Of the $5,485,000 total oil and natural gas properties investments for fiscal 2010, $380,000 (7%) was for acquisition of oil and natural gas properties, $1,288,000 (23%) was for exploration costs and $3,817,000 (70%) was for development of oil and natural gas properties.  Barnwell sold insignificant properties during fiscal 2010 for $853,000.

The following table sets forth the gross and net numbers of oil and natural gas wells Barnwell participated in drilling for the last two fiscal years:

	2010		2009
	Gross	Net	Gross	Net

Exploratory oil and natural gas wells	1	0.5	-	-

Development oil and natural gas wells	22	2.3	12	1.9

Successful oil and natural gas wells	22	2.7	10	1.6

Unsuccessful oil and natural gas wells	1	0.1	2	0.3

Barnwell estimates that oil and natural gas capital expenditures for fiscal 2011 will range from $8,000,000 to $10,000,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Other Considerations

We believe our capital resources (current cash balances, future operating cash flows, land investment segment proceeds, residential home sales, and available credit) will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest, and settle incentive compensation liabilities in cash, if necessary.  If oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sales are less than current expectations, we will be faced with reduced operating cash flows which in turn could have a material adverse effect on our operations, liquidity, cash flows, and financial condition. In addition, we cannot predict whether Barnwell’s Canadian revolving credit facility will be reduced below the current level of borrowings under the facility upon the April 2011 review or whether our real estate credit facility will be reduced below borrowed amounts in the event of declines in the appraised values of the underlying security, which would require us to repay a portion of our loan borrowings earlier than anticipated.

In the event our capital resources are not sufficient to fund our future cash needs, the Company will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to make any required cash outflows.  Events and circumstances that lead to results that significantly differ from management’s expectations could have a material adverse effect on our operations, liquidity, cash flows, and financial condition.

Share Repurchase Program

During the year ended September 30, 2009, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.  There was no share repurchase authorization, and accordingly no shares repurchased, during the year ended September 30, 2010.

ITEM 7A.                           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnwell Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income (loss), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii

December 15, 2010

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$10,674,000	$6,879,000
Restricted cash	218,000	-
Accounts receivable, net of allowance for doubtful accounts	6,535,000	3,978,000
Income taxes receivable	2,240,000	653,000
Prepaid expenses	400,000	1,403,000
Real estate held for sale	13,058,000	13,585,000
Other current assets	1,242,000	863,000

Total current assets	34,367,000	27,361,000

Investments	5,433,000	7,056,000

Property and equipment, net	50,088,000	51,687,000

Total assets	$89,888,000	$86,104,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,442,000	$3,277,000
Accrued capital expenditures	2,269,000	588,000
Accrued compensation	2,142,000	1,973,000
Payable to joint interest owners	1,265,000	1,001,000
Income taxes payable	1,072,000	619,000
Current portion of long-term debt	13,650,000	14,335,000
Other current liabilities	2,966,000	2,212,000

Total current liabilities	24,806,000	24,005,000

Long-term debt	12,350,000	16,665,000

Liability for retirement benefits	5,391,000	4,848,000

Asset retirement obligation	4,869,000	4,508,000

Deferred income taxes	3,864,000	2,858,000

Total liabilities	51,280,000	52,884,000

Commitments and contingencies

Equity:
Barnwell Industries, Inc. stockholders’ equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at September 30, 2010; 8,403,060 issued at September 30, 2009	4,223,000	4,202,000
Additional paid-in capital	1,289,000	1,227,000
Retained earnings	34,340,000	30,500,000
Accumulated other comprehensive income (loss), net	49,000	(1,349,000)
Treasury stock, at cost:
167,900 shares at September 30, 2010; 162,900 shares at September 30, 2009	(2,286,000)	(2,262,000)

Total Barnwell Industries, Inc. stockholders’ equity	37,615,000	32,318,000

Non-controlling interests	993,000	902,000

Total equity	38,608,000	33,220,000

Total liabilities and equity	$89,888,000	$86,104,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2010	2009
Revenues:
Oil and natural gas	$27,556,000	$24,950,000
Contract drilling	6,517,000	5,335,000
Sale of interest in leasehold land, net	3,347,000	201,000
Sale of development rights, net	2,497,000	833,000
Gas processing and other	1,955,000	859,000

	41,872,000	32,178,000

Costs and expenses:
Oil and natural gas operating	10,203,000	9,931,000
Contract drilling operating	5,600,000	4,392,000
General and administrative	8,331,000	7,899,000
Depletion, depreciation, and amortization	9,302,000	11,553,000
Reduction of carrying value of assets	2,149,000	28,387,000
Bad debt expense	-	570,000
Interest expense, net	1,225,000	912,000

	36,810,000	63,644,000

Earnings (loss) before income taxes	5,062,000	(31,466,000)

Income tax (provision) benefit	(765,000)	6,918,000

Net earnings (loss)	4,297,000	(24,548,000)

Less: Net earnings (loss) attributable to non-controlling interests	457,000	(186,000)

Net earnings (loss) attributable to Barnwell Industries, Inc.	$3,840,000	$(24,362,000)

Basic net earnings (loss) per common share attributable to Barnwell Industries, Inc. stockholders	$0.46	$(2.96)

Diluted net earnings (loss) per common share attributable to Barnwell Industries, Inc. stockholders	$0.46	$(2.96)

Weighted-average number of common shares outstanding:
Basic	8,273,848	8,240,444
Diluted	8,273,848	8,240,444

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$4,297,000	$(24,548,000)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion, and amortization	9,302,000	11,553,000
Reduction of carrying value of assets	2,149,000	28,387,000
Deferred income tax expense (benefit)	978,000	(6,641,000)
Retirement benefits expense	802,000	503,000
Accretion of asset retirement obligation	312,000	270,000
Share-based compensation expense (benefit)	72,000	(259,000)
Bad debt expense	-	570,000
Asset retirement obligation payments	(182,000)	(130,000)
Retirement plan contributions	(255,000)	(229,000)
Sale of interest in leasehold land, net	(3,347,000)	(201,000)
Sale of development rights, net	(2,497,000)	(833,000)
Additions to real estate held for sale	(44,000)	(5,547,000)
Decrease from changes in current assets and liabilities	(4,119,000)	(5,955,000)

Net cash provided by (used in) operating activities	7,468,000	(3,060,000)

Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	3,347,000	201,000
Proceeds from sale of development rights, net of fees paid	2,497,000	833,000
Proceeds from sale of oil and natural gas properties	853,000	-
Proceeds from gas over bitumen royalty adjustments	124,000	179,000
Return of capital distribution from joint venture	45,000	-
Refund of deposits on residential parcels	-	200,000
Investment in joint ventures	-	(271,000)
Capital expenditures	(5,055,000)	(8,753,000)

Net cash provided by (used in) investing activities	1,811,000	(7,611,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	-	6,457,000
Repayments of long-term debt	(5,000,000)	(1,742,000)
Contributions from non-controlling interests	881,000	202,000
Proceeds from exercise of stock options	59,000	-
Purchases of common stock for treasury	-	(97,000)
Payment of loan commitment fees	(104,000)	(60,000)
Distributions to non-controlling interests	(1,247,000)	(181,000)

Net cash (used in) provided by financing activities	(5,411,000)	4,579,000

Effect of exchange rate changes on cash and cash equivalents	(73,000)	(647,000)

Net increase (decrease) in cash and cash equivalents	3,795,000	(6,739,000)

Cash and cash equivalents at beginning of year	6,879,000	13,618,000

Cash and cash equivalents at end of year	$10,674,000	$6,879,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years ended September 30, 2009 and 2010

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Loss	Earnings	Income (Loss)	Stock	Interests	Equity

Balance at September 30, 2008	8,252,860	$4,202,000	$1,222,000		$54,862,000	$3,143,000	$(2,165,000)	$1,067,000	$62,331,000

Share-based compensation costs			5,000						5,000

Purchases of 12,700 common shares for treasury	(12,700)						(97,000)		(97,000)

Contributions from non-controlling interests								202,000	202,000

Distributions to non-controlling interests								(181,000)	(181,000)

Comprehensive loss:
Net loss				$(24,548,000)	(24,362,000)			(186,000)	(24,548,000)
Other comprehensive loss:
Foreign currency translation adjustments, net of $1,781,000 tax benefit				(1,959,000)		(1,959,000)			(1,959,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				142,000		142,000			142,000
Net actuarial losses arising during the period, net of taxes of $0				(2,675,000)		(2,675,000)			(2,675,000)
Total comprehensive loss				(29,040,000)
Comprehensive loss attributable to non-controlling interests				186,000
Comprehensive loss attributable to Barnwell Industries, Inc.				$(28,854,000)

At September 30, 2009	8,240,160	$4,202,000	$1,227,000		$30,500,000	$(1,349,000)	$(2,262,000)	$902,000	$33,220,000

(continued on next page)

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years ended September 30, 2009 and 2010

(continued from previous page)

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	Stock	Interests	Equity

Balance at September 30, 2009	8,240,160	$4,202,000	$1,227,000		$30,500,000	$(1,349,000)	$(2,262,000)	$902,000	$33,220,000

Exercise of stock options - 42,000 shares net of 5,000 shares tendered and placed in treasury	37,000	21,000	62,000				(24,000)		59,000

Contributions from non-controlling interests								881,000	881,000

Distributions to non-controlling interests								(1,247,000)	(1,247,000)

Comprehensive income:
Net earnings				$4,297,000	3,840,000			457,000	4,297,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				1,396,000		1,396,000			1,396,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				268,000		268,000			268,000
Net actuarial losses arising during the period, net of taxes of $0				(266,000)		(266,000)			(266,000)
Total comprehensive income				5,695,000
Comprehensive income attributable to non-controlling interests				(457,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$5,238,000

At September 30, 2010	8,277,160	$4,223,000	$1,289,000		$34,340,000	$49,000	$(2,286,000)	$993,000	$38,608,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2010 AND 2009

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

Description of Business

Barnwell is engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada, 2) investing in land interests in Hawaii, 3) developing homes for sale in Hawaii, and 4) drilling wells and installing and repairing water pumping systems in Hawaii.  Barnwell’s oil and natural gas activities comprise its largest business segment.  Approximately 69% of Barnwell’s revenues and 81% of Barnwell’s capital expenditures for the fiscal year ended September 30, 2010 were attributable to its oil and natural gas activities.  Barnwell’s land investment segment revenues accounted for 14% of fiscal 2010 revenues; Barnwell’s contract drilling activities accounted for 16% of fiscal 2010 revenues; Barnwell’s residential real estate segment accounted for 0% of fiscal 2010 revenues; and other revenues comprised 1% of fiscal 2010 revenues.

2.         SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements

The preparation of the financial statements in conformity with GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.  Significant assumptions are required in the valuation of deferred tax assets, asset retirement obligations, share-based payment arrangements, obligations for retirement plans, contract drilling estimated costs to complete, proved oil and natural gas reserves, and the carrying value of other assets, and such assumptions may impact the amount at which such items are recorded.

Reclassifications

Certain prior year amounts within this Form 10-K have been reclassified to conform to the presentation adopted in the current year.

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

Real Estate Held for Sale

The costs of acquiring land and costs related to development and construction, including interest, property taxes and general and administrative expenses related to the development of land and home construction, are capitalized.  Costs that relate to a specific lot or home are assigned to that lot or home while common costs related to multiple lots or homes will be allocated to each in proportion to their anticipated sales value.

Real estate held for sale is reported at the lower of the asset carrying value or fair value less costs to sell.  The recorded balances are evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable.  This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, uncertainty about future events, including changes in economic conditions, changes in operating performance, and ongoing cost of maintenance and improvements of the assets.  Changes in these and other assumptions may require impairment charges that may materially impact the Company’s financial condition or its future operating results. If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations resulting in a decrease in the fair value of the aforementioned assets below carrying value, the Company will be required to record an impairment loss.

Investment in Residential Parcels

Barnwell’s investment in residential parcels consists of land held for speculative purposes which is not expected to be sold within one year of the balance sheet date.

Investment in residential parcels is reported at the lower of the asset carrying value or fair value less costs to sell.  The recorded balances are evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable.  This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets.  Changes in these and other assumptions may require impairment charges that may materially impact the Company’s financial condition or its future operating results.  If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations resulting in a decrease in the fair value of the aforementioned assets below carrying value, the Company will be required to record an impairment loss.

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

Investment in Land Interests

Barnwell accounts for sales of development rights under option and the Increment I and Increment II leasehold land interest sales under the full accrual method.  Gains from such sales are recognized when the buyer’s investments are adequate to demonstrate a commitment to pay for the property, risks and rewards of ownership have been transferred to the buyer, and Barnwell does not have a substantial continuing involvement with the property sold.  With regard to the sales of Increment I and Increment II leasehold land interests, the percentage of sales payments are contingent future profits which will be recognized when they are realized. All costs of the sales of Increment I and Increment II leasehold land interests were recognized at the time of sale and none were deferred to future periods when any contingent profits will be recognized.  Costs incurred for the acquisition and improvement of leasehold land interests and lot acquisition rights not yet sold are included in the Consolidated Balance Sheets under the caption “Investments.”

Investment in land interests is reported at the lower of the asset carrying value or fair value and is evaluated for impairment whenever events or changes in circumstances indicate that the recorded investment balance may not be fully recoverable.  This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets.  Changes in these and other assumptions may require valuation adjustments that may materially impact the Company’s financial condition or its future operating results.  If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations resulting in a decrease in the fair value of the aforementioned assets below carrying value, the Company will be required to record an impairment loss.

Oil and Natural Gas Properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed unless subsequent market price changes eliminate or reduce the indicated write-down. Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined. At September 30, 2010 and 2009, Barnwell had no investments in oil and natural gas development projects, proved or unproved, that were not being depleted.  General and administrative costs related to oil and natural gas operations are expensed as incurred.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

Revenues associated with the sale of oil, natural gas and natural gas liquids are recognized in the Consolidated Statements of Operations when the oil, natural gas and natural gas liquids are delivered and title has passed to the customer.

Barnwell’s sales reflect its working interest share after royalties.  Barnwell’s production is generally delivered and sold at the plant gate.  Barnwell does not have transportation contracts with pipelines and does not have natural gas imbalances related to natural gas balancing arrangements with its partners.

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

Share-Based Compensation

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

Retirement Plans

Barnwell accounts for its defined benefit pension plan, Supplemental Employee Retirement Plan, and postretirement medical insurance benefits plan by recognizing the over-funded or under-funded status of defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its Consolidated Balance Sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income (loss).  See further discussion at Note 10 below.

The estimation of Barnwell’s retirement plan obligations, costs and liabilities requires management to estimate the amount and timing of cash outflows for projected future payments and cash inflows for maturities and expected returns on plan assets.  These assumptions may have an effect on the amount and timing of future contributions.

At the end of each year, Barnwell determines the discount rate to be used to calculate the present value of plan liabilities and the net periodic benefit cost.  The discount rate is an estimate of the current interest rate at which the retirement plan liabilities could be effectively settled at the end of the year. In estimating this rate, Barnwell looks to rates of return on high-quality, fixed-income investments and references the Citigroup Pension Liability Index at our balance sheet date. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year.  The estimated rate of return on plan assets is based on historical trends combined with long-term expectations, the mix of plan assets and long-term inflation assumptions.

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

Asset Retirement Obligation

Barnwell accounts for asset retirement obligations by recognizing the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.

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

Management evaluates its potential exposures from tax positions taken that have or could be challenged by taxing authorities in the evaluation.  These potential exposures result because taxing authorities may take positions that differ from those taken by management in the interpretation and application of statutes, regulations and rules.  Management considers the possibility of alternative outcomes based upon past experience, previous actions by taxing authorities (e.g., actions taken in other jurisdictions) and advice from tax experts.  Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority on a jurisdiction-by-jurisdiction basis.  Liabilities for unrecognized tax benefits related to such tax positions are included in long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in current liabilities.  Interest and penalties related to uncertain tax positions are included in income tax expense.  Assets for any offsetting foreign tax credit benefits in the U.S. related to liabilities for foreign uncertain tax positions are included in current or long-term receivables depending upon the estimated timing of settlement.

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

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations for the years ended September 30, 2010 and 2009 are as follows:

	Year ended September 30, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic net earnings per share	$3,840,000	8,273,848	$0.46

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$3,840,000	8,273,848	$0.46

	Year ended September 30, 2009
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic net loss per share	$(24,362,000)	8,240,444	$(2.96)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(24,362,000)	8,240,444	$(2.96)

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potential dilutive shares are excluded from the computation of earnings (loss) per share if their effect is antidilutive.  Options to purchase 858,500 and 718,000 shares of common stock were excluded from the computation of diluted shares for fiscal years 2010 and 2009, respectively, as their inclusion would have been antidilutive.

Environmental

Barnwell is subject to extensive environmental laws and regulations.  These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require Barnwell to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed.  Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in an equity account entitled “Accumulated other comprehensive income (loss), net.”  Operating results of foreign subsidiaries are translated at average exchange rates during the period.  Realized foreign currency transaction gains or losses were not material in fiscal years 2010 and 2009.

Fair Value Measurements

Fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. Pursuant to FASB ASC Topic 820, Fair Value Measurements and Disclosures, fair value measurements are classified and disclosed in one of the following categories:

·           Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities in active markets and have the highest priority.

·           Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

·           Level 3: Unobservable inputs for the financial asset or liability and have the lowest priority.

Recently Adopted Accounting Pronouncements

FASB ASC Subtopic 810-10, Consolidation, establishes accounting and reporting standards for non-controlling interests in subsidiaries.  The guidance clarifies that a non-controlling interest in a subsidiary be accounted for as a component of equity, but separate from the parent’s equity.  Furthermore, the amount of consolidated net income attributable to the parent and the non-controlling interest must be clearly identified and presented on the face of the Consolidated Statements of Operations.  Barnwell adopted the provisions of the guidance effective October 1, 2009 and the provisions are being applied prospectively, except for the presentation and disclosure requirements, which have been applied retrospectively.  The adoption did not have a material impact on our consolidated financial statements.

On September 30, 2010, Barnwell adopted the SEC’s Modernization of Oil and Gas Reporting, as well as the conforming rule changes issued by the FASB.  The new rules revise oil and natural gas reserves estimation and disclosure requirements.  The new rules include changes to pricing used to estimate reserves, the ability to include non-traditional resources in reserves, the use of new technology for determining reserves and permitting disclosure of probable and possible reserves. The primary objectives of the revisions are to increase the transparency and information value of reserve disclosures and improve comparability among oil and natural gas companies. Implementation of this rule did not result in material additions to Barnwell’s proved reserves included in this report as of September 30, 2010.

3.         SHARE-BASED PAYMENTS

The Company’s share-based compensation benefit and related income tax provision are as follows:

	Year ended September 30,
	2010	2009

Share-based compensation expense (benefit)	$ 72,000	$(259,000)

Income tax provision	$ -	$ 90,000

Share-based compensation expense (benefit) recognized in earnings (loss) for the years ended September 30, 2010 and 2009 are reflected in “General and administrative” expenses in the Consolidated Statements of Operations.  There was no impact on income taxes for the year ended September 30, 2010 due to a full valuation allowance on the related deferred tax asset.

Description of Share-Based Payment Arrangements

The Company’s stock option plans are administered by the Compensation Committee of the Board of Directors.

1998 Stock Option Plan: Under the stockholder-approved 1998 Stock Option Plan (the “1998 Plan”), Barnwell was authorized to grant up to 780,000 shares of common stock to employees.  A total of 774,000 share options were granted under this plan; as the 1998 Plan has reached its tenth anniversary, option shares are no longer available for grant.  Stock options grants include qualified options that have an exercise price equal to the closing market price of Barnwell’s stock on the date preceding the date of grant (110% of the closing market price on the date preceding the date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates).

Non-qualified stock options: In December 2004, Barnwell granted non-qualified options with an exercise price equal to the closing market price of Barnwell’s stock on the date of grant, that vest annually over five years of continuous service, and that expire ten years from the date of grant.  The non-qualified options have stock appreciation rights features that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

2008 Equity Incentive Plan: The stockholder-approved 2008 Equity Incentive Plan (the “2008 Plan”) provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors.  800,000 shares of Barnwell common stock have been reserved for issuance and at September 30, 2010, a total of 677,500 share options have been granted under this plan. Stock options grants include nonqualified stock options that have exercise prices equal to Barnwell’s stock price on the date of grant, vest annually over a service period of four years commencing one year from the date of grant and expire ten years from the date of grant.  The options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises under both the qualified plans and non-qualified plans when the optionee requests shares.

Equity-classified Awards

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the year ended September 30, 2010 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2009	222,000	$7.83
Granted	-
Exercised	(42,000)	$1.98
Expired	(120,000)	$9.48
Forfeited	-
Outstanding at September 30, 2010	60,000	$8.62	4.2	$-

Exercisable at September 30, 2010	60,000	$8.62	4.2	$-

Total share-based compensation expense for equity-classified awards vested in the years ended September 30, 2010 and 2009 was nil and $5,000, respectively.  There was no impact on income taxes as the expense relates to qualified options.

The total intrinsic value of equity options exercised during the year ended September 30, 2010 was $115,000.  No equity options were exercised during the year ended September 30, 2009.

Liability-classified Awards

Compensation cost for liability-classified awards is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.

Barnwell granted stock options to acquire a total of 337,500 shares of Barnwell’s common stock under non-qualified plans during fiscal 2010.  No stock options were granted during fiscal 2009.

As of September 30, 2010, there was $356,000 of total unrecognized compensation cost related to nonvested liability-classified share options. That cost is expected to be recognized over 2.9 years.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the years ended September 30, 2010 and 2009:

	Year ended September 30,
	2010	2009
Expected volatility range	48.4% to 64.3%	47.1% to 58.9%
Weighted-average volatility	52.8%	51.0%
Expected dividends	0.0%	0.4% to 0.6%
Expected term (in years)	4.2 to 9.2	5.2 to 8.6
Risk-free interest rate	1.0% to 2.5%	2.3% to 3.1%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of stock-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the year ended September 30, 2010 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2009	496,000	$10.89
Granted	337,500	$4.32
Exercised	-
Expired	(6,250)	$11.40
Forfeited	(28,750)	$8.94
Outstanding at September 30, 2010	798,500	$8.18	7.5	$-

Exercisable at September 30, 2010	313,500	$10.35	5.8	$-

Total share-based compensation for liability-classified awards for the years ended September 30, 2010 and 2009 was a $72,000 expense and a $264,000 benefit, respectively.  Included in share-based compensation for liability-classified awards for fiscal 2010 and 2009 was $288,000 and $197,000, respectively, of compensation expense related to shares that vested during each respective period and benefits of $216,000 and $461,000, respectively, due to remeasurement at September 30, 2010 and 2009 of the fair value of previously vested shares.

4.         ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $70,000 and $47,000 as of September 30, 2010 and 2009, respectively.  Included in accounts receivable are contract retainage balances of $260,000 and $403,000 as of September 30, 2010 and 2009, respectively.  The retainage balance as of September 30, 2010 is expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

Costs and estimated earnings on uncompleted contracts are as follows:

	September 30,
	2010	2009
Costs incurred on uncompleted contracts	$6,127,000	$5,742,000
Estimated earnings	923,000	1,664,000
	7,050,000	7,406,000
Less billings to date	6,840,000	7,412,000
	$210,000	$(6,000)

Costs and estimated earnings on uncompleted contracts are included in the Consolidated Balance Sheets as follows:

	September 30,
	2010	2009
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$658,000	$276,000
Billings in excess of costs and estimated earnings on uncompleted contracts (included in other current liabilities)	(448,000)	(282,000)
	$210,000	$(6,000)

5.         REAL ESTATE HELD FOR SALE

Kaupulehu 2007 is a Hawaii limited liability limited partnership 80%-owned by Barnwell and 20%-owned by Nearco, Inc. (“Nearco”), a company controlled by a former director of Barnwell and owner of a non-controlling interest in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 20 below).

At September 30, 2010, Kaupulehu 2007 owns two completed luxury residences listed for sale in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

Kaupulehu 2007 capitalizes interest costs during development and construction and includes these costs in cost of sales when homes are sold.  As construction of the homes was completed during fiscal 2009, no interest was capitalized during the year ended September 30, 2010.  Interest costs capitalized during the year ended September 30, 2009 totaled $253,000.

As a result of real estate sales prices and activity in the area where Barnwell’s real estate held for sale is located, Barnwell determined that a reduction of the carrying value of its real estate held for sale was necessary in the year ended September 30, 2010. Accordingly, Barnwell recorded a $571,000 reduction of the carrying value of its real estate held for sale during the year ended September 30, 2010.  No reduction was necessary during the year ended September 30, 2009.

Kaupulehu 2007 has an agreement with the son of a former director of Barnwell and owner of a non-controlling interest in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 20 below), under which he served as Kaupulehu 2007’s project manager.

Kaupulehu 2007 also has an agreement with the independent building contractor that constructed the two luxury homes for Kaupulehu 2007.  A significant provision of the agreements is that both the project manager and independent building contractor are each entitled to receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.

6.         INVESTMENTS

A summary of Barnwell’s investments at September 30, 2010 and 2009 is as follows:

	September 30,
	2010	2009

Investment in residential parcels	$3,020,000	$4,598,000
Investment in joint ventures	1,875,000	1,920,000
Investment in land interests:
Leasehold land zoned conservation – Lot 4C	50,000	50,000
Lot acquisition rights – Mauka Lands	488,000	488,000

Total investments	$5,433,000	$7,056,000

Investment in residential parcels

Kaupulehu 2007 owns two residential parcels in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  The parcels are currently held for investment.

As a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that reductions of the carrying value of its investment in residential parcels were necessary in the year ended September 30, 2010.  Accordingly, Barnwell recorded a $1,578,000 reduction of the carrying value of its investment in residential parcels during the year ended September 30, 2010. No reduction was necessary during the year ended September 30, 2009.

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

Investment in land interests

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land and development rights for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii.

Development rights

Kaupulehu Developments holds development rights for residentially-zoned leasehold land within and adjacent to the Hualalai Golf Club. The development rights are under option to Hualalai Investors.  Revenues related to sales of development rights under option for the years ended September 30, 2010 and 2009 are summarized as follows:

	Year ended September 30,
	2010	2009
Sale of development rights under option:
Proceeds	$2,656,000	$886,000
Fees	(159,000)	(53,000)
Revenues – sale of development rights, net	$2,497,000	$833,000

The $886,000 of proceeds received during fiscal 2009 represents the balance of the development rights option due in December 2008 as $1,770,000 of the $2,656,000 development rights option due at that time was received ahead of schedule in May 2008.

As of September 30, 2010, the development rights are under option for one remaining payment of $2,656,000 due on December 31, 2010. If this last option payment is not made, the development rights option will expire; there is no assurance this option will be exercised.

Percentage of sales payments

Kaupulehu Developments has the rights to receive payments from WB and WBKD, entities not affiliated with Barnwell and its subsidiaries, resulting from the sale of lots and/or residential units within approximately 870 acres in the Kaupulehu area by WB and WBKD in two increments (“Increment I” and “Increment II”).  Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.  Increment II is currently planned for approximately 400 residential units.

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.

WB sold nine ocean front single-family lots in Increment I during the year ended September 30, 2010 and one single-family lot during the year ended September 30, 2009.  Twenty-six of the 80 single-family lots planned for Increment I have been sold as of September 30, 2010, 19 of which are ocean front lots and 7 of which are ocean view lots.

The following table summarizes the Increment I percentage of sales payment revenues received for the years ended September 30, 2010 and 2009:

	Year ended September 30,
	2010	2009
Sale of interest in leasehold land:
Revenues from percentage of sales payments	$3,560,000	$214,000
Fees	(213,000)	(13,000)
Revenues – sale of interest in leasehold land, net	$3,347,000	$201,000

With respect to Increment II, Kaupulehu Developments is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots or units, ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Furthermore, Kaupulehu Developments is entitled to receive up to $8,000,000 in additional payments after the members of WBKD have received distributions equal to the capital they invested in the project. Any future payments from WBKD under this agreement are contingent future profits which will be recognized when they are realized.

There is no assurance with regards to the amounts of future payments to be received.

Lot 4C

Lot 4C is an area of approximately 1,000 acres of vacant leasehold land zoned conservation and is located adjacent to Lot 4A. WB and/or WBKD have the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C until June 2015.  However, this right to negotiate will terminate in June 2013 if WB and/or WBKD have not completed all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C.

There is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained, that the necessary development terms and agreements will be successfully negotiated for Lot 4C, or that WB and/or WBKD will enter into an agreement with Kaupulehu Developments regarding Lot 4C.

Lot acquisition rights

Barnwell, through wholly-owned Kaupulehu Mauka Investors, LLC, owns acquisition rights as to 14 lots within agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, on the island of Hawaii.  The acquisition rights give Barnwell the right to acquire 14 residential lots, currently estimated to be two to five acres in size, which may be developed on the Mauka Lands.  These lands are currently classified as agricultural by the state of Hawaii and, accordingly, the developer of these lands (Hualalai Investors) will need to pursue both state and county of Hawaii approvals for reclassification and rezoning to permit the development of residential lots and negotiate development terms.

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

Summary of investments

The investments held by Barnwell at September 30, 2010 include:

·    Two residential parcels held for investment;

·    1.5% passive minority interests in Hualalai Investors and Kona Village Investors, LLC;

·    Development rights under option;

·   Rights to receive payments from WB and WBKD resulting from the sale of lots and/or residential units within approximately 870 acres in the Kaupulehu area by WB and WBKD;

·    Approximately 1,000 acres of vacant leasehold land zoned conservation (“Lot 4C”) which is under a right of negotiation with WB and/or WBKD; and

·    Lot acquisition rights in agricultural-zoned leasehold land in the upland area of Kaupulehu.

7.         PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

Barnwell’s property and equipment is detailed as follows:

			Accumulated
			Depletion,
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2010:
Land		$365,000	$-	$365,000
Oil and natural gas properties (full cost accounting)		214,249,000	(168,199,000)	46,050,000
Drilling rigs and equipment	3 – 10 years	6,855,000	(4,479,000)	2,376,000
Office	40 years	1,059,000	(145,000)	914,000
Other property and equipment	3 – 17 years	3,840,000	(3,457,000)	383,000
Total		$226,368,000	$(176,280,000)	$50,088,000

			Accumulated
			Depletion,
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2009:
Land		$365,000	$-	$365,000
Oil and natural gas properties (full cost accounting)		201,404,000	(153,065,000)	48,339,000
Drilling rigs and equipment	3 – 10 years	5,846,000	(4,044,000)	1,802,000
Office	40 years	857,000	(124,000)	733,000
Other property and equipment	3 – 17 years	3,743,000	(3,295,000)	448,000
Total		$212,215,000	$(160,528,000)	$51,687,000

In October 2004, the Government of Alberta enacted amendments to the Natural Gas Royalty Regulation which provide a mechanism to reduce royalties for operators of natural gas wells which have been denied the right to produce by the Energy Resources Conservation Board as a result of government bitumen conservation policies.  If production recommences from zones previously ordered to be shut-in, Barnwell may pay an incremental royalty to the Crown on production from the reinstated pools, along with Alberta Gas Crown Royalties otherwise payable. Barnwell received a total of approximately $124,000 and $179,000 for wells shut-in in the Thornbury area in fiscal years 2010 and 2009, respectively.  It is Barnwell’s estimation that the subject Thornbury wells will not recommence production and the receipts are payments for deemed production by the Government of Alberta to Barnwell for condemnation of the wells and accordingly, were credited to oil and natural gas properties for book purposes.

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The following is a reconciliation of the asset retirement obligation for the years ended September 30, 2010 and 2009:

	Year ended September 30,
	2010	2009
Asset retirement obligation as of beginning of year	$4,508,000	$4,565,000
Obligations incurred on new wells drilled	93,000	46,000
Revision of estimated obligation	(48,000)	(199,000)
Accretion expense	312,000	270,000
Payments	(182,000)	(130,000)
Foreign currency translation adjustment	186,000	(44,000)
Asset retirement obligation as of end of year	$4,869,000	$4,508,000

8.         INCENTIVE COMPENSATION PLAN

Barnwell established an incentive compensation plan in fiscal 2002 to compensate certain non-executive Canadian oil and natural gas segment personnel.  The value of the plan is directly related to our oil and natural gas segment’s net income and the value of our oil and natural gas reserves discovered for projects developed by such personnel.  Barnwell recognized approximately $96,000 of costs pursuant to this plan in fiscal 2010. No costs were recognized during fiscal 2009.  Amounts accrued under this plan totaled $648,000 and $906,000 as of September 30, 2010 and 2009, respectively, and are reported under the caption “Accrued compensation” on the Consolidated Balance Sheets.

9.         LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of September 30, 2010 and 2009 is as follows:

	September 30,
	2010	2009
Canadian revolving credit facility	$13,000,000	$15,000,000
Real estate credit facility	13,000,000	16,000,000
	26,000,000	31,000,000
Less current portion	(13,650,000)	(14,335,000)
Total long-term debt	$12,350,000	$16,665,000

Canadian revolving credit facility

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or approximately US$19,422,000 at the September 30, 2010 exchange rate.  Borrowings under this facility were US$13,000,000 and unused credit available under this facility was approximately US$6,422,000 at September 30, 2010.  The interest rate on the facility was 3.5% at September 30, 2010.

The facility is available in U.S. dollars at LIBOR plus 3.25%, at U.S. prime plus 2.25%, or in Canadian dollars at Canadian prime plus 2.25%.  A standby fee of 0.8125% per annum is charged on the unused facility balance. Additionally, in fiscal 2010, Barnwell paid a fee of $49,000 to renew the facility.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2011. Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2011, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2011.  As such, one quarterly repayment of 5% would be due within one year of September 30, 2010 and accordingly, we have included $650,000, representing 5% of the outstanding loan balance at September 30, 2010, in the current portion of long-term debt.

Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan.  The facility is guaranteed by Barnwell and is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment.  No compensating bank balances are required for this facility.

Real estate credit facility and restricted cash

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, has a credit facility with a Hawaii financial institution. This credit facility, which originally provided a $16,000,000 revolving line of credit, was modified in April 2010.  Under the loan modification, the facility was changed to non-revolving, the termination date was extended to February 2012, and Kaupulehu 2007 made a $2,000,000 principal payment and is required to make a scheduled principal payment of $500,000 per quarter due on March 31, June 30, September 30 and December 31 of each year.  Two $500,000 payments were made in fiscal 2010, reducing the facility amount to $13,000,000 at September 30, 2010.  If Kaupulehu 2007 sells one of its homes, the quarterly payment will be reduced to $250,000 per quarter.  The outstanding principal balance bears interest at a rate equal to the higher of the financial institution’s floating base rate or 4.5%.  The interest rate on the facility was 4.5% at September 30, 2010.  Any unpaid principal balance and accrued interest will be due and payable on February 1, 2012.  Additionally, Kaupulehu 2007 paid a $55,000 fee in April 2010 to modify the terms of the facility.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes.

The modified agreement specifies that Kaupulehu 2007 maintain an interest reserve account which serves as collateral for the facility.  The reserve account is classified as restricted cash and interest is deducted from this reserve on a monthly basis.  In April 2010, Kaupulehu 2007 funded the interest reserve account with $473,000 to cover estimated interest payments through December 2010. In January 2011, Kaupulehu 2007 is to replenish the interest reserve account to cover estimated interest payments through the credit termination date, based on the then-outstanding principal balance of the credit facility and the prevailing interest rate. At September 30, 2010, the balance of the interest reserve account was $218,000 and is classified as restricted cash on the Consolidated Balance Sheets.

Under the modified agreement, the principal balance of the credit facility may not exceed the sum of 75% of the as-is value of the lots and 80% of the as-is value of the homes through December 30, 2010, after which the principal balance of the credit facility may not exceed the sum of 60% of the as-is value of the lots and 70% of the as-is value of the homes. Therefore, Kaupulehu 2007 will be required to make a debt repayment in the amount of $1,054,000, in addition to the scheduled $500,000 quarterly principal payment, on December 31, 2010. Kaupulehu 2007 will be required to make a principal payment upon the sale of a home and lot in an amount equal to the greater of (1) 100% of the net sales proceeds of the home and lot or (2) $1,500,000 for each of the two lots and $7,000,000 for each of the two homes.  Both houses are currently available for sale, therefore, the entire $13,000,000 outstanding at September 30, 2010 under the real estate credit facility has been classified as a current liability.

Interest costs for the fiscal years ended September 30, 2010 and 2009 are summarized as follows:

	Year ended September 30,
	2010	2009
Interest costs incurred	$1,225,000	$1,165,000
Less interest costs capitalized	-	253,000
Interest expense	$1,225,000	$912,000

Combined maturities of borrowings under the Company’s two credit facilities are as follows based on the assumption that Royal Bank of Canada does not renew our facility upon the next review in April 2011 and the facility is therefore converted to a term loan:

Fiscal year ending
2011	$ 13,650,000
2012	2,600,000
2013	9,750,000
Thereafter	-
Total	$ 26,000,000

10.                            RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees, with benefits based on years of service and the employee’s highest consecutive five-year average earnings.  Barnwell’s funding policy is intended to provide for both benefits attributed to service to date and for those expected to be earned in the future. In addition, Barnwell sponsors a Supplemental Employee Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the defined benefit pension plan, and a postretirement medical insurance benefits plan (“Postretirement Medical”) covering U.S. employees who have attained at least 20 years of service with Barnwell and served at least 10 years at the position of Vice President or higher, their spouses and qualifying dependents.

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2010	2009	2010	2009	2010	2009
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$6,342,000	$4,299,000	$1,019,000	$670,000	$1,180,000	$704,000
Service cost	298,000	178,000	44,000	27,000	15,000	8,000
Interest cost	322,000	300,000	54,000	45,000	64,000	51,000
Actuarial loss	180,000	1,732,000	83,000	282,000	106,000	417,000
Benefits paid	(178,000)	(160,000)	(5,000)	(5,000)	-	-
Administrative expenses paid	(5,000)	(7,000)	-	-	-	-
Benefit obligation at end of year	6,959,000	6,342,000	1,195,000	1,019,000	1,365,000	1,180,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	3,688,000	3,627,000	-	-	-	-
Actual return on plan assets	368,000	2,000	-	-	-	-
Employer contributions	250,000	226,000	5,000	5,000	-	-
Benefits paid	(178,000)	(160,000)	(5,000)	(5,000)	-	-
Administrative expenses paid	(5,000)	(7,000)	-	-	-	-
Fair value of plan assets at end of year	4,123,000	3,688,000	-	-	-	-
Funded status	$(2,836,000)	$(2,654,000)	$(1,195,000)	$(1,019,000)	$(1,365,000)	$(1,180,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2010	2009	2010	2009	2010	2009
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	$-	$-	$-	$-	$-	$-
Current liabilities	-	-	(5,000)	(5,000)	-	-
Noncurrent liabilities	(2,836,000)	(2,654,000)	(1,190,000)	(1,014,000)	(1,365,000)	(1,180,000)
Net amount	$(2,836,000)	$(2,654,000)	$(1,195,000)	$(1,019,000)	$(1,365,000)	$(1,180,000)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$2,919,000	$2,950,000	$430,000	$360,000	$201,000	$96,000
Prior service cost (credit)	103,000	108,000	(89,000)	(85,000)	420,000	556,000
Accumulated other comprehensive loss	$3,022,000	$3,058,000	$341,000	$275,000	$621,000	$652,000

The following weighted-average assumptions were used to determine benefit obligations at September 30, 2010 and 2009:

	Pension		SERP		Postretirement Medical
	September 30,
	2010	2009	2010	2009	2010	2009
Assumptions used to determine the fiscal year-end benefit obligations:
Discount rate	5.00%	5.25%	5.00%	5.25%	5.00%	5.25%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	N/A	N/A

Barnwell estimates that it will make approximately $250,000 in contributions to the pension plan during fiscal 2011.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2011 and expected payments under the SERP for fiscal 2011 are not significant.  Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

For the fiscal years ended September 30, 2010 and 2009, the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2010	2009	2010	2009	2010	2009
Assumptions used to determine the net periodic benefit cost:
Discount rate	5.25%	7.25%	5.25%	7.25%	5.25%	7.25%
Expected return on plan assets	7.00%	7.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	N/A	N/A

We select a discount rate by reference to yields available on the Citigroup Pension Liability Index at our balance sheet date.  The expected return on plan assets is primarily based on historical rates of return.

The components of net periodic benefit cost are as follows:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2010	2009	2010	2009	2010	2009
Net periodic benefit cost for the year:
Service cost	$ 298,000	$ 178,000	$ 44,000	$ 27,000	$ 15,000	$ 8,000
Interest cost	322,000	300,000	54,000	45,000	64,000	51,000
Expected return on plan assets	(264,000)	(248,000)	-	-	-	-
Recognized net actuarial loss (gain)	-	-	-	-	1,000	(27,000)
Amortization of prior service cost	5,000	5,000	5,000	5,000	136,000	136,000
Amortization of net actuarial loss	108,000	23,000	14,000	-	-	-
Net periodic benefit cost	$ 469,000	$ 258,000	$ 117,000	$ 77,000	$ 216,000	$ 168,000

The amounts that are estimated to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost in the next fiscal year are as follows:

			Postretirement
	Pension	SERP	Medical
Prior service cost	$5,000	$4,000	$136,000
Net actuarial loss	109,000	15,000	7,000
	$114,000	$19,000	$143,000

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged.  The accumulated benefit obligation for the pension plan was $4,876,000 and $4,275,000 at September 30, 2010 and 2009, respectively.  The accumulated benefit obligation for the SERP was $772,000 and $641,000 at September 30, 2010 and 2009, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2010 are as follows:

			Postretirement
	Pension	SERP	Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2011	$149,000	$5,000	$-
Fiscal year ending September 30, 2012	$140,000	$4,000	$-
Fiscal year ending September 30, 2013	$130,000	$4,000	$13,000
Fiscal year ending September 30, 2014	$196,000	$3,000	$13,000
Fiscal year ending September 30, 2015	$186,000	$3,000	$13,000
Fiscal years ending September 30, 2016 through 2020	$1,567,000	$84,000	$139,000

The following provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations for fiscal years ended September 30, 2010 and 2009.

	Year ended September 30,
	2010	2009
Health care cost trend rates assumed for next year	8.0%	8.5%
Ultimate cost trend rate	6.0%	6.0%
Year that the rate reaches the ultimate trend rate	2014	2014

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point (Decrease)
Effect on total service and interest cost components	$ 22,000	$ (16,000)
Effect on accumulated postretirement benefit obligations	$ 354,000	$ (271,000)

In 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) was signed into law.  The Act introduced a prescription drug benefit under Medicare as well as a potential federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D to help offset the costs of participant prescription drug benefits.  Any measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the consolidated financial statements or accompanying notes for fiscal 2010 do not reflect the effects of the Act on the Postretirement Medical insurance benefits plan.

Plan assets

Management communicates periodically with its professional investment advisors to establish investment policies, direct investments and select investment options.  The overall investment objective of the Pension Plan is to attain a diversified combination of investments that provides long-term growth in the assets of the plan to fund future benefit obligations while managing risk in order to meet current benefit obligations.  Generally, principal repayments and interest received on government mortgage securities provide cash flows to fund current benefit obligations. Longer-term obligations are generally estimated to be provided for by growth in equity securities.  The Company’s investment policy permits investments in a diversified mix of U.S. and international equities, debt securities and cash equivalents.

Barnwell’s investments in debt securities include corporate bonds, mortgage-backed securities, trust preferred securities and U.S. treasuries.  The Company’s investments in equity securities primarily include large, small, domestic, and international companies, as well as preferred stocks. Plan assets include $8,000 of Barnwell’s stock at September 30, 2010.  We believe that there are no significant concentrations of risk within our plan assets as of September 30, 2010.

The Company’s year-end target allocation, by asset category, and the actual asset allocations at September 30, 2010 and 2009 were as follows:

	Target	September 30,
Asset Category	Allocation	2010	2009
Cash and other	0% - 30%	3%	19%
Debt securities	20% - 60%	31%	17%
Equity securities	30% - 70%	66%	64%

Actual investment allocations may vary from our target allocations due to prevailing market conditions.  We periodically review our actual investment allocations and rebalance our investments to our target allocations as dictated by current and anticipated market conditions and required cash flows.

As of September 30, 2010, we adopted a new accounting standard that requires disclosures of the fair value measurements for pension plan assets.  We categorize plan assets into three levels based upon the assumptions used to price the assets.  Level 1 provides the most reliable measure of fair value, whereas Level 3 requires significant management judgment in determining the fair value.  Equity securities are valued by obtaining quoted prices on recognized and highly liquid exchanges.  Debt securities are valued based upon the closing price reported in the active market in which the security is traded.  All of our plan assets are categorized as Level 1 assets, and as such, the actual market value is used to determine the fair value of assets. The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of September 30, 2010:

		Fair Value Measurements Using:
	Carrying	Quoted	Significant
	Amount	Prices in	Other	Significant
	as of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash	$106,000	$106,000	$-	$-
U.S. government bonds	430,000	430,000	-	-
Corporate bonds	867,000	867,000	-	-
Equities	2,467,000	2,467,000	-	-
Preferred stocks	253,000	253,000	-	-

Total	$4,123,000	$4,123,000	$-	$-

11.       TAXES ON INCOME

The components of earnings (loss) attributable to Barnwell before income taxes are as follows:

	Year ended September 30,
	2010	2009
Earnings (loss) before income taxes in:
United States	$(1,845,000)	$(3,313,000)
Canada	6,450,000	(27,967,000)
	$4,605,000	$(31,280,000)

The components of the income tax provision (benefit) related to the above earnings (loss) are as follows:

	Year ended September 30,
	2010	2009
Current (benefit) provision:
United States – Federal	$(1,465,000)	$-
United States – State	73,000	-
	(1,392,000)	-
Canadian	1,179,000	(277,000)
Total current	(213,000)	(277,000)

Deferred provision (benefit):
United States	191,000	1,063,000
Canadian	787,000	(7,704,000)
Total deferred	978,000	(6,641,000)
	$765,000	$(6,918,000)

Included in the income tax provision for fiscal 2010 is a $1,465,000 U.S. income tax benefit from a change in tax law enacted in November 2009 which expands the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the prior year.  Partially offsetting the $1,465,000 benefit was a $768,000 increase in income tax expense due to an increase in the valuation allowance for certain deferred tax assets.  Included in the income tax benefit for fiscal 2009 is a $4,789,000 non-cash charge to income tax expense resulting from an increase in the valuation allowance for certain deferred tax assets.

A reconciliation between the reported income tax provision (benefit) and the amount computed by multiplying the earnings (loss) attributable to Barnwell before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2010	2009
Tax expense (benefit) computed by applying statutory rate	$1,612,000	$(10,948,000)
Effect of the foreign tax provision on the total tax provision	(10,000)	(1,535,000)
State income taxes	73,000	-
(Decrease) increase in the valuation allowance for U.S. source deferred tax assets	(697,000)	4,789,000
Other	(213,000)	776,000
	$765,000	$ (6,918,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2010 and 2009 are as follows:

	September 30,
	2010	2009
Deferred income tax assets:
U.S. tax effect of deferred Canadian taxes	$1,144,000	$839,000
Foreign tax credit carryforwards	691,000	275,000
Alternative minimum tax credit carryforwards	460,000	-
Net operating loss carryover under U.S. tax law	-	2,344,000
Tax basis of investment in land and residential real estate in excess of book basis	1,186,000	760,000
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	5,471,000	6,969,000
Liabilities accrued for books but not for tax under U.S. tax law	4,208,000	3,842,000
Liabilities accrued for books but not for tax under Canadian tax law	1,601,000	1,569,000
Other	979,000	893,000
Total gross deferred tax assets	15,740,000	17,491,000
Less valuation allowance	(14,131,000)	(15,856,000)
Net deferred income tax assets	1,609,000	1,635,000

Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(4,965,000)	(4,037,000)
Other	(316,000)	(184,000)
Total deferred income tax liabilities	(5,281,000)	(4,221,000)

Net deferred income tax liability	$(3,672,000)	$(2,586,000)

Net deferred income tax liability is included in the Consolidated Balance Sheets as follows:

	September 30,
	2010	2009
Current deferred income tax asset (included in other current assets)	$192,000	$272,000
Deferred income tax liability	(3,864,000)	(2,858,000)

Net deferred income tax liability	$(3,672,000)	$(2,586,000)

The total valuation allowance decreased $1,725,000 for the year ended September 30, 2010.  The decrease in the valuation allowance relates primarily to the reversal of the valuation allowance for U.S. net operating loss carryovers as a result of the aforementioned change in tax law which expands the number of years Barnwell can carry back U.S. federal income tax losses.  The decrease was partially offset primarily by increases in the valuation allowances for foreign tax credits, alternative minimum tax credits, and book-only expenses for which it is not more likely than not that such deferred tax assets will provide a future tax benefit. Of the total decrease in the valuation allowance for fiscal 2010, $1,189,000 was recognized as a credit to income tax expense, while the remaining $536,000 was credited to accumulated other comprehensive income (loss).  Approximately $492,000 of the $1,189,000 credit to income tax expense was offset by a portion of the effects of the Canadian tax provision on the total tax provision, leaving a $697,000 net credit to income tax expense in fiscal 2010 as the result of the decrease in the valuation allowance for U.S. source deferred tax assets.

Net deferred tax assets at September 30, 2010 of $1,609,000 consists primarily of Canadian deferred tax assets related to liabilities accrued for book purposes but not for tax purposes that are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings.

At September 30, 2010, Barnwell had foreign tax credit carryforwards and alternative minimum tax credit carryforwards totaling $691,000 and $460,000, respectively.  Both items were fully offset by valuation allowances at September 30, 2010. The foreign tax credit carryforwards expire in fiscal years 2013-2019.

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

In June 2008, the Canada Revenue Agency notified Barnwell that it would examine Barnwell of Canada’s Canadian federal income tax returns for fiscal 2005 and 2006. This examination was concluded and the final assessment was paid as of September 30, 2010. Below are the changes in uncertain tax positions for the years ended September 30, 2010 and 2009.

			Total
			Unrecognized
	Tax Positions	Accrued	Tax
	Taken	Interest	Benefits
Balance as of October 1, 2008	$981,000	$298,000	$1,279,000
Effect of tax positions taken in prior years	(100,000)	86,000	(14,000)
Effect of tax positions related to the current year	378,000	-	378,000
Translation adjustments	(28,000)	(9,000)	(37,000)

Balance as of September 30, 2009	1,231,000	375,000	1,606,000
Effect of tax positions taken in prior years	129,000	32,000	161,000
Settlements	(364,000)	(109,000)	(473,000)
Lapse of statute	(71,000)	(57,000)	(128,000)
Translation adjustments	55,000	16,000	71,000

Balance as of September 30, 2010	$980,000	$257,000	$1,237,000

The total amount of unrecognized tax benefits at September 30, 2010 that, if recognized, would impact the effective tax rate was $1,237,000.

Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments. Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease within the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of September 30, 2010.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2010:

Jurisdiction	Fiscal Years Open
U.S. federal	2006 – 2009
Various U.S. states	2007 – 2009
Canada federal	2002 – 2009
Various Canadian provinces	2002 – 2009

12.       REDUCTION OF CARRYING VALUE OF ASSETS

During fiscal years 2010 and 2009, Barnwell reduced the carrying value of certain assets.  A breakdown of the reduction of the carrying value of assets as reported in the Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2010	2009
Investment in residential parcels	$1,578,000	$-
Real estate held for sale	571,000	-
Lot acquisition rights - Mauka Lands	-	912,000
Investment in joint ventures	-	1,127,000
Oil and natural gas properties	-	26,348,000

Total reduction of carrying value of assets	$2,149,000	$28,387,000

As a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels and real estate held for sale are located, Barnwell determined that a reduction of the carrying value of its investment in residential parcels and real estate held for sale was necessary in the year ended September 30, 2010. Accordingly, Barnwell recorded a $2,149,000 reduction of the carrying value of these assets during the year ended September 30, 2010.  No reduction was necessary during fiscal 2009.

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations. Due to a significant decline in prices, Barnwell’s net capitalized costs exceeded the ceiling limitation at the end of the second and third quarters of fiscal 2009.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $26,348,000 during the year ended September 30, 2009.  No such reduction was necessary during fiscal 2010.

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

During the year ended September 30, 2009, Barnwell determined that a $912,000 reduction of the carrying value of its lot acquisition rights in the Mauka Lands was necessary as a result of widespread impacts of the economic recession and tightened credit markets. Additionally, Barnwell recorded a $1,127,000 non-cash reduction in the carrying value of its investment in joint ventures during the year ended September 30, 2009, due to declines in values that are deemed other-than-temporary.  No such reductions were necessary during fiscal 2010.

13.       SEGMENT AND GEOGRAPHIC INFORMATION

Barnwell operates four segments: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas); 2) investing in land interests in Hawaii (land investment); 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling); and 4) developing homes for sale in Hawaii (residential real estate).

The following table presents certain financial information related to Barnwell’s reporting segments.  All revenues reported are from external customers with no intersegment sales or transfers.

	Year ended September 30,
	2010	2009
Revenues:
Oil and natural gas	$28,879,000	$24,950,000
Land investment	5,844,000	1,034,000
Contract drilling	6,517,000	5,335,000
Other	611,000	785,000

Total before interest income	41,851,000	32,104,000
Interest income	21,000	74,000

Total revenues	$41,872,000	$32,178,000

Depletion, depreciation, and amortization:
Oil and natural gas	$8,735,000	$10,996,000
Contract drilling	480,000	412,000
Other	87,000	145,000

Total depletion, depreciation, and amortization	$9,302,000	$11,553,000

Reduction of carrying value of assets:
Oil and natural gas	$-	$26,348,000
Land investment	1,578,000	912,000
Residential real estate	571,000	-
Other	-	1,127,000

Total reduction of carrying value of assets	$2,149,000	$28,387,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$9,941,000	$(22,325,000)
Land investment	4,266,000	122,000
Residential real estate	(571,000)	-
Contract drilling	437,000	531,000
Other	524,000	(487,000)

Total operating profit (loss)	14,597,000	(22,159,000)

General and administrative expenses	(8,331,000)	(7,899,000)
Bad debt expense	-	(570,000)
Interest expense	(1,225,000)	(912,000)
Interest income	21,000	74,000

Earnings (loss) before income taxes	$5,062,000	$(31,466,000)

Capital expenditures:

	Year ended September 30,
	2010	2009
Oil and natural gas	$5,485,000	$5,999,000
Contract drilling	1,027,000	440,000
Other	220,000	21,000

Total	$6,732,000	$6,460,000

Assets By Segment:

	September 30,
	2010		2009
Oil and natural gas (1)	$52,021,000	58%	$52,575,000	61%
Land investment (2)	3,558,000	4%	5,136,000	6%
Residential real estate (2)	13,058,000	15%	13,585,000	16%
Contract drilling (2)	4,514,000	5%	3,812,000	4%
Other:
Cash, cash equivalents and restricted cash	10,892,000	12%	6,879,000	8%
Corporate and other	5,845,000	6%	4,117,000	5%

Total	$89,888,000	100%	$86,104,000	100%

(1)   Primarily located in the province of Alberta, Canada.

(2)   Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2010		2009
United States	$9,268,000	17%	$10,188,000	17%
Canada	46,253,000	83%	48,555,000	83%

Total	$55,521,000	100%	$58,743,000	100%

Revenue By Geographic Area:

	Year ended September 30,
	2010	2009
United States	$12,413,000	$6,468,000
Canada	29,438,000	25,636,000

Total (excluding interest income)	$41,851,000	$32,104,000

14.       ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, are as follows:

	Year ended September 30,
	2010	2009
Foreign currency translation	$3,539,000	$2,143,000
Retirement plans liability	(3,490,000)	(3,492,000)

Accumulated other comprehensive income (loss)	$49,000	$(1,349,000)

15.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and payables to joint interest owners approximate their fair values due to the short-term nature of the instruments.  The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

16.       FAIR VALUE MEASUREMENTS

Barnwell does not have any financial assets and liabilities and nonfinancial assets and liabilities that are required to be remeasured on a recurring basis.

Effective October 1, 2009, the Company adopted the fair value standard for nonfinancial assets and liabilities which are recognized or disclosed at fair value on a nonrecurring basis.  Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. The following table provides carrying value and fair value measurement information for such assets and liabilities during the years ended September 30, 2010 and 2009:

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2010	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Reduction of Carrying Value for the year ended September 30, 2010
Investment in residential parcels (a)	$ 3,020,000	$ -	$ 3,020,000	$ -	$1,578,000
Real estate held for sale (a)	$13,058,000	$ -	$13,058,000	$ -	$ 571,000

(a)     The fair values included in the table above represent only those assets whose carrying values were adjusted to fair value in the current period.

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Reduction of Carrying Value for the year ended September 30, 2009
Investment in joint ventures	$1,920,000	$ -	$ -	$1,920,000	$1,127,000
Investment in Mauka Lands	$ 488,000	$ -	$ -	$ 488,000	$ 912,000

In determining the fair value of Barnwell’s investment in residential parcels and real estate held for sale, prices for recent comparable sales transactions were used by an independent real estate consulting and appraisal firm to estimate fair value.  Such fair value measurements have been classified as Level 2 valuations.

In determining the fair value of Barnwell’s investment in joint ventures, valuations and market studies of various resort-oriented properties were used by an independent real estate consulting and appraisal firm to derive an estimated measure of change in fair value that has occurred that is other-than-temporary since the time of Barnwell’s investment in the joint ventures which own such properties.  Such fair value measurements have been classified as Level 3 valuations.

In determining the fair value of Barnwell’s investment in Mauka Lands, an independent real estate consulting and appraisal firm utilized prices for parcels in recent comparable sales transactions as a measure of current values and applied appreciation and discounting assumptions over the estimated development period.  Judgmentally determined probability estimates of future land entitlement and development achievements were then applied to determine the estimated fair value of the Mauka Lands.  Such fair value measurements have been classified as Level 3 valuations.

See Note 12 for further information regarding the reduction of carrying value of Barnwell’s investments.

Barnwell estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities.  Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.  Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements.  See Note 7 for further information regarding changes in the asset retirement obligation liability.

17.       COMMITMENTS AND CONTINGENCIES

Barnwell has several non-cancelable operating leases for office space and leasehold land.  Rental expense was $629,000 in 2010 and $581,000 in 2009.  Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows: 2011 - $550,000, 2012 - $524,000, 2013 - $525,000, 2014 - $465,000, 2015 - $167,000 and thereafter through 2026 an aggregate of $530,000.  The lease payments for land were subject to renegotiation as of January 1, 2006.  Per the lease agreement, the lease payments will remain unchanged pending an appraisal, whereupon the lease rent could be adjusted to fair market value.  Barnwell does not know the amount of the new lease payments which could be effective upon performance of the appraisal; they may remain unchanged or increase, and Barnwell currently expects the adjustment, if any, to not be material.  The future rental payment disclosures above assume the minimum lease payments for land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

Barnwell is committed to pay fees to Nearco, a company controlled by Mr. Terry Johnston, a former director of Barnwell and minority interest owner in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 20 below).  Under an agreement entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell has a 55.2% interest, is obligated under an agreement entered into in 1987 to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.

In conjunction with the closing of the Increment II transaction in fiscal 2006, Kaupulehu Developments entered into an agreement to pay its external real estate legal counsel 1.5% of all Increment II percentage of sales payments received by Kaupulehu Developments for services provided by its external real estate legal counsel in the negotiation and closing of the Increment II transaction.  No amounts were paid pursuant to this arrangement in fiscal years 2010 or 2009.

Kaupulehu 2007 has an agreement with the son of a former director of Barnwell and owner of a non-controlling interest in certain of Barnwell’s business ventures (see further discussion on related party interests at Note 20 below), under which he served as Kaupulehu 2007’s project manager. Kaupulehu 2007 also has an agreement with the independent building contractor that constructed the two luxury homes for Kaupulehu 2007.  A significant provision of the agreements is that both the project manager and independent building contractor are each entitled to receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.

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

18.       CONCENTRATIONS OF CREDIT RISK

Our oil and natural gas segment’s primary concentration of credit risk is associated with four individually significant customers, Shell Trading Canada, ProGas Limited, Glencoe Resources Ltd and Entegral Energy Marketing Inc.  At September 30, 2010, these customers accounted for approximately 38%, 20%, 15% and 14%, respectively, or approximately $1,644,000, of our oil and natural gas accounts receivables.  No other customer accounted for more than 10% of our oil and natural gas accounts receivables.

At September 30, 2010, Barnwell’s contract drilling subsidiary had accounts receivables from federal, state of Hawaii and county entities totaling approximately $832,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, state of Hawaii, county and private entities.

Management does not believe significant credit risk related to these trade receivables exists at September 30, 2010 based on prior historical experience.

19.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2010	2009
(Decrease) increase from changes in:
Receivables	$(3,975,000)	$3,046,000
Other current assets	421,000	(452,000)
Accounts payable	(2,002,000)	(2,107,000)
Accrued compensation	62,000	(3,461,000)
Other current liabilities	1,375,000	(2,981,000)

(Decrease) increase from changes in current assets and liabilities	$(4,119,000)	$(5,955,000)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest, net of amount capitalized	$1,098,000	$887,000
Income taxes	$953,000	$2,703,000

During the year ended September 30, 2010, 12,300 stock options were exercised by tendering 5,000 shares of Barnwell stock at a market value of $4.84 per share, resulting in a $6,000 increase in common stock, an $18,000 increase in additional paid-in capital and a $24,000 increase in treasury stock.

During the years ended September 30, 2010 and 2009, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $46,000 and decreased $153,000, respectively. Additionally, capital expenditure accruals related to oil and natural gas exploration and development increased $1,631,000 and decreased $2,140,000 during the years ended September 30, 2010 and 2009, respectively.

20.       RELATED PARTY TRANSACTIONS

This section discusses certain direct and indirect relationships and transactions involving Barnwell and Mr. Terry Johnston, owner of a non-controlling interest in certain of Barnwell’s business ventures and director of Barnwell until March 2, 2009, when his term ended.

Mr. Johnston and his affiliated entities indirectly own 19.3% of Kaupulehu Developments, a general partnership in which Barnwell has a 77.6% controlling interest.  The development rights and percentage of sales payment proceeds received during fiscal 2009 were reduced by fees of $53,000 and $13,000, respectively; these fees were paid to Nearco, a company controlled by Mr. Terry Johnston. Under agreements entered into in 1987, prior to Mr. Johnston’s election to Barnwell’s Board of Directors, Barnwell’s wholly-owned subsidiary, Barnwell Hawaiian Properties, Inc., a 50.1% partner of Kaupulehu Developments, is obligated to pay Nearco 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell has a 55.2% interest, is obligated to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions. The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined at that time based on the estimated fair value of such services.

Nearco has a 20% ownership interest in Kaupulehu 2007, a limited liability limited partnership that acquires house lots for investment and constructs luxury single-family homes.  As noted in Note 5 above, Kaupulehu 2007 has an agreement with Mr. David Johnston, the son of Mr. Terry Johnston, under which Mr. David Johnston served as Kaupulehu 2007’s project manager.  In addition to a $90,000 project management fee for each home, which has been paid, Mr. David Johnston is entitled to receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.  Kaupulehu 2007 paid Nearco $94,000 in project management fees for project management services during the year ended September 30, 2009.  Project management fees were capitalized as they were associated with the development and construction of a real estate project.

Kaupulehu 2007 has borrowings under a credit facility that are guaranteed jointly and severally by Barnwell and Mr. Terry Johnston, with Mr. Terry Johnston’s guarantee limited to 20% (see further discussion regarding the credit facility at Note 9 above).

General and administrative expenses include fees paid to Nearco for services related to Kaupulehu Developments’ leasehold land. Fees paid to Nearco by Kaupulehu Developments totaled $44,000, before non-controlling interest, in fiscal 2009.

21.       SHARE REPURCHASES

During the year ended September 30, 2009, Barnwell repurchased 12,700 shares of its common stock for $97,000, or approximately $7.65 per share.  There was no share repurchase authorization, and accordingly no shares repurchased, during the year ended September 30, 2010.

22.       SUBSEQUENT EVENTS

On October 28, 2010, the Company completed the acquisition of a cooperative apartment it was leasing as its New York office for a purchase price of $2,019,000, paid entirely in cash.  The apartment will continue to be utilized as an office. The purchase will be reflected in Barnwell’s Form 10-Q for the quarter ending December 31, 2010.

23.       SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

24.       SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

In December 2008, the SEC issued SEC Release No. 33-8995 revising its oil and natural gas reporting disclosures and, in October 2009, the SEC issued Staff Accounting Bulletin No. 113, which revises or rescinds portions of the interpretive guidance of its oil and natural gas rules.  In January and April 2010, the FASB updated FASB ASC Topic 932, Extractive Activities – Oil and Gas (via ASU 2010-03 and ASU 2010-14), to align its oil and gas reserve estimation and disclosure requirements with the aforementioned guidance set forth by the SEC.  We adopted the aforementioned guidance as of September 30, 2010 as a change in accounting principle that is inseparable from a change in accounting estimate.  Such a change is accounted for prospectively under the authoritative accounting guidance.  Comparative disclosures applying the new rules for periods prior to the adoption of SEC Release No. 33-8995, ASU 2010-03 and ASU 2010-14 are not required.

The adoption of SEC Release No. 33-8995, ASU 2010-03 and ASU 2010-14 primarily impacted the pricing used to estimate reserves. The SEC’s prior rules required proved reserve estimates to be calculated using prices as of the end of the period and held constant over the life of the reserves.  The revised rules require reserves estimates to be calculated using average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis.

The following tables summarize information relative to Barnwell’s oil and natural gas operations, which are conducted in Canada. Proved reserves are the estimated quantities of oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.  Proved producing oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The estimated net interests in total proved and proved producing reserves are based upon subjective engineering judgments and may be affected by the limitations inherent in such estimations. The process of estimating reserves is subject to continual revision as additional information becomes available as a result of drilling, testing, reservoir studies and production history. There can be no assurance that such estimates will not be materially revised in subsequent periods.

(A)                            Oil and Natural Gas Reserves

The following table summarizes changes in the estimates of Barnwell’s net interests in total proved developed reserves of oil and natural gas liquids and natural gas, which are all in Canada.  The Company has no proved undeveloped reserves. All of the information regarding reserves in this Form 10-K is derived from the report of our independent petroleum consultants, InSite Petroleum Consultants Ltd.  The report of InSite Petroleum Consultants Ltd. is included as an Exhibit to this Form 10-K.

	OIL & NGL	GAS	Total
	(Bbls)	(Mcf)	(Boe)
Proved reserves:
Balance at September 30, 2008	1,335,000	23,297,000	5,352,000

Revisions of previous estimates	239,000	82,000	253,000
Extensions, discoveries and other additions	28,000	798,000	165,000
Less production	(268,000)	(3,567,000)	(883,000)
Balance at September 30, 2009	1,334,000	20,610,000	4,887,000

Revisions of previous estimates	100,000	256,000	144,000
Extensions, discoveries and other additions	81,000	246,000	124,000
Less production	(243,000)	(3,245,000)	(802,000)
Balance at September 30, 2010	1,272,000	17,867,000	4,353,000

(B)                            Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, which were being depleted in all years, are summarized as follows:

	September 30,
	2010	2009
Proved properties	$210,679,000	$196,114,000
Unproved properties	3,570,000	5,290,000
Total capitalized costs	214,249,000	201,404,000
Accumulated depletion and depreciation	168,199,000	153,065,000
Net capitalized costs	$46,050,000	$48,339,000

(C)                           Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2010	2009
Acquisition of properties:
Unproved	$380,000	$4,000
Proved	-	-

Exploration costs	1,288,000	1,018,000

Development costs	3,817,000	4,977,000

Total	$5,485,000	$5,999,000

(D)                          Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30,
	2010	2009
Gross revenues	$34,762,000	$30,934,000
Royalties, net of credit	7,206,000	5,984,000
Net revenues	27,556,000	24,950,000
Production costs	10,203,000	9,931,000
Depletion and depreciation	8,735,000	10,996,000
Reduction of carrying value of oil and natural gas properties	-	26,348,000
Pre-tax results of operations*	8,618,000	(22,325,000)
Estimated income tax (expense) benefit	(2,758,000)	7,591,000
Results of operations*	$5,860,000	$(14,734,000)

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

The estimated future cash flows at September 30, 2010 were based on weighted average sales prices, based upon the average of the price in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995.  The estimated future cash flows at September 30, 2009 were based on sales prices in effect on the last day of the year. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions.  The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2010 and 2009 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	September 30,
	2010	2009
Future cash inflows	$152,591,000	$148,441,000
Future production costs	(66,856,000)	(60,518,000)
Future development costs	(2,883,000)	(3,901,000)
Future income tax expenses	(15,551,000)	(15,183,000)

Future net cash flows	67,301,000	68,839,000
10% annual discount for timing of cash flows	(17,675,000)	(18,598,000)
Standardized measure of discounted future net cash flows(1)	$49,626,000	$50,241,000

(1) Based on natural gas prices of $3.90 and $3.43 per Mcf, and oil prices of $71.68 and $65.57 per Bbl, for 2010 and 2009, respectively.

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2010	2009
Beginning of year	$50,241,000	$88,246,000
Sales of oil and natural gas produced, net of production costs	(17,353,000)	(15,019,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	3,830,000	(52,011,000)
Extensions and discoveries	3,532,000	2,037,000
Revisions of previous quantity estimates	1,009,000	6,407,000
Net change in income taxes	(1,108,000)	17,179,000
Accretion of discount	5,231,000	8,724,000
Other - changes in the timing of future production and other	2,388,000	(2,730,000)
Other - net change in Canadian dollar translation rate	1,856,000	(2,592,000)
Net change	(615,000)	(38,005,000)
End of year	$49,626,000	$50,241,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of September 30, 2010, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2010 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2011 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2010, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer.  This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.        EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2011 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2010, which proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2011 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2010, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under all of Barnwell’s existing equity compensation plans as of September 30, 2010:

	(a)	(b)	(c)
	Number of	Weighted-	Number of securities
	securities	average	remaining available
	to be issued	price of	for future issuance
	upon exercise	outstanding	under equity
	of outstanding	options,	compensation plans
	options, warrants	warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	858,500	$8.21	122,500
Equity compensation plans not approved by security holders	-	-	-
Total	858,500	$8.21	122,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2011 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2010, which proxy statement is incorporated herein by reference.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2011 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2010, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2010 and 2009

Consolidated Statements of Operations – for the years ended September 30, 2010 and 2009

Consolidated Statements of Cash Flows – for the years ended September 30, 2010 and 2009

Consolidated Statements of Equity and Comprehensive Income (Loss) for the years ended September 30, 2010 and 2009

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation(1)
3.2	Amended and Restated By-Laws(2)
4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share.(3)
10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989).(4)
10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)
10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)
10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC.(6)
10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004.(7)
10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC.(8)
21	List of Subsidiaries
23	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

(1)	Incorporated by reference to the Registrant’s Form S-8 dated November 8, 1991.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed December 12, 2007.
(3)	Incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 and as amended February 15, 1957 and February 19, 1957.
(4)	Incorporated by reference to Form 10-K for the year ended September 30, 1989.
(5)	Incorporated by reference to Form 10-K for the year ended September 30, 1992.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.1 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.2 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.
(8)	Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.

(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary
Date:	December 15, 2010

SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton H. Kinzler	/s/ Alexander C. Kinzler
Morton H. Kinzler	Alexander C. Kinzler
Chief Executive Officer and	President, Chief Operating Officer,
Chairman of the Board	General Counsel and Director
Date: December 15, 2010	Date: December 15, 2010

/s/ Russell M. Gifford	/s/ Martin Anderson
Russell M. Gifford	Martin Anderson, Director
Executive Vice President,	Date: December 15, 2010
Chief Financial Officer, Treasurer,
Secretary and Director
Date: December 15, 2010

/s/ Murray C. Gardner	/s/ Ahron H. Haspel
Murray C. Gardner, Director	Ahron H. Haspel, Director
Date: December 15, 2010	Date: December 15, 2010

/s/ Robert J. Inglima, Jr.	/s/ Diane G. Kranz
Robert J. Inglima, Jr., Director	Diane G. Kranz, Director
Date: December 15, 2010	Date: December 15, 2010

/s/ Kevin K. Takata
Kevin K. Takata, Director
Date: December 15, 2010

INDEX TO EXHIBITS

Exhibit Number	Description	Page

3.1	Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share.(3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989).(4)

10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)

10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)

10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC.(6)

10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004.(7)

10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC.(8)

21	List of Subsidiaries.	108

23	Consent of KPMG LLP.	109

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	110

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	111

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	112

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.	113

(1)	Incorporated by reference to the Registrant’s Form S-8 dated November 8, 1991.
(2)	Incorporated by reference to the Registrant’s Form 8-K filed December 12, 2007.
(3)	Incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 and as amended February 15, 1957 and February 19, 1957.
(4)	Incorporated by reference to Form 10-K for the year ended September 30, 1989.
(5)	Incorporated by reference to Form 10-K for the year ended September 30, 1992.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.1 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.
(7)	Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.2 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.
(8)	Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2009.