Form 10-Q
period 2010-12-31
BARNWELL INDUSTRIES INC
filed 2011-02-11
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

or

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

☐ Yes     ☒ No

As of February 8, 2011 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2010	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,071,000	$10,674,000
Restricted cash	680,000	218,000
Accounts receivable, net of allowance for doubtful accounts of:
$71,000 at December 31, 2010; $70,000 at September 30, 2010	4,688,000	6,535,000
Income taxes receivable	398,000	2,240,000
Prepaid expenses	666,000	400,000
Real estate held for sale	13,058,000	13,058,000
Other current assets	1,001,000	1,242,000

TOTAL CURRENT ASSETS	32,562,000	34,367,000

INVESTMENTS	5,433,000	5,433,000

PROPERTY AND EQUIPMENT	238,244,000	226,368,000
ACCUMULATED DEPLETION, DEPRECIATION, AND AMORTIZATION	(184,759,000)	(176,280,000)
PROPERTY AND EQUIPMENT, NET	53,485,000	50,088,000

TOTAL ASSETS	$91,480,000	$89,888,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,448,000	$1,442,000
Accrued capital expenditures	1,648,000	2,269,000
Accrued compensation	2,162,000	2,142,000
Payable to joint interest owners	482,000	1,265,000
Income taxes payable	235,000	1,072,000
Current portion of long-term debt	13,800,000	13,650,000
Other current liabilities	2,682,000	2,966,000

TOTAL CURRENT LIABILITIES	23,457,000	24,806,000

LONG-TERM DEBT	11,700,000	12,350,000

LIABILITY FOR RETIREMENT BENEFITS	5,265,000	5,391,000

ASSET RETIREMENT OBLIGATION	5,113,000	4,869,000

DEFERRED INCOME TAXES	4,138,000	3,864,000

TOTAL LIABILITIES	49,673,000	51,280,000

EQUITY:
BARNWELL INDUSTRIES, INC. STOCKHOLDERS’ EQUITY:
Common stock, par value $0.50 per share; Authorized, 20,000,000 shares:
8,445,060 issued at December 31, 2010 and September 30, 2010	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	35,425,000	34,340,000
Accumulated other comprehensive income, net	1,413,000	49,000
Treasury stock, at cost:
167,900 shares at December 31, 2010 and September 30, 2010	(2,286,000)	(2,286,000)

TOTAL BARNWELL INDUSTRIES, INC. STOCKHOLDERS’ EQUITY	40,064,000	37,615,000
Non-controlling interests	1,743,000	993,000

TOTAL EQUITY	41,807,000	38,608,000

TOTAL LIABILITIES AND EQUITY	$91,480,000	$89,888,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2010	2009
Revenues:
Oil and natural gas	$6,598,000	$7,144,000
Contract drilling	1,569,000	2,288,000
Sale of interest in leasehold land, net	564,000	1,091,000
Sale of development rights, net	2,497,000	2,497,000
Gas processing and other	91,000	145,000

	11,319,000	13,165,000
Costs and expenses:
Oil and natural gas operating	2,719,000	2,309,000
Contract drilling operating	1,367,000	1,632,000
General and administrative	2,314,000	2,387,000
Depletion, depreciation, and amortization	2,430,000	2,341,000
Reduction of carrying value of assets	-	798,000
Interest expense	308,000	297,000

	9,138,000	9,764,000

Earnings before income taxes	2,181,000	3,401,000

Income tax provision	486,000	974,000

NET EARNINGS	1,695,000	2,427,000

Less: Net earnings attributable to non-controlling interests	610,000	475,000

NET EARNINGS ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC.	$1,085,000	$1,952,000

BASIC NET EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC. STOCKHOLDERS	$0.13	$0.24

DILUTED NET EARNINGS PER COMMON SHARE ATTRIBUTABLE TO BARNWELL INDUSTRIES, INC. STOCKHOLDERS	$0.13	$0.24

WEIGHTED-AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
BASIC	8,277,160	8,264,021
DILUTED	8,277,160	8,267,075

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net earnings	$1,695,000	$2,427,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion, depreciation, and amortization	2,430,000	2,341,000
Share-based compensation expense	240,000	171,000
Retirement benefits expense	188,000	202,000
Deferred income tax expense	131,000	956,000
Accretion of asset retirement obligation	81,000	77,000
Reduction of carrying value of assets	-	798,000
Asset retirement obligation payments	(10,000)	(30,000)
Retirement plan contributions	(252,000)	(1,000)
Sale of interest in leasehold land, net	(564,000)	(1,091,000)
Sale of development rights, net	(2,497,000)	(2,497,000)
Increase (decrease) from changes in current assets and liabilities	1,885,000	(2,290,000)

Net cash provided by operating activities	3,327,000	1,063,000

Cash flows from investing activities:
Proceeds from sale of development rights	2,656,000	2,656,000
Proceeds from sale of interest in leasehold land, net of fees paid	564,000	1,091,000
Proceeds from gas over bitumen royalty adjustments	17,000	22,000
Proceeds from sale of oil and natural gas properties	-	539,000
Capital expenditures - oil and natural gas	(3,016,000)	(1,179,000)
Capital expenditures - all other	(1,860,000)	(30,000)

Net cash (used in) provided by investing activities	(1,639,000)	3,099,000

Cash flows from financing activities:
Repayments of long-term debt	(500,000)	-
Contributions from non-controlling interests	240,000	87,000
Proceeds from exercise of stock options	-	59,000
Distributions to non-controlling interests	(100,000)	(231,000)

Net cash used in financing activities	(360,000)	(85,000)

Effect of exchange rate changes on cash and cash equivalents	69,000	41,000

Net increase in cash and cash equivalents	1,397,000	4,118,000
Cash and cash equivalents at beginning of period	10,674,000	6,879,000

Cash and cash equivalents at end of period	$12,071,000	$10,997,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

Three months ended December 31, 2010 and 2009

(Unaudited)

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	Stock	Interests	Equity
Balance at September 30, 2009	8,240,160	$4,202,000	$1,227,000		$30,500,000	$(1,349,000)	$(2,262,000)	$902,000	$33,220,000

Exercise of stock options - 42,000 shares, net of 5,000 shares tendered and placed in treasury	37,000	21,000	62,000				(24,000)		59,000

Contributions from non-controlling interests								87,000	87,000

Distributions to non-controlling interests								(231,000)	(231,000)

Comprehensive income:
Net earnings				$2,427,000	1,952,000			475,000	2,427,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				964,000		964,000			964,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				67,000		67,000			67,000
Total comprehensive income				3,458,000
Comprehensive income attributable to non-controlling interests				(475,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$2,983,000

At December 31, 2009	8,277,160	$4,223,000	$1,289,000		$32,452,000	$(318,000)	$(2,286,000)	$1,233,000	$36,593,000

Balance at September 30, 2010	8,277,160	$4,223,000	$1,289,000		$34,340,000	$49,000	$(2,286,000)	$993,000	$38,608,000

Contributions from non-controlling interests								240,000	240,000

Distributions to non-controlling interests								(100,000)	(100,000)

Comprehensive income:
Net earnings				$1,695,000	1,085,000			610,000	1,695,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				1,301,000		1,301,000			1,301,000
Retirement plans - amortization of accumulated other comprehensive income into net periodic benefit cost, net of taxes of $0				63,000		63,000			63,000
Total comprehensive income				3,059,000
Comprehensive income attributable to non-controlling interests				(610,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$2,449,000

At December 31, 2010	8,277,160	$4,223,000	$1,289,000		$35,425,000	$1,413,000	$(2,286,000)	$1,743,000	$41,807,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2010 Annual Report on Form 10-K.  The Condensed Consolidated Balance Sheet as of September 30, 2010 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2010, results of operations for the three months ended December 31, 2010 and 2009, and cash flows for the three months ended December 31, 2010 and 2009, have been made.  The results of operations for the period ended December 31, 2010 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

Significant Accounting Policies

Oil and Natural Gas Properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed.  Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.  At December 31, 2010 and September 30, 2010, Barnwell had no investments in oil and natural gas development projects, proved or unproved, that were not being depleted.  General and administrative costs related to oil and natural gas operations are expensed as incurred.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

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

Reconciliations between net earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings per share computations for the three months ended December 31, 2010 and 2009 are as follows:

	Three months ended December 31, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic net earnings per share	$1,085,000	8,277,160	$0.13

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$1,085,000	8,277,160	$0.13

	Three months ended December 31, 2009
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic net earnings per share	$1,952,000	8,264,021	$0.24

Effect of dilutive securities - common stock options	-	3,054

Diluted net earnings per share	$1,952,000	8,267,075	$0.24

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.  Options to purchase 858,500 and 556,000 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2010 and 2009, respectively, as their inclusion would have been antidilutive.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation expense and related income tax effects for the three months ended December 31, 2010 and 2009 are as follows:

	Three months ended December 31,
	2010	2009

Share-based compensation expense	$240,000	$171,000

Income tax effect - provision	$-	$-

Share-based compensation expense recognized in earnings for the three months ended December 31, 2010 and 2009 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  There was no impact on income taxes for the three months ended December 31, 2010 and 2009 due to a full valuation allowance on the related deferred tax asset.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three months ended December 31, 2010 is presented below:

Three months ended December 31, 2010
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2010	60,000	$8.62
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at December 31, 2010	60,000	$8.62	3.9	$-

Exercisable at December 31, 2010	60,000	$8.62	3.9	$-

There was no share-based compensation expense for equity-classified awards in the three months ended December 31, 2010 and 2009.

The total intrinsic value of equity options exercised during the three months ended December 31, 2009 was $115,000.  No equity options were exercised during the three months ended December 31, 2010.

Liability-classified Awards

As of December 31, 2010, there was $344,000 of total unrecognized compensation cost related to nonvested liability-classified share options.  That cost is expected to be recognized over 2.7 years.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three months ended December 31, 2010 and 2009:

	Three months ended December 31,
	2010	2009

Expected volatility range	49.5% to 65.4%	45.2% to 60.6%
Weighted-average volatility	54.7%	49.5%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.9 to 9.0	4.9 to 9.9
Risk-free interest rate	1.5% to 3.0%	2.7% to 3.9%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three months ended December 31, 2010 is presented below:

	Three months ended December 31, 2010
Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at October 1, 2010	798,500	$8.18
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at December 31, 2010	798,500	$8.18	7.3	$-

Exercisable at December 31, 2010	420,375	$9.33	6.3	$-

Total share-based compensation expense for liability-classified awards for the three months ended December 31, 2010 and 2009 was $240,000 and $171,000, respectively.  Included in share-based compensation for liability-classified awards for the three months ended December 31, 2010 and 2009 were $91,000 and $68,000, respectively, of compensation expense related to shares that vested during each respective period and $149,000 and $103,000, respectively, of compensation expense due to remeasurement at December 31, 2010 and 2009 of the fair value of previously vested shares.

4.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) is a Hawaii limited liability limited partnership 80%-owned by Barnwell.

At December 31, 2010, Kaupulehu 2007 owns two luxury residences listed for sale for $7,950,000 and $7,650,000 in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

Kaupulehu 2007 has agreements with the project manager and the independent building contractor that constructed the two luxury homes for Kaupulehu 2007 which provide that each is entitled to receive 20% of the sales profit upon the sale of each of the two homes constructed by Kaupulehu 2007.  At the current list prices, it is unlikely there would be a profit distribution.

5.                                    INVESTMENTS

A summary of Barnwell’s investments as of December 31, 2010 and September 30, 2010 is as follows:

Investment in residential parcels	$3,020,000
Investment in joint ventures	1,875,000
Investment in land interests:
Leasehold land zoned conservation – Lot 4C	50,000
Lot acquisition rights – Mauka Lands	488,000

Total investments	$5,433,000

Investment in residential parcels

Kaupulehu 2007 owns two residential parcels in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

During the three months ended December 31, 2009, as a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that a $798,000 reduction of the carrying value of its investment in residential parcels was necessary.  No reduction was necessary during the three months ended December 31, 2010.

Investment in joint ventures

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell, owns 1.5% passive minority interests in Hualalai Investors JV, LLC and Hualalai Investors II, LLC (hereinafter collectively referred to as “Hualalai Investors”), owners of Hualalai Resort, and a 1.5% passive minority interest in Kona Village Investors, LLC, owner of Kona Village Resort.  Kaupulehu Investors, LLC accounts for its 1.5% passive investments under the cost method.

Lot 4C

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii.

Lot 4C is an area of approximately 1,000 acres of vacant leasehold land zoned conservation and is located adjacent to Lot 4A.  WB KD Acquisition, LLC (“WB”) and/or WB KD Acquisition II, LLC (“WBKD”), entities not affiliated with Barnwell and its subsidiaries, have the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C until June 2015.  However, this right to negotiate will terminate in June 2013 if WB and/or WBKD have not completed all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of Lot 4C.

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

6.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of December 31, 2010 and September 30, 2010 is as follows:

	December 31,	September 30,
	2010	2010

Canadian revolving credit facility	$13,000,000	$13,000,000
Real estate credit facility	12,500,000	13,000,000

	25,500,000	26,000,000
Less: current portion	(13,800,000)	(13,650,000)

Total long-term debt	$11,700,000	$12,350,000

Canadian revolving credit facility

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or approximately US$20,108,000 at the December 31, 2010 exchange rate.  Borrowings under this facility were US$13,000,000 and unused credit available under this facility was approximately US$7,108,000 at December 31, 2010.  The interest rate on the facility was 3.5% at December 31, 2010.

Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually with the next review planned for April 2011.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2011, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2011.  As such, two quarterly repayments of 5% each would be due within one year of December 31, 2010 and accordingly, we have included $1,300,000, representing 10% of the outstanding loan balance at December 31, 2010, in the current portion of long-term debt.

Real estate credit facility and restricted cash

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving credit facility with a Hawaii financial institution.  Under the terms of the credit facility agreement, Kaupulehu 2007 is required to make a scheduled principal payment of $500,000 per quarter due on March 31, June 30, September 30 and December 31 of each year.  Kaupulehu 2007 made a $500,000 principal payment in December 2010, reducing the facility amount to $12,500,000 at December 31, 2010.  If Kaupulehu 2007 sells one of its homes, it will be required to make a principal payment in an amount equal to the greater of (1) 100% of the net sales proceeds of the home or (2) $7,000,000, and the scheduled quarterly payment would be reduced to $250,000 per quarter.  The outstanding principal balance bears interest at a rate equal to the higher of the financial institution’s floating base rate or 4.5%.  The interest rate on this facility at December 31, 2010 was 4.5%.  Any unpaid principal balance and accrued interest will be due and payable on February 1, 2012.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes.

The agreement requires Kaupulehu 2007 to maintain an interest reserve account which serves as collateral for the facility and from which interest will be deducted on a monthly basis.  In December 2010, Kaupulehu 2007 replenished the interest reserve account with $610,000 to cover estimated interest payments through February 1, 2012, the credit facility termination date.  At December 31, 2010, the balance of the interest reserve account was $680,000 and is classified as restricted cash on the Condensed Consolidated Balance Sheet.

Under the agreement, the principal balance of the credit facility was not to exceed the sum of 60% of the as-is value of the lots and 70% of the as-is value of the homes effective December 31, 2010.  If borrowings under the facility exceeded this loan to value ratio on that date, Kaupulehu 2007 would have been required to make debt repayments in the amount of the excess.  The credit facility agreement was modified to defer the aforementioned date of the loan to value ratio measurement from December 31, 2010 to July 1, 2011 thereby eliminating the need to make a $1,054,000 debt repayment as of December 31, 2010.  All other terms of the credit facility were unchanged.

Both houses are currently listed for sale, therefore, the entire $12,500,000 outstanding at December 31, 2010 under the real estate credit facility has been classified as a current liability.

7.                                    RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees.  Additionally, Barnwell sponsors a Supplemental Employee Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the defined benefit pension plan, and a postretirement medical insurance benefits plan (“Postretirement Medical”) covering eligible U.S. employees.

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans for the three months ended December 31, 2010 and 2009:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2010	2009	2010	2009	2010	2009
Service cost	$75,000	$74,000	$11,000	$11,000	$4,000	$4,000
Interest cost	78,000	82,000	14,000	13,000	17,000	15,000
Expected return
on plan assets	(74,000)	(63,000)	-	-	-	-
Amortization of
prior service cost	1,000	1,000	1,000	1,000	34,000	34,000
Amortization of net
actuarial loss	21,000	27,000	4,000	3,000	2,000	-

Net periodic benefit cost	$101,000	$121,000	$30,000	$28,000	$57,000	$53,000

Barnwell contributed $250,000 to the Pension Plan during the three months ended December 31, 2010 and does not expect to make any further contributions during the remainder of fiscal 2011.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2011 and expected payments under the SERP for fiscal 2011 are not material.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.                                    INCOME TAXES

The components of the income tax provision for the three months ended December 31, 2010 and 2009 are as follows:

	Three months ended December 31,
	2010	2009

Current	$355,000	$18,000
Deferred	131,000	956,000

	$486,000	$974,000

Barnwell’s effective consolidated income tax rate, after adjusting earnings before income taxes to remove the portion attributable to non-controlling interests, was approximately 31% and 33% for the three months ended December 31, 2010 and 2009, respectively.

Included in the income tax provision for the three months ended December 31, 2010 is a $130,000 benefit from the lapsing of the statute of limitations related to a prior year uncertain tax position for Canadian income tax purposes.

Included in the income tax provision for the three months ended December 31, 2009 is a $1,252,000 benefit from a change in tax law enacted in November 2009 which expanded the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the same period of the current year.  Partially offsetting this benefit in the three months ended December 31, 2009 was an increase in deferred income tax expense due to valuation allowances on U.S. deferred tax assets generated during the period.

Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  In November 2010, the Company settled and paid the province of Alberta’s reassessment of Canadian provincial taxes.  The Alberta provincial reassessment resulted from the Canada Revenue Agency’s examination of the Company’s fiscal 2005 and 2006 Canadian federal returns, which was settled in September 2010.  There was no material difference between the province of Alberta’s reassessment and the related uncertain tax provision previously recorded by the Company.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of December 31, 2010.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at December 31, 2010:

Jurisdiction	Fiscal Years Open
U.S. federal	2006 – 2009
Various U.S. states	2007 – 2009
Canada federal	2003 – 2009
Various Canadian provinces	2003 – 2009

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

	Three months ended December 31,
	2010	2009
Revenues:
Oil and natural gas	$6,598,000	$7,144,000
Land investment	3,061,000	3,588,000
Contract drilling	1,569,000	2,288,000
Other	83,000	136,000
Total before interest income	11,311,000	13,156,000
Interest income	8,000	9,000
Total revenues	$11,319,000	$13,165,000

Depletion, depreciation,
and amortization:
Oil and natural gas	$2,263,000	$2,199,000
Contract drilling	145,000	115,000
Other	22,000	27,000
Total depletion,
depreciation, and amortization	$2,430,000	$2,341,000

Reduction of carrying value of assets:
Land investment	$-	$798,000

Operating profit
(before general and administrative expenses):
Oil and natural gas	$1,616,000	$2,636,000
Land investment	3,061,000	2,790,000
Contract drilling	57,000	541,000
Other	61,000	109,000
Total operating profit	4,795,000	6,076,000

General and administrative expenses	(2,314,000)	(2,387,000)
Interest expense	(308,000)	(297,000)
Interest income	8,000	9,000
Earnings before income taxes	$2,181,000	$3,401,000

10.                            ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of taxes, at December 31, 2010 and September 30, 2010 are as follows:

	December 31,	September 30,
	2010	2010

Foreign currency translation	$4,840,000	$3,539,000
Retirement plans liability	(3,427,000)	(3,490,000)

Accumulated other comprehensive income	$1,413,000	$49,000

11.                            FAIR VALUE OF FINANCIAL INSTRUMENTS

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

12.                            FAIR VALUE MEASUREMENTS

Barnwell does not have any assets and liabilities that are required to be remeasured on a recurring basis.

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  There were no nonrecurring fair value measurements recorded for such assets and liabilities during the three months ended December 31, 2010.  The following table provides carrying value and fair value measurement information for nonrecurring fair value measurements recorded during the three months ended December 31, 2009:

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the
	December 31,	Markets	Inputs	Inputs	three months ended
	2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Investment in residential parcels *	$ 3,800,000	$ -	$ 3,800,000	$ -	$ 798,000

*           The fair value included in the table above represents only the asset whose carrying value was adjusted to fair value in the period.

In determining the fair value of Barnwell’s investment in residential parcels, prices for comparable sales transactions were used by an independent real estate consulting and appraisal firm to estimate fair value.  Such fair value measurements have been classified as Level 2 valuations.

13.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2010	2009
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$229,000	$232,000
Income taxes	$835,000	$-

During the three months ended December 31, 2009, 12,300 stock options were exercised by tendering 5,000 shares of Barnwell stock at a market value of $4.84 per share, resulting in a $6,000 increase in common stock, an $18,000 increase in additional paid-in capital and a $24,000 increase in treasury stock.

Capital expenditure accruals related to oil and natural gas exploration and development decreased $659,000 and $9,000 during the three months ended December 31, 2010 and 2009, respectively.  Additionally, during the three months ended December 31, 2010 and 2009, capital expenditure accruals related to oil and natural gas asset retirement obligations remained unchanged.

ITEM 2.                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information

For the Purpose Of “Safe Harbor” Provisions Of The

Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts.  These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements.  Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions.  Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.  Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.  The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2010.  Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2010.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

None

Overview

Barnwell is engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment), 2) investing in land interests in Hawaii (land investment segment), 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment), and 4) developing homes for sale in Hawaii (residential real estate segment).

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

Land Investment Segment

Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership.  Kaupulehu 2007 owns two residential parcels in the Kaupulehu area.

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, within and adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Kaupulehu Developments’ interests include the following:

•           The right to receive payments from WB KD Acquisition, LLC (“WB”) and WB KD Acquisition II, LLC (“WBKD”), entities not affiliated with Barnwell and its subsidiaries, resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by WB and WBKD in two increments (“Increment I” and “Increment II”).  Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.  Increment II is currently planned for approximately 400 residential units; and

•           Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above.  Kaupulehu Developments has an agreement which provides WB and/or WBKD the exclusive right to negotiate with Kaupulehu Developments with respect to these 1,000 acres.  This right expires in June 2015 or in June 2013 if WB and/or WBKD have not completed all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of the 1,000 acres.

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

Residential Real Estate Segment

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, constructs and sells luxury single-family homes.  Kaupulehu 2007 owns two luxury residences listed for sale and does not have any homes under construction.

Investment in Joint Ventures

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell, owns 1.5% passive minority interests in Hualalai Investors JV, LLC and Hualalai Investors II, LLC, owners of Hualalai Resort, and a 1.5% passive minority interest in Kona Village Investors, LLC, owner of Kona Village Resort.

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

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on existing oil and natural gas prices.  Historically, oil and natural gas prices have been extremely volatile.  Oil and natural gas prices hit historic high levels in fiscal 2008.  Through the date of this filing, oil and natural gas prices have fallen sharply from their record levels.  Natural gas prices for Barnwell, based on quarterly averages during the three years ended December 31, 2010, have ranged from a low of $2.70 per thousand cubic feet (the average price for the quarter ended September 30, 2009) to a high of $9.70 per thousand cubic feet (the average price for the quarter ended June 30, 2008).  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $35.20 per barrel (the average price for the quarter ended March 31, 2009) to a high of $117.22 per barrel (the average price for the quarter ended June 30, 2008).  Declines in oil and natural gas prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Although the Company estimates that it will increase its fiscal 2011 oil and natural gas capital expenditures as compared to the prior year, the Company will continue to hold such capital expenditures at reduced levels through the end of calendar 2011 as a result of the continued poor outlook for natural gas prices and diminished demand for luxury real estate.  Reduced capital expenditures, if significant and/or continued, will likely result in a reduction in future oil and natural gas reserve volumes and production.

Land Investment and Residential Real Estate Segments

The economic recession has caused real estate sales prices and activity within the Kaupulehu area to decrease significantly.  Real estate sales results in the area near Kaupulehu continue to be mixed, with sporadic activity and wide variations in sales prices.  If future real estate activity in the Kaupulehu and surrounding areas is lower than management’s current expectations, our operating results, financial condition, liquidity and cash flows could be adversely affected.

Kaupulehu 2007’s two luxury homes are complete and available for sale.  One home is a fully furnished 5-bedroom, 6.5-bath ranch-style home, 6,337 square feet in size and is currently listed for sale for $7,950,000.  The second home, currently unfurnished, is of similar design, 6,275 square feet in size and is currently listed for sale for $7,650,000.

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

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii.  The latest University of Hawaii Economic Research Organization (“UHERO”) report indicates the construction industry experienced a decline in both activity and job count in 2010, but it is believed that the industry has reached the bottom of the cycle.

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

Results of Operations

Summary

Net earnings attributable to Barnwell for the three months ended December 31, 2010 totaled $1,085,000, an $867,000 decrease from net earnings of $1,952,000 for the three months ended December 31, 2009.  This decrease was largely attributable to the following items:

•                Oil and natural gas operating profits before income taxes decreased $1,020,000.  During the quarter ended December 31, 2009, Barnwell was notified that a non-consent 300% penalty well, of which Barnwell is a non-operator, had reached recovery.  Net earnings for the quarter ended December 31, 2009 included $220,000 related to the operations of this well; there were no such revenues during the quarter ended December 31, 2010.  Also contributing to the decrease was an increase in operating expenses as a result of an increase in workovers and repairs;

•                Land investment segment revenues decreased $527,000 due to decreased receipts of percentage of sales payments resulting from a decrease in sales of residential lots by the developer of the project;

•                A $484,000 decrease in contract drilling operating profits before income taxes due to a decrease in well drilling activity; and

•                The prior year period included a $1,252,000 current income tax benefit from legislation which expanded the number of years Barnwell can carry back U.S. federal income tax losses.

The decreases in earnings above were partially offset by the fact that land investment operating profits before income taxes in the prior year quarter included a $798,000 non-cash reduction of the carrying value of Barnwell’s investment in residential parcels, whereas there was no such reduction in the current year quarter.  The decrease in earnings was also partially offset by a decrease in deferred tax expense as income taxes in the prior year quarter included a significant increase in the valuation allowance for deferred tax assets.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 4% in the three months ended December 31, 2010 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 4% at December 31, 2010 as compared to September 30, 2010.  Accordingly, the assets, liabilities, equity, revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2010 was $1,301,000, a $337,000 increase from the $964,000 other comprehensive income due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  There were no taxes on other comprehensive income due to foreign currency translation adjustments in the three months ended December 31, 2010 and 2009 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

Oil and natural gas revenues decreased $546,000 (8%) for the three months ended December 31, 2010, as compared to the same period in the prior year.  The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three months ended December 31, 2010 as compared to the same period of the prior year.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2010	2009	$	%
Natural Gas (Mcf)*	$3.18	$3.84	($ 0.66)	(17%)
Oil (Bbls)**	$72.86	$67.58	$ 5.28	8%
Liquids (Bbls)**	$42.01	$36.65	$ 5.36	15%

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2010	2009	Units	%
Natural Gas (Mcf)*	800,000	814,000	(14,000)	(2%)
Oil (Bbls)**	37,000	35,000	2,000	6%
Liquids (Bbls)**	27,000	28,000	(1,000)	(4%)

*      Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

During the three months ended December 31, 2010, natural gas prices decreased 17% and oil and natural gas liquids prices increased 8% and 15%, respectively, as compared to the same period in the prior year.

Net natural gas production decreased 2% during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, due primarily to natural declines, including at the Dunvegan property.  Gross natural gas production for the three months ended December 31, 2010 decreased 7%, as compared to the same period in the prior year.

Net oil production for the three months ended December 31, 2010 increased 6%, as compared to the same period in the prior year, due primarily to increased production from newer properties partially offset by higher Alberta crown royalty rates due to higher oil prices.  Gross oil production for the three months ended December 31, 2010 increased 13%, as compared to the same period in the prior year.

Effective January 1, 2011, the Government of Alberta modified Alberta’s royalty framework.  The modified framework reduced the maximum royalty rate for oil and natural gas production from 50% to 40% and 36%, respectively.

Oil and natural gas operating expenses increased $410,000 (18%) for the three months ended December 31, 2010, as compared to the same period in the prior year, due primarily to higher workover activity and repairs in the Dunvegan field due to corrosion and aging.  Also contributing to the increase was a 4% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

Sale of development rights and Sale of interest in leasehold land

Kaupulehu Developments received its final development rights option payment in December 2010.  Revenues related to sales of development rights under option for the three months ended December 31, 2010 and 2009 are summarized as follows:

	Three months ended
	December 31,
	2010	2009
Sale of development rights under option:
Proceeds	$ 2,656,000	$ 2,656,000
Fees	(159,000)	(159,000)
Revenues - sale of development rights, net	$ 2,497,000	$ 2,497,000

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  There are no more development right options outstanding as of December 31, 2010.

The following table summarizes the percentage of sales payment revenues received from WB for the three months ended December 31, 2010 and 2009:

	Three months ended
	December 31,
	2010	2009
Sale of interest in leasehold land:
Proceeds	$ 600,000	$ 1,160,000
Fees	(36,000)	(69,000)
Revenues - sale of interest in leasehold land, net	$ 564,000	$ 1,091,000

WB sold one ocean front single-family lot in Increment I during the three months ended December 31, 2010, and paid Kaupulehu Developments a percentage of sales payment totaling $600,000.  WB sold three single-family lots in the three months ended December 31, 2009 and paid Kaupulehu Developments percentage of sales payments totaling $1,160,000.  Twenty-seven of the 80 single-family lots planned for Increment I have been sold as of December 31, 2010, twenty of which are ocean front lots and seven of which are ocean view lots.  There is no assurance with regards to the amounts of future payments to be received.

Contract drilling

Contract drilling revenues and operating costs decreased $719,000 (31%) and $265,000 (16%), respectively, for the three months ended December 31, 2010, as compared to the same period in the prior year.  The contract drilling segment generated a $57,000 operating profit before general and administrative expenses in the three months ended December 31, 2010, a decrease of $484,000 as compared to the $541,000 operating profit generated during the same period of the prior year, primarily due to decreased well drilling activity during the current year quarter.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.  Management currently estimates that well drilling activity for the remainder of fiscal 2011 will be lower than the same period of the prior year based upon contracts in backlog.

Reduction of carrying value of assets

During the three months ended December 31, 2009, as a result of real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that a $798,000 reduction of the carrying value of its investment in residential parcels was necessary.  No reduction was necessary during the three months ended December 31, 2010.

Income taxes

Barnwell’s effective consolidated income tax rate, after adjusting earnings before income taxes to remove the portion attributable to non-controlling interests, was approximately 31% and 33% for the three months ended December 31, 2010 and 2009, respectively.

Included in the income tax provision for the three months ended December 31, 2010 is a $130,000 benefit from the lapsing of the statute of limitations related to a prior year uncertain tax position for Canadian income tax purposes.

Included in the income tax provision for the three months ended December 31, 2009 is a $1,252,000 benefit from a change in tax law enacted in November 2009 which expanded the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the same period of the current year.  Partially offsetting this benefit in the three months ended December 31, 2009 was an increase in deferred income tax expense due to valuation allowances on U.S. deferred tax assets generated during the period.

Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  In November 2010, the Company settled and paid the province of Alberta’s reassessment of Canadian provincial taxes.  The Alberta provincial reassessment resulted from the Canada Revenue Agency’s examination of the Company’s fiscal 2005 and 2006 Canadian federal returns, which was settled in September 2010.  There was no material difference between the province of Alberta’s reassessment and the related uncertain tax provision previously recorded by the Company.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of December 31, 2010.

Net earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests increased $135,000 (28%) for the three months ended December 31, 2010, as compared to the same period in the prior year.  The increase is primarily attributable to the prior year period’s reduction of the carrying value of Barnwell’s investment in residential parcels which impacts non-controlling interests; there was no such reduction in the current year period.  The increase was partially offset by the impacts to non-controlling interests of lower revenues reported by the land investment segment in the current year quarter as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At December 31, 2010, Barnwell had $12,071,000 in cash and cash equivalents, $9,105,000 in working capital, and approximately $7,108,000 of available credit under its credit facility with its Canadian bank.  Barnwell’s future liquidity and ability to fund capital expenditures is dependent upon operating cash flows, existing working capital, available credit under its credit facility with its Canadian bank, and its ability to access debt markets.

Cash Flows

Cash flows provided by operations totaled $3,327,000 for the three months ended December 31, 2010, as compared to $1,063,000 of cash flows provided by operations for the same period in the prior year.  The $2,264,000 change was primarily due to changes in working capital.

Net cash used in investing activities totaled $1,639,000 during the three months ended December 31, 2010, as compared to $3,099,000 of cash flows provided by investing activities during the same period of the prior year.  The $4,738,000 change was primarily attributable to a $3,667,000 increase in capital expenditures due to higher oil and natural gas capital expenditures and the purchase of the Company’s office in New York City during the three months ended December 31, 2010, as compared to the same period of the prior year.

Cash flows used in financing activities totaled $360,000 for the three months ended December 31, 2010, as compared to $85,000 of cash flows used in financing activities during the same period of the prior year.  The $275,000 change was primarily due to debt repayments of $500,000 during the three months ended December 31, 2010.

Credit Arrangements

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or approximately US$20,108,000 at the December 31, 2010 exchange rate of 1.0054.  At December 31, 2010, borrowings under this facility were US$13,000,000 and Barnwell had approximately US$7,108,000 of unused credit available.  The interest rate on this facility at December 31, 2010 was 3.5%.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2011.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.

Barnwell also has a non-revolving credit facility with a Hawaii financial institution through its 80%-owned real estate joint venture, Kaupulehu 2007.  Under the terms of the credit facility agreement, Kaupulehu 2007 is required to make a scheduled principal payment of $500,000 per quarter due on March 31, June 30, September 30 and December 31 of each year.  Kaupulehu 2007 made a $500,000 principal payment in December 2010, reducing the facility amount to $12,500,000 at December 31, 2010.  If Kaupulehu 2007 sells one of its homes, it will be required to make a principal payment in an amount equal to the greater of (1) 100% of the net sales proceeds of the home or (2) $7,000,000, and the scheduled quarterly payment would be reduced to $250,000 per quarter.  The outstanding principal balance bears interest at a rate equal to the higher of the financial institution’s floating base rate or 4.5%.  The interest rate on this facility at December 31, 2010 was 4.5%.  Any unpaid principal balance and accrued interest will be due and payable on February 1, 2012.  The credit facility, which is fully guaranteed by Barnwell and guaranteed 20% by Mr. Terry Johnston, is collateralized by, among other things, a first mortgage lien on the parcels and homes.

Under the agreement, the principal balance of the credit facility was not to exceed the sum of 60% of the as-is value of the lots and 70% of the as-is value of the homes effective December 31, 2010.  If borrowings under the facility exceeded this loan to value ratio on that date, Kaupulehu 2007 would have been required to make debt repayments in the amount of the excess.  The credit facility agreement was modified to defer the aforementioned date of the loan to value ratio measurement from December 31, 2010 to July 1, 2011 thereby eliminating the need to make a $1,054,000 debt repayment as of December 31, 2010.  All other terms of the credit facility were unchanged.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $2,357,000 for the three months ended December 31, 2010, as compared to $1,170,000 for the three months ended December 31, 2009.  Management expects that oil and natural gas capital expenditures in fiscal 2011 will range from $7,000,000 to $9,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended December 31, 2010, Barnwell participated in the drilling of 1 gross (0.1 net) well in Canada which has been deemed successful.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.  During the quarter ended December 31, 2010, Barnwell’s capital expenditures included $840,000 for the acquisition of oil and natural gas leases, primarily in the Canadian province of Saskatchewan.

On October 28, 2010, the Company completed the acquisition of a cooperative apartment it was leasing as its New York City office for $2,061,000, paid entirely in cash.  The apartment continues to be utilized as an office.

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

ITEM 4.                                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2010, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2010 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: February 11, 2011	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description	Page

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	33

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	34

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	35