Form 10-Q
period 2011-03-31
BARNWELL INDUSTRIES INC
filed 2011-05-13
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

☐ Yes     ☒ No

As of May 10, 2011 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,982,000	$10,674,000
Restricted cash	-	218,000
Accounts receivable, net of allowance for doubtful accounts of: $72,000 at March 31, 2011; $70,000 at September 30, 2010	5,225,000	6,535,000
Income taxes receivable	721,000	2,240,000
Prepaid expenses	545,000	400,000
Real estate held for sale	13,058,000	13,058,000
Other current assets	855,000	1,242,000

Total current assets	34,386,000	34,367,000

Investments	5,122,000	5,433,000

Property and equipment	245,501,000	226,368,000
Accumulated depletion, depreciation, and amortization	(191,422,000)	(176,280,000)
Property and equipment, net	54,079,000	50,088,000

Total assets	$93,587,000	$89,888,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,967,000	$1,442,000
Accrued capital expenditures	2,285,000	2,269,000
Accrued compensation	3,635,000	2,142,000
Payable to joint interest owners	836,000	1,265,000
Income taxes payable	780,000	1,072,000
Current portion of long-term debt	12,500,000	13,650,000
Other current liabilities	2,892,000	2,966,000

Total current liabilities	24,895,000	24,806,000

Long-term debt	13,000,000	12,350,000

Liability for retirement benefits	5,388,000	5,391,000

Asset retirement obligation	5,360,000	4,869,000

Deferred income taxes	4,275,000	3,864,000

Total liabilities	52,918,000	51,280,000

Equity:
Barnwell Industries, Inc. stockholders’ equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at March 31, 2011 and September 30, 2010	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	33,962,000	34,340,000
Accumulated other comprehensive income, net	2,379,000	49,000
Treasury stock, at cost:
167,900 shares at March 31, 2011 and September 30, 2010	(2,286,000)	(2,286,000)

Total Barnwell Industries, Inc. stockholders’ equity	39,567,000	37,615,000
Non-controlling interests	1,102,000	993,000

Total equity	40,669,000	38,608,000

Total liabilities and equity	$93,587,000	$89,888,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Oil and natural gas	$7,063,000	$7,559,000	$13,661,000	$14,703,000
Contract drilling	812,000	995,000	2,381,000	3,283,000
Sale of interest in leasehold land, net	-	1,128,000	564,000	2,219,000
Sale of development rights, net	-	-	2,497,000	2,497,000
Gain from drilling royalty credits	1,326,000	-	1,326,000	-
Gas processing and other	80,000	78,000	171,000	223,000

	9,281,000	9,760,000	20,600,000	22,925,000
Costs and expenses:
Oil and natural gas operating	2,761,000	2,550,000	5,480,000	4,859,000
Contract drilling operating	844,000	752,000	2,211,000	2,384,000
General and administrative	3,819,000	2,023,000	6,133,000	4,410,000
Depletion, depreciation, and amortization	2,443,000	2,313,000	4,873,000	4,654,000
Reduction of carrying value of assets	311,000	-	311,000	798,000
Interest expense	312,000	283,000	620,000	580,000

	10,490,000	7,921,000	19,628,000	17,685,000

(Loss) earnings before income taxes	(1,209,000)	1,839,000	972,000	5,240,000

Income tax provision	393,000	160,000	879,000	1,134,000

Net (loss) earnings	(1,602,000)	1,679,000	93,000	4,106,000

Less: Net (loss) earnings attributable to non-controlling interests	(139,000)	189,000	471,000	664,000

Net (loss) earnings attributable to Barnwell Industries, Inc.	$(1,463,000)	$1,490,000	$(378,000)	$3,442,000

Basic net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.18)	$0.18	$(0.05)	$0.42

Diluted net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.18)	$0.18	$(0.05)	$0.42

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160	8,277,160	8,270,518
Diluted	8,277,160	8,277,160	8,277,160	8,270,518

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net earnings	$93,000	$4,106,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion, depreciation, and amortization	4,873,000	4,654,000
Share-based compensation expense	1,917,000	217,000
Retirement benefits expense	376,000	405,000
Reduction of carrying value of assets	311,000	798,000
Deferred income tax expense	195,000	522,000
Accretion of asset retirement obligation	166,000	156,000
Asset retirement obligation payments	(24,000)	(36,000)
Share-based compensation payments	(52,000)	-
Retirement plan contributions	(253,000)	(231,000)
Sale of interest in leasehold land, net	(564,000)	(2,219,000)
Sale of development rights, net	(2,497,000)	(2,497,000)
Additions to real estate held for sale	-	(44,000)
Increase (decrease) from changes in current assets and liabilities	2,617,000	(589,000)

Net cash provided by operating activities	7,158,000	5,242,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	2,497,000	2,497,000
Proceeds from sale of interest in leasehold land, net of fees paid	564,000	2,243,000
Proceeds from gas over bitumen royalty adjustments	48,000	53,000
Proceeds from sale of oil and natural gas properties	-	704,000
Return of capital distribution from joint venture	-	45,000
Capital expenditures - oil and natural gas	(4,194,000)	(2,150,000)
Capital expenditures - all other	(2,025,000)	(130,000)

Net cash (used in) provided by investing activities	(3,110,000)	3,262,000

Cash flows from financing activities:
Repayments of long-term debt	(500,000)	(2,000,000)
Contributions from non-controlling interests	240,000	128,000
Proceeds from exercise of stock options	-	59,000
Payment of loan commitment fees	(32,000)	-
Distributions to non-controlling interests	(602,000)	(918,000)

Net cash used in financing activities	(894,000)	(2,731,000)

Effect of exchange rate changes on cash and cash equivalents	154,000	(1,000)

Net increase in cash and cash equivalents	3,308,000	5,772,000
Cash and cash equivalents at beginning of period	10,674,000	6,879,000

Cash and cash equivalents at end of period	$13,982,000	$12,651,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE (LOSS) INCOME

Three months ended March 31, 2011 and 2010

(Unaudited)

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	(Loss) Income	Earnings	Income	Stock	Interests	Equity

Balance at December 31, 2009	8,277,160	$4,223,000	$1,289,000		$32,452,000	$ (318,000)	$(2,286,000)	$1,233,000	$36,593,000

Contributions from non-controlling interests								41,000	41,000

Distributions to non-controlling interests								(687,000)	(687,000)

Comprehensive income:
Net earnings				$1,679,000	1,490,000			189,000	1,679,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				1,066,000		1,066,000			1,066,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				67,000		67,000			67,000
Total comprehensive income				2,812,000
Comprehensive income attributable to non-controlling interests				(189,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$2,623,000

At March 31, 2010	8,277,160	$4,223,000	$1,289,000		$33,942,000	$ 815,000	$(2,286,000)	$ 776,000	$38,759,000

Balance at December 31, 2010	8,277,160	$4,223,000	$1,289,000		$35,425,000	$1,413,000	$(2,286,000)	$1,743,000	$41,807,000

Distributions to non-controlling interests								(502,000)	(502,000)

Comprehensive loss:
Net loss				$(1,602,000)	(1,463,000)			(139,000)	(1,602,000)
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				902,000		902,000			902,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				64,000		64,000			64,000
Total comprehensive loss				(636,000)
Comprehensive loss attributable to non-controlling interests				139,000
Comprehensive loss attributable to Barnwell Industries, Inc.				$(497,000)

At March 31, 2011	8,277,160	$4,223,000	$1,289,000		$33,962,000	$2,379,000	$(2,286,000)	$1,102,000	$40,669,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

Six months ended March 31, 2011 and 2010

(Unaudited)

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Income	Earnings	Income	Stock	Interests	Equity

Balance at September 30, 2009	8,240,160	$4,202,000	$1,227,000		$30,500,000	$(1,349,000)	$(2,262,000)	$ 902,000	$33,220,000

Exercise of stock options - 42,000 shares, net of 5,000 shares tendered and placed in treasury	37,000	21,000	62,000				(24,000)		59,000

Contributions from non-controlling interests								128,000	128,000

Distributions to non-controlling interests								(918,000)	(918,000)

Comprehensive income:
Net earnings				$4,106,000	3,442,000			664,000	4,106,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				2,030,000		2,030,000			2,030,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				134,000		134,000			134,000
Total comprehensive income				6,270,000
Comprehensive income attributable to non-controlling interests				(664,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$5,606,000

At March 31, 2010	8,277,160	$4,223,000	$1,289,000		$33,942,000	$ 815,000	$(2,286,000)	$ 776,000	$38,759,000

Balance at September 30, 2010	8,277,160	$4,223,000	$1,289,000		$34,340,000	$ 49,000	$(2,286,000)	$ 993,000	$38,608,000

Contributions from non-controlling interests								240,000	240,000

Distributions to non-controlling interests								(602,000)	(602,000)

Comprehensive income:
Net earnings (loss)				$ 93,000	(378,000)			471,000	93,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				2,203,000		2,203,000			2,203,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				127,000		127,000			127,000
Total comprehensive income				2,423,000
Comprehensive income attributable to non-controlling interests				(471,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$1,952,000

At March 31, 2011	8,277,160	$4,223,000	$1,289,000		$33,962,000	$ 2,379,000	$(2,286,000)	$1,102,000	$40,669,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2011, results of operations for the three and six months ended March 31, 2011 and 2010, and cash flows for the six months ended March 31, 2011 and 2010, have been made.  The results of operations for the period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

Significant Accounting Policies

Oil and Natural Gas Properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed.  Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.  At March 31, 2011 and September 30, 2010, Barnwell had no investments in oil and natural gas development projects, proved or unproved, that were not being depleted.  General and administrative costs related to oil and natural gas operations are expensed as incurred.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

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

2.                                    (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per share excludes dilution and is computed by dividing net (loss) earnings attributable to Barnwell stockholders by the weighted-average number of common shares outstanding for the period.  Diluted (loss) earnings per share includes the potentially dilutive effect of outstanding common stock options.

Reconciliations between net (loss) earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net (loss) earnings per share computations for the three and six months ended March 31, 2011 and 2010 are as follows:

	Three months ended March 31, 2011
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(1,463,000)	8,277,160	$(0.18)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(1,463,000)	8,277,160	$(0.18)

	Six months ended March 31, 2011
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(378,000)	8,277,160	$(0.05)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(378,000)	8,277,160	$(0.05)

	Three months ended March 31, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$1,490,000	8,277,160	$ 0.18

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$1,490,000	8,277,160	$ 0.18

	Six months ended March 31, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$3,442,000	8,270,518	$ 0.42

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$3,442,000	8,270,518	$ 0.42

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potential dilutive shares are excluded from the computation of (loss) earnings per share if their effect is antidilutive.  Options to purchase 819,125 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2011 and options to purchase 871,000 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2010 as their inclusion would have been antidilutive.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation expense and related income tax effects for the three and six months ended March 31, 2011 and 2010 are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010

Share-based compensation expense	$1,677,000	$ 46,000	$1,917,000	$217,000

Income tax effect	$ -	$ -	$ -	$ -

Share-based compensation expense recognized in (loss) earnings for the three and six months ended March 31, 2011 and 2010 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  There was no impact on income taxes for the three and six months ended March 31, 2011 and 2010 due to a full valuation allowance on the related deferred tax asset.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three and six months ended March 31, 2011 is presented below:

Three months ended March 31, 2011
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at January 1, 2011	60,000	$ 8.62
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at March 31, 2011	60,000	$ 8.62	3.7	$ -

Exercisable at March 31, 2011	60,000	$ 8.62	3.7	$ -

Six months ended March 31, 2011
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2010	60,000	$ 8.62
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at March 31, 2011	60,000	$ 8.62	3.7	$ -

Exercisable at March 31, 2011	60,000	$ 8.62	3.7	$ -

There was no share-based compensation expense for equity-classified awards in the three and six months ended March 31, 2011 and 2010.

The total intrinsic value of equity options exercised during the six months ended March 31, 2010 was $115,000.  No equity options were exercised during the three months ended March 31, 2010 or during the three and six months ended March 31, 2011.

Liability-classified Awards

As of March 31, 2011, there was $718,000 of total unrecognized compensation cost related to nonvested liability-classified share options.  That cost is expected to be recognized over 2.5 years.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three and six months ended March 31, 2011 and 2010:

	Three and six months ended March 31,
	2011	2010

Expected volatility range	53.6% to 73.0%	44.9% to 61.5%
Weighted-average volatility	62.5%	50.6%
Expected dividends	0.0%	0.0%
Expected term (in years)	0.2 to 8.7	0.4 to 9.7
Risk-free interest rate	0.1% to 3.2%	0.2% to 3.8%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three and six months ended March 31, 2011 is presented below:

	Three months ended March 31, 2011
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at January 1, 2011	798,500	$ 8.18
Granted	-
Exercised	(39,375)	$ 4.32
Expired	-
Forfeited	-
Outstanding at March 31, 2011	759,125	$ 8.38	7.0	$ 841,325

Exercisable at March 31, 2011	381,000	$ 9.84	5.8	$ 124,100

	Six months ended March 31, 2011
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2010	798,500	$ 8.18
Granted	-
Exercised	(39,375)	$ 4.32
Expired	-
Forfeited	-
Outstanding at March 31, 2011	759,125	$ 8.38	7.0	$ 841,325

Exercisable at March 31, 2011	381,000	$ 9.84	5.8	$ 124,100

Total share-based compensation expense for liability-classified awards for the three and six months ended March 31, 2011 was $1,677,000 and $1,917,000, respectively, as compared to $46,000 and $217,000 during the three and six months ended March 31, 2010, respectively.  Included in share-based compensation for liability-classified awards for the three and six months ended March 31, 2011 were $142,000 and $359,000, respectively, of compensation expense related to shares that vested during each respective period and $1,535,000 and $1,558,000, respectively, of compensation expense primarily due to the impact of an increase in Barnwell’s stock price at March 31, 2011 on previously vested shares.  Included in share-based compensation for liability-classified awards for the three and six months ended March 31, 2010 were $129,000 and $192,000, respectively, of compensation expense related to shares that vested during each respective period and an $83,000 benefit and a $25,000 expense, respectively, primarily due to the impact of fluctuations in Barnwell’s stock price on previously vested shares.

In the three and six months ended March 31, 2011, the cash feature of 39,375 shares of non-qualified options were exercised.  The total intrinsic value of the liability-classified options exercised during the three and six months ended March 31, 2011 was $118,000.  No liability-classified options were exercised during the three and six months ended March 31, 2010.  There is no estimated tax benefit related to the options exercised during the three and six months ended March 31, 2011 due to a full valuation allowance on the related deferred tax asset.

4.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) is a Hawaii limited liability limited partnership 80%-owned by Barnwell.  At March 31, 2011, Kaupulehu 2007 owns two luxury residences that are available for sale for $7,950,000 and $7,650,000 in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

5.                                    INVESTMENTS

Investments as of March 31, 2011 and September 30, 2010 were:

	March 31,	September 30,
	2011	2010

Investment in two residential parcels	$2,830,000	$3,020,000
Investment in joint ventures	1,754,000	1,875,000
Investment in land interests:
Leasehold land zoned conservation – Lot 4C	50,000	50,000
Lot acquisition rights – Mauka Lands	488,000	488,000

Total investments	$5,122,000	$5,433,000

Investment in two residential parcels

Kaupulehu 2007 owns two residential parcels in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

As a result of recent real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that reductions of the carrying value of its investment in residential parcels were necessary.  During the three and six months ended March 31, 2011, a $190,000 writedown was recorded and during the six months ended March 31, 2010, a $798,000 writedown was recorded.  No reduction was necessary during the three months ended March 31, 2010.

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

Kona Village Resort sustained considerable damage as a result of the March 11, 2011 tsunami generated by a 9.0-magnitude earthquake that took place off the coast of Japan and subsequently announced it would close indefinitely and lay off its employees.  As a result of the resort’s shutdown, Barnwell determined a write-off of its investment in Kona Village Investors, LLC was necessary.  The write-off totaled $121,000 for the three and six months ended March 31, 2011.  There was no impairment during the three or six months ended March 31, 2010.

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

6.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of March 31, 2011 and September 30, 2010 is as follows:

	March 31,	September 30,

	2011	2010

Canadian revolving credit facility	$13,000,000	$13,000,000
Real estate loan	12,500,000	13,000,000

	25,500,000	26,000,000
Less: current portion	(12,500,000)	(13,650,000)

Total long-term debt	$13,000,000	$12,350,000

Canadian revolving credit facility

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2011 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$20,580,000 at the March 31, 2011 exchange rate.  Borrowings under this facility were US$13,000,000 and unused credit available under this facility was approximately US$7,580,000 at March 31, 2011.  The interest rate on the facility at March 31, 2011 was 3.5%.

The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.75%, at Royal Bank U.S. base rate plus 1.75%, or in Canadian dollars at Royal Bank prime plus 1.75%.  A standby fee of 0.6875% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $30,000 Canadian dollars in April 2011 to renew the facility.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2012.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2012, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2012.  As no debt repayments will be required on or before March 31, 2012, the entire outstanding loan balance at March 31, 2011 is classified as long-term debt.

Real estate loan

On March 28, 2011, Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, refinanced its real estate loan with a new lender.  The loan is a non-revolving seven year term loan with interest rates that adjust annually.  Principal and interest are paid monthly and are determined based on a loan amortization schedule.

Monthly payments of principal and interest are due on the first day of each month beginning in May 2011 and will change as a result of a change in the interest rate, the sale of a house or the sale of a residential parcel.  The monthly payment for the first year, based on a seven-year amortization schedule, is approximately $169,000 and the interest rate for the first year is 3.67%.  After the first year, the interest rate will adjust for each of the remaining six 1-year periods of the loan term.  The interest rate will be the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  Kaupulehu 2007 paid a $32,000 fee to refinance the loan.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

The loan is collateralized by, among other things, a first mortgage on the four lots together with all improvements thereon.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a minimum debt service coverage ratio of not less than 1.20 to 1, a total liabilities to consolidated tangible net worth ratio not to exceed 1.85 to 1, and a maximum loan to value ratio.

Under the terms of the previous credit facility agreement, Kaupulehu 2007 made a scheduled $500,000 principal payment in December 2010, reducing the facility amount to $12,500,000 at March 31, 2011.  Both houses which are collateral for the loan are currently for sale, therefore, the entire $12,500,000 outstanding at March 31, 2011 under the term loan has been classified as a current liability.

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans for the three months ended March 31, 2011 and 2010:

	Pension Plan		SERP		Postretirement Medical
	2011	2010	2011	2010	2011	2010
Service cost	$74,000	$74,000	$11,000	$10,000	$4,000	$3,000
Interest cost	77,000	82,000	15,000	14,000	17,000	16,000
Expected return on plan assets	(74,000)	(63,000)	-	-	-	-
Amortization of prior service cost	2,000	2,000	1,000	1,000	34,000	34,000
Amortization of net actuarial loss	22,000	27,000	3,000	3,000	2,000	-

Net periodic benefit cost	$101,000	$122,000	$30,000	$28,000	$57,000	$53,000

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans for the six months ended March 31, 2011 and 2010:

	Pension Plan		SERP		Postretirement Medical
	2011	2010	2011	2010	2011	2010
Service cost	$149,000	$147,000	$22,000	$21,000	$8,000	$7,000
Interest cost	155,000	164,000	29,000	27,000	34,000	31,000
Expected return on plan assets	(148,000)	(126,000)	-	-	-	-
Amortization of prior service cost	3,000	3,000	2,000	2,000	68,000	68,000
Amortization of net actuarial loss	43,000	55,000	7,000	6,000	4,000	-

Net periodic benefit cost	$202,000	$243,000	$60,000	$56,000	$114,000	$106,000

Barnwell contributed $250,000 to the Pension Plan during the six months ended March 31, 2011 and does not expect to make any further contributions during the remainder of fiscal 2011.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2011 and expected payments under the SERP for fiscal 2011 are not material.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.                                    INCOME TAXES

The components of the income tax provision for the three and six months ended March 31, 2011 and 2010 are as follows:

	Three months ended		Six months ended

	March 31,		March 31,
	2011	2010	2011	2010

Current	$329,000	$594,000	$684,000	$612,000
Deferred	64,000	(434,000)	195,000	522,000

	$393,000	$160,000	$879,000	$1,134,000

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2011, after adjusting (loss) earnings before income taxes to remove the portion attributable to non-controlling interests, was approximately (37%) and 175%, respectively, as compared to approximately 10% and 25% for the three and six months ended March 31, 2010, respectively.

Income taxes for the three and six months ended March 31, 2011 do not bear a customary relationship to pre-tax results as U.S. deferred tax assets generated during the current year periods, such as the significant increase in stock appreciation rights expense for books in excess of tax and other items such as foreign tax credit carryforwards, are estimated to have no tax benefit and therefore have full valuation allowances.  Also included in the income tax provision for the six months ended March 31, 2011 is a $130,000 benefit from the lapsing of the statute of limitations related to a prior year uncertain tax position for Canadian income tax purposes.

The consolidated income tax rate for the three months ended March 31, 2010 of 10% reflects the impact of adjustments to the estimated annual income tax provision for revised projections of annual operating results for fiscal 2010 as of March 31, 2010, as compared to the annual projections utilized in the three months ended December 31, 2009.  The adjustments primarily related to changes in estimated realizable consolidated U.S. income tax benefits resulting from foreign taxes paid by our U.S. subsidiary operating in Canada.  Included in the income tax provision for the six months ended March 31, 2010 was a $1,252,000 benefit from a change in tax law enacted in November 2009 which expanded the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the three and six months ended March 31, 2011 or three months ended March 31, 2010.  Partially offsetting this benefit was the impact of U.S. deferred tax assets generated during the period that were estimated to have no tax benefit and therefore had full valuation allowances.

Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  In November 2010, the Company settled and paid the province of Alberta’s reassessment of Canadian provincial taxes.  The Alberta provincial reassessment resulted from the Canada Revenue Agency’s examination of the Company’s fiscal 2005 and 2006 Canadian federal returns, which was settled in September 2010.  There was no material difference between the province of Alberta’s reassessment and the related uncertain tax provision previously recorded by the Company.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of March 31, 2011.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at March 31, 2011:

Jurisdiction	Fiscal Years Open
U.S. federal	2006 – 2009
Various U.S. states	2007 – 2009
Canada federal	2003 – 2010
Various Canadian provinces	2003 – 2010

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

	Three months ended		Six months ended

	March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Oil and natural gas	$7,063,000	$7,559,000	$13,661,000	$14,703,000
Gain from drilling royalty credits	1,326,000	-	1,326,000	-
Oil and natural gas segment subtotal	8,389,000	7,559,000	14,987,000	14,703,000
Land investment	-	1,128,000	3,061,000	4,716,000
Contract drilling	812,000	995,000	2,381,000	3,283,000
Other	74,000	77,000	157,000	213,000
Total before interest income	9,275,000	9,759,000	20,586,000	22,915,000
Interest income	6,000	1,000	14,000	10,000
Total revenues	$9,281,000	$9,760,000	$20,600,000	$22,925,000

Depletion, depreciation, and amortization:
Oil and natural gas	$2,278,000	$2,175,000	$4,541,000	$4,374,000
Contract drilling	140,000	113,000	285,000	228,000
Other	25,000	25,000	47,000	52,000
Total depletion, depreciation, and amortization	$2,443,000	$2,313,000	$4,873,000	$4,654,000

Reduction of carrying value of assets:
Land investment	$190,000	$-	$190,000	$798,000
Other	121,000	-	121,000	-
Total reduction of carrying value of assets	$311,000	$-	$311,000	$798,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$3,350,000	$2,834,000	$4,966,000	$5,470,000
Land investment	(190,000)	1,128,000	2,871,000	3,918,000
Contract drilling	(172,000)	130,000	(115,000)	671,000
Other	(72,000)	52,000	(11,000)	161,000
Total operating profit	2,916,000	4,144,000	7,711,000	10,220,000

General and administrative expenses	(3,819,000)	(2,023,000)	(6,133,000)	(4,410,000)
Interest expense	(312,000)	(283,000)	(620,000)	(580,000)
Interest income	6,000	1,000	14,000	10,000
(Loss) earnings before income taxes	$(1,209,000)	$1,839,000	$972,000	$5,240,000

10.         ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of taxes, at March 31, 2011 and September 30, 2010 are as follows:

	March 31,	September 30,
	2011	2010

Foreign currency translation	$5,742,000	$3,539,000
Retirement plans liability	(3,363,000)	(3,490,000)

Accumulated other comprehensive income	$2,379,000	$49,000

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

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  The following table provides carrying value and fair value measurement information for nonrecurring fair value measurements recorded during the three and six months ended March 31, 2011 and the six months ended March 31, 2010 (there were no nonrecurring fair value measurements recorded for such assets and liabilities during the three months ended March 31, 2010):

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the three and
	March 31,	Markets	Inputs	Inputs	six months ended
	2011	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
Investment in residential parcels *	$ 2,830,000	$-	$ 2,830,000	$-	$ 190,000
Investment in joint ventures *	$ 1,754,000	$-	$ -	$1,754,000	$ 121,000

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the
	March 31,	Markets	Inputs	Inputs	six months ended
	2010	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
Investment in residential parcels *	$ 3,800,000	$-	$ 3,800,000	$-	$ 798,000

*    The fair values included in the table above represent only those assets whose carrying value were adjusted to fair value in the period.

In determining the fair value of Barnwell’s investment in residential parcels, prices for comparable sales transactions were used by an independent real estate consulting and appraisal firm to estimate fair value.  Such fair value measurements have been classified as Level 2 valuations.

Kona Village Resort sustained considerable damage as a result of the March 11, 2011 tsunami generated by a 9.0-magnitude earthquake that took place off the coast of Japan and subsequently announced it would close indefinitely and lay off its employees.  As a result of the resort’s shutdown, Barnwell determined that the fair value its investment in Kona Village Resort was zero and that a write off of its investment in Kona Village Investors, LLC was necessary.

13.         INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$543,000	$521,000
Income taxes	$966,000	$110,000

Supplemental disclosure of non-cash investing and financing activities:
Long-term debt borrowings refinanced	$12,500,000	$-

During the six months ended March 31, 2010, 12,300 stock options were exercised by tendering 5,000 shares of Barnwell stock at a market value of $4.84 per share, resulting in a $6,000 increase in common stock, an $18,000 increase in additional paid-in capital and a $24,000 increase in treasury stock.

Capital expenditure accruals related to oil and natural gas exploration and development decreased $100,000 and increased $1,335,000 during the six months ended March 31, 2011 and 2010, respectively. Additionally, during the six months ended March 31, 2011 and 2010, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $53,000 and $55,000, respectively.

14.         SUBSEQUENT EVENTS

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2011 for $20,000,000 Canadian dollars, unchanged from the prior year amount.  See further discussion on the Canadian credit facility renewal in Note 6 above.

In April 2011, Kaupulehu Developments received a percentage of sales payment totaling $400,000 from the sale of an ocean front lot within the Kaupulehu Increment I area by the developer of that area.  Financial results from the receipt of this payment will be reflected in Barnwell’s Form 10-Q for the quarter ending June 30, 2011.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2011.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Land Investment Segment

The land investment segment is comprised of the following three components:

1)  Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Kaupulehu Developments’ interests include the following:

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

2)  Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership.  Kaupulehu 2007 owns two residential parcels in the Kaupulehu area.

3)  Barnwell, through wholly-owned Kaupulehu Mauka Investors, LLC, owns acquisition rights as to 14 lots within agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at

Kaupulehu, on the island of Hawaii.  The acquisition rights give Barnwell the right to acquire 14 residential lots, currently estimated to be two to five acres in size, which may be developed on the Mauka Lands.  These lands are currently classified as agricultural by the state of Hawaii and, accordingly, the developer of these lands will need to pursue both state and county of Hawaii approvals for reclassification and rezoning to permit the development of residential lots and negotiate development terms.

Contract Drilling Segment

Barnwell drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Residential Real Estate Segment

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, constructs and sells luxury single-family homes.  Kaupulehu 2007 owns two luxury residences that are available for sale.  Kaupulehu 2007 does not currently have any homes under construction.

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

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on existing oil and natural gas prices.  Historically, oil and natural gas prices have been extremely volatile.  Oil and natural gas prices hit historic high levels in fiscal 2008.  Through the date of this filing, natural gas prices have fallen sharply from their record levels while oil prices have risen due to unrest in the Middle East.  Natural gas prices for Barnwell, based on quarterly averages during the three years ended March 31, 2011, have ranged from a low of $2.70 per thousand cubic feet (the average price for the quarter ended September 30, 2009) to a high of $9.70 per thousand cubic feet (the average price for the quarter ended June 30, 2008).  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $35.20 per barrel (the average price for the quarter ended March 31, 2009) to a high of $117.22 per barrel (the average price for the quarter ended June 30, 2008).  Declines in oil and natural gas prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Kaupulehu 2007’s two luxury homes are complete and available for sale.  One home is a fully furnished 5-bedroom, 6.5-bath ranch-style home, 6,337 square feet in size and is currently listed for sale for $7,950,000.  The second home, currently unfurnished, is of similar design, 6,275 square feet in size and is available for sale for $7,650,000.

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

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii.  The latest University of Hawaii Economic Research Organization report estimates the construction industry will experience growth in 2011 both in terms of activity and number of jobs.

Investment in Joint Ventures

According to the State of Hawaii Department of Business, Economic Development and Tourism, signs are pointing to economic recovery at a slow and gradual pace.  However, these estimates are cautiously optimistic and depend greatly on the recovery of both the national and international economies, especially the Japanese economy.  The recent Japan earthquake and resulting tsunami and nuclear crisis have had and will continue to have negative impacts on tourism in Hawaii, which relies heavily on Japanese visitors, for the foreseeable future.  Both Hualalai Resort and Kona Village Resort sustained considerable damage from the tsunami that hit Hawaii.  Hualalai Resort shutdown to repair the damaged areas through April 30, 2011 and Kona Village Resort has closed indefinitely.

Results of Operations

Summary

Net loss attributable to Barnwell for the three months ended March 31, 2011 totaled $1,463,000, a $2,953,000 change from net earnings of $1,490,000 for the three months ended March 31, 2010.  This change was largely attributable to the following items:

•           A $1,631,000 increase in stock appreciation rights expense due to an increase in Barnwell’s stock price;

•           Land investment segment revenues decreased as there were no percentage of sales payments received in the current quarter as compared to $1,128,000 in revenues from percentage of sales payments in the prior year period;

•           $311,000 in reductions of the carrying value of assets in the current quarter as compared to no such reductions in the prior year period;

•           A $302,000 decrease in contract drilling operating results, before income taxes, due to fewer well drilling contracts and lower well drilling contract values and margins, partially offset by an increase in the number and values of pump installation and repair contracts, in the current year period; and

•           An increase in the effective tax rate as U.S. deferred tax assets generated during the current year period are estimated to have no tax benefit.

•           The increases in net loss above were partially offset by a $1,326,000 gain from third-party drilling royalty credits purchased during the current quarter as compared to no such credits purchased during the same period of the prior year.

Net loss attributable to Barnwell for the six months ended March 31, 2011 totaled $378,000, a $3,820,000 change from net earnings of $3,442,000 for the six months ended March 31, 2010.  This change was largely attributable to the following items:

•           A $1,700,000 increase in stock appreciation rights expense due to an increase in Barnwell’s stock price;

•           Land investment segment revenues decreased $1,655,000 due to decreased receipts of percentage of sales payments resulting from a decrease in sales of residential lots by the developer of the project;

•           A $786,000 decrease in contract drilling operating results, before income taxes, due to fewer well drilling contracts and lower well drilling contract values and margins, partially offset by an increase in the number and values of pump installation and repair contracts, in the current year period; and

•           The prior year period included a $1,252,000 current income tax benefit from legislation which expanded the number of years Barnwell can carry back U.S. federal income tax losses.

•           The increases in net loss above were partially offset by a $1,326,000 gain from third-party drilling royalty credits purchased during the six months ended March 31, 2011 as compared to no such credits purchased during the same period of the prior year and a smaller reduction of the carrying value of certain assets in the current year period as compared to the prior year period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 6% and 5% in the three and six months ended March 31, 2011, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 2% and 6% at March 31, 2011 as compared to December 31, 2010 and September 30, 2010, respectively.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively.  Other comprehensive income and losses are not included in net earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2011 was $902,000, a $164,000 decrease from the $1,066,000 other comprehensive income due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2011 was $2,203,000, a $173,000 increase from the $2,030,000 other comprehensive income due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  There were no taxes on other comprehensive income due to foreign currency translation adjustments in the three and six months ended March 31, 2011 and 2010 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas revenues

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three and six months ended March 31, 2011 as compared to the same periods of the prior year.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2011	2010	$	%
Natural Gas (Mcf)*	$3.53	$4.65	$ (1.12)	(24%	)
Oil (Bbls)**	$83.08	$72.97	$ 10.11	14%
Liquids (Bbls)**	$48.09	$44.04	$ 4.05	9%

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2011	2010	$	%
Natural Gas (Mcf)*	$3.35	$4.24	$ (0.89)	(21%	)
Oil (Bbls)**	$77.97	$70.27	$ 7.70	11%
Liquids (Bbls)**	$44.80	$40.06	$ 4.74	12%

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2011	2010	Units	%
Natural Gas (Mcf)*	756,000	802,000	(46,000)	(6%	)
Oil (Bbls)**	37,000	35,000	2,000	6%
Liquids (Bbls)**	23,000	24,000	(1,000)	(4%	)

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2011	2010	Units	%
Natural Gas (Mcf)*	1,556,000	1,616,000	(60,000)	(4%	)
Oil (Bbls)**	74,000	70,000	4,000	6%
Liquids (Bbls)**	50,000	52,000	(2,000)	(4%	)

*      Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Effective January 1, 2011, the Government of Alberta modified Alberta’s royalty framework.  The modified framework reduced the maximum royalty rate for oil and natural gas production from 50% to 40% and 36%, respectively.

Oil and natural gas revenues decreased $496,000 (7%) and $1,042,000 (7%) for the three and six months ended March 31, 2011, respectively, as compared to the same periods in the prior year due to decreases in natural gas prices and production.  Natural gas prices decreased 24% and 21% during the three and six months ended March 31, 2011, respectively, as compared to the same periods in the prior year and net natural gas production decreased 6% and 4% during the three and six months ended March 31, 2011, respectively, as compared to the same periods in the prior year.  The decreases in net production were primarily due to natural declines, including at the Dunvegan property, partially mitigated by lower royalties resulting from lower natural gas prices.  Gross natural gas production for the three and six months ended March 31, 2011 decreased 13% and 10%, respectively, as compared to the same periods in the prior year.

Net oil production for the three months ended March 31, 2011 increased 6% as compared to the same period in the prior year due primarily to increased production from newer properties partially offset by declines in production from older properties.  Also contributing to the increase were lower royalties on certain properties due to lower royalty rates resulting from the aforementioned modification to the royalty framework that reduced the maximum royalty rate for oil and natural gas production from 50% to 40% effective January 1, 2011.  Net oil production for the six months ended March 31, 2011 increased 6% as compared to the same period in the prior year due primarily to increased production from newer properties partially offset by declines in production from older properties.  The increase was somewhat mitigated by higher oil royalties due to higher oil prices.  Gross oil production for the three and six months ended March 31, 2011 increased 4% and 9%, respectively, as compared to the same periods in the prior year.

Oil and natural gas operating expenses

Oil and natural gas operating expenses increased $211,000 (8%) and $621,000 (13%) for the three and six months ended March 31, 2011, respectively, as compared to the same periods in the prior year, due primarily to higher workover activity and repairs in the Dunvegan field due to corrosion and aging.  Also contributing to the increases were increases of 6% and 5% in the average exchange rate of the Canadian dollar to the U.S. dollar for the three and six months ended March 31, 2011, respectively.

Sale of development rights and Sale of interest in leasehold land

Kaupulehu Developments received its final development rights option payment in December 2010.  Revenues related to sales of development rights under option for the six months ended March 31, 2011 and 2010 are summarized as follows:

	Six months ended
	March 31,
	2011	2010
Sale of development rights under option:
Proceeds	$2,656,000	$2,656,000
Fees	(159,000)	(159,000)
Revenues - sale of development rights, net	$2,497,000	$2,497,000

There were no sales of development rights in the three months ended March 31, 2011 and 2010.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  There are no more development right options outstanding as of March 31, 2011.

The following table summarizes the percentage of sales payment revenues received from WB for the three and six months ended March 31, 2011 and 2010:

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Sale of interest in leasehold land:
Proceeds	$-	$1,200,000	$600,000	$2,360,000
Fees	-	(72,000)	(36,000)	(141,000)
Revenues - sale of interest in leasehold land, net	$-	$1,128,000	$564,000	$2,219,000

WB sold one ocean front single-family lot in Increment I during the six months ended March 31, 2011, and paid Kaupulehu Developments a percentage of sales payment totaling $600,000.  WB sold three and six ocean front single-family lots in the three and six months ended March 31, 2010, respectively, and paid Kaupulehu Developments percentage of sales payments totaling $1,200,000 and $2,360,000, respectively.  Twenty-seven of the 38 single-family lots planned for Phase I of Increment I have been sold as of March 31, 2011; twenty of the 23 ocean front lots and seven of the 15 ocean view lots.  Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I.  Phase II of Increment I has been approximately 50% completed by WB as to the construction of the single-family lots.  The Company cannot predict when WB will begin marketing the single-family lots in Phase II of Increment I.  There is no assurance with regards to the amounts of future payments to be received.

Contract drilling

Contract drilling revenues decreased $183,000 (18%) and contract drilling costs increased $92,000 (12%), respectively, for the three months ended March 31, 2011, as compared to the same period in the prior year.  The contract drilling segment generated a $172,000 operating loss before general and administrative expenses in the three months ended March 31, 2011, a decrease of $302,000 as compared to the $130,000 operating profit generated during the same period of the prior year. Contract drilling revenues decreased $902,000 (27%) and contract drilling costs decreased $173,000 (7%), respectively, for the six months ended March 31, 2011, as compared to the same period in the prior year.  The contract drilling segment generated a $115,000 operating loss before general and administrative expenses in the six months ended March 31, 2011, a decrease of $786,000 as compared to the $671,000 operating profit generated during the same period of the prior year.  The decreases in operating results were due to fewer well drilling contracts and lower well drilling contract values and margins, partially offset by an increase in the number and values of pump installation and repair contracts, in the current year periods.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.  Management currently estimates that well drilling activity for the remainder of fiscal 2011 will be lower than the same period of the prior year based upon contracts in backlog.

Gain from drilling royalty credits

The gain from drilling royalty credits of $1,326,000 for the three and six months ended March 31, 2011 was due to the purchase of third-party drilling royalty credits by the oil and natural gas segment for less than par value during the quarter ended March 31, 2011; no third-party drilling royalty credits were purchased during the three or six months ended March 31, 2010.  The Canadian province of Alberta provides a drilling royalty credit based on a fixed dollar amount per meter drilled to eligible companies which drill new conventional oil and natural gas wells on Alberta crown lands.  Certain companies have drilling royalty credits which are in excess of a formulaic maximum based upon royalties paid, which results in such companies being unable to fully claim their drilling royalty credits.  Other companies who have had limited drilling activity have earned drilling royalty credits that are cumulatively less than the formulaic maximum.  Barnwell successfully acquired drilling royalty credits for less than par value from entities that had drilling royalty credits in excess of their formulaic maximum, therefore Barnwell realized a gain of $1,326,000.  The drilling royalty credit program ended on March 31, 2011 and in the absence of legislation to renew the program, gains from purchased drilling royalty credits will not occur in future periods.

General and administrative expenses

General and administrative expenses increased $1,796,000 (89%) and $1,723,000 (39%) for the three and six months ended March 31, 2011, respectively, as compared to the same periods in the prior year.  The increases were primarily attributable to increases in stock appreciation rights expense due to fluctuations in Barnwell’s stock price totaling $1,631,000 and $1,700,000 for the three and six months ended March 31, 2011, respectively.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $130,000 (6%) and $219,000 (5%) for the three and six months ended March 31, 2011, respectively, as compared to the same periods in the prior year.  The increases were primarily due to a 3% increase in the depletion rate and 6% and 5% increases in the average exchange rate of the Canadian dollar to the U.S. dollar for the three and six months ended March 31, 2011, respectively.  The increases were partially offset by 3% and 4% decreases in net production in Mcf equivalent for the three and six months ended March 31, 2011, respectively.

Reduction of carrying value of assets

The reduction of carrying value of assets increased $311,000 and decreased $487,000 (61%) for the three and six months ended March 31, 2011, respectively, as compared to the same periods in the prior year.

As a result of recent real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that reductions of the carrying value of its investment in residential parcels were necessary.  During the three and six months ended March 31, 2011, a $190,000 writedown was recorded and during the six months ended March 31, 2010, a $798,000 writedown was recorded.  No reduction was necessary during the three months ended March 31, 2010.

Kona Village Resort sustained considerable damage as a result of the March 11, 2011 tsunami generated by a 9.0-magnitude earthquake that took place off the coast of Japan and subsequently announced it would close indefinitely and lay off its employees.  As a result of the resort’s shutdown, Barnwell determined a write-off of its investment in Kona Village Investors, LLC was necessary.  The write-off totaled $121,000 for the three and six months ended March 31, 2011.  No reduction was necessary during the three or six months ended March 31, 2010.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2011, after adjusting (loss) earnings before income taxes to remove the portion attributable to non-controlling interests, was approximately (37%) and 175%, respectively, as compared to approximately 10% and 25% for the three and six months ended March 31, 2010, respectively.

Income taxes for the three and six months ended March 31, 2011 do not bear a customary relationship to pre-tax results as U.S. deferred tax assets generated during the current year periods, such as the significant increase in stock appreciation rights expense for books in excess of tax and other items such as foreign tax credit carryforwards, are estimated to have no tax benefit and therefore have full valuation allowances.  Also included in the income tax provision for the six months ended March 31, 2011 is a $130,000 benefit from the lapsing of the statute of limitations related to a prior year uncertain tax position for Canadian income tax purposes.

The consolidated income tax rate for the three months ended March 31, 2010 of 10% reflects the impact of adjustments to the estimated annual income tax provision for revised projections of annual operating results for fiscal 2010 as of March 31, 2010, as compared to the annual projections utilized in the three months ended December 31, 2009.  The adjustments primarily related to changes in estimated realizable consolidated U.S. income tax benefits resulting from foreign taxes paid by our U.S. subsidiary operating in Canada.  Included in the income tax provision for the six months ended March 31, 2010 was a $1,252,000 benefit from a change in tax law enacted in November 2009 which expanded the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the three and six months ended March 31, 2011 or three months ended March 31, 2010.  Partially offsetting this benefit was the impact of U.S. deferred tax assets generated during the period that were estimated to have no tax benefit and therefore had full valuation allowances.

Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  In November 2010, the Company settled and paid the province of Alberta’s reassessment of Canadian provincial taxes.  The Alberta provincial reassessment resulted from the Canada Revenue Agency’s examination of the Company’s fiscal 2005 and 2006 Canadian federal returns, which was settled in September 2010.  There was no material difference between the province of Alberta’s reassessment and the related uncertain tax provision previously recorded by the Company.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of March 31, 2011.

Net (loss) earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net loss attributable to non-controlling interests for the three months ended March 31, 2011 totaled $139,000, as compared to net earnings attributable to non-controlling interests of $189,000 for the three months ended March 31, 2010.  The $328,000 (174%) change is due primarily to impacts to non-controlling interests of a decrease in revenues reported by the land investment segment in the current quarter as compared to the same period in the prior year.  The change is also attributable to current quarter reductions of the carrying value of Barnwell’s investment in residential parcels and investment in joint ventures; there were no reductions in the prior period’s comparable quarter.

Net earnings attributable to non-controlling interests decreased $193,000 (29%) for the six months ended March 31, 2011, as compared to the same period in the prior year, due primarily to impacts to non-controlling interests of lower revenues reported by the land investment segment, partially offset by a smaller reduction of the carrying value of Barnwell’s investment in residential parcels in the current year period as compared to the prior year period.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At March 31, 2011, Barnwell had $13,982,000 in cash and cash equivalents, $9,491,000 in working capital, and approximately $7,580,000 of available credit under its credit facility with its Canadian bank.  Barnwell’s future liquidity and ability to fund capital expenditures is dependent upon operating cash flows, existing working capital, available credit under its credit facility with its Canadian bank, and its ability to access debt markets.

Cash Flows

Cash flows provided by operations totaled $7,158,000 for the six months ended March 31, 2011, as compared to $5,242,000 of cash flows provided by operations for the same period in the prior year.  The $1,916,000 increase was primarily due to changes in working capital.

Net cash used in investing activities totaled $3,110,000 during the six months ended March 31, 2011, as compared to $3,262,000 of cash flows provided by investing activities during the same period of the prior year.  The $6,372,000 change was primarily attributable to a $3,939,000 increase in capital expenditures due to higher oil and natural gas capital expenditures and the purchase by a subsidiary of the Company of an office in New York City, and a $1,679,000 decrease in proceeds from land investment segment sales during the six months ended March 31, 2011, as compared to the same period of the prior year.

Cash flows used in financing activities totaled $894,000 for the six months ended March 31, 2011, as compared to $2,731,000 of cash flows used in financing activities during the same period of the prior year.  The $1,837,000 decrease is primarily due to a decrease in debt repayments in the current year period as compared to the comparable prior year period.

Credit Arrangements

Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed in April 2011 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$20,580,000 at the March 31, 2011 exchange rate of 1.0290.  Borrowings under this facility were US$13,000,000 and unused credit available under this facility was approximately US$7,580,000 at March 31, 2011.  The interest rate on the facility at March 31, 2011 was 3.5%.  The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.75%, at Royal Bank U.S. base rate plus 1.75%, or in Canadian dollars at Royal Bank prime plus 1.75%.  A standby fee of 0.6875% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $30,000 Canadian dollars in April 2011 to renew the facility.

On March 28, 2011, Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, refinanced its real estate loan with a new lender.  The loan is a non-revolving seven year term loan with interest rates that adjust annually.  Principal and interest are paid monthly and are determined based on a loan amortization schedule.

Monthly payments of principal and interest are due on the first day of each month beginning in May 2011 and will change as a result of a change in the interest rate, the sale of a house or the sale of a residential parcel.  The monthly payment for the first year, based on a seven-year amortization schedule, is approximately $169,000 and the interest rate for the first year is 3.67%.  After the first year, the interest rate will adjust for each of the remaining six 1-year periods of the loan term.  The interest rate will be the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  Kaupulehu 2007 paid a $32,000 fee to refinance the loan.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

The loan is collateralized by, among other things, a first mortgage on the four lots together with all improvements thereon.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a minimum debt service coverage ratio of not less than 1.20 to 1, a total liabilities to consolidated tangible net worth ratio not to exceed 1.85 to 1, and a maximum loan to value ratio.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $1,790,000 and $4,147,000 for the three and six months ended March 31, 2011, respectively, as compared to $2,370,000 and $3,540,000 during the three and six months ended March 31, 2010, respectively.  Management expects that oil and natural gas capital expenditures in fiscal 2011 will range from $8,000,000 to $10,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended March 31, 2011, Barnwell participated in the drilling of 4 gross (1.7 net) wells in Canada, of which all appear to be successful.  During the six months ended March 31, 2011, Barnwell participated in the drilling of 5 gross (1.8 net) wells, of which all appear to be successful.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

On October 28, 2010, a subsidiary of the Company completed the acquisition of a cooperative apartment that the Company was leasing as its New York City office for $2,061,000, paid entirely in cash.  The apartment continues to be utilized as an office.

Other Considerations

We believe our capital resources (current cash balances, future operating cash flows, land investment segment proceeds, residential home sales, and available credit) will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest, and settle incentive compensation liabilities in cash, if necessary.  If oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sales are less than current expectations, we will be faced with reduced operating cash flows which in turn could have a material adverse effect on our operations, liquidity, cash flows, financial condition, and ability to meet key financial debt covenants.  In the event our capital resources are not sufficient to fund our future cash needs, the Company will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to make any required cash outflows.  Events and circumstances that lead to results that significantly differ from management’s expectations could have a material adverse effect on our operations, liquidity, cash flows, and financial condition.

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

As of March 31, 2011, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2011 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2011, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: May 13, 2011	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description	Page

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	40

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.	41

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.	42