Form 10-Q
period 2011-06-30
BARNWELL INDUSTRIES INC
filed 2011-08-12
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]               Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                ☐ Yes      ☒ No

As of August 8, 2011 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$16,769,000	$10,674,000
Restricted cash	-	218,000
Accounts receivable, net of allowance for doubtful accounts of:
$73,000 at June 30, 2011; $70,000 at September 30, 2010	4,609,000	6,535,000
Income taxes receivable	94,000	2,240,000
Prepaid expenses	411,000	400,000
Real estate held for sale	13,058,000	13,058,000
Other current assets	826,000	1,242,000

Total current assets	35,767,000	34,367,000

Investments	5,122,000	5,433,000

Property and equipment	252,304,000	226,368,000
Accumulated depletion, depreciation, and amortization	(195,322,000)	(176,280,000)
Property and equipment, net	56,982,000	50,088,000

Total assets	$97,871,000	$89,888,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,067,000	$1,442,000
Accrued capital expenditures	4,007,000	2,269,000
Accrued compensation	2,840,000	2,142,000
Payable to joint interest owners	1,243,000	1,265,000
Income taxes payable	225,000	1,072,000
Current portion of long-term debt	12,242,000	13,650,000
Other current liabilities	5,848,000	2,966,000

Total current liabilities	28,472,000	24,806,000

Long-term debt	12,000,000	12,350,000

Liability for retirement benefits	5,511,000	5,391,000

Asset retirement obligation	5,554,000	4,869,000

Deferred income taxes	4,663,000	3,864,000

Total liabilities	56,200,000	51,280,000

Equity:
Barnwell Industries, Inc. stockholders’ equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at June 30, 2011 and September 30, 2010	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	34,764,000	34,340,000
Accumulated other comprehensive income, net	2,592,000	49,000
Treasury stock, at cost:
167,900 shares at June 30, 2011 and September 30, 2010	(2,286,000)	(2,286,000)

Total Barnwell Industries, Inc. stockholders’ equity	40,582,000	37,615,000
Non-controlling interests	1,089,000	993,000

Total equity	41,671,000	38,608,000

Total liabilities and equity	$97,871,000	$89,888,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Revenues:
Oil and natural gas	$7,559,000	$5,947,000	$21,220,000	$20,650,000
Contract drilling	490,000	1,599,000	2,871,000	4,882,000
Sale of interest in leasehold land, net	681,000	1,128,000	1,245,000	3,347,000
Sale of development rights, net	-	-	2,497,000	2,497,000
Gain from drilling royalty credits	98,000	-	1,424,000	-
Gas processing and other	161,000	105,000	332,000	328,000

	8,989,000	8,779,000	29,589,000	31,704,000
Costs and expenses:
Oil and natural gas operating	2,965,000	2,659,000	8,445,000	7,518,000
Contract drilling operating	833,000	1,819,000	3,044,000	4,203,000
General and administrative	1,201,000	1,591,000	7,334,000	6,001,000
Depletion, depreciation, and amortization	2,461,000	2,163,000	7,334,000	6,817,000
Reduction of carrying value of assets	-	-	311,000	798,000
Interest expense	242,000	326,000	862,000	906,000

	7,702,000	8,558,000	27,330,000	26,243,000

Earnings before income taxes	1,287,000	221,000	2,259,000	5,461,000

Income tax provision (benefit)	400,000	(282,000)	1,279,000	852,000

Net earnings	887,000	503,000	980,000	4,609,000

Less: Net earnings attributable to non-controlling interests	85,000	189,000	556,000	853,000

Net earnings attributable to Barnwell Industries, Inc.	$802,000	$314,000	$424,000	$3,756,000

Basic net earnings per common share attributable to Barnwell Industries, Inc. stockholders	$0.10	$0.04	$0.05	$0.45

Diluted net earnings per common share attributable to Barnwell Industries, Inc. stockholders	$0.10	$0.04	$0.05	$0.45

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160	8,277,160	8,272,732
Diluted	8,381,762	8,277,160	8,337,633	8,272,732

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended June 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$980,000	$4,609,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depletion, depreciation, and amortization	7,334,000	6,817,000
Share-based compensation expense (benefit)	972,000	(89,000)
Retirement benefits expense	564,000	599,000
Deferred income tax expense	552,000	867,000
Reduction of carrying value of assets	311,000	798,000
Accretion of asset retirement obligation	256,000	236,000
Asset retirement obligation payments	(36,000)	(56,000)
Foreign exchange gain	(119,000)	-
Share-based compensation payments	(130,000)	-
Retirement plan contributions	(254,000)	(256,000)
Sale of interest in leasehold land, net	(1,245,000)	(3,347,000)
Sale of development rights, net	(2,497,000)	(2,497,000)
Additions to real estate held for sale	-	(44,000)
Increase (decrease) from changes in current assets and liabilities	7,166,000	(738,000)

Net cash provided by operating activities	13,854,000	6,899,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	2,497,000	2,497,000
Proceeds from sale of interest in leasehold land, net of fees paid	1,245,000	3,347,000
Proceeds from gas over bitumen royalty adjustments	72,000	97,000
Proceeds from sale of oil and natural gas properties	-	733,000
Return of capital distribution from joint venture	-	45,000
Capital expenditures - oil and natural gas	(7,377,000)	(2,900,000)
Capital expenditures - all other	(2,075,000)	(1,038,000)

Net cash (used in) provided by investing activities	(5,638,000)	2,781,000

Cash flows from financing activities:
Repayments of long-term debt	(1,758,000)	(4,500,000)
Contributions from non-controlling interests	280,000	781,000
Proceeds from exercise of stock options	-	59,000
Payment of loan commitment fees	(63,000)	(104,000)
Distributions to non-controlling interests	(740,000)	(1,247,000)

Net cash used in financing activities	(2,281,000)	(5,011,000)

Effect of exchange rate changes on cash and cash equivalents	160,000	(225,000)

Net increase in cash and cash equivalents	6,095,000	4,444,000
Cash and cash equivalents at beginning of period	10,674,000	6,879,000

Cash and cash equivalents at end of period	$16,769,000	$11,323,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME (LOSS)

Three months ended June 30, 2011 and 2010

(Unaudited)

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Income (Loss)	Stock	Interests	Equity

Balance at March 31, 2010	8,277,160	$4,223,000	$1,289,000		$33,942,000	$815,000	$(2,286,000)	$776,000	$38,759,000

Contributions from non-controlling interests								653,000	653,000

Distributions to non-controlling interests								(329,000)	(329,000)

Comprehensive loss:
Net earnings				$ 503,000	314,000			189,000	503,000
Other comprehensive loss -
foreign currency translation adjustments, net of $0 tax benefit				(1,709,000)		(1,709,000)			(1,709,000)
Other comprehensive income -
retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				67,000		67,000			67,000
Total comprehensive loss				(1,139,000)
Comprehensive income attributable to non-controlling interests				(189,000)
Comprehensive loss attributable to Barnwell Industries, Inc.				$(1,328,000)

At June 30, 2010	8,277,160	$4,223,000	$1,289,000		$34,256,000	$(827,000)	$(2,286,000)	$1,289,000	$37,944,000

Balance at March 31, 2011	8,277,160	$4,223,000	$1,289,000		$33,962,000	$2,379,000	$(2,286,000)	$1,102,000	$40,669,000

Contributions from non-controlling interests								40,000	40,000

Distributions to non-controlling interests								(138,000)	(138,000)

Comprehensive income:
Net earnings				$ 887,000	802,000			85,000	887,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				150,000		150,000			150,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				63,000		63,000			63,000
Total comprehensive income				1,100,000
Comprehensive income attributable to non-controlling interests				(85,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$ 1,015,000

At June 30, 2011	8,277,160	$4,223,000	$1,289,000		$34,764,000	$2,592,000	$(2,286,000)	$1,089,000	$41,671,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

Nine months ended June 30, 2011 and 2010

(Unaudited)

						Accumulated
			Additional			Other
	Shares	Common	Paid-In	Comprehensive	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Income	Earnings	Income (Loss)	Stock	Interests	Equity

Balance at September 30, 2009	8,240,160	$4,202,000	$1,227,000		$30,500,000	$(1,349,000)	$(2,262,000)	$902,000	$33,220,000

Exercise of stock options - 42,000 shares,
net of 5,000 shares tendered and placed in treasury	37,000	21,000	62,000				(24,000)		59,000

Contributions from non-controlling interests								781,000	781,000

Distributions to non-controlling interests								(1,247,000)	(1,247,000)

Comprehensive income:
Net earnings				$ 4,609,000	3,756,000			853,000	4,609,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				321,000		321,000			321,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				201,000		201,000			201,000
Total comprehensive income				5,131,000
Comprehensive income attributable to non-controlling interests				(853,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$ 4,278,000

At June 30, 2010	8,277,160	$4,223,000	$1,289,000		$34,256,000	$(827,000)	$(2,286,000)	$1,289,000	$37,944,000

Balance at September 30, 2010	8,277,160	$4,223,000	$1,289,000		$34,340,000	$49,000	$(2,286,000)	$993,000	$38,608,000

Contributions from non-controlling interests								280,000	280,000

Distributions to non-controlling interests								(740,000)	(740,000)

Comprehensive income:
Net earnings				$ 980,000	424,000			556,000	980,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0				2,353,000		2,353,000			2,353,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0				190,000		190,000			190,000
Total comprehensive income				3,523,000
Comprehensive income attributable to non-controlling interests				(556,000)
Comprehensive income attributable to Barnwell Industries, Inc.				$2,967,000

At June 30, 2011	8,277,160	$4,223,000	$1,289,000		$34,764,000	$2,592,000	$(2,286,000)	$1,089,000	$41,671,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2011, results of operations for the three and nine months ended June 30, 2011 and 2010, and cash flows for the nine months ended June 30, 2011 and 2010, have been made.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

Significant Accounting Policies

Oil and Natural Gas Properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum consultants, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed.  Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.  At June 30, 2011 and September 30, 2010, Barnwell had no investments in oil and natural gas development projects, proved or unproved, that were not being depleted.  General and administrative costs related to oil and natural gas operations are expensed as incurred.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

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

Recent Accounting Pronouncements

Fair Value Measurements and Related Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards.  The amendments clarify or change the application of existing fair value measurements, including: (1) that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; (2) that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; (3) for Level 3 fair value measurements, quantitative information about the unobservable inputs used in a fair value measurement, a description of the valuation processes used by the entity, and a discussion about the sensitivity of the fair value measurements to changes in the unobservable inputs should be disclosed; (4) to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; (5) that in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; (6) that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement; (7) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; and (8) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined.  The standard is effective for fiscal years beginning after December 15, 2011.  We are currently evaluating its impact on our consolidated financial statements and disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other updates to the presentation of comprehensive income.  Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The standard is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  Adoption of this standard will impact the presentation of the Company’s consolidated financial statements.

2.                                    EARNINGS PER COMMON SHARE

Basic earnings per share excludes dilution and is computed by dividing net earnings attributable to Barnwell stockholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options.

Reconciliations between net earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings per share computations for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three months ended June 30, 2011
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$802,000	8,277,160	$ 0.10

Effect of dilutive securities - common stock options	-	104,602

Diluted net earnings per share	$802,000	8,381,762	$ 0.10

	Nine months ended June 30, 2011
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$424,000	8,277,160	$0.05

Effect of dilutive securities - common stock options	-	60,473

Diluted net earnings per share	$424,000	8,337,633	$0.05

	Three months ended June 30, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$314,000	8,277,160	$0.04

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$314,000	8,277,160	$0.04

	Nine months ended June 30, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$3,756,000	8,272,732	$0.45

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$3,756,000	8,272,732	$0.45

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potential dilutive shares are excluded from the computation of earnings per share if their effect is antidilutive.  Options to purchase 531,000 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2011 and options to purchase 871,000 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2010 as their inclusion would have been antidilutive.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation (benefit) expense and related income tax effects for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010

Share-based compensation (benefit) expense	$(945,000)	$(306,000)	$972,000	$(89,000)

Income tax effect	$-	$-	$-	$-

Share-based compensation (benefit) expense recognized in earnings for the three and nine months ended June 30, 2011 and 2010 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  There was no impact on income taxes for the three and nine months ended June 30, 2011 and 2010 due to a full valuation allowance on the related deferred tax asset.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three and nine months ended June 30, 2011 is presented below:

Three months ended June 30, 2011
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at April 1, 2011	60,000	$8.62
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at June 30, 2011	60,000	$8.62	3.4	$-

Exercisable at June 30, 2011	60,000	$8.62	3.4	$-

Nine months ended June 30, 2011
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2010	60,000	$8.62
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at June 30, 2011	60,000	$8.62	3.4	$-

Exercisable at June 30, 2011	60,000	$8.62	3.4	$-

There was no share-based compensation expense for equity-classified awards in the three and nine months ended June 30, 2011 and 2010.

The total intrinsic value of equity options exercised during the nine months ended June 30, 2010 was $115,000.  No equity options were exercised during the three months ended June 30, 2010 or during the three and nine months ended June 30, 2011.

Liability-classified Awards

As of June 30, 2011, there was $362,000 of total unrecognized compensation cost related to nonvested liability-classified share options.  That cost is expected to be recognized over 2.3 years.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three and nine months ended June 30, 2011 and 2010:

	Three and nine months ended June 30,
	2011	2010

Expected volatility range	36.4% to 70.9%	47.4% to 69.3%
Weighted-average volatility	62.2%	51.8%
Expected dividends	0.0%	0.0%
Expected term (in years)	0.3 to 8.5	0.2 to 9.5
Risk-free interest rate	0.0% to 2.8%	0.2% to 3.0%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three and nine months ended June 30, 2011 is presented below:

	Three months ended June 30, 2011
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at April 1, 2011	759,125	$8.38
Granted	-
Exercised	(3,750)	$4.32
Expired	-
Forfeited	-
Outstanding at June 30, 2011	755,375	$8.40	6.7	$236,000

Exercisable at June 30, 2011	431,000	$10.09	5.7	$32,000

	Nine months ended June 30, 2011
			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2010	798,500	$8.18
Granted	-
Exercised	(43,125)	$4.32
Expired	-
Forfeited	-
Outstanding at June 30, 2011	755,375	$8.40	6.7	$236,000

Exercisable at June 30, 2011	431,000	$10.09	5.7	$32,000

Total share-based compensation for liability-classified awards for the three and nine months ended June 30, 2011 was a $945,000 benefit and a $972,000 expense, respectively, as compared to benefits of $306,000 and $89,000 during the three and nine months ended June 30, 2010, respectively.  Included in share-based compensation for liability-classified awards for the three and nine months ended June 30, 2011 were $76,000 and $293,000, respectively, of compensation expense related to shares that vested during each respective period and a $1,021,000 benefit and a $679,000 expense primarily due to the impact of fluctuations in Barnwell’s stock price on previously vested shares in each respective period.  Included in share-based compensation for liability-classified awards for the three and nine months ended June 30, 2010 were $72,000 and $170,000, respectively, of compensation expense related to shares that vested during each respective period and $378,000 and $259,000, respectively, of compensation benefits primarily due to the impact of fluctuations in Barnwell’s stock price on previously vested shares in each respective period.

In the three and nine months ended June 30, 2011, the cash feature of 3,750 and 43,125 shares, respectively, of non-qualified options were exercised.  The total intrinsic value of the liability-classified options exercised during the three and nine months ended June 30, 2011 was $12,000 and $130,000, respectively.  No liability-classified options were exercised during the three and nine months ended June 30, 2010.  There is no estimated tax benefit related to the options exercised during the three and nine months ended June 30, 2011 due to a full valuation allowance on the related deferred tax asset.

4.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) is a Hawaii limited liability limited partnership 80%-owned by Barnwell.  At June 30, 2011, Kaupulehu 2007 owns two luxury residences that are available for sale for $7,950,000 and $7,650,000 in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

5.                                    INVESTMENTS

Investments as of June 30, 2011 and September 30, 2010 were:

	June 30,	September 30,
	2011	2010

Investment in two residential parcels	$2,830,000	$3,020,000
Investment in joint ventures	1,754,000	1,875,000
Investment in land interests:
Leasehold land zoned conservation – Lot 4C	50,000	50,000
Lot acquisition rights – Mauka Lands	488,000	488,000

Total investments	$5,122,000	$5,433,000

Investment in two residential parcels

Kaupulehu 2007 owns two residential parcels in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

As a result of changes in real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that reductions of the carrying value of its investment in residential parcels were necessary.  During the nine months ended June 30, 2011 and 2010, Barnwell recorded writedowns of $190,000 and $798,000, respectively.  No reduction was necessary during the three months ended June 30, 2011 or 2010.

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

Kona Village Resort sustained considerable damage as a result of the March 11, 2011 tsunami generated by a 9.0-magnitude earthquake that took place off the coast of Japan and subsequently announced it would close indefinitely and lay off its employees.  As a result of the resort’s shutdown, Barnwell determined a write-off of its remaining investment in Kona Village Investors, LLC was necessary.  The write-off totaled $121,000 for the nine months ended June 30, 2011.  No reduction was necessary during the three and nine months ended June 30, 2010.

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

6.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of June 30, 2011 and September 30, 2010 is as follows:

	June 30,	September 30,
	2011	2010

Canadian revolving credit facility	$12,000,000	$13,000,000
Real estate loan	12,242,000	13,000,000

	24,242,000	26,000,000
Less: current portion	(12,242,000)	(13,650,000)

Total long-term debt	$12,000,000	$12,350,000

Canadian revolving credit facility

In April 2011, Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed through April 2012 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$20,740,000 at the June 30, 2011 exchange rate.  Borrowings under this facility were US$12,000,000 and unused credit available under this facility was approximately US$8,740,000 at June 30, 2011.  The interest rate on the facility at June 30, 2011 was 2.9%.

The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.75%, at the Royal Bank U.S. base rate plus 1.75%, or in Canadian dollars at the Royal Bank prime rate plus 1.75%.  A standby fee of 0.6875% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $31,000 in April 2011 to renew the facility.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2012.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2012, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2012.  As no debt repayments will be required on or before June 30, 2012, the entire outstanding loan balance at June 30, 2011 is classified as long-term debt.

The Company conducts operations in Canada and is therefore subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.  During the three and nine months ended June 30, 2011, the Company realized a foreign currency transaction gain of $119,000 as a result of the repayment of debt on the credit facility.

Real estate loan

On March 28, 2011, Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, refinanced its real estate loan with a new lender.  The loan is a non-revolving seven year term loan with interest rates that adjust annually.  Principal and interest are paid monthly and are determined based on a loan amortization schedule.

Monthly payments of principal and interest are due on the first day of each month beginning from May 2011 and will change as a result of a change in the interest rate, the sale of a house or the sale of a residential parcel.  The monthly payment for the first year, based on a seven-year amortization schedule, is approximately $169,000 and the interest rate for the first year is 3.67%.  After the first year, the interest rate will adjust for each of the remaining six 1-year periods of the loan term.  The interest rate will be the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  Kaupulehu 2007 paid a $32,000 fee to refinance the loan.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

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

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a debt service coverage ratio of not less than 1.20 to 1, a total liabilities to consolidated tangible net worth ratio not to exceed 1.85 to 1, and a maximum loan to value ratio.

Kaupulehu 2007 made scheduled monthly principal payments in May and June 2011, reducing the loan amount to $12,242,000 at June 30, 2011.  Both houses which are collateral for the loan are currently available for sale, therefore, the entire $12,242,000 outstanding at June 30, 2011 under the term loan has been classified as a current liability.

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans for the three months ended June 30, 2011 and 2010:

	Pension Plan		SERP		Postretirement Medical
	2011	2010	2011	2010	2011	2010
Service cost	$74,000	$76,000	$12,000	$12,000	$4,000	$4,000
Interest cost	78,000	77,000	14,000	14,000	17,000	15,000
Expected return on plan assets	(74,000)	(71,000)	-	-	-	-
Amortization of prior service cost	1,000	1,000	1,000	1,000	34,000	34,000
Amortization of net actuarial loss	21,000	27,000	4,000	4,000	2,000	-

Net periodic benefit cost	$100,000	$110,000	$31,000	$31,000	$57,000	$53,000

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans for the nine months ended June 30, 2011 and 2010:

	Pension Plan		SERP		Postretirement Medical
	2011	2010	2011	2010	2011	2010
Service cost	$223,000	$223,000	$34,000	$33,000	$12,000	$11,000
Interest cost	233,000	241,000	43,000	41,000	51,000	46,000
Expected return on plan assets	(222,000)	(197,000)	-	-	-	-
Amortization of prior service cost	4,000	4,000	3,000	3,000	102,000	102,000
Amortization of net actuarial loss	64,000	82,000	11,000	10,000	6,000	-

Net periodic benefit cost	$302,000	$353,000	$91,000	$87,000	$171,000	$159,000

Barnwell contributed $250,000 to the Pension Plan during the nine months ended June 30, 2011 and does not expect to make any further contributions during the remainder of fiscal 2011.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2011 and expected payments under the SERP for fiscal 2011 are not material.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.                                    INCOME TAXES

The components of the income tax provision for the three and nine months ended June 30, 2011 and 2010 are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010

Current	$43,000	$(627,000)	$727,000	$(15,000)
Deferred	357,000	345,000	552,000	867,000

	$400,000	$(282,000)	$1,279,000	$852,000

Barnwell’s effective consolidated income tax rate for the three and nine months ended June 30, 2011, after adjusting (loss) earnings before income taxes for non-controlling interests, was approximately 33% and 75%, respectively, as compared to approximately (881%) and 18% for the three and nine months ended June 30, 2010, respectively.

Included in the income tax provision for the three months ended June 30, 2011 is a $116,000 benefit primarily from the lapsing of the statute of limitations for an uncertain tax position related to Canadian income taxes.  In addition, the decrease in stock appreciation rights expense during the period did not have a corresponding tax expense as the related deferred tax asset has a full valuation allowance.  These changes were essentially offset by increases in the effective tax rate due to Canadian income taxes that are not estimated to have a future foreign tax credit benefit for U.S. tax purposes.

Included in the income tax provision for the nine months ended June 30, 2011 is a $265,000 benefit primarily from the lapsing of the statute of limitations for uncertain tax positions related to Canadian income taxes.  Offsetting this benefit were increases in the effective tax rate due to the increase in stock appreciation rights expense during the period that did not have a corresponding tax benefit as the related deferred tax asset has a full valuation allowance.  The effective tax rate also increased due to Canadian income taxes that are not estimated to have a future foreign tax credit benefit for U.S. tax purposes.

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

Included in the income tax provision for the nine months ended June 30, 2010 is an approximately $1,465,000 benefit from a change in tax law enacted in November 2009 which expanded the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the three and nine months ended June 30, 2011 or in the three months ended June 30, 2010.  Partially offsetting this benefit in the nine months ended June 30, 2010 was an increase in deferred income tax expense due to valuation allowances on U.S. deferred tax assets generated during the period.

Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  In November 2010, the Company settled and paid the province of Alberta’s reassessment of Canadian provincial taxes.  The Alberta provincial reassessment resulted from the Canada Revenue Agency’s examination of the Company’s fiscal 2005 and 2006 Canadian federal returns, which was settled in September 2010.  There was no material difference between the province of Alberta’s reassessment and the related uncertain tax provision previously recorded by the Company.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of June 30, 2011.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at June 30, 2011:

Jurisdiction	Fiscal Years Open
U.S. federal	2006, 2008 – 2010
Various U.S. states	2008 – 2010
Canada federal	2004 – 2010
Various Canadian provinces	2004 – 2010

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Oil and natural gas	$7,559,000	$5,947,000	$21,220,000	$20,650,000
Gain from drilling royalty credits	98,000	-	1,424,000	-
Oil and natural gas segment total	7,657,000	5,947,000	22,644,000	20,650,000
Land investment	681,000	1,128,000	3,742,000	5,844,000
Contract drilling	490,000	1,599,000	2,871,000	4,882,000
Other	143,000	100,000	300,000	313,000
Total before interest income	8,971,000	8,774,000	29,557,000	31,689,000
Interest income	18,000	5,000	32,000	15,000
Total revenues	$8,989,000	$8,779,000	$29,589,000	$31,704,000

Depletion, depreciation, and amortization:
Oil and natural gas	$2,299,000	$2,030,000	$6,840,000	$6,404,000
Contract drilling	138,000	115,000	423,000	343,000
Other	24,000	18,000	71,000	70,000
Total depletion, depreciation, and amortization	$2,461,000	$2,163,000	$7,334,000	$6,817,000

Reduction of carrying value of assets:
Land investment	$-	$-	$190,000	$798,000
Other	-	-	121,000	-
Total reduction of carrying value of assets	$-	$-	$311,000	$798,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$2,393,000	$1,258,000	$7,359,000	$6,728,000
Land investment	681,000	1,128,000	3,552,000	5,046,000
Contract drilling	(481,000)	(335,000)	(596,000)	336,000
Other	119,000	82,000	108,000	243,000
Total operating profit	2,712,000	2,133,000	10,423,000	12,353,000

General and administrative expenses	(1,201,000)	(1,591,000)	(7,334,000)	(6,001,000)
Interest expense	(242,000)	(326,000)	(862,000)	(906,000)
Interest income	18,000	5,000	32,000	15,000
Earnings before income taxes	$1,287,000	$221,000	$2,259,000	$5,461,000

10.                            ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of taxes, at June 30, 2011 and September 30, 2010 are as follows:

	June 30,	September 30,
	2011	2010

Foreign currency translation	$5,892,000	$3,539,000
Retirement plans liability	(3,300,000)	(3,490,000)

Accumulated other comprehensive income	$2,592,000	$49,000

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

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  The following table provides carrying value and fair value measurement information for nonrecurring fair value measurements recorded during the nine months ended June 30, 2011 and 2010 (there were no nonrecurring fair value measurements recorded for such assets and liabilities during the three months ended June 30, 2011 or 2010):

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the
	June 30,	Markets	Inputs	Inputs	nine months ended
	2011	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Investment in residential parcels *	$ 2,830,000	$ -	$ 2,830,000	$ -	$ 190,000
Investment in joint ventures *	$ 1,754,000	$ -	$ -	$1,754,000	$ 121,000

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the
	June 30,	Markets	Inputs	Inputs	nine months ended
	2010	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Investment in residential parcels *	$ 3,800,000	$ -	$ 3,800,000	$ -	$ 798,000

_________________

*          The fair values included in the tables above represent only those assets whose carrying values were adjusted to fair value in each respective period.

In determining the fair value of Barnwell’s investment in residential parcels, prices for comparable sales transactions were used by an independent real estate consulting and appraisal firm to estimate fair value.  Such fair value measurements have been classified as Level 2 valuations.

Kona Village Resort sustained considerable damage as a result of the March 11, 2011 tsunami generated by a 9.0-magnitude earthquake that took place off the coast of Japan and subsequently announced it would close indefinitely and lay off its employees.  As a result of the resort’s shutdown, Barnwell determined that the fair value of its investment in Kona Village Resort was zero and wrote off its investment in Kona Village Investors, LLC.

13.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$742,000	$862,000
Income taxes	$1,564,000	$435,000

Supplemental disclosure of non-cash investing and financing activities:
Long-term debt borrowings refinanced	$12,500,000	$-

During the nine months ended June 30, 2010, 12,300 stock options were exercised by tendering 5,000 shares of Barnwell stock at a market value of $4.84 per share, resulting in a $6,000 increase in common stock, an $18,000 increase in additional paid-in capital and a $24,000 increase in treasury stock.

Capital expenditure accruals related to oil and natural gas exploration and development increased $1,599,000 and $573,000 during the nine months ended June 30, 2011 and 2010, respectively.  Additionally, during the nine months ended June 30, 2011 and 2010, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $126,000 and $55,000, respectively.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2011. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Business Environment

Our operations are located in Canada and in the state of Hawaii. Accordingly, our business performance is directly affected by macroeconomic conditions in those areas, as well as general economic conditions of the U.S. domestic and world economies. Current global economic conditions differentiate recent times from years past, and sluggish demand continues to impact all of the Company’s segments in both Hawaii and Canada.

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on existing oil and natural gas prices. Historically, oil and natural gas prices have been extremely volatile. Natural gas prices for Barnwell, based on quarterly averages during the three years ended June 30, 2011, have ranged from a low of $2.70 per thousand cubic feet (the average price for the quarter ended September 30, 2009) to a high of $7.92 per thousand cubic feet (the average price for the quarter ended September 30, 2008). Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $35.20 per barrel (the average price for the quarter ended March 31, 2009) to a high of $111.68 per barrel (the average price for the quarter ended September 30, 2008). Declines in oil and natural gas prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii. The latest State of Hawaii Department of Business, Economic Development and Tourism (“DBEDT”) report shows Hawaii’s construction industry experienced declines in the early part of 2011 with decreases in the number and value of permits and government contracts awarded, as well as decreases in construction jobs.

Investment in Joint Ventures

According to DBEDT, signs are pointing to economic recovery at a slow and gradual pace. However, these estimates are cautiously optimistic and depend greatly on the recovery of both the national and international economies, especially the Japanese economy. The recent Japan earthquake and resulting tsunami and nuclear crisis have had and will continue to have negative impacts on tourism in Hawaii, which relies heavily on Japanese visitors, for the foreseeable future. Both Hualalai Resort and Kona Village Resort sustained considerable damage from the tsunami that hit Hawaii. Hualalai Resort reopened on May 1, 2011 after a shutdown to repair the damaged areas and Kona Village Resort has closed indefinitely. As a result of Kona Village’s closure, we wrote off our remaining investment in Kona Village Investors, LLC during the second quarter of fiscal 2011.

Results of Operations

Summary

Net earnings attributable to Barnwell for the three months ended June 30, 2011 totaled $802,000, a $488,000 increase from net earnings of $314,000 for the three months ended June 30, 2010. This increase was largely attributable to the following items:

•           A $1,135,000 increase in oil and natural gas segment operating profit, before taxes, primarily due to higher oil and natural gas liquids prices and higher oil production; and

•           A $639,000 decrease in stock appreciation rights expense due to a decrease in Barnwell’s stock price; stock appreciation rights expense decreased $945,000 in the current year’s quarter as compared to a $306,000 decrease in the prior year’s comparable quarter.

•           The increases in net earnings above were partially offset by a $447,000 decrease in land investment segment operating profit due to decreased receipts of percentage of sales payments resulting primarily from decreased residential lot sales by the developer of the project; and a $146,000 decrease in contract drilling operating results, before income taxes, due to fewer well drilling contracts, lower well drilling contract values and margins, and unforeseen difficulties experienced on certain contracts in the current year period.

Net earnings attributable to Barnwell for the nine months ended June 30, 2011 totaled $424,000, a $3,332,000 decrease from net earnings of $3,756,000 for the nine months ended June 30, 2010. This decrease was largely attributable to the following items:

•         The prior year period included a $1,465,000 current income tax benefit from legislation which expanded the number of years Barnwell can carry back U.S. federal income tax losses;

•         A $1,494,000 decrease in land investment segment operating profit due to decreased receipts of percentage of sales payments resulting from decreased residential lot sales by the developer of the project, partially offset by a $608,000 decrease in the reduction of the carrying value of investments in residential parcels;

•         A $1,061,000 increase in stock appreciation rights expense due to an increase in Barnwell’s stock price;

•         A $932,000 decrease in contract drilling operating results, before income taxes, due to fewer well drilling contracts, lower well drilling contract values and margins, and unforeseen difficulties experienced on certain contracts in the current year period; and

•         An increase in the effective tax rate as U.S. deferred tax assets generated during the current year period are estimated to have no tax benefit.

•         The decreases in net earnings above were partially offset by a $1,424,000 gain from third-party drilling royalty credits purchased during the nine months ended June 30, 2011 as compared to no such credits purchased during the same period of the prior year.

General

In addition to U.S. operations, Barnwell conducts operations in Canada. Therefore, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period. Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 6% and 5% in the three and nine months ended June 30, 2011, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 1% and 7% at June 30, 2011 as compared to March 31, 2011 and September 30, 2010, respectively. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or losses, respectively. Other comprehensive income and losses are not included in net earnings. The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2011 was $150,000, a $1,859,000 increase from the $1,709,000 other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the same period in the prior year. The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2011 was $2,353,000, a $2,032,000 increase from the $321,000 other comprehensive income due to foreign currency translation adjustments, net of taxes, for the same period in the prior year. There were no taxes on other comprehensive income due to foreign currency translation adjustments in the three and nine months ended June 30, 2011 and 2010 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas revenues

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three and nine months ended June 30, 2011 as compared to the same periods of the prior year. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended
	June 30,		Increase
	2011	2010	$	%
Natural Gas (Mcf)*	$ 3.52	$ 3.46	$ 0.06	2%
Oil (Bbls)**	$ 98.03	$ 69.59	$ 28.44	41%
Liquids (Bbls)**	$ 56.95	$ 40.88	$ 16.07	39%

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2011	2010	$	%
Natural Gas (Mcf)*	$ 3.40	$ 4.00	$ (0.60)	(15%)
Oil (Bbls)**	$ 84.89	$ 70.06	$ 14.83	21%
Liquids (Bbls)**	$ 48.39	$ 40.32	$ 8.07	20%

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2011	2010	Units	%
Natural Gas (Mcf)*	663,000	724,000	(61,000)	(8%)
Oil (Bbls)**	39,000	32,000	7,000	22%
Liquids (Bbls)**	21,000	24,000	(3,000)	(13%)

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2011	2010	Units	%
Natural Gas (Mcf)*	2,219,000	2,340,000	(121,000)	(5%)
Oil (Bbls)**	113,000	102,000	11,000	11%
Liquids (Bbls)**	71,000	76,000	(5,000)	(7%)

*      Mcf = 1,000 cubic feet. Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Effective January 1, 2011, the Government of Alberta modified Alberta’s royalty framework. The modified framework reduced the maximum royalty rate for oil and natural gas production from 50% to 40% and 36%, respectively.

Oil and natural gas revenues increased $1,612,000 (27%) for the three months ended June 30, 2011, as compared to the same period in the prior year, primarily due to increases in oil and natural gas liquids prices, which increased 41% and 39%, respectively, and a 22% increase in net oil production, as compared to the same period in the prior year. The increase was partially offset by an 8% decrease in net natural gas production as compared to the same period in the prior year.

Oil and natural gas revenues increased $570,000 (3%) for the nine months ended June 30, 2011, as compared to the same period in the prior year, primarily due to increases in oil and natural gas liquids prices, which increased 21% and 20%, respectively, as compared to the same period in the prior year, and an 11% increase in net oil production. The increase was partially offset by decreases in natural gas prices and production which declined 15% and 5%, respectively, as compared to the same period in the prior year.

The increases in net oil production were due partly to increased activity and production from newer properties partially offset by natural declines in production from older properties. Also contributing to the increases in net production were lower royalty rates on certain high production rate properties resulting from the aforementioned modification to the royalty framework effective January 1, 2011. The decreases in royalty rates due to the modified royalty framework were partially offset by increased royalty rates due to higher oil prices. Gross oil production for the three and nine months ended June 30, 2011 increased 6% and 8%, respectively, as compared to the same periods in the prior year.

Natural gas prices increased 2% and decreased 15% during the three and nine months ended June 30, 2011, respectively, as compared to the same periods in the prior year, and net natural gas production decreased 8% and 5% during the three and nine months ended June 30, 2011, respectively, as compared to the same periods in the prior year. Gross natural gas production for the three and nine months ended June 30, 2011 decreased 19% and 13%, respectively, as compared to the same periods in the prior year. The decreases in production were primarily due to natural declines, including the Dunvegan property. The decrease in production at the Dunvegan property was also attributable to a longer Dunvegan plant and pipeline maintenance shutdown, which occurs on an annual basis typically in May or June, as compared to the same periods in the prior year. The decreases in net production were partially offset by lower royalty rates resulting from the aforementioned modification to the royalty framework effective January 1, 2011 and by lower royalty rates due to lower natural gas prices.

Oil and natural gas operating expenses

Oil and natural gas operating expenses increased $306,000 (12%) and $927,000 (12%) for the three and nine months ended June 30, 2011, respectively, as compared to the same periods in the prior year, due primarily to higher workover activity and repairs in the Dunvegan field and older fields due to corrosion and aging.  Also contributing to the increases were increases of 6% and 5% in the average exchange rate of the Canadian dollar to the U.S. dollar for the three and nine months ended June 30, 2011, respectively.

Sale of development rights and Sale of interest in leasehold land

Kaupulehu Developments received its final development rights option payment in December 2010.  Revenues related to sales of development rights under option for the nine months ended June 30, 2011 and 2010 are summarized as follows:

	Nine months ended
	June 30,
	2011	2010
Sale of development rights under option:
Proceeds	$2,656,000	$2,656,000
Fees	(159,000)	(159,000)
Revenues - sale of development rights, net	$2,497,000	$2,497,000

There were no sales of development rights in the three months ended June 30, 2011 and 2010.

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.  There are no more development rights options outstanding as of June 30, 2011.

The following table summarizes the percentage of sales payment revenues received from WB for the three and nine months ended June 30, 2011 and 2010:

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Sale of interest in leasehold land:
Proceeds	$725,000	$1,200,000	$1,325,000	$3,560,000
Fees	(44,000)	(72,000)	(80,000)	(213,000)

Revenues - sale of interest in leasehold land, net	$681,000	$1,128,000	$1,245,000	$3,347,000

WB sold two and three ocean front single-family lots in Increment I during the three and nine months ended June 30, 2011, respectively, and paid Kaupulehu Developments percentage of sales payments totaling $725,000 and $1,325,000, respectively.  WB sold three and nine ocean front single-family lots in the three and nine months ended June 30, 2010, respectively, and paid Kaupulehu Developments percentage of sales payments totaling $1,200,000 and $3,560,000, respectively.  As of June 30, 2011, 22 of the 23 ocean front lots and seven of the 15 ocean view lots in Phase I of Increment I have been sold.  Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I.  The Company cannot predict when WB will complete the single-family lots in Phase II of Increment I and be permitted to begin marketing them.  There is no assurance with regards to the amounts of future payments to be received.

Contract drilling

Contract drilling revenues and contract drilling costs decreased $1,109,000 (69%) and $986,000 (54%), respectively, for the three months ended June 30, 2011, as compared to the same period in the prior year.  The contract drilling segment generated a $481,000 operating loss before general and administrative expenses in the three months ended June 30, 2011, an increase of $146,000 in losses as compared to the $335,000 operating loss generated during the same period of the prior year. Contract drilling revenues and contract drilling costs decreased $2,011,000 (41%) and $1,159,000 (28%), respectively, for the nine months ended June 30, 2011, as compared to the same period in the prior year.  The contract drilling segment generated a $596,000 operating loss before general and administrative expenses in the nine months ended June 30, 2011, a decrease of $932,000 as compared to the $336,000 operating profit generated during the same period of the prior year.  The decreases in operating results were due to fewer well drilling contracts, lower well drilling contract amounts and margins, and unforeseen difficulties experienced on certain contracts in the current year periods.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.  Management currently estimates that well drilling activity for the remainder of fiscal 2011 will be lower than the same period of the prior year based upon contracts in backlog and the uncertainty of future job availability.  The contract drilling segment has no water well drilling jobs in backlog other than those jobs in progress as of June 30, 2011.

Gain from drilling royalty credits

The gains from drilling royalty credits of $98,000 and $1,424,000 for the three and nine months ended June 30, 2011, respectively, were due to the purchase of third-party drilling royalty credits by the oil and natural gas segment for less than par value; no third-party drilling royalty credits were purchased during the three and nine months ended June 30, 2010.  Under a temporary incentive program, the Canadian province of Alberta provided a temporary drilling royalty credit based on a fixed dollar amount per meter drilled to eligible companies which drill new conventional oil and natural gas wells on Alberta crown lands.  Certain companies have earned drilling royalty credits which are in excess of a formulaic maximum based upon royalties paid, which results in such companies being unable to fully claim their drilling royalty credits.  Other companies who have had limited drilling activity have generated drilling royalty credits that are cumulatively less than the formulaic maximum.  Barnwell successfully acquired drilling royalty credits for less than par value from entities with excess drilling royalty credits allowing Barnwell to realize these gains.  The drilling royalty credit program has ended and in the absence of legislation to renew the program, gains from purchased drilling royalty credits will not occur in future periods.

General and administrative expenses

General and administrative expenses decreased $390,000 (25%) for the three months ended June 30, 2011, as compared to the same period in the prior year.  The decrease was primarily attributable to a $639,000 decrease in stock appreciation rights expense due to fluctuations in Barnwell’s stock price and a realized foreign currency transaction gain as a result of a debt repayment of $119,000.  The decrease was partially offset by a $183,000 increase in compensation costs and a $130,000 increase in professional services.

General and administrative expenses increased $1,333,000 (22%) for the nine months ended June 30, 2011, as compared to the same period in the prior year.  The increase was primarily attributable to a $1,061,000 increase in stock appreciation rights expense due to fluctuations in Barnwell’s stock price and a $421,000 increase in compensation costs.  The increase was partially offset by a $192,000 decrease in expenses related the Company’s investment in joint ventures.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $298,000 (14%) and $517,000 (8%) for the three and nine months ended June 30, 2011, respectively, as compared to the same periods in the prior year.  The increases were primarily due to 11% and 5% increases in the depletion rate, and 6% and 5% increases in the average exchange rate of the Canadian dollar to the U.S. dollar, for the three and nine months ended June 30, 2011, respectively.  The increases were partially offset by 4% decreases in net production in Mcf equivalent for the three and nine months ended June 30, 2011.

Reduction of carrying value of assets

The reduction of carrying value of assets decreased $487,000 (61%) for the nine months ended June 30, 2011, as compared to the same period in the prior year.

As a result of changes in real estate sales prices and activity in the area where Barnwell’s investment in residential parcels is located, Barnwell determined that reductions of the carrying value of its investment in residential parcels were necessary.  During the nine months ended June 30, 2011 and 2010, Barnwell recorded writedowns of $190,000 and $798,000, respectively.  No reduction was necessary during the three months ended June 30, 2011 or 2010.

Kona Village Resort sustained considerable damage as a result of the March 11, 2011 tsunami generated by a 9.0-magnitude earthquake that took place off the coast of Japan and subsequently announced it would close indefinitely and lay off its employees.  As a result of the resort’s shutdown, Barnwell determined a write-off of its remaining investment in Kona Village Investors, LLC was necessary.  The write-off totaled $121,000 for the nine months ended June 30, 2011.  No reduction was necessary during the three and nine months ended June 30, 2010.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and nine months ended June 30, 2011, after adjusting (loss) earnings before income taxes for non-controlling interests, was approximately 33% and 75%, respectively, as compared to approximately (881%) and 18% for the three and nine months ended June 30, 2010, respectively.

Included in the income tax provision for the three months ended June 30, 2011 is a $116,000 benefit primarily from the lapsing of the statute of limitations for an uncertain tax position related to Canadian income taxes.  In addition, the decrease in stock appreciation rights expense during the period did not have a corresponding tax expense as the related deferred tax asset has a full valuation allowance.  These changes were essentially offset by increases in the effective tax rate due to Canadian income taxes that are not estimated to have a future foreign tax credit benefit for U.S. tax purposes.

Included in the income tax provision for the nine months ended June 30, 2011 is a $265,000 benefit primarily from the lapsing of the statute of limitations for uncertain tax positions related to Canadian income taxes.  Offsetting this benefit were increases in the effective tax rate due to the increase in stock appreciation rights expense during the period that did not have a corresponding tax benefit as the related deferred tax asset has a full valuation allowance.  The effective tax rate also increased due to Canadian income taxes that are not estimated to have a future foreign tax credit benefit for U.S. tax purposes.

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

Included in the income tax provision for the nine months ended June 30, 2010 is an approximately $1,465,000 benefit from a change in tax law enacted in November 2009 which expanded the number of years Barnwell can carry back U.S. federal income tax losses.  There was no such benefit in the three and nine months ended June 30, 2011 or in the three months ended June 30, 2010.  Partially offsetting this benefit in the nine months ended June 30, 2010 was an increase in deferred income tax expense due to valuation allowances on U.S. deferred tax assets generated during the period.

Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  In November 2010, the Company settled and paid the province of Alberta’s reassessment of Canadian provincial taxes.  The Alberta provincial reassessment resulted from the Canada Revenue Agency’s examination of the Company’s fiscal 2005 and 2006 Canadian federal returns, which was settled in September 2010.  There was no material difference between the province of Alberta’s reassessment and the related uncertain tax provision previously recorded by the Company.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of June 30, 2011.

Net earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests decreased $104,000 (55%) for the three months ended June 30, 2011, as compared to the same period in the prior year, due primarily to impacts to non-controlling interests of a decrease in revenues reported by the land investment segment in the current quarter as compared to the same period in the prior year.

Net earnings attributable to non-controlling interests decreased $297,000 (35%) for the nine months ended June 30, 2011, as compared to the same period in the prior year, due primarily to impacts to non-controlling interests of lower revenues reported by the land investment segment, partially offset by a smaller reduction of the carrying value of Barnwell’s investment in residential parcels in the current year period as compared to the prior year period.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At June 30, 2011, Barnwell had $16,769,000 in cash and cash equivalents, $7,295,000 in working capital, and approximately $8,740,000 of available credit under its credit facility with its Canadian bank.  Barnwell’s future liquidity and ability to fund capital expenditures is dependent upon operating cash flows, existing working capital, available credit under its credit facility with its Canadian bank, and its ability to access debt markets.

Cash Flows

Cash flows provided by operations totaled $13,854,000 for the nine months ended June 30, 2011, as compared to $6,899,000 of cash flows provided by operations for the same period in the prior year.  The $6,955,000 increase was primarily due to changes in working capital.

Net cash used in investing activities totaled $5,638,000 during the nine months ended June 30, 2011, as compared to $2,781,000 of cash flows provided by investing activities during the same period of the prior year.  The $8,419,000 change was primarily attributable to a $5,514,000 increase in capital expenditures due to higher oil and natural gas capital expenditures and the purchase of an office in New York City by a subsidiary of the Company, and a $2,102,000 decrease in proceeds from land investment segment sales during the nine months ended June 30, 2011, as compared to the same period of the prior year.

Cash flows used in financing activities totaled $2,281,000 for the nine months ended June 30, 2011, as compared to $5,011,000 of cash flows used in financing activities during the same period of the prior year.  The $2,730,000 decrease is primarily due to a $2,742,000 decrease in debt repayments in the current year period as compared to the comparable prior year period.

Credit Arrangements

In April 2011, Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed through April 2012 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or approximately US$20,740,000 at the June 30, 2011 exchange rate of 1.0370.  Borrowings under this facility were US$12,000,000 and unused credit available under this facility was approximately US$8,740,000 at June 30, 2011.  The interest rate on the facility at June 30, 2011 was 2.9%.  The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.75%, at the Royal Bank U.S. base rate plus 1.75%, or in Canadian dollars at the Royal Bank prime rate plus 1.75%.  A standby fee of 0.6875% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $31,000 in April 2011 to renew the facility.

On March 28, 2011, Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, refinanced its real estate loan with a new lender.  The loan is a non-revolving seven year term loan with interest rates that adjust annually.  Principal and interest are paid monthly and are determined based on a loan amortization schedule.

Monthly payments of principal and interest are due on the first day of each month beginning from May 2011 and will change as a result of a change in the interest rate, the sale of a house or the sale of a residential parcel.  The monthly payment for the first year, based on a seven-year amortization schedule, is approximately $169,000 and the interest rate for the first year is 3.67%.  After the first year, the interest rate will adjust for each of the remaining six 1-year periods of the loan term.  The interest rate will be the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  Kaupulehu 2007 paid a $32,000 fee to refinance the loan.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

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

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a debt service coverage ratio of not less than 1.20 to 1, a total liabilities to consolidated tangible net worth ratio not to exceed 1.85 to 1, and a maximum loan to value ratio.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $4,955,000 and $9,102,000 for the three and nine months ended June 30, 2011, respectively, as compared to, after an offsetting credit of $440,000, essentially nil and $3,528,000 during the three and nine months ended June 30, 2010, respectively.  Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, were essentially nil for the three months ended June 30, 2010 as that quarter’s capital expenditures were offset by a $440,000 credit related to the equalization of partner working interests in the Dunvegan area.  Management expects that oil and natural gas capital expenditures in fiscal 2011 will range from $10,000,000 to $12,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended June 30, 2011, Barnwell participated in the drilling of 5 gross (2.1 net) wells in Canada, of which all appear to be successful.  Of the 5 gross wells drilled, 4 are horizontal oil wells and 1 is a gas well.  During the nine months ended June 30, 2011, Barnwell participated in the drilling of 12 gross (3.9 net) wells, of which all appear to be successful.  Of the 12 gross wells drilled, 9 are horizontal oil wells, 2 are vertical oil wells, and 1 is a gas well.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

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

As of June 30, 2011, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2011 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2011, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.      EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: August 12, 2011	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document