Form 10-K
period 2011-09-30
BARNWELL INDUSTRIES INC
filed 2011-12-13
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          ☐ Yes     ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $32,151,000.

As of December 1, 2011 there were 8,277,160 shares of common stock outstanding.

Documents Incorporated by Reference

1.               Proxy statement to be forwarded to stockholders on or about January 20, 2012 is incorporated by reference in Part III hereof.

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

Hualalai Investors	Hualalai Investors JV, LLC and Hualalai Investors II, LLC, collectively

InSite	InSite Petroleum Consultants Ltd. (formerly Paddock Lindstrom & Associates Ltd.)

Kaupulehu 2007	Kaupulehu 2007, LLLP

LIBOR	London Interbank Offer Rate

Mcf	1,000 cubic feet of natural gas at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit

Mcfe	Mcf equivalent at the rate of 1 Bbl = 5.8 Mcf

Net	Barnwell’s aggregate interest in the total acres or wells; for example, a 50% interest in a 320 acre lease represents 160 net acres and a 50% interest in a well represents 0.5 net well

NGL(s)	natural gas liquid(s)

NRF	New Royalty Framework

SEC	United States Securities and Exchange Commission

Water Resources	Water Resources International, Inc.

WB	WB KD Acquisition, LLC

WBKD	WB KD Acquisition II, LLC

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

ITEM 1.                                      BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2011 represented Barnwell’s 55th year of operations.  Barnwell operates in the following four principal business segments:

•                Oil and Natural Gas Segment.  Barnwell engages in oil and natural gas exploration, development, production and sales in Canada.

•                Land Investment Segment.  Barnwell invests in land interests in Hawaii.

•                Contract Drilling Segment.  Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

•                Residential Real Estate Segment.  Barnwell develops homes for sale in Hawaii.

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

Operations

Barnwell’s investments in oil and natural gas properties are located in Canada, principally in the province of Alberta, with lesser holdings in the provinces of Saskatchewan and British Columbia.  These property interests are principally held under governmental leases or licenses.  Under the typical Canadian provincial governmental lease, Barnwell must perform exploratory operations and comply with certain other conditions.  Lease terms vary with each province, but, in general, the terms grant Barnwell the right to remove oil, natural gas and related substances subject to payment of specified royalties on production.

All exploratory and developmental operations are overseen by Barnwell’s Calgary, Alberta staff and Barnwell’s Chief Operating Officer located in Honolulu, along with senior management and independent petroleum reserve engineers as necessary.  In fiscal 2011, Barnwell participated in exploratory and developmental operations in Alberta and Saskatchewan, although Barnwell does not limit its consideration of exploratory and developmental operations to these areas.

Natural gas prices are typically higher in the winter than at other times due to increased heating demand.  Oil prices are also subject to seasonal fluctuations, but to a lesser degree.  Oil and natural gas unit sales are based on the quantity produced from the properties by the properties’ operator.

Key Property

Barnwell’s principal oil and natural gas property is located in the Dunvegan area of Alberta, Canada and is called the Dunvegan Unit.  Barnwell holds an 8.9% working interest in the Dunvegan Unit which, at September 30, 2011, had 215 producing natural gas wells.  In fiscal 2011, Barnwell participated in the drilling of seven gross (0.6 net) gas wells in the Dunvegan area of which all appear to be successful.  Capital expenditures at Dunvegan totaled $2,021,000 in fiscal 2011.

In fiscal 2011, Dunvegan contributed 64% of Barnwell’s net natural gas production, 88% of Barnwell’s net natural gas liquids production, and 1% of Barnwell’s net oil production, representing 54% of the Company’s total net production on a Boe basis (407,000 Boe of a total 759,000 Boe).  In fiscal 2011, Dunvegan contributed 36% of Barnwell’s oil and natural gas revenues.

Dunvegan’s proved natural gas reserves represented 8,800,000 gross (8,158,000 net) Mcf or 54% of our total proved natural gas reserves as of September 30, 2011.  Dunvegan’s proved oil and natural gas liquids reserves represented 373,000 gross (262,000 net) Bbl or 25% of our total proved oil and natural gas liquids reserves as of September 30, 2011.  In total, Dunvegan’s reserves represented 44% of the Company’s total net reserves on an Mcfe basis as of September 30, 2011.

Preparation of Reserves Estimates

Barnwell’s reserves are estimated by our independent petroleum reserve engineer, InSite.  All information with respect to the Company’s reserves in this Form 10-K is derived from the report of InSite.  A copy of the report issued by InSite is filed with this Form 10-K as Exhibit 99.1.  InSite has been the Company’s independent petroleum reserve engineer for over 20 years.

The preparation of data used by the independent petroleum reserve engineer to compile our oil and natural gas reserves estimates is completed in accordance with various internal control procedures which include verification of data input into reserves evaluation software, reconciliations and reviews of data provided to the independent petroleum reserve engineer to ensure completeness, and management review controls, including an independent internal review of the final reserve report for completeness and accuracy.

Barnwell has a Reserves Committee consisting of four independent directors, the Company’s President and Chief Operating Officer, and the Company’s Executive Vice President and Chief Financial Officer.  The Reserves Committee was established to oversee the reserves estimation and certification process.  The Chairman of our Reserves Committee is an independent oil and gas reservoir consultant, thereby possessing the experience requisite to effectively oversee the reserves estimation process.  The Reserves Committee is responsible for reviewing the annual reserve evaluation report prepared by the independent petroleum reserve engineering firm and ensuring that the reserves are reported fairly in a manner consistent with industry standards.  The Reserves Committee meets annually to discuss reserves issues and policies, and to meet with Company personnel and our independent petroleum reserve engineer.

Barnwell of Canada’s President and Chief Operating Officer has primary responsibility for overseeing the preparation of the Company’s reserves estimates by our independent petroleum reserve engineer; he is a licensed professional engineer with over 33 years of experience in all facets of the oil and natural gas industry both in Canada and internationally and is a member of the Association of Professional Engineers, Geologists, and Geophysicists of Alberta.

Reserves

The amounts set forth in the following table, prepared by InSite, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2011 on all properties in which Barnwell has an interest.  All of Barnwell’s proved reserves are developed; Barnwell has no proved undeveloped reserves as of September 30, 2011.  All of our oil and natural gas reserves are located in Canada.  These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars.  No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any federal authority or agency, other than the SEC, since October 1, 2010.

September 30, 2011

Oil, including natural gas liquids (Bbls)	1,184,000
Natural gas (Mcf)	14,943,000
Total (Boe)	3,760,000

During fiscal 2011, Barnwell’s total net proved developed reserves, including proved developed producing reserves, of oil and natural gas liquids decreased by 88,000 Bbls (7%) and total net proved developed reserves of natural gas decreased by 2,924,000 Mcf (16%).

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

Undiscounted future net cash flows, after income taxes	$64,660,000

Standardized measure of discounted future net cash flows	$48,559,000	*

*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s natural gas and oil reserves.  An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $3.65 per Mcf and an oil price of $82.04 per Bbl for 2011) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods.  Production amounts reported are net of royalties.  All of Barnwell’s net production in fiscal 2011, 2010 and 2009 was derived in Canada, primarily in Alberta.  For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2011	2010	2009
Annual net production:
Natural gas liquids (Bbls)	93,000	103,000	98,000
Oil (Bbls)	157,000	140,000	170,000
Natural gas (Mcf)	2,950,000	3,245,000	3,567,000
Total (Boe)	759,000	802,000	883,000

Annual average sale price per unit of production:
Bbl of natural gas liquids*	$49.23	$40.05	$24.47
Bbl of oil*	$84.96	$69.55	$48.94
Mcf of natural gas**	$3.42	$3.82	$3.79

Annual average production cost
per Mcfe produced***	$2.41	$1.99	$1.78

*	Calculated on revenues before royalty expense divided by gross production.
**	Calculated on revenues net of pipeline charges before royalty expense divided by gross production.
***	Calculated on production costs, excluding natural gas pipeline charges, divided by the combined total production of natural gas liquids, oil and natural gas.

Capital Expenditures

Barnwell invested $13,299,000 in oil and natural gas properties during fiscal 2011, of which $1,455,000 (11%) was for acquisition of oil and natural gas leases, $2,253,000 (17%) was for exploration costs and $9,591,000 (72%) was for development of oil and natural gas properties.

Capital expenditures totaled $2,021,000 in the Dunvegan area in fiscal 2011.  Seven gross (0.6 net) gas wells were drilled in fiscal 2011 of which all appear to be successful.

Capital expenditures totaled $6,854,000 in the Seagram Lakes area of Saskatchewan in fiscal 2011.  Barnwell acquired 2,560 net acres and drilled four gross (2.0 net) oil wells in fiscal 2011 of which two gross (1.0 net) wells were successful and producing at September 30, 2011 and two gross (1.0 net) wells were dry holes.  Of the two gross (1.0 net) wells that were dry holes, Barnwell expects to convert one gross (0.5 net) well into a water disposal well.

Capital expenditures totaled $904,000 in the Red Earth area in fiscal 2011.  One gross (0.2 net) oil well was drilled in fiscal 2011 which was successful and on production at September 30, 2011.

Capital expenditures totaled $951,000 in the Chauvin area in fiscal 2011.  Three gross (1.5 net) wells drilled in fiscal 2011 were successful and on production at September 30, 2011.

Well Drilling Activities

During fiscal 2011, Barnwell participated in the drilling of 17 development wells, 16 of which management believes should be capable of production and one which was a dry hole.  Barnwell participated in the drilling of one exploratory well, which was a dry hole, during fiscal 2011.  Of the 18 wells Barnwell participated in the drilling of in fiscal 2011, eight gross (3.6 net) wells were on prospects developed by Barnwell.

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the fiscal years ended September 30, 2011, 2010 and 2009 in which Barnwell participated.  All wells were drilled in Canada.

	Productive		Productive		Total Productive
	Oil Wells		Gas Wells		Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2011
Gross	-	9.0	-	7.0	-	16.0	1.0	1.0	1.0	17.0
Net	-	2.8	-	0.6	-	3.4	0.5	0.5	0.5	3.9

2010
Gross	1.0	5.0	-	16.0	1.0	21.0	-	1.0	1.0	22.0
Net	0.5	0.8	-	1.4	0.5	2.2	-	0.1	0.5	2.3

2009
Gross	-	2.0	-	8.0	-	10.0	-	2.0	-	12.0
Net	-	0.5	-	1.1	-	1.6	-	0.3	-	1.9

At September 30, 2011, Barnwell was not in the process of drilling any oil or natural gas wells.

Productive Wells

As of September 30, 2011, Barnwell had interests in 739 gross (91.3 net) productive wells, of which 188 gross (30.4 net) were oil wells and 551 gross (60.9 net) were natural gas wells.  All wells were in Canada.  Seven natural gas wells and one oil well have dual or multiple completions.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases which we hold as of September 30, 2011.

	Developed Acreage*		Undeveloped Acreage*		Total*
Location	Gross	Net	Gross	Net	Gross	Net

Canada	232,604	37,553	171,915	52,464	404,519	90,017

*

“Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells.  “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Thirty-eight percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2011.  The 62% of Barnwell’s leasehold interests in undeveloped acreage subject to expiration expire over the next fiscal years, if not developed, as follows: 45% expire during fiscal 2012; 13% expire during fiscal 2013; 3% expire during fiscal 2014; 9% expires during fiscal 2015; and 30% expire during fiscal 2016.  There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes concentrations in Alberta at Thornbury (5,949 net acres), Doris (5,120 net acres), Bonanza/Balsam (3,128 net acres) and in Saskatchewan at Seagram Lakes (6,069 net acres).  During fiscal 2011, Barnwell acquired undeveloped land in Saskatchewan at Seagram Lakes (2,560 net acres) and Handel (3,200 net acres).

Marketing of Oil and Natural Gas

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts between itself and marketers of oil.  The price of oil and natural gas liquids is freely negotiated between the buyers and sellers and is largely determined by the world price for oil, which is principally denominated in U.S. dollars.

Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas and natural gas liquids is freely negotiated between buyers and sellers and is principally determined for Barnwell by western Canadian/Midwestern U.S. prices for natural gas.  In fiscal 2011 and 2010, Barnwell took virtually all of its oil and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf.

Barnwell’s oil and natural gas segment derived 66% of its oil and natural gas revenues in fiscal 2011 from three individually significant customers, Shell Trading Canada (39%), ProGas Limited (16%) and Glencoe Resources Ltd. (11%).  A substantial portion of Barnwell’s natural gas production from Dunvegan and other properties is sold to aggregators and marketers under various short-term and long-term contracts, with the price of natural gas determined by negotiations between the aggregators and the final purchasers.  In fiscal 2011, 18% of Barnwell’s production was marketed by an agent acting on behalf of Barnwell where all products are sold directly to the final purchasers with the agent not taking title to the production.

In fiscal 2011, over 90% of Barnwell’s oil and natural gas revenues were from products sold at spot prices.

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

Ninety-three percent of Barnwell’s gross revenues are derived from properties located within Alberta.

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

Through December 31, 2008, royalty rates were calculated on a sliding scale basis, increasing as prices increased up to a maximum royalty rate of 35%.  On January 1, 2009, a New Royalty Framework (“NRF”) went into effect.  The NRF changed royalty rates on conventional oil and natural gas production to be both price-sensitive and production-sensitive, and may increase up to a maximum royalty rate of 50%.  The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per Mcf.  Effective January 1, 2011, the Government of Alberta modified Alberta’s royalty framework.  The modified framework reduced the maximum royalty rate of 50% for oil and natural gas production to 40% and 36%, respectively.  In fiscal 2011, 69% of royalties related to Alberta government charges and 26% of royalties related to freehold and override charges which are not directly affected by the NRF.  In fiscal 2010, 79% of royalties related to Alberta government charges and 21% of royalties related to freehold and override charges which are not directly affected by the NRF.

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

In fiscal 2011, the weighted-average royalty rate paid on all of Barnwell’s natural gas was 5%.  The weighted-average rate of all royalties paid to governments and others on natural gas from the Dunvegan Unit, Barnwell’s principal oil and natural gas property, was 3% in fiscal 2011.

In fiscal 2011, the weighted-average royalty rate paid on oil was 27%.

In 2009, the Alberta government announced a short-term incentive program which included a drilling royalty credit for new conventional oil and natural gas wells.  Under the program, the Canadian province of Alberta provided a temporary drilling royalty credit based on a fixed dollar amount per meter drilled to eligible companies which drilled new conventional oil and natural gas wells on Alberta crown lands from April 1, 2009 to March 31, 2011.  The drilling royalty credit program has ended.

During fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 20.5%, 20.0%, 19.0%, 18.5% and 18.5% in calendar years 2008, 2009, 2010, 2011 and 2012, respectively, to 19.5%, 19.0%, 18.0%, 16.5% and 15%, respectively.  There was no enactment of a reduction in Canadian tax rates during fiscal 2010 or 2011.

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

Kaupulehu 2007, a Hawaii limited liability limited partnership 80%-owned by Barnwell, owns two residential parcels held for investment in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport on the island of Hawaii.  See Residential Real Estate Segment for luxury residences for sale.

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

In 2004 and 2006, Kaupulehu Developments transferred its leasehold interest in the aforementioned approximately 870 acres in two increments (“Increment I” and “Increment II”) to WB and WBKD and received closing payments of $11,550,000 and $10,000,000, respectively.  WB and WBKD are entities not affiliated with Barnwell and its subsidiaries.  WB and WBKD are affiliated with RP-Hualalai Investors, LLC, a managing member of Hualalai Investors, and Westbrook Partners, developers of Kuki’o Resort located adjacent to Hualalai Resort.

Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The lots within Increment I consist of two phases.  Phase I consists of 38 completed single-family lots (23 ocean front lots and 15 ocean view lots) and Phase II is planned for 42 single-family lots.  The Company cannot predict when WB will complete the single-family lots in Phase II and be permitted to begin marketing them.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.  Increment II is not yet developed and is currently planned for approximately 350-400 residential units.

Kaupulehu Developments is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  In fiscal 2011, three ocean front single-family lots were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2011 to $145,000,000.  As of September 30, 2011, 22 of the 23 ocean front lots and seven of the 15 ocean view lots in Phase I of Increment I have been sold.

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

Operations

Water Resources owns and operates one Spencer-Harris portable rotary drilling rig capable of drilling up to approximately 7,000 feet, an IDECO H-35 rotary drilling/workover rig, two GEFCO SS-40-T portable rotary drilling rigs, a National T-32 drilling rig, and other ancillary drilling equipment.  Water Resources also owns and operates one Walker Neer P-15-A and one Franks double drum service rig for deep set pump removal, installations and repairs.  Additionally, Water Resources leases a three-quarter of an acre maintenance facility in Honolulu, Hawaii, a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and a one acre equipment storage yard in Waimea, Hawaii, and maintains an inventory of drilling materials and pump supplies.

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

Water Resources derived 53% and 85% of its contract drilling revenues in fiscal 2011 and 2010, respectively, pursuant to federal, state of Hawaii and county contracts.  At September 30, 2011, Barnwell had accounts receivables from federal, state of Hawaii and county entities totaling $529,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, state of Hawaii, county and private entities.

In fiscal 2011, Water Resources started ten pump installation and repair contracts and completed three well drilling contracts and nine pump installation and repair contracts.  All of the completed well drilling contracts and six of the nine pump installation and repair contracts were started in the prior year.  Seventy-one percent of well drilling and pump installation and repair jobs, representing 53% of total contract drilling revenues in fiscal 2011, have been pursuant to government contracts.

At September 30, 2011, Water Resources had a backlog of 12 pump installation and repair contracts, eight of which were in progress as of September 30, 2011. There were no well drilling contracts in backlog at September 30, 2011.

The dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2011 and 2010 was as follows:

	2011	2010
Well drilling	$-	$1,150,000
Pump installation and repair	570,000	1,690,000

	$570,000	$2,840,000

All of the contracts in backlog at December 1, 2011 are expected to be completed within fiscal year 2012.

Competition

Water Resources competes with other drilling contractors in Hawaii, some of which use drill rigs similar to Water Resources’ drilling rigs.  These competitors are also capable of installing and repairing vertical turbine and submersible water pumping systems in Hawaii.  These contractors compete actively with Water Resources for government and private contracts.  Pricing is Water Resources’ major method of competition; reliability of service is also a significant factor.

Competitive pressures are expected to remain high, thus there is no assurance that the quantity of available or awarded jobs which occurred in fiscal 2011 will continue.

Residential Real Estate Segment

Overview

Kaupulehu 2007 develops luxury residences for sale.

Operations

We began our homebuilding business in fiscal 2007 when Kaupulehu 2007 purchased two parcels in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii located approximately six miles north of the Kona International Airport from WB.  Construction of the two homes commenced in fiscal 2007 and was completed in fiscal 2009.  At September 30, 2011, Kaupulehu 2007 owns two luxury residences that are available for sale and did not have any homes under construction.  One home is a fully furnished 5-bedroom, 6.5-bath ranch-style home and is 6,337 square feet in size.  The second home, currently unfurnished, is of similar design and is 6,275 square feet in size.

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

Employees

As of December 1, 2011, Barnwell employed 40 individuals; 39 on a full time basis and 1 on a part time basis.

Environmental Costs

Barnwell is subject to extensive environmental laws and regulations.  Federal, state, and Canadian governmental agencies issue rules and regulations and enforce laws to protect the environment which are often difficult and costly to comply with and which carry substantial penalties for failure to comply, particularly in regard to the discharge of materials into the environment.  These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require Barnwell to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.  Barnwell did not incur material environmental costs in fiscal 2011.

Available Information

We are required to file annual, quarterly and current reports and other information with the SEC.  These filings are not deemed to be incorporated by reference in this report.  You may read and copy any document filed by us at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.  Furthermore, we maintain an internet site at www.brninc.com.  We make available on our internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as practicable after we electronically file such reports with, or furnish them to, the SEC.

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

We follow the full cost method of accounting for costs related to our oil and natural gas properties.  Under this method, the net book value of properties less related deferred income taxes, may not exceed a calculated “ceiling.”  The ceiling is the estimated after tax future net revenues from proved oil and natural gas properties, discounted at 10% per year.  In calculating discounted future net revenues, average first-day-of-the-month oil and natural gas prices during the 12-month period ending in the reporting period are held constant, except for changes which are fixed and determinable by existing contracts.  The excess, if any, of the net book value above the ceiling is required to be written off as an expense.  A sufficient decline in oil or natural gas prices or other factors, without other mitigating circumstances, could result in reductions of the carrying value of our oil and natural gas properties and an equivalent charge to earnings.

An increase in operating costs or a decline in our production level could have a material adverse effect on our results of operations and financial condition.

Higher operating costs for our properties will directly decrease the amount of cash flow received by us.  Electricity, supplies, and labor costs are a few of the operating costs that are susceptible to material fluctuation.  The need for significant repairs and maintenance of infrastructure may increase as our properties age.  A significant increase in operating costs could result in materially lower operating margin and cash flow.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety.  Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces.  Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations.  We derive a significant portion of our revenues from our operations in Canada.  In fiscal 2011, we derived 80% of our revenues from operations in Canada.

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

•                oil and natural gas prices as prescribed by the SEC;

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

We may have difficulty financing our planned capital expenditures, which could have an adverse effect on our business.

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

The real estate investment industry is cyclical in nature and is particularly vulnerable to shifts in local, regional, and national economic conditions outside of our control such as interest rates, housing demand, population growth, employment levels, job growth and property taxes.  Further, a weakening of the economic drivers in Hawaii, which include tourism, military spending, construction starts and employment, and a decrease in market demand adversely impacted the level of real estate activity in Hawaii.  The industry has experienced a significant decrease in demand for new homes since 2007 and this trend may continue for an extended period of time.  Conditions in both the United States and international economies remain weak, which puts continued pressure on consumer confidence for residential real estate.  These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate.  We expect that continued weakness in the industry could adversely affect our business, results of operations and financial condition.

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

Barnwell’s land investment segment is impacted by the condition of Hawaii’s real estate market, which is affected by Hawaii’s economy and Hawaii’s tourism industry, as well as the United States and world economies in general.  Any future cash flows from Barnwell’s land development activities are subject to, among other factors, the level of real estate activity and prices, the demand for new housing and second homes on the island of Hawaii, the rate of increase in the cost of building materials and labor, the introduction of building code modifications, changes to zoning laws, and the level of confidence in Hawaii’s economy.

The occurrence of natural disasters in Hawaii could adversely affect our business.

The occurrence of a natural disaster in Hawaii such as, but not limited to, earthquakes, landslides, hurricanes, tornadoes, tsunamis, volcanic activity, droughts and floods, could have a material adverse effect on our ability to develop and sell properties or realize income from our projects.  The occurrence of a natural disaster could also cause property and flood insurance rates and deductibles to increase, which could reduce demand for our properties.

Increases in interest rates, tightening of lending standards and decreases, limitations or restrictions in the availability of mortgage financing and other economic factors outside our control, such as consumer confidence and declines in employment levels could lead to slowed home sales, which could adversely affect our revenues and earnings.

The United States residential mortgage market continues to experience disruption.  Mortgage interest rates have been experiencing significant volatility and contributed to the challenging market conditions faced by us and the industry.  In addition, as a result of increased default rates and other factors, the willingness of many lenders to make home mortgage loans has decreased and lenders have tightened their lending standards.  The volatility in interest rates, the decrease in the willingness of lenders to make home mortgage loans, and the tightening of lending standards have made it more difficult for some potential buyers to finance the purchase of homes.  Potential buyers may not be able to obtain acceptable financing to purchase residential lots within the Kaupulehu area, leading to further declines in the market for homes.  Any limitations or restrictions on the availability of mortgage financing or increases in mortgage interest rates could reduce residential lot sales, thereby reducing our revenues and earnings.  Even if potential buyers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing.  Any limitations or restrictions on the availability of mortgage financing or interest rate increases could adversely affect our sales, which would reduce our revenues.

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

The homebuilding industry has experienced a significant and sustained downturn characterized by decreased demand for new homes, an oversupply of both new and resale home inventories, including foreclosed homes; aggressive price competition among homebuilders, including increased incentives for home sales; and a more restrictive mortgage lending environment.  Economic conditions in the United States and the world remain weak, which puts continued pressure on consumer confidence for residential real estate.  These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate.  Continued weakness in the homebuilding industry could further adversely affect our business, results of operations and financial condition.

We are reliant upon sales of homes as a source of liquidity.  If we are unable to sell the homes within a reasonable timeframe, our revenues, operating results, cash inflows and financial condition could be materially impacted.

Barnwell currently owns two luxury residences that are available for sale in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.

The acquisition of the parcels and home construction costs on the luxury homes were originally financed through a bank revolving credit facility and subsequently refinanced via a non-revolving term loan with a new lender during fiscal 2011.  The loan is a seven year term loan with an interest rate that adjusts annually.

Monthly payments of principal and interest are due on the first day of each month and will change as a result of a change in the interest rate, the sale of a house or the sale of a residential parcel.  Upon the sale of a house or a residential parcel, we will be required to make a principal payment in the amount of the net sales proceeds of the house or residential parcel.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

The timing and amount of residential home sales are unpredictable and may be sporadic.  The inability to sell the homes within a reasonable timeframe will lead to additional interest, maintenance, property taxes and other holding costs.  Furthermore, if estimated cash inflows from home sales are less than current expectations, our revenues, operating results, cash inflows and financial condition could be materially impacted.

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

Severe weather and other natural conditions or disasters, such as, but not limited to, earthquakes, landslides, hurricanes, tornadoes, tsunamis, volcanic activity, droughts, floods, and heavy or prolonged rain, can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and to unsold homes.  Further, these conditions can delay home closings, adversely affect the cost or availability of materials or labor, or impair the value of the property on a temporary or permanent basis.  To the extent our insurance is not adequate to cover business interruption losses or repair costs resulting from these events, our total earned revenues and earnings may be adversely affected.

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

Demand for services is highly dependent upon land development activities in the state of Hawaii.  As also noted above, the real estate development industry is cyclical in nature and is particularly vulnerable to shifts in local, regional, and national economic conditions outside of our control such as interest rates, housing demand, population growth, employment levels and job growth and property taxes.  A decrease in water well drilling and/or pump installation contracts will result in decreased revenues and operating results.

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

Our backlog consists of the uncompleted portion of services to be performed under contracts that have been started and new contracts not yet started.  Our contracts are subject to change orders and cancellations, and such changes could adversely affect our operations.

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

The economic slowdown has affected demand for luxury real estate and water well drilling and pump installation services in the state of Hawaii, and demand for oil and natural gas.  The ongoing economic slowdown may have further impacts on our business and our financial condition, and we may face additional challenges if economic conditions do not improve.  Our ability to access the capital and credit markets may be restricted at a time when we would like, or need, to raise funds, which could have an impact on our flexibility to react to changing economic and business conditions.  A further deterioration or continuation of these conditions will have an adverse impact on our operations and financial condition and results.

We are reliant upon future cash flows from operations, land investment segment percentage of sales proceeds, and available credit as sources of liquidity.  If estimated cash inflows do not occur timely or are less than current expectations, our liquidity may be negatively impacted.

In addition to cash flows from oil and natural gas, residential real estate and contract drilling operations, we rely upon land investment segment percentage of sales payment proceeds as a source of liquidity.  However, oil and natural gas prices have been historically volatile and the timing and amount of land investment segment percentage of sales proceeds are unpredictable, may be sporadic, and are not under our control.

We also have a credit facility with a Canadian bank that is denominated in Canadian dollars.  Any decreases in currency exchange rates affect the amount of credit available to us.  Furthermore, our real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1, a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1, and a maximum loan to value ratio.  Noncompliance with any of the ratios could result in the need to pay down a portion of the outstanding borrowings.

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

At September 30, 2011, we had borrowings under our credit facility and real estate loan of approximately $24 million.  In the ordinary course of business, we may incur significant additional debt, to the extent permitted by our credit facility and loan, in order to fund future capital expenditures, acquisitions and homebuilding activities.

The terms of our credit facility and real estate loan impose restrictions on our ability and, in some cases, the ability of our subsidiaries to take a number of actions that we may otherwise desire to take, including one or more of the following:

•                incurring additional debt, including guarantees of indebtedness;

•                making investments;

•                creating liens on our assets; and

•                selling assets.

Our level of indebtedness and the covenants contained in our financing agreements could have important consequences.  For example, they could:

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

•                make us vulnerable to increases in interest rates as our credit facilities are subject to variable interest rates;

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

As of September 30, 2011, two of our investors and our executive officers held approximately 45% of our common stock.  The interests of these stockholders may not always coincide with the interests of other stockholders.  These stockholders, acting together, have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of us.  These stockholders are able to exercise significant control over our business, policies and affairs.

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

•                economic or business interests which are not aligned with our venture partners, including the holding period and timing of ultimate sale of the ventures’ underlying assets; and

•                the inability for the venture partner to fulfill its commitments and obligations due to financial or other difficulties.

General economic conditions in the lodging industry could adversely affect our financial results.

We own a 1.5% passive minority interest in Hualalai Resort, which includes the Four Seasons Resort Hualalai at Historic Ka’upulehu, two golf courses and a clubhouse.  Soft economic conditions and reduced travel to North Kona, Hawaii could adversely affect these interests and, therefore, our financial results related to our investment.  The aforementioned properties are also subject to risks that generally relate to investments in commercial real estate, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, the ongoing need for capital improvements to maintain or upgrade properties, fluctuations in real estate values, and the relative illiquidity of real estate compared to other investments.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Oil and Natural Gas, Land Investment and Residential Real Estate Properties

The location and character of Barnwell’s oil and natural gas properties, and its land investment and residential real estate properties, are described above under Item 1, “Business.”

Corporate Offices

Barnwell, through wholly-owned subsidiaries, owns the 29th floor of a commercial office building in downtown Honolulu that it uses as its corporate office and a unit in a high rise cooperative apartment in New York City that it utilizes as its New York office.

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

PART II

ITEM 5.                                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE Amex under the ticker symbol “BRN.”  The following tables present the quarterly high and low sales prices, on the NYSE Amex, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2009	$5.85	$4.10	December 31, 2010	$3.69	$2.72
March 31, 2010	4.82	2.50	March 31, 2011	9.01	3.70
June 30, 2010	4.50	2.76	June 30, 2011	7.75	4.91
September 30, 2010	3.34	2.58	September 30, 2011	5.20	2.91

Holders

As of December 1, 2011, there were 8,277,160 shares of common stock, par value $0.50, outstanding.  There were approximately 950 holders of the common stock of the registrant as of December 1, 2011.

Dividends

No dividends were declared or paid during fiscal years 2011 or 2010.  The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

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

ITEM 7.                                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2011 and 2010, and the related Consolidated Statements of Operations, Comprehensive Income, Cash Flows, and Equity for the years ended September 30, 2011 and 2010.  This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments.  Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures.  The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries.  Our reserve estimates are prepared annually by independent petroleum reserve engineers and quarterly by internal personnel.  The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information.  In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 3% of the previous year’s estimate.  However, there can be no assurance that more significant revisions will not be necessary in the future.  If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.  If reported reserve volumes were revised downward by 5% at the end of fiscal 2011, the ceiling limitation would have decreased approximately $2,492,000.  This decrease would not have resulted in a write-down during the fourth quarter of fiscal 2011.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense.  The lower the estimated reserves, the higher the depletion rate per unit of production.  Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production.  If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2011, depletion for fiscal 2011 would have increased by approximately $466,000.

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

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset.  Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities.  The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.  Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations.  Actual asset retirement obligations through the end of fiscal 2011 have not materially differed from our estimates.  However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future.  A 20% increase in accretion and depletion of the asset retirement obligation would have increased Barnwell’s fiscal 2011 expenses before taxes by approximately $172,000.

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

Oil and Natural Gas Segment

Barnwell is involved in the acquisition, exploration and development of oil and natural gas properties in Canada where we initiate and participate in exploratory and developmental operations for oil and natural gas on properties in which we have an interest, and evaluate proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere.

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

Land Investment Segment

The land investment segment is comprised of the following three components:

1)   Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land for property located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Kaupulehu Developments’ interests include the following:

•                The right to receive payments from WB and WBKD, entities not affiliated with Barnwell and its subsidiaries, resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by WB and WBKD in two increments (“Increment I” and “Increment II”).  Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.  Increment II is not yet developed and is currently planned for approximately 350-400 residential units; and

•                Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above.  Kaupulehu Developments has an agreement which provides WB and/or WBKD the exclusive right to negotiate with Kaupulehu Developments with respect to these 1,000 acres.  This right expires in June 2015 or in June 2013 if WB and/or WBKD have not completed all environmental assessments and surveys reasonably required to support a petition to the Hawaii State Land Use Commission for reclassification of the 1,000 acres.

2)   Barnwell owns an 80% controlling interest in Kaupulehu 2007, a Hawaii limited liability limited partnership.  Kaupulehu 2007 owns two residential parcels in the Kaupulehu area.

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

Residential Real Estate Segment

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, constructs and sells luxury single-family homes.  Kaupulehu 2007, in addition to the two parcels described above, owns two luxury residences in the Kaupulehu area that are available for sale.  Kaupulehu 2007 does not currently have any homes under construction.

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

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on existing oil and natural gas prices.  Historically, oil and natural gas prices have been extremely volatile.  Natural gas prices for Barnwell, based on quarterly averages during the three years ended September 30, 2011, have ranged from a low of $2.70 per thousand cubic feet (the average price for the quarter ended September 30, 2009) to a high of $5.44 per thousand cubic feet (the average price for the quarter ended December 31, 2008).  Oil prices for Barnwell, based on quarterly averages for the period discussed above, ranged from a low of $35.20 per barrel (the average price for the quarter ended March 31, 2009) to a high of $98.03 per barrel (the average price for the quarter ended June 30, 2011).  Declines in oil and natural gas prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Since 2009, demand for natural gas has been weak according to Canada’s National Energy Board.  The key contributing factor to the decline in demand is the economic recession which has led to reduced worldwide natural gas consumption.  In addition, the discovery and availability of natural gas from shale has resulted in an oversupply of natural gas in North America.  The economic recession also continues to impact oil prices due to reduced demand.  Absent a sufficient increase in prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels.

Land Investment and Residential Real Estate Segments

Kaupulehu 2007’s two luxury homes are complete and available for sale.  One home is a fully furnished 5-bedroom, 6.5-bath ranch-style home, 6,337 square feet in size and is currently listed for sale.  The second home, currently unfurnished, is of similar design, 6,275 square feet in size and is available for sale.

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

During fiscal 2011, landscaping work in the Kaupulehu Lot 4A area continued, including the planting of trees and other groundscape materials.  Aside from the two houses built by our Kaupulehu 2007 residential real estate venture, three other houses have been completed in the area and one is under construction.

The economic recession caused real estate sales prices and activity within the Kaupulehu area to decrease significantly in recent years.  Real estate sales results in the area near Kaupulehu continue to be mixed, with sporadic activity and wide variations in sales prices.  If future real estate activity in the Kaupulehu and surrounding areas is lower than management’s current expectations, our operating results, financial condition, liquidity and cash flows could be adversely affected.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii.  The most recent University of Hawaii Economic Research Organization and State of Hawaii Department of Business, Economic Development and Tourism (“DBEDT”) forecasts suggest the construction industry remains somewhat depressed and near-term prospects remain limited.  This is evidenced by declines in both the value of permits issued for private development and the number of government contracts awarded.

Management currently estimates that well drilling activity for fiscal 2012 will be lower than that of fiscal 2011 based upon contracts in backlog and the uncertainty of future job availability.

Investment in Joint Ventures

According to DBEDT, Hawaii’s economy is slated for slow and gradual growth into 2012.  However, these estimates are cautiously optimistic and depend greatly on the recovery of both the national and international economies, especially the Japanese economy.  The March 2011 Japan earthquake and resulting tsunami and nuclear crisis have had and will continue to have negative impacts on tourism in Hawaii, which relies heavily on Japanese visitors, for the foreseeable future.  Both Hualalai Resort and Kona Village Resort sustained considerable damage from the tsunami that hit Hawaii.  Hualalai Resort reopened on May 1, 2011 after a shutdown to repair the damaged areas and Kona Village Resort is closed indefinitely.  As a result of Kona Village’s closure, we wrote off our remaining investment in Kona Village Investors, LLC during the second quarter of fiscal 2011.

Results of Operations

Summary

Barnwell incurred a net loss for fiscal 2011 of $109,000, a $3,949,000 decrease from net earnings of $3,840,000 in fiscal 2010.  This decrease was largely attributable to the following:

•                The prior year period included a $1,465,000 current income tax benefit from legislation which expanded the number of years Barnwell can carry back U.S. federal income tax losses;

•                A $1,213,000 decrease in land investment segment operating profit in the current year due to decreased receipts of percentage of sales payments resulting from decreased residential lot sales by the developer of the project partially offset by a decrease in the reduction of the carrying value of our investment in residential parcels; and

•                A $1,024,000 decrease in contract drilling operating results, before income taxes, due to fewer well drilling contracts, lower well drilling contract values and margins, and unforeseen difficulties experienced on certain contracts in the current year.

General

Barnwell conducts operations in the U.S. and Canada.  Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.  The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between the Canadian and U.S. dollar.

The average exchange rate of the Canadian dollar to the U.S. dollar increased 6% in fiscal 2011, as compared to fiscal 2010, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 1% at September 30, 2011, as compared to September 30, 2010.  Accordingly, the assets, liabilities, stockholders’ equity, and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net (loss) earnings.  The other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2011 was $446,000, a $1,842,000 decrease from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $1,396,000 in fiscal 2010.  There were no taxes on other comprehensive (loss) income due to foreign currency translation adjustments in fiscal 2011 and 2010 due to a full valuation allowance on the related deferred tax assets.

Realized foreign currency transaction gains or losses were inconsequential in fiscal 2011 and 2010.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between Canadian and U.S. dollars.

Oil and natural gas revenues

Selected Operating Statistics

The following tables set forth Barnwell’s annual average price per unit of production and annual net production volumes for fiscal 2011 as compared to fiscal 2010.  Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2011	2010	$	%
Natural gas (Mcf)*	$ 3.42	$ 3.82	$ (0.40)	(10%)
Oil (Bbls)	$ 84.96	$ 69.55	$ 15.41	22%
Liquids (Bbls)	$ 49.23	$ 40.05	$ 9.18	23%

	Annual Net Production
			Increase (Decrease)
	2011	2010	Units	%
Natural gas (Mcf)	2,950,000	3,245,000	(295,000)	(9%)
Oil (Bbls)	157,000	140,000	17,000	12%
Liquids (Bbls)	93,000	103,000	(10,000)	(10%)

*  Natural gas price per unit is net of pipeline charges.

Effective January 1, 2011, the Government of Alberta modified Alberta’s royalty framework.  The modified framework reduced the maximum royalty rate for oil and natural gas production from 50% to 40% and 36%, respectively.

Oil and natural gas revenues increased $1,248,000 (5%) from $27,556,000 in fiscal 2010 to $28,804,000 in fiscal 2011, primarily due to increases in oil and natural gas liquids prices, which increased 22% and 23%, respectively, as compared to prices in fiscal 2010, and a 12% increase in net oil production.  The increase was partially offset by decreases in natural gas prices and production which declined 10% and 9%, respectively, as compared to fiscal 2010.

The increase in net oil production was due partly to increased activity and production from newer properties partially offset by natural declines in production from older properties.  Also contributing to the increase in net production was lower royalty rates on certain high production rate properties resulting from the aforementioned modification to the royalty framework effective January 1, 2011.  The decreases in royalty rates due to the modified royalty framework were partially offset by increased royalty rates due to higher oil prices.  Gross oil production increased 10% during fiscal 2011 as compared to fiscal 2010.

Net natural gas production decreased 9% during fiscal 2011, as compared to fiscal 2010.  Gross natural gas production decreased 14% during fiscal 2011, as compared to fiscal 2010.  The decrease in production was primarily due to natural declines, including the Dunvegan property where natural gas production on a gross basis decreased 10%.  The decrease in production on a net basis was partially offset by lower royalty rates resulting from the aforementioned modification to the royalty framework effective January 1, 2011 and lower natural gas prices.  At Dunvegan, natural gas production on a net basis decreased 59,000 Mcf or 3% and net natural gas production at all other properties decreased 18%.  Dunvegan contributed 64% of Barnwell’s net natural gas production in fiscal 2011, as compared to 60% in fiscal 2010.  In fiscal 2011, natural gas production from the Dunvegan Unit was responsible for 60% of Barnwell’s natural gas revenues, as compared to 57% in fiscal 2010.

Oil and natural gas operating expenses

Operating expenses increased $1,201,000 (12%) to $11,404,000 in fiscal 2011, as compared to $10,203,000 in fiscal 2010, due primarily to higher workover activity and repairs in the Dunvegan field and older fields due to corrosion and aging.  Also contributing to the increase was a 6% increase in the average exchange rate of the Canadian dollar to the U.S. dollar that increased oil and natural gas operating expenses $599,000.

Sale of development rights and Sale of interest in leasehold land

Kaupulehu Developments received its final development rights option payment from Hualalai Investors, the owner and current developer of Hualalai Resort, in December 2010.  Revenues related to sales of development rights under option for the years ended September 30, 2011 and 2010 are summarized as follows:

	Year ended September 30,
	2011	2010

Sale of development rights under option:
Proceeds	$2,656,000	$2,656,000
Fees	(159,000)	(159,000)

Revenues – sale of development rights, net	$2,497,000	$2,497,000

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.

There are no remaining development rights options outstanding as of September 30, 2011.

The following table summarizes the percentage of sales payment revenues received from WB for the years ended September 30, 2011 and 2010:

	Year ended September 30,
	2011	2010

Sale of interest in leasehold land:
Proceeds	$1,325,000	$3,560,000
Fees	(80,000)	(213,000)

Revenues – sale of interest in leasehold land, net	$1,245,000	$3,347,000

WB sold three ocean front single-family lots in Increment I during the year ended September 30, 2011 as compared to nine single-family lots during the year ended September 30, 2010.  As of September 30, 2011, 22 of the 23 ocean front lots and seven of the 15 ocean view lots in Phase I of Increment I have been sold.  Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I.  The Company cannot predict when WB will complete the single-family lots in Phase II of Increment I and be permitted to begin marketing them.  There is no assurance with regards to the amounts of future payments to be received.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues decreased $2,662,000 (41%) to $3,855,000 in fiscal 2011, as compared to $6,517,000 in fiscal 2010, and contract drilling costs decreased $1,718,000 (31%) to $3,882,000 in fiscal 2011, as compared to $5,600,000 in fiscal 2010.  The contract drilling segment generated a $587,000 operating loss before general and administrative expenses during 2011, a decrease of $1,024,000 as compared to an operating profit before general and administrative expenses of $437,000 in fiscal 2010.  The decrease in operating results was due to fewer well drilling contracts, lower well drilling contract amounts and margins, and unforeseen difficulties experienced on certain well drilling and water pump contracts in the current year period.

At September 30, 2011, there was a backlog of 12 pump installation and repair contracts, eight of which were in progress as of September 30, 2011.  There were no well drilling contracts in backlog at September 30, 2011.  The backlog of pump installation and repair contract revenues as of December 1, 2011 was approximately $570,000.  All of the contracts in backlog at December 1, 2011 are expected to be completed within fiscal year 2012.

Contract drilling revenues and costs are not seasonal in nature but can fluctuate significantly based on the awarding and timing of available contracts, which are determined by contract drilling customer demand.  There has been a significant decrease in demand for water well drilling contracts in the last two years due largely to the impact of the recession and continuing weak economic conditions on both private real estate development and governmental capital improvement budgets.  The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as the duration of the slowdown in construction activity is unknown.  Lack of availability of contracts may also result in increased competition for available contracts, which may result in lower estimated margins on awarded contracts.

Gas processing and other

Included in gas processing and other income were gains from drilling royalty credits of $1,424,000 and $1,323,000 in fiscal 2011 and 2010, respectively, due to the purchase of third-party drilling royalty credits by the oil and natural gas segment for less than par value.  Under a temporary incentive program, the Canadian province of Alberta provided a temporary drilling royalty credit based on a fixed dollar amount per meter drilled to eligible companies which drill new conventional oil and natural gas wells on Alberta crown lands.  Certain companies have earned drilling royalty credits which were in excess of a formulaic maximum based upon royalties paid, which resulted in such companies being unable to fully claim their drilling royalty credits.  Other companies who had limited drilling activity generated drilling royalty credits that were cumulatively less than the formulaic maximum.  Barnwell successfully acquired drilling royalty credits for less than par value from entities with excess drilling royalty credits, allowing Barnwell to realize these gains.

The drilling royalty credit program has ended and in the absence of legislation to renew the program, gains from purchased drilling royalty credits will not occur in future periods.

General and administrative expenses

General and administrative expenses increased $694,000 (8%) to $9,025,000 in fiscal 2011, as compared to $8,331,000 in fiscal 2010.  The increase was primarily attributable to a $473,000 increase in compensation costs, a $332,000 increase in stock appreciation rights expense due to an increase in Barnwell’s stock price, and a $172,000 increase in professional services expenses.  The increase was partially offset by a decrease in expenses related to the Company’s investment in joint ventures totaling $192,000 and a realized foreign currency transaction gain as a result of the repayment of U.S. dollar denominated debt using Canadian dollars totaling $119,000.

Depletion, depreciation, and amortization

Depletion, depreciation and amortization increased $825,000 (9%) to $10,127,000 in fiscal 2011, as compared to $9,302,000 in fiscal 2010, as a result of a 9% increase in the depletion rate due to increases in Barnwell’s costs of finding and developing proven reserves and a 6% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.  Barnwell’s costs of finding and developing proven reserves increased due primarily to activity in the Seagram Lakes area, where the Company spent $6,854,000; $759,000 on land, and $6,095,000 on drilling and development in fiscal 2011.  Of the four wells drilled in the Seagram Lakes area in fiscal 2011, one well was assigned proved reserves, one well was awaiting evaluation, and two wells were unsuccessful as of September 30, 2011.  All of the capital expenditures in this area were included in depletable costs for fiscal 2011.  The increase was partially offset by a 6% decrease in net production in Mcfe.

Reduction of carrying value of assets

During fiscal years 2011 and 2010, Barnwell reduced the carrying value of certain assets.  A breakdown of the reduction of the carrying value of assets as reported in the Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2011	2010

Investment in residential parcels	$689,000	$1,578,000
Real estate held for sale	418,000	571,000
Investment in joint ventures	121,000	-

Total reduction of carrying value of assets	$1,228,000	$2,149,000

During the year ended September 30, 2010, due to changes in fair values for real estate in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii, Barnwell recorded write-downs of $1,578,000 and $571,000 for its investment in residential parcels and real estate held for sale, respectively.  Barnwell recognized additional impairment losses of $689,000 and $418,000 during the year ended September 30, 2011 for its investment in residential parcels and real estate held for sale, respectively, primarily due to changes in fair values in the area of Kaupulehu 2007’s interests.

Kona Village Resort sustained considerable damage as a result of the March 11, 2011 tsunami generated by a 9.0-magnitude earthquake that took place off the coast of Japan and subsequently announced it would close indefinitely and lay off its employees.  As a result of the resort’s shutdown, Barnwell determined a write-off of its remaining investment in Kona Village Investors, LLC was necessary.  The write-off totaled $121,000 for the year ended September 30, 2011.  No reduction was necessary during the year ended September 30, 2010.

Interest expense

Interest expense decreased $137,000 (11%) to $1,088,000 in fiscal 2011, as compared to $1,225,000 in fiscal 2010, due primarily to lower average loan balances.

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

The components of earnings before income taxes, after adjusting earnings for non-controlling interests, are as follows:

	Year ended September 30,
	2011	2010
Earnings (loss) before income taxes in:
United States	$(4,148,000)	$(1,845,000)
Canada	5,540,000	6,450,000
	$ 1,392,000	$ 4,605,000

Barnwell’s effective consolidated income tax rate for fiscal 2011, after adjusting earnings before income taxes for non-controlling interests, was 108%, as compared to 17% for fiscal 2010.  U.S. source losses do not shelter Canadian taxes on Canadian source income and potentially result in foreign tax credit carryovers. However, in the absence of sufficient U.S. source income such foreign tax credit carryovers are not more likely than not to result in a future tax benefit.  As such, the Company’s income taxes will likely continue to be a high percentage of consolidated pretax income in the near future in the absence of sufficient U.S. source income or unforeseen tax benefits.

Included in the income tax provision for fiscal 2011 is the impact of Canadian income taxes that are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes.  Partially offsetting the expense was a $257,000 benefit primarily from the lapsing of the statute of limitations for a portion of uncertain tax positions related to Canadian income taxes.

Included in the income tax provision for fiscal 2010 is a $1,465,000 income tax benefit from the reversal of the valuation allowance on U.S. federal income tax losses due to a change in tax law enacted in November 2009 which expanded the number of years Barnwell can carry back such losses.  There was no such benefit in fiscal 2011.  Partially offsetting this benefit was the impact of the portion of Canadian income taxes that are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes.

Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  In November 2010, the Company settled and paid the province of Alberta’s reassessment of Canadian provincial taxes.  The Alberta provincial reassessment resulted from the Canada Revenue Agency’s examination of the Company’s fiscal 2005 and 2006 Canadian federal returns, which was settled in September 2010.  There was no material difference between the province of Alberta’s reassessment and the related uncertain tax provision previously recorded by the Company.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of September 30, 2011.

Net earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests decreased $143,000 (31%) to $314,000 in fiscal 2011, as compared to $457,000 in fiscal 2010, due primarily to lower revenues reported by the land investment segment, partially offset by smaller write-downs of Barnwell’s assets, impacting non-controlling interests in fiscal 2011 as compared to fiscal 2010.

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

Impact of Recently Issued Accounting Standards on Future Filings

Fair Value Measurements and Related Disclosures

In May 2011, the FASB issued an accounting standards update that provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards.  The amendments clarify or change the application of existing fair value measurements, including: (1) that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; (2) that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; (3) for Level 3 fair value measurements, quantitative information about the unobservable inputs used in a fair value measurement, a description of the valuation processes used by the entity, and a discussion about the sensitivity of the fair value measurements to changes in the unobservable inputs should be disclosed; (4) to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; (5) that in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; (6) that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement; (7) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; and (8) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined.  The standard is effective for fiscal years beginning after December 15, 2011.  We are currently evaluating its impact on our consolidated financial statements and disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other updates to the presentation of comprehensive income.  Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  The standard is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  Adoption of this standard will impact the presentation of the Company’s consolidated financial statements.  On October 12, 2011, the FASB issued a media advisory stating it is considering deferring certain aspects of this accounting standards update.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At September 30, 2011, Barnwell had $9,834,000 in cash and cash equivalents, $5,441,000 in working capital, and $7,252,000 of available credit under its credit facility with its Canadian bank.  Barnwell’s future liquidity and ability to fund capital expenditures is dependent upon operating cash flows, existing working capital, available credit under its credit facility with its Canadian bank, and its ability to access debt markets.

Cash Flows

Cash flows provided by operations totaled $13,263,000 for fiscal 2011, as compared to $7,468,000 of cash flows provided by operations for the same period in fiscal 2010.  The $5,795,000 increase was primarily due to changes in working capital.

Net cash used in investing activities totaled $11,473,000 for fiscal 2011, as compared to $1,811,000 of cash flows provided by investing activities for the same period in fiscal 2010.  The $13,284,000 change was primarily attributable to a $10,258,000 increase in capital expenditures due to higher oil and natural gas capital expenditures and the purchase of an office in New York City by a subsidiary of the Company, and a $2,102,000 decrease in proceeds from land investment segment sales during fiscal 2011, as compared to the same period of the prior year.

Cash flows used in financing activities totaled $2,689,000 for fiscal 2011, as compared to $5,411,000 of cash flows used in financing activities for fiscal 2010.  The $2,722,000 decrease is primarily due to a $2,714,000 decrease in debt repayments in the current year period as compared to the comparable prior year period.

Credit Arrangements

In April 2011, Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed through April 2012 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or US$19,252,000 at the September 30, 2011 exchange rate of 0.9626.  Borrowings under this facility were US$12,000,000 and unused credit available under this facility was US$7,252,000 at September 30, 2011.  The interest rate on this facility at September 30, 2011 was 3.0%.  The facility is available in U.S. dollars at LIBOR plus 2.75%, at the Royal Bank U.S. base rate plus 1.75%, or in Canadian dollars at the Royal Bank prime rate plus 1.75%.  A standby fee of 0.6875% per annum is charged on the unused facility balance.  Additionally, Barnwell paid a fee of $31,000 in April 2011 to renew the facility.

In March 2011, Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, refinanced its real estate loan with a new lender.  The loan is a non-revolving seven year term loan with an interest rate that adjusts annually.  Principal and interest are paid monthly and are determined annually based on a loan amortization schedule.

Monthly payments of principal and interest are due on the first day of each month and will change as a result of a change in the interest rate, the sale of a house or the sale of a residential parcel.  The monthly payment for the first year, based on a seven-year amortization schedule, is approximately $169,000 and the interest rate for the first year is 3.67%.  After the first year, the interest rate will adjust for each of the remaining six 1-year periods of the loan term.  The interest rate will be the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  Kaupulehu 2007 paid a $32,000 fee to refinance the loan.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s four lots together with all improvements thereon.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1, a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1, and a maximum loan to value (“LTV”) ratio.  The lender may request updated appraisals no more frequently than annually.  If the appraised value results in an LTV of greater than 70% of the appraised value of the homes and 65% of the appraised value of the residential parcels, a further principal payment would be required.  As of September 30, 2011, we were in compliance with the loan covenants.

Oil and Natural Gas Capital Expenditures and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, increased $7,814,000 (142%) from $5,485,000 in fiscal 2010 to $13,299,000 in fiscal 2011.  During the year ended September 30, 2011, Barnwell participated in drilling 18 gross (4.4 net) wells, of which 16 gross (3.4 net) wells appear to be successful or are currently being evaluated.  Of the 2 dry holes, Barnwell expects to convert one gross (0.5 net) well into a water disposal well.  Of the 18 gross wells drilled in fiscal 2011, 9 are horizontal oil wells, 2 are vertical oil wells and 7 are gas wells.  Barnwell initiated 8 gross (3.6 net) of these wells during fiscal 2011.  Including revisions of previous estimates, Barnwell replaced 65% of oil production (including natural gas liquids) and 1% of natural gas production during fiscal 2011, as compared to 74% and 15%, respectively, during fiscal 2010.  Excluding revisions of previous estimates, Barnwell replaced 48% of oil production (including natural gas liquids) and 11% of natural gas production during fiscal 2011, as compared to 33% and 8%, respectively, during fiscal 2010.  Of the $13,299,000 total oil and natural gas properties investments for fiscal 2011, $1,455,000 (11%) was for acquisition of oil and natural gas leases, $2,253,000 (17%) was for exploration costs and $9,591,000 (72%) was for development of oil and natural gas properties.

The following table sets forth the gross and net numbers of oil and natural gas wells Barnwell participated in drilling for the last two fiscal years:

	2011		2010
	Gross	Net	Gross	Net

Exploratory oil and natural gas wells	1	0.5	1	0.5

Development oil and natural gas wells	17	3.9	22	2.3

Successful oil and natural gas wells	16	3.4	22	2.7

Unsuccessful oil and natural gas wells	2	1.0	1	0.1

Barnwell estimates that oil and natural gas capital expenditures for fiscal 2012 will range from $5,000,000 to $7,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

In October 2010, a subsidiary of the Company completed the acquisition of a cooperative apartment that the Company was leasing as its New York City office for $2,061,000, paid entirely in cash.  The apartment continues to be utilized as an office.

Other Considerations

We believe our capital resources such as current cash balances, future operating cash flows, land investment segment proceeds, residential home sales, and available credit will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest, and settle incentive compensation liabilities in cash, if necessary, in fiscal 2012.  However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sales are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the current level of borrowings under the facility upon the April 2012 review, and/or we fall short of our key financial debt covenants for our real estate loan and are required to repay a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash flows which in turn could have a material adverse effect on our operations, liquidity, cash flows, and financial condition.  As such, the near-term and longer-term outlook for sources of funds remains highly dependent on the factors noted above.

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

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnwell Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, cash flows, and equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii

December 13, 2011

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$9,834,000	$10,674,000
Restricted cash	-	218,000
Accounts receivable, net of allowance for doubtful accounts	5,760,000	6,535,000
Income taxes receivable	43,000	2,240,000
Prepaid expenses	298,000	400,000
Real estate held for sale	12,640,000	13,058,000
Other current assets	955,000	1,242,000

Total current assets	29,530,000	34,367,000

Investments	4,623,000	5,433,000

Property and equipment, net	54,619,000	50,088,000

Total assets	$88,772,000	$89,888,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,750,000	$1,442,000
Accrued capital expenditures	2,492,000	2,269,000
Accrued compensation	2,397,000	2,142,000
Payable to joint interest owners	1,012,000	1,265,000
Income taxes payable	199,000	1,072,000
Current portion of long-term debt	12,314,000	13,650,000
Other current liabilities	2,925,000	2,966,000

Total current liabilities	24,089,000	24,806,000

Long-term debt	11,400,000	12,350,000

Liability for retirement benefits	5,167,000	5,391,000

Asset retirement obligation	4,921,000	4,869,000

Deferred income taxes	4,481,000	3,864,000

Total liabilities	50,058,000	51,280,000

Commitments and contingencies

Equity:
Barnwell Industries, Inc. stockholders’ equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at September 30, 2011 and 2010	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	34,231,000	34,340,000
Accumulated other comprehensive income, net	290,000	49,000
Treasury stock, at cost:
167,900 shares at September 30, 2011 and 2010	(2,286,000)	(2,286,000)

Total Barnwell Industries, Inc. stockholders’ equity	37,747,000	37,615,000

Non-controlling interests	967,000	993,000

Total equity	38,714,000	38,608,000

Total liabilities and equity	$88,772,000	$89,888,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2011	2010
Revenues:
Oil and natural gas	$28,804,000	$27,556,000
Contract drilling	3,855,000	6,517,000
Sale of interest in leasehold land, net	1,245,000	3,347,000
Sale of development rights, net	2,497,000	2,497,000
Gas processing and other	2,059,000	1,955,000

	38,460,000	41,872,000

Costs and expenses:
Oil and natural gas operating	11,404,000	10,203,000
Contract drilling operating	3,882,000	5,600,000
General and administrative	9,025,000	8,331,000
Depletion, depreciation, and amortization	10,127,000	9,302,000
Reduction of carrying value of assets	1,228,000	2,149,000
Interest expense	1,088,000	1,225,000

	36,754,000	36,810,000

Earnings before income taxes	1,706,000	5,062,000

Income tax provision	1,501,000	765,000

Net earnings	205,000	4,297,000

Less: Net earnings attributable to non-controlling interests	314,000	457,000

Net (loss) earnings attributable to Barnwell Industries, Inc.	$(109,000)	$3,840,000

Basic net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.01)	$0.46

Diluted net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.01)	$0.46

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,273,848
Diluted	8,277,160	8,273,848

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended September 30,
	2011	2010

Net earnings	$205,000	$4,297,000
Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0	(446,000)	1,396,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	239,000	268,000
Net actuarial gains (losses) arising during the period, net of taxes of $0	448,000	(266,000)

Total other comprehensive income	241,000	1,398,000
Total comprehensive income	446,000	5,695,000
Less: Comprehensive income attributable to non-controlling interests	314,000	457,000

Comprehensive income attributable to Barnwell Industries, Inc.	$132,000	$5,238,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2011	2010
Cash flows from operating activities:
Net earnings	$205,000	$4,297,000
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion, and amortization	10,127,000	9,302,000
Reduction of carrying value of assets	1,228,000	2,149,000
Retirement benefits expense	718,000	802,000
Deferred income tax expense	675,000	978,000
Share-based compensation expense	404,000	72,000
Accretion of asset retirement obligation	341,000	312,000
Asset retirement obligation payments	(36,000)	(182,000)
Foreign exchange gain	(119,000)	-
Share-based compensation payments	(130,000)	-
Retirement plan contributions	(256,000)	(255,000)
Sale of interest in leasehold land, net	(1,245,000)	(3,347,000)
Sale of development rights, net	(2,497,000)	(2,497,000)
Additions to real estate held for sale	-	(44,000)
Increase (decrease) from changes in current assets and liabilities	3,848,000	(4,119,000)

Net cash provided by operating activities	13,263,000	7,468,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	2,497,000	2,497,000
Proceeds from sale of interest in leasehold land, net of fees paid	1,245,000	3,347,000
Proceeds from gas over bitumen royalty adjustments	98,000	124,000
Proceeds from sale of oil and natural gas properties	-	853,000
Return of capital distribution from joint venture	-	45,000
Capital expenditures	(15,313,000)	(5,055,000)

Net cash (used in) provided by investing activities	(11,473,000)	1,811,000

Cash flows from financing activities:
Repayments of long-term debt	(2,286,000)	(5,000,000)
Contributions from non-controlling interests	400,000	881,000
Proceeds from exercise of stock options	-	59,000
Payment of loan commitment fees	(63,000)	(104,000)
Distributions to non-controlling interests	(740,000)	(1,247,000)

Net cash used in financing activities	(2,689,000)	(5,411,000)

Effect of exchange rate changes on cash and cash equivalents	59,000	(73,000)

Net (decrease) increase in cash and cash equivalents	(840,000)	3,795,000

Cash and cash equivalents at beginning of year	10,674,000	6,879,000

Cash and cash equivalents at end of year	$9,834,000	$10,674,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended September 30, 2010 and 2011

Accumulated
		Additional		Other
Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity

Balance at September 30, 2009	8,240,160	$4,202,000	$1,227,000	$30,500,000	$(1,349,000)	$(2,262,000)	$ 902,000	$33,220,000
Exercise of stock options - 42,000 shares, net of 5,000 shares tendered and placed in treasury	37,000	21,000	62,000			(24,000)		59,000
Contributions from non-controlling interests							881,000	881,000
Distributions to non-controlling interests							(1,247,000)	(1,247,000)
Net earnings				3,840,000			457,000	4,297,000
Foreign currency translation adjustments, net of taxes of $0					1,396,000			1,396,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					268,000			268,000
Net actuarial losses arising during the period, net of taxes of $0					(266,000)			(266,000)
Balance at September 30, 2010	8,277,160	4,223,000	1,289,000	34,340,000	49,000	(2,286,000)	993,000	38,608,000
Contributions from non-controlling interests							400,000	400,000
Distributions to non-controlling interests							(740,000)	(740,000)
Net earnings (loss)				(109,000)			314,000	205,000
Foreign currency translation adjustments, net of taxes of $0					(446,000)			(446,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					239,000			239,000
Net actuarial gains arising during the period, net of taxes of $0					448,000			448,000
Balance at September 30, 2011	8,277,160	$4,223,000	$1,289,000	$34,231,000	$ 290,000	$(2,286,000)	$ 967,000	$38,714,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Barnwell is engaged in the following lines of business: 1) exploring for, developing, producing and selling oil and natural gas in Canada, 2) investing in land interests in Hawaii, 3) drilling wells and installing and repairing water pumping systems in Hawaii, and 4) developing homes for sale in Hawaii.  Barnwell’s oil and natural gas activities comprise its largest business segment.  Seventy-nine percent of Barnwell’s revenues and 86% of Barnwell’s capital expenditures for the fiscal year ended September 30, 2011 were attributable to its oil and natural gas activities.  Barnwell’s land investment segment revenues accounted for 10% of fiscal 2011 revenues; Barnwell’s contract drilling activities accounted for 10% of fiscal 2011 revenues; Barnwell’s residential real estate segment accounted for 0% of fiscal 2011 revenues; and other revenues comprised 1% of fiscal 2011 revenues.

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

Investment in Joint Ventures

Barnwell accounts for its investment in joint ventures under the cost method when Barnwell’s ownership interest is so minor as to have no influence over the operations and financial policies of the investee.

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

Oil and Natural Gas Properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized until such time as the aggregate of such costs net of accumulated depletion and oil and natural gas related deferred income taxes, on a country-by-country basis, equals the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum reserve engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed.  Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.  At September 30, 2011 and 2010, Barnwell had no investments in oil and natural gas development projects, proved or unproved, that were not being depleted.  General and administrative costs related to oil and natural gas operations are expensed as incurred.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

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

Retirement Plans

Barnwell accounts for its defined benefit pension plan, Supplemental Employee Retirement Plan, and postretirement medical insurance benefits plan by recognizing the over-funded or under-funded status of defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in its Consolidated Balance Sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income.  See further discussion at Note 9 below.

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

The effects of actual results differing from the above assumptions or revisions to actuarial assumptions could materially affect Barnwell’s financial condition and/or results of operations.  The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income. These unamortized gains and losses are amortized and reclassified to (loss) income over future periods.

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

Reconciliations between net (loss) earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net (loss) earnings per share computations for the years ended September 30, 2011 and 2010 are as follows:

	Year ended September 30, 2011
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(109,000)	8,277,160	$(0.01)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(109,000)	8,277,160	$(0.01)

	Year ended September 30, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$3,840,000	8,273,848	$0.46

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$3,840,000	8,273,848	$0.46

Potential dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potential dilutive shares are excluded from the computation of (loss) earnings per share if their effect is antidilutive.  Options to purchase 815,375 and 858,500 shares of common stock were excluded from the computation of diluted shares for fiscal years 2011 and 2010, respectively, as their inclusion would have been antidilutive.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in an equity account entitled “Accumulated other comprehensive income, net.”  Operating results of foreign subsidiaries are translated at average exchange rates during the period.  Realized foreign currency transaction gains or losses were inconsequential in fiscal 2011 and 2010.

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

2.         SHARE-BASED PAYMENTS

The Company’s share-based compensation expense and related income tax provision for the years ended September 30, 2011 and 2010 are as follows:

	Year ended September 30,
	2011	2010

Share-based compensation expense	$404,000	$72,000

Income tax effect	$-	$-

Share-based compensation expense recognized in (loss) earnings for the years ended September 30, 2011 and 2010 are reflected in “General and administrative” expenses in the Consolidated Statements of Operations.  There was no impact on income taxes for the years ended September 30, 2011 and 2010 due to a full valuation allowance on the related deferred tax asset.

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

2008 Equity Incentive Plan: The stockholder-approved 2008 Equity Incentive Plan (the “2008 Plan”) provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors.  800,000 shares of Barnwell common stock have been reserved for issuance and at September 30, 2011, a total of 677,500 share options have been granted under this plan.  Stock options grants include nonqualified stock options that have exercise prices equal to Barnwell’s stock price on the date of grant, vest annually over a service period of four years commencing one year from the date of grant and expire ten years from the date of grant.  The options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises under both the qualified plans and non-qualified plans when the optionee requests shares.

Equity-classified Awards

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the year ended September 30, 2011 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2010	60,000	$8.62
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at September 30, 2011	60,000	$8.62	3.2	$-

Exercisable at September 30, 2011	60,000	$8.62	3.2	$-

There was no share-based compensation expense for equity-classified awards in the years ended September 30, 2011 and 2010.

No equity options were exercised during the year ended September 30, 2011.  The total intrinsic value of equity options exercised during the year ended September 30, 2010 was $115,000.

Liability-classified Awards

Compensation cost for liability-classified awards is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.

No stock options were granted during fiscal 2011.  Barnwell granted stock options to acquire a total of 337,500 shares of Barnwell’s common stock under non-qualified plans during fiscal 2010.

As of September 30, 2011, there was $181,000 of total unrecognized compensation cost related to nonvested liability-classified share options.  That cost is expected to be recognized over 2.0 years.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the years ended September 30, 2011 and 2010:

	Year ended September 30,
	2011	2010
Expected volatility range	56.5% to 71.0%	48.4% to 64.3%
Weighted-average volatility	63.1%	52.8%
Expected dividends	0.0%	0.0%
Expected term (in years)	3.2 to 8.2	4.2 to 9.2
Risk-free interest rate	0.4% to 1.7%	1.0% to 2.5%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the year ended September 30, 2011 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2010	798,500	$8.18
Granted	-
Exercised	(43,125)	$4.32
Expired	-
Forfeited	-
Outstanding at September 30, 2011	755,375	$8.40	6.4	$-

Exercisable at September 30, 2011	431,000	$10.09	5.4	$-

Total share-based compensation expense for liability-classified awards for the years ended September 30, 2011 and 2010 was $404,000 and $72,000, respectively.  Included in share-based compensation for liability-classified awards for fiscal 2011 and 2010 was $253,000 and $288,000, respectively, of compensation expense related to shares that vested during each respective period and a $151,000 expense and a $216,000 benefit, respectively, primarily due to the impact of fluctuations in Barnwell’s stock price on previously vested shares in each respective period.

During the year ended September 30, 2011, the cash feature of 43,125 shares of non-qualified options was exercised.  The total intrinsic value of the liability-classified options exercised during fiscal 2011 was $130,000.  No liability-classified options were exercised during the year ended September 30, 2010.  There is no estimated tax benefit related to the options exercised during the year ended September 30, 2011 due to a full valuation allowance on the related deferred tax asset.

3.         ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $70,000 as of September 30, 2011 and 2010, respectively.  Included in accounts receivable are contract retainage balances of $324,000 and $260,000 as of September 30, 2011 and 2010, respectively.  The retainage balance as of September 30, 2011 is expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

Costs and estimated earnings on uncompleted contracts are as follows:

	September 30,
	2011	2010
Costs incurred on uncompleted contracts	$1,315,000	$6,127,000
Estimated earnings	169,000	923,000
	1,484,000	7,050,000
Less billings to date	1,403,000	6,840,000
	$81,000	$210,000

Costs and estimated earnings on uncompleted contracts are included in the Consolidated Balance Sheets as follows:

	September 30,
	2011	2010
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$444,000	$658,000
Billings in excess of costs and estimated earnings on uncompleted contracts (included in other current liabilities)	(363,000)	(448,000)
	$81,000	$210,000

4.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007 is a Hawaii limited liability limited partnership 80%-owned by Barnwell.  At September 30, 2011, Kaupulehu 2007 owns two luxury residences that are available for sale in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

During the year ended September 30, 2010, due to changes in fair values for real estate in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii, Barnwell recorded a $571,000 write-down of its real estate held for sale.  Barnwell recognized an additional impairment loss of $418,000 during the year ended September 30, 2011 primarily due to changes in fair values in the area of Kaupulehu 2007’s interests.

5.                                    INVESTMENTS

A summary of Barnwell’s investments at September 30, 2011 and 2010 is as follows:

	September 30,
	2011	2010

Investment in two residential parcels	$2,331,000	$3,020,000
Investment in joint ventures	1,754,000	1,875,000
Investment in land interests:
Leasehold land zoned conservation – Lot 4C	50,000	50,000
Lot acquisition rights – Mauka Lands	488,000	488,000
Total investments	$4,623,000	$5,433,000

Investment in two residential parcels

Kaupulehu 2007 owns two residential parcels in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

During the year ended September 30, 2010, due to changes in fair values for real estate in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii, Barnwell recorded a $1,578,000 write-down of its investment in residential parcels.  Barnwell recognized an additional impairment loss of $689,000 during the year ended September 30, 2011 primarily due to changes in fair values in the area of Kaupulehu 2007’s interests.

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

Kona Village Resort sustained considerable damage as a result of the March 11, 2011 tsunami generated by a 9.0-magnitude earthquake that took place off the coast of Japan and subsequently announced it would close indefinitely and lay off its employees.  As a result of the resort’s shutdown, Barnwell determined a write-off of its remaining investment in Kona Village Investors, LLC was necessary.  The write-off totaled $121,000 for the year ended September 30, 2011.  No reduction was necessary during the year ended September 30, 2010.

Kaupulehu Investors, LLC received a $45,000 cash distribution in March 2010 from Kona Village Investors, LLC, representing a return of capital.

Development rights

Kaupulehu Developments received its final development rights option payment in December 2010.  Revenues related to sales of development rights under option for the years ended September 30, 2011 and 2010 are summarized as follows:

	Year ended September 30,
	2011	2010
Sale of development rights under option:
Proceeds	$2,656,000	$2,656,000
Fees	(159,000)	(159,000)
Revenues – sale of development rights, net	$2,497,000	$2,497,000

All capitalized costs associated with Kaupulehu Developments’ development rights were expensed in previous years.

There are no remaining development rights options outstanding as of September 30, 2011.

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from WB and WBKD, entities not affiliated with Barnwell and its subsidiaries, resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by WB and WBKD in two increments (“Increment I” and “Increment II”).  Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II, which has not been developed, is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse and is currently planned for approximately 350-400 residential units.

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

WB sold three ocean front single-family lots in Increment I during the year ended September 30, 2011 and nine ocean front single-family lots during the year ended September 30, 2010.  As of September 30, 2011, 22 of the 23 ocean front lots and seven of the 15 ocean view lots in Phase I of Increment I have been sold.  Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I.  The Company cannot predict when WB will complete the single-family lots in Phase II of Increment I and be permitted to begin marketing them.

The following table summarizes the Increment I percentage of sales payment revenues received from WB for the years ended September 30, 2011 and 2010:

	Year ended September 30,
	2011	2010
Sale of interest in leasehold land:
Proceeds	$1,325,000	$3,560,000
Fees	(80,000)	(213,000)
Revenues – sale of interest in leasehold land, net	$1,245,000	$3,347,000

With respect to Increment II, which is not yet developed, Kaupulehu Developments is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots or units, ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement.  Furthermore, Kaupulehu Developments is entitled to receive up to $8,000,000 in additional payments after the members of WBKD have received distributions equal to the capital they invested in the project. Any future payments from WBKD under this agreement are contingent future profits which will be recognized when they are realized.

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

6.         PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

Barnwell’s property and equipment is detailed as follows:

			Accumulated
			Depletion,
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2011:
Land		$863,000	$-	$863,000
Oil and natural gas properties (full cost accounting)		224,852,000	(175,715,000)	49,137,000
Drilling rigs and equipment	3 – 10 years	7,020,000	(4,988,000)	2,032,000
Offices	40 years	2,420,000	(203,000)	2,217,000
Other property and equipment	3 – 17 years	3,881,000	(3,511,000)	370,000
Total		$239,036,000	$(184,417,000)	$54,619,000

			Accumulated
			Depletion,
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2010:
Land		$365,000	$-	$365,000
Oil and natural gas properties (full cost accounting)		214,249,000	(168,199,000)	46,050,000
Drilling rigs and equipment	3 – 10 years	6,855,000	(4,479,000)	2,376,000
Office	40 years	1,059,000	(145,000)	914,000
Other property and equipment	3 – 17 years	3,840,000	(3,457,000)	383,000
Total		$226,368,000	$(176,280,000)	$50,088,000

In October 2004, the Government of Alberta enacted amendments to the Natural Gas Royalty Regulation which provide a mechanism to reduce royalties for operators of natural gas wells which have been denied the right to produce by the Energy Resources Conservation Board as a result of government bitumen conservation policies.  If production recommences from zones previously ordered to be shut-in, Barnwell may pay an incremental royalty to the Crown on production from the reinstated pools, along with Alberta Gas Crown Royalties otherwise payable.  Barnwell received a total of $98,000 and $124,000 for wells shut-in in the Thornbury area in fiscal years 2011 and 2010, respectively.  It is Barnwell’s estimation that the subject Thornbury wells will not recommence production and the receipts are payments for deemed production by the Government of Alberta to Barnwell for condemnation of the wells and accordingly, were credited to oil and natural gas properties for book purposes.

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The following is a reconciliation of the asset retirement obligation for the years ended September 30, 2011 and 2010:

	Year ended September 30,
	2011	2010
Asset retirement obligation as of beginning of year	$4,869,000	$4,508,000
Obligations incurred on new wells drilled	123,000	93,000
Revision of estimated obligation	(330,000)	(48,000)
Accretion expense	341,000	312,000
Payments	(36,000)	(182,000)
Foreign currency translation adjustment	(46,000)	186,000
Asset retirement obligation as of end of year	$4,921,000	$4,869,000

7.         INCENTIVE COMPENSATION PLAN

Barnwell established an incentive compensation plan in fiscal 2002 to compensate certain Canadian oil and natural gas segment personnel.  The value of the plan is directly related to our oil and natural gas segment’s net income and the value of our oil and natural gas reserves discovered for projects developed by such personnel.  Barnwell recognized $41,000 and $96,000 of costs pursuant to this plan in fiscal 2011 and 2010, respectively.  Amounts accrued under this plan totaled $681,000 and $648,000 as of September 30, 2011 and 2010, respectively, and are reported under the caption “Accrued compensation” on the Consolidated Balance Sheets.

8.         LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of September 30, 2011 and 2010 is as follows:

	September 30,
	2011	2010
Canadian revolving credit facility	$12,000,000	$13,000,000
Real estate loan	11,714,000	13,000,000
	23,714,000	26,000,000
Less current portion	(12,314,000)	(13,650,000)
Total long-term debt	$11,400,000	$12,350,000

Canadian revolving credit facility

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or US$19,252,000 at the September 30, 2011 exchange rate.  Borrowings under this facility were US$12,000,000 and unused credit available under this facility was US$7,252,000 at September 30, 2011.  The interest rate on the facility at September 30, 2011 was 3.0%.

The facility is available in U.S. dollars at LIBOR plus 2.75%, at the Royal Bank U.S. base rate plus 1.75%, or in Canadian dollars at the Royal Bank prime rate plus 1.75%.  A standby fee of 0.6875% per annum is charged on the unused facility balance.  Additionally, in fiscal 2011, Barnwell paid a fee of $31,000 to renew the facility.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2012.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2012, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2012.  As such, one quarterly repayment of 5% would be due within one year of September 30, 2011 and accordingly, we have included $600,000, representing 5% of the outstanding loan balance at September 30, 2011, in the current portion of long-term debt.

Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan.  The facility is guaranteed by Barnwell and is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment.  No compensating bank balances are required for this facility.

Real estate loan

In March 2011, Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, refinanced its real estate loan with a new lender.  The loan is a non-revolving seven year term loan with an interest rate that adjusts annually.  Principal and interest are paid monthly and are determined annually based on a loan amortization schedule.

Monthly payments of principal and interest are due on the first day of each month and will change as a result of a change in the interest rate, the sale of a house or the sale of a residential parcel.  The monthly payment for the first year, based on a seven-year amortization schedule, is approximately $169,000 and the interest rate for the first year is 3.67%.  After the first year, the interest rate will adjust for each of the remaining six 1-year periods of the loan term.  The interest rate will be the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  Kaupulehu 2007 paid a $32,000 fee to refinance the loan.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s four lots together with all improvements thereon.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1, a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1, and a maximum loan to value (“LTV”) ratio.  The lender may request updated appraisals no more frequently than annually.  If the appraised value results in an LTV of greater than 70% of the appraised value of the homes and 65% of the appraised value of the residential parcels, a further principal payment would be required.  As of September 30, 2011, we were in compliance with the loan covenants.

Kaupulehu 2007 made scheduled monthly principal payments in May through September 2011, reducing the loan amount to $11,714,000 at September 30, 2011.  Both houses collateralizing the loan are currently available for sale, therefore, the entire $11,714,000 outstanding at September 30, 2011 under the term loan has been classified as a current liability.

Combined maturities

Combined maturities of borrowings under the Company’s two credit facilities are as follows based on the assumption that Kaupulehu 2007’s two homes are sold during fiscal 2012 and that Royal Bank of Canada does not renew our facility upon the next review in April 2012 and the facility is therefore converted to a term loan:

Fiscal year ending

2012	$12,314,000
2013	2,400,000
2014	9,000,000
2015	-
2016	-
Thereafter	-
Total	$23,714,000

9.                                    RETIREMENT PLANS

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

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2011	2010	2011	2010	2011	2010
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$ 6,959,000	$ 6,342,000	$ 1,195,000	$ 1,019,000	$ 1,365,000	$ 1,180,000
Service cost	298,000	298,000	45,000	44,000	12,000	15,000
Interest cost	311,000	322,000	58,000	54,000	51,000	64,000
Actuarial (gain) loss	(342,000)	180,000	18,000	83,000	(397,000)	106,000
Benefits paid	(174,000)	(178,000)	(6,000)	(5,000)	-	-
Administrative expenses paid	(7,000)	(5,000)	-	-	-	-
Benefit obligation at end of year	7,045,000	6,959,000	1,310,000	1,195,000	1,031,000	1,365,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	4,123,000	3,688,000	-	-	-	-
Actual return on plan assets	23,000	368,000	-	-	-	-
Employer contributions	250,000	250,000	6,000	5,000	-	-
Benefits paid	(174,000)	(178,000)	(6,000)	(5,000)	-	-
Administrative expenses paid	(8,000)	(5,000)	-	-	-	-
Fair value of plan assets at end of year	4,214,000	4,123,000	-	-	-	-
Funded status	$(2,831,000)	$(2,836,000)	$(1,310,000)	$(1,195,000)	$(1,031,000)	$(1,365,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2011	2010	2011	2010	2011	2010
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	$ -	$ -	$ -	$ -	$ -	$ -
Current liabilities	-	-	(5,000)	(5,000)	-	-
Noncurrent liabilities	(2,831,000)	(2,836,000)	(1,305,000)	(1,190,000)	(1,031,000)	(1,365,000)
Net amount	$(2,831,000)	$(2,836,000)	$(1,310,000)	$(1,195,000)	$(1,031,000)	$(1,365,000)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss (gain)	$ 2,765,000	$ 2,919,000	$ 434,000	$ 430,000	$ (191,000)	$ 201,000
Prior service cost (credit)	98,000	103,000	(93,000)	(89,000)	284,000	420,000
Accumulated other comprehensive loss	$ 2,863,000	$ 3,022,000	$ 341,000	$ 341,000	$ 93,000	$ 621,000

The following weighted-average assumptions were used to determine benefit obligations at September 30, 2011 and 2010:

	Pension		SERP		Postretirement Medical
	September 30,
	2011	2010	2011	2010	2011	2010
Assumptions used to determine the fiscal year-end benefit obligations:
Discount rate	4.75%	5.00%	4.75%	5.00%	4.75%	5.00%
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	N/A	N/A

Barnwell estimates that it will make approximately $650,000 in contributions to the pension plan during fiscal 2012.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2012 and expected payments under the SERP for fiscal 2012 are not significant.  Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

For the fiscal years ended September 30, 2011 and 2010, the following weighted-average assumptions were used to determine net periodic benefit cost for the fiscal years shown:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2011	2010	2011	2010	2011	2010
Assumptions used to determine the net periodic benefit cost:
Discount rate	5.00%	5.25%	5.00%	5.25%	5.00%	5.25%
Expected return on plan assets	7.00%	7.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	N/A	N/A

We select a discount rate by reference to yields available on the Citigroup Pension Liability Index at our balance sheet date.  The expected return on plan assets is primarily based on historical rates of return.

The components of net periodic benefit cost are as follows:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2011	2010	2011	2010	2011	2010
Net periodic benefit cost for the year:
Service cost	$ 298,000	$ 298,000	$ 45,000	$ 44,000	$ 12,000	$ 15,000
Interest cost	311,000	322,000	58,000	54,000	51,000	64,000
Expected return on plan assets	(296,000)	(264,000)	-	-	-	-
Amortization of prior service cost	5,000	5,000	4,000	5,000	136,000	136,000
Amortization of net actuarial loss (gain)	85,000	108,000	14,000	14,000	(5,000)	1,000
Net periodic benefit cost	$ 403,000	$ 469,000	$ 121,000	$ 117,000	$194,000	$216,000

The amounts that are estimated to be amortized from accumulated other comprehensive income into net periodic benefit cost in the next fiscal year are as follows:

			Postretirement
	Pension	SERP	Medical
Prior service cost (credit)	$5,000	$(1,000)	$136,000
Net actuarial loss (gain)	108,000	16,000	(11,000)
	$113,000	$15,000	$125,000

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged.  The accumulated benefit obligation for the pension plan was $5,284,000 and $4,876,000 at September 30, 2011 and 2010, respectively.  The accumulated benefit obligation for the SERP was $879,000 and $772,000 at September 30, 2011 and 2010, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2011 are as follows:

			Postretirement
	Pension	SERP	Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2012	$158,000	$5,000	$-
Fiscal year ending September 30, 2013	$147,000	$4,000	$-
Fiscal year ending September 30, 2014	$198,000	$4,000	$-
Fiscal year ending September 30, 2015	$187,000	$3,000	$-
Fiscal year ending September 30, 2016	$176,000	$3,000	$-
Fiscal years ending September 30, 2017 through 2021	$1,573,000	$176,000	$232,000

The following provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations for fiscal years ended September 30, 2011 and 2010.

	Year ended September 30,
	2011	2010
Health care cost trend rates assumed for next year	7.5%	8.0%
Ultimate cost trend rate	6.0%	6.0%
Year that the rate reaches the ultimate trend rate	2014	2014

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point (Decrease)
Effect on total service and interest cost components	$ 14,000	$ (11,000)
Effect on accumulated postretirement benefit obligations	$ 228,000	$ (179,000)

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

Barnwell’s investments in debt securities include corporate bonds, mortgage-backed securities, trust preferred securities and U.S. treasuries.  The Company’s investments in equity securities primarily include large, small, domestic, and international companies, as well as preferred stocks.  Plan assets include $8,000 of Barnwell’s stock at September 30, 2011.  We believe that there are no significant concentrations of risk within our plan assets as of September 30, 2011.

The Company’s year-end target allocation, by asset category, and the actual asset allocations at September 30, 2011 and 2010 were as follows:

	Target	September 30,
Asset Category	Allocation	2011	2010
Cash and other	0% - 30%	15%	3%
Debt securities	20% - 60%	16%	31%
Equity securities	30% - 70%	69%	66%

Actual investment allocations may vary from our target allocations from time to time due to prevailing market conditions.  Due to market turmoil in September 2011, management deferred the investment of a portion of cash into debt securities.  We periodically review our actual investment allocations and rebalance our investments to our target allocations as dictated by current and anticipated market conditions and required cash flows.

We categorize plan assets into three levels based upon the assumptions used to price the assets.  Level 1 provides the most reliable measure of fair value, whereas Level 3 requires significant management judgment in determining the fair value.  Equity securities are valued by obtaining quoted prices on recognized and highly liquid exchanges.  Debt securities are valued based upon the closing price reported in the active market in which the security is traded.  All of our plan assets are categorized as Level 1 assets, and as such, the actual market value is used to determine the fair value of assets.  The following table sets forth by level, within the fair value hierarchy, pension plan assets at their fair value as of September 30, 2011 and 2010:

		Fair Value Measurements Using:
	Carrying	Quoted	Significant
	Amount	Prices in	Other	Significant
	as of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash	$625,000	$625,000	$-	$-
U.S. government bonds	303,000	303,000	-	-
Corporate bonds	366,000	366,000	-	-
Preferred stocks	197,000	197,000	-	-
Equities	2,723,000	2,723,000	-	-

Total	$4,214,000	$4,214,000	$-	$-

		Fair Value Measurements Using:
	Carrying	Quoted	Significant
	Amount	Prices in	Other	Significant
	as of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash	$106,000	$106,000	$-	$-
U.S. government bonds	430,000	430,000	-	-
Corporate bonds	867,000	867,000	-	-
Preferred stocks	253,000	253,000	-	-
Equities	2,467,000	2,467,000	-	-

Total	$4,123,000	$4,123,000	$-	$-

10.       TAXES ON INCOME

The components of earnings before income taxes, after adjusting earnings for non-controlling interests, are as follows:

	Year ended September 30,
	2011	2010
Earnings (loss) before income taxes in:
United States	$(4,148,000)	$(1,845,000)
Canada	5,540,000	6,450,000
	$1,392,000	$4,605,000

The components of the income tax provision related to the above earnings are as follows:

	Year ended September 30,
	2011	2010
Current provision (benefit):
United States – Federal	$-	$(1,465,000)
United States – State	18,000	73,000
	18,000	(1,392,000)
Canadian	808,000	1,179,000
Total current	826,000	(213,000)

Deferred provision:
United States	84,000	191,000
Canadian	591,000	787,000
Total deferred	675,000	978,000
	$1,501,000	$765,000

Barnwell’s effective consolidated income tax rate for fiscal 2011, after adjusting earnings before income taxes for non-controlling interests, was 108%, as compared to 17% for fiscal 2010.

Included in the income tax provision for fiscal 2011 is the impact of Canadian income taxes that are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes.  Partially offsetting the expense was a $257,000 benefit from the lapsing of the statute of limitations for a portion of uncertain tax positions related to Canadian income taxes.

Included in the income tax provision for fiscal 2010 is a $1,465,000 income tax benefit from the reversal of the valuation allowance on U.S. federal income tax losses due to a change in tax law enacted in November 2009 which expanded the number of years Barnwell can carry back such losses.  There was no such benefit in fiscal 2011.  Partially offsetting this benefit was the impact of the portion of Canadian income taxes that are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes.

A reconciliation between the reported income tax provision and the amount computed by multiplying the earnings attributable to Barnwell before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2011	2010
Tax expense computed by applying statutory rate	$487,000	$1,612,000
Increase (decrease) in the valuation allowance	928,000	(1,189,000)
Additional effect of the foreign tax provision on the total tax provision	390,000	482,000
State income taxes	18,000	73,000
Uncertain tax positions – lapses of statute	(257,000)	-
Other	(65,000)	(213,000)
	$1,501,000	$765,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at September 30, 2011 and 2010 are as follows:

	September 30,
	2011	2010
Deferred income tax assets:
U.S. tax effect of deferred Canadian taxes	$1,323,000	$1,144,000
Foreign tax credit carryover	1,656,000	691,000
Alternative minimum tax credit carryover	460,000	460,000
U.S. federal net operating loss carryover	79,000	-
Tax basis of investment in land and residential real estate in excess of book basis	1,383,000	1,186,000
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	4,655,000	5,471,000
Liabilities accrued for books but not for tax under U.S. tax law	4,242,000	4,208,000
Liabilities accrued for books but not for tax under Canadian tax law	1,616,000	1,601,000
Other	1,177,000	979,000
Total gross deferred tax assets	16,591,000	15,740,000
Less valuation allowance	(14,975,000)	(14,131,000)
Net deferred income tax assets	1,616,000	1,609,000

Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(5,508,000)	(4,965,000)
Other	(392,000)	(316,000)
Total deferred income tax liabilities	(5,900,000)	(5,281,000)

Net deferred income tax liability	$(4,284,000)	$(3,672,000)

Net deferred income tax liability is included in the Consolidated Balance Sheets as follows:

	September 30,
	2011	2010
Current deferred income tax asset (included in other current assets)	$197,000	$192,000
Deferred income tax liability	(4,481,000)	(3,864,000)

Net deferred income tax liability	$(4,284,000)	$(3,672,000)

The total valuation allowance increased $844,000 for the year ended September 30, 2011.  The increase was due primarily to increases in the valuation allowances for foreign tax credit carryovers which are not more likely than not to have a future tax benefit.  Of the total increase in the valuation allowance for fiscal 2011, $928,000 was recognized as income tax expense and $84,000 was credited to accumulated other comprehensive income (loss).

Net deferred tax assets at September 30, 2011 of $1,616,000 consists primarily of Canadian deferred tax assets related to liabilities accrued for book purposes but not for tax purposes that are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings.

At September 30, 2011, Barnwell had foreign tax credit carryovers, alternative minimum tax credit carryovers, and federal net operating loss carryovers totaling $1,656,000, $460,000 and $233,000, respectively.  All three items were fully offset by valuation allowances at September 30, 2011.  The foreign tax credit carryovers expire in fiscal years 2013-2021.

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

Below are the changes in uncertain tax positions for the years ended September 30, 2011 and 2010.

			Total
			Unrecognized
	Tax Positions	Accrued	Tax
	Taken	Interest	Benefits
Balance as of September 30, 2009	$1,231,000	$375,000	$1,606,000
Effect of tax positions taken in prior years	129,000	32,000	161,000
Settlements	(364,000)	(109,000)	(473,000)
Lapse of statute	(71,000)	(57,000)	(128,000)
Translation adjustments	55,000	16,000	71,000

Balance as of September 30, 2010	980,000	257,000	1,237,000
Effect of tax positions taken in prior years	11,000	(4,000)	7,000
Settlements	(172,000)	(67,000)	(239,000)
Lapses of statute	(155,000)	(102,000)	(257,000)
Translation adjustments	7,000	6,000	13,000

Balance as of September 30, 2011	$671,000	$90,000	$761,000

The total amount of unrecognized tax benefits at September 30, 2011 that, if recognized, would impact the effective tax rate was $761,000.

Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease within the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of September 30, 2011.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2011:

Jurisdiction	Fiscal Years Open
U.S. federal	2006, 2008 – 2010
Various U.S. states	2008 – 2010
Canada federal	2004 – 2010
Various Canadian provinces	2004 – 2010

11.       REDUCTION OF CARRYING VALUE OF ASSETS

During fiscal years 2011 and 2010, Barnwell reduced the carrying value of certain assets.  A breakdown of the reduction of the carrying value of assets as reported in the Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2011	2010
Investment in residential parcels	$689,000	$1,578,000
Real estate held for sale	418,000	571,000
Investment in joint ventures	121,000	-

Total reduction of carrying value of assets	$1,228,000	$2,149,000

During the year ended September 30, 2010, due to changes in fair values for real estate in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii, Barnwell recorded write-downs of $1,578,000 and $571,000 for its investment in residential parcels and real estate held for sale, respectively.  Barnwell recognized additional impairment losses of $689,000 and $418,000 during the year ended September 30, 2011 for its investment in residential parcels and real estate held for sale, respectively, primarily due to changes in fair values in the area of Kaupulehu 2007’s interests.

Kona Village Resort sustained considerable damage as a result of the March 11, 2011 tsunami generated by a 9.0-magnitude earthquake that took place off the coast of Japan and subsequently announced it would close indefinitely and lay off its employees.  As a result of the resort’s shutdown, Barnwell determined a write-off of its remaining investment in Kona Village Investors, LLC was necessary.  The write-off totaled $121,000 for the year ended September 30, 2011.  No reduction was necessary during the year ended September 30, 2010.

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

	Year ended September 30,
	2011	2010
Revenues:
Oil and natural gas	$30,228,000	$28,879,000
Land investment	3,742,000	5,844,000
Contract drilling	3,855,000	6,517,000
Other	596,000	611,000

Total before interest income	38,421,000	41,851,000
Interest income	39,000	21,000

Total revenues	$38,460,000	$41,872,000

Depletion, depreciation, and amortization:
Oil and natural gas	$9,469,000	$8,735,000
Contract drilling	560,000	480,000
Other	98,000	87,000

Total depletion, depreciation, and amortization	$10,127,000	$9,302,000

Reduction of carrying value of assets:
Land investment	$689,000	$1,578,000
Residential real estate	418,000	571,000
Other	121,000	-

Total reduction of carrying value of assets	$1,228,000	$2,149,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$9,355,000	$9,941,000
Land investment	3,053,000	4,266,000
Contract drilling	(587,000)	437,000
Residential real estate	(418,000)	(571,000)
Other	377,000	524,000

Total operating profit	11,780,000	14,597,000

General and administrative expenses	(9,025,000)	(8,331,000)
Interest expense	(1,088,000)	(1,225,000)
Interest income	39,000	21,000

Earnings before income taxes	$1,706,000	$5,062,000

Capital Expenditures:

	Year ended September 30,
	2011	2010
Oil and natural gas	$13,299,000	$5,485,000
Contract drilling	186,000	1,027,000
Other	1,919,000	220,000

Total	$15,404,000	$6,732,000

Assets By Segment:

	September 30,
	2011		2010
Oil and natural gas (1)	$54,454,000	62%	$52,021,000	58%
Land investment (2)	2,869,000	3%	3,558,000	4%
Contract drilling (2)	3,660,000	4%	4,514,000	5%
Residential real estate (2)	12,640,000	14%	13,058,000	15%
Other:
Cash, cash equivalents and restricted cash	9,834,000	11%	10,892,000	12%
Corporate and other	5,315,000	6%	5,845,000	6%

Total	$88,772,000	100%	$89,888,000	100%

(1)   Primarily located in the province of Alberta, Canada.

(2)   Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2011		2010
United States	$9,911,000	17%	$9,268,000	17%
Canada	49,331,000	83%	46,253,000	83%

Total	$59,242,000	100%	$55,521,000	100%

Revenue By Geographic Area:

	Year ended September 30,
	2011	2010
United States	$7,640,000	$12,413,000
Canada	30,781,000	29,438,000

Total (excluding interest income)	$38,421,000	$41,851,000

13.       ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of taxes, are as follows:

	September 30,
	2011	2010
Foreign currency translation	$3,093,000	$3,539,000
Retirement plans liability	(2,803,000)	(3,490,000)

Accumulated other comprehensive income	$290,000	$49,000

14.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued current liabilities and payables to joint interest owners approximate their fair values due to the short-term nature of the instruments.  The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

15.       FAIR VALUE MEASUREMENTS

Barnwell does not have any assets and liabilities that are required to be remeasured on a recurring basis.

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  The following table provides carrying value and fair value measurement information for nonrecurring fair value measurements recorded during the years ended September 30, 2011 and 2010:

		Fair Value Measurements Using*:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the
	September 30,	Markets	Inputs	Inputs	year ended
	2011	(Level 1)	(Level 2)	(Level 3)	September 30, 2011
Investment in residential parcels	$ 2,331,000	$ -	$2,331,000	$-	$ 689,000
Real estate held for sale	$ 12,640,000	$ -	$12,640,000	$-	$ 418,000
Investment in joint ventures	$ 1,754,000	$ -	$-	$1,754,000	$ 121,000

Fair Value Measurements Using*:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the
	September 30,	Markets	Inputs	Inputs	year ended
	2010	(Level 1)	(Level 2)	(Level 3)	September 30, 2010
Investment in residential parcels	$ 3,020,000	$ -	$ 3,020,000	$ -	$ 1,578,000
Real estate held for sale	$ 13,058,000	$ -	$ 13,058,000	$ -	$ 571,000

*            The fair values included in the tables above represent only those assets whose carrying values were adjusted to fair value in each respective period.

In determining the fair value of Barnwell’s investment in residential parcels and real estate held for sale, prices for comparable sales transactions were used by an independent real estate consulting and appraisal firm to estimate fair value.  Such fair value measurements have been classified as Level 2 valuations.

See Note 11 for further information regarding the reduction of carrying value of Barnwell’s investments.

Barnwell estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities.  Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.  Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements.  See Note 6 for further information regarding changes in the asset retirement obligation liability.

16.       COMMITMENTS AND CONTINGENCIES

Barnwell has several non-cancelable operating leases for office space and leasehold land.  Rental expense was $504,000 in 2011 and $629,000 in 2010.  Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows: 2012 - $521,000, 2013 - $522,000, 2014 - $462,000, 2015 - $167,000, 2016 - $167,000 and thereafter through 2026 an aggregate of $363,000.  The lease payments for land were subject to renegotiation as of January 1, 2006.  Per the lease agreement, the lease payments will remain unchanged pending an appraisal, whereupon the lease rent could be adjusted to fair market value.  Barnwell does not know the amount of the new lease payments which could be effective upon performance of the appraisal; they may remain unchanged or increase, and Barnwell currently expects the adjustment, if any, to not be material.  The future rental payment disclosures above assume the minimum lease payments for land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

Barnwell is obligated to pay Nearco, Inc. (“Nearco”) 2% of Kaupulehu Developments’ gross receipts from real estate transactions, and Cambridge Hawaii Limited Partnership, a 49.9% partner of Kaupulehu Developments in which Barnwell has a 55.2% interest, is obligated to pay Nearco 4% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.

In conjunction with the closing of the Increment II transaction in fiscal 2006, Kaupulehu Developments entered into an agreement to pay its external real estate legal counsel 1.5% of all Increment II percentage of sales payments received by Kaupulehu Developments for services provided by its external real estate legal counsel in the negotiation and closing of the Increment II transaction.  No amounts were paid pursuant to this arrangement in fiscal years 2011 or 2010.

Kaupulehu 2007 has agreements with Kaupulehu 2007’s project manager and with the independent building contractor that constructed the two luxury homes for Kaupulehu 2007.  A significant provision of the agreements is that both the project manager and independent building contractor are each entitled to receive 20% of the sales profit, as calculated based on actual acquisition, construction, carrying and financing costs, upon the sale of each of the two homes constructed by Kaupulehu 2007.

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

17.       CONCENTRATIONS OF CREDIT RISK

Our oil and natural gas segment’s primary concentration of credit risk is associated with four individually significant customers, Shell Trading Canada, ProGas Limited, Glencoe Resources Ltd. and Entegral Energy Marketing Inc.  At September 30, 2011, these customers accounted for 37%, 18%, 13% and 15%, respectively, or in aggregate $1,591,000, of our oil and natural gas accounts receivables.  No other customer accounted for more than 10% of our oil and natural gas accounts receivables.

At September 30, 2011, Barnwell’s contract drilling subsidiary had accounts receivables from federal, state of Hawaii and county entities totaling $529,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, state of Hawaii, county and private entities.

Management does not believe significant credit risk related to these trade receivables exists at September 30, 2011 based on prior historical experience.

18.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2011	2010
Increase (decrease) from changes in:
Receivables	$2,894,000	$(3,975,000)
Other current assets	656,000	421,000
Accounts payable	1,378,000	(2,002,000)
Accrued compensation	(7,000)	62,000
Other current liabilities	(1,073,000)	1,375,000

Increase (decrease) from changes in current assets and liabilities	$3,848,000	$(4,119,000)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$996,000	$1,098,000
Income taxes	$1,774,000	$953,000

Supplemental disclosure of non-cash investing and financing activities:
Long-term debt borrowings refinanced	$12,500,000	$-

During the year ended September 30, 2010, 12,300 stock options were exercised by tendering 5,000 shares of Barnwell stock at a market value of $4.84 per share, resulting in a $6,000 increase in common stock, an $18,000 increase in additional paid-in capital and a $24,000 increase in treasury stock.

Capital expenditure accruals related to oil and natural gas exploration and development increased $298,000 and $1,631,000 during the years ended September 30, 2011 and 2010, respectively.  Additionally, during the years ended September 30, 2011 and 2010, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $207,000 and increased $46,000, respectively.

19.       SUBSEQUENT EVENTS

There were no material subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

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

(A)                            Oil and Natural Gas Reserves

The following table summarizes changes in the estimates of Barnwell’s net interests in total proved developed reserves of oil and natural gas liquids and natural gas, which are all in Canada.  The Company has no proved undeveloped reserves.  All of the information regarding reserves in this Form 10-K is derived from the report of our independent petroleum reserve engineers, InSite, and is included as an Exhibit to this Form 10-K.

	OIL & NGL	GAS	Total
	(Bbls)	(Mcf)	(Boe)
Proved reserves:
Balance at September 30, 2009	1,334,000	20,610,000	4,887,000

Revisions of previous estimates	100,000	256,000	144,000
Extensions, discoveries and other additions	81,000	246,000	124,000
Less production	(243,000)	(3,245,000)	(802,000)
Balance at September 30, 2010	1,272,000	17,867,000	4,353,000

Revisions of previous estimates	42,000	(298,000)	(10,000)
Extensions, discoveries and other additions	120,000	324,000	176,000
Less production	(250,000)	(2,950,000)	(759,000)
Balance at September 30, 2011	1,184,000	14,943,000	3,760,000

(B)                             Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, which were being depleted in all years, are summarized as follows:

	September 30,
	2011	2010
Proved properties	$220,362,000	$210,679,000
Unproved properties	4,490,000	3,570,000
Total capitalized costs	224,852,000	214,249,000
Accumulated depletion and depreciation	175,715,000	168,199,000
Net capitalized costs	$49,137,000	$46,050,000

(C)                           Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2011	2010
Acquisition of properties:
Unproved	$1,455,000	$380,000
Proved	-	-

Exploration costs	2,253,000	1,288,000

Development costs	9,591,000	3,817,000

Total	$13,299,000	$5,485,000

(D)                           Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30,
	2011	2010
Gross revenues	$36,008,000	$34,762,000
Royalties, net of credit	7,204,000	7,206,000
Net revenues	28,804,000	27,556,000
Production costs	11,404,000	10,203,000
Depletion	9,469,000	8,735,000
Pre-tax results of operations*	7,931,000	8,618,000
Estimated income tax expense	(2,459,000)	(2,758,000)
Results of operations*	$5,472,000	$5,860,000

*            Before general and administrative expenses, interest expense, and foreign exchange gains and losses.

(E)                            Standardized Measure, Including Year-to-Year Changes Therein, of Estimated Discounted Future Net Cash Flows

The following tables utilize reserve and production data estimated by independent petroleum reserve engineers.  The information may be useful for certain comparison purposes but should not be solely relied upon in evaluating Barnwell or its performance.  Moreover, the projections should not be construed as realistic estimates of future cash flows, nor should the standardized measure be viewed as representing current value.

The estimated future cash flows at September 30, 2011 and 2010 were based on weighted average sales prices, based upon the average of the price in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995.  The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions.  The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2011 and 2010 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	September 30,
	2011	2010
Future cash inflows	$142,198,000	$152,591,000
Future production costs	(61,271,000)	(66,856,000)
Future development costs	(2,428,000)	(2,883,000)
Future income tax expenses	(13,839,000)	(15,551,000)
Future net cash flows	64,660,000	67,301,000
10% annual discount for timing of cash flows	(16,101,000)	(17,675,000)
Standardized measure of discounted future net cash flows(1)	$48,559,000	$49,626,000

(1)    Based on natural gas prices of $3.65 and $3.90 per Mcf, and oil prices of $82.04 and $71.68 per Bbl, for 2011 and 2010, respectively.

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2011	2010
Beginning of year	$49,626,000	$50,241,000
Sales of oil and natural gas produced, net of production costs	(17,400,000)	(17,353,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	2,461,000	3,830,000
Extensions and discoveries	4,407,000	3,532,000
Revisions of previous quantity estimates	2,030,000	1,009,000
Net change in income taxes	479,000	(1,108,000)
Accretion of discount	4,919,000	5,231,000
Other - changes in the timing of future production and other	1,578,000	2,388,000
Other - net change in Canadian dollar translation rate	459,000	1,856,000
Net change	(1,067,000)	(615,000)
End of year	$48,559,000	$49,626,000

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

As of September 30, 2011, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2011 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                           OTHER INFORMATION

None.

PART III

ITEM 10.                              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2012 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2011, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer.  This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                              EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2012 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2011, which proxy statement is incorporated herein by reference.

ITEM 12.                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2012 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2011, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under all of Barnwell’s existing equity compensation plans as of September 30, 2011:

	(a)	(b)	(c)
	Number of	Weighted-	Number of securities
	securities	average	remaining available
	to be issued	price of	for future issuance
	upon exercise	outstanding	under equity
	of outstanding	options,	compensation plans
	options, warrants	warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	815,375	$8.41	122,500
Equity compensation plans not approved by security holders	-	-	-
Total	815,375	$8.41	122,500

ITEM 13.                              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2012 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2011, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2012 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2011, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)     Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2011 and 2010

Consolidated Statements of Operations – for the years ended September 30, 2011 and 2010

Consolidated Statements of Comprehensive Income –

for the years ended September 30, 2011 and 2010

Consolidated Statements of Cash Flows – for the years ended September 30, 2011 and 2010

Consolidated Statements of Equity – for the years ended September 30, 2011 and 2010

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)     Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share.(3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989).(4)

10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)

10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)

10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC.(6)

10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004.(7)

10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC.(8)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BARNWELL INDUSTRIES, INC.

(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Date:	December 13, 2011

SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton H. Kinzler	/s/ Russell M. Gifford
Morton H. Kinzler Chief Executive Officer and Chairman of the Board Date: December 13, 2011	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director Date: December 13, 2011

/s/ Alexander C. Kinzler
Alexander C. Kinzler President, Chief Operating Officer, General Counsel and Director Date: December 13, 2011

/s/ Martin Anderson	/s/ Murray C. Gardner
Martin Anderson, Director Date: December 13, 2011	Murray C. Gardner, Director Date: December 13, 2011

/s/ Ahron H. Haspel	/s/ Robert J. Inglima, Jr.
Ahron H. Haspel, Director Date: December 13, 2011	Robert J. Inglima, Jr., Director Date: December 13, 2011

/s/ Diane G. Kranz	/s/ Kevin K. Takata
Diane G. Kranz, Director Date: December 13, 2011	Kevin K. Takata, Director Date: December 13, 2011

INDEX TO EXHIBITS

Exhibit Number		Description

3.1		Certificate of Incorporation(1)

3.2		Amended and Restated By-Laws(2)

4.0		Form of the Registrant’s certificate of common stock, par value $.50 per share.(3)

10.1		The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989).(4)

10.2		Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)

10.3		KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments.(5)

10.4		Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC.(6)

10.5		Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004.(7)

10.6		Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC.(8)

21		List of Subsidiaries.

23.1		Consent of KPMG LLP.

23.2		Consent of InSite Petroleum Consultants Ltd.

31.1		Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101	.INS	XBRL Instance Document

101	.SCH	XBRL Taxonomy Extension Schema Document

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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