Form 10-Q
period 2011-12-31
BARNWELL INDUSTRIES INC
filed 2012-02-10
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                ☐ Yes     ☒ No

As of February 7, 2012 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,319,000	$9,834,000
Accounts receivable, net of allowance for doubtful accounts of:
$71,000 at December 31, 2011; $70,000 at September 30, 2011	4,293,000	5,760,000
Income taxes receivable	43,000	43,000
Prepaid expenses	502,000	298,000
Real estate held for sale	12,640,000	12,640,000
Other current assets	866,000	955,000

Total current assets	27,663,000	29,530,000

Investments	4,623,000	4,623,000

Property and equipment	245,536,000	239,036,000
Accumulated depletion, depreciation, and amortization	(190,853,000)	(184,417,000)
Property and equipment, net	54,683,000	54,619,000

Total assets	$86,969,000	$88,772,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,859,000	$2,750,000
Accrued capital expenditures	2,216,000	2,492,000
Accrued compensation	1,474,000	2,397,000
Payable to joint interest owners	556,000	1,012,000
Income taxes payable	534,000	199,000
Current portion of long-term debt	12,647,000	12,314,000
Other current liabilities	2,490,000	2,925,000

Total current liabilities	22,776,000	24,089,000

Long-term debt	10,800,000	11,400,000

Liability for retirement benefits	4,612,000	5,167,000

Asset retirement obligation	5,032,000	4,921,000

Deferred income taxes	4,409,000	4,481,000

Total liabilities	47,629,000	50,058,000

Equity:
Barnwell Industries, Inc. stockholders’ equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at December 31, 2011 and September 30, 2011	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	33,949,000	34,231,000
Accumulated other comprehensive income, net	1,136,000	290,000
Treasury stock, at cost:
167,900 shares at December 31, 2011 and September 30, 2011	(2,286,000)	(2,286,000)

Total Barnwell Industries, Inc. stockholders’ equity	38,311,000	37,747,000
Non-controlling interests	1,029,000	967,000

Total equity	39,340,000	38,714,000

Total liabilities and equity	$86,969,000	$88,772,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2011	2010
Revenues:
Oil and natural gas	$7,789,000	$6,598,000
Contract drilling	425,000	1,569,000
Sale of interest in leasehold land, net	-	564,000
Sale of development rights, net	-	2,497,000
Gas processing and other	288,000	91,000

	8,502,000	11,319,000
Costs and expenses:
Oil and natural gas operating	2,741,000	2,719,000
Contract drilling operating	637,000	1,367,000
General and administrative	1,846,000	2,314,000
Depletion, depreciation, and amortization	2,909,000	2,430,000
Interest expense	219,000	308,000

	8,352,000	9,138,000

Earnings before income taxes	150,000	2,181,000

Income tax provision	490,000	486,000

Net (loss) earnings	(340,000)	1,695,000

Less: Net (loss) earnings attributable to non-controlling interests	(58,000)	610,000

Net (loss) earnings attributable to Barnwell Industries, Inc.	$(282,000)	$1,085,000

Basic net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.03)	$0.13

Diluted net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.03)	$0.13

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160
Diluted	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended
	December 31,
	2011	2010

Net (loss) earnings	$(340,000)	$1,695,000

Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0	781,000	1,301,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	65,000	63,000

Total other comprehensive income	846,000	1,364,000

Total comprehensive income	506,000	3,059,000

Less: Comprehensive (loss) income attributable to non-controlling interests	(58,000)	610,000

Comprehensive income attributable to Barnwell Industries, Inc.	$564,000	$2,449,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net (loss) earnings	$(340,000)	$1,695,000
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depletion, depreciation, and amortization	2,909,000	2,430,000
Retirement benefits expense	182,000	188,000
Accretion of asset retirement obligation	86,000	81,000
Gain on sale of drilling equipment	(40,000)	-
Deferred income tax (benefit) expense	(68,000)	131,000
Asset retirement obligation payments	(109,000)	(10,000)
Share-based compensation (benefit) expense	(295,000)	240,000
Retirement plan contributions	(672,000)	(252,000)
Sale of interest in leasehold land, net	-	(564,000)
Sale of development rights, net	-	(2,497,000)
Increase from changes in current assets and liabilities	150,000	1,885,000

Net cash provided by operating activities	1,803,000	3,327,000

Cash flows from investing activities:
Proceeds from sale of development rights	-	2,656,000
Proceeds from sale of interest in leasehold land, net of fees paid	-	564,000
Proceeds from sale of drilling equipment	59,000	-
Proceeds from gas over bitumen royalty adjustments	15,000	17,000
Capital expenditures - oil and natural gas	(2,249,000)	(3,016,000)
Capital expenditures - all other	(6,000)	(1,860,000)

Net cash used in investing activities	(2,181,000)	(1,639,000)

Cash flows from financing activities:
Repayments of long-term debt	(267,000)	(500,000)
Contributions from non-controlling interests	120,000	240,000
Distributions to non-controlling interests	-	(100,000)

Net cash used in financing activities	(147,000)	(360,000)

Effect of exchange rate changes on cash and cash equivalents	10,000	69,000

Net (decrease) increase in cash and cash equivalents	(515,000)	1,397,000
Cash and cash equivalents at beginning of period	9,834,000	10,674,000

Cash and cash equivalents at end of period	$9,319,000	$12,071,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended December 31, 2011 and 2010

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at September 30, 2010	8,277,160	$4,223,000	$1,289,000	$34,340,000	$49,000	$(2,286,000)	$993,000	$38,608,000
Contributions from non-controlling interests							240,000	240,000
Distributions to non-controlling interests							(100,000)	(100,000)
Net earnings				1,085,000			610,000	1,695,000
Foreign currency translation adjustments, net of taxes of $0					1,301,000			1,301,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					63,000			63,000
Balance at December 31, 2010	8,277,160	$4,223,000	$1,289,000	$35,425,000	$1,413,000	$(2,286,000)	$1,743,000	$41,807,000

Balance at September 30, 2011	8,277,160	$4,223,000	$1,289,000	$34,231,000	$290,000	$(2,286,000)	$967,000	$38,714,000
Contributions from non-controlling interests							120,000	120,000
Net loss				(282,000)			(58,000)	(340,000)
Foreign currency translation adjustments, net of taxes of $0					781,000			781,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					65,000			65,000
Balance at December 31, 2011	8,277,160	$4,223,000	$1,289,000	$33,949,000	$1,136,000	$(2,286,000)	$1,029,000	$39,340,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2011 Annual Report on Form 10-K.  The Condensed Consolidated Balance Sheet as of September 30, 2011 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2011, results of operations, comprehensive income, cash flows and equity for the three months ended December 31, 2011 and 2010, have been made.  The results of operations for the period ended December 31, 2011 are not necessarily indicative of the operating results for the full year.

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

Reconciliations between net (loss) earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net (loss) earnings per share computations for the three months ended December 31, 2011 and 2010 are as follows:

	Three months ended December 31, 2011
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(282,000)	8,277,160	$(0.03)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(282,000)	8,277,160	$(0.03)

	Three months ended December 31, 2010
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$1,085,000	8,277,160	$0.13

Effect of dilutive securities - common stock options	-	-

Diluted net earnings per share	$1,085,000	8,277,160	$0.13

Potentially dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potentially dilutive shares are excluded from the computation of (loss) earnings per share if their effect is antidilutive.  Options to purchase 815,375 and 858,500 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2011 and 2010, respectively, as their inclusion would have been antidilutive.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation (benefit) expense and related income tax effects for the three months ended December 31, 2011 and 2010 are as follows:

	Three months ended
	December 31,
	2011	2010

Share-based compensation (benefit) expense	$(295,000)	$240,000

Income tax effect	$-	$-

Share-based compensation (benefit) expense recognized in (loss) earnings for the three months ended December 31, 2011 and 2010 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  There was no impact on income taxes for the three months ended December 31, 2011 and 2010 due to a full valuation allowance on the related deferred tax asset.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options as of the beginning and end of the three months ended December 31, 2011 is presented below:

Three months ended December 31, 2011
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2011	60,000	$8.62
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at December 31, 2011	60,000	$8.62	2.9	$-

Exercisable at December 31, 2011	60,000	$8.62	2.9	$-

There was no share-based compensation expense for equity-classified awards in the three months ended December 31, 2011 and 2010.

Liability-classified Awards

As of December 31, 2011, there was $94,000 of total unrecognized compensation cost related to nonvested liability-classified share options.  That cost is expected to be recognized over 1.8 years.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding during the three months ended December 31, 2011 and 2010:

	Three months ended December 31,
	2011	2010

Expected volatility range	57.8% to 64.1%	49.5% to 65.4%
Weighted-average volatility	60.9%	54.7%
Expected dividends	0.0%	0.0%
Expected term (in years)	2.9 to 8.0	3.9 to 9.0
Risk-free interest rate	0.4% to 1.4%	1.5% to 3.0%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options as of the beginning and end of the three months ended December 31, 2011 is presented below:

Three months ended December 31, 2011
Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2011	755,375	$8.40
Granted	-
Exercised	-
Expired	-
Forfeited	-
Outstanding at December 31, 2011	755,375	$8.40	6.2	$-

Exercisable at December 31, 2011	537,875	$9.34	5.6	$-

Total share-based compensation for liability-classified awards for the three months ended December 31, 2011 and 2010 was a $295,000 benefit and a $240,000 expense, respectively.  Included in share-based compensation for liability-classified awards for the three months ended December 31, 2011 and 2010 were $31,000 and $91,000, respectively, of compensation expense related to shares that vested during each respective period and a $326,000 benefit and a $149,000 expense, respectively, primarily due to the impact of fluctuations in Barnwell’s stock price on previously vested shares in each respective period.

4.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) is a Hawaii limited liability limited partnership 80%-owned by Barnwell.  At December 31, 2011, Kaupulehu 2007 owns two luxury residences that are available for sale in the Lot 4A Increment I area located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

5.                                    INVESTMENTS

A summary of Barnwell’s investments as of December 31, 2011 and September 30, 2011 is as follows:

Investment in two residential parcels	$2,331,000
Investment in joint ventures	1,754,000
Investment in land interests:
Leasehold land zoned conservation – Lot 4C	50,000
Lot acquisition rights – Mauka Lands	488,000

Total investments	$4,623,000

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

6.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt as of December 31, 2011 and September 30, 2011 is as follows:

	December 31,	September 30,
	2011	2011
Canadian revolving credit facility	$12,000,000	$12,000,000
Real estate loan	11,447,000	11,714,000

	23,447,000	23,714,000
Less: current portion	(12,647,000)	(12,314,000)

Total long-term debt	$10,800,000	$11,400,000

Canadian revolving credit facility

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or US$19,665,000 at the December 31, 2011 exchange rate.  Borrowings under this facility were US$12,000,000 and unused credit available under this facility was US$7,665,000 at December 31, 2011.  The interest rate on the facility at December 31, 2011 was 3.0%.

Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2012.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2012, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2012.  As such, two quarterly repayments of 5% each would be due within one year of December 31, 2011 and accordingly, we have included $1,200,000, representing 10% of the outstanding loan balance at December 31, 2011, in the current portion of long-term debt.

Real estate loan

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii financial institution.  The loan is a seven year term loan with interest rates that adjust annually.  Principal and interest are paid monthly and are determined based on a loan amortization schedule.

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

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1, a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1, and a maximum loan to value (“LTV”) ratio.  The lender may request updated appraisals no more frequently than annually.  If the appraised value results in an LTV of greater than 70% of the appraised value of the homes and 65% of the appraised value of the residential parcels, a further principal payment would be required.  As of December 31, 2011, we were in compliance with the loan covenants.

Kaupulehu 2007 made scheduled monthly principal payments during the three months ended December 31, 2011, reducing the loan amount to $11,447,000 at December 31, 2011.  Both houses collateralizing the loan are currently available for sale, therefore, the entire $11,447,000 outstanding at December 31, 2011 under the term loan has been classified as a current liability.

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans for the three months ended December 31, 2011 and 2010:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2011	2010	2011	2010	2011	2010
Service cost	$75,000	$75,000	$13,000	$11,000	$3,000	$4,000
Interest cost	81,000	78,000	15,000	14,000	12,000	17,000
Expected return on plan assets	(82,000)	(74,000)	-	-	-	-
Amortization of prior service cost	1,000	1,000	-	1,000	34,000	34,000
Amortization of net actuarial loss (gain)	29,000	21,000	4,000	4,000	(3,000)	2,000

Net periodic benefit cost	$104,000	$101,000	$32,000	$30,000	$46,000	$57,000

Barnwell contributed $670,000 to the Pension Plan during the three months ended December 31, 2011 and does not expect to make any further contributions during the remainder of fiscal 2012.  The SERP and Postretirement Medical plans are unfunded, and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2012 and expected payments under the SERP for fiscal 2012 are not material.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.                                    INCOME TAXES

The components of earnings before income taxes, after adjusting earnings for non-controlling interests, are as follows:

	Three months ended
	December 31,
	2011	2010
Earnings (loss) before income taxes in:
Canada	$1,538,000	$645,000
United States	(1,330,000)	926,000

	$208,000	$1,571,000

The components of the income tax provision for the three months ended December 31, 2011 and 2010 are as follows:

	Three months ended
	December 31,
	2011	2010

Current	$558,000	$355,000
Deferred	(68,000)	131,000

	$490,000	$486,000

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2011 and 2010, after adjusting earnings before income taxes for non-controlling interests, was 236% and 31%, respectively.

The high effective tax rate for the three months ended December 31, 2011 reflects the fact that Canadian income taxes are not sheltered by current period U.S. source losses, and Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes.

Included in the income tax provision for the three months ended December 31, 2010 is a $130,000 benefit primarily from the lapsing of the statute of limitations for an uncertain tax position related to Canadian income taxes.  There were no lapses of the statute of limitations for uncertain tax positions in the same period of the current year.

Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of December 31, 2011.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at December 31, 2011:

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

	Three months ended
	December 31,
	2011	2010
Revenues:
Oil and natural gas	$7,789,000	$6,598,000
Land investment	-	3,061,000
Contract drilling	425,000	1,569,000
Other	276,000	83,000
Total before interest income	8,490,000	11,311,000
Interest income	12,000	8,000
Total revenues	$8,502,000	$11,319,000

Depletion, depreciation, and amortization:
Oil and natural gas	$2,753,000	$2,263,000
Contract drilling	129,000	145,000
Other	27,000	22,000
Total depletion, depreciation, and amortization	$2,909,000	$2,430,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$2,295,000	$1,616,000
Land investment	-	3,061,000
Contract drilling	(341,000)	57,000
Other	249,000	61,000
Total operating profit	2,203,000	4,795,000

General and administrative expenses	(1,846,000)	(2,314,000)
Interest expense	(219,000)	(308,000)
Interest income	12,000	8,000
Earnings before income taxes	$150,000	$2,181,000

10.                            ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of taxes, at December 31, 2011 and September 30, 2011 are as follows:

	December 31,	September 30,
	2011	2011
Foreign currency translation	$3,874,000	$3,093,000
Retirement plans liability	(2,738,000)	(2,803,000)

Accumulated other comprehensive income	$1,136,000	$290,000

11.                            FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued current liabilities and payables to joint interest owners approximate their fair values due to the short-term nature of the instruments.  The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

12.                            FAIR VALUE MEASUREMENTS

Barnwell does not have any assets and liabilities that are required to be remeasured on a recurring basis.

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  There were no nonrecurring fair value measurements recorded for such assets and liabilities during the three months ended December 31, 2011 or 2010.

13.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	December 31,
	2011	2010
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$176,000	$229,000
Income taxes	$230,000	$835,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $327,000 and $659,000 during the three months ended December 31, 2011 and 2010, respectively.  Additionally, during the three months ended December 31, 2011 and 2010, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $28,000 and nil, respectively.

14.       SUBSEQUENT EVENTS

There were no material subsequent events that would require recognition or disclosure in the accompanying condensed consolidated financial statements.

ITEM 2.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information

For the Purpose Of “Safe Harbor” Provisions Of The

Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts.  These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements.  Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions.  Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.  Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.  The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2011.  Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2011.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

Fair Value Measurements and Related Disclosures

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards.  The amendments clarify or change the application of existing fair value measurements, including: (1) that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; (2) that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; (3) for

Level 3 fair value measurements, quantitative information about the unobservable inputs used in a fair value measurement, a description of the valuation processes used by the entity, and a discussion about the sensitivity of the fair value measurements to changes in the unobservable inputs should be disclosed; (4) to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; (5) that in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; (6) that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement; (7) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; and (8) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined.  The standard is effective during interim or annual periods beginning after December 15, 2011.  We are currently evaluating its impact on our consolidated financial statements and disclosures.

Presentation of Comprehensive Income

In June 2011, the FASB issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other updates to the presentation of comprehensive income.  Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In January 2012, the FASB issued an accounting standards update that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users.  The requirement to present comprehensive income in either a single continuous statement or two consecutive condensed statements is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  Adoption of this standard will impact the presentation of the Company’s consolidated financial statements.

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

2)  Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership.  Kaupulehu 2007 owns two residential parcels in the Kaupulehu area that are held for investment.

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

Results of Operations

Summary

Barnwell incurred a net loss of $282,000 for the three months ended December 31, 2011, a $1,367,000 decrease from net earnings of $1,085,000 for the three months ended December 31, 2010.  This decrease was largely attributable to the following items:

•           A $3,061,000 decrease in land investment segment operating profit, before income taxes, as there were no development rights option receipts or percentage of sales receipts in the current year period; and

•           A $398,000 decrease in contract drilling operating results, before income taxes, due to decreased well drilling activity as contract drilling revenues for the current year period were generated by pump installation and repair work only and there was no water well drilling work performed in the current year period.

The decrease was partially offset by a $679,000 increase in oil and natural gas segment operating profit, before income taxes, due primarily to higher oil production and higher oil prices and a $468,000 decrease in general and administrative expenses due primarily to a $535,000 decrease in stock appreciation rights expense due to fluctuations in Barnwell’s stock price.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 1% in the three months ended December 31, 2011 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 2% at December 31, 2011 as compared to September 30, 2011.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively.  Other comprehensive income and losses are not included in net (loss) earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2011 was $781,000, a $520,000 decrease from the $1,301,000 other comprehensive income due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  There were no taxes on other comprehensive income due to foreign currency translation adjustments in the three months ended December 31, 2011 and 2010 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas revenues

The following tables set forth Barnwell’s average prices per unit of production and net production volumes for the three months ended December 31, 2011 as compared to the same period of the prior year.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2011	2010	$	%
Natural Gas (Mcf)*	$2.88	$3.18	$(0.30)	(9%)
Oil (Bbls)**	$88.68	$72.86	$15.82	22%
Liquids (Bbls)**	$52.04	$42.01	$10.03	24%

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2011	2010	Units	%
Natural Gas (Mcf)*	765,000	800,000	(35,000)	(4%)
Oil (Bbls)**	48,000	37,000	11,000	30%
Liquids (Bbls)**	23,000	27,000	(4,000)	(15%)

*      Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $1,191,000 (18%) for the three months ended December 31, 2011, as compared to the same period in the prior year, primarily due to increases in net oil production and oil prices, which increased 30% and 22%, respectively, as compared to the same period in the prior year.  The increase was partially offset by decreases in natural gas prices and net natural gas production, which decreased 9% and 4%, respectively, as compared to the same period in the prior year.  The increase in net oil production was due partly to increased activity and production from newer properties partially offset by natural declines in production from older properties.  Also contributing to the increase in net oil production was lower royalty rates on certain high production rate properties resulting from the Government of Alberta’s modification to the royalty framework effective January 1, 2011, which reduced the maximum royalty rate for oil and natural gas production from 50% for each to 40% and 36%, respectively.  The decrease in royalty rates due to the modified royalty framework was partially offset by increased royalty rates due to higher oil prices.  Gross oil production for the three months ended December 31, 2011 increased 22%, as compared to the same period in the prior year.

Sale of development rights and Sale of interest in leasehold land

Kaupulehu Developments received its final development rights option payment in December 2010. Revenues related to sales of development rights under option for the three months ended December 31, 2011 and 2010 are summarized as follows:

	Three months ended
	December 31,
	2011	2010
Sale of development rights under option:
Proceeds	$-	$2,656,000
Fees	-	(159,000)

Revenues - sale of development rights, net	$-	$2,497,000

The following table summarizes the percentage of sales payment revenues received from WB for the three months ended December 31, 2011 and 2010:

	Three months ended
	December 31,
	2011	2010
Sale of interest in leasehold land:
Proceeds	$-	$600,000
Fees	-	(36,000)

Revenues - sale of interest in leasehold land, net	$-	$564,000

No lots were sold by WB during the three months ended December 31, 2011.  WB sold one ocean front single-family lot in Increment I during the three months ended December 31, 2010 and paid Kaupulehu Developments a percentage of sales payment totaling $600,000.  As of December 31, 2011, 22 of the 23 ocean front lots and seven of the 15 ocean view lots in Phase I of Increment I have been sold.  Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I.  The developer recently announced the release soon of a portion of Phase II of Increment I, but the Company cannot predict when WB will complete and begin marketing the remaining single-family lots in Phase II of Increment I.  There is no assurance with regard to the amounts of future sales from Increment I.

Contract drilling

Contract drilling revenues and contract drilling costs decreased $1,144,000 (73%) and $730,000 (53%), respectively, for the three months ended December 31, 2011, as compared to the same period in the prior year. The contract drilling segment generated a $341,000 operating loss before general and administrative expenses in the three months ended December 31, 2011, a decrease of $398,000 as compared to the $57,000 operating profit generated during the same period of the prior year, primarily due to decreased well drilling activity. Contract drilling revenues for the current year period were generated by pump installation and repair work only and there was no water well drilling work performed in the current year period.  The Company expects to begin work in the second quarter of fiscal 2012 on the water well drilling job that was in backlog as of December 31, 2011.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.  There has been a significant decrease in demand for water well drilling contracts in the last two years due largely to the impact of the recession and continuing weak economic conditions on both private real estate development and governmental capital improvement budgets.  Lack of availability of contracts has also resulted in increased competition for available contracts, which generally has resulted in lower estimated margins on awarded contracts.  Continued lack of water well drilling contracts may necessitate future cost reduction measures, temporary shutdown of water well drilling operations, or sale or liquidation of a portion of our contract drilling equipment.  The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as the duration of the slowdown in construction activity is unknown.

Gas processing and other

Gas processing and other income increased $197,000 (216%) for the three months ended December 31, 2011, as compared to the same period in the prior year.  The increase was primarily due to $104,000 of income from natural gas processing facility allowances and a $40,000 gain from the sale of ancillary well drilling equipment.

General and administrative expenses

General and administrative expenses decreased $468,000 (20%) for the three months ended December 31, 2011, as compared to the same period in the prior year.  The decrease was primarily attributable to a $535,000 decrease in stock appreciation rights expense due to fluctuations in Barnwell’s stock price, partially offset by an $87,000 increase in compensation costs.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $479,000 (20%) for the three months ended December 31, 2011, as compared to the same period in the prior year.  The increase was primarily due to a 22% increase in the depletion rate due to increases in Barnwell’s costs of finding and developing proven reserves. The increase was partially offset by a 1% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.

Income taxes

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2011 and 2010, after adjusting earnings before income taxes for non-controlling interests, was 236% and 31%, respectively.

The high effective tax rate for the three months ended December 31, 2011 reflects the fact that Canadian income taxes are not sheltered by current period U.S. source losses, and Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes.

Included in the income tax provision for the three months ended December 31, 2010 is a $130,000 benefit primarily from the lapsing of the statute of limitations for an uncertain tax position related to Canadian income taxes.  There were no lapses of the statute of limitations for uncertain tax positions in the same period of the current year.

Uncertain tax positions consist primarily of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease during the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of December 31, 2011.

Net (loss) earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net loss attributable to non-controlling interests was $58,000 for the three months ended December 31, 2011, as compared to net income attributable to non-controlling interests of $610,000 for the same period in the prior year.  The $668,000 (110%) change was due primarily to impacts to non-controlling interests of no land revenues reported by the land investment segment in the current quarter as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At December 31, 2011, Barnwell had $9,319,000 in cash and cash equivalents, $4,887,000 in working capital, and $7,665,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $1,803,000 for the three months ended December 31, 2011, as compared to $3,327,000 for the same period in the prior year.  The $1,524,000 change was primarily due to changes in working capital.

Net cash used in investing activities totaled $2,181,000 during the three months ended December 31, 2011, as compared to $1,639,000 during the same period of the prior year.  The $542,000 net increase was primarily because there were no land investment segment sales during the three months ended December 31, 2011, which resulted in $3,220,000 less in cash proceeds in the current quarter as compared to the prior year’s comparable quarter.  The increase in cash outflows was partially offset by a $2,621,000 reduction in capital expenditures, $1,860,000 of which was due to the purchase of an office in New York City by a subsidiary of the Company in the prior year’s comparable quarter, and $767,000 of which was a decrease in oil and natural gas capital expenditures.

Cash flows used in financing activities totaled $147,000 for the three months ended December 31, 2011, as compared to $360,000 during the same period of the prior year.  The $213,000 decrease in cash outflows is primarily due to a $233,000 decrease in debt repayments in the current year period as compared to the same period in the prior year.

Credit Arrangements

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or US$19,665,000 at the December 31, 2011 exchange rate of 0.9833.  Borrowings under this facility were US$12,000,000 and unused credit available under this facility was US$7,665,000 at December 31, 2011. Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2012.  Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii financial institution that terminates on April 1, 2018.  Principal and interest are paid monthly and are determined based on a seven year loan amortization schedule.  The monthly payment for the first year is approximately $169,000 and adjusts annually for changes in prevailing interest rates.  The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s four lots together with all improvements thereon.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The non-revolving real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1, a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1, and a maximum loan to value (“LTV”) ratio.  The lender may request updated appraisals no more frequently than annually.  If the appraised value results in an LTV of greater than 70% of the appraised value of the homes and 65% of the appraised value of the residential parcels, a further principal payment would be required.  As of December 31, 2011, we were in compliance with the loan covenants.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $1,950,000 for the three months ended December 31, 2011, as compared to $2,357,000 for the three months ended December 31, 2010.  Management expects that oil and natural gas capital expenditures in fiscal 2012 will range from $5,000,000 to $7,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended December 31, 2011, Barnwell participated in the drilling of 2 gross (0.5 net) wells in Canada, of which both appear to be successful.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Other Considerations

We believe our capital resources such as current cash balances, future operating cash flows, land investment segment proceeds, residential home sales, and available credit will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest, and settle incentive compensation liabilities in cash, if necessary.  However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sales are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the current level of borrowings under the facility upon the April 2012 review, and/or we fall short of our key financial debt covenants for our real estate loan and are required to repay a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash inflows and/or higher cash outflows than expected, which in turn could have a material adverse effect on our operations, liquidity, cash flows and financial condition.  As such, the near-term and longer-term outlook for sources and uses of funds remains highly dependent on the factors noted above.

In the event our liquidity and capital resources are not sufficient to fund our future cash needs, the Company will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to make any required cash outflows.  Events and circumstances that lead to results that significantly differ from management’s expectations could have a material adverse effect on our operations, liquidity, cash flows, and financial condition.

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

As of December 31, 2011, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2011 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: February 10, 2012	/s/ Russell M. Gifford
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