Form 10-Q
period 2012-03-31
BARNWELL INDUSTRIES INC
filed 2012-05-11
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                ☐ Yes     ☒ No

As of May 8, 2012 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,599,000	$9,834,000
Accounts receivable, net of allowance for doubtful accounts of:
$44,000 at March 31, 2012; $70,000 at September 30, 2011	3,637,000	5,760,000
Prepaid expenses	534,000	298,000
Real estate held for sale	10,786,000	12,640,000
Other current assets	916,000	998,000

Total current assets	24,472,000	29,530,000

Investments	4,623,000	4,623,000

Property and equipment	249,919,000	239,036,000
Accumulated depletion, depreciation, and amortization	(196,939,000)	(184,417,000)
Property and equipment, net	52,980,000	54,619,000

Total assets	$82,075,000	$88,772,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,470,000	$2,750,000
Accrued capital expenditures	426,000	2,492,000
Accrued compensation	1,602,000	2,397,000
Payable to joint interest owners	488,000	1,012,000
Income taxes payable	423,000	199,000
Current portion of long-term debt	11,044,000	12,314,000
Other current liabilities	2,626,000	2,925,000

Total current liabilities	19,079,000	24,089,000

Long-term debt	12,000,000	11,400,000

Liability for retirement benefits	4,728,000	5,167,000

Asset retirement obligation	5,038,000	4,921,000

Deferred income taxes	4,372,000	4,481,000

Total liabilities	45,217,000	50,058,000

Equity:
Barnwell Industries, Inc. stockholders’ equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at March 31, 2012 and September 30, 2011	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	30,968,000	34,231,000
Accumulated other comprehensive income, net	1,863,000	290,000
Treasury stock, at cost:
167,900 shares at March 31, 2012 and September 30, 2011	(2,286,000)	(2,286,000)

Total Barnwell Industries, Inc. stockholders’ equity	36,057,000	37,747,000
Non-controlling interests	801,000	967,000

Total equity	36,858,000	38,714,000

Total liabilities and equity	$82,075,000	$88,772,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues:
Oil and natural gas	$6,408,000	$7,063,000	$14,197,000	$13,661,000
Contract drilling	281,000	812,000	706,000	2,381,000
Sale of interest in leasehold land, net	353,000	-	353,000	564,000
Sale of development rights, net	-	-	-	2,497,000
Gas processing and other	124,000	1,406,000	412,000	1,497,000

	7,166,000	9,281,000	15,668,000	20,600,000
Costs and expenses:
Oil and natural gas operating	2,792,000	2,761,000	5,533,000	5,480,000
Contract drilling operating	460,000	844,000	1,097,000	2,211,000
General and administrative	2,367,000	3,819,000	4,213,000	6,133,000
Depletion, depreciation, and amortization	2,806,000	2,443,000	5,715,000	4,873,000
Reduction of carrying value of assets	1,854,000	311,000	1,854,000	311,000
Interest expense	219,000	312,000	438,000	620,000

	10,498,000	10,490,000	18,850,000	19,628,000

(Loss) earnings before income taxes	(3,332,000)	(1,209,000)	(3,182,000)	972,000

Income tax (benefit) provision	(3,000)	393,000	487,000	879,000

Net (loss) earnings	(3,329,000)	(1,602,000)	(3,669,000)	93,000

Less: Net (loss) earnings attributable to non-controlling interests	(348,000)	(139,000)	(406,000)	471,000

Net loss attributable to
Barnwell Industries, Inc.	$(2,981,000)	$(1,463,000)	$(3,263,000)	$(378,000)

Basic net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.36)	$(0.18)	$(0.39)	$(0.05)

Diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.36)	$(0.18)	$(0.39)	$(0.05)

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160	8,277,160	8,277,160
Diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011

Net (loss) earnings	$(3,329,000)	$(1,602,000)	$(3,669,000)	$93,000

Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0	662,000	902,000	1,443,000	2,203,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	65,000	64,000	130,000	127,000

Total other comprehensive income	727,000	966,000	1,573,000	2,330,000

Total comprehensive (loss) income	(2,602,000)	(636,000)	(2,096,000)	2,423,000

Less: Comprehensive (loss) income attributable to non-controlling interests	(348,000)	(139,000)	(406,000)	471,000

Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(2,254,000)	$(497,000)	$(1,690,000)	$1,952,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) earnings	$(3,669,000)	$93,000
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Depletion, depreciation, and amortization	5,715,000	4,873,000
Reduction of carrying value of assets	1,854,000	311,000
Retirement benefits expense	364,000	376,000
Accretion of asset retirement obligation	174,000	166,000
Share-based compensation payments	-	(52,000)
Gain on sale of drilling equipment	(40,000)	-
Share-based compensation (benefit) expense	(68,000)	1,917,000
Deferred income tax (benefit) expense	(176,000)	195,000
Asset retirement obligation payments	(281,000)	(24,000)
Retirement plan contributions	(673,000)	(253,000)
Sale of interest in leasehold land, net	(353,000)	(564,000)
Sale of development rights, net	-	(2,497,000)
Increase from changes in current assets and liabilities	180,000	2,617,000

Net cash provided by operating activities	3,027,000	7,158,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	-	2,497,000
Proceeds from sale of interest in leasehold land, net of fees paid	375,000	564,000
Proceeds from sale of drilling equipment, net	59,000	-
Proceeds from gas over bitumen royalty adjustments	40,000	48,000
Capital expenditures - oil and natural gas	(4,304,000)	(4,194,000)
Capital expenditures - all other	(27,000)	(2,025,000)

Net cash used in investing activities	(3,857,000)	(3,110,000)

Cash flows from financing activities:
Repayments of long-term debt	(670,000)	(500,000)
Contributions from non-controlling interests	240,000	240,000
Payment of loan commitment fees	-	(32,000)
Distributions to non-controlling interests	-	(602,000)

Net cash used in financing activities	(430,000)	(894,000)

Effect of exchange rate changes on cash and cash equivalents	25,000	154,000

Net (decrease) increase in cash and cash equivalents	(1,235,000)	3,308,000
Cash and cash equivalents at beginning of period	9,834,000	10,674,000

Cash and cash equivalents at end of period	$8,599,000	$13,982,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended March 31, 2012 and 2011

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at December 31, 2010	8,277,160	$4,223,000	$1,289,000	$35,425,000	$1,413,000	$(2,286,000)	$1,743,000	$41,807,000
Distributions to non-controlling interests							(502,000)	(502,000)
Net loss				(1,463,000)			(139,000)	(1,602,000)
Foreign currency translation adjustments, net of taxes of $0					902,000			902,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					64,000			64,000
Balance at March 31, 2011	8,277,160	$4,223,000	$1,289,000	$33,962,000	$2,379,000	$(2,286,000)	$1,102,000	$40,669,000

Balance at December 31, 2011	8,277,160	$4,223,000	$1,289,000	$33,949,000	$1,136,000	$(2,286,000)	$1,029,000	$39,340,000
Contributions from non-controlling interests							120,000	120,000
Net loss				(2,981,000)			(348,000)	(3,329,000)
Foreign currency translation adjustments, net of taxes of $0					662,000			662,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					65,000			65,000
Balance at March 31, 2012	8,277,160	$4,223,000	$1,289,000	$30,968,000	$1,863,000	$(2,286,000)	$801,000	$36,858,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Six months ended March 31, 2012 and 2011

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at September 30, 2010	8,277,160	$4,223,000	$1,289,000	$34,340,000	$49,000	$(2,286,000)	$993,000	$38,608,000
Contributions from non-controlling interests							240,000	240,000
Distributions to non-controlling interests							(602,000)	(602,000)
Net (loss) earnings				(378,000)			471,000	93,000
Foreign currency translation adjustments, net of taxes of $0					2,203,000			2,203,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					127,000			127,000
Balance at March 31, 2011	8,277,160	$4,223,000	$1,289,000	$33,962,000	$2,379,000	$(2,286,000)	$1,102,000	$40,669,000

Balance at September 30, 2011	8,277,160	$4,223,000	$1,289,000	$34,231,000	$290,000	$(2,286,000)	$967,000	$38,714,000
Contributions from non-controlling interests							240,000	240,000
Net loss				(3,263,000)			(406,000)	(3,669,000)
Foreign currency translation adjustments, net of taxes of $0					1,443,000			1,443,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					130,000			130,000
Balance at March 31, 2012	8,277,160	$4,223,000	$1,289,000	$30,968,000	$1,863,000	$(2,286,000)	$801,000	$36,858,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us,” or the “Company”), including a 77.6%-owned land investment general partnership (Kaupulehu Developments) and two 80%-owned joint ventures (Kaupulehu 2007, LLLP and Kaupulehu Investors, LLC).  Barnwell also has a 50% interest in a currently inactive and insignificant entity which Barnwell has the ability to exercise significant influence, but not control, and which is accounted for using the equity method.  Kaupulehu Investors, LLC owns 1.5% passive minority interests in various joint ventures and accounts for these passive investments under the cost method.  All significant intercompany accounts and transactions have been eliminated.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2012, results of operations, comprehensive (loss) income, and equity for the three and six months ended March 31, 2012 and 2011, and cash flows for the six months ended March 31, 2012 and 2011, have been made.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards.  The amendments clarify or change the application of existing fair value measurements, including: (1) that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; (2) that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; (3) for Level 3 fair value measurements, quantitative information about the unobservable inputs used in a fair value measurement, a description of the valuation processes used by the entity, and a discussion about the sensitivity of the fair value measurements to changes in the unobservable inputs should be disclosed; (4) to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; (5) that in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; (6) that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement; (7) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; and (8) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined.  The Company adopted the provisions of the accounting standards update effective January 1, 2012.  The adoption of this accounting standards update did not have a material impact on our condensed consolidated financial statements.

2.                                    LOSS PER COMMON SHARE

Basic loss per share excludes dilution and is computed by dividing net loss attributable to Barnwell stockholders by the weighted-average number of common shares outstanding for the period.  Diluted loss per share includes the potentially dilutive effect of outstanding common stock options.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended March 31, 2012
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(2,981,000)	8,277,160	$(0.36)

Effect of dilutive securities -
common stock options	-	-

Diluted net loss per share	$(2,981,000)	8,277,160	$(0.36)

Six months ended March 31, 2012
Net Loss	Shares	Per-Share
(Numerator)	(Denominator)	Amount

Basic net loss per share	$(3,263,000)	8,277,160	$(0.39)

Effect of dilutive securities -
common stock options	-	-

Diluted net loss per share	$(3,263,000)	8,277,160	$(0.39)

	Three months ended March 31, 2011
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic net loss per share	$(1,463,000)	8,277,160	$(0.18)

Effect of dilutive securities -
common stock options	-	-

Diluted net loss per share	$(1,463,000)	8,277,160	$(0.18)

	Six months ended March 31, 2011
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(378,000)	8,277,160	$(0.05)

Effect of dilutive securities -
common stock options	-	-

Diluted net loss per share	$(378,000)	8,277,160	$(0.05)

Potentially dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potentially dilutive shares are excluded from the computation of loss per share if their effect is antidilutive.  Options to purchase 815,375 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2012 and options to purchase 819,125 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2011 as their inclusion would have been antidilutive.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation expense (benefit) and related income tax effects are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011

Share-based compensation expense (benefit)	$227,000	$1,677,000	$(68,000)	$1,917,000

Income tax effect	$-	$-	$-	$-

Share-based compensation expense (benefit) recognized in losses for the three and six months ended March 31, 2012 and 2011 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  There was no impact on income taxes for the three and six months ended March 31, 2012 and 2011 due to a full valuation allowance on the related deferred tax asset.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2011 through March 31, 2012 is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2011	60,000	$8.62
Granted	-
Exercised	-
Expired /Forfeited	-
Outstanding at March 31, 2012	60,000	$8.62	2.7	$-

Exercisable at March 31, 2012	60,000	$8.62	2.7	$-

There was no share-based compensation expense for equity-classified awards in the three and six months ended March 31, 2012 and 2011.

Liability-classified Awards

As of March 31, 2012, there was $101,000 of total unrecognized compensation cost related to nonvested liability-classified share options.  That cost is expected to be recognized over 1.7 years.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

	Six months ended March 31,
	2012	2011

Expected volatility range	59.2% to 64.5%	53.6% to 73.0%
Weighted-average volatility	61.1%	62.5%
Expected dividends	0.0%	0.0%
Expected term (in years)	2.7 to 7.7	0.2 to 8.7
Risk-free interest rate	0.4% to 1.6%	0.1% to 3.2%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2011 through March 31, 2012 is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2011	755,375	$8.40
Granted	-
Exercised	-
Expired/Forfeited	-
Outstanding at March 31, 2012	755,375	$8.40	5.9	$ -

Exercisable at March 31, 2012	537,875	$9.34	5.4	$ -

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011

Due to vesting	$25,000	$142,000	$67,000	$359,000
Due to remeasurement	202,000	1,535,000	(135,000)	1,558,000
Total share-based compensation expense (benefit) for liability-based awards	$227,000	$1,677,000	$(68,000)	$1,917,000

No liability-classified options were exercised during the three and six months ended March 31, 2012.  In the three and six months ended March 31, 2011, the cash feature of 39,375 shares of non-qualified options were exercised.  The total intrinsic value of the liability-classified options exercised during the three and six months ended March 31, 2011 was $118,000.  There was no estimated tax benefit related to the options exercised during the three and six months ended March 31, 2011 due to a full valuation allowance on the related deferred tax asset.

4.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) is a Hawaii limited liability limited partnership jointly owned by Barnwell.  Kaupulehu 2007 owns two luxury residences that are available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

In April 2012, Kaupulehu 2007 entered into a contract to sell one of the luxury residences at a price below carrying value.  Accordingly, during the three and six months ended March 31, 2012, Barnwell recorded a $1,854,000 reduction in the carrying values of both houses held for sale to reflect this decline in the estimated market value of the two luxury residences.  No reduction was necessary during the three and six months ended March 31, 2011.  The sale is currently in escrow and is estimated to close in the quarter ending June 30, 2012.  There is no assurance that this transaction will be consummated.

5.                                    INVESTMENTS

A summary of Barnwell’s investments as of March 31, 2012 and September 30, 2011 is as follows:

Investment in two residential parcels	$2,331,000
Investment in joint ventures	1,754,000
Investment in land interests:
Leasehold land zoned conservation – Lot 4C	50,000
Lot acquisition rights – Mauka Lands	488,000
Total investments	$4,623,000

Investment in two residential parcels

Kaupulehu 2007 owns two residential parcels in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

During the prior year’s three and six months ended March 31, 2011, Barnwell recorded a $190,000 reduction of the carrying value of its investment in residential parcels as a result of changes in fair values for real estate in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.  No reduction was necessary during the three and six months ended March 31, 2012.

Investment in joint ventures

Kaupulehu Investors, LLC, a limited liability company jointly owned by Barnwell, owns passive minority interests in Hualalai Investors JV, LLC and Hualalai Investors II, LLC (hereinafter collectively referred to as “Hualalai Investors”), owners of Hualalai Resort, and a passive minority interest in Kona Village Investors, LLC, owner of Kona Village Resort.  Kaupulehu Investors, LLC accounts for these passive investments under the cost method.

Kona Village Resort sustained considerable damage as a result of the March 2011 tsunami and subsequently shutdown indefinitely.  As such, Barnwell wrote-off its remaining investment in Kona Village Investors, LLC of $121,000 during the three and six months ended March 31, 2011.

Lot 4C

Barnwell owns a controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land located in the North Kona District of the island of Hawaii.

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

Lot acquisition rights

Barnwell, through wholly-owned Kaupulehu Mauka Investors, LLC, owns acquisition rights as to 14 lots within agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, on the island of Hawaii. The acquisition rights give Barnwell the right to acquire the aforementioned residential lots, currently estimated to be two to five acres in size, which may be developed on the Mauka Lands.  These lands are currently classified as agricultural by the state of Hawaii and, accordingly, the developer of these lands (Hualalai Investors) will need to pursue both state and county of Hawaii approvals for reclassification and rezoning to permit the development of residential lots and negotiate development terms.

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

6.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	March 31,	September 30,
	2012	2011
Canadian revolving credit facility	$12,000,000	$12,000,000
Real estate loan	11,044,000	11,714,000
	23,044,000	23,714,000
Less: current portion	(11,044,000)	(12,314,000)
Total long-term debt	$12,000,000	$11,400,000

Canadian revolving credit facility

In February 2012, Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed through April 2013 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or US$20,018,000 at the March 31, 2012 exchange rate.  Unused credit available under this facility was US$8,018,000 and the interest rate on the facility was 3.0% at March 31, 2012.

The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at the Royal Bank U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank prime rate plus 1.50%.  A standby fee of 0.6250% per annum is charged on the unused facility balance.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2013. Subject to that review, the facility may be extended one year with no required debt repayments for one year or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2013, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2013.  As no debt repayments will be required on or before March 31, 2013, the entire outstanding loan balance at March 31, 2012 is classified as long-term debt.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii financial institution.  Principal and interest are paid monthly and are determined based on a loan amortization schedule.

Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel.  The interest rate adjusts each April for each of the remaining six 1-year periods of the loan term to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  The interest rate on the loan at March 31, 2012 was 3.67%.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio, a consolidated total liabilities to tangible net worth ratio, and a maximum loan to value ratio.  As of March 31, 2012, we were in compliance with the loan covenants.

Both houses collateralizing the loan are currently available for sale, therefore, the entire balance outstanding at March 31, 2012 under the term loan has been classified as a current liability.

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2012	2011	2012	2011	2012	2011
Service cost	$76,000	$74,000	$12,000	$11,000	$3,000	$4,000
Interest cost	81,000	77,000	15,000	15,000	12,000	17,000
Expected return on plan assets	(82,000)	(74,000)	-	-	-	-
Amortization of prior service cost	2,000	2,000	-	1,000	34,000	34,000
Amortization of net actuarial loss (gain)	27,000	22,000	4,000	3,000	(2,000)	2,000

Net periodic benefit cost	$104,000	$101,000	$31,000	$30,000	$47,000	$57,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2012	2011	2012	2011	2012	2011
Service cost	$151,000	$149,000	$25,000	$22,000	$6,000	$8,000
Interest cost	162,000	155,000	30,000	29,000	24,000	34,000
Expected return on plan assets	(164,000)	(148,000)	-	-	-	-
Amortization of prior service cost	3,000	3,000	-	2,000	68,000	68,000
Amortization of net actuarial loss (gain)	56,000	43,000	8,000	7,000	(5,000)	4,000

Net periodic benefit cost	$208,000	$202,000	$63,000	$60,000	$93,000	$114,000

Barnwell contributed $670,000 to the Pension Plan during the six months ended March 31, 2012 and does not expect to make any further contributions during the remainder of fiscal 2012.  The SERP and Postretirement Medical plans are unfunded, and Barnwell will fund benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2012 and expected payments under the SERP for fiscal 2012 are not material.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.                                    INCOME TAXES

The components of (loss) earnings before income taxes, after adjusting (loss) earnings for non-controlling interests, are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011

(Loss) earnings before income taxes in:
Canada	$(12,000)	$2,360,000	$1,526,000	$3,005,000
United States	(2,972,000)	(3,430,000)	(4,302,000)	(2,504,000)

	$(2,984,000)	$(1,070,000)	$(2,776,000)	$501,000

The components of the income tax (benefit) provision are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011

Current	$105,000	$329,000	$663,000	$684,000
Deferred	(108,000)	64,000	(176,000)	195,000

	$(3,000)	$393,000	$487,000	$879,000

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2012, after adjusting (loss) earnings before income taxes for non-controlling interests, was 0% and (18%), respectively, as compared to (37%) and 175% for the three and six months ended March 31, 2011, respectively.

Consolidated taxes do not bear a customary relationship to pretax (losses) earnings due mainly to the fact that Canadian income taxes are not sheltered by current period U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating loss carryovers generated in the current year periods are not estimated to have any future U.S. tax benefit prior to expiration.

Included in the income tax provision for the six months ended March 31, 2011 is a $130,000 benefit primarily from the lapsing of the statute of limitations for uncertain tax positions related to Canadian income taxes.  There were no lapses of the statute of limitations for uncertain tax positions in the three months ended March 31, 2011 or in the three and six months ended March 31, 2012.  Offsetting this benefit were increases in the effective tax rate due to the increase in stock appreciation rights expense during the period that did not have a corresponding tax benefit as the related deferred tax asset has a full valuation allowance.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenues:
Oil and natural gas	$6,408,000	$8,389,000	$14,197,000	$14,987,000
Land investment	353,000	-	353,000	3,061,000
Contract drilling	281,000	812,000	706,000	2,381,000
Other	121,000	74,000	397,000	157,000
Total before interest income	7,163,000	9,275,000	15,653,000	20,586,000
Interest income	3,000	6,000	15,000	14,000
Total revenues	$7,166,000	$9,281,000	$15,668,000	$20,600,000

Depletion, depreciation, and amortization:
Oil and natural gas	$2,649,000	$2,278,000	$5,402,000	$4,541,000
Contract drilling	128,000	140,000	257,000	285,000
Other	29,000	25,000	56,000	47,000
Total depletion, depreciation, and amortization	$2,806,000	$2,443,000	$5,715,000	$4,873,000

Reduction of carrying value of assets:
Land investment	$-	$190,000	$-	$190,000
Residential real estate	1,854,000	-	1,854,000	-
Other	-	121,000	-	121,000
Total reduction of carrying value of assets	$1,854,000	$311,000	$1,854,000	$311,000

Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$967,000	$3,350,000	$3,262,000	$4,966,000
Land investment	353,000	(190,000)	353,000	2,871,000
Contract drilling	(307,000)	(172,000)	(648,000)	(115,000)
Residential real estate	(1,854,000)	-	(1,854,000)	-
Other	92,000	(72,000)	341,000	(11,000)
Total operating (loss) profit	(749,000)	2,916,000	1,454,000	7,711,000

General and administrative expenses	(2,367,000)	(3,819,000)	(4,213,000)	(6,133,000)
Interest expense	(219,000)	(312,000)	(438,000)	(620,000)
Interest income	3,000	6,000	15,000	14,000
(Loss) earnings before income taxes	$(3,332,000)	$(1,209,000)	$(3,182,000)	$972,000

10.                            ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of taxes, are as follows:

	March 31,	September 30,
	2012	2011

Foreign currency translation	$4,536,000	$3,093,000
Retirement plans liability	(2,673,000)	(2,803,000)

Accumulated other comprehensive income	$1,863,000	$290,000

11.                            FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Barnwell does not have any assets and liabilities that are required to be remeasured on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  The following table provides carrying value and fair value measurement information for nonrecurring fair value measurements recorded during the three and six months ended March 31, 2012 and March 31, 2011:

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the three and
	March 31,	Markets	Inputs	Inputs	six months ended
	2012	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
Real estate held for sale*	$10,786,000	$-	$10,786,000	$-	$1,854,000

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the three and
	March 31,	Markets	Inputs	Inputs	six months ended
	2011	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
Investment in residential parcels*	$2,830,000	$-	$2,830,000	$-	$190,000
Investment in joint ventures*	$1,754,000	$-	$-	$1,754,000	$121,000

*    The fair values included in the tables above represent only those assets whose carrying values were adjusted to fair value in each respective period.

The fair value of our real estate held for sale was based on recent sales negotiations with a potential buyer of one of the homes.  The fair values of both homes were revised downward as a result of the information provided by those negotiations.  Such fair value measurements have been classified as Level 2 valuations.

In determining the fair value of Barnwell’s investment in residential parcels, prices for comparable sales transactions were used by an independent real estate consulting and appraisal firm to estimate fair value.  Such fair value measurements have been classified as Level 2 valuations.

Kona Village Resort sustained considerable damage as a result of the March 2011 tsunami and subsequently shutdown indefinitely.  As a result of the resort’s shutdown, Barnwell determined that the fair value of its investment in Kona Village Resort was zero and wrote off its investment in Kona Village Investors, LLC.

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

12.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$388,000	$543,000
Income taxes	$455,000	$966,000

Supplemental disclosure of non-cash investing and financing activities:
Long-term debt borrowings refinanced	$-	$12,500,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $2,153,000 and $100,000 during the six months ended March 31, 2012 and 2011, respectively.  Additionally, during the six months ended March 31, 2012 and 2011, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $28,000 and $53,000, respectively.

13.                            SUBSEQUENT EVENT

In April 2012, Kaupulehu 2007 entered into a contract to sell one of the luxury residences at a price below carrying value.  Accordingly, during the three and six months ended March 31, 2012, Barnwell recorded a $1,854,000 reduction in the carrying values of both houses held for sale to reflect this decline in the estimated market value of the two luxury residences.  The sale is currently in escrow and is estimated to close in the quarter ending June 30, 2012.  There is no assurance that this transaction will be consummated.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2012.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other updates to the presentation of comprehensive income.  Under this guidance, an entity has the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In addition, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  In December 2011, the FASB issued an accounting standards update that defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income.  The deferral is temporary until the FASB reconsiders the operational concerns and needs of financial statement users.  The requirement to present comprehensive income in either a single continuous statement or two consecutive condensed statements is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  Adoption of the deferred requirement of this standard will impact the presentation of the Company’s consolidated financial statements.

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

Land Investment Segment

The land investment segment is comprised of the following three components:

1)  Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Kaupulehu Developments’ interests include the following:

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

Results of Operations

Summary

Barnwell incurred a net loss of $2,981,000 for the three months ended March 31, 2012, as compared to a net loss of $1,463,000 for the three months ended March 31, 2011.  The $1,518,000 increase in net loss was largely attributable to the following items:

•           A $2,383,000 decrease in oil and natural gas segment operating profit, before taxes, primarily resulting from:

▪                 The prior year period includes a $1,326,000 gain from third-party drilling royalty credits as compared to no such gain during the same period in the current year; and

▪                 Lower natural gas prices, lower net natural gas production and higher depletion expense, partially offset by higher oil prices and higher net oil production.

•           A $1,543,000 increase in reductions of the carrying value of assets in the current year period as compared to the prior year period.  The current year period includes a $1,854,000 write-down of real estate held for sale, as compared to a write-down of Barnwell’s investment in residential parcels and a write-off of our investment in Kona Village Investors, LLC totaling $311,000 during the prior year period.

The items above were partially offset by:

•           A $1,452,000 decrease in general and administrative expenses due primarily to a $1,450,000 decrease in stock appreciation rights expense due to fluctuations in Barnwell’s stock price.

Barnwell incurred a net loss of $3,263,000 for the six months ended March 31, 2012, as compared a net loss of $378,000 for the six months ended March 31, 2011.  The $2,885,000 increase in net loss was largely attributable to the following items:

•           A $2,708,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits (and excluding the impact of the reduction in carrying value of investment in residential parcels discussed above), as there were no development rights option receipts and decreased percentage of sales receipts in the current year period.

•           A $1,543,000 increase in reductions of the carrying value of assets in the current year period as compared to the prior year period.  The current year period includes a $1,854,000 write-down of real estate held for sale, as compared to a write-down of Barnwell’s investment in residential parcels and a write-off of our investment in Kona Village Investors, LLC totaling $311,000 during the prior year period.

•           A $1,704,000 decrease in oil and natural gas segment operating profit, before taxes, primarily resulting from:

▪                 The prior year period includes a $1,326,000 gain from third-party drilling royalty credits as compared to no such gain during the same period in the current year; and

▪                 Lower natural gas prices, lower net natural gas production and higher depletion expense, partially offset by higher oil prices and higher net oil production.

•           A $533,000 decrease in contract drilling operating results, before income taxes, due primarily to decreased well drilling activity performed in the current year period.

The items above were partially offset by:

•           A $1,920,000 decrease in general and administrative expenses due primarily to a $1,985,000 decrease in stock appreciation rights expense due to fluctuations in Barnwell’s stock price.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 2% and 1% in the three and six months ended March 31, 2012, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 2% and 4% at March 31, 2012 as compared to December 31, 2011 and September 30, 2011, respectively.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively.  Other comprehensive income and losses are not included in net (loss) earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2012 was $662,000, a $240,000 decrease from the $902,000 other comprehensive income due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2012 was $1,443,000, a $760,000 decrease from the $2,203,000 other comprehensive income due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  There were no taxes on other comprehensive income due to foreign currency translation adjustments in the three and six months ended March 31, 2012 and 2011 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas revenues

The following tables set forth Barnwell’s average prices per unit of production and net production volumes.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2012	2011	$	%
Natural Gas (Mcf)*	$1.85	$3.53	$(1.68)	(48%)
Oil (Bbls)**	$88.44	$83.08	$5.36	6%
Liquids (Bbls)**	$46.39	$48.09	$(1.70)	(4%)

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2012	2011	$	%
Natural Gas (Mcf)*	$2.38	$3.35	$(0.97)	(29%)
Oil (Bbls)**	$88.57	$77.97	$10.60	14%
Liquids (Bbls)**	$49.21	$44.80	$4.41	10%

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2012	2011	Units	%
Natural Gas (Mcf)*	719,000	756,000	(37,000)	(5%)
Oil (Bbls)**	43,000	37,000	6,000	16%
Liquids (Bbls)**	23,000	23,000	-	0%

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2012	2011	Units	%
Natural Gas (Mcf)*	1,484,000	1,556,000	(72,000)	(5%)
Oil (Bbls)**	91,000	74,000	17,000	23%
Liquids (Bbls)**	46,000	50,000	(4,000)	(8%)

___________________

*      Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $655,000 (9%) for the three months ended March 31, 2012, as compared to the same period in the prior year, primarily due to a decline in natural gas prices, which decreased 48%, as compared to the same period in the prior year.  The decrease was partially offset by an increase in net oil production, which increased 16%, as compared to the same period in the prior year.  The increase in net oil production was due partly to production from newer wells and lower freehold royalty rates as no freehold royalties were applied to newer areas, partially offset by natural declines in production from older properties.

Oil and natural gas revenues increased $536,000 (4%) for the six months ended March 31, 2012, as compared to the same period in the prior year, primarily due to increases in net oil production and oil prices, which increased 23% and 14%, respectively, as compared to the same period in the prior year.  The increase was partially offset by decreases in natural gas prices and net natural gas production, which decreased 29% and 5%, respectively, as compared to the same period in the prior year.  The increase in net oil production was due partly to production from newer wells partially offset by natural declines in production from older properties.  Also contributing to the increase in net oil production were lower royalty rates on certain high production rate properties resulting from the Government of Alberta’s modification to the royalty framework effective January 1, 2011, which reduced the maximum royalty rate for oil and natural gas production from 50% for each to 40% and 36%, respectively, and lower freehold royalty rates as no freehold royalties were applied to newer areas.

Due to the recent decline in natural gas prices, production from natural gas wells which produced approximately 8% of the Company’s 2011 natural gas production has been shut in by the Company and independent operators of such properties due to economic or logistical issues.  Although the impact to the three and six months ended March 31, 2012 was insignificant, future shut ins may result in the Company receiving materially less than anticipated production or no production and associated revenues from these properties until the Company or independent operator elects to return such wells to production.  The impact of any future natural gas wells shut in is unknown as such events are dependent upon the level of future natural gas prices, which the Company is unable to predict.

Sale of development rights and Sale of interest in leasehold land

Kaupulehu Developments received its final development rights option payment in December 2010.  Revenues related to sales of development rights under option for the six months ended March 31, 2012 and 2011 are summarized as follows:

	Six months ended
	March 31,
	2012	2011
Sale of development rights under option:
Proceeds	$-	$2,656,000
Fees	-	(159,000)

Revenues - sale of development rights, net	$-	$2,497,000

The following table summarizes the percentage of sales payment revenues received from WB:

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
Sale of interest in leasehold land:
Proceeds	$375,000	$-	$375,000	$600,000
Fees	(22,000)	-	(22,000)	(36,000)

Revenues - sale of interest in leasehold land, net	$353,000	$-	$353,000	$564,000

WB sold one ocean front single-family lot in Increment I during the three and six months ended March 31, 2012 and paid Kaupulehu Developments a percentage of sales payment totaling $375,000.  WB sold one ocean front single-family lot in Increment I during the six months ended March 31, 2011 and paid Kaupulehu Developments a percentage of sales payment totaling $600,000.  No lots were sold by WB during the three months ended March 31, 2011.  As of March 31, 2012, all of the 23 ocean front lots and seven of the 15 ocean view lots in Phase I of Increment I have been sold.  Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I.  The developer recently announced the release soon of a portion of Phase II of Increment I, but the Company cannot predict when WB will complete and begin marketing the remaining single-family lots in Phase II of Increment I.  There is no assurance with regard to the amounts of future sales from Increment I.

Contract drilling

Contract drilling revenues and contract drilling costs decreased $531,000 (65%) and $384,000 (45%), respectively, for the three months ended March 31, 2012, as compared to the same period in the prior year.  The contract drilling segment generated a $307,000 operating loss before general and administrative expenses in the three months ended March 31, 2012, an increase of $135,000 as compared to the $172,000 operating loss generated during the same period of the prior year.  Contract drilling revenues and contract drilling costs decreased $1,675,000 (70%) and $1,114,000 (50%), respectively, for the six months ended March 31, 2012, as compared to the same period in the prior year.  The contract drilling segment generated a $648,000 operating loss before general and administrative expenses in the six months ended March 31, 2012, an increase of $533,000 as compared to the $115,000 operating loss generated during the same period of the prior year.  The decreases in operating results were primarily due to lower well drilling activity and lower margins and difficulties encountered on certain pump installation jobs during the current year periods.

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

Gas processing and other

Gas processing and other income decreased $1,282,000 (91%) and $1,085,000 (72%) for the three and six months ended March 31, 2012, respectively, as compared to the same periods in the prior year.  The decreases are primarily attributable to a gain from drilling royalty credits of $1,326,000 for the three and six months ended March 31, 2011 due to the purchase of third-party drilling royalty credits by the oil and natural gas segment for less than par value during the three months ended March 31, 2011; no third-party drilling royalty credits were purchased during the three and six months ended March 31, 2012.  Under an incentive program that expired in the prior year, the Canadian province of Alberta provided temporary drilling royalty credits to eligible companies which drilled new conventional oil and natural gas wells on Alberta crown lands.  Certain companies earned drilling royalty credits in excess of a formulaic maximum, which resulted in such companies being unable to fully claim their drilling royalty credits.  Barnwell had limited drilling activity and thus acquired drilling royalty credits for less than par value from entities with excess drilling royalty credits allowing Barnwell to realize these gains.  The drilling royalty credit program ended in the prior year and in the absence of legislation to renew the program, gains from purchased drilling royalty credits will not occur in future periods.

General and administrative expenses

General and administrative expenses decreased $1,452,000 (38%) and $1,920,000 (31%) for the three and six months ended March 31, 2012, respectively, as compared to the same periods in the prior year.  The decreases were primarily attributable to decreases in stock appreciation rights expense due to fluctuations in Barnwell’s stock price of $1,450,000 and $1,985,000 for the three and six months ended March 31, 2012, respectively.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $363,000 (15%) and $842,000 (17%) for the three and six months ended March 31, 2012, respectively, as compared to the same periods in the prior year.  The increases resulted from 18% and 20% increases in the depletion rates for the three and six months ended March 31, 2012, respectively, due to increases in Barnwell’s costs of finding and developing proven reserves, primarily from exploration activity in the Seagram Lakes area during the second half of fiscal 2011.  The increases were partially offset by 2% and 1% decreases in the average exchange rate of the Canadian dollar to the U.S. dollar, for the three and six months ended March 31, 2012, respectively.

Reduction of carrying value of assets

The reduction of carrying value of assets increased $1,543,000 (496%) for the three and six months ended March 31, 2012, as compared to the same periods in the prior year.

In April 2012, Kaupulehu 2007 entered into a contract to sell one of the luxury residences at a price below carrying value.  Accordingly, during the three and six months ended March 31, 2012, Barnwell recorded a $1,854,000 reduction in the carrying values of both houses held for sale to reflect this decline in the estimated market value of the two luxury residences.  No reduction was necessary during the three and six months ended March 31, 2011.  The sale is currently in escrow and is estimated to close in the quarter ending June 30, 2012.  There is no assurance that this transaction will be consummated.

During the prior year’s three and six months ended March 31, 2011, Barnwell determined that a reduction of the carrying value of its investment in residential parcels was necessary and recorded a write-down of $190,000 as a result of changes in fair values for real estate in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.  No reduction was necessary during the three and six months ended March 31, 2012.

Kona Village Resort sustained considerable damage as a result of the March 2011 tsunami and subsequently shutdown indefinitely.  As such, Barnwell wrote-off its remaining investment in Kona Village Investors, LLC of $121,000 during the three and six months ended March 31, 2011.

Interest expense

Interest expense decreased $93,000 (30%) and $182,000 (29%) for the three and six months ended March 31, 2012, respectively, as compared to the same periods in the prior year primarily due to lower interest rates, borrowings and loan commitment fees.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2012, after adjusting (loss) earnings before income taxes for non-controlling interests, was 0% and (18%), respectively, as compared to (37%) and 175% for the three and six months ended March 31, 2011, respectively.

Consolidated taxes do not bear a customary relationship to pretax (losses) earnings due mainly to the fact that Canadian income taxes are not sheltered by current period U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating loss carryovers generated in the current year periods are not estimated to have any future U.S. tax benefit prior to expiration.

Included in the income tax provision for the six months ended March 31, 2011 is a $130,000 benefit primarily from the lapsing of the statute of limitations for uncertain tax positions related to Canadian income taxes.  There were no lapses of the statute of limitations for uncertain tax positions in the three months ended March 31, 2011 or in the three and six months ended March 31, 2012.  Offsetting this benefit were increases in the effective tax rate due to the increase in stock appreciation rights expense during the period that did not have a corresponding tax benefit as the related deferred tax asset has a full valuation allowance.

Net (loss) earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net loss attributable to non-controlling interests for the three months ended March 31, 2012 totaled $348,000, as compared to net loss attributable to non-controlling interests of $139,000 for the three months ended March 31, 2011.  The $209,000 (150%) increase in net loss is due primarily to impacts to non-controlling interests of larger write-downs of Barnwell’s assets, partially offset by an increase in revenues reported by the land investment segment in the current quarter as compared to the same period in the prior year.

Net loss attributable to non-controlling interests for the six months ended March 31, 2012 totaled $406,000, as compared to net earnings attributable to non-controlling interests of $471,000 for the same period in the prior year.  The $877,000 (186%) change is due primarily to impacts to non-controlling interests of larger write-downs of Barnwell’s assets and lower revenues reported by the land investment segment in the current year period as compared to the prior year period.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At March 31, 2012, Barnwell had $8,599,000 in cash and cash equivalents, $5,393,000 in working capital, and $8,018,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $3,027,000 for the six months ended March 31, 2012, as compared to $7,158,000 for the same period in the prior year.  The $4,131,000 change was primarily due to changes in working capital of $2,437,000, with the remainder being primarily attributable to the absence of the prior period’s gain on drilling royalty credits in the current year.

Net cash used in investing activities totaled $3,857,000 during the six months ended March 31, 2012, as compared to $3,110,000 during the same period of the prior year.  Cash outflows used for capital expenditures totaled $4,331,000 for the current year period versus $6,219,000 in the prior year period, a decrease of $1,888,000 due primarily to the prior year purchase of an office in New York City by a subsidiary of the Company for $1,860,000.  Investing cash inflows were $474,000 for the current year period as opposed to $3,109,000 in the prior year period, a $2,635,000 decrease due mainly to lower land investment segment proceeds in the current year.

Cash flows used in financing activities totaled $430,000 for the six months ended March 31, 2012, as compared to $894,000 during the same period of the prior year.  The $464,000 decrease in cash outflows is primarily due to a $602,000 decrease in distributions to non-controlling interests due to decreased land investment segment sales in the current year period as compared to the same period in the prior year.

Credit Arrangements

In February 2012, Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed through April 2013 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or US$20,018,000 at the March 31, 2012 exchange rate of 1.0009.  Borrowings under this facility were US$12,000,000 and unused credit available under this facility was US$8,018,000 at March 31, 2012.  The interest rate on the facility at March 31, 2012 was 3.0%.  The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at the Royal Bank U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank prime rate plus 1.50%.  A standby fee of 0.6250% per annum is charged on the unused facility balance.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii financial institution that terminates on April 1, 2018.  Principal and interest are paid monthly and are determined based on a loan amortization schedule over the remaining life of the loan.  The monthly payment for the first year is $169,000 and adjusts annually for changes in prevailing interest rates.  The interest rate on the loan at March 31, 2012 was 3.67%.  The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s four lots together with all improvements thereon.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The non-revolving real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio, a consolidated total liabilities to tangible net worth ratio, and a maximum loan to value ratio.  As of March 31, 2012, we were in compliance with the loan covenants.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $229,000 and $2,179,000 for the three and six months ended March 31, 2012, respectively, as compared to $1,790,000 and $4,417,000 for the three and six months ended March 31, 2011, respectively.  Management expects that oil and natural gas capital expenditures in fiscal 2012 will range from $5,000,000 to $7,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended March 31, 2012, Barnwell participated in the drilling of 2 gross (0.2 net) wells in Canada, of which one appears to be successful and the other is currently under evaluation.  During the six months ended March 31, 2012, Barnwell participated in the drilling of 4 gross (0.7 net) wells in Canada, of which all appear to be successful or are currently being evaluated.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Other Considerations

We believe our sources of funds such as current cash balances, future operating cash flows, land investment segment proceeds, residential home sales, and available credit will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest, and settle incentive compensation liabilities in cash, if necessary.  However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sales are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the current level of borrowings under the facility upon the April 2013 review, and/or we fall short of our key financial debt covenants for our real estate loan and are required to repay a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash inflows and/or higher cash outflows than expected, which in turn could have a material adverse effect on our operations, liquidity, cash flows and financial condition.  Absent a sufficient increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels.  As such, the near-term and longer-term outlook for sources and uses of funds and oil and natural gas capital resources remains highly dependent on the factors noted above.

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

As of March 31, 2012, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2012 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2012, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: May 11, 2012	/s/ Russell M. Gifford
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