Form 10-Q
period 2012-06-30
BARNWELL INDUSTRIES INC
filed 2012-08-10
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                ☐ Yes     ☒ No

As of August 7, 2012 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$9,719,000	$9,834,000
Accounts receivable, net of allowance for doubtful accounts of:
$43,000 at June 30, 2012; $70,000 at September 30, 2011	3,768,000	5,760,000
Prepaid expenses	338,000	298,000
Real estate held for sale	5,208,000	12,640,000
Other current assets	653,000	998,000

Total current assets	19,686,000	29,530,000

Investments	4,623,000	4,623,000

Property and equipment	246,287,000	239,036,000
Accumulated depletion, depreciation, and amortization	(195,640,000)	(184,417,000)
Property and equipment, net	50,647,000	54,619,000

Total assets	$74,956,000	$88,772,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,795,000	$2,750,000
Accrued capital expenditures	529,000	2,492,000
Accrued compensation	1,481,000	2,397,000
Payable to joint interest owners	730,000	1,012,000
Income taxes payable	-	199,000
Current portion of long-term debt	5,360,000	12,314,000
Other current liabilities	2,913,000	2,925,000

Total current liabilities	13,808,000	24,089,000

Long-term debt	12,000,000	11,400,000

Liability for retirement benefits	4,844,000	5,167,000

Asset retirement obligation	4,993,000	4,921,000

Deferred income taxes	4,451,000	4,481,000

Total liabilities	40,096,000	50,058,000

Equity:
Barnwell Industries, Inc. stockholders’ equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at June 30, 2012 and September 30, 2011	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	29,602,000	34,231,000
Accumulated other comprehensive income, net	1,215,000	290,000
Treasury stock, at cost:
167,900 shares at June 30, 2012 and September 30, 2011	(2,286,000)	(2,286,000)

Total Barnwell Industries, Inc. stockholders’ equity	34,043,000	37,747,000
Non-controlling interests	817,000	967,000

Total equity	34,860,000	38,714,000

Total liabilities and equity	$74,956,000	$88,772,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Oil and natural gas	$4,940,000	$7,559,000	$19,137,000	$21,220,000
Contract drilling	1,212,000	490,000	1,918,000	2,871,000
Sale of interest in leasehold land, net	129,000	681,000	482,000	1,245,000
Sale of development rights, net	-	-	-	2,497,000
Residential real estate	5,975,000	-	5,975,000	-
Gas processing and other	102,000	259,000	514,000	1,756,000

	12,358,000	8,989,000	28,026,000	29,589,000
Costs and expenses:
Oil and natural gas operating	2,442,000	2,965,000	7,975,000	8,445,000
Contract drilling operating	1,056,000	833,000	2,153,000	3,044,000
Residential real estate	5,990,000	-	5,990,000	-
General and administrative	1,877,000	1,201,000	6,090,000	7,334,000
Depletion, depreciation, and amortization	2,456,000	2,461,000	8,171,000	7,334,000
Reduction of carrying value of assets	-	-	1,854,000	311,000
Interest expense	200,000	242,000	638,000	862,000

	14,021,000	7,702,000	32,871,000	27,330,000

(Loss) earnings before income taxes	(1,663,000)	1,287,000	(4,845,000)	2,259,000

Income tax (benefit) provision	(262,000)	400,000	225,000	1,279,000

Net (loss) earnings	(1,401,000)	887,000	(5,070,000)	980,000

Less: Net (loss) earnings attributable to non-controlling interests	(35,000)	85,000	(441,000)	556,000

Net (loss) earnings attributable to Barnwell Industries, Inc.	$(1,366,000)	$802,000	$(4,629,000)	$424,000

Basic net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.17)	$0.10	$(0.56)	$0.05

Diluted net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.17)	$0.10	$(0.56)	$0.05

Weighted-average number of
common shares outstanding:
Basic	8,277,160	8,277,160	8,277,160	8,277,160
Diluted	8,277,160	8,381,762	8,277,160	8,337,633

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011

Net (loss) earnings	$(1,401,000)	$887,000	$(5,070,000)	$980,000

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(713,000)	150,000	731,000	2,353,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	65,000	63,000	194,000	190,000

Total other comprehensive (loss) income	(648,000)	213,000	925,000	2,543,000

Total comprehensive (loss) income	(2,049,000)	1,100,000	(4,145,000)	3,523,000

Less: Comprehensive (loss) income attributable to non-controlling interests	(35,000)	85,000	(441,000)	556,000

Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(2,014,000)	$1,015,000	$(3,704,000)	$2,967,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net (loss) earnings	$(5,070,000)	$980,000
Adjustments to reconcile net (loss) earnings to net cash
provided by operating activities:
Depletion, depreciation, and amortization	8,171,000	7,334,000
Reduction of carrying value of assets	1,854,000	311,000
Retirement benefits expense	546,000	564,000
Accretion of asset retirement obligation	261,000	256,000
Foreign exchange gain	-	(119,000)
Share-based compensation payments	-	(130,000)
Gain on sale of drilling equipment	(40,000)	-
Deferred income tax (benefit) expense	(18,000)	552,000
Asset retirement obligation payments	(313,000)	(36,000)
Share-based compensation (benefit) expense	(192,000)	972,000
Retirement plan contributions	(674,000)	(254,000)
Sale of interest in leasehold land, net	(482,000)	(1,245,000)
Sale of development rights, net	-	(2,497,000)
Real estate held for sale	5,578,000	-
Increase from changes in current assets and liabilities	1,009,000	7,166,000

Net cash provided by operating activities	10,630,000	13,854,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	-	2,497,000
Proceeds from sale of interest in leasehold land, net of fees paid	482,000	1,245,000
Proceeds from sale of drilling equipment, net	59,000	-
Proceeds from gas over bitumen royalty adjustments	48,000	72,000
Capital expenditures - oil and natural gas	(5,170,000)	(7,377,000)
Capital expenditures - all other	(103,000)	(2,075,000)

Net cash used in investing activities	(4,684,000)	(5,638,000)

Cash flows from financing activities:
Repayments of long-term debt	(6,354,000)	(1,758,000)
Contributions from non-controlling interests	320,000	280,000
Payment of loan commitment fees	-	(63,000)
Distributions to non-controlling interests	(29,000)	(740,000)

Net cash used in financing activities	(6,063,000)	(2,281,000)

Effect of exchange rate changes on cash and cash equivalents	2,000	160,000

Net (decrease) increase in cash and cash equivalents	(115,000)	6,095,000
Cash and cash equivalents at beginning of period	9,834,000	10,674,000

Cash and cash equivalents at end of period	$9,719,000	$16,769,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended June 30, 2012 and 2011

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at March 31, 2011	8,277,160	$4,223,000	$1,289,000	$33,962,000	$2,379,000	$(2,286,000)	$1,102,000	$40,669,000
Contributions from non-controlling interests							40,000	40,000
Distributions to non-controlling interests							(138,000)	(138,000)
Net earnings				802,000			85,000	887,000
Foreign currency translation adjustments, net of taxes of $0					150,000			150,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					63,000			63,000
Balance at June 30, 2011	8,277,160	$4,223,000	$1,289,000	$34,764,000	$2,592,000	$(2,286,000)	$1,089,000	$41,671,000

Balance at March 31, 2012	8,277,160	$4,223,000	$1,289,000	$30,968,000	$1,863,000	$(2,286,000)	$801,000	$36,858,000
Contributions from non-controlling interests							80,000	80,000
Distributions to non-controlling interests							(29,000)	(29,000)
Net loss				(1,366,000)			(35,000)	(1,401,000)
Foreign currency translation adjustments, net of taxes of $0					(713,000)			(713,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					65,000			65,000
Balance at June 30, 2012	8,277,160	$4,223,000	$1,289,000	$29,602,000	$1,215,000	$(2,286,000)	$817,000	$34,860,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Nine months ended June 30, 2012 and 2011

(Unaudited)

Accumulated
		Additional		Other
Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at September 30, 2010	8,277,160	$4,223,000	$1,289,000	$34,340,000	$49,000	$(2,286,000)	$993,000	$38,608,000
Contributions from non-controlling interests							280,000	280,000
Distributions to non-controlling interests							(740,000)	(740,000)
Net earnings				424,000			556,000	980,000
Foreign currency translation adjustments, net of taxes of $0					2,353,000			2,353,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					190,000			190,000
Balance at June 30, 2011	8,277,160	$4,223,000	$1,289,000	$34,764,000	$2,592,000	$(2,286,000)	$1,089,000	$41,671,000

Balance at September 30, 2011	8,277,160	$4,223,000	$1,289,000	$34,231,000	$290,000	$(2,286,000)	$967,000	$38,714,000
Contributions from non-controlling interests							320,000	320,000
Distributions to non-controlling interests							(29,000)	(29,000)
Net loss				(4,629,000)			(441,000)	(5,070,000)
Foreign currency translation adjustments, net of taxes of $0					731,000			731,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					194,000			194,000
Balance at June 30, 2012	8,277,160	$4,223,000	$1,289,000	$29,602,000	$1,215,000	$(2,286,000)	$817,000	$34,860,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2012, results of operations, comprehensive (loss) income, and equity for the three and nine months ended June 30, 2012 and 2011, and cash flows for the nine months ended June 30, 2012 and 2011, have been made.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

Reconciliations between net (loss) earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net (loss) earnings per share computations are detailed in the following tables:

	Three months ended June 30, 2012
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(1,366,000)	8,277,160	$(0.17)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(1,366,000)	8,277,160	$(0.17)

	Nine months ended June 30, 2012
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(4,629,000)	8,277,160	$(0.56)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(4,629,000)	8,277,160	$(0.56)

	Three months ended June 30, 2011
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$802,000	8,277,160	$0.10

Effect of dilutive securities - common stock options	-	104,602

Diluted net earnings per share	$802,000	8,381,762	$0.10

	Nine months ended June 30, 2011
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$424,000	8,277,160	$0.05

Effect of dilutive securities - common stock options	-	60,473

Diluted net earnings per share	$424,000	8,337,633	$0.05

Potentially dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potentially dilutive shares are excluded from the computation of (loss) earnings per share if their effect is antidilutive.  Options to purchase 815,375 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2012 and options to purchase 531,000 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2011 as their inclusion would have been antidilutive.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation (benefit) expense and related income tax effects are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011

Share-based compensation (benefit) expense	$(124,000)	$(945,000)	$(192,000)	$972,000

Income tax effect	$-	$-	$-	$-

Share-based compensation (benefit) expense recognized in (loss) earnings for the three and nine months ended June 30, 2012 and 2011 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations.  There was no impact on income taxes for the three and nine months ended June 30, 2012 and 2011 due to a full valuation allowance on the related deferred tax asset.

Equity-classified Awards

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2011 through June 30, 2012 is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2011	60,000	$8.62
Granted	-
Exercised	-
Expired/Forfeited	-
Outstanding at June 30, 2012	60,000	$8.62	2.4	$–

Exercisable at June 30, 2012	60,000	$8.62	2.4	$–

There was no share-based compensation expense for equity-classified awards in the three and nine months ended June 30, 2012 and 2011.

Liability-classified Awards

As of June 30, 2012, there was $66,000 of total unrecognized compensation cost related to nonvested liability-classified share options.  That cost is expected to be recognized over 1.4 years.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

	Nine months ended June 30,
	2012	2011

Expected volatility range	60.1% to 65.2%	36.4% to 70.9%
Weighted-average volatility	61.9%	62.2%
Expected dividends	0.0%	0.0%
Expected term (in years)	2.4 to 7.5	0.3 to 8.5
Risk-free interest rate	0.4% to 1.1%	0.0% to 2.8%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2011 through June 30, 2012 is presented below:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2011	755,375	$8.40
Granted	-
Exercised	-
Expired/Forfeited	-
Outstanding at June 30, 2012	755,375	$8.40	5.7	$-

Exercisable at June 30, 2012	591,625	$9.53	5.2	$-

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011

Due to vesting	$20,000	$76,000	$76,000	$293,000
Due to remeasurement	(144,000)	(1,021,000)	(268,000)	679,000
Total share-based compensation (benefit) expense for liability-based awards	$(124,000)	$(945,000)	$(192,000)	$972,000

No liability-classified options were exercised during the three and nine months ended June 30, 2012.  In the three and nine months ended June 30, 2011, the cash feature of 3,750 and 43,125 shares, respectively, of non-qualified options were exercised.  The total intrinsic value of the liability-classified options exercised during the three and nine months ended June 30, 2011 was $12,000 and $130,000, respectively.  There was no estimated tax benefit related to the options exercised during the three and nine months ended June 30, 2011 due to a full valuation allowance on the related deferred tax asset.

4.                                    REAL ESTATE HELD FOR SALE

During the quarter ended June 30, 2012, one of the homes developed by Kaupulehu 2007, LLLP (“Kaupulehu 2007”) was sold for $5,975,000 for a nominal loss.

During the quarter ended March 31, 2012, Kaupulehu 2007 recorded a $1,854,000 reduction in the carrying values of both houses held for sale to reflect a decline in the estimated market value of the two luxury residences.  The write-down is included in the Condensed Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

5.                                    INVESTMENTS

A summary of Barnwell’s investments as of June 30, 2012 and September 30, 2011 is as follows:

Investment in two residential parcels	$2,331,000
Investment in joint ventures	1,754,000
Investment in land interests:
Leasehold land zoned conservation – Lot 4C	50,000
Lot acquisition rights – Mauka Lands	488,000

Total investments	$4,623,000

Investment in two residential parcels

During the prior year’s nine months ended June 30, 2011, Kaupulehu 2007 recorded a $190,000 reduction of the carrying value of its investment in residential parcels as a result of changes in fair values for real estate in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.  The write-down is included in the Condensed Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”  No reduction was necessary during the three or nine months ended June 30, 2012.

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

Kona Village Resort sustained considerable damage as a result of the March 2011 tsunami and subsequently shut down indefinitely.  As such, Barnwell wrote off its remaining investment in Kona Village Investors, LLC of $121,000 during the nine months ended June 30, 2011.  The write-down is included in the Condensed Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

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

6.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	June 30,	September 30,
	2012	2011

Canadian revolving credit facility	$12,000,000	$12,000,000
Real estate loan	5,360,000	11,714,000

	17,360,000	23,714,000
Less: current portion	(5,360,000)	(12,314,000)

Total long-term debt	$12,000,000	$11,400,000

Canadian revolving credit facility

In February 2012, Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed through April 2013 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or US$19,626,000 at the June 30, 2012 exchange rate.  Unused credit available under this facility was US$7,626,000 and the interest rate on the facility was 2.7% at June 30, 2012.

The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at the Royal Bank U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank prime rate plus 1.50%.  A standby fee of 0.6250% per annum is charged on the unused facility balance.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2013.  Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period - 20% (5% per quarter), and in the second year of the term period - 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2013, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2013.  As no debt repayments will be required on or before June 30, 2013, the entire outstanding loan balance at June 30, 2012 is classified as long-term debt.

The Company conducts operations in Canada and is therefore subject to foreign currency transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar.  During the three and nine months ended June 30, 2011, the Company realized a foreign currency transaction gain of $119,000 as a result of the repayment of debt on the credit facility; there was no such gain during the three and nine months ended June 30, 2012.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank.  Principal and interest are paid monthly and are determined based on a loan amortization schedule.  Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel.  The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  The interest rate at June 30, 2012 was 3.57%.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

As a result of the sale of one of the homes during the quarter ended June 30, 2012, Kaupulehu 2007 repaid $5,277,000 of the real estate loan in addition to the scheduled monthly payments.

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

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio, a consolidated total liabilities to tangible net worth ratio, and a maximum loan to value ratio.  As of June 30, 2012, we were in compliance with the loan covenants.

The home collateralizing the loan is currently available for sale, therefore, the entire balance outstanding at June 30, 2012 under the term loan has been classified as a current liability.

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2012	2011	2012	2011	2012	2011
Service cost	$76,000	$74,000	$12,000	$12,000	$3,000	$4,000
Interest cost	81,000	78,000	15,000	14,000	12,000	17,000
Expected return on plan assets	(82,000)	(74,000)	-	-	-	-
Amortization of prior service cost	1,000	1,000	-	1,000	34,000	34,000
Amortization of net actuarial loss (gain)	28,000	21,000	4,000	4,000	(2,000)	2,000

Net periodic benefit cost	$104,000	$100,000	$31,000	$31,000	$47,000	$57,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2012	2011	2012	2011	2012	2011
Service cost	$227,000	$223,000	$37,000	$34,000	$9,000	$12,000
Interest cost	242,000	233,000	46,000	43,000	37,000	51,000
Expected return on plan assets	(246,000)	(222,000)	-	-	-	-
Amortization of prior service cost	4,000	4,000	-	3,000	102,000	102,000
Amortization of net actuarial loss (gain)	84,000	64,000	12,000	11,000	(8,000)	6,000

Net periodic benefit cost	$311,000	$302,000	$95,000	$91,000	$140,000	$171,000

Barnwell contributed $670,000 to the Pension Plan during the nine months ended June 30, 2012 and does not expect to make any further contributions during the remainder of fiscal 2012.  The SERP and Postretirement Medical plans are unfunded, and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2012 and expected payments under the SERP for fiscal 2012 are not material.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.                                    INCOME TAXES

The components of (loss) earnings before income taxes, after adjusting (loss) earnings for non-controlling interests, are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Canada	$(689,000)	$1,595,000	$837,000	$4,600,000
United States	(939,000)	(393,000)	(5,241,000)	(2,897,000)

	$(1,628,000)	$1,202,000	$(4,404,000)	$1,703,000

The components of the income tax (benefit) provision are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Current	$(420,000)	$43,000	$243,000	$727,000
Deferred	158,000	357,000	(18,000)	552,000

	$(262,000)	$400,000	$225,000	$1,279,000

Barnwell’s effective consolidated income tax rate for the three and nine months ended June 30, 2012, after adjusting (loss) earnings before income taxes for non-controlling interests, was 16% and (5%), respectively, as compared to 33% and 75% for the three and nine months ended June 30, 2011, respectively.

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

In addition, included in the income tax (benefit) provision for the three and nine months ended June 30, 2012 is a $93,000 benefit and included in the income tax provision for the three and nine months ended June 30, 2011 are $116,000 and $265,000 benefits, respectively, from the lapsing of the statute of limitations for uncertain tax positions related to Canadian income taxes.

9.                                    SEGMENT INFORMATION

Barnwell operates the following segments: 1) exploring for, developing, producing and selling oil and natural gas in Canada (oil and natural gas); 2) investing in land interests in Hawaii (land investment); 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling); and 4) developing homes for sale in Hawaii (residential real estate).

The following table presents certain financial information related to Barnwell’s reporting segments.  All revenues reported are from external customers with no intersegment sales or transfers.

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Oil and natural gas	$4,940,000	$7,657,000	$19,137,000	$22,644,000
Land investment	129,000	681,000	482,000	3,742,000
Contract drilling	1,212,000	490,000	1,918,000	2,871,000
Residential real estate	5,975,000	-	5,975,000	-
Other	96,000	143,000	493,000	300,000
Total before interest income	12,352,000	8,971,000	28,005,000	29,557,000
Interest income	6,000	18,000	21,000	32,000
Total revenues	$12,358,000	$8,989,000	$28,026,000	$29,589,000

Depletion, depreciation, and amortization:
Oil and natural gas	$2,299,000	$2,299,000	$7,701,000	$6,840,000
Contract drilling	128,000	138,000	385,000	423,000
Other	29,000	24,000	85,000	71,000
Total depletion, depreciation, and amortization	$2,456,000	$2,461,000	$8,171,000	$7,334,000

Reduction of carrying value of assets:
Land investment	$-	$-	$-	$190,000
Residential real estate	-	-	1,854,000	-
Other	-	-	-	121,000
Total reduction of carrying value of assets	$-	$-	$1,854,000	$311,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$199,000	$2,393,000	$3,461,000	$7,359,000
Land investment	129,000	681,000	482,000	3,552,000
Contract drilling	28,000	(481,000)	(620,000)	(596,000)
Residential real estate	(15,000)	-	(1,869,000)	-
Other	67,000	119,000	408,000	108,000
Total operating profit	408,000	2,712,000	1,862,000	10,423,000

General and administrative expenses	(1,877,000)	(1,201,000)	(6,090,000)	(7,334,000)
Interest expense	(200,000)	(242,000)	(638,000)	(862,000)
Interest income	6,000	18,000	21,000	32,000
(Loss) earnings before income taxes	$(1,663,000)	$1,287,000	$(4,845,000)	$2,259,000

10.                            ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of taxes, are as follows:

	June 30,	September 30,
	2012	2011

Foreign currency translation	$3,824,000	$3,093,000
Retirement plans liability	(2,609,000)	(2,803,000)

Accumulated other comprehensive income	$1,215,000	$290,000

11.                            FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Barnwell does not have any assets and liabilities that are required to be remeasured on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  The following tables provide carrying value and fair value measurement information for nonrecurring fair value measurements recorded during the periods indicated (there were no nonrecurring fair value measurements recorded for such assets and liabilities during the three months ended June 30, 2012 and June 30, 2011):

Nine months ended June 30, 2012:

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the nine
	June 30,	Markets	Inputs	Inputs	months ended
	2012	(Level 1)	(Level 2)	(Level 3)	June 30, 2012
Real estate held for sale*	$5,208,000	$-	$5,208,000	$-	$1,854,000

Nine months ended June 30, 2011:

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the nine
	June 30,	Markets	Inputs	Inputs	months ended
	2011	(Level 1)	(Level 2)	(Level 3)	June 30, 2011
Investment in residential parcels *	$2,830,000	$-	$2,830,000	$-	$190,000
Investment in joint ventures *	$1,754,000	$-	$-	$1,754,000	$121,000

*            The fair values included in the tables above represent only those assets whose carrying values were adjusted to fair value in each respective period.

The fair value of real estate held for sale was based on the sales price of the home sold, which is similar and located adjacent to the remaining home.  This fair value measurement has been classified as a Level 2 valuation.

In determining the fair value of Barnwell’s investment in residential parcels, prices for comparable sales transactions were used by an independent real estate consulting and appraisal firm to estimate fair value.  Such fair value measurements have been classified as Level 2 valuations.

Kona Village Resort sustained considerable damage as a result of the March 2011 tsunami and subsequently shut down indefinitely.  As a result of the resort’s shutdown, Barnwell determined that the fair value of its investment in Kona Village Resort was zero and wrote off its investment in Kona Village Investors, LLC.

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

12.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$586,000	$742,000
Income taxes	$455,000	$1,564,000

Supplemental disclosure of non-cash investing and financing activities:
Long-term debt borrowings refinanced	$-	$12,500,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $2,041,000 and increased $1,599,000 during the nine months ended June 30, 2012 and 2011, respectively.  Additionally, during the nine months ended June 30, 2012 and 2011, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $29,000 and $126,000, respectively.

13.                            SUBSEQUENT EVENTS

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2012.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Residential Real Estate Segment

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, constructs and sells luxury single-family homes.  Kaupulehu 2007, in addition to the two parcels described above, owns a luxury residence in the Kaupulehu area that is available for sale.  Kaupulehu 2007 does not currently have any homes under construction.

Contract Drilling Segment

Barnwell drills water, water monitoring and geothermal wells and installs and repairs water pumping systems in Hawaii.  Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Results of Operations

Summary

Barnwell incurred a net loss of $1,366,000 for the three months ended June 30, 2012, a $2,168,000 decrease from net earnings of $802,000 for the three months ended June 30, 2011.  This decrease was largely attributable to the following items:

•            A $2,194,000 decrease in oil and natural gas segment operating profit, before taxes, primarily resulting from lower prices received for natural gas, oil and natural gas liquids and lower net natural gas production.

•            A $676,000 increase in general and administrative expenses due primarily to the fact that general and administrative expenses in the prior year quarter included a $945,000 reduction in stock appreciation rights expense resulting from a significant decline in the market price of the Company’s stock, as compared to a $124,000 reduction in stock appreciation rights expense in the current quarter resulting from a lesser decline, partially offset by a decrease in current compensation costs due to decreased bonus expense.

•            A $552,000 decrease in land investment segment operating profit, before income taxes, due to decreased percentage of sales receipts in the current year period.

The items above were partially offset by:

•                 A $509,000 increase in contract drilling operating results, before income taxes, as operating results for the prior year quarter included the impacts of unforeseen difficulties on certain jobs, whereas there were no such difficulties in the current year quarter.

Barnwell incurred a net loss of $4,629,000 for the nine months ended June 30, 2012, a $5,053,000 decrease from net earnings of $424,000 for the nine months ended June 30, 2011.  This decrease was largely attributable to the following items:

•            A $3,898,000 decrease in oil and natural gas segment operating profit, before taxes, primarily resulting from:

▪                 The prior year period includes a $1,424,000 gain from third-party drilling royalty credits as compared to no such gain during the same period in the current year; and

▪               Lower natural gas prices, higher depletion expense and lower net natural gas production partially offset by higher net oil production.

•            A $3,260,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits (and excluding the impact of the reduction in carrying value of investment in residential parcels discussed below), as there were no development rights option receipts and decreased percentage of sales receipts in the current year period.

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

The items above were partially offset by:

•                 A $1,244,000 decrease in general and administrative expenses due primarily to the fact that general and administrative expenses in the prior year period included $972,000 of stock appreciation rights expense resulting from a significant increase in the market price of the Company’s stock, as compared to a $192,000 reduction in stock appreciation rights expense in the current year period resulting from a decline in the market price of the Company’s stock.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 4% and 2% in the three and nine months ended June 30, 2012, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 2% and increased 2% at June 30, 2012 as compared to March 31, 2012 and September 30, 2011, respectively.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively.  Other comprehensive income and losses are not included in net (loss) earnings.  Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2012 was $713,000, an $863,000 decrease from $150,000 of other comprehensive income due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2012 was $731,000, a $1,622,000 decrease from $2,353,000 of other comprehensive income due to foreign currency translation adjustments, net of taxes, for the same period in the prior year.  There were no taxes on other comprehensive (loss) income due to foreign currency translation adjustments in the three and nine months ended June 30, 2012 and 2011 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas revenues

The following tables set forth Barnwell’s average prices per unit of production and net production volumes.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended
	June 30,		(Decrease)
	2012	2011	$	%
Natural Gas (Mcf)*	$1.25	$3.52	$(2.27)	(64%)
Oil (Bbls)**	$78.03	$98.03	$(20.00)	(20%)
Liquids (Bbls)**	$42.91	$56.95	$(14.04)	(25%)

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2012	2011	$	%
Natural Gas (Mcf)*	$2.06	$3.40	$(1.34)	(39%)
Oil (Bbls)**	$85.41	$84.89	$0.52	1%
Liquids (Bbls)**	$47.12	$48.39	$(1.27)	(3%)

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2012	2011	Units	%
Natural Gas (Mcf)*	588,000	663,000	(75,000)	(11%)
Oil (Bbls)**	39,000	39,000	-	0%
Liquids (Bbls)**	23,000	21,000	2,000	10%

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2012	2011	Units	%
Natural Gas (Mcf)*	2,072,000	2,219,000	(147,000)	(7%)
Oil (Bbls)**	130,000	113,000	17,000	15%
Liquids (Bbls)**	69,000	71,000	(2,000)	(3%)

*    Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**  Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $2,619,000 (35%) for the three months ended June 30, 2012, as compared to the same period in the prior year, primarily due to a decline in natural gas, oil and natural gas liquids prices, which decreased 64%, 20% and 25%, respectively, as compared to the same period in the prior year.  The decrease was also attributable to a decrease in net natural gas production, which decreased 11%, as compared to the same period in the prior year, primarily due to an adjustment of natural gas royalty allowances by the Government of Alberta relating to non-operated properties.  Gross natural gas production was essentially unchanged during the three months ended June 30, 2012, as compared to the same period in the prior year, as a decline in natural gas production due to shut-in wells was offset by the fact that natural gas production in the prior year period was reduced by a scheduled Dunvegan plant and pipeline maintenance shutdown, whereas there was no such shutdown in the current year period.

Oil and natural gas revenues decreased $2,083,000 (10%) for the nine months ended June 30, 2012, as compared to the same period in the prior year, primarily due to decreases in natural gas prices and net natural gas production, which decreased 39% and 7%, respectively, as compared to the same period in the prior year.  The decrease was partially offset by a 15% increase in net oil production, as compared to the same period in the prior year.  The increase in net oil production was due partly to production from newer wells, partially offset by natural declines in production from older properties.  Also contributing to the increase in net oil production were lower freehold royalty rates as no freehold royalties were applied to newer areas.

Due to the recent decline in natural gas prices, certain natural gas wells have been shut in by the Company and independent operators of such properties due to economic or operational issues.  Gross natural gas production from these wells in the prior year quarter accounted for approximately 9% of the gross natural gas production for that period.  Future additional shut ins may result in the Company receiving materially less than anticipated production or no production and associated revenues from affected properties until the Company or independent operator elects to return such wells to production.  The impact of any future natural gas well shut ins is unknown as such events are dependent upon the level of future natural gas prices and the ability to resolve specific operational issues, which the Company is unable to predict.

Oil and natural gas operating expenses

Oil and natural gas operating expenses decreased $523,000 (18%) and $470,000 (6%) for the three and nine months ended June 30, 2012, respectively, as compared to the same periods in the prior year, due primarily to lower workover activity and repairs.  Also contributing to the decreases were 4% and 2% decreases in the average exchange rate of the Canadian dollar to the U.S. dollar for the three and nine months ended June 30, 2012, respectively.

Sale of development rights and Sale of interest in leasehold land

Kaupulehu Developments received its final development rights option payment in December 2010.  Revenues related to sales of development rights under option for the nine months ended June 30, 2012 and 2011 are summarized as follows:

	Nine months ended
	June 30,
	2012	2011
Sale of development rights under option:
Proceeds	$-	$2,656,000
Fees	-	(159,000)

Revenues - sale of development rights, net	$-	$2,497,000

The following table summarizes the percentage of sales payment revenues received from WB:

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Sale of interest in leasehold land:
Proceeds	$137,000	$725,000	$512,000	$1,325,000
Fees	(8,000)	(44,000)	(30,000)	(80,000)

Revenues - sale of interest in leasehold land, net	$129,000	$681,000	$482,000	$1,245,000

During the three and nine months ended June 30, 2012, WB sold one and two single-family lots in Increment I, respectively.  WB sold two and three single-family lots in Increment I during the three and nine months ended June 30, 2011, respectively.  As of June 30, 2012, 31 of the 38 single-family lots in Phase I of Increment I have been sold.

Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I.  The developer recently released and began marketing a portion of the 42 single-family lots in Phase II of Increment I.  The Company cannot predict when WB will complete the remaining single-family lots in Phase II of Increment I and there is no assurance with regard to the amounts of future sales from Increment I.

Contract drilling

Contract drilling revenues and contract drilling costs increased $722,000 (147%) and $223,000 (27%), respectively, for the three months ended June 30, 2012, as compared to the same period in the prior year.  The contract drilling segment generated a $28,000 operating profit before general and administrative expenses in the three months ended June 30, 2012, an increase of $509,000 as compared to the $481,000 operating loss generated during the same period of the prior year.  The increase in operating results was primarily due to higher activity and because there were unforeseen difficulties encountered on certain jobs during the prior year period.

Contract drilling revenues and contract drilling costs decreased $953,000 (33%) and $891,000 (29%), respectively, for the nine months ended June 30, 2012, as compared to the same period in the prior year.  The contract drilling segment generated a $620,000 operating loss before general and administrative expenses in the nine months ended June 30, 2012, a decrease of $24,000 as compared to the $596,000 operating loss generated during the same period of the prior year.  The decrease in operating results was primarily due to lower well drilling activity as compared to the same period of the prior year.

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

Residential real estate revenues and expenses

During the quarter ended June 30, 2012, one of the luxury residences was sold for $5,975,000.  The carrying value of the home sold and costs related to the sale totaled $5,990,000, resulting in a nominal loss.

Gas processing and other

Gas processing and other income decreased $1,242,000 (71%) for the nine months ended June 30, 2012, as compared to the same period in the prior year.  The decrease was primarily attributable to a gain from drilling royalty credits of $1,424,000 for the nine months ended June 30, 2011, due to the purchase of third-party drilling royalty credits by the oil and natural gas segment for less than par value during the nine months ended June 30, 2011; no third-party drilling royalty credits were purchased during the nine months ended June 30, 2012.  Under an incentive program that expired in the prior year, the Canadian province of Alberta provided temporary drilling royalty credits to eligible companies which drilled new conventional oil and natural gas wells on Alberta crown lands.  Certain companies earned drilling royalty credits in excess of a formulaic maximum, which resulted in such companies being unable to fully claim their drilling royalty credits.  Barnwell had limited drilling activity and thus acquired drilling royalty credits for less than par value from entities with excess drilling royalty credits allowing Barnwell to realize these gains.  The drilling royalty credit program ended in the prior year and in the absence of legislation to renew the program, gains from purchased drilling royalty credits will not occur in future periods.

General and administrative expenses

General and administrative expenses increased $676,000 (56%) for the three months ended June 30, 2012 as compared to the same period in the prior year.  The increase was primarily due to the fact that general and administrative expenses in the prior year quarter included a $945,000 reduction in stock appreciation rights expense resulting from a significant decline in the market price of the Company’s stock, as compared to a $124,000 reduction in stock appreciation rights expense in the current quarter resulting from a lesser decline.  The increase was partially offset by a $222,000 decrease in the current compensation costs, largely due to decreased bonus expense.

General and administrative expenses decreased $1,244,000 (17%) for the nine months ended June 30, 2012, as compared to the same period in the prior year.  The decrease was primarily due to the fact that general and administrative expenses in the prior year period included $972,000 of stock appreciation rights expense resulting from a significant increase in the market price of the Company’s stock, as compared to a $192,000 reduction in stock appreciation rights expense in the current year period resulting from a decline in the market price of the Company’s stock.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $5,000 (0%) for the three months ended June 30, 2012, as compared to the same period in the prior year.  The decrease was primarily due to a 6% decrease in net production and a 4% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar for the three months ended June 30, 2012, as compared to the same period in the prior year.  The decrease was principally offset by an 11% increase in the depletion rate.

Depletion, depreciation, and amortization increased $837,000 (11%) for the nine months ended June 30, 2012, as compared to the same period in the prior year.  The increase was due to a 17% increase in the depletion rate, partially offset by 2% decreases in net production and the average exchange rate of the Canadian dollar to the U.S. dollar for the nine months ended June 30, 2012, as compared to the same period in the prior year.

The increase in the depletion rate was due to increases in Barnwell’s costs of finding and developing proven reserves, primarily from exploration activity in the Seagram Lakes area during the second half of fiscal 2011.

Reduction of carrying value of assets

The reduction of carrying value of assets increased $1,543,000 (496%) for the nine months ended June 30, 2012, as compared to the same period in the prior year.  There were no reductions of carrying value of assets during the three months ended June 30, 2012 or 2011.

In April 2012, Kaupulehu 2007 entered into a contract to sell one of the luxury residences at a price below carrying value.  Accordingly, during the nine months ended June 30, 2012, Barnwell recorded a $1,854,000 reduction in the carrying values of both houses held for sale to reflect this decline in the estimated market value of the two luxury residences.  No reduction was necessary during the three months ended June 30, 2012 or in the three and nine months ended June 30, 2011.

During the prior year’s nine months ended June 30, 2011, Barnwell determined that a reduction of the carrying value of its investment in residential parcels was necessary and recorded a write-down of $190,000 as a result of changes in fair values for real estate in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.  No reduction was necessary during the nine months ended June 30, 2012.

Kona Village Resort sustained considerable damage as a result of the March 2011 tsunami and subsequently shut down indefinitely.  As such, Barnwell wrote off its remaining investment in Kona Village Investors, LLC of $121,000 during the nine months ended June 30, 2011.

Interest expense

Interest expense decreased $42,000 (17%) and $224,000 (26%) for the three and nine months ended June 30, 2012, respectively, as compared to the same periods in the prior year primarily due to lower interest rates, borrowings and loan commitment fees.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and nine months ended June 30, 2012, after adjusting (loss) earnings before income taxes for non-controlling interests, was 16% and (5%), respectively, as compared to 33% and 75% for the three and nine months ended June 30, 2011, respectively.

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

In addition, included in the income tax (benefit) provision for the three and nine months ended June 30, 2012 is a $93,000 benefit and included in the income tax provision for the three and nine months ended June 30, 2011 are $116,000 and $265,000 benefits, respectively, from the lapsing of the statute of limitations for uncertain tax positions related to Canadian income taxes.

Net (loss) earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net loss attributable to non-controlling interests for the three months ended June 30, 2012 totaled $35,000, as compared to net income attributable to non-controlling interests of $85,000 for the three months ended June 30, 2011.  The $120,000 (141%) change is due primarily to impacts to non-controlling interests of lower revenues reported by the land investment segment in the current quarter as compared to the same period in the prior year.

Net loss attributable to non-controlling interests for the nine months ended June 30, 2012 totaled $441,000, as compared to net earnings attributable to non-controlling interests of $556,000 for the same period in the prior year.  The $997,000 (179%) change is due primarily to impacts to non-controlling interests of larger write-downs of Barnwell’s assets and lower revenues reported by the land investment segment in the current year period as compared to the prior year period.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At June 30, 2012, Barnwell had $9,719,000 in cash and cash equivalents, $5,878,000 in working capital, and $7,626,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $10,630,000 for the nine months ended June 30, 2012, as compared to $13,854,000 for the same period in the prior year, a decrease of $3,224,000.  The decrease was primarily due to changes in working capital of $6,157,000, the absence of the prior period’s gain on drilling royalty credits in the current year, and lower natural gas prices as compared to the prior year.  The decrease was partially offset by $5,578,000 of proceeds from the sale of real estate in the current year.

Net cash used in investing activities totaled $4,684,000 during the nine months ended June 30, 2012, as compared to $5,638,000 during the same period of the prior year.  Cash outflows used for capital expenditures totaled $5,273,000 for the current year period versus $9,452,000 in the prior year period, a decrease of $4,179,000 due primarily to the prior year purchase of an office in New York City by a subsidiary of the Company for $1,860,000 and lower oil and natural gas capital expenditures.  Investing cash inflows were $589,000 for the current year period as opposed to $3,814,000 in the prior year period, a $3,225,000 decrease due mainly to lower land investment segment proceeds in the current year.

Cash flows used in financing activities totaled $6,063,000 for the nine months ended June 30, 2012, as compared to $2,281,000 during the same period of the prior year.  The $3,782,000 increase in cash outflows is primarily due to an increase in debt repayments of $4,596,000 resulting largely from the sale of one luxury residence in June 2012.  The increase was partially offset by a $711,000 decrease in distributions to non-controlling interests due to decreased land investment segment sales in the current year period as compared to the comparable prior year period.

Credit Arrangements

In February 2012, Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed through April 2013 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or US$19,626,000 at the June 30, 2012 exchange rate of 0.9813.  Borrowings under this facility were US$12,000,000 and unused credit available under this facility was US$7,626,000 at June 30, 2012.  The interest rate on the facility at June 30, 2012 was 2.7%.  The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at the Royal Bank U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank prime rate plus 1.50%.  A standby fee of 0.6250% per annum is charged on the unused facility balance.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018.  Principal and interest are paid monthly and are determined based on a loan amortization schedule.  Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel.  The monthly payment was adjusted effective May 1, 2012 to $169,000.  The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  The interest rate at June 30, 2012 was 3.57%.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.  The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

As a result of the sale of one of the homes in June 2012, Kaupulehu 2007 repaid $5,277,000 of the real estate loan in addition to the scheduled monthly payments.  The loan amortization will accordingly be prospectively adjusted to reflect the impact of the reduced loan balance.

The non-revolving real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio, a consolidated total liabilities to tangible net worth ratio, and a maximum loan to value ratio.  As of June 30, 2012, we were in compliance with the loan covenants.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $979,000 and $3,158,000 for the three and nine months ended June 30, 2012, respectively, as compared to $4,955,000 and $9,102,000 for the three and nine months ended June 30, 2011, respectively.  Management expects that oil and natural gas capital expenditures in fiscal 2012 will range from $5,000,000 to $7,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended June 30, 2012, Barnwell participated in the drilling of 2 gross (1.2 net) wells in Canada, of which one appears to be successful and one was a dry hole.  During the nine months ended June 30, 2012, Barnwell participated in the drilling of 6 gross (2.0 net) wells in Canada, of which five appear to be successful and one was a dry hole.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

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

As of June 30, 2012, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2012 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2012, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: August 10, 2012	/s/ Russell M. Gifford
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