Form 10-K
period 2012-09-30
BARNWELL INDUSTRIES INC
filed 2012-12-12
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-5103

BARNWELL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Alakea Street, Suite 2900, Honolulu, Hawaii	96813-2833
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:  (808) 531-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.50 per share	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          ☐ Yes     ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $11,756,000.

As of December 1, 2012 there were 8,277,160 shares of common stock outstanding.

Documents Incorporated by Reference

1.            Proxy statement to be forwarded to stockholders on or about January 20, 2013 is incorporated by reference in Part III hereof.

GLOSSARY OF TERMS

Defined below are certain terms used in this Form 10-K:

Terms	Definitions

ASC	Accounting Standards Codification

Barnwell	Barnwell Industries, Inc. and all majority-owned subsidiaries

Barnwell of Canada	Barnwell of Canada, Limited

Bbl(s)	stock tank barrel(s) of oil equivalent to 42 U.S. gallons

Boe	barrel of oil equivalent at the rate of 5.8 Mcf per Bbl of oil or NGL

FASB	Financial Accounting Standards Board

GAAP	U.S. generally accepted accounting principles

Gross

Total number of acres or wells in which Barnwell owns an interest; includes interests owned of record by Barnwell and, in addition, the portion(s) owned by others; for example, a 50% interest in a 320 acre lease represents 320 gross acres and a 50% interest in a well represents 1 gross well. In the context of production volumes, gross represents amounts before deduction of the royalty share due others.

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

Net

Barnwell’s aggregate interest in the total acres or wells; for example, a 50% interest in a 320 acre lease represents 160 net acres and a 50% interest in a well represents 0.5 net well. In the context of production volumes, net represents amounts after deduction of the royalty share due others.

NGL(s)	natural gas liquid(s)

SEC	United States Securities and Exchange Commission

Water Resources	Water Resources International, Inc.

WB	WB KD Acquisition, LLC

WBKD	WB KD Acquisition II, LLC

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

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2012 represented Barnwell’s 56th year of operations.  Barnwell operates in the following four principal business segments:

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

•                 Residential Real Estate Segment.  Barnwell develops homes for sale in Hawaii.

Oil and Natural Gas Segment

Overview

Through our wholly-owned subsidiary, Barnwell of Canada, we are involved in the acquisition, exploration and development of oil and natural gas properties.  Barnwell of Canada initiates and participates in exploratory and developmental operations for oil and natural gas on properties in which it has an interest and evaluates proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere.

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

All exploratory and developmental operations are overseen by Barnwell’s Calgary, Alberta staff and Barnwell’s Chief Operating Officer located in Honolulu, along with senior management and independent petroleum reserve engineers as necessary.  In fiscal 2012, Barnwell participated in exploratory and developmental operations in Alberta and Saskatchewan, although Barnwell does not limit its consideration of exploratory and developmental operations to these areas.

Natural gas prices are typically higher in the winter than at other times due to increased heating demand.  Oil prices are also subject to seasonal fluctuations, but to a lesser degree.  Oil and natural gas unit sales are based on the quantity produced from the properties by the properties’ operator.

Key Property

Barnwell’s principal oil and natural gas property is located in the Dunvegan area of Alberta, Canada and is called the Dunvegan Unit.  Barnwell holds an 8.9% working interest in the Dunvegan Unit which, at September 30, 2012, had 220 producing natural gas wells.  There were no wells drilled in the Dunvegan Unit in fiscal 2012.

In fiscal 2012, Dunvegan contributed 67% of Barnwell’s net natural gas production, 88% of Barnwell’s net natural gas liquids production, and 1% of Barnwell’s net oil production, representing 55% of the Company’s total net production on a Boe basis (403,000 Boe of a total 734,000 Boe).  In fiscal 2012, Dunvegan contributed 30% of Barnwell’s oil and natural gas revenues.

Dunvegan’s proved natural gas reserves represented 6,129,000 net Mcf or 55% of our total proved natural gas reserves as of September 30, 2012.  Dunvegan’s proved oil and natural gas liquids reserves represented 216,000 net Bbl or 20% of our total proved oil and natural gas liquids reserves as of September 30, 2012.  In total as of September 30, 2012, Dunvegan’s reserves represented 43% of the Company’s total net reserves on an Mcfe basis.

Preparation of Reserves Estimates

Barnwell’s reserves are estimated by our independent petroleum reserve engineers, InSite.  All information with respect to the Company’s reserves in this Form 10-K is derived from the report of InSite.  A copy of the report issued by InSite is filed with this Form 10-K as Exhibit 99.1.  InSite has been the Company’s independent petroleum reserve engineers for over 20 years.

The preparation of data used by the independent petroleum reserve engineers to compile our oil and natural gas reserves estimates is completed in accordance with various internal control procedures which include verification of data input into reserves evaluation software, reconciliations and reviews of data provided to the independent petroleum reserve engineers to ensure completeness, and management review controls, including an independent internal review of the final reserve report for completeness and accuracy.

Barnwell has a Reserves Committee consisting of four independent directors, the Company’s President and Chief Operating Officer, and the Company’s Executive Vice President and Chief Financial Officer.  The Reserves Committee was established to ensure the independence of the Company’s petroleum reserve engineers.  The Reserves Committee is responsible for reviewing the annual reserve evaluation report prepared by the independent petroleum reserve engineering firm and ensuring that the reserves are reported fairly in a manner consistent with industry standards.  The Reserves Committee meets annually to discuss reserves issues and policies and to meet with Company personnel and our independent petroleum reserve engineers.

Barnwell of Canada’s President and Chief Operating Officer has primary responsibility for overseeing the preparation of the Company’s reserves estimates by our independent petroleum reserve engineers; he is a licensed professional engineer with over 34 years of experience in all facets of the oil and natural gas industry both in Canada and internationally and is a member of the Association of Professional Engineers and Geoscientists of Alberta.

Reserves

The amounts set forth in the following table, prepared by InSite, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2012 on all properties in which Barnwell has an interest.  All of Barnwell’s proved reserves are developed; Barnwell has no proved undeveloped reserves as of September 30, 2012.  All of our oil and natural gas reserves are located in Canada.  These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars.  No estimates of total proved net oil or natural gas reserves have been filed with or included in reports to any federal authority or agency, other than the SEC, since October 1, 2011.

September 30, 2012
Oil, including natural gas liquids (Bbls)	1,078,000
Natural gas (Mcf)	11,109,000
Total (Boe)	2,993,000

During fiscal 2012, Barnwell’s total net proved developed reserves, including proved developed producing reserves, of oil and natural gas liquids decreased by 106,000 Bbls (9%) and total net proved developed reserves of natural gas decreased by 3,834,000 Mcf (26%).

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

Undiscounted future net cash flows, after income taxes	$ 47,346,000

Standardized measure of discounted future net cash flows	$ 35,290,000	*

*     This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s natural gas and oil reserves.  An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $2.34 per Mcf and an oil price of $84.14 per Bbl for 2012) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods.  Production amounts reported are net of royalties.  All of Barnwell’s net production in fiscal 2012, 2011 and 2010 was derived in Canada, primarily in Alberta.  For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2012	2011	2010
Annual net production:
Natural gas liquids (Bbls)	91,000	93,000	103,000
Oil (Bbls)	168,000	157,000	140,000
Natural gas (Mcf)	2,753,000	2,950,000	3,245,000
Total (Boe)	734,000	759,000	802,000

Annual average sales price per unit of production:
Bbl of natural gas liquids*	$ 46.48	$ 49.23	$ 40.05
Bbl of oil*	$ 83.83	$ 84.96	$ 69.55
Mcf of natural gas**	$ 2.03	$ 3.42	$ 3.82

Annual average production cost
per Mcfe produced***	$ 2.28	$ 2.41	$ 1.99

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

Capital Expenditures

Barnwell invested $4,915,000 in oil and natural gas properties during fiscal 2012, of which $496,000 (10%) was for acquisition of oil and natural gas leases, $1,778,000 (36%) was for exploration costs and $2,641,000 (54%) was for development of oil and natural gas properties.

Capital expenditures for equipping of wells and acquisition of land totaled $1,004,000 in the Dunvegan area in fiscal 2012.  No wells were drilled in the Dunvegan area in fiscal 2012.

Capital expenditures totaled $1,784,000 in the Mantario area of Saskatchewan in fiscal 2012.  Barnwell acquired 1,373 net acres and drilled four gross (2.3 net) oil wells in fiscal 2012 of which two gross (1.0 net) wells were successful and producing at September 30, 2012 and two gross (1.3 net) wells were dry.  Of the dry wells, Barnwell expects to convert one gross (0.7 net) well into a salt water disposal well.

Capital expenditures totaled $922,000 in the Chigwell area in fiscal 2012.  One gross (0.5 net) oil well was drilled in fiscal 2012 which was successful and waiting to be tied in at September 30, 2012.

Capital expenditures totaled $443,000 in the Wood River area in fiscal 2012.  Three gross (0.2 net) oil wells drilled in fiscal 2012 were successful and on production at September 30, 2012.

Well Drilling Activities

During fiscal 2012, Barnwell participated in the drilling of seven development wells, five of which are producing or management believes should be capable of production.  Of the two dry holes,  Barnwell expects to convert one gross (0.7 net) well into a salt water disposal well.  Barnwell participated in the drilling of one exploratory well which was waiting to be tied in at September 30, 2012.  Of the eight wells Barnwell participated in the drilling of during fiscal 2012, five gross (2.7 net) wells were on prospects developed by Barnwell.

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the fiscal years ended September 30, 2012, 2011 and 2010 in which Barnwell participated.  All wells were drilled in Canada.

	Productive		Productive		Total Productive
	Oil Wells		Gas Wells		Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2012
Gross	1.0	5.0	-	-	1.0	5.0	-	2.0	1.0	7.0
Net	0.5	1.2	-	-	0.5	1.2	-	1.3	0.5	2.5

2011
Gross	-	9.0	-	7.0	-	16.0	1.0	1.0	1.0	17.0
Net	-	2.8	-	0.6	-	3.4	0.5	0.5	0.5	3.9

2010
Gross	1.0	5.0	-	16.0	1.0	21.0	-	1.0	1.0	22.0
Net	0.5	0.8	-	1.4	0.5	2.2	-	0.1	0.5	2.3

At September 30, 2012, Barnwell was not in the process of drilling any oil or natural gas wells.

Productive Wells

As of September 30, 2012, Barnwell had interests in 701 gross (85.4 net) productive wells, of which 185 gross (33.8 net) were oil wells and 516 gross (51.6 net) were natural gas wells.  Eight natural gas wells and one oil well have dual or multiple completions.  All wells were in Canada.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases which we held as of September 30, 2012.

	Developed Acreage*		Undeveloped Acreage*		Total*
Location	Gross	Net	Gross	Net	Gross	Net

Canada	232,203	37,565	160,425	45,804	392,628	83,369

*      “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells.  “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Forty-seven percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2012.  The 53% of Barnwell’s leasehold interests in undeveloped acreage subject to expiration expire over the next five fiscal years, if not developed, as follows: 20% expire during fiscal 2013; 2% expire during fiscal 2014; 12% expire during fiscal 2015; 40% expire during fiscal 2016; and 26% expire during fiscal 2017.  There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes concentrations in these areas of Alberta: Dunvegan (5,760 net acres), Thornbury (5,949 net acres) and Bonanza/Balsam (2,296 net acres) and in the following area of Saskatchewan: Seagram Lakes (3,512 net acres).

Marketing of Oil and Natural Gas

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts between itself and marketers of oil.  The price of oil and natural gas liquids is freely negotiated between the buyers and sellers and is largely determined by the world price for oil, which is principally denominated in U.S. dollars.

Natural gas sold by Barnwell is generally sold under both long-term and short-term contracts with prices indexed to market prices.  The price of natural gas is freely negotiated between buyers and sellers and is principally determined for Barnwell by western Canadian/Midwestern U.S. prices for natural gas.  In fiscal 2012 and 2011, Barnwell took virtually all of its oil, natural gas liquids, and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf.

Barnwell’s oil and natural gas segment derived 67% of its oil and natural gas revenues in fiscal 2012 from three individually significant customers, Shell Trading Canada (49%), ProGas Limited (11%) and Glencoe Resources Limited (7%).  Barnwell’s natural gas production from Dunvegan and other properties is sold on the spot market under daily and monthly contracts in a manner consistent with current industry practice to marketers.  In fiscal 2012, 12% of Barnwell’s production was marketed by an agent acting on behalf of Barnwell where all products are sold directly to the final purchasers with the agent not taking title to the production.

In fiscal 2012, over 90% of Barnwell’s oil and natural gas revenues were from products sold at spot prices.

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

Eighty-eight percent of Barnwell’s gross revenues are derived from properties located within Alberta.

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

On January 1, 2009, a New Royalty Framework (“NRF”) went into effect, whereby royalty rates on conventional oil and natural gas production were both price-sensitive and production-sensitive and may increase up to a maximum royalty rate of 50%.  The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per Mcf.  Effective January 1, 2011, the Government of Alberta modified Alberta’s royalty framework.  The modified framework reduced the maximum royalty rate of 50% for oil and natural gas production to 40% and 36%, respectively, and also introduced a new well royalty rate of 5% for both new oil and natural gas wells for up to 12 months after the start of production.  In fiscal 2012, 74% of royalties related to Alberta government charges and 26% of royalties related to freehold, override and other charges which are not directly affected by the NRF.  In fiscal 2011, 69% of royalties related to Alberta government charges and 31% of royalties related to freehold, override and other charges which are not directly affected by the NRF.

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

In fiscal 2012, the weighted-average royalty rate paid on all of Barnwell’s natural gas was 5%.  The weighted-average rate of all royalties paid to governments and others on natural gas from the Dunvegan Unit, Barnwell’s principal oil and natural gas property, was 1% in fiscal 2012.

In fiscal 2012, the weighted-average royalty rate paid on oil was 23%.

In 2009, the Alberta government announced a short-term incentive program which included a drilling royalty credit for new conventional oil and natural gas wells.  Under the program, the Canadian province of Alberta provided a temporary drilling royalty credit based on a fixed dollar amount per meter drilled to eligible companies which drilled new conventional oil and natural gas wells on Alberta crown lands from April 1, 2009 to March 31, 2011.  The drilling royalty credit program ended in 2011.

During fiscal 2008, the Canadian government enacted reductions in the corporate tax rate from 18.5% in calendar years 2011 and 2012 to 16.5% and 15% in calendar years 2011 and 2012, respectively.  There was no enactment of a reduction in Canadian tax rates during fiscal 2011 or 2012.

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

Land Investment Segment

Overview

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that owns interests in leasehold land at Kaupulehu, located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii.

Kaupulehu 2007, a Hawaii limited liability limited partnership 80%-owned by Barnwell, owns two residential parcels held for investment in the Lot 4A Increment I area of Kaupulehu.  See Residential Real Estate Segment for a discussion of Kaupulehu 2007’s luxury residence for sale.

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

Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The lots within Increment I consist of two phases.  Phase I consists of 38 completed single-family lots (23 ocean front lots and 15 ocean view lots) and Phase II is planned for 42 single-family lots.  The developer recently released and began marketing a portion of the 42 single-family lots in Phase II.  The Company cannot predict when WB will complete the remaining single-family lots in Phase II.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse.  Increment II is not yet developed.

Kaupulehu Developments is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.  In fiscal 2012, two single-family lots were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2012 to $150,000,000.  As of September 30, 2012, 31 of the 38 single-family lots in Phase I of Increment I have been sold.

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

WB and/or WBKD have the exclusive right to negotiate with Kaupulehu Developments with respect to approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu area located adjacent to Increment II (“Lot 4C”) until June 2013 unless extended by Barnwell.

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

Water Resources derived 12% and 53% of its contract drilling revenues in fiscal 2012 and 2011, respectively, pursuant to federal, state of Hawaii and county contracts.  At September 30, 2012, Water Resources had accounts receivables from federal, state of Hawaii and county entities totaling $150,000.  Water Resources has lien rights on wells drilled and pumps installed for federal, state of Hawaii, county and private entities.

In fiscal 2012, Water Resources started two well drilling and eight pump installation and repair contracts and completed twelve pump installation and repair contracts.  Six of the twelve pump installation and repair contracts were started in the prior year.  Fifty-eight percent of well drilling and pump installation and repair jobs, representing 12% of total contract drilling revenues in fiscal 2012, have been pursuant to government contracts.

At September 30, 2012, Water Resources had a backlog of three well drilling and eight pump installation and repair contracts, of which two well drilling and four pump installation and repair contracts were in progress as of September 30, 2012.

The dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2012 and 2011 was as follows:

	December 1,
	2012	2011
Well drilling	$400,000	$-
Pump installation and repair	920,000	570,000
	$1,320,000	$570,000

All of the contracts in backlog at December 1, 2012 are expected to be completed within fiscal year 2013.

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

Competitive pressures are expected to remain high, thus there is no assurance that the quantity of available or awarded jobs which occurred in fiscal 2012 will continue.

Residential Real Estate Segment

Overview

Kaupulehu 2007 develops luxury residences for sale.

Operations

We began our homebuilding business in fiscal 2007 when Kaupulehu 2007 purchased two parcels in the Lot 4A Increment I area of Kaupulehu from WB.  Construction of the two homes commenced in fiscal 2007 and was completed in fiscal 2009.  During fiscal 2012, one of the homes developed by Kaupulehu 2007 was sold.  At September 30, 2012, Kaupulehu 2007 owns one luxury residence that is available for sale and did not have any homes under construction.  This home is a 5-bedroom, 6.5-bath ranch-style home and is 6,275 square feet in size.  Construction of additional homes will depend upon the timing and extent of changes in market conditions and the ability of the Company to obtain financing for such projects.

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

Employees

As of December 1, 2012, Barnwell employed 37 individuals; 35 on a full time basis and 2 on a part time basis.

Environmental Costs

Barnwell is subject to extensive environmental laws and regulations.  Federal, state, and Canadian governmental agencies issue rules and regulations and enforce laws to protect the environment which are often difficult and costly to comply with and which carry substantial penalties for failure to comply, particularly in regard to the discharge of materials into the environment.  These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require Barnwell to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.  Barnwell did not incur material environmental costs in fiscal 2012.

Available Information

We are required to file annual, quarterly and current reports and other information with the SEC.  These filings are not deemed to be incorporated by reference in this report.  You may read and copy any document filed by us at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.  Furthermore, we maintain an internet site at www.brninc.com.  We make available on our internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as practicable after we electronically file such reports with, or furnish them to, the SEC.  The contents of these websites are not incorporated into this filing.  Furthermore, the Company’s references to URLs for these websites are intended to be textual references only.

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

Entity-Wide Risks

The continued economic slowdown and depressed prices for natural gas may have impacts on our business and financial condition that we currently cannot predict.

The economic slowdown has affected demand for oil and natural gas, luxury real estate, and water well drilling and pump installation services.  Additionally, the discovery and availability of natural gas from shale has resulted in an oversupply of natural gas in North America.  Absent a sufficient increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels.

If Barnwell’s cash flow from operations is not sufficient to satisfy its capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements or available on terms acceptable to the Company.  Inability to access sufficient capital and credit, in combination with insufficient operating cash flows and land investment sales proceeds, will result in continuing decreases in oil and natural gas reserves that in turn will result in a decline in cash flows from oil and natural gas production to amounts that are insufficient to cover ongoing expenses and debt service requirements.

Our future level of indebtedness and the terms of our financing arrangements may adversely affect our operations, financial condition and limit our growth.

At September 30, 2012, we had borrowings under our credit facility and real estate loan of approximately $17.2 million.  In the ordinary course of business, we may incur significant additional debt in order to fund future capital expenditures, acquisitions and homebuilding activities.

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

In addition, our Canadian revolving credit facility is subject to periodic redetermination.  A decrease in the facility could require us to repay indebtedness in excess of the borrowing base, or we may need to further secure the lenders with additional collateral. Furthermore, our real estate loan agreement contains provisions requiring us to maintain compliance with a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1.  Noncompliance with any of the ratios could result in the need to pay down a portion of the outstanding borrowings before their scheduled due dates.

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

As of September 30, 2012, four of our stockholders, including two of our executive officers, held approximately 44% of our outstanding common stock.  The interests of one or more of these stockholders may not always coincide with the interests of other stockholders.  These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company.  The significant stockholders who also are executive officers could significantly affect our business, policies and affairs.

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

We follow the full cost method of accounting for costs related to our oil and natural gas properties.  Under this method, the net book value of properties less related deferred income taxes, may not exceed a calculated “ceiling.”  The ceiling is the estimated after tax future net revenues from proved oil and natural gas properties, discounted at 10% per year.  In calculating discounted future net revenues, average first-day-of-the-month oil and natural gas prices during the 12-month period ending in the reporting period are held constant, except for changes which are fixed and determinable by existing contracts.  The excess, if any, of the net book value above the ceiling is required to be written off as an expense.  A sufficient decline in oil or natural gas prices or other factors, without other mitigating circumstances, could result in future reductions of the carrying value of our oil and natural gas properties and an equivalent charge to earnings.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety.  Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces.  Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations.  We derive a significant portion of our revenues from our operations in Canada.  In fiscal 2012, we derived 74% of our revenues from operations in Canada.

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

We may have difficulty funding our planned capital expenditures, which could have an adverse effect on our business.

We make and expect to continue to make capital expenditures in our exploration and development projects.  Without adequate capital resources, our drilling and other activities may be limited and our business, financial condition and results of operations may suffer.  We may not be able to generate sufficient operating cash flows or secure necessary financing on reasonable terms or at all and financing may not continue to be available to us under our existing financing arrangements.  If capital resources are unavailable, we may be forced to curtail our drilling, development and other activities or be forced to sell some of our assets under untimely or unfavorable terms.  Any such curtailment or sale could have a material adverse effect on our business, financial condition and results of operations.

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

The real estate investment industry is cyclical in nature and is particularly vulnerable to shifts in local, regional, and national economic conditions outside of our control such as interest rates, housing demand, population growth, employment levels, job growth and property taxes.  Further, a weakening of the economic drivers in Hawaii, which include tourism, military spending, construction starts and employment, and a decrease in market demand adversely impacted the level of real estate activity in Hawaii.  The industry has experienced a significant decrease in demand for new luxury resort real estate since 2007 and this trend may continue for an extended period of time.  Conditions in both the United States and international economies remain weak, which puts continued pressure on consumer confidence for residential real estate.  These challenging market conditions are expected to continue for the foreseeable future and, in the near term, these conditions may further deteriorate.  We expect that continued weakness in the industry could adversely affect our business, results of operations and financial condition.

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

The risk of owning undeveloped lots can be substantial, and we may have bought lots which we cannot profitably sell.  The market value of residential lots can fluctuate significantly as a result of changing economic market conditions.  Prevailing market conditions may significantly influence the market value of our residential parcels held for investment.  In the event of changes in economic or market conditions, we may have to sell the residential lots at lower margins or at a loss.  Furthermore, if market conditions continue to deteriorate, we may be required to write-down the carrying value of our residential parcels held for investment.  Such write-downs would have a negative impact on our results of operations and financial condition.

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

Our contract drilling business is dependent on our relationships with key vendors, customers and subcontractors.  The loss of or damage to any of our key relationships could negatively affect our business.

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

Risks Related to Residential Real Estate Segment

The market value of our real estate interests could decline, which may require write-downs of the carrying value of our real estate held for sale to its estimated fair value.  Any write-downs would negatively impact our results of operations.

The risk of owning developed and undeveloped land can be substantial for homebuilders. Homebuilding requires that we acquire land for replacement and expansion of land inventory within our existing and new markets.  The risks inherent in purchasing and developing land increase as consumer demand for housing decreases.  Thus, we may have bought and developed land which we cannot profitably sell or on which we cannot profitably build and sell homes.  The market value of land, buildable lots and housing inventories can fluctuate significantly as a result of changing economic market conditions.  It is possible that the measures we employ to manage inventory risks will not be successful and as a result our operations may suffer.  In addition, inventory carrying costs can be significant and can result in losses in a poorly performing market.  Prevailing market conditions may significantly influence the market value of our real estate held for sale.  In the event of changes in economic or market conditions, we may have to sell homes or land inventory at lower margins or at a loss.  Furthermore, if the market conditions continue to deteriorate, we will be required to write-down the carrying value of our real estate held for sale.  Such write-downs would have a negative impact on our results of operations and financial condition.

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

We are reliant upon the sale of our home as a source of liquidity.  If we are unable to sell the home within a reasonable timeframe, operating results, cash inflows and financial condition could be materially impacted.

Barnwell currently owns one luxury residence that is available for sale in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.

Monthly payments of principal and interest on the related real estate loan are due on the first day of each month and will change as a result of a change in the interest rate, the sale of the house or the sale of a residential parcel.  Upon the sale of the house or a residential parcel, we will be required to make a principal payment in the amount of the net sales proceeds of the house or residential parcel.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

The timing and amount of residential home sales are unpredictable and may be sporadic.  The inability to sell the home within a reasonable timeframe will lead to additional interest, maintenance, property taxes and other holding costs.  Furthermore, if estimated cash inflows from the home sale is less than current expectations, operating results, cash inflows and financial condition could be materially impacted.

We have limited experience in the homebuilding industry.

Homebuilding is a relatively new business segment for us, and we are relying to a material extent on our business partners to help us execute our real estate business plan.

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

•                 our ability to continue to acquire additional land or options thereon on acceptable terms; and

•                 the condition of the real estate market and the general economy.

For example, the timing of land acquisitions and permitting impacts our ability to pursue the development of new housing projects in accordance with our real estate business plan.  If the timing of land acquisitions, zoning or regulatory approvals is delayed, we will be delayed in our ability to develop housing projects, which would likely decrease our backlog.  Furthermore, these delays could result in a decrease in our revenues and earnings for the periods in which the delays occur and possibly subsequent periods until the planned housing projects can be completed.  A delay in home closings due to natural disasters, adverse weather or contractor availability would have a similar impact on revenues and earnings for the period in which the delays occur.  Further, revenues may increase in subsequent periods over what would normally be expected as a result of increased home closings as the delays described above are resolved.

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

Severe weather and other natural conditions or disasters may impair the value of our real estate property.

Severe weather and other natural conditions or disasters, such as, but not limited to, earthquakes, landslides, hurricanes, tornadoes, tsunamis, volcanic activity, droughts, floods, and heavy or prolonged rain, can negatively affect our operations by requiring us to perform potentially costly repairs to our projects.  Further, these conditions can delay home closings, adversely affect the cost or availability of materials or labor, or impair the value of the property on a temporary or permanent basis.  To the extent our insurance is not adequate to cover business interruption losses or repair costs resulting from these events, our total earned revenues and earnings may be adversely affected.

The homebuilding industry is highly competitive and, with more limited resources than some of our competitors, we may not be able to compete effectively.

The homebuilding industry is highly competitive.  We face competition from other developers on the island of Hawaii and from other luxury residential resort properties in Hawaii and the mainland United States.  In many cases, our competitors have greater financial and other resources, more established market positions, lower costs of capital, labor and material than we do.  Homebuilders compete for, among other things, desirable land, financing, raw materials, skilled labor and purchasers.  We compete for residential sales on the basis of a number of interrelated factors, including location, reputation, amenities, design, quality and price, with numerous homebuilders, including some homebuilders with greater financial resources and/or lower costs than us.  Increased competition could also reduce the number of homes we deliver, reducing our revenues, or cause us to accept reduced margins to maintain sales volumes.  A reduction in our revenue or margins due to competitive factors could affect our ability to service our debt, including the credit facilities.

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

ITEM 4.         MINE SAFETY DISCLOSURES

Disclosure is not applicable to Barnwell.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE MKT under the ticker symbol “BRN.”  The following tables present the quarterly high and low sales prices, on the NYSE MKT, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2010	$3.69	$2.72	December 31, 2011	$3.73	$2.70
March 31, 2011	$9.01	$3.70	March 31, 2012	$4.14	$2.60
June 30, 2011	$7.75	$4.91	June 30, 2012	$3.48	$2.79
September 30, 2011	$5.20	$2.91	September 30, 2012	$3.37	$2.87

Holders

As of December 1, 2012, there were 8,277,160 shares of common stock, par value $0.50, outstanding.  There were approximately 1,341 holders of the common stock of the registrant as of December 1, 2012.

Dividends

No dividends were declared or paid during fiscal years 2012 or 2011.  The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

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

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2012 and 2011, and the related Consolidated Statements of Operations, Comprehensive (Loss) Income, Cash Flows, and Equity for the years ended September 30, 2012 and 2011.  This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments.  Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures.  The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries.  Our reserve estimates are prepared annually by independent petroleum reserve engineers and quarterly by internal personnel.  The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information.  In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 2% of the previous year’s estimate.  However, there can be no assurance that more significant revisions will not be necessary in the future.  If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.  If reported reserve volumes were revised downward by 5% at the end of fiscal 2012, the ceiling limitation would have decreased approximately $2,570,000 before income taxes.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense.  The lower the estimated reserves, the higher the depletion rate per unit of production.  Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production.  If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2012, depletion for fiscal 2012 would have increased by approximately $518,000.

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

Real Estate Held for Sale and Investment in Residential Parcels

Policy Description

Real estate held for sale and investment in residential parcels are recorded at the lower of cost or estimated fair value less costs to sell.  If an asset’s fair value less costs to sell, based on estimated future cash flows, management estimates or market comparisons, is less than its carrying amount, the asset is written down to its estimated fair value less costs to sell.

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

Judgments and Assumptions

The Company’s passive investments in joint ventures are reviewed for impairment whenever there is an indication of a loss in value.  An investment is written down to fair value if the impairment is other-than-temporary.  In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgment are involved.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions, as well as a joint venture’s current and future plans to the extent that such plans are known to the Company.  Impairment calculations contain additional uncertainties because they require management to make assumptions and apply judgments to estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates.  Changes in these and other assumptions could affect the projected operational results of the unconsolidated affiliates and, accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results.

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

Asset Retirement Obligation

Policy Description

Barnwell records the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  When the assumptions used to estimate a recorded asset retirement obligation change, a revision is recorded to both the asset retirement obligation and the capitalized cost of asset retirements.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset.  Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities.  The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.  Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations.  Actual asset retirement obligations through the end of fiscal 2012 have not materially differed from our estimates.  However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future.  A 20% increase in accretion and depletion of the asset retirement obligation would have increased Barnwell’s fiscal 2012 expenses before taxes by approximately $186,000.

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

Land Investment Segment

The land investment segment is comprised of the following three components:

1)   Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land at Kaupulehu located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.  Kaupulehu Developments’ interests include the following:

•                 The right to receive payments from WB and WBKD, entities not affiliated with Barnwell and its subsidiaries, resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by WB and WBKD in two increments (“Increment I” and “Increment II”).  Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean.  The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu.  Increment II is the remaining portion of the approximately 870-acre property, is currently undeveloped, and is zoned for single-family and multi-family residential units and a golf course and clubhouse.

•                 Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above.  Kaupulehu Developments has an agreement which provides WB and/or WBKD the exclusive right to negotiate with Kaupulehu Developments with respect to these 1,000 acres.  This right expires in June 2013 unless extended by Barnwell.

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

Oil and Natural Gas Segment

Historically, oil and natural gas prices have been highly volatile.  Demand for natural gas also changes from season to season.

Natural gas prices hit their lowest price in a decade during 2012, and in recent years demand for natural gas has been weak according to Canada’s National Energy Board.  The key contributing factor to the decline in demand is the economic recession which has led to reduced worldwide natural gas consumption.  In addition, the discovery and availability of natural gas from shale has resulted in an oversupply of natural gas in North America.  The economic recession also continues to impact oil prices due to reduced demand.  The current low natural gas price environment has caused the Company to reduce its planned capital spending for fiscal 2013.  This level of oil and natural gas capital expenditures is likely insufficient to maintain current production and reserve levels.

Land Investment and Residential Real Estate Segments

Kaupulehu 2007’s luxury home is a 5-bedroom, 6.5-bath ranch-style home, 6,275 square feet in size and is available for sale.  Barnwell will have continuing cash outflows such as debt repayments, interest, maintenance, property taxes, and other holding costs until the home and lots held for investment are sold.

Demand for developed residential homes and lots within the Kaupulehu area remains slow.  Furthermore, we do not control or determine when or if the remainder of Increment I or Increment II will be developed.  If real estate activity in the Kaupulehu area does not increase, our operating results, financial condition, liquidity and cash flows could be adversely affected.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii.  The most recent State of Hawaii Department of Business, Economic Development and Tourism forecast suggests that although both the value of permits issued for private development and the number of government contracts awarded increased, the construction industry remains somewhat depressed and near-term prospects remain limited.  This is evidenced by a decline in construction jobs.  Management currently estimates that well drilling activity for fiscal 2013 will be similar to that of fiscal 2012 based upon contracts in backlog and estimates of future job availability.

Results of Operations

Summary

Barnwell incurred a net loss for fiscal 2012 of $10,136,000, a $10,027,000 decrease in operating results from a net loss of $109,000 in fiscal 2011.  This decrease was largely attributable to the following:

•                 A $5,557,000 decrease in oil and natural gas segment operating profit, before reduction in carrying value of assets and taxes, primarily resulting from:

¡	Lower natural gas prices, higher depletion expense and lower net natural gas production partially offset by higher net oil production; and

¡	The prior year period included a $1,424,000 gain from third-party drilling royalty credits as compared to no such gain in the current year.

•                 A $5,419,000 increase in reductions of the carrying value of assets in the current year as compared to the prior year.  The current year includes a $2,551,000 reduction of the carrying value of oil and natural gas properties, a $1,854,000 write-down of real estate held for sale, a $1,754,000 write-off of our investment in joint ventures, and a $488,000 write-off of our lot acquisition rights, whereas the prior year includes write-downs of Barnwell’s investment in residential parcels and real estate held for sale and a write-off of our investment in Kona Village Investors, LLC totaling $1,228,000.

•                 A $3,260,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits (and excluding the impact of the reduction in carrying value discussed above), as there were no development rights option receipts and decreased percentage of sales receipts in the current year.

The decrease was partially offset by a $757,000 decrease in general and administrative expenses due primarily to decreased stock appreciation rights expense and bonus expense.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 2% in fiscal 2012, as compared to fiscal 2011, and the exchange rate of the Canadian dollar to the U.S. dollar increased 6% at September 30, 2012, as compared to September 30, 2011.  Accordingly, the assets, liabilities, stockholders’ equity, and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively.  Other comprehensive income and losses are not included in net (loss) earnings.  The other comprehensive income due to foreign currency translation adjustments, net of taxes, for fiscal 2012 was $1,927,000, a $2,373,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $446,000 in fiscal 2011.  There were no taxes on other comprehensive (loss) income due to foreign currency translation adjustments in fiscal 2012 and 2011 due to a full valuation allowance on the related deferred tax assets.

Realized foreign currency transaction gains or losses were inconsequential in fiscal 2012 and 2011.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period.  Barnwell cannot accurately predict future fluctuations between Canadian and U.S. dollars.

Oil and natural gas revenues

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2012 as compared to fiscal 2011.  Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Decrease
	2012	2011	$	%
Natural gas (Mcf)*	$ 2.03	$ 3.42	$ (1.39)	(41%)
Oil (Bbls)	$ 83.83	$ 84.96	$ (1.13)	(1%)
Liquids (Bbls)	$ 46.48	$ 49.23	$ (2.75)	(6%)

	Annual Net Production
			Increase (Decrease)
	2012	2011	Units	%
Natural gas (Mcf)	2,753,000	2,950,000	(197,000)	(7%)
Oil (Bbls)	168,000	157,000	11,000	7%
Liquids (Bbls)	91,000	93,000	(2,000)	(2%)

__________________

*      Natural gas price per unit is net of pipeline charges.

Oil and natural gas revenues decreased $4,194,000 (15%) from $28,804,000 in fiscal 2011 to $24,610,000 in fiscal 2012, primarily due to decreases in natural gas prices and net natural gas production, which decreased 41% and 7%, respectively, as compared to the prior year.  The decrease was partially offset by a 7% increase in net oil production, as compared to the prior year.

At Dunvegan, net natural gas production decreased 16,000 Mcf or 1%.  Natural production declines at Dunvegan were partially offset by a lower royalty rate and the fact that Dunvegan natural gas was produced throughout fiscal 2012, whereas a scheduled plant and pipeline maintenance shutdown in the prior year reduced Dunvegan net natural gas production by 60,000 Mcf in fiscal 2011.  Dunvegan contributed 67% of Barnwell’s net natural gas production in fiscal 2012, as compared to 64% in fiscal 2011, and natural gas production from the Dunvegan Unit was responsible for 62% of Barnwell’s natural gas revenue in fiscal 2012, as compared to 60% in fiscal 2011.

Net natural gas production at all other properties decreased 17% due to both natural declines and wells being shut in during the year.  Due to the significant decline and continued depression of natural gas prices, certain natural gas wells were shut in by the Company and independent operators of such properties in fiscal 2012 due to economic or operational issues.  Net natural gas production from these wells in the prior year accounted for approximately 8% of the net natural gas production for that period.  Future additional wells being shut in may result in the Company receiving materially less than anticipated production or no production and associated revenues from affected properties until the Company or independent operator elects to return such wells to production.  The impact of any future natural gas well shut ins is unknown as such events are dependent upon the level of future natural gas prices and the ability to resolve specific operational issues, which the Company is unable to predict.

The increase in net oil production was due partly to production from newer wells, partially offset by natural declines in production from older properties.  Also contributing to the increase in net oil production were lower freehold royalty rates as no freehold royalties were applied to newer wells.

The Company continues to direct the majority of its exploration and development focus on oil rather than natural gas due to the poor outlook for natural gas prices.  Accordingly, it is likely that the Company’s natural gas and natural gas liquids production will continue to decline as its natural gas properties age.

Oil and natural gas operating expenses

Operating expenses decreased $959,000 (8%) to $10,445,000 in fiscal 2012, as compared to $11,404,000 in fiscal 2011, due primarily to lower workover activity and repairs, partially as a result of lower natural gas prices, and lower operating costs resulting from lower production.  Also contributing to the decrease was a 2% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses $215,000.

Sale of development rights and Sale of interest in leasehold land

Kaupulehu Developments received its final development rights option payment from Hualalai Investors, the owner and current developer of Hualalai Resort, in December 2010.  Revenues related to sales of development rights under option for the years ended September 30, 2012 and 2011 are summarized as follows:

	Year ended September 30,
	2012	2011
Sale of development rights under option:
Proceeds	$-	$2,656,000
Fees	-	(159,000)
Revenues – sale of development rights, net	$-	$2,497,000

The following table summarizes the percentage of sales payment revenues received from WB for the years ended September 30, 2012 and 2011:

	Year ended September 30,
	2012	2011
Sale of interest in leasehold land:
Proceeds	$512,000	$1,325,000
Fees	(30,000)	(80,000)
Revenues – sale of interest in leasehold land, net	$482,000	$1,245,000

WB sold two single-family lots in Increment I during the year ended September 30, 2012 as compared to three single-family lots during the year ended September 30, 2011.

As of September 30, 2012, 31 of the 38 single-family lots in Phase I of Increment I have been sold by WB.  Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I.  The developer recently released and began marketing a portion of the 42 single-family lots in Phase II of Increment I.  The Company cannot predict when WB will complete the remaining single-family lots in Phase II of Increment I and there is no assurance with regard to the amounts of future sales from Increment I.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues decreased $1,515,000 (39%) to $2,340,000 in fiscal 2012, as compared to $3,855,000 in fiscal 2011, and contract drilling costs decreased $891,000 (23%) to $2,991,000 in fiscal 2012, as compared to $3,882,000 in fiscal 2011.  The contract drilling segment generated a $1,160,000 operating loss before general and administrative expenses during fiscal 2012, a decrease in operating results of $573,000 as compared to an operating loss before general and administrative expenses of $587,000 in fiscal 2011.  The decrease in operating results was due to lower well drilling activity as compared to the prior year and increased losses on certain pump installation and repair contracts due to unforeseen difficulties.

At September 30, 2012, there was a backlog of three well drilling and eight pump installation and repair contracts, of which two well drilling and four pump installation and repair contracts were in progress as of September 30, 2012.  The backlog of contract drilling revenues as of December 1, 2012 was approximately $1,320,000.  All of the contracts in backlog at December 1, 2012 are expected to be completed within fiscal year 2013.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.  There has been a significant decrease in demand for water well drilling contracts in the last three years due largely to the impact of the recession and continuing weak economic conditions on both private real estate development and governmental capital improvement budgets.  Lack of availability of contracts has also resulted in increased competition for available contracts, which generally has resulted in lower estimated margins on awarded contracts.  Continued lack of water well drilling contracts may necessitate future cost reduction measures, temporary shutdown of water well drilling operations, or sale or liquidation of a portion of our contract drilling equipment.  The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as the duration of the slowdown in construction activity is unknown.

Residential real estate revenues and expenses

During the quarter ended June 30, 2012, one of the luxury residences was sold for $5,975,000.  The carrying value of the home sold and costs related to the sale totaled $5,990,000, resulting in a nominal loss.

Gas processing and other

Gas processing and other income decreased $1,404,000 (68%) to $655,000 in fiscal 2012, as compared to $2,059,000 in fiscal 2011.  The decrease was primarily attributable to a gain from drilling royalty credits of $1,424,000 in fiscal 2011 due to the purchase of third-party drilling royalty credits by the oil and natural gas segment for less than par value; no third-party drilling royalty credits were purchased during fiscal 2012.  Under an incentive program that expired in fiscal 2011, the Canadian province of Alberta provided temporary drilling royalty credits to eligible companies which drilled new conventional oil and natural gas wells on Alberta crown lands.  Certain companies earned drilling royalty credits in excess of a formulaic maximum, which resulted in such companies being unable to fully claim their drilling royalty credits.  Barnwell had limited drilling activity and thus acquired drilling royalty credits for less than par value from entities with excess drilling royalty credits allowing Barnwell to realize these gains.  The drilling royalty credit program ended in the prior year and in the absence of legislation to renew the program, gains from purchased drilling royalty credits will not occur in future periods.

General and administrative expenses

General and administrative expenses decreased $757,000 (8%) to $8,268,000 in fiscal 2012, as compared to $9,025,000 in fiscal 2011.  The decrease was primarily due to the fact that general and administrative expenses decreased $507,000 as fiscal 2011 included $404,000 of stock appreciation rights expense resulting from a significant increase in the market price of the Company’s stock, as compared to a $103,000 reduction in stock appreciation rights expense in the current year resulting from a decline in the market price of the Company’s stock.  Also contributing to the decrease was a $304,000 decrease in current compensation costs, largely due to decreased bonus expense.

Depletion, depreciation, and amortization

Depletion, depreciation and amortization increased $863,000 (9%) to $10,990,000 in fiscal 2012, as compared to $10,127,000 in fiscal 2011, as a result of a 15% increase in the depletion rate, partially offset by a 3% decrease in net production and a 2% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.  The increase in the depletion rate was due to increases in Barnwell’s costs of finding and developing proven reserves and the drilling of unsuccessful wells.

Reduction of carrying value of assets

During fiscal years 2012 and 2011, Barnwell reduced the carrying value of certain assets.  A breakdown of the reduction of the carrying value of assets as reported in the Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2012	2011
Oil and natural gas properties	$2,551,000	$-
Real estate held for sale	1,854,000	418,000
Investment in residential parcels	-	689,000
Investment in joint ventures	1,754,000	121,000
Lot acquisition rights – Mauka Lands	488,000	-
Total reduction of carrying value of assets	$6,647,000	$1,228,000

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  Barnwell’s net capitalized costs exceeded the ceiling limitation at September 30, 2012.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,551,000 during the year ended September 30, 2012.  No such reduction was necessary during fiscal 2011.

Based on the impact of first-day-of-the-month oil, natural gas and natural gas liquids prices during the first quarter of fiscal 2013 on the 12-month average first-day-of-the-month trailing prices used in the calculation of the ceiling limitation, the Company may be required to record a reduction in carrying value of its oil and natural gas properties in its first quarter of fiscal 2013.  The Company is unable to estimate a range of the amount of the potential reduction in carrying value as other variables that potentially impact the ceiling limitation are dependent upon results of activity during the first quarter of fiscal 2013, which is not yet complete as of the date of this filing.

In April 2012, Kaupulehu 2007 entered into a contract to sell one of the luxury residences at a price below carrying value.  Accordingly, Barnwell recorded a $1,854,000 reduction in the carrying values of both houses held for sale to reflect this decline in the estimated market value of the two luxury residences in fiscal 2012.  During fiscal 2011, Barnwell determined that a reduction of the carrying value of its investment in residential parcels and real estate held for sale was necessary and recorded write-downs of $689,000 and $418,000, respectively, primarily as a result of changes in fair values for real estate in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.

Due to recent uncertainty regarding the financial condition of the joint venture entities in which the Company has passive interests and the duration of current economic conditions and the corresponding impact of such conditions on the Company’s ability to recover its investment within the Company’s currently estimated holding period, the Company wrote off its remaining $1,754,000 investment in joint ventures in fiscal 2012 as management has concluded that there has been an other-than-temporary impairment of these investments.  Kona Village Resort sustained considerable damage as a result of the March 2011 tsunami and subsequently shut down indefinitely.  As such, Barnwell wrote off its remaining investment in Kona Village Investors, LLC of $121,000 during fiscal 2011.

Due to recent heightened uncertainty regarding the likelihood of development of the Mauka Lands, and accordingly, the corresponding impact of such conditions on the Company’s ability to recover its investment in lot acquisition rights, the Company wrote off its remaining $488,000 investment in lot acquisition rights in fiscal 2012.

Interest expense

Interest expense decreased $298,000 (27%) to $790,000 in fiscal 2012, as compared to $1,088,000 in fiscal 2011, primarily due to lower borrowings, interest rates and loan commitment fees.

The majority of Barnwell’s debt is denominated in U.S. dollars.  Therefore, the increase in the average exchange rate of the Canadian dollar to the U.S. dollar had a minimal impact on interest expense.

Income taxes

The components of (loss) earnings before income taxes, after adjusting (loss) earnings for non-controlling interests, are as follows:

	Year ended September 30,
	2012	2011
United States	$(8,936,000)	$(4,148,000)
Canada	(2,297,000)	5,540,000
	$(11,233,000)	$1,392,000

Barnwell’s effective consolidated income tax rate for fiscal 2012, after adjusting (loss) earnings before income taxes for non-controlling interests, was 10%, as compared to 108% for fiscal 2011.

Consolidated taxes do not bear a customary relationship to pretax (losses) earnings due mainly to the fact that Canadian income taxes are not sheltered by U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have a future U.S. tax benefit prior to expiration.  In addition, included in the income tax benefit for fiscal 2012 and the income tax provision for fiscal 2011 are $93,000 and $257,000 uncertain tax position benefits, respectively, from lapses of the statute of limitations for uncertain tax positions related to Canadian income taxes. The Canada Revenue Agency is currently examining the Company’s Canadian federal income tax returns for fiscal 2010 and 2011.

Net (loss) earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net loss attributable to non-controlling interests totaled $826,000 in fiscal 2012, as compared to net earnings attributable to non-controlling interests of $314,000 in fiscal 2011.  The $1,140,000 (363%) change is due primarily to impacts to non-controlling interests of larger write-downs of Barnwell’s assets and lower revenues reported by the land investment segment in the current year as compared to the prior year.

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

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At September 30, 2012, Barnwell had $8,845,000 in cash and cash equivalents, $4,570,000 in working capital, and $8,332,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $11,466,000 for fiscal 2012, as compared to $13,263,000 of cash flows provided by operations for the same period in fiscal 2011, a decrease of $1,797,000.  The decrease was primarily due to changes in working capital of $2,703,000, the absence of the prior year’s gain on drilling royalty credits in the current year, and lower natural gas prices as compared to the prior year, partially offset by $5,477,000 of operating cash flows related to the sale of real estate and additions to real estate held for sale in the current year.

Net cash used in investing activities totaled $6,277,000 for fiscal 2012, as compared to $11,473,000 of cash flows used in investing activities for the same period in fiscal 2011.  Cash outflows used for capital expenditures totaled $6,879,000 for the current year period versus $15,313,000 in the prior year period, a decrease of $8,434,000 due primarily to lower oil and natural gas capital expenditures in the current year and the prior year purchase of an office in New York City by a subsidiary of the Company.  Investing cash inflows were $602,000 for the current year period as opposed to $3,840,000 in the prior year period, a $3,238,000 decrease, due mainly to lower land investment segment proceeds in the current year.

Cash flows used in financing activities totaled $6,209,000 for fiscal 2012, as compared to $2,689,000 of cash flows used in financing activities for fiscal 2011.  The $3,520,000 increase in cash outflows is primarily due to a $4,264,000 increase in debt repayments resulting largely from the sale of one luxury residence in June 2012.  The increase was partially offset by a $711,000 decrease in distributions to non-controlling interests due to decreased land investment segment sales in the current year period as compared to the comparable prior year period.

Credit Arrangements

In February 2012, Barnwell’s credit facility at Royal Bank of Canada, a Canadian bank, was renewed through April 2013 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or US$20,332,000 at the September 30, 2012 exchange rate of 1.0166.  Borrowings under this facility were US$12,000,000 and unused credit available under this facility was US$8,332,000 at September 30, 2012.  The interest rate on the facility at September 30, 2012 was 2.73%.  The facility is available in U.S. dollars at LIBOR plus 2.50%, at the Royal Bank U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank prime rate plus 1.50%.  A standby fee of 0.6250% per annum is charged on the unused facility balance.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018.  Principal and interest are paid monthly and are determined based on a loan amortization schedule.  Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel.  As a result of the sale of one of its homes in June 2012, Kaupulehu 2007 repaid $5,277,000 of the real estate loan in addition to the scheduled monthly payments.  In September 2012, the loan was modified to reduce the monthly payments of principal and interest to $58,000.

The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  The interest rate at September 30, 2012 was 3.57%.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.  The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The non-revolving real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1.  As of September 30, 2012, we were in compliance with the loan covenants.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, decreased $8,384,000 (63%) from $13,299,000 in fiscal 2011 to $4,915,000 in fiscal 2012.  During the year ended September 30, 2012, Barnwell participated in drilling eight gross (3.0 net) wells, of which six gross (1.7 net) wells were successful.  Barnwell initiated five gross (2.7 net) of these wells during fiscal 2012.  Barnwell replaced 22% of oil production (including natural gas liquids) and 1% of natural gas production during fiscal 2012, as compared to 48% and 11%, respectively, during fiscal 2011.  Of the $4,915,000 total oil and natural gas properties investments for fiscal 2012, $496,000 (10%) was for acquisition of oil and natural gas leases, $1,778,000 (36%) was for exploration costs and $2,641,000 (54%) was for development of oil and natural gas properties.

The following table sets forth the gross and net numbers of oil and natural gas wells Barnwell participated in drilling for the last two fiscal years:

	2012		2011
	Gross	Net	Gross	Net
Exploratory oil and natural gas wells	1	0.5	1	0.5
Development oil and natural gas wells	7	2.5	17	3.9
Successful oil and natural gas wells	6	1.7	16	3.4
Unsuccessful oil and natural gas wells	2	1.3	2	1.0

Barnwell estimates that oil and natural gas capital expenditures for fiscal 2013 will range from $5,000,000 to $7,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Other Considerations

We believe our sources of funds such as current cash balances, future operating cash flows, land investment segment proceeds, and available credit will provide sufficient liquidity to fund our operations, planned future capital expenditures, and scheduled debt repayments and related interest.  However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sale proceeds are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the current level of borrowings under the facility upon the April 2013 review, and/or we fall short of our key financial debt covenants for our real estate loan and are required to repay a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash inflows and/or higher cash outflows than expected, which in turn could have a material adverse effect on our operations, liquidity, cash flows and financial condition.  Absent a sufficient increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels.  As such, the near-term and longer-term outlook for sources and uses of funds and oil and natural gas capital resources remains highly dependent on the factors noted above.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
Barnwell Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, cash flows, and equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
December 12, 2012

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$8,845,000	$9,834,000
Accounts receivable, net of allowance for doubtful accounts	3,600,000	5,760,000
Prepaid expenses	361,000	298,000
Real estate held for sale	5,309,000	12,640,000
Other current assets	770,000	998,000

Total current assets	18,885,000	29,530,000

Investments	2,381,000	4,623,000

Property and equipment, net	48,624,000	54,619,000

Total assets	$69,890,000	$88,772,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,680,000	$2,750,000
Accrued capital expenditures	341,000	2,492,000
Accrued compensation	1,593,000	2,397,000
Payable to joint interest owners	854,000	1,012,000
Income taxes payable	-	199,000
Current portion of long-term debt	5,764,000	12,314,000
Other current liabilities	3,083,000	2,925,000

Total current liabilities	14,315,000	24,089,000

Long-term debt	11,400,000	11,400,000

Liability for retirement benefits	5,114,000	5,167,000

Asset retirement obligation	5,629,000	4,921,000

Deferred income taxes	3,307,000	4,481,000

Total liabilities	39,765,000	50,058,000

Commitments and contingencies

Equity:
Barnwell Industries, Inc. stockholders’ equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at September 30, 2012 and 2011	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	24,095,000	34,231,000
Accumulated other comprehensive income, net	2,322,000	290,000
Treasury stock, at cost:
167,900 shares at September 30, 2012 and 2011	(2,286,000)	(2,286,000)

Total Barnwell Industries, Inc. stockholders’ equity	29,643,000	37,747,000

Non-controlling interests	482,000	967,000

Total equity	30,125,000	38,714,000

Total liabilities and equity	$69,890,000	$88,772,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2012	2011
Revenues:
Oil and natural gas	$24,610,000	$28,804,000
Contract drilling	2,340,000	3,855,000
Sale of interest in leasehold land, net	482,000	1,245,000
Sale of development rights, net	-	2,497,000
Residential real estate	5,975,000	-
Gas processing and other	655,000	2,059,000

	34,062,000	38,460,000

Costs and expenses:
Oil and natural gas operating	10,445,000	11,404,000
Contract drilling operating	2,991,000	3,882,000
Residential real estate	5,990,000	-
General and administrative	8,268,000	9,025,000
Depletion, depreciation, and amortization	10,990,000	10,127,000
Reduction of carrying value of assets	6,647,000	1,228,000
Interest expense	790,000	1,088,000

	46,121,000	36,754,000

(Loss) earnings before income taxes	(12,059,000)	1,706,000

Income tax (benefit) provision	(1,097,000)	1,501,000

Net (loss) earnings	(10,962,000)	205,000

Less: Net (loss) earnings attributable to non-controlling interests	(826,000)	314,000

Net loss attributable to Barnwell Industries, Inc.	$(10,136,000)	$(109,000)

Basic net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(1.22)	$(0.01)

Diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(1.22)	$(0.01)

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160
Diluted	8,277,160	8,277,160

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year ended September 30,
	2012	2011

Net (loss) earnings	$(10,962,000)	$205,000

Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0	1,927,000	(446,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	258,000	239,000
Net actuarial (losses) gains arising during the period, net of taxes of $0	(153,000)	448,000

Total other comprehensive income	2,032,000	241,000

Total comprehensive (loss) income	(8,930,000)	446,000

Less: Comprehensive (loss) income attributable to non-controlling interests	(826,000)	314,000

Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(8,104,000)	$132,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) earnings	$(10,962,000)	$205,000
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depletion, depreciation, and amortization	10,990,000	10,127,000
Reduction of carrying value of assets	6,647,000	1,228,000
Retirement benefits expense	728,000	718,000
Accretion of asset retirement obligation	363,000	341,000
Foreign exchange gain	-	(119,000)
Share-based compensation payments	-	(130,000)
Gain on sale of drilling equipment	(40,000)	-
Share-based compensation (benefit) expense	(103,000)	404,000
Asset retirement obligation payments	(324,000)	(36,000)
Retirement plan contributions	(676,000)	(256,000)
Deferred income tax (benefit) expense	(1,297,000)	675,000
Sale of interest in leasehold land, net	(482,000)	(1,245,000)
Sale of development rights, net	-	(2,497,000)
Real estate held for sale	5,477,000	-
Increase from changes in current assets and liabilities	1,145,000	3,848,000

Net cash provided by operating activities	11,466,000	13,263,000

Cash flows from investing activities:
Proceeds from sale of development rights, net of fees paid	-	2,497,000
Proceeds from sale of interest in leasehold land, net of fees paid	482,000	1,245,000
Proceeds from gas over bitumen royalty adjustments	61,000	98,000
Proceeds from sale of drilling equipment, net	59,000	-
Capital expenditures	(6,879,000)	(15,313,000)

Net cash used in investing activities	(6,277,000)	(11,473,000)

Cash flows from financing activities:
Repayments of long-term debt	(6,550,000)	(2,286,000)
Contributions from non-controlling interests	370,000	400,000
Payment of loan commitment fees	-	(63,000)
Distributions to non-controlling interests	(29,000)	(740,000)

Net cash used in financing activities	(6,209,000)	(2,689,000)

Effect of exchange rate changes on cash and cash equivalents	31,000	59,000

Net decrease in cash and cash equivalents	(989,000)	(840,000)

Cash and cash equivalents at beginning of year	9,834,000	10,674,000

Cash and cash equivalents at end of year	$8,845,000	$9,834,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended September 30, 2011 and 2012

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity

Balance at September 30, 2010	8,277,160	$ 4,223,000	$ 1,289,000	$ 34,340,000	$ 49,000	$ (2,286,000)	$ 993,000	$ 38,608,000
Contributions from non-controlling interests							400,000	400,000
Distributions to non-controlling interests							(740,000)	(740,000)
Net earnings (loss)				(109,000)			314,000	205,000
Foreign currency translation adjustments, net of taxes of $0					(446,000)			(446,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					239,000			239,000
Net actuarial gains arising during the period, net of taxes of $0					448,000			448,000
Balance at September 30, 2011	8,277,160	4,223,000	1,289,000	34,231,000	290,000	(2,286,000)	967,000	38,714,000
Contributions from non-controlling interests							370,000	370,000
Distributions to non-controlling interests							(29,000)	(29,000)
Net loss				(10,136,000)			(826,000)	(10,962,000)
Foreign currency translation adjustments, net of taxes of $0					1,927,000			1,927,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					258,000			258,000
Net actuarial losses arising during the period, net of taxes of $0					(153,000)			(153,000)
Balance at September 30, 2012	8,277,160	$ 4,223,000	$ 1,289,000	$ 24,095,000	$ 2,322,000	$ (2,286,000)	$ 482,000	$ 30,125,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2012 AND 2011

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

Homebuilding revenue and related profit or loss are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer.

Investment in Residential Parcels

Barnwell’s investment in residential parcels consists of land held for speculative purposes which is not expected to be sold within a year of the balance sheet date.

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

Investment in Joint Ventures

Barnwell accounts for its passive investments in joint ventures under the cost method as Barnwell’s ownership interests are so minor that Barnwell has no influence over the operations and financial policies of the investee.

Passive joint venture investments are reviewed for impairment whenever factors indicate a decrease in value of the investment has occurred that is other-than-temporary.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends, among others.  In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgment are involved.  These estimates and judgments are based in part on the Company’s current and future evaluation of economic conditions in general, as well as a joint venture’s representations regarding current and future plans.  These impairment calculations contain additional uncertainties because they also require management to make assumptions and apply judgments to, among others, estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates.

Investment in Land Interests

Barnwell accounts for Increment I and Increment II leasehold land interest sales under the full accrual method.  Gains from such sales are recognized when the buyer’s investments are adequate to demonstrate a commitment to pay for the property, risks and rewards of ownership have been transferred to the buyer, and Barnwell does not have a substantial continuing involvement with the property sold.  With regard to the sales of Increment I and Increment II leasehold land interests, the percentage of sales payments are contingent future profits which will be recognized when they are realized.  All costs of the sales of Increment I and Increment II leasehold land interests were recognized at the time of sale and none were deferred to future periods when any contingent profits will be recognized.  Costs incurred for the acquisition and improvement of leasehold land interests and lot acquisition rights not yet sold are included in the Consolidated Balance Sheets under the caption “Investments.”

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

Oil and Natural Gas Properties

Barnwell uses the full cost method of accounting under which all costs incurred in the acquisition, exploration and development of oil and natural gas reserves, including costs related to unsuccessful wells and estimated future site restoration and abandonment, are capitalized.  We capitalize internal costs that can be directly identified with our acquisition, exploration and development activities and do not include any costs related to production, general corporate overhead or similar activities.

Under the full cost method of accounting, we review the carrying value of our oil and natural gas properties, on a country-by-country basis, each quarter in what is commonly referred to as the ceiling test.  Under the ceiling test, capitalized costs, net of accumulated depletion and oil and natural gas related deferred income taxes, may not exceed an amount equal to the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum reserve engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations accrued on the balance sheet; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects.  If net capitalized costs exceed this limit, the excess is expensed.  Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis.  Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined.  At September 30, 2012 and 2011, Barnwell had no investments in oil and natural gas development projects, proved or unproved, that were not being depleted.  Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties.  Gains or losses are recognized on the disposition of significant oil and natural gas properties.

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

Asset Retirement Obligation

Barnwell accounts for asset retirement obligations by recognizing the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  Barnwell’s estimated site restoration and abandonment costs of its oil and natural gas properties are capitalized as part of the carrying amount of oil and natural gas properties and depleted over the life of the related reserves.  When the assumptions used to estimate a recorded asset retirement obligation change, a revision is recorded to both the asset retirement obligation and the capitalized cost of asset retirements.  The liability is accreted at the end of each period through charges to oil and natural gas operating expense.

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

Management evaluates its potential exposures from tax positions taken that have been or could be challenged by taxing authorities.  These potential exposures result because taxing authorities may take positions that differ from those taken by management in the interpretation and application of statutes, regulations and rules.  Management considers the possibility of alternative outcomes based upon past experience, previous actions by taxing authorities (e.g., actions taken in other jurisdictions) and advice from tax experts.  Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority on a jurisdiction-by-jurisdiction basis.  Liabilities for unrecognized tax benefits related to such tax positions are included in long-term liabilities unless the tax position is expected to be settled within the upcoming year, in which case the liabilities are included in current liabilities.  Interest and penalties related to uncertain tax positions are included in income tax expense.

Contract Drilling

Revenues, costs and profits applicable to contract drilling contracts are included in the Consolidated Statements of Operations using the percentage of completion method, principally measured by the percentage of labor dollars incurred to date for each contract to total estimated labor dollars for each contract.  Contract losses are recognized in full in the period the losses are identified.  The performance of drilling contracts may extend over more than a year and, in the interim periods, estimates of total contract costs and profits are used to determine revenues and profits earned for reporting the results of contract drilling operations.  Revisions in the estimates required by subsequent performance and final contract settlements are included as adjustments to the results of operations in the period such revisions and settlements occur.  Contracts are normally less than a year in duration.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in an equity account entitled “Accumulated other comprehensive income, net.”  Operating results of foreign subsidiaries are translated at average exchange rates during the period.  Realized foreign currency transaction gains or losses were inconsequential in fiscal 2012 and 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued an accounting standards update that provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards.  The amendments clarify or change the application of existing fair value measurements, including: (1) that the highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets; (2) that a reporting entity should measure the fair value of its own equity instrument from the perspective of a market participant that holds that instrument as an asset; (3) for Level 3 fair value measurements, quantitative information about the unobservable inputs used in a fair value measurement, a description of the valuation processes used by the entity, and a discussion about the sensitivity of the fair value measurements to changes in the unobservable inputs should be disclosed; (4) to permit an entity to measure the fair value of certain financial instruments on a net basis rather than based on its gross exposure when the reporting entity manages its financial instruments on the basis of such net exposure; (5) that in the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account; (6) that premiums and discounts related to size as a characteristic of the reporting entity’s holding are not permitted in a fair value measurement; (7) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; and (8) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined.  The Company adopted the provisions of the accounting standards update effective January 1, 2012.  The adoption of this accounting standards update did not have a material impact on our consolidated financial statements.

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

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Year ended September 30, 2012
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(10,136,000)	8,277,160	$(1.22)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(10,136,000)	8,277,160	$(1.22)

	Year ended September 30, 2011
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(109,000)	8,277,160	$(0.01)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(109,000)	8,277,160	$(0.01)

Potentially dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potentially dilutive shares are excluded from the computation of loss per share if their effect is antidilutive.  Options to purchase 815,375 shares of common stock were excluded from the computation of diluted shares for fiscal years 2012 and 2011 as their inclusion would have been antidilutive.

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation (benefit) expense and related income tax effects are as follows:

	Year ended September 30,
	2012	2011

Share-based compensation (benefit) expense	$(103,000)	$404,000
Income tax effect	$-	$-

Share-based compensation (benefit) expense recognized in losses for the years ended September 30, 2012 and 2011 are reflected in “General and administrative” expenses in the Consolidated Statements of Operations.  There was no impact on income taxes for the years ended September 30, 2012 and 2011 due to a full valuation allowance on the related deferred tax asset.

Description of Share-Based Payment Arrangements

The Company’s stock option plans are administered by the Compensation Committee of the Board of Directors.

1998 Stock Option Plan: Under the stockholder-approved 1998 Stock Option Plan, Barnwell was authorized to grant up to 780,000 shares of common stock to employees.  Option shares are no longer available for grant.  Stock options grants include qualified options that have an exercise price equal to the closing market price of Barnwell’s stock on the date preceding the date of grant (110% of the closing market price on the date preceding the date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates).

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

2008 Equity Incentive Plan: The stockholder-approved 2008 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors.  800,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2012, a total of 122,500 share options remain available for grant.  Stock options grants include nonqualified stock options that have exercise prices equal to Barnwell’s stock price on the date of grant, vest annually over a service period of four years commencing one year from the date of grant and expire ten years from the date of grant.  The options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises under both the qualified plans and non-qualified plans when the optionee requests shares.

Equity-classified Awards

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2011 through September 30, 2012 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2011	60,000	$8.62
Granted	-
Exercised	-
Expired/Forfeited	-
Outstanding at September 30, 2012	60,000	$8.62	2.2	$-

Exercisable at September 30, 2012	60,000	$8.62	2.2	$-

There was no share-based compensation expense for equity-classified awards in the years ended September 30, 2012 and 2011.

No equity options were exercised during the years ended September 30, 2012 and 2011.

Liability-classified Awards

Compensation cost for liability-classified awards is remeasured at each period-end using a closed-form valuation model based on current values and is recognized as an expense over the requisite service period.

As of September 30, 2012, there was $52,000 of total unrecognized compensation cost related to nonvested liability-classified share options.  That cost is expected to be recognized over 1.2 years.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

	Year ended September 30,
	2012	2011
Expected volatility range	59.2% to 66.8%	56.5% to 71.0%
Weighted-average volatility	62.2%	63.1%
Expected dividends	0.0%	0.0%
Expected term (in years)	2.2 to 7.2	3.2 to 8.2
Risk-free interest rate	0.2% to 1.0%	0.4% to 1.7%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2011 through September 30, 2012 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2011	755,375	$8.40
Granted	-
Exercised	-
Expired/Forfeited	-
Outstanding at September 30, 2012	755,375	$8.40	5.4	$-

Exercisable at September 30, 2012	591,625	$9.53	5.0	$-

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Year ended September 30,
	2012	2011

Due to vesting	$105,000	$253,000
Due to remeasurement	(208,000)	151,000

Total share-based compensation (benefit) expense for liability-based awards	$(103,000)	$404,000

No liability-classified options were exercised during the year ended September 30, 2012.  During the year ended September 30, 2011, the cash feature of 43,125 shares of non-qualified options was exercised.  The total intrinsic value of the liability-classified options exercised during fiscal 2011 was $130,000.  There is no estimated tax benefit related to the options exercised during the year ended September 30, 2011 due to a full valuation allowance on the related deferred tax asset.

4.                                    ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $45,000 and $70,000 as of September 30, 2012 and 2011, respectively.  Included in accounts receivable are contract retainage balances of $307,000 and $324,000 as of September 30, 2012 and 2011, respectively.  The retainage balance as of September 30, 2012 is expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

Costs and estimated (loss) earnings on uncompleted contracts are as follows:

	September 30,
	2012	2011
Costs incurred on uncompleted contracts	$2,373,000	$1,315,000
Estimated (loss) earnings	(238,000)	169,000
	2,135,000	1,484,000
Less billings to date	2,331,000	1,403,000
	$(196,000)	$81,000

Costs and estimated (loss) earnings on uncompleted contracts are included in the Consolidated Balance Sheets as follows:

	September 30,
	2012	2011
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$321,000	$444,000

Billings in excess of costs and estimated earnings on uncompleted contracts (included in other current liabilities)	(517,000)	(363,000)
	$(196,000)	$81,000

5.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007 developed two luxury residences in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

During the quarter ended June 30, 2012, one of the homes developed by Kaupulehu 2007 was sold for $5,975,000 for a nominal loss.

During the quarter ended March 31, 2012, Kaupulehu 2007 recorded a $1,854,000 reduction in the carrying values of both houses held for sale to reflect a decline in the estimated market value of the two luxury residences.  The writedown is included in the Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

6.                                    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	September 30,
	2012	2011
Investment in two residential parcels	$2,331,000	$2,331,000
Investment in joint ventures	-	1,754,000
Investment in land interests:
Leasehold land zoned conservation – Lot 4C	50,000	50,000
Lot acquisition rights – Mauka Lands	-	488,000
Total investments	$2,381,000	$4,623,000

Investment in two residential parcels

Kaupulehu 2007 owns two residential parcels in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

During the year ended September 30, 2011, Kaupulehu 2007 recorded a $689,000 reduction of the carrying value of its investment in residential parcels as a result of changes in fair values for real estate in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.  The writedown is included in the Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”  No reduction was necessary during the year ended September 30, 2012.

Investment in joint ventures

Kaupulehu Investors, LLC owns passive minority interests in Hualalai Investors JV, LLC and Hualalai Investors II, LLC (hereinafter collectively referred to as “Hualalai Investors”), owners of Hualalai Resort, and a passive minority interest in Kona Village Investors, LLC, owner of Kona Village Resort.  Kaupulehu Investors, LLC accounts for these passive investments under the cost method.

Due to recent uncertainty regarding the financial condition of the joint venture entities in which the Company has passive interests and the duration of current economic conditions and the corresponding impact of such conditions on the Company’s ability to recover its investment within the Company’s currently estimated holding period, the Company wrote off its remaining $1,754,000 investment in joint ventures in fiscal 2012 as management has concluded that there has been an other-than-temporary impairment of these investments.  The write-off is included in the Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

Kona Village Resort sustained considerable damage as a result of the March 2011 tsunami and subsequently shut down indefinitely.  As such, Barnwell wrote-off its remaining investment in Kona Village Investors, LLC of $121,000 during the year ended September 30, 2011.  The writedown is included in the Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

Development Rights

Kaupulehu Developments received its final development rights option payment in December 2010.  Revenues related to sales of development rights under option are summarized as follows:

	Year ended September 30,
	2012	2011
Sale of development rights under option:
Proceeds	$-	$2,656,000
Fees	-	(159,000)
Revenues – sale of development rights, net	$-	$2,497,000

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

The following table summarizes the Increment I percentage of sales payment revenues received from WB:

	Year ended September 30,
	2012	2011
Sale of interest in leasehold land:
Proceeds	$512,000	$1,325,000
Fees	(30,000)	(80,000)
Revenues – sale of interest in leasehold land, net	$482,000	$1,245,000

As of September 30, 2012, 31 of the 80 single-family lots planned in Increment I have been sold by WB.

With respect to Increment II, which is not yet developed, Kaupulehu Developments is entitled to receive future payments from WBKD based on a percentage of the sales prices of the residential lots or units, as well as additional payments after the members of WBKD have received distributions equal to the capital they invested in the project.

There is no assurance with regards to the amounts of future payments to be received.

Lot 4C

Kaupulehu Developments holds an interest in Lot 4C, an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A.  WB and/or WBKD have the exclusive right to negotiate with Kaupulehu Developments with respect to Lot 4C until June 2013 unless extended by Barnwell.

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

Due to recent heightened uncertainty regarding the likelihood of development of the Mauka Lands, and accordingly, the corresponding impact of such conditions on the Company’s ability to recover its investment in lot acquisition rights, the Company wrote off its remaining $488,000 investment in lot acquisition rights in fiscal 2012.  The write-off is included in the Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

7.                                    PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

Barnwell’s property and equipment is detailed as follows:

			Accumulated
			Depletion,
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2012:
Land		$863,000	$-	$863,000
Oil and natural gas properties
(full cost accounting)		242,433,000	(198,768,000)	43,665,000
Drilling rigs and equipment	3 – 10 years	6,752,000	(5,152,000)	1,600,000
Offices	40 years	2,420,000	(264,000)	2,156,000
Other property and equipment	3 – 17 years	3,685,000	(3,345,000)	340,000
Total		$256,153,000	$(207,529,000)	$48,624,000

			Accumulated
			Depletion,
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2011:
Land		$863,000	$-	$863,000
Oil and natural gas properties (full cost accounting)		224,852,000	(175,715,000)	49,137,000
Drilling rigs and equipment	3 – 10 years	7,020,000	(4,988,000)	2,032,000
Offices	40 years	2,420,000	(203,000)	2,217,000
Other property and equipment	3 – 17 years	3,881,000	(3,511,000)	370,000
Total		$239,036,000	$(184,417,000)	$54,619,000

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  Barnwell’s net capitalized costs exceeded the ceiling limitation at September 30, 2012.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,551,000 during the year ended September 30, 2012.  No such reduction was necessary during fiscal 2011.  The reduction is included in the Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

Based on the impact of first-day-of-the-month oil, natural gas and natural gas liquids prices during the first quarter of fiscal 2013 on the 12-month average first-day-of-the-month trailing prices used in the calculation of the ceiling limitation, the Company may be required to record a reduction in carrying value of its oil and natural gas properties in its first quarter of fiscal 2013.  The Company is unable to estimate a range of the amount of the potential reduction in carrying value as other variables that potentially impact the ceiling limitation are dependent upon results of activity during the first quarter of fiscal 2013, which is not yet complete as of the date of this filing.

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2012	2011
Asset retirement obligation as of beginning of year	$4,921,000	$4,869,000
Obligations incurred on new wells drilled	68,000	123,000
Revision of estimated obligation	320,000	(330,000)
Accretion expense	363,000	341,000
Payments	(324,000)	(36,000)
Foreign currency translation adjustment	281,000	(46,000)
Asset retirement obligation as of end of year	$5,629,000	$4,921,000

8.                                    INCENTIVE COMPENSATION PLAN

Barnwell established an incentive compensation plan in fiscal 2002 to compensate certain Canadian oil and natural gas segment personnel.  The value of the plan is directly related to our oil and natural gas segment’s net income and the value of our oil and natural gas reserves discovered for projects developed by such personnel.  Barnwell recognized $0 and $41,000 of costs pursuant to this plan in fiscal 2012 and 2011, respectively.  Amounts accrued under this plan totaled $394,000 and $681,000 as of September 30, 2012 and 2011, respectively, and are reported under the caption “Accrued compensation” on the Consolidated Balance Sheets.

9.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	September 30,
	2012	2011
Canadian revolving credit facility	$12,000,000	$12,000,000
Real estate loan	5,164,000	11,714,000
	17,164,000	23,714,000
Less current portion	(5,764,000)	(12,314,000)
Total long-term debt	$11,400,000	$11,400,000

Canadian revolving credit facility

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or US$20,332,000 at the September 30, 2012 exchange rate.  Unused credit available under this facility was US$8,332,000 and the interest rate on the facility was 2.73% at September 30, 2012.

The facility is available in U.S. dollars at LIBOR plus 2.50%, at the Royal Bank U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank prime rate plus 1.50%.  A standby fee of 0.6250% per annum is charged on the unused facility balance.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2013.  Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance:  first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2013, Barnwell would be obligated to make quarterly principal repayments beginning in July 2013.  As such, one quarterly repayment of 5% would be due within one year of September 30, 2012 and accordingly, we have included $600,000 in the current portion of long-term debt.

Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan.  The facility is guaranteed by Barnwell and is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment.  No compensating bank balances are required for this facility.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank.  As a result of the sale of one of its homes in June 2012, Kaupulehu 2007 repaid $5,277,000 of the real estate loan in addition to the scheduled monthly payments.  In September 2012, the loan was modified to reduce the monthly payments of principal and interest to $58,000.  The monthly payment will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel.  The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  The interest rate at September 30, 2012 was 3.57%.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

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

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio.  As of September 30, 2012, we were in compliance with the loan covenants.

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at September 30, 2012 under the term loan has been classified as a current liability.

Combined Maturities

Combined maturities of borrowings are as follows based on the assumption that Kaupulehu 2007’s home is sold during fiscal 2013 and that Royal Bank of Canada does not renew our facility upon the next review in April 2013 and the facility is therefore converted to a term loan:

Fiscal year ending

2013	$5,764,000
2014	2,400,000
2015	9,000,000
2016	-
2017	-
Thereafter	-
Total	$17,164,000

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

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2012	2011	2012	2011	2012	2011
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$ 7,045,000	$ 6,959,000	$ 1,310,000	$ 1,195,000	$ 1,031,000	$ 1,365,000
Service cost	302,000	298,000	50,000	45,000	12,000	12,000
Interest cost	323,000	311,000	61,000	58,000	49,000	51,000
Actuarial loss (gain)	352,000	(342,000)	97,000	18,000	150,000	(397,000)
Benefits paid	(261,000)	(174,000)	(6,000)	(6,000)	-	-
Administrative expenses paid	(8,000)	(7,000)	-	-	-	-
Benefit obligation at end of year	7,753,000	7,045,000	1,512,000	1,310,000	1,242,000	1,031,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	4,214,000	4,123,000	-	-	-	-
Actual return on plan assets	773,000	22,000	-	-	-	-
Employer contributions	670,000	250,000	6,000	6,000	-	-
Benefits paid	(261,000)	(174,000)	(6,000)	(6,000)	-	-
Administrative expenses paid	(8,000)	(7,000)	-	-	-	-
Fair value of plan assets at end of year	5,388,000	4,214,000	-	-	-	-
Funded status	$ (2,365,000)	$ (2,831,000)	$ (1,512,000)	$ (1,310,000)	$ (1,242,000)	$ (1,031,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2012	2011	2012	2011	2012	2011
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	$ -	$ -	$ -	$ -	$ -	$ -
Current liabilities	-	-	(5,000)	(5,000)	-	-
Noncurrent liabilities	(2,365,000)	(2,831,000)	(1,507,000)	(1,305,000)	(1,242,000)	(1,031,000)
Net amount	$ (2,365,000)	$ (2,831,000)	$ (1,512,000)	$ (1,310,000)	$ (1,242,000)	$ (1,031,000)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss (gain)	$ 2,559,000	$ 2,765,000	$ 514,000	$ 434,000	$ (30,000)	$ (191,000)
Prior service cost (credit)	93,000	98,000	(92,000)	(93,000)	148,000	284,000
Accumulated other comprehensive loss	$ 2,652,000	$ 2,863,000	$ 422,000	$ 341,000	$ 118,000	$ 93,000

Barnwell estimates that it will make approximately $250,000 in contributions to the pension plan during fiscal 2013.  The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2013 and expected payments under the SERP for fiscal 2013 are not significant.  Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit costs:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2012	2011	2012	2011	2012	2011
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	4.00%	4.75%	4.00%	4.75%	4.00%	4.75%
Rate of compensation increase	4.00%	5.00%	4.00%	5.00%	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	4.75%	5.00%	4.75%	5.00%	4.75%	5.00%
Expected return on plan assets	7.00%	7.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	5.00%	5.00%	5.00%	5.00%	N/A	N/A

We select a discount rate by reference to yields available on the Citigroup Pension Liability Index at our balance sheet date.  The expected return on plan assets is primarily based on historical rates of return.

The components of net periodic benefit cost are as follows:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2012	2011	2012	2011	2012	2011
Net periodic benefit cost for the year:
Service cost	$ 302,000	$ 298,000	$ 50,000	$ 45,000	$ 12,000	$ 12,000
Interest cost	323,000	311,000	61,000	58,000	49,000	51,000
Expected return on plan assets	(327,000)	(296,000)	-	-	-	-
Amortization of prior service cost (credit)	5,000	5,000	(1,000)	4,000	136,000	136,000
Amortization of net actuarial loss (gain)	112,000	85,000	17,000	14,000	(11,000)	(5,000)
Net periodic benefit cost	$ 415,000	$ 403,000	$ 127,000	$ 121,000	$186,000	$194,000

The amounts that are estimated to be amortized from accumulated other comprehensive income into net periodic benefit cost in the next fiscal year are as follows:

			Postretirement
	Pension	SERP	Medical
Prior service cost (credit)	$5,000	$(5,000)	$136,000
Net actuarial loss	105,000	21,000	-
	$110,000	$16,000	$136,000

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged.  The accumulated benefit obligation for the pension plan was $6,263,000 and $5,284,000 at September 30, 2012 and 2011, respectively.  The accumulated benefit obligation for the SERP was $1,075,000 and $879,000 at September 30, 2012 and 2011, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2012 are as follows:

			Postretirement
	Pension	SERP	Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2013	$156,000	$5,000	$-
Fiscal year ending September 30, 2014	$206,000	$4,000	$-
Fiscal year ending September 30, 2015	$194,000	$4,000	$-
Fiscal year ending September 30, 2016	$182,000	$3,000	$-
Fiscal year ending September 30, 2017	$256,000	$2,000	$-
Fiscal years ending September 30, 2018 through 2022	$1,751,000	$236,000	$276,000

The following table provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations.

	Year ended September 30,
	2012	2011
Health care cost trend rates assumed for next year	8.5%	9.0%
Ultimate cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2020	2020

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point (Decrease)
Effect on total service and interest cost components	$ 14,000	$ (11,000)
Effect on accumulated postretirement benefit obligations	$ 280,000	$ (220,000)

Plan Assets

Management communicates periodically with its professional investment advisors to establish investment policies, direct investments and select investment options.  The overall investment objective of the Pension Plan is to attain a diversified combination of investments that provides long-term growth in the assets of the plan to fund future benefit obligations while managing risk in order to meet current benefit obligations.  Generally, principal repayments and interest received on government mortgage securities provide cash flows to fund current benefit obligations.  Longer-term obligations are generally estimated to be provided for by growth in equity securities.  The Company’s investment policy permits investments in a diversified mix of U.S. and international equities, fixed income securities and cash equivalents.

Barnwell’s investments in fixed income securities include corporate bonds, U.S. treasuries and preferred securities.  The Company’s investments in equity securities primarily include large, small, domestic, and international companies.  Plan assets include $8,000 of Barnwell’s stock at September 30, 2012.  We believe that there are no significant concentrations of risk within our plan assets as of September 30, 2012.

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2012	2011
Cash and other	0% - 30%	1%	15%
Fixed income securities	20% - 60%	30%	20%
Equity securities	30% - 70%	69%	65%

Actual investment allocations may vary from our target allocations from time to time due to prevailing market conditions.  We periodically review our actual investment allocations and rebalance our investments to our target allocations as dictated by current and anticipated market conditions and required cash flows.

We categorize plan assets into three levels based upon the assumptions used to price the assets.  Level 1 provides the most reliable measure of fair value, whereas Level 3 requires significant management judgment in determining the fair value.  Equity securities are valued by obtaining quoted prices on recognized and highly liquid exchanges.  Fixed income securities are valued based upon the closing price reported in the active market in which the security is traded.  All of our plan assets are categorized as Level 1 assets, and as such, the actual market value is used to determine the fair value of assets.  The following tables set forth by level, within the fair value hierarchy, pension plan assets at their fair value:

		Fair Value Measurements Using:
	Carrying	Quoted	Significant
	Amount	Prices in	Other	Significant
	as of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash	$72,000	$72,000	$-	$-
U.S. government bonds	100,000	100,000	-	-
Corporate bonds	400,000	400,000	-	-
Fixed income exchange-traded funds	850,000	850,000	-	-
Preferred securities	232,000	232,000	-	-
Equities	3,734,000	3,734,000	-	-

Total	$5,388,000	$5,388,000	$-	$-

		Fair Value Measurements Using:
	Carrying	Quoted	Significant
	Amount	Prices in	Other	Significant
	as of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash	$625,000	$625,000	$-	$-
U.S. government bonds	303,000	303,000	-	-
Corporate bonds	366,000	366,000	-	-
Preferred securities	197,000	197,000	-	-
Equities	2,723,000	2,723,000	-	-

Total	$4,214,000	$4,214,000	$-	$-

11.                            INCOME TAXES

The components of (loss) earnings before income taxes, after adjusting (loss) earnings for non-controlling interests, are as follows:

	Year ended September 30,
	2012	2011
United States	$(8,936,000)	$(4,148,000)
Canada	(2,297,000)	5,540,000

	$(11,233,000)	$1,392,000

The components of the income tax (benefit) provision related to the above (loss) earnings are as follows:

	Year ended September 30,
	2012	2011
Current provision:
United States – Federal	$-	$-
United States – State	-	18,000
	-	18,000
Canadian	200,000	808,000
Total current	200,000	826,000

Deferred (benefit) provision:
United States	(380,000)	84,000
Canadian	(917,000)	591,000
Total deferred	(1,297,000)	675,000
	$(1,097,000)	$1,501,000

Barnwell’s effective consolidated income tax rate for fiscal 2012, after adjusting (loss) earnings before income taxes for non-controlling interests, was 10%, as compared to 108% for fiscal 2011.

Consolidated taxes do not bear a customary relationship to pretax (losses) earnings due mainly to the fact that Canadian income taxes are not sheltered by U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have a future U.S. tax benefit prior to expiration.  In addition, included in the income tax benefit for fiscal 2012 and the income tax provision for fiscal 2011 are $93,000 and $257,000 uncertain tax position benefits, respectively, from lapses of the statute of limitations for uncertain tax positions related to Canadian income taxes.

A reconciliation between the reported income tax (benefit) provision and the amount computed by multiplying the (loss) earnings attributable to Barnwell before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2012	2011
Tax (benefit) expense computed by applying statutory rate	$(3,932,000)	$487,000
Increase in the valuation allowance	3,968,000	928,000
Additional effect of the foreign tax provision on the total tax provision	(606,000)	390,000
State income tax (benefit) expense	(389,000)	18,000
Uncertain tax positions – lapses of statute	(93,000)	(257,000)
Other	(45,000)	(65,000)
	$(1,097,000)	$1,501,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2012	2011
Deferred income tax assets:
U.S. tax effect of deferred Canadian taxes	$1,082,000	$1,323,000
Foreign tax credit carryover	1,955,000	1,656,000
Alternative minimum tax credit carryover	460,000	460,000
U.S. federal net operating loss carryover	2,613,000	79,000
Tax basis of investment in land and residential real estate in excess of book basis	1,661,000	1,383,000
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	4,480,000	4,655,000
Liabilities accrued for books but not for tax under U.S. tax law	4,192,000	4,242,000
Liabilities accrued for books but not for tax under Canadian tax law	1,732,000	1,616,000
Other	1,869,000	1,177,000
Total gross deferred tax assets	20,044,000	16,591,000
Less valuation allowance	(18,233,000)	(14,975,000)
Net deferred income tax assets	1,811,000	1,616,000

Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(4,913,000)	(5,508,000)
Other	(92,000)	(392,000)
Total deferred income tax liabilities	(5,005,000)	(5,900,000)

Net deferred income tax liability	$(3,194,000)	$(4,284,000)

Net deferred income tax liability is included in the Consolidated Balance Sheets as follows:

	September 30,
	2012	2011
Current deferred income tax asset (included in other current assets)	$113,000	$197,000
Deferred income tax liability	(3,307,000)	(4,481,000)

Net deferred income tax liability	$(3,194,000)	$(4,284,000)

The total valuation allowance increased $3,258,000 for the year ended September 30, 2012.  The increase was due primarily to a U.S. federal net operating loss, asset impairments for books but not tax, and an increase in foreign tax credit carryovers.  Of the total increase in the valuation allowance for fiscal 2012, $3,968,000 was recognized as income tax expense and $710,000 was credited to accumulated other comprehensive income.

Net deferred tax assets at September 30, 2012 of $1,811,000 consists primarily of Canadian deferred tax assets related to liabilities accrued for book purposes but not for tax purposes that are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings.

At September 30, 2012, Barnwell had foreign tax credit carryovers, alternative minimum tax credit carryovers, and U.S. federal net operating loss carryovers totaling $1,955,000, $460,000 and $7,687,000, respectively.  All three items were fully offset by valuation allowances at September 30, 2012.  The net operating loss carryovers expire in fiscal years 2031-2032, and the foreign tax credit carryovers expire in fiscal years 2013-2022.

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

The Canada Revenue Agency is currently examining the Company’s Canadian federal income tax returns for fiscal 2010 and 2011.

Below are the changes in uncertain tax positions.

			Total
			Unrecognized
	Tax Positions	Accrued	Tax
	Taken	Interest	Benefits
Balance as of September 30, 2010	$980,000	$257,000	$1,237,000
Effect of tax positions taken in prior years	11,000	(4,000)	7,000
Settlements	(172,000)	(67,000)	(239,000)
Lapse of statute	(155,000)	(102,000)	(257,000)
Translation adjustments	7,000	6,000	13,000

Balance as of September 30, 2011	671,000	90,000	761,000
Effect of tax positions taken in prior years	-	13,000	13,000
Lapse of statute	(61,000)	(32,000)	(93,000)
Translation adjustments	37,000	4,000	41,000

Balance as of September 30, 2012	$647,000	$75,000	$722,000

The total amount of unrecognized tax benefits at September 30, 2012 that, if recognized, would impact the effective tax rate was $722,000.

Uncertain tax positions consist of Canadian federal and provincial audit issues that involve transfer pricing adjustments.  Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease within the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of September 30, 2012.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2012:

Jurisdiction	Fiscal Years Open
U.S. federal	2006, 2009 – 2011
Various U.S. states	2009 – 2011
Canada federal	2005 – 2011
Various Canadian provinces	2005 – 2011

12.                            SEGMENT AND GEOGRAPHIC INFORMATION

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

	Year ended September 30,
	2012	2011
Revenues:
Oil and natural gas	$24,610,000	$30,228,000
Land investment	482,000	3,742,000
Contract drilling	2,340,000	3,855,000
Residential real estate	5,975,000	-
Other	633,000	596,000

Total before interest income	34,040,000	38,421,000
Interest income	22,000	39,000

Total revenues	$34,062,000	$38,460,000

Depletion, depreciation, and amortization:
Oil and natural gas	$10,367,000	$9,469,000
Contract drilling	509,000	560,000
Other	114,000	98,000

Total depletion, depreciation, and amortization	$10,990,000	$10,127,000

Reduction of carrying value of assets:
Oil and natural gas	$2,551,000	$-
Land investment	488,000	689,000
Residential real estate	1,854,000	418,000
Other	1,754,000	121,000

Total reduction of carrying value of assets	$6,647,000	$1,228,000

Operating (loss) profit
(before general and administrative expenses):
Oil and natural gas	$1,247,000	$9,355,000
Land investment	(6,000)	3,053,000
Contract drilling	(1,160,000)	(587,000)
Residential real estate	(1,869,000)	(418,000)
Other	(1,235,000)	377,000

Total operating (loss) profit	(3,023,000)	11,780,000

General and administrative expenses	(8,268,000)	(9,025,000)
Interest expense	(790,000)	(1,088,000)
Interest income	22,000	39,000

(Loss) earnings before income taxes	$(12,059,000)	$1,706,000

Capital Expenditures:

	Year ended September 30,
	2012	2011
Oil and natural gas	$4,915,000	$13,299,000
Contract drilling	72,000	186,000
Other	35,000	1,919,000

Total	$5,022,000	$15,404,000

Assets By Segment:

	September 30,
	2012	2011
Oil and natural gas (1)	$46,946,000	$54,454,000
Land investment (2)	2,381,000	2,869,000
Contract drilling (2)	2,963,000	3,660,000
Residential real estate (2)	5,309,000	12,640,000
Other:
Cash and cash equivalents	8,845,000	9,834,000
Corporate and other	3,446,000	5,315,000

Total	$69,890,000	$88,772,000

(1)          Primarily located in the province of Alberta, Canada.

(2)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2012	2011
United States	$7,161,000	$9,911,000
Canada	43,844,000	49,331,000

Total	$51,005,000	$59,242,000

Revenue By Geographic Area:

	Year ended September 30,
	2012	2011
United States	$8,892,000	$7,640,000
Canada	25,148,000	30,781,000

Total (excluding interest income)	$34,040,000	$38,421,000

13.                            ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of taxes, are as follows:

	September 30,
	2012	2011
Foreign currency translation	$5,020,000	$3,093,000
Retirement plans liability	(2,698,000)	(2,803,000)

Accumulated other comprehensive income	$2,322,000	$290,000

14.                            FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Barnwell does not have any assets and liabilities that are required to be remeasured on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances.  The following tables provide carrying value and fair value measurement information for nonrecurring fair value measurements recorded during the years ended September 30, 2012 and 2011:

Year ended September 30, 2012:

Fair Value Measurements Using*:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the
	September 30,	Markets	Inputs	Inputs	year ended
	2012	(Level 1)	(Level 2)	(Level 3)	September 30, 2012
Real estate held for sale	$5,309,000	$-	$5,309,000	$-	$ 1,854,000
Investment in joint ventures	$-	$-	$-	$-	$ 1,754,000
Lot acquisition rights – Mauka Lands	$-	$-	$-	$-	$ 488,000

Year ended September 30, 2011:

		Fair Value Measurements Using*:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the
	September 30,	Markets	Inputs	Inputs	year ended
	2011	(Level 1)	(Level 2)	(Level 3)	September 30, 2011
Real estate held for sale	$12,640,000	$-	$12,640,000	$-	$418,000
Investment in residential parcels	$2,331,000	$-	$2,331,000	$-	$689,000
Investment in joint ventures	$1,754,000	$-	$-	$1,754,000	$121,000

*           The fair values included in the tables above represent only those assets whose carrying values were adjusted to fair value in each respective period.

The fair value of real estate held for sale for the year ended September 30, 2012 was based on the sales price of the home sold, which is similar and located adjacent to the remaining home.  This fair value measurement has been classified as a Level 2 valuation.

Due to recent uncertainty regarding the financial condition of the joint venture entities in which the Company has passive interests and the duration of current economic conditions and the corresponding impact of such conditions on the Company’s ability to recover its investment within the Company’s currently estimated holding period, the Company wrote off its remaining $1,754,000 investment in joint ventures in fiscal 2012 as management has concluded that there has been an other-than-temporary impairment of these investments.

Due to recent heightened uncertainty regarding the likelihood of development of the Mauka Lands, and accordingly, the corresponding impact of such conditions on the Company’s ability to recover its investment in lot acquisition rights, the Company wrote off its remaining $488,000 investment in lot acquisition rights in fiscal 2012.

For the year ended September 30, 2011, in determining the fair value of Barnwell’s real estate held for sale and investment in residential parcels, prices for comparable sales transactions were used by an independent real estate consulting and appraisal firm to estimate fair value.  Such fair value measurements have been classified as Level 2 valuations.

Kona Village Resort sustained considerable damage as a result of the March 2011 tsunami and subsequently shut down indefinitely.  As a result of the resort’s shutdown, Barnwell determined that the fair value of its investment in Kona Village Resort was zero and wrote off its investment in Kona Village Investors, LLC.

Barnwell estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities.  Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments.  Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties.  Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements.  As further described in Note 7, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.  Asset retirement obligations are not measured at fair value subsequent to initial recognition.

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

15.                            COMMITMENTS AND CONTINGENCIES

Barnwell has several non-cancelable operating leases for office space and leasehold land.  Rental expense was $476,000 in 2012 and $504,000 in 2011.  Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows:

Fiscal year ending
2013	$579,000
2014	508,000
2015	185,000
2016	185,000
2017	161,000
Thereafter through 2026	215,000

Total	$1,833,000

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

Barnwell is obligated to pay Nearco, Inc. 4.2% of Kaupulehu Developments’ gross receipts from real estate transactions.  The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.

In conjunction with the closing of the Increment II transaction in fiscal 2006, Kaupulehu Developments entered into an agreement to pay its external real estate legal counsel 1.5% of all Increment II percentage of sales payments received by Kaupulehu Developments for services provided by its external real estate legal counsel in the negotiation and closing of the Increment II transaction.  No amounts were paid pursuant to this arrangement in fiscal years 2012 or 2011.

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

16.                            CONCENTRATIONS OF CREDIT RISK

Our oil and natural gas segment’s primary concentration of credit risk is associated with the following individually significant customers: Shell Trading Canada, Entegral Energy Marketing Inc. and ProGas Limited.  At September 30, 2012, these customers accounted for 54%, 15% and 11%, respectively, or in aggregate $1,266,000, of our oil and natural gas accounts receivables.  No other customer accounted for more than 10% of our oil and natural gas accounts receivables.

At September 30, 2012, Barnwell’s contract drilling subsidiary had accounts receivables from federal, state of Hawaii and county entities totaling $150,000.  Barnwell has lien rights on wells drilled and pumps installed for federal, state of Hawaii, county and private entities.

Management does not believe significant credit risk related to these trade receivables exists at September 30, 2012 based on prior historical experience.

17.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2012	2011
Increase (decrease) from changes in:
Receivables	$2,409,000	$2,894,000
Other current assets	46,000	656,000
Accounts payable	(214,000)	1,378,000
Accrued compensation	(739,000)	(7,000)
Other current liabilities	(357,000)	(1,073,000)

Increase from changes in current assets and liabilities	$1,145,000	$3,848,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$743,000	$996,000
Income taxes	$457,000	$1,774,000

Supplemental disclosure of non-cash investing and financing activities:
Long-term debt borrowings refinanced	$-	$12,500,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $2,245,000 and increased $298,000 during the years ended September 30, 2012 and 2011, respectively.  Additionally, during the years ended September 30, 2012 and 2011, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $388,000 and decreased $207,000, respectively.

18.                            SUBSEQUENT EVENTS

There were no material subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

19.                            SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

20.                            SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

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

	OIL & NGL	GAS	Total
	(Bbls)	(Mcf)	(Boe)
Proved reserves:
Balance at September 30, 2010	1,272,000	17,867,000	4,353,000

Revisions of previous estimates	42,000	(298,000)	(10,000)
Extensions, discoveries and other additions	120,000	324,000	176,000
Less production	(250,000)	(2,950,000)	(759,000)
Balance at September 30, 2011	1,184,000	14,943,000	3,760,000

Revisions of previous estimates	97,000	(1,121,000)	(96,000)
Extensions, discoveries and other additions	56,000	40,000	63,000
Less production	(259,000)	(2,753,000)	(734,000)
Balance at September 30, 2012	1,078,000	11,109,000	2,993,000

(B)                            Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, which were being depleted in all years, are summarized as follows:

	September 30,
	2012	2011
Proved properties	$238,788,000	$220,362,000
Unproved properties	3,645,000	4,490,000
Total capitalized costs	242,433,000	224,852,000
Accumulated depletion and depreciation	198,768,000	175,715,000
Net capitalized costs	$43,665,000	$49,137,000

(C)                           Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2012	2011
Acquisition of properties:
Unproved	$496,000	$1,455,000
Proved	-	-

Exploration costs	1,778,000	2,253,000

Development costs	2,641,000	9,591,000

Total	$4,915,000	$13,299,000

(D)                          Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30,
	2012	2011
Net revenues	$24,610,000	$28,804,000
Production costs	10,445,000	11,404,000
Depletion	10,367,000	9,469,000
Reduction of carrying value of oil and natural gas properties	2,551,000	-
Pre-tax results of operations*	1,247,000	7,931,000
Estimated income tax expense	(387,000)	(2,459,000)
Results of operations*	$860,000	$5,472,000

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

The estimated future cash flows at September 30, 2012 and 2011 were based on weighted average sales prices, based upon the average of the price in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995.  The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions.  The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2012 and 2011 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	September 30,
	2012	2011
Future cash inflows	$109,253,000	$142,198,000
Future production costs	(51,603,000)	(61,271,000)
Future development costs	(2,044,000)	(2,428,000)
Future income tax expenses	(8,260,000)	(13,839,000)
Future net cash flows	47,346,000	64,660,000
10% annual discount for timing of cash flows	(12,056,000)	(16,101,000)
Standardized measure of discounted future net cash flows	$35,290,000	$48,559,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2012	2011
Beginning of year	$48,559,000	$49,626,000
Sales of oil and natural gas produced, net of production costs	(14,165,000)	(17,400,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	(17,851,000)	2,461,000
Extensions and discoveries	2,312,000	4,407,000
Revisions of previous quantity estimates	4,084,000	2,030,000
Net change in income taxes	5,171,000	479,000
Accretion of discount	5,129,000	4,919,000
Other - changes in the timing of future production and other	(307,000)	1,578,000
Other - net change in Canadian dollar translation rate	2,358,000	459,000
Net change	(13,269,000)	(1,067,000)
End of year	$35,290,000	$48,559,000

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

As of September 30, 2012, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2012 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

None.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2012 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2012, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer.  This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2012 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2012, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2012 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2012, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under all of Barnwell’s existing equity compensation plans as of September 30, 2012:

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

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2012 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2012, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the 2012 Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2012, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                  Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2012 and 2011

Consolidated Statements of Operations – for the years ended September 30, 2012 and 2011

Consolidated Statements of Comprehensive (Loss) Income –
for the years ended September 30, 2012 and 2011

Consolidated Statements of Cash Flows – for the years ended September 30, 2012 and 2011

Consolidated Statements of Equity – for the years ended September 30, 2012 and 2011

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)     Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation(1)

3.2	Amended and Restated By-Laws(2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share(3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989)(4)

10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments(5)

10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments(5)

10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC(6)

10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004(7)

10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC(8)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

BARNWELL INDUSTRIES, INC.

(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Date:	December 12, 2012

SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton H. Kinzler	/s/ Russell M. Gifford
Morton H. Kinzler Chief Executive Officer and Chairman of the Board Date: December 12, 2012	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director Date: December 12, 2012

/s/ Alexander C. Kinzler
Alexander C. Kinzler President, Chief Operating Officer, General Counsel and Director Date: December 12, 2012

/s/ Martin Anderson	/s/ Murray C. Gardner
Martin Anderson, Director Date: December 12, 2012	Murray C. Gardner, Director Date: December 12, 2012

/s/ Ahron H. Haspel	/s/ Robert J. Inglima, Jr.
Ahron H. Haspel, Director Date: December 12, 2012	Robert J. Inglima, Jr., Director Date: December 12, 2012

/s/ Diane G. Kranz	/s/ Kevin K. Takata
Diane G. Kranz, Director Date: December 12, 2012	Kevin K. Takata, Director Date: December 12, 2012

INDEX TO EXHIBITS

Exhibit Number		Description

3.1		Certificate of Incorporation(1)

3.2		Amended and Restated By-Laws(2)

4.0		Form of the Registrant’s certificate of common stock, par value $.50 per share(3)

10.1		The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989)(4)

10.2		Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments(5)

10.3		KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments(5)

10.4		Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC(6)

10.5		Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004(7)

10.6		Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC(8)

21		List of Subsidiaries

23.1		Consent of KPMG LLP

23.2		Consent of InSite Petroleum Consultants Ltd.

31.1		Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101	.INS	XBRL Instance Document

101	.SCH	XBRL Taxonomy Extension Schema Document

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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