Form 10-Q
period 2012-12-31
BARNWELL INDUSTRIES INC
filed 2013-02-13
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                  ☐ Yes     ☒ No

As of February 8, 2013 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                     FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$10,027,000	$8,845,000
Accounts receivable, net of allowance for doubtful accounts of:
$44,000 at December 31, 2012; $45,000 at September 30, 2012	3,249,000	3,600,000
Prepaid expenses	755,000	361,000
Real estate held for sale	5,431,000	5,309,000
Other current assets	679,000	770,000

Total current assets	20,141,000	18,885,000

Investments	2,381,000	2,381,000

Property and equipment	255,241,000	256,153,000
Accumulated depletion, depreciation, and amortization	(210,247,000)	(207,529,000)
Property and equipment, net	44,994,000	48,624,000

Total assets	$67,516,000	$69,890,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,360,000	$2,680,000
Accrued capital expenditures	1,178,000	341,000
Accrued compensation	1,557,000	1,593,000
Payable to joint interest owners	844,000	854,000
Income taxes payable	507,000	-
Current portion of long-term debt	6,285,000	5,764,000
Other current liabilities	2,639,000	3,083,000

Total current liabilities	16,370,000	14,315,000

Long-term debt	11,252,000	11,400,000

Liability for retirement benefits	4,952,000	5,114,000

Asset retirement obligation	5,692,000	5,629,000

Deferred income taxes	2,161,000	3,307,000

Total liabilities	40,427,000	39,765,000

Equity:
Barnwell Industries, Inc. stockholders’ equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at December 31, 2012 and September 30, 2012	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	21,349,000	24,095,000
Accumulated other comprehensive income, net	2,017,000	2,322,000
Treasury stock, at cost:
167,900 shares at December 31, 2012 and September 30, 2012	(2,286,000)	(2,286,000)

Total Barnwell Industries, Inc. stockholders’ equity	26,592,000	29,643,000
Non-controlling interests	497,000	482,000

Total equity	27,089,000	30,125,000

Total liabilities and equity	$67,516,000	$69,890,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2012	2011
Revenues:
Oil and natural gas	$5,640,000	$7,789,000
Contract drilling	717,000	425,000
Gas processing and other	194,000	288,000

	6,551,000	8,502,000
Costs and expenses:
Oil and natural gas operating	1,993,000	2,741,000
Contract drilling operating	608,000	637,000
General and administrative	2,142,000	1,846,000
Depletion, depreciation, and amortization	2,679,000	2,909,000
Reduction of carrying value of assets	2,327,000	-
Interest expense	152,000	219,000

	9,901,000	8,352,000

(Loss) earnings before income taxes	(3,350,000)	150,000

Income tax (benefit) provision	(564,000)	490,000

Net loss	(2,786,000)	(340,000)

Less: Net loss attributable to non-controlling interests	(40,000)	(58,000)

Net loss attributable to Barnwell Industries, Inc.	$(2,746,000)	$(282,000)

Basic net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.33)	$(0.03)

Diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.33)	$(0.03)

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160
Diluted	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three months ended
	December 31,
	2012	2011

Net loss	$(2,786,000)	$(340,000)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(370,000)	781,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	65,000	65,000

Total other comprehensive (loss) income	(305,000)	846,000

Total comprehensive (loss) income	(3,091,000)	506,000

Less: Comprehensive loss attributable to non-controlling interests	(40,000)	(58,000)

Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(3,051,000)	$564,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,786,000)	$(340,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, and amortization	2,679,000	2,909,000
Reduction of carrying value of assets	2,327,000	-
Retirement benefits expense	154,000	182,000
Accretion of asset retirement obligation	96,000	86,000
Gain on sale of drilling equipment	-	(40,000)
Deferred income tax benefit	(1,122,000)	(68,000)
Asset retirement obligation payments	(17,000)	(109,000)
Share-based compensation benefit	(32,000)	(295,000)
Retirement plan contributions	(251,000)	(672,000)
Real estate held for sale	(122,000)	-
Increase from changes in current assets and liabilities	817,000	150,000

Net cash provided by operating activities	1,743,000	1,803,000

Cash flows from investing activities:
Proceeds from gas over bitumen royalty adjustments	8,000	15,000
Proceeds from sale of drilling equipment, net	-	59,000
Capital expenditures - oil and natural gas	(973,000)	(2,249,000)
Capital expenditures - all other	(2,000)	(6,000)

Net cash used in investing activities	(967,000)	(2,181,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	502,000	-
Repayments of long-term debt	(129,000)	(267,000)
Contributions from non-controlling interests	55,000	120,000

Net cash provided by (used in) financing activities	428,000	(147,000)

Effect of exchange rate changes on cash and cash equivalents	(22,000)	10,000

Net increase (decrease) in cash and cash equivalents	1,182,000	(515,000)
Cash and cash equivalents at beginning of period	8,845,000	9,834,000

Cash and cash equivalents at end of period	$10,027,000	$9,319,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended December 31, 2012 and 2011

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at September 30, 2011	8,277,160	$4,223,000	$1,289,000	$34,231,000	$290,000	$(2,286,000)	$967,000	$38,714,000
Contributions from non-controlling interests							120,000	120,000
Net loss				(282,000)			(58,000)	(340,000)
Foreign currency translation adjustments, net of taxes of $0					781,000			781,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					65,000			65,000
Balance at December 31, 2011	8,277,160	$4,223,000	$1,289,000	$33,949,000	$1,136,000	$(2,286,000)	$1,029,000	$39,340,000

Balance at September 30, 2012	8,277,160	$4,223,000	$1,289,000	$24,095,000	$2,322,000	$(2,286,000)	$482,000	$30,125,000
Contributions from non-controlling interests							55,000	55,000
Net loss				(2,746,000)			(40,000)	(2,786,000)
Foreign currency translation adjustments, net of taxes of $0					(370,000)			(370,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					65,000			65,000
Balance at December 31, 2012	8,277,160	$4,223,000	$1,289,000	$21,349,000	$2,017,000	$(2,286,000)	$497,000	$27,089,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2012 Annual Report on Form 10-K.  The Condensed Consolidated Balance Sheet as of September 30, 2012 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2012, results of operations, comprehensive (loss) income, cash flows and equity for the three months ended December 31, 2012 and 2011, have been made.  The results of operations for the period ended December 31, 2012 are not necessarily indicative of the operating results for the full year.

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

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended December 31, 2012
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(2,746,000)	8,277,160	$(0.33)

Effect of dilutive securities -
common stock options	-	-

Diluted net loss per share	$(2,746,000)	8,277,160	$(0.33)

	Three months ended December 31, 2011
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(282,000)	8,277,160	$(0.03)

Effect of dilutive securities -
common stock options	-	-

Diluted net loss per share	$(282,000)	8,277,160	$(0.03)

Potentially dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method.  Potentially dilutive shares are excluded from the computation of loss per share if their effect is antidilutive.  Options to purchase 807,250 and 815,375 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2012 and 2011, respectively, as their inclusion would have been antidilutive.

3.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007 constructs and sells single-family homes.  Kaupulehu 2007 currently owns one luxury residence in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean that is available for sale.

4.                                    INVESTMENTS

A summary of Barnwell’s investments as of December 31, 2012 and September 30, 2012 is as follows:

Investment in two residential parcels	$2,331,000
Investment in land interest – Lot 4C	50,000

Total investments	$2,381,000

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

5.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	December 31,	September 30,
	2012	2012

Canadian revolving credit facility	$12,502,000	$12,000,000
Real estate loan	5,035,000	5,164,000

	17,537,000	17,164,000
Less: current portion	(6,285,000)	(5,764,000)

Total long-term debt	$11,252,000	$11,400,000

Canadian revolving credit facility

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or US$20,102,000 at the December 31, 2012 exchange rate.  Unused credit available under this facility was US$7,600,000 and the interest rate on the facility was 2.71% at December 31, 2012.

Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2013.  Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank.  If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).  Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2013, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2013.  As such, two quarterly repayments of 5% each would be due within one year of December 31, 2012 and accordingly, we have included $1,250,000, representing 10% of the outstanding loan balance at December 31, 2012, in the current portion of long-term debt.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank.  Principal and interest are paid monthly and are determined based on a loan amortization schedule.  The monthly payment will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel.  The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  The interest rate at December 31, 2012 was 3.57%.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

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

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio.  As of December 31, 2012, we were in compliance with the loan covenants.

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at December 31, 2012 under the term loan has been classified as a current liability.

6.                                    RETIREMENT PLANS

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2012	2011	2012	2011	2012	2011
Service cost	$68,000	$75,000	$13,000	$13,000	$4,000	$3,000
Interest cost	75,000	81,000	14,000	15,000	12,000	12,000
Expected return on plan assets	(97,000)	(82,000)	-	-	-	-
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	-	34,000	34,000
Amortization of net actuarial loss (gain)	26,000	29,000	5,000	4,000	-	(3,000)

Net periodic benefit cost	$73,000	$104,000	$31,000	$32,000	$50,000	$46,000

Barnwell contributed $250,000 to the Pension Plan during the three months ended December 31, 2012 and does not expect to make any further contributions during the remainder of fiscal 2013.  The SERP and Postretirement Medical plans are unfunded, and Barnwell will fund benefits when payments are made.  Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2013 and expected payments under the SERP for fiscal 2013 are not material.  Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

7.                                    INCOME TAXES

The components of (loss) earnings before income taxes, after adjusting (loss) earnings for non-controlling interests, are as follows:

	Three months ended December 31,
	2012	2011

United States	$(1,288,000)	$(1,330,000)
Canada	(2,022,000)	1,538,000

	$(3,310,000)	$208,000

The components of the income tax (benefit) provision are as follows:

	Three months ended December 31,
	2012	2011

Current	$558,000	$558,000
Deferred	(1,122,000)	(68,000)

	$(564,000)	$490,000

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2012 and 2011, after adjusting (loss) earnings before income taxes for non-controlling interests, was 17% and 236%, respectively.

Consolidated taxes do not bear a customary relationship to pretax (losses) earnings due primarily to the fact that Canadian income taxes are not sheltered by current period U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have any future U.S. tax benefit prior to expiration.

The Canada Revenue Agency is currently examining the Company’s Canadian federal income tax returns for fiscal 2010 and 2011.

8.                                    SEGMENT INFORMATION

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

	Three months ended December 31,
	2012	2011
Revenues:
Oil and natural gas	$5,640,000	$7,789,000
Contract drilling	717,000	425,000
Other	166,000	276,000
Total before interest income	6,523,000	8,490,000
Interest income	28,000	12,000

Total revenues	$6,551,000	$8,502,000

Depletion, depreciation, and amortization:
Oil and natural gas	$2,535,000	$2,753,000
Contract drilling	115,000	129,000
Other	29,000	27,000

Total depletion, depreciation, and amortization	$2,679,000	$2,909,000

Reduction of carrying value of assets:
Oil and natural gas	$2,327,000	$-

Operating (loss) profit
(before general and administrative expenses):
Oil and natural gas	$(1,215,000)	$2,295,000
Contract drilling	(6,000)	(341,000)
Other	137,000	249,000

Total operating (loss) profit	(1,084,000)	2,203,000

General and administrative expenses	(2,142,000)	(1,846,000)
Interest expense	(152,000)	(219,000)
Interest income	28,000	12,000

(Loss) earnings before income taxes	$(3,350,000)	$150,000

9.                                    ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of taxes, are as follows:

	December 31,	September 30,
	2012	2012

Foreign currency translation	$4,650,000	$5,020,000
Retirement plans liability	(2,633,000)	(2,698,000)

Accumulated other comprehensive income	$2,017,000	$2,322,000

10.                            FAIR VALUE MEASUREMENTS

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

11.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2012	2011
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$146,000	$176,000
Income taxes	$5,000	$230,000

Capital expenditure accruals related to oil and natural gas exploration and development increased $844,000 and decreased $327,000 during the three months ended December 31, 2012 and 2011, respectively. Additionally, during the three months ended December 31, 2012 and 2011, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $48,000 and $28,000, respectively.

12.       OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitation at December 31, 2012.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,327,000 during the three months ended December 31, 2012.  No such reduction was necessary during the three months ended December 31, 2011.  The reduction is included in the Condensed Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

13.       SUBSEQUENT EVENT

In February 2013, Kaupulehu Developments received a percentage of sales payment totaling $300,000 from the second quarter sale of the first lot within Phase II of Increment I.  Financial results from the receipt of this payment will be reflected in Barnwell’s quarter ending March 31, 2013.

ITEM 2.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information

For the Purpose Of “Safe Harbor” Provisions Of The

Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts.  These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements.  Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions.  Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.  Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.  The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2012.  Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2012.  We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Land Investment Segment

The land investment segment is comprised of the following components:

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

Results of Operations

Summary

Barnwell incurred a net loss of $2,746,000 for the three months ended December 31, 2012, a $2,464,000 decrease in operating results from a net loss of $282,000 for the three months ended December 31, 2011.  This decrease was largely attributable to the following items:

•            A non-cash reduction of the carrying value of oil and natural gas properties of $2,327,000;

•            A $1,183,000 decrease in oil and natural gas segment operating profit, before reduction in carrying value of assets and taxes, primarily resulting from lower prices received for oil, natural gas liquids, and natural gas and lower net oil and net natural gas production; and

•            A $296,000 increase in general and administrative expenses due primarily to increased stock appreciation rights expense.

The items above were partially offset by:

•            A $335,000 increase in contract drilling operating results, before taxes, primarily due to increased water well drilling activity.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 3% in the three months ended December 31, 2012, as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 1% at December 31, 2012, as compared to September 30, 2012.  Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.  Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively.  Other comprehensive income and losses are not included in net loss.  Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2012 was $370,000, a $1,151,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $781,000 for the same period in the prior year.  There were no taxes on other comprehensive (loss) income due to foreign currency translation adjustments in the three months ended December 31, 2012 and 2011 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas revenues

The following tables set forth Barnwell’s average prices per unit of production and net production volumes.  Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2012	2011	$	%
Natural Gas (Mcf)*	$2.53	$2.88	$(0.35)	(12%)
Oil (Bbls)**	$75.00	$88.68	$(13.68)	(15%)
Liquids (Bbls)**	$40.29	$52.04	$(11.75)	(23%)

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2012	2011	Units	%
Natural Gas (Mcf)*	660,000	765,000	(105,000)	(14%)
Oil (Bbls)**	38,000	48,000	(10,000)	(21%)
Liquids (Bbls)**	24,000	23,000	1,000	4%

*                 Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $2,149,000 (28%) for the three months ended December 31, 2012, as compared to the same period in the prior year, primarily due to declines in oil, natural gas liquids, and natural gas prices, which decreased 15%, 23% and 12%, respectively, as compared to the same period in the prior year. The decrease was also attributable to a decrease in net oil and net natural gas production, which decreased 21% and 14%, respectively, as compared to the same period in the prior year, primarily due to natural gas well shut ins and natural declines in production from older properties which were partially offset by lower royalty rates.

Net natural gas liquids production for the three months ended December 31, 2012 increased 4%, as compared to the same period in the prior year.  Natural declines in production from older properties resulted in a 9% decrease in gross natural gas liquids production, however the decrease in gross production was more than offset by the impact of lower natural gas liquids royalty rates due to lower prices and production, yielding an increase in net natural gas liquids production of 4%.

Due to low natural gas prices, certain natural gas wells have been shut in by the Company and independent operators of such properties due to economic or operational issues.  Net natural gas production from these wells in the prior year quarter accounted for approximately 6% of the net natural gas production for that period.  The latest natural gas well shut in occurred in August 2012 and the Company has not had any further shut ins as natural gas prices have increased from the lows encountered during much of fiscal 2012, although the level of future natural gas prices remains uncertain.  Future additional shut ins may result in the Company receiving materially less than anticipated production or no production and associated revenues from affected properties until the Company or independent operator elects to return such wells to production.  The impact of any future natural gas well shut ins is unknown as such events are dependent upon the level of future natural gas prices and the ability to resolve specific operational issues, which the Company is unable to predict.

Oil and natural gas operating expenses

Oil and natural gas operating expenses decreased $748,000 (27%) for the three months ended December 31, 2012, as compared to the same period in the prior year, due primarily to lower production.  Additionally, a $220,000 equalization credit for previously allocated operating expenses was received from an operator of a property in the current period.

Contract drilling

Contract drilling revenues increased $292,000 (69%) and contract drilling costs decreased $29,000 (5%) for the three months ended December 31, 2012, as compared to the same period in the prior year.  The contract drilling segment generated a $6,000 operating loss before general and administrative expenses in the three months ended December 31, 2012, an increase in operating results of $335,000 as compared to the $341,000 operating loss generated during the same period of the prior year.  The increase in operating results was primarily due to increased water well drilling activity.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand.  In general, there has been a significant decrease in demand for water well drilling contracts in the last three years due largely to the impact of the recession and continuing weak economic conditions on both private real estate development and governmental capital improvement budgets.  Lack of availability of contracts has also resulted in increased competition for available contracts, which generally has resulted in lower estimated margins on awarded contracts.  Continued lack of water well drilling contracts may necessitate future cost reduction measures, temporary shutdown of water well drilling operations, or sale or liquidation of a portion of our contract drilling equipment.  The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as the duration of the slowdown in construction activity is unknown.

Gas processing and other

Gas processing and other income decreased $94,000 (33%) for the three months ended December 31, 2012, as compared to the same period in the prior year.  The decrease was primarily attributable to prior year income of $104,000 from natural gas processing facility allowances.

General and administrative expenses

General and administrative expenses increased $296,000 (16%) for the three months ended December 31, 2012, as compared to the same period in the prior year.  The increase was due to the fact that general and administrative expenses in the prior year period included a $295,000 reduction in stock appreciation rights expense resulting from a significant decline in the market price of the Company’s stock, as compared to a $32,000 reduction in stock appreciation rights expense in the current period.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $230,000 (8%) for the three months ended December 31, 2012, as compared to the same period in the prior year.  The decrease was primarily due to a 13% decrease in net oil and natural gas production, partially offset by a 3% increase in the depletion rate and a 3% increase in the average exchange rate of the Canadian dollar to the U.S. dollar.

The increase in the depletion rate was due to increases in Barnwell’s costs of finding and developing proven reserves and the drilling of unsuccessful wells, partially offset by the impact of a reduction in the carrying value of oil and natural gas properties at September 30, 2012.

Reduction of carrying value of assets

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations.  Barnwell’s net capitalized costs exceeded the ceiling limitation at December 31, 2012.  As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,327,000 during the three months ended December 31, 2012.  No such reduction of the carrying value of Barnwell’s oil and natural gas properties was necessary during the three months ended December 31, 2011.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.  Based on the impact of first-day-of-the-month oil, natural gas and natural gas liquids prices for January and February 2013 and forecast capital expenditures and reserve additions, the Company may be required to record a reduction in carrying value of its oil and natural gas properties in its second quarter ended March 31, 2013.  The Company is unable to estimate a range of the amount of the potential reduction in carrying value as variables that impact the ceiling limitation are dependent upon actual results of activity during the second quarter of fiscal 2013, which is not yet complete as of the date of this filing.

Income taxes

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2012 and 2011, after adjusting (loss) earnings before income taxes for non-controlling interests, was 17% and 236%, respectively.

Consolidated taxes do not bear a customary relationship to pretax (losses) earnings due primarily to the fact that Canadian income taxes are not sheltered by current period U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have any future U.S. tax benefit prior to expiration.

The Canada Revenue Agency is currently examining the Company’s Canadian federal income tax returns for fiscal 2010 and 2011.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit.  At December 31, 2012, Barnwell had $10,027,000 in cash and cash equivalents, $3,771,000 in working capital, and $7,600,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $1,743,000 for the three months ended December 31, 2012, as compared to $1,803,000 for the same period in the prior year, a decrease of $60,000.  The decrease was due to lower oil and natural gas segment operating results, partially offset by changes in working capital.

Net cash used in investing activities totaled $967,000 during the three months ended December 31, 2012, as compared to $2,181,000 during the same period of the prior year.  The decrease in cash outflows was primarily due to a $1,276,000 decrease in oil and natural gas capital expenditures.

Cash flows provided by financing activities totaled $428,000 for the three months ended December 31, 2012, as compared to $147,000 of cash used in financing activities during the same period of the prior year.  The $575,000 increase in cash flows was primarily due to long-term debt borrowings and decreased debt repayments.

Credit Arrangements

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or US$20,102,000 at the December 31, 2012 exchange rate of 1.0051.  Borrowings under this facility were US$12,502,000 and unused credit available under this facility was US$7,600,000 at December 31, 2012.  The interest rate on the facility at December 31, 2012 was 2.71%.  Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2013.  Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018.  Principal and interest are paid monthly and are determined based on a loan amortization schedule.  Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel.  The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate.  The interest rate at December 31, 2012 was 3.57%.  Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.  The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon.  Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The non-revolving real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1.  As of December 31, 2012, we were in compliance with the loan covenants.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $1,865,000 for the three months ended December 31, 2012, as compared to $1,950,000 for the same period in the prior year.  Management expects that oil and natural gas capital expenditures in fiscal 2013 will range from $5,000,000 to $6,000,000.  This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended December 31, 2012, Barnwell participated in the drilling of 4 gross (1.1 net) wells in Canada, all of which appear to be successful.  The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein.  For example, a 50% interest in a well represents 1 gross well, but 0.5 net well.  The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Other Considerations

We believe our sources of funds such as current cash balances, future operating cash flows, land investment segment proceeds, and available credit will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest.  However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sale proceeds are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the current level of borrowings under the facility upon the April 2013 review, and/or we fall short of our key financial debt covenants for our real estate loan and are required to repay a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash inflows and/or higher cash outflows than expected, which in turn could have a material adverse effect on our operations, liquidity, cash flows and financial condition.  Absent a sufficient increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels.  As such, the near-term and longer-term outlook for sources and uses of funds and oil and natural gas capital resources remains highly dependent on the factors noted above.

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

As of December 31, 2012, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2012 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: February 13, 2013	/s/ Russell M. Gifford
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