Form 10-Q
period 2013-03-31
BARNWELL INDUSTRIES INC
filed 2013-05-14
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                 ☐ Yes     ☒ No

As of May 10, 2013 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                     FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,316,000	$8,845,000
Accounts receivable, net of allowance for doubtful accounts of:
$44,000 at March 31, 2013; $45,000 at September 30, 2012	4,363,000	3,600,000
Prepaid expenses	496,000	361,000
Real estate held for sale	5,448,000	5,309,000
Other current assets	649,000	770,000

Total current assets	19,272,000	18,885,000

Investments	2,381,000	2,381,000

Property and equipment	252,009,000	256,153,000
Accumulated depletion, depreciation, and amortization	(210,580,000)	(207,529,000)
Property and equipment, net	41,429,000	48,624,000

Total assets	$63,082,000	$69,890,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,965,000	$2,680,000
Accrued capital expenditures	1,757,000	341,000
Accrued incentive and other compensation	1,469,000	1,593,000
Payable to joint interest owners	682,000	854,000
Income taxes payable	78,000	-
Current portion of long-term debt	4,903,000	5,764,000
Other current liabilities	3,381,000	3,083,000

Total current liabilities	15,235,000	14,315,000

Long-term debt	12,000,000	11,400,000

Liability for retirement benefits	5,039,000	5,114,000

Asset retirement obligation	5,554,000	5,629,000

Deferred income taxes	1,563,000	3,307,000

Total liabilities	39,391,000	39,765,000

Commitments and contingencies (Note 11)

Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at March 31, 2013 and September 30, 2012	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	18,405,000	24,095,000
Accumulated other comprehensive income, net	1,482,000	2,322,000
Treasury stock, at cost:
167,900 shares at March 31, 2013 and September 30, 2012	(2,286,000)	(2,286,000)

Total stockholders’ equity	23,113,000	29,643,000
Non-controlling interests	578,000	482,000

Total equity	23,691,000	30,125,000

Total liabilities and equity	$63,082,000	$69,890,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:
Oil and natural gas	$5,605,000	$6,408,000	$11,245,000	$14,197,000
Contract drilling	703,000	281,000	1,420,000	706,000
Sale of interest in leasehold land, net	282,000	353,000	282,000	353,000
Gas processing and other	179,000	124,000	373,000	412,000

	6,769,000	7,166,000	13,320,000	15,668,000
Costs and expenses:
Oil and natural gas operating	3,049,000	2,792,000	5,042,000	5,533,000
Contract drilling operating	653,000	460,000	1,261,000	1,097,000
General and administrative	2,107,000	2,367,000	4,249,000	4,213,000
Depletion, depreciation, and amortization	2,332,000	2,806,000	5,011,000	5,715,000
Reduction of carrying value of assets	2,179,000	1,854,000	4,506,000	1,854,000
Interest expense	144,000	219,000	296,000	438,000

	10,464,000	10,498,000	20,365,000	18,850,000

Loss before income taxes	(3,695,000)	(3,332,000)	(7,045,000)	(3,182,000)

Income tax (benefit) provision	(772,000)	(3,000)	(1,336,000)	487,000

Net loss	(2,923,000)	(3,329,000)	(5,709,000)	(3,669,000)

Less: Net earnings (loss) attributable to non-controlling interests	21,000	(348,000)	(19,000)	(406,000)

Net loss attributable to Barnwell Industries, Inc.	$(2,944,000)	$(2,981,000)	$(5,690,000)	$(3,263,000)

Basic net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.36)	$(0.36)	$(0.69)	$(0.39)

Diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.36)	$(0.36)	$(0.69)	$(0.39)

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160	8,277,160	8,277,160
Diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012

Net loss	$(2,923,000)	$(3,329,000)	$(5,709,000)	$(3,669,000)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(600,000)	662,000	(970,000)	1,443,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	65,000	65,000	130,000	130,000

Total other comprehensive (loss) income	(535,000)	727,000	(840,000)	1,573,000

Total comprehensive loss	(3,458,000)	(2,602,000)	(6,549,000)	(2,096,000)

Less: Comprehensive income (loss) attributable to non-controlling interests	21,000	(348,000)	(19,000)	(406,000)

Comprehensive loss attributable to Barnwell Industries, Inc.	$(3,479,000)	$(2,254,000)	$(6,530,000)	$(1,690,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,709,000)	$(3,669,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, and amortization	5,011,000	5,715,000
Reduction of carrying value of assets	4,506,000	1,854,000
Retirement benefits expense	308,000	364,000
Accretion of asset retirement obligation	190,000	174,000
Gain on sale of drilling equipment	-	(40,000)
Deferred income tax benefit	(1,680,000)	(176,000)
Asset retirement obligation payments	(133,000)	(281,000)
Share-based compensation benefit	(41,000)	(68,000)
Retirement plan contributions	(253,000)	(673,000)
Sale of interest in leasehold land, net	(282,000)	(353,000)
Real estate held for sale	(139,000)	-
(Decrease) increase from changes in current assets and liabilities	(270,000)	180,000

Net cash provided by operating activities	1,508,000	3,027,000

Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	282,000	375,000
Proceeds from gas over bitumen royalty adjustments	24,000	40,000
Proceeds from sale of drilling equipment, net	-	59,000
Capital expenditures - oil and natural gas	(2,127,000)	(4,304,000)
Capital expenditures - all other	(2,000)	(27,000)

Net cash used in investing activities	(1,823,000)	(3,857,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	503,000	-
Repayments of long-term debt	(757,000)	(670,000)
Contributions from non-controlling interests	115,000	240,000

Net cash used in financing activities	(139,000)	(430,000)

Effect of exchange rate changes on cash and cash equivalents	(75,000)	25,000

Net decrease in cash and cash equivalents	(529,000)	(1,235,000)
Cash and cash equivalents at beginning of period	8,845,000	9,834,000

Cash and cash equivalents at end of period	$8,316,000	$8,599,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended March 31, 2013 and 2012

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at December 31, 2011	8,277,160	$4,223,000	$1,289,000	$33,949,000	$1,136,000	$(2,286,000)	$1,029,000	$39,340,000
Contributions from non-controlling interests							120,000	120,000
Net loss				(2,981,000)			(348,000)	(3,329,000)
Foreign currency translation adjustments, net of taxes of $0					662,000			662,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					65,000			65,000
Balance at March 31, 2012	8,277,160	$4,223,000	$1,289,000	$30,968,000	$1,863,000	$(2,286,000)	$801,000	$36,858,000

Balance at December 31, 2012	8,277,160	$4,223,000	$1,289,000	$21,349,000	$2,017,000	$(2,286,000)	$497,000	$27,089,000
Contributions from non-controlling interests							60,000	60,000
Net (loss) earnings				(2,944,000)			21,000	(2,923,000)
Foreign currency translation adjustments, net of taxes of $0					(600,000)			(600,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					65,000			65,000
Balance at March 31, 2013	8,277,160	$4,223,000	$1,289,000	$18,405,000	$1,482,000	$(2,286,000)	$578,000	$23,691,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Six months ended March 31, 2013 and 2012

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at September 30, 2011	8,277,160	$4,223,000	$1,289,000	$34,231,000	$290,000	$(2,286,000)	$967,000	$38,714,000
Contributions from non-controlling interests							240,000	240,000
Net loss				(3,263,000)			(406,000)	(3,669,000)
Foreign currency translation adjustments, net of taxes of $0					1,443,000			1,443,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					130,000			130,000
Balance at March 31, 2012	8,277,160	$4,223,000	$1,289,000	$30,968,000	$1,863,000	$(2,286,000)	$801,000	$36,858,000

Balance at September 30, 2012	8,277,160	$4,223,000	$1,289,000	$24,095,000	$2,322,000	$(2,286,000)	$482,000	$30,125,000
Contributions from non-controlling interests							115,000	115,000
Net loss				(5,690,000)			(19,000)	(5,709,000)
Foreign currency translation adjustments, net of taxes of $0					(970,000)			(970,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					130,000			130,000
Balance at March 31, 2013	8,277,160	$4,223,000	$1,289,000	$18,405,000	$1,482,000	$(2,286,000)	$578,000	$23,691,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2013, results of operations, comprehensive loss, and equity for the three and six months ended March 31, 2013 and 2012, and cash flows for the six months ended March 31, 2013 and 2012, have been made. The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

2.                                    LOSS PER COMMON SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net earnings (loss) attributable to Barnwell stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share includes the potentially dilutive effect of outstanding common stock options, to the extent their inclusion would be dilutive. Potentially dilutive shares are excluded from the computation of diluted earnings (loss) per share if their effect is anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended March 31, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(2,944,000)	8,277,160	$(0.36)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(2,944,000)	8,277,160	$(0.36)

	Six months ended March 31, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(5,690,000)	8,277,160	$(0.69)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(5,690,000)	8,277,160	$(0.69)

	Three months ended March 31, 2012
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(2,981,000)	8,277,160	$(0.36)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(2,981,000)	8,277,160	$(0.36)

	Six months ended March 31, 2012
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(3,263,000)	8,277,160	$(0.39)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(3,263,000)	8,277,160	$(0.39)

Potentially dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Options to purchase 777,250 and 815,375 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2013 and 2012, respectively, as their inclusion would have been antidilutive due to the net loss attributable to Barnwell stockholders.

3.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007 constructs and sells single-family homes. Kaupulehu 2007 currently owns one luxury residence that is available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

In April 2012, Kaupulehu 2007 entered into a contract to sell one of the luxury residences at a price below carrying value. Accordingly, during the three and six months ended March 31, 2012, Barnwell recorded a $1,854,000 reduction in the carrying value of real estate held for sale to reflect this decline in the estimated market value. No reduction was necessary during the three and six months ended March 31, 2013.

4.                                    INVESTMENTS

A summary of Barnwell’s investments as of March 31, 2013 and September 30, 2012 is as follows:

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

5.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	March 31,	September 30,
	2013	2012

Canadian revolving credit facility	$12,000,000	$12,000,000
Real estate loan	4,903,000	5,164,000

	16,903,000	17,164,000
Less: current portion	(4,903,000)	(5,764,000)

Total long-term debt	$12,000,000	$11,400,000

Canadian revolving credit facility

In March 2013, Barnwell’s credit facility at Royal Bank of Canada was renewed through April 2014 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or US$19,692,000 at the March 31, 2013 exchange rate. Unused credit available under this facility was US$7,692,000 and the interest rate on the facility was 2.70% at March 31, 2013.

The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at the Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance. Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2014. Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank. If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter). Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2014, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2014. As no debt repayments will be required on or before March 31, 2014, the entire outstanding loan balance at March 31, 2013 is classified as long-term debt.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. Principal and interest are paid monthly and are determined based on a loan amortization schedule. The monthly payment will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at March 31, 2013 was 3.57%, and was adjusted to 3.53% effective April 1, 2013. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

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

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio. As of March 31, 2013, we were in compliance with the loan covenants.

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at March 31, 2013 under the term loan has been classified as a current liability.

6.                                    RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees. Additionally, Barnwell sponsors a Supplemental Employee Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the Pension Plan, and a postretirement medical insurance benefits plan (“Postretirement Medical”) covering eligible U.S. employees.

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2013	2012	2013	2012	2013	2012
Service cost	$68,000	$76,000	$13,000	$12,000	$3,000	$3,000
Interest cost	74,000	81,000	15,000	15,000	13,000	12,000
Expected return on plan assets	(97,000)	(82,000)	-	-	-	-
Amortization of prior service cost (credit)	2,000	2,000	(2,000)	-	34,000	34,000
Amortization of net actuarial loss (gain)	26,000	27,000	5,000	4,000	-	(2,000)

Net periodic benefit cost	$73,000	$104,000	$31,000	$31,000	$50,000	$47,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2013	2012	2013	2012	2013	2012
Service cost	$136,000	$151,000	$26,000	$25,000	$7,000	$6,000
Interest cost	149,000	162,000	29,000	30,000	25,000	24,000
Expected return on plan assets	(194,000)	(164,000)	-	-	-	-
Amortization of prior service cost (credit)	3,000	3,000	(3,000)	-	68,000	68,000
Amortization of net actuarial loss (gain)	52,000	56,000	10,000	8,000	-	(5,000)

Net periodic benefit cost	$146,000	$208,000	$62,000	$63,000	$100,000	$93,000

Barnwell contributed $250,000 to the Pension Plan during the six months ended March 31, 2013 and does not expect to make any further contributions during the remainder of fiscal 2013. The SERP and Postretirement Medical plans are unfunded, and Barnwell will fund benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2013 and expected payments under the SERP for fiscal 2013 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

7.                                    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012

United States	$(1,014,000)	$(2,972,000)	$(2,302,000)	$(4,302,000)
Canada	(2,702,000)	(12,000)	(4,724,000)	1,526,000

	$(3,716,000)	$(2,984,000)	$(7,026,000)	$(2,776,000)

The components of the income tax (benefit) provision are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012

Current	$(214,000)	$105,000	$344,000	$663,000
Deferred	(558,000)	(108,000)	(1,680,000)	(176,000)

	$(772,000)	$(3,000)	$(1,336,000)	$487,000

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2013, after adjusting loss before income taxes for non-controlling interests, was 21% and 19%, respectively, as compared to 0% and (18%) for the three and six months ended March 31, 2012, respectively.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenues:
Oil and natural gas	$5,605,000	$6,408,000	$11,245,000	$14,197,000
Land investment	282,000	353,000	282,000	353,000
Contract drilling	703,000	281,000	1,420,000	706,000
Other	178,000	121,000	344,000	397,000
Total before interest income	6,768,000	7,163,000	13,291,000	15,653,000
Interest income	1,000	3,000	29,000	15,000
Total revenues	$6,769,000	$7,166,000	$13,320,000	$15,668,000

Depletion, depreciation, and amortization:
Oil and natural gas	$2,195,000	$2,649,000	$4,730,000	$5,402,000
Contract drilling	108,000	128,000	223,000	257,000
Other	29,000	29,000	58,000	56,000
Total depletion, depreciation, and amortization	$2,332,000	$2,806,000	$5,011,000	$5,715,000

Reduction of carrying value of assets:
Oil and natural gas	$2,179,000	$-	$4,506,000	$-
Residential real estate	-	1,854,000	-	1,854,000
Total reduction of carrying value of assets	$2,179,000	$1,854,000	$4,506,000	$1,854,000

Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(1,818,000)	$967,000	$(3,033,000)	$3,262,000
Land investment	282,000	353,000	282,000	353,000
Contract drilling	(58,000)	(307,000)	(64,000)	(648,000)
Residential real estate	-	(1,854,000)	-	(1,854,000)
Other	149,000	92,000	286,000	341,000
Total operating (loss) profit	(1,445,000)	(749,000)	(2,529,000)	1,454,000

General and administrative expenses	(2,107,000)	(2,367,000)	(4,249,000)	(4,213,000)
Interest expense	(144,000)	(219,000)	(296,000)	(438,000)
Interest income	1,000	3,000	29,000	15,000
Loss before income taxes	$(3,695,000)	$(3,332,000)	$(7,045,000)	$(3,182,000)

9.                                    ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of taxes, are as follows:

	March 31,	September 30,
	2013	2012

Foreign currency translation	$4,050,000	$5,020,000
Retirement plans liability	(2,568,000)	(2,698,000)

Accumulated other comprehensive income	$1,482,000	$2,322,000

10.                            FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. The following table provides carrying value and fair value measurement information for nonrecurring fair value measurements recorded during the three and six months ended March 31, 2012:

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the three and
	March 31,	Markets	Inputs	Inputs	six months ended
	2012	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
Real estate held for sale*	$ 10,786,000	$ -	$ 10,786,000	$ -	$ 1,854,000

_________________

*            The fair value included in the table above represents only those assets whose carrying values were adjusted to fair value in each respective period.

The fair value of our real estate held for sale was based on a contract to sell one of the luxury residences at a price below carrying value entered into in April 2012. The fair values of both homes held for sale at March 31, 2012 were revised downward as a result of the information provided by those negotiations. Such fair value measurements have been classified as Level 2 valuations.

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

11.       COMMITMENTS AND CONTINGENCIES

Environmental Matters

At March 31, 2013, a liability was established for recently discovered soil contamination from infrastructure issues at the Dunvegan and Wood River properties. The estimated amount accrued for probable environmental remediation costs was $696,000, which has not been discounted, and is accrued in “Other current liabilities” on the Condensed Consolidated Balance Sheets. Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred. No accrual for environmental remediation costs was necessary at September 30, 2012.

12.                            INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$285,000	$388,000
Income taxes	$215,000	$455,000

Capital expenditure accruals related to oil and natural gas exploration and development increased $1,450,000 and decreased $2,153,000 during the six months ended March 31, 2013 and 2012, respectively. Additionally, during the six months ended March 31, 2013 and 2012, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $48,000 and $28,000, respectively.

13.       OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, the Company performs quarterly ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitation at March 31, 2013. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,179,000 during the three months ended March 31, 2013. The current quarter’s reduction of the carrying value of oil and natural gas properties combined with the first quarter’s reduction of $2,327,000 resulted in a reduction of $4,506,000 for the six months ended March 31, 2013. No such reduction was necessary during the three and six months ended March 31, 2012. The reduction is included in the Condensed Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2013. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective on a prospective basis for fiscal years, and interim reporting periods within those years, beginning after December 15, 2012. Adoption of this standard will impact the presentation of Barnwell’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The amendments are effective retrospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This update provides guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. The amendments are effective on a prospective basis for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, “Liquidation Basis of Accounting,” which provides guidance on when and how to apply the liquidation basis of accounting and on what to disclose. The update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, as defined in the update. The amendments are effective on a prospective basis for an entity that determines liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

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

Results of Operations

Summary

Barnwell incurred a net loss of $2,944,000 for the three months ended March 31, 2013, a $37,000 increase in operating results from a net loss of $2,981,000 for the three months ended March 31, 2012.  The following factors affected the results of operations for the three months ended March 31, 2013 as compared to the prior year period:

•            A non-cash reduction of the carrying value of oil and natural gas properties of $2,179,000 recorded in the current year period as compared to a $1,854,000 reduction of the carrying value of residential real estate, before impact of non-controlling interests, recorded in the prior year period;

•            A $606,000 decrease in oil and natural gas segment operating profit, before reduction in carrying value of assets and taxes, primarily resulting from lower prices received for oil, lower net natural gas production and increased operating expenses due to estimated costs incurred to remediate soil contamination issues;

•            A $260,000 decrease in general and administrative expenses due primarily to decreased stock appreciation rights expense; and

•            A $249,000 increase in contract drilling operating results, before taxes, primarily due to increased water well drilling activity.

Barnwell incurred a net loss of $5,690,000 for the six months ended March 31, 2013, a $2,427,000 decrease in operating results from a net loss of $3,263,000 for the six months ended March 31, 2012. The following factors affected the results of operations for the six months ended March 31, 2013 as compared to the prior year period:

•            A non-cash reduction of the carrying value of oil and natural gas properties of $4,506,000 recorded in the current year period as compared to a $1,854,000 reduction of the carrying value of residential real estate, before impact of non-controlling interests, recorded in the prior year period;

•            A $1,789,000 decrease in oil and natural gas segment operating profit, before reduction in carrying value of assets and taxes, primarily resulting from lower prices received for oil and natural gas liquids, lower net oil and net natural gas production and increased operating expenses due to estimated costs incurred to remediate soil contamination issues; and

•           A $584,000 increase in contract drilling operating results, before taxes, primarily due to increased water well drilling activity.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 1% and increased 1% in the three and six months ended March 31, 2013, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 3% at March 31, 2013, as compared to September 30, 2012. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2013 was $600,000, a $1,262,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $662,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2013 was $970,000, a $2,413,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $1,443,000 for the same period in the prior year. There were no taxes on other comprehensive (loss) income due to foreign currency translation adjustments in the three and six months ended March 31, 2013 and 2012 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas revenues

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2013	2012	$	%
Natural Gas (Mcf)*	$2.75	$1.85	$0.90	49%
Oil (Bbls)**	$70.33	$88.44	$(18.11)	(20%)
Liquids (Bbls)**	$45.52	$46.39	$(0.87)	(2%)

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2013	2012	$	%
Natural Gas (Mcf)*	$2.63	$2.38	$0.25	11%
Oil (Bbls)**	$72.55	$88.57	$(16.02)	(18%)
Liquids (Bbls)**	$42.73	$49.21	$(6.48)	(13%)

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2013	2012	Units	%
Natural Gas (Mcf)*	568,000	719,000	(151,000)	(21%)
Oil (Bbls)**	42,000	43,000	(1,000)	(2%)
Liquids (Bbls)**	21,000	23,000	(2,000)	(9%)

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2013	2012	Units	%
Natural Gas (Mcf)*	1,228,000	1,484,000	(256,000)	(17%)
Oil (Bbls)**	80,000	91,000	(11,000)	(12%)
Liquids (Bbls)**	45,000	46,000	(1,000)	(2%)

*                 Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $803,000 (13%) for the three months ended March 31, 2013, as compared to the same period in the prior year, primarily due to a decline in oil prices, which decreased 20% as compared to the same period in the prior year, and a decrease in net natural gas production, which decreased 21% as compared to the same period in the prior year due to natural declines in production from older properties and natural gas well shut ins. The decrease was partially offset by an increase in natural gas prices, which increased 49% as compared to the same period in the prior year. Net oil production was relatively unchanged as a decline in oil production from older areas was offset by new oil production from recent drilling activity.

Oil and natural gas revenues decreased $2,952,000 (21%) for the six months ended March 31, 2013, as compared to the same period in the prior year, primarily due to declines in oil and natural gas liquids prices of 18% and 13%, respectively, and declines in net oil and net natural gas production of 12% and 17%, respectively, as compared to the same period in the prior year. The impact of these declines was partially offset by an increase in natural gas prices, which increased 11% as compared to the same period in the prior year. The decline in natural gas production was due to natural declines in production from older properties and natural gas well shut ins.  The decline in oil production was due to natural declines in production from older properties, partially offset by new oil production from recent drilling activity.

Due to low natural gas prices, certain natural gas wells have been shut in by the Company and independent operators of such properties due to economic or operational issues where necessary repairs have been deferred. Net natural gas production from these wells in the three and six month periods of the prior year accounted for approximately 4% and 5%, respectively, of the net natural gas production for those periods. As natural gas prices have increased from the lows encountered during much of fiscal 2012, no natural gas well shut ins have occurred since August 2012 and in December 2012 production was restored at three of the natural gas wells shut in during fiscal 2012. The level of future natural gas prices remains uncertain and a decline in prices could result in additional shut ins of natural gas wells. Future additional shut ins may result in the Company receiving materially less than anticipated production or no production and associated revenues from affected properties until the Company or independent operator elects to return such wells to production. The impact of any future natural gas well shut ins is unknown as such events are dependent upon the level of future natural gas prices, which the Company is unable to predict.

Oil and natural gas operating expenses

Oil and natural gas operating expenses increased $257,000 (9%) for the three months ended March 31, 2013, as compared to the same period in the prior year. The increase was due to $696,000 of estimated costs incurred to remediate recently discovered soil contamination from infrastructure issues at the Dunvegan and Wood River properties. The increase was partially offset by lower production and lower repair and workover costs in the current year period.

Oil and natural gas operating expenses decreased $491,000 (9%) for the six months ended March 31, 2013, as compared to the same period in the prior year. The decrease was due to lower production and a $220,000 equalization credit for previously allocated operating expenses received from an operator of a property, partially offset by $696,000 of estimated costs incurred to remediate recently discovered soil contamination from infrastructure issues at the Dunvegan and Wood River properties.

Sale of interest in leasehold land

The following table summarizes the percentage of sales payment revenues received from WB:

	Three months ended		Six months ended
	March 31,		March 31,
	2013	2012	2013	2012
Sale of interest in leasehold land:
Proceeds	$300,000	$375,000	$300,000	$375,000
Fees	(18,000)	(22,000)	(18,000)	(22,000)

Revenues - sale of interest in leasehold land, net	$282,000	$353,000	$282,000	$353,000

WB sold one single-family lot in Increment I during the three and six months ended March 31, 2013 and one single-family lot in Increment I during the three and six months ended March 31, 2012.

As of March 31, 2013, 31 of the 38 single-family lots in Phase I of Increment I have been sold by WB. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. The developer released and began marketing a portion of the 42 single-family lots in Phase II of Increment I, and as of March 31, 2013, one of the lots has been sold. The Company cannot predict when or if WB will complete the remaining single-family lots in Phase II of Increment I and there is no assurance with regards to the amounts of future sales from Increment I.

Contract drilling

Contract drilling revenues and contract drilling costs increased $422,000 (150%) and $193,000 (42%), respectively, for the three months ended March 31, 2013, as compared to the same period in the prior year. The contract drilling segment generated a $58,000 operating loss before general and administrative expenses in the three months ended March 31, 2013, an increase in operating results of $249,000 as compared to the $307,000 operating loss generated during the same period of the prior year. Contract drilling revenues and contract drilling costs increased $714,000 (101%) and $164,000 (15%), respectively, for the six months ended March 31, 2013, as compared to the same period in the prior year. The contract drilling segment generated a $64,000 operating loss before general and administrative expenses in the six months ended March 31, 2013, an increase in operating results of $584,000 as compared to the $648,000 operating loss generated during the same period of the prior year. The increases in operating results were primarily due to increased water well drilling activity.

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

General and administrative expenses

General and administrative expenses decreased $260,000 (11%) for the three months ended March 31, 2013 as compared to the same period in the prior year. The decrease was primarily due to the fact that general and administrative expenses in the prior year quarter included a $227,000 increase in stock appreciation rights expense resulting from an increase in the market price of the Company’s stock, as compared to a $9,000 reduction in stock appreciation rights expense in the current quarter.

General and administrative expenses for the six months ended March 31, 2013 were comparable to the prior year period.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $474,000 (17%) for the three months ended March 31, 2013 as compared to the same period in the prior year. The decrease was primarily due to a 15% decrease in net production, a 1% decrease in the depletion rate and a 1% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar. The decrease in the depletion rate for the three months ended March 31, 2013 was due to the impact of the reductions in the carrying value of oil and natural gas properties at September 30, 2012 and December 31, 2012, partially offset by increases in Barnwell’s costs of finding and developing proven reserves and the drilling of unsuccessful wells.

Depletion, depreciation, and amortization decreased $704,000 (12%) for the six months ended March 31, 2013 as compared to the same period in the prior year. The decrease was primarily due to a 14% decrease in net production, offset by a 1% increase in the depletion rate and a 1% increase in the average exchange rate of the Canadian dollar to the U.S. dollar. The increase in the depletion rate for the six months ended March 31, 2013 was due to increases in Barnwell’s costs of finding and developing proven reserves and the drilling of unsuccessful wells, partially offset by the impact of the reductions in the carrying value of oil and natural gas properties at September 30, 2012 and December 31, 2012.

Reduction of carrying value of assets

The reduction of carrying value of assets increased $325,000 (18%) and $2,652,000 (143%) for the three and six months ended March 31, 2013, respectively, as compared to the same periods in the prior year.

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitation at March 31, 2013. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,179,000 during the three months ended March 31, 2013. The current quarter’s reduction of the carrying value of oil and natural gas properties combined with the first quarter’s reduction of $2,327,000 resulted in a reduction of $4,506,000 for the six months ended March 31, 2013. No such reduction was necessary during the three and six months ended March 31, 2012.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. If oil, natural gas and natural gas liquids prices do not increase sufficiently or if the Company is not sufficiently successful in its exploration activities, the Company may be required to record additional reductions in the carrying value of its oil and natural gas properties. The Company is unable to estimate a range of the amount of any potential future reduction in carrying value as variables that impact the ceiling limitation are dependent upon future prices and actual results of activity.

During the three and six months ended March 31, 2012, Barnwell recorded a $1,854,000 reduction in the carrying value of its real estate held for sale to reflect a decline in the estimated market value of the two luxury residences. No such reduction was necessary during the three and six months ended March 31, 2013.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2013, after adjusting loss before income taxes for non-controlling interests, was 21% and 19%, respectively, as compared to 0% and (18%) for the three and six months ended March 31, 2012, respectively.

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

Net earnings (loss) attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests for the three months ended March 31, 2013 totaled $21,000, as compared to net loss attributable to non-controlling interests of $348,000 for the three months ended March 31, 2012. The $369,000 (106%) change is due primarily to impacts to non-controlling interests of prior year write-downs of Barnwell’s assets, as compared to the same period in the current year.

Net loss attributable to non-controlling interests for the six months ended March 31, 2013 totaled $19,000, as compared to net loss attributable to non-controlling interests of $406,000 for the same period in the prior year. The $387,000 (95%) change is due primarily to impacts to non-controlling interests of prior year write-downs of Barnwell’s assets, as compared to the same period in the current year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit. At March 31, 2013, Barnwell had $8,316,000 in cash and cash equivalents, $4,037,000 in working capital, and $7,692,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $1,508,000 for the six months ended March 31, 2013, as compared to $3,027,000 for the same period in the prior year. The $1,519,000 change was primarily due to lower oil and natural gas segment operating results.

Net cash used in investing activities totaled $1,823,000 during the six months ended March 31, 2013, as compared to $3,857,000 during the same period of the prior year. The decrease was primarily due to a $2,177,000 decrease in cash outflows for oil and natural gas capital expenditures due to differences in the timing of disbursements for capital projects.

Cash flows used in financing activities totaled $139,000 for the six months ended March 31, 2013, as compared to $430,000 during the same period of the prior year. The $291,000 decrease in cash outflows was primarily due to decreased net debt repayments.

Credit Arrangements

In March 2013, Barnwell’s credit facility at Royal Bank of Canada was renewed through April 2014 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or US$19,692,000 at the March 31, 2013 exchange rate of 0.9846. Borrowings under this facility were US$12,000,000 and unused credit available under this facility was US$7,692,000 at March 31, 2013. The interest rate on the facility at March 31, 2013 was 2.70%. The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at the Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. Principal and interest are paid monthly and are determined based on a loan amortization schedule.  Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at March 31, 2013 was 3.57%, and was adjusted to 3.53% effective April 1, 2013. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The non-revolving real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1. As of March 31, 2013, we were in compliance with the loan covenants.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $1,760,000 and $3,625,000 for the three and six months ended March 31, 2013, respectively, as compared to $229,000 and $2,179,000 for the same periods in the prior year. Management expects that oil and natural gas capital expenditures in fiscal 2013 will range from $5,000,000 to $6,000,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended March 31, 2013, Barnwell drilled 1 gross (1.0 net) exploratory well in Canada, which was not successful. During the six months ended March 31, 2013, Barnwell participated in the drilling of 4 gross (1.1 net) development wells in Canada, all of which were successful, and 1 gross (1.0 net) exploratory well in Canada, which was not successful. The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but 0.5 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Other Considerations

We believe our sources of funds such as current cash balances, future operating cash flows, land investment segment proceeds, and available credit will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest. However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sale proceeds are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the current level of borrowings under the facility upon the

April 2014 review, and/or we fall short of our key financial debt covenants for our real estate loan and are required to repay a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash inflows and/or higher cash outflows than expected, which in turn could have a material adverse effect on our operations, liquidity, cash flows and financial condition. Absent a sufficient increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels. As such, the near-term and longer-term outlook for sources and uses of funds and oil and natural gas capital resources remains highly dependent on the factors noted above.

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

As of March 31, 2013, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2013 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5.                                     OTHER INFORMATION

On May 9, 2013, the Board of Directors of Barnwell amended the Company’s Amended and Restated By-laws (the “By-laws”), effective on such date.  A copy of the By-laws, as so amended and restated, is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

The following is a summary of the material amendments to the By-laws:

Section 1.02 – Annual Meetings.  This By-law was amended to remove the requirement that the annual meeting of stockholders must be held in March and to add a provision that, at the sole discretion of the Board, the annual meeting of stockholders could be held by remote communication.

Section 1.02 – Special Meetings. This By-law provides, among other things, that the Secretary of the Company shall call a special meeting of stockholders upon the request of stockholders of record holding at least 25% in amount of the entire issued and outstanding capital stock of the Company.  Prior to the amendment, that threshold was 10%.  This By-law also clarifies that any business transacted at a special meeting of stockholders shall be limited to the purpose or purposes stated in the notice of such meeting.  Additionally this By-law was amended to provide that, at the sole discretion of the Board, a special meeting of stockholders could be held by remote communication.

Section 1.12 – Notice of Stockholder Business and Nominations. This new By-law was added to the By-laws to provide that if a stockholder wishes to nominate a person or persons for election to the Board of Directors or bring other business before a stockholders meeting, such stockholder may only do so by delivering prior written notice to the Company’s Secretary, within the time period specified in the By-law, and by complying with certain other requirements specified therein.  The stockholder’s notice must include, among other things, certain information as to each person whom the stockholder proposes to nominate for election as a director or as to each matter of business that the stockholder proposes to bring before a meeting of stockholders.  The stockholder’s notice also must include certain information as to the stockholder giving the notice, the beneficial owner, if any, on whose behalf the nomination or proposal is made or other proponent persons, if any.

ITEM 6.         EXHIBITS

Exhibit Number		Description

3.2		Amended and Restated By-laws

31.1		Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101	.INS	XBRL Instance Document

101	.SCH	XBRL Taxonomy Extension Schema Document

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: May 14, 2013	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number		Description

3.2		Amended and Restated By-laws

31.1		Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101	.INS	XBRL Instance Document

101	.SCH	XBRL Taxonomy Extension Schema Document

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document