Form 10-Q
period 2013-06-30
BARNWELL INDUSTRIES INC
filed 2013-08-13
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                 ☐ Yes     ☒ No

As of August 9, 2013 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                     FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$9,115,000	$8,845,000
Accounts receivable, net of allowance for doubtful accounts of:
$42,000 at June 30, 2013; $45,000 at September 30, 2012	2,929,000	3,600,000
Prepaid expenses	310,000	361,000
Real estate held for sale	5,448,000	5,309,000
Other current assets	1,159,000	770,000

Total current assets	18,961,000	18,885,000

Investments	2,381,000	2,381,000

Property and equipment	245,069,000	256,153,000
Accumulated depletion, depreciation, and amortization	(205,034,000)	(207,529,000)
Property and equipment, net	40,035,000	48,624,000

Total assets	$61,377,000	$69,890,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,420,000	$2,680,000
Accrued capital expenditures	1,512,000	341,000
Accrued incentive and other compensation	1,467,000	1,593,000
Payable to joint interest owners	496,000	854,000
Current portion of long-term debt	4,772,000	5,764,000
Other current liabilities	3,543,000	3,083,000

Total current liabilities	15,210,000	14,315,000

Long-term debt	12,000,000	11,400,000

Liability for retirement benefits	5,130,000	5,114,000

Asset retirement obligation	5,416,000	5,629,000

Deferred income taxes	1,960,000	3,307,000

Total liabilities	39,716,000	39,765,000

Commitments and contingencies (Note 11)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at June 30, 2013 and September 30, 2012	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	17,180,000	24,095,000
Accumulated other comprehensive income, net	679,000	2,322,000
Treasury stock, at cost:
167,900 shares at June 30, 2013 and September 30, 2012	(2,286,000)	(2,286,000)

Total stockholders’ equity	21,085,000	29,643,000
Non-controlling interests	576,000	482,000

Total equity	21,661,000	30,125,000

Total liabilities and equity	$61,377,000	$69,890,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil and natural gas	$4,774,000	$4,940,000	$16,019,000	$19,137,000
Contract drilling	248,000	1,212,000	1,668,000	1,918,000
Sale of interest in leasehold land, net	-	129,000	282,000	482,000
Residential real estate	-	5,975,000	-	5,975,000
Gas processing and other	160,000	102,000	533,000	514,000

	5,182,000	12,358,000	18,502,000	28,026,000
Costs and expenses:
Oil and natural gas operating	2,406,000	2,442,000	7,448,000	7,975,000
Contract drilling operating	367,000	1,056,000	1,628,000	2,153,000
Residential real estate	-	5,990,000	-	5,990,000
General and administrative	2,105,000	1,877,000	6,354,000	6,090,000
Depletion, depreciation, and amortization	1,372,000	2,456,000	6,383,000	8,171,000
Reduction of carrying value of assets	-	-	4,506,000	1,854,000
Interest expense	146,000	200,000	442,000	638,000

	6,396,000	14,021,000	26,761,000	32,871,000

Loss before income taxes	(1,214,000)	(1,663,000)	(8,259,000)	(4,845,000)

Income tax provision (benefit)	51,000	(262,000)	(1,285,000)	225,000

Net loss	(1,265,000)	(1,401,000)	(6,974,000)	(5,070,000)

Less: Net loss attributable to non-controlling interests	(40,000)	(35,000)	(59,000)	(441,000)

Net loss attributable to Barnwell Industries, Inc.	$(1,225,000)	$(1,366,000)	$(6,915,000)	$(4,629,000)

Basic net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.15)	$(0.17)	$(0.84)	$(0.56)

Diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.15)	$(0.17)	$(0.84)	$(0.56)

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160	8,277,160	8,277,160
Diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012

Net loss	$(1,265,000)	$(1,401,000)	$(6,974,000)	$(5,070,000)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(867,000)	(713,000)	(1,837,000)	731,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	64,000	65,000	194,000	194,000

Total other comprehensive (loss) income	(803,000)	(648,000)	(1,643,000)	925,000

Total comprehensive loss	(2,068,000)	(2,049,000)	(8,617,000)	(4,145,000)

Less: Comprehensive loss attributable to non-controlling interests	(40,000)	(35,000)	(59,000)	(441,000)

Comprehensive loss attributable to Barnwell Industries, Inc.	$(2,028,000)	$(2,014,000)	$(8,558,000)	$(3,704,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,974,000)	$(5,070,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depletion, depreciation, and amortization	6,383,000	8,171,000
Reduction of carrying value of assets	4,506,000	1,854,000
Retirement benefits expense	463,000	546,000
Accretion of asset retirement obligation	283,000	261,000
Gain on sale of drilling equipment	-	(40,000)
Deferred income tax benefit	(1,220,000)	(18,000)
Asset retirement obligation payments	(174,000)	(313,000)
Share-based compensation benefit	(118,000)	(192,000)
Retirement plan contributions	(253,000)	(674,000)
Sale of interest in leasehold land, net	(282,000)	(482,000)
Real estate held for sale	(139,000)	5,578,000
Increase from changes in current assets and liabilities	1,389,000	1,009,000

Net cash provided by operating activities	3,864,000	10,630,000

Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	282,000	482,000
Proceeds from gas over bitumen royalty adjustments	39,000	48,000
Proceeds from sale of drilling equipment, net	-	59,000
Capital expenditures - oil and natural gas	(3,549,000)	(5,170,000)
Capital expenditures - all other	(2,000)	(103,000)

Net cash used in investing activities	(3,230,000)	(4,684,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	503,000	-
Repayments of long-term debt	(888,000)	(6,354,000)
Contributions from non-controlling interests	153,000	320,000
Distributions to non-controlling interests	-	(29,000)

Net cash used in financing activities	(232,000)	(6,063,000)

Effect of exchange rate changes on cash and cash equivalents	(132,000)	2,000

Net increase (decrease) in cash and cash equivalents	270,000	(115,000)
Cash and cash equivalents at beginning of period	8,845,000	9,834,000

Cash and cash equivalents at end of period	$9,115,000	$9,719,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended June 30, 2013 and 2012

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at March 31, 2012	8,277,160	$4,223,000	$1,289,000	$30,968,000	$1,863,000	$(2,286,000)	$801,000	$36,858,000
Contributions from non-controlling interests							80,000	80,000
Distributions to non-controlling interests							(29,000)	(29,000)
Net loss				(1,366,000)			(35,000)	(1,401,000)
Foreign currency translation adjustments, net of taxes of $0					(713,000)			(713,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					65,000			65,000

Balance at June 30, 2012	8,277,160	$4,223,000	$1,289,000	$29,602,000	$1,215,000	$(2,286,000)	$817,000	$34,860,000

Balance at March 31, 2013	8,277,160	$4,223,000	$1,289,000	$18,405,000	$1,482,000	$(2,286,000)	$578,000	$23,691,000
Contributions from non-controlling interests							38,000	38,000
Net loss				(1,225,000)			(40,000)	(1,265,000)
Foreign currency translation adjustments, net of taxes of $0					(867,000)			(867,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					64,000			64,000

Balance at June 30, 2013	8,277,160	$4,223,000	$1,289,000	$17,180,000	$679,000	$(2,286,000)	$576,000	$21,661,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Nine months ended June 30, 2013 and 2012

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at September 30, 2011	8,277,160	$4,223,000	$1,289,000	$34,231,000	$290,000	$(2,286,000)	$967,000	$38,714,000
Contributions from non-controlling interests							320,000	320,000
Distributions to non-controlling interests							(29,000)	(29,000)
Net loss				(4,629,000)			(441,000)	(5,070,000)
Foreign currency translation adjustments, net of taxes of $0					731,000			731,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					194,000			194,000
Balance at June 30, 2012	8,277,160	$4,223,000	$1,289,000	$29,602,000	$1,215,000	$(2,286,000)	$817,000	$34,860,000

Balance at September 30, 2012	8,277,160	$4,223,000	$1,289,000	$24,095,000	$2,322,000	$(2,286,000)	$482,000	$30,125,000
Contributions from non-controlling interests							153,000	153,000
Net loss				(6,915,000)			(59,000)	(6,974,000)
Foreign currency translation adjustments, net of taxes of $0					(1,837,000)			(1,837,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					194,000			194,000
Balance at June 30, 2013	8,277,160	$4,223,000	$1,289,000	$17,180,000	$679,000	$(2,286,000)	$576,000	$21,661,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2013, results of operations, comprehensive loss, and equity for the three and nine months ended June 30, 2013 and 2012, and cash flows for the nine months ended June 30, 2013 and 2012, have been made. The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

Potentially dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Options to purchase 777,250 and 815,375 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2013 and 2012, respectively, as their inclusion would have been antidilutive due to the net loss attributable to Barnwell stockholders.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended June 30, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(1,225,000)	8,277,160	$(0.15)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(1,225,000)	8,277,160	$(0.15)

	Nine months ended June 30, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(6,915,000)	8,277,160	$(0.84)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(6,915,000)	8,277,160	$(0.84)

	Three months ended June 30, 2012
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(1,366,000)	8,277,160	$(0.17)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(1,366,000)	8,277,160	$(0.17)

	Nine months ended June 30, 2012
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(4,629,000)	8,277,160	$(0.56)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(4,629,000)	8,277,160	$(0.56)

3.         REAL ESTATE HELD FOR SALE

Kaupulehu 2007 currently owns one luxury residence that is available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

In April 2012, Kaupulehu 2007 entered into a contract to sell one of the luxury residences at a price below carrying value. Accordingly, during the quarter ended March 31, 2012, Barnwell recorded a $1,854,000 reduction in the carrying value of real estate held for sale to reflect this decline in the estimated market value. The sale of the residence closed during the quarter ended June 30, 2012 for $5,975,000 for a nominal loss. No reduction in the carrying value was necessary during the three and nine months ended June 30, 2013.

4.                                    INVESTMENTS

A summary of Barnwell’s investments as of June 30, 2013 and September 30, 2012 is as follows:

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

There is no assurance that the required land use reclassification and rezoning from regulatory agencies will be obtained or that the necessary development terms and agreements will be successfully negotiated for Lot 4C.

5.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	June 30,	September 30,
	2013	2012

Canadian revolving credit facility	$12,000,000	$12,000,000
Real estate loan	4,772,000	5,164,000

	16,772,000	17,164,000
Less: current portion	(4,772,000)	(5,764,000)

Total long-term debt	$12,000,000	$11,400,000

Canadian revolving credit facility

In March 2013, Barnwell’s credit facility at Royal Bank of Canada was renewed through April 2014 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or US$19,026,000 at the June 30, 2013 exchange rate. Unused credit available under this facility was US$7,026,000 and the interest rate on the facility was 2.70% at June 30, 2013.

The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at the Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance. Under the financing agreement, the facility is reviewed annually, with the next review planned for April 2014. Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank. If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter). Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2014, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2014. As no debt repayments will be required on or before June 30, 2014, the entire outstanding loan balance at June 30, 2013 is classified as long-term debt.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. Principal and interest are paid monthly and are determined based on a loan amortization schedule. The monthly payment will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at June 30, 2013 was 3.53%. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

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

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio. As of June 30, 2013, we were in compliance with the loan covenants.

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at June 30, 2013 under the term loan has been classified as a current liability.

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2013	2012	2013	2012	2013	2012
Service cost	$68,000	$76,000	$13,000	$12,000	$4,000	$3,000
Interest cost	75,000	81,000	15,000	15,000	12,000	12,000
Expected return on plan assets	(96,000)	(82,000)	-	-	-	-
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	-	34,000	34,000
Amortization of net actuarial loss (gain)	25,000	28,000	5,000	4,000	-	(2,000)

Net periodic benefit cost	$73,000	$104,000	$32,000	$31,000	$50,000	$47,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2013	2012	2013	2012	2013	2012
Service cost	$204,000	$227,000	$39,000	$37,000	$11,000	$9,000
Interest cost	224,000	242,000	44,000	46,000	37,000	37,000
Expected return on plan assets	(290,000)	(246,000)	-	-	-	-
Amortization of prior service cost (credit)	4,000	4,000	(4,000)	-	102,000	102,000
Amortization of net actuarial loss (gain)	77,000	84,000	15,000	12,000	-	(8,000)

Net periodic benefit cost	$219,000	$311,000	$94,000	$95,000	$150,000	$140,000

Barnwell contributed $250,000 to the Pension Plan during the nine months ended June 30, 2013 and does not expect to make any further contributions during the remainder of fiscal 2013. The SERP and Postretirement Medical plans are unfunded, and Barnwell will fund benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2013 and expected payments under the SERP for fiscal 2013 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

7.                                    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012

United States	$(1,428,000)	$(939,000)	$(3,730,000)	$(5,241,000)
Canada	254,000	(689,000)	(4,470,000)	837,000

	$(1,174,000)	$(1,628,000)	$(8,200,000)	$(4,404,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012

Current	$(409,000)	$(420,000)	$(65,000)	$243,000
Deferred	460,000	158,000	(1,220,000)	(18,000)

	$51,000	$(262,000)	$(1,285,000)	$225,000

Barnwell’s effective consolidated income tax rate for the three and nine months ended June 30, 2013, after adjusting loss before income taxes for non-controlling interests, was (4%) and 16%, respectively, as compared to 16% and (5%) for the three and nine months ended June 30, 2012, respectively.

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

Included in the income tax provision (benefit) for the three and nine months ended June 30, 2012 is a $93,000 benefit from the lapsing of the statute of limitations for uncertain tax positions related to Canadian income taxes. There is no such benefit included in the income tax provision (benefit) for the three and nine months ended June 30, 2013.

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Oil and natural gas	$4,774,000	$4,940,000	$16,019,000	$19,137,000
Land investment	-	129,000	282,000	482,000
Contract drilling	248,000	1,212,000	1,668,000	1,918,000
Residential real estate	-	5,975,000	-	5,975,000
Other	157,000	96,000	501,000	493,000
Total before interest income	5,179,000	12,352,000	18,470,000	28,005,000
Interest income	3,000	6,000	32,000	21,000
Total revenues	$5,182,000	$12,358,000	$18,502,000	$28,026,000

Depletion, depreciation, and amortization:
Oil and natural gas	$1,253,000	$2,299,000	$5,983,000	$7,701,000
Contract drilling	91,000	128,000	314,000	385,000
Other	28,000	29,000	86,000	85,000
Total depletion, depreciation, and amortization	$1,372,000	$2,456,000	$6,383,000	$8,171,000

Reduction of carrying value of assets:
Oil and natural gas	$-	$-	$4,506,000	$-
Residential real estate	-	-	-	1,854,000
Total reduction of carrying value of assets	$-	$-	$4,506,000	$1,854,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$1,115,000	$199,000	$(1,918,000)	$3,461,000
Land investment	-	129,000	282,000	482,000
Contract drilling	(210,000)	28,000	(274,000)	(620,000)
Residential real estate	-	(15,000)	-	(1,869,000)
Other	129,000	67,000	415,000	408,000
Total operating profit (loss)	1,034,000	408,000	(1,495,000)	1,862,000

General and administrative expenses	(2,105,000)	(1,877,000)	(6,354,000)	(6,090,000)
Interest expense	(146,000)	(200,000)	(442,000)	(638,000)
Interest income	3,000	6,000	32,000	21,000
Loss before income taxes	$(1,214,000)	$(1,663,000)	$(8,259,000)	$(4,845,000)

9.                                    ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income, net of taxes, are as follows:

	June 30,	September 30,
	2013	2012

Foreign currency translation	$3,183,000	$5,020,000
Retirement plans liability	(2,504,000)	(2,698,000)

Accumulated other comprehensive income	$679,000	$2,322,000

10.                            FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. The following table provides carrying value and fair value measurement information for nonrecurring fair value measurements recorded during the nine months ended June 30, 2012 (there were no nonrecurring fair value measurements recorded for such assets and liabilities during the three months ended June 30, 2012 or the three and nine months ended June 30, 2013):

Fair Value Measurements Using:
	Carrying	Quoted	Significant		Total Reduction of
	Amount	Prices in	Other	Significant	Carrying Value
	as of	Active	Observable	Unobservable	for the nine
	June 30,	Markets	Inputs	Inputs	months ended
	2012	(Level 1)	(Level 2)	(Level 3)	June 30, 2012
Real estate held for sale	$ 5,208,000	$ -	$ 5,208,000	$ -	$ 1,854,000

The fair value of real estate held for sale was based on the sales price of the residence sold during the quarter ended June 30, 2012, which is similar and located adjacent to the remaining residence. This fair value measurement has been classified as a Level 2 valuation.

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

11.       COMMITMENTS AND CONTINGENCIES

Environmental Matters

As of June 30, 2013, environmental remediation costs of $706,000, which has not been discounted, was accrued in “Other current liabilities” on the Condensed Consolidated Balance Sheets. The amount accrued is the estimated liability for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties. Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred. No accrual for environmental remediation costs was necessary at September 30, 2012.

12.                            INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$425,000	$586,000
Income taxes	$422,000	$455,000

Capital expenditure accruals related to oil and natural gas exploration and development increased $1,259,000 and decreased $2,041,000 during the nine months ended June 30, 2013 and 2012, respectively. Additionally, during the nine months ended June 30, 2013 and 2012, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $48,000 and $29,000, respectively.

13.       OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, the Company performs quarterly ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at March 31, 2013 and December 31, 2012. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $4,506,000 during the nine months ended June 30, 2013. No such reduction was necessary during the three months ended June 30, 2013 or the three and nine months ended June 30, 2012. The reduction is included in the Condensed Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2013. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)  Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership which owns interests in leasehold land at Kaupulehu located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. Kaupulehu Developments’ interests include the following:

•            The right to receive payments from WB KD Acquisition, LLC (“WB”) and WB KD Acquisition II, LLC (“WBKD”), entities not affiliated with Barnwell and its subsidiaries, resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by WB and WBKD in two increments (“Increment I” and “Increment II”). Increment I is an area zoned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu. Increment II is the remaining portion of the approximately 870-acre property, is zoned for single-family and multi-family residential units and a golf course and clubhouse, and is not yet developed.

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

Results of Operations

Summary

Barnwell incurred a net loss of $1,225,000 for the three months ended June 30, 2013, a $141,000 decrease from a net loss of $1,366,000 for the three months ended June 30, 2012. The following factors affected the results of operations for the three months ended June 30, 2013 as compared to the prior year period:

•            A $916,000 increase in oil and natural gas segment operating profit, before taxes, primarily due to increased prices received for natural gas and oil;

•            A $238,000 decrease in contract drilling operating results, before taxes, primarily resulting from decreased water well drilling activity and fewer pump contracts; and

•            A $228,000 increase in general and administrative expenses.

Barnwell incurred a net loss of $6,915,000 for the nine months ended June 30, 2013, a $2,286,000 increase from a net loss of $4,629,000 for the nine months ended June 30, 2012. The following factors affected the results of operations for the nine months ended June 30, 2013 as compared to the prior year period:

•            A non-cash reduction of the carrying value of oil and natural gas properties of $4,506,000 recorded in the current year period as compared to a $1,854,000 reduction of the carrying value of residential real estate, before impact of non-controlling interests, recorded in the prior year period;

•            An $873,000 decrease in oil and natural gas segment operating profit, before reduction in carrying value of assets and taxes, primarily due to lower net production for all products, lower prices received for oil and natural gas liquids, and increased operating expenses due to estimated costs incurred to remediate soil contamination issues, partially offset by increased natural gas prices;

•           A $346,000 increase in contract drilling operating results, before taxes, primarily resulting from increased water well drilling activity; and

•           A $264,000 increase in general and administrative expenses.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 1% in the three months ended June 30, 2013 and remained essentially unchanged in the nine months ended June 30, 2013, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 3% and 6% at June 30, 2013, as compared to March 31, 2013 and

September 30, 2012, respectively. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2013 was $867,000, a $154,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $713,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2013 was $1,837,000, a $2,568,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $731,000 for the same period in the prior year. There were no taxes on other comprehensive (loss) income due to foreign currency translation adjustments in the three and nine months ended June 30, 2013 and 2012 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas revenues

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2013	2012	$	%
Natural Gas (Mcf)*	$ 3.75	$ 1.25	$ 2.50	200%
Oil (Bbls)**	$ 84.35	$ 78.03	$ 6.32	8%
Liquids (Bbls)**	$ 38.53	$ 42.91	$ (4.38)	(10%)

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2013	2012	$	%
Natural Gas (Mcf)*	$ 2.82	$ 2.06	$ 0.76	37%
Oil (Bbls)**	$ 76.28	$ 85.41	$ (9.13)	(11%)
Liquids (Bbls)**	$ 41.69	$ 47.12	$ (5.43)	(12%)

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2013	2012	Units	%
Natural Gas (Mcf)*	252,000	588,000	(336,000)	(57%)
Oil (Bbls)**	37,000	39,000	(2,000)	(5%)
Liquids (Bbls)**	15,000	23,000	(8,000)	(35%)

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2013	2012	Units	%
Natural Gas (Mcf)*	1,480,000	2,072,000	(592,000)	(29%)
Oil (Bbls)**	117,000	130,000	(13,000)	(10%)
Liquids (Bbls)**	60,000	69,000	(9,000)	(13%)

*      Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**   Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $166,000 (3%) for the three months ended June 30, 2013, as compared to the same period in the prior year, as the impact of higher prices for natural gas and oil was more than offset by the impact of lower net production for all products. Net natural gas and natural gas liquids production decreased as compared to the same period in the prior year due to natural declines in production and a scheduled Dunvegan plant and pipeline maintenance shutdown during a portion of May and June 2013, whereas there was no such shutdown in the prior year period. The shutdown reduced net natural gas production by approximately 74,000 Mcf and net natural gas liquids production by approximately 4,000 Bbls.

Net natural gas production was further reduced by an annual adjustment of natural gas royalty allowances by the Government of Alberta related mainly to non-operated properties that was greater than the royalty adjustment in the prior year period. Net oil production declined 5% as natural declines in production from existing wells was partially offset by new oil production from recent drilling activity. The decrease due to changes in net production was partially offset by an increase in natural gas and oil prices, which increased 200% and 8%, respectively, as compared to the same period in the prior year.

Oil and natural gas revenues decreased $3,118,000 (16%) for the nine months ended June 30, 2013, as compared to the same period in the prior year, primarily due to 29% and 13% decreases in natural gas and natural gas liquids net production, respectively, as a result of natural declines in production and a scheduled Dunvegan plant and pipeline maintenance shutdown during a portion of May and June 2013, whereas there was no such shutdown in the prior year period. The shutdown reduced net natural gas production by approximately 74,000 Mcf and net natural gas liquids production by approximately 4,000 Bbls. In addition, net oil production decreased 10% as compared to the same period in the prior year due to natural declines in production from existing wells, partially offset by new oil production from recent drilling activity.  Declines in oil and natural gas liquids prices of 11% and 12%, respectively, as compared to the same period in the prior year were partially offset by an increase in natural gas prices, which increased 37% as compared to the same period in the prior year.

Oil and natural gas operating expenses

Oil and natural gas operating expenses decreased $36,000 (1%) for the three months ended June 30, 2013, as compared to the same period in the prior year, primarily due to lower production and $253,000 of equalization credits for previously allocated operating expenses received from non-operated properties, which was partially offset by increased repair and workover costs due to a scheduled Dunvegan plant and pipeline maintenance shutdown, whereas there was no such shutdown in the prior year period.

Oil and natural gas operating expenses decreased $527,000 (7%) for the nine months ended June 30, 2013, as compared to the same period in the prior year. The decrease was due to lower production and $473,000 of equalization credits for previously allocated operating expenses received from non-operated properties, partially offset by $706,000 of estimated costs incurred to remediate soil contamination from infrastructure issues at the Dunvegan and Wood River properties and increased repair and workover costs due to a scheduled Dunvegan plant and pipeline maintenance shutdown, whereas there was no such shutdown in the prior year period.

Sale of interest in leasehold land

The following table summarizes the percentage of sales payment revenues received from WB:

	Three months ended		Nine months ended
	June 30,		June 30,
	2013	2012	2013	2012
Sale of interest in leasehold land:
Proceeds	$-	$137,000	$300,000	$512,000
Fees	-	(8,000)	(18,000)	(30,000)

Revenues - sale of interest in leasehold land, net	$-	$129,000	$282,000	$482,000

WB sold one single-family lot in Phase II of Increment I during the nine months ended June 30, 2013 and one and two single-family lots in Phase I of Increment I during the three and nine months ended June 30, 2012, respectively.

As of June 30, 2013, 31 of the 38 single-family lots in Phase I of Increment I have been sold by WB. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. The developer released and began marketing a portion of the 42 single-family lots in Phase II of Increment I, and as of June 30, 2013, one of the lots has been sold. The Company cannot predict when or if WB will complete the remaining single-family lots in Phase II of Increment I and there is no assurance with regards to the amounts of future sales from Increment I.

Contract drilling

Contract drilling revenues and contract drilling costs decreased $964,000 (80%) and $689,000 (65%), respectively, for the three months ended June 30, 2013, as compared to the same period in the prior year. The contract drilling segment generated a $210,000 operating loss before general and administrative expenses in the three months ended June 30, 2013, a decrease in operating results of $238,000 as compared to the $28,000 operating profit generated during the same period of the prior year. The decrease in operating results was primarily due to decreased water well drilling activity and fewer pump contracts.

Contract drilling revenues and contract drilling costs decreased $250,000 (13%) and $525,000 (24%), respectively, for the nine months ended June 30, 2013, as compared to the same period in the prior year. The contract drilling segment generated a $274,000 operating loss before general and administrative expenses in the nine months ended June 30, 2013, an increase in operating results of $346,000 as compared to the $620,000 operating loss generated during the same period of the prior year. The increase in operating results was primarily due to higher contract margins on water well drilling activity in the current year period.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. In general, there has been a significant decrease in demand for water well drilling contracts in the last three years due largely to the impact of the recession and continuing weak economic conditions on both private real estate development and governmental capital improvement budgets. Lack of availability of contracts has also resulted in increased competition for available contracts, which generally has resulted in lower estimated margins on awarded contracts. A sustained lack of water well drilling contracts may necessitate future cost reduction measures, temporary shutdown of water well drilling operations, or sale or liquidation of a portion of our contract drilling equipment. The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as the duration of the general slowdown in construction activity is unknown.

In July 2013, Barnwell was awarded a $6,000,000 water well drilling contract. The Company commenced work on this contract in late July 2013 and management currently estimates work on this contract to continue through fiscal 2014.

Residential real estate revenues and expenses

During the quarter ended June 30, 2012, one of the luxury residences was sold for $5,975,000. The carrying value of the home sold and costs related to the sale totaled $5,990,000, resulting in a nominal loss.

General and administrative expenses

General and administrative expenses increased $228,000 (12%) for the three months ended June 30, 2013 as compared to the same period in the prior year. The increase was primarily due to a $90,000 increase in professional services expense mainly due to increased legal fees, a $67,000 decrease in administrative expense reimbursements from oil and natural gas joint venture partners, and the fact that the prior year quarter included a $124,000 reduction in stock appreciation rights expense, as compared to a $76,000 reduction in stock appreciation rights expense in the current quarter, from changes in the market price of the Company’s stock.

General and administrative expenses increased $264,000 (4%) for the nine months ended June 30, 2013, as compared to the same period in the prior year. The increase was primarily due to a $278,000 decrease in administrative expense reimbursements from oil and natural gas joint venture partners and a $100,000 increase in professional services expense mainly due to increased legal fees, partially offset by a $131,000 decrease in holding and maintenance expenses related to real estate held for sale as a result of the sale of one of the residences during the quarter ended June 30, 2012.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $1,084,000 (44%) for the three months ended June 30, 2013, as compared to the same period in the prior year. The decrease was primarily due to a 41% decrease in net production and a 6% decrease in the depletion rate. The decrease in the depletion rate for the three months ended June 30, 2013 was due to the impact of the reductions in the carrying value of oil and natural gas properties at September 30, 2012, December 31, 2012 and March 31, 2013, partially offset by increases in Barnwell’s costs of finding and developing proven reserves and the drilling of unsuccessful wells.

Depletion, depreciation, and amortization decreased $1,788,000 (22%) for the nine months ended June 30, 2013, as compared to the same period in the prior year. The decrease was primarily due to a 22% decrease in net production and a 1% decrease in the depletion rate. The decrease in the depletion rate for the nine months ended June 30, 2013 was due to the impact of the reductions in the carrying value of oil and natural gas properties at September 30, 2012, December 31, 2012 and March 31, 2013, partially offset by increases in Barnwell’s costs of finding and developing proven reserves and the drilling of unsuccessful wells.

Reduction of carrying value of assets

The reduction of carrying value of assets increased $2,652,000 (143%) for the nine months ended June 30, 2013, as compared to the same period in the prior year.

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at March 31, 2013 and December 31, 2012. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $4,506,000 for the nine months ended June 30, 2013. No such reduction was necessary during the three months ended June 30, 2013 or the three and nine months ended June 30, 2012.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. The Company may be required to record reductions in the carrying value of its oil and natural gas properties in the future, however, the Company is unable to estimate a range of the amount of any potential future reduction in carrying value as variables that impact the ceiling limitation are dependent upon future prices and actual results of activity.

During the nine months ended June 30, 2012, Barnwell recorded a $1,854,000 reduction in the carrying value of its real estate held for sale to reflect a decline in the estimated market value. No such reduction was necessary during the three months ended June 30, 2012 or in the three and nine months ended June 30, 2013.

Interest expense

Interest expense decreased $54,000 (27%) and $196,000 (31%) for the three and nine months ended June 30, 2013, respectively, as compared to the same periods in the prior year primarily due to lower outstanding loan balances and interest rates.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and nine months ended June 30, 2013, after adjusting loss before income taxes for non-controlling interests, was (4%) and 16%, respectively, as compared to 16% and (5%) for the three and nine months ended June 30, 2012, respectively.

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

Included in the income tax provision (benefit) for the three and nine months ended June 30, 2012 is a $93,000 benefit from the lapsing of the statute of limitations for uncertain tax positions related to Canadian income taxes. There is no such benefit included in the income tax provision (benefit) for the three and nine months ended June 30, 2013.

The Canada Revenue Agency is currently examining the Company’s Canadian federal income tax returns for fiscal 2010 and 2011.

Net loss attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net loss attributable to non-controlling interests for the three months ended June 30, 2013 totaled $40,000, as compared to net loss attributable to non-controlling interests of $35,000 for the same period in the prior year. Net loss attributable to non-controlling interests for the nine months ended June 30, 2013 totaled $59,000, as compared to net loss attributable to non-controlling interests of $441,000 for the same period in the prior year. The $382,000 (87%) change in the year-to-date amount is due primarily to impacts to non-controlling interests of prior year write-downs of Barnwell’s assets, as compared to the same period in the current year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit. At June 30, 2013, Barnwell had $9,115,000 in cash and cash equivalents, $3,751,000 in working capital and $7,026,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $3,864,000 for the nine months ended June 30, 2013, as compared to $10,630,000 for the same period in the prior year. This $6,766,000 decrease was primarily due to $5,578,000 of proceeds from the sale of real estate in the prior year period and lower oil and natural gas segment operating results in the current period.

Net cash used in investing activities totaled $3,230,000 during the nine months ended June 30, 2013, as compared to $4,684,000 during the same period of the prior year. The decrease was primarily due to a $1,621,000 decrease in cash outflows for oil and natural gas capital expenditures due to differences in the timing of disbursements for capital projects.

Cash flows used in financing activities totaled $232,000 for the nine months ended June 30, 2013, as compared to $6,063,000 during the same period of the prior year. The $5,831,000 decrease in cash outflows was primarily due to decreased net debt repayments as the prior year period includes a pay down in debt resulting from the sale of one luxury residence in June 2012.

Credit Arrangements

In March 2013, Barnwell’s credit facility at Royal Bank of Canada was renewed through April 2014 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or US$19,026,000 at the June 30, 2013 exchange rate of 0.9513. Borrowings under this facility were US$12,000,000 and unused credit available under this facility was US$7,026,000 at June 30, 2013. The interest rate on the facility at June 30, 2013 was 2.70%. The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at the Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. Principal and interest are paid monthly and are determined based on a loan amortization schedule.  Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at June 30, 2013 was 3.53%. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The non-revolving real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1. As of June 30, 2013, we were in compliance with the loan covenants.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $1,231,000 and $4,856,000 for the three and nine months ended June 30, 2013, respectively, as compared to $979,000 and $3,158,000 for the same periods in the prior year. Management expects that oil and natural gas capital expenditures in fiscal 2013 will range from $6,000,000 to $6,500,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended June 30, 2013, Barnwell drilled 3 gross (0.2 net) development wells in Canada, all of which appear to be successful. During the nine months ended June 30, 2013, Barnwell participated in the drilling of 7 gross (1.3 net) development wells in Canada, all of which appear to be successful, and 1 gross (1.0 net) exploratory well in Canada, which was not successful. The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein. For example, a 50% interest in a well represents 1 gross well, but 0.5 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

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

As of June 30, 2013, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2013 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: August 13, 2013	/s/ Russell M. Gifford
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