Form 10-K
period 2013-09-30
BARNWELL INDUSTRIES INC
filed 2013-12-16
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          ☐ Yes     ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $14,961,000.

As of December 1, 2013 there were 8,277,160 shares of common stock outstanding.

Documents Incorporated by Reference

1.            Proxy statement to be forwarded to stockholders on or about January 16, 2014 is incorporated by reference in Part III hereof.

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

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2013 represented Barnwell’s 57th year of operations. Barnwell operates in the following four principal business segments:

•	Oil and Natural Gas Segment - Barnwell engages in oil and natural gas exploration, development, production and sales in Canada.

•	Land Investment Segment - Barnwell invests in land interests in Hawaii.

•	Contract Drilling Segment - Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

•	Residential Real Estate Segment - Barnwell develops homes for sale in Hawaii.

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

All exploratory and developmental operations are overseen by Barnwell’s Calgary, Alberta staff and Barnwell’s Chief Operating Officer located in Honolulu, along with senior management. In fiscal 2013, Barnwell participated in exploratory and developmental operations in Alberta and Saskatchewan, although Barnwell does not limit its consideration of exploratory and developmental operations to these areas.

Natural gas prices are typically higher in the winter than at other times due to increased heating demand. Oil prices are also subject to seasonal fluctuations, but to a lesser degree. Oil and natural gas unit sales are based on the quantity produced from the properties by the properties’ operator.

Key Property

Barnwell’s principal oil and natural gas property is located in the Dunvegan area of Alberta, Canada and is called the Dunvegan Unit. Barnwell holds an 8.9% working interest in the Dunvegan Unit which, at September 30, 2013, had 220 producing natural gas wells. There were no wells drilled in the Dunvegan Unit in fiscal 2013.

In fiscal 2013, Dunvegan contributed 71% of Barnwell’s net natural gas production, 91% of Barnwell’s net natural gas liquids production, and 1% of Barnwell’s net oil production, representing 55% of the Company’s total net production on a Boe basis (320,000 Boe of a total 577,000 Boe). In fiscal 2013, Dunvegan contributed 32% of Barnwell’s oil and natural gas revenues.

Dunvegan’s proved natural gas reserves represented 5,255,000 net Mcf or 51% of our total proved natural gas reserves as of September 30, 2013. Dunvegan’s proved oil and natural gas liquids reserves represented 195,000 net Bbl or 21% of our total proved oil and natural gas liquids reserves as of September 30, 2013. In total, as of September 30, 2013, Dunvegan’s reserves represented 41% of the Company’s net reserves on an Mcfe basis.

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

Barnwell has a Reserves Committee consisting of five independent directors, the Company’s President and Chief Operating Officer, and the Company’s Executive Vice President and Chief Financial Officer. The Reserves Committee was established to ensure the independence of the Company’s petroleum reserve engineers. The Reserves Committee is responsible for reviewing the annual reserve evaluation report prepared by the independent petroleum reserve engineering firm and ensuring that the reserves are reported fairly in a manner consistent with industry standards. The Reserves Committee meets annually to discuss reserves issues and policies and to meet with Company personnel and our independent petroleum reserve engineers.

Barnwell of Canada’s President and Chief Operating Officer has primary responsibility for overseeing the preparation of the Company’s reserves estimates by our independent petroleum reserve engineers; he is a licensed professional engineer with over 30 years of relevant experience in all facets of the oil and natural gas industry in Canada and is a member of the Association of Professional Engineers and Geoscientists of Alberta.

Reserves

The amounts set forth in the following table, based on InSite’s evaluation of our reserves, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2013 on all properties in which Barnwell has an interest. All of Barnwell’s proved reserves are developed; Barnwell has no proved undeveloped reserves as of September 30, 2013. All of our oil and natural gas reserves are located in Canada. These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2012.

September 30, 2013
Oil, including natural gas liquids (Bbls)	923,000
Natural gas (Mcf)	10,245,000
Total (Boe)	2,689,000

During fiscal 2013, Barnwell’s total net proved developed reserves, including proved developed producing reserves, of oil and natural gas liquids decreased by 155,000 Bbls (14%) and total net proved developed reserves of natural gas decreased by 864,000 Mcf (8%).

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

Undiscounted future net cash flows, after income taxes	$42,409,000

Standardized measure of discounted future net cash flows	$31,934,000	*

*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s natural gas and oil reserves. An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $2.93 per Mcf and an oil price of $85.23 per Bbl for 2013) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. All of Barnwell’s net production in fiscal 2013, 2012 and 2011 was derived in Canada, primarily in Alberta. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2013	2012	2011
Annual net production:
Natural gas liquids (Bbls)	78,000	91,000	93,000
Oil (Bbls)	151,000	168,000	157,000
Natural gas (Mcf)	2,018,000	2,753,000	2,950,000
Total (Boe)	577,000	734,000	759,000

Annual average sales price per unit of production:
Bbl of natural gas liquids*	$ 42.33	$ 46.48	$ 49.23
Bbl of oil*	$ 80.27	$ 83.83	$ 84.96
Mcf of natural gas**	$ 2.68	$ 2.03	$ 3.42

Annual average production cost
per Mcfe produced***	$ 2.83	$ 2.28	$ 2.41

*                     Calculated on revenues before royalty expense divided by gross production.

**               Calculated on revenues net of pipeline charges before royalty expense divided by gross production.

***         Calculated on production costs, excluding natural gas pipeline charges, divided by the combined total production of natural gas liquids, oil and natural gas.

Capital Expenditures

Barnwell invested $5,662,000 in oil and natural gas properties during fiscal 2013, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, of which $250,000 (4%) was for acquisition of oil and natural gas leases, $1,485,000 (26%) was for exploration costs and $3,927,000 (70%) was for development of oil and natural gas properties.

Capital expenditures for pipeline improvements and plant upgrades totaled $1,441,000 in the Dunvegan area in fiscal 2013. No wells were drilled in the Dunvegan area in fiscal 2013.

Capital expenditures totaled $642,000 in the Marengo area of Saskatchewan in fiscal 2013. One gross (1.0 net) oil well was drilled in fiscal 2013 which was dry.

Capital expenditures totaled $623,000 in the Mantario area of Saskatchewan in fiscal 2013. One gross (0.4 net) oil well was drilled in fiscal 2013 which was successful and producing at September 30, 2013.

Capital expenditures totaled $620,000 in the Wood River area of Alberta in fiscal 2013. Five gross (0.4 net) oil wells were drilled in fiscal 2013 all of which were successful and on production at September 30, 2013.

Capital expenditures totaled $560,000 in the Seagram Lake area of Saskatchewan in fiscal 2013. One gross (0.5 net) oil well was drilled in fiscal 2013 which was initially successful and producing but is now not considered economical and was shut in at September 30, 2013.

Capital expenditures totaled $582,000 in the Chigwell area in fiscal 2013 for equipping costs for a well drilled in the prior year. The well was initially successful and producing at September 30, 2013 but is not considered economical and will likely be shut in.

Well Drilling Activities

During fiscal 2013, Barnwell participated in the drilling of seven development wells, six of which are producing and one which management believes is uneconomic. Barnwell participated in the drilling of one exploratory well which was a dry hole. Of the eight wells Barnwell participated in the drilling of during fiscal 2013, two gross (1.5 net) wells were on prospects developed by Barnwell.

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the fiscal years ended September 30, 2013, 2012 and 2011 in which Barnwell participated. All wells were drilled in Canada.

	Productive		Productive		Total Productive
	Oil Wells		Gas Wells		Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2013
Gross	-	6.0	-	-	-	6.0	1.0	1.0	1.0	7.0
Net	-	0.8	-	-	-	0.8	1.0	0.5	1.0	1.3

2012
Gross	1.0	5.0	-	-	1.0	5.0	-	2.0	1.0	7.0
Net	0.5	1.2	-	-	0.5	1.2	-	1.3	0.5	2.5

2011
Gross	-	9.0	-	7.0	-	16.0	1.0	1.0	1.0	17.0
Net	-	2.8	-	0.6	-	3.4	0.5	0.5	0.5	3.9

At September 30, 2013, Barnwell was not in the process of drilling any oil or natural gas wells.

Productive Wells

As of September 30, 2013, Barnwell had interests in 684 gross (77.0 net) productive wells, of which 173 gross (31.9 net) were oil wells and 511 gross (45.1 net) were natural gas wells. Eight natural gas wells and one oil well have dual or multiple completions. All wells were in Canada.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases which we held as of September 30, 2013.

	Developed Acreage*		Undeveloped Acreage*		Total*
Location	Gross	Net	Gross	Net	Gross	Net

Canada	241,432	40,073	145,036	42,723	386,468	82,796

*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Forty-one percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2013. The 59% of Barnwell’s leasehold interests in undeveloped acreage subject to expiration expire over the next four fiscal years, if not developed, as follows: 16% expire during fiscal 2014; 16% expire during fiscal 2015; 39% expire during fiscal 2016; and 29% expire during fiscal 2017. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes concentrations in these areas of Alberta: Dunvegan (7,721 net acres), Thornbury (5,949 net acres) and Bonanza/Balsam (2,296 net acres) and in the following area of Saskatchewan: Seagram Lakes (3,512 net acres).

Marketing of Oil and Natural Gas

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts between itself and marketers of oil. The price of oil and natural gas liquids is freely negotiated between buyers and sellers and is largely determined by the world price for oil, which is principally denominated in U.S. dollars.

Natural gas sold by Barnwell is generally sold under short-term contracts with prices indexed to market prices. The price of natural gas is freely negotiated between buyers and sellers and is principally determined for Barnwell by western Canadian/Midwestern U.S. prices for natural gas. In fiscal 2013 and 2012, Barnwell took virtually all of its oil, natural gas liquids, and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf.

We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of any single purchaser would not materially affect our revenue.

In fiscal 2013, over 90% of Barnwell’s oil and natural gas revenues were from products sold at spot prices.

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

Eighty-nine percent of Barnwell’s gross revenues are derived from properties located within Alberta.

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

Under Alberta’s New Royalty Framework (“NRF”), as amended effective January 1, 2011, royalty rates operate on a sliding rate formula sensitive to the price and production volumes of conventional oil and natural gas. The maximum royalty rate for conventional oil is 40% and the maximum royalty rate for natural gas is 36%. The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per Mcf. Additionally, there is a new well royalty rate maximum of 5% for both new conventional oil and natural gas wells for up to 12 months after the start of production. In both fiscal 2013 and 2012, 74% of royalties related to Alberta government charges and 26% of royalties related to freehold, override and other charges which are not directly affected by the NRF.

In November 2008, the Alberta government announced a one-time option of selecting new transitional rates or NRF rates when drilling a new natural gas or conventional oil well 1,000 to 3,500 meters in depth. All wells drilled between January 1, 2009 and December 31, 2013 that adopt the transitional rates will be shifted to the NRF on January 1, 2014. All of Barnwell’s wells in existence at January 1, 2009 in Alberta pay royalties under the NRF and all commercial wells drilled since January 1, 2009 adopted the transitional royalty rates.

In fiscal 2013, the weighted-average royalty rate paid on all of Barnwell’s natural gas was 12%. The weighted-average rate of all royalties paid to governments and others on natural gas from the Dunvegan Unit, Barnwell’s principal natural gas property, was 6% in fiscal 2013.

In fiscal 2013, the weighted-average royalty rate paid on oil was 23%.

The Alberta Energy Regulator (“AER”) revised its Licensee Liability Rating (“LLR”) program in fiscal 2013 to incorporate revised abandonment and reclamation cost estimates and adjusted asset values to reflect revised netbacks, gas shrinkage and oil equivalent volumes. Similar changes are being phased in over time with the next revisions occurring in May 2014 and May 2015. Under the LLR program, the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities. Companies with a LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At September 30, 2013, the Company had sufficient deemed asset value that no security deposit was due. A requirement to provide security deposit funds to the AER in the future would result in the diversion of operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which could in turn have a material adverse effect on our business, financial condition and results of operations.

During fiscal 2008, the Canadian government enacted reductions in the corporate tax rate for calendar year 2012 from 18.5% to 15%. There was no enactment of a reduction in Canadian tax rates during fiscal 2012 or 2013.

Competition

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

Kaupulehu 2007, a Hawaii limited liability limited partnership 80%-owned by Barnwell, owns two residential parcels held for investment in the Kaupulehu area. See Residential Real Estate Segment for a discussion of Kaupulehu 2007’s luxury residence for sale.

Barnwell owns acquisition rights as to 14 lots in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway. The acquisition rights give Barnwell the right to acquire 14 residential lots, which may be developed on the Mauka Lands. These leasehold lands are currently classified as agricultural by the state of Hawaii and, accordingly, the developer of these lands, Hualalai Investors, will need to pursue both state and county of Hawaii approvals for reclassification and rezoning to permit the development of residential lots and negotiate development terms. Due to heightened uncertainty regarding the likelihood of development of the Mauka Lands, and accordingly, the corresponding impact of such conditions on the Company’s ability to recover its investment in lot acquisition rights, the Company wrote off its remaining investment in fiscal 2012.

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

Between 1993 and 2001, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of single-family and multi-family residential units, a golf course and a limited commercial area on approximately 870 leasehold acres, known as Lot 4A, zoned for resort/residential development, located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu.

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

Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean. The lots within Increment I consist of two phases. Phase I consists of 38 completed single-family lots (23 ocean front lots and 15 ocean view lots) and Phase II is planned for 42 single-family lots. The developer began marketing some of the 42 single-family lots in Phase II in 2012. The Company cannot predict when or if WB will complete the remaining single-family lots in Phase II. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka’upulehu. Increment II is the remaining portion of the approximately 870-acre property, is zoned for single-family and multi-family residential units and a golf course and clubhouse, and is not yet developed.

Kaupulehu Developments is entitled to receive payments from WB based on the following percentages of the gross receipts from WB’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2013, one single-family lot in Phase II of Increment I was sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2013 to $153,000,000. As of September 30, 2013, 31 of the 38 single-family lots in Phase I of Increment I and one of the 42 single-family lots in Phase II of Increment I have been sold.

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

In fiscal 2013, Water Resources started three well drilling and eight pump installation and repair contracts and completed three well drilling and seven pump installation and repair contracts. Two of the three well drilling and three of the seven pump installation and repair contracts were started in the prior year. Fifty-eight percent of well drilling and pump installation and repair jobs, representing 31% of total contract drilling revenues in fiscal 2013, have been pursuant to government contracts.

At September 30, 2013, Water Resources had a backlog of three well drilling and eight pump installation and repair contracts, of which two well drilling and five pump installation and repair contracts were in progress as of September 30, 2013.

The approximate dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2013 and 2012 was as follows:

	December 1,
	2013	2012
Well drilling	$6,200,000	$400,000
Pump installation and repair	600,000	920,000
	$6,800,000	$1,320,000

Of the contracts in backlog at December 1, 2013, $4,900,000 is expected to be recognized as revenue in fiscal year 2014.

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

Competitive pressures are expected to remain high, thus there is no assurance that the quantity or values of available or awarded jobs which occurred in fiscal 2013 will continue.

Residential Real Estate Segment

Overview

Kaupulehu 2007 develops luxury residences for sale.

Operations

We began our homebuilding business in fiscal 2007 when Kaupulehu 2007 purchased two parcels in the Lot 4A Increment I area of Kaupulehu from WB. Construction of the two homes commenced in fiscal 2007 and was completed in fiscal 2009. During fiscal 2012, one of the homes developed by Kaupulehu 2007 was sold. At September 30, 2013, Kaupulehu 2007 owned one luxury residence that is available for sale and did not have any homes under construction. This home is a 5-bedroom, 6.5-bath ranch-style home and is 6,275 square feet in size. Construction of additional homes will depend upon the timing and extent of changes in market conditions and the ability of the Company to obtain financing for such projects.

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

Employees

As of December 1, 2013, Barnwell employed 43 individuals; 41 on a full time basis and 2 on a part time basis.

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

For further information on environmental remediation, see the Contingencies section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.”

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

ITEM 1A.                         RISK FACTORS

The business of Barnwell and its subsidiaries face numerous risks, including those set forth below or those described elsewhere in this Form 10-K or in Barnwell’s other filings with the SEC. The risks described below are not the only risks that Barnwell faces. If any of the following risk factors should occur, our profitability, financial condition or liquidity could be materially impacted.

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

At September 30, 2013, we had borrowings under our credit facility and real estate loan of approximately $16.6 million. In the ordinary course of business, we may incur significant additional debt in order to fund future capital expenditures, acquisitions and homebuilding activities.

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

In addition, our Canadian revolving credit facility is subject to periodic redetermination. A decrease in the facility could require us to repay indebtedness in excess of the borrowing base, or we may need to further secure the lenders with additional collateral. Furthermore, our real estate loan agreement contains provisions requiring us to maintain compliance with a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1. Noncompliance with any of the ratios could result in the need to pay down all or a portion of the outstanding borrowings before their scheduled due dates.

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

As of September 30, 2013, four of our stockholders, including two of our executive officers, held approximately 44% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company. The significant stockholders who also are executive officers could significantly affect our business, policies and affairs.

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

We are involved as a passive minority-interest partner in joint venture relationships and may initiate future joint venture projects. Entering into a joint venture as a passive minority-interest partner involves certain risks which include:

•                 the need to contribute funds to the joint venture to support its operating and capital needs;

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

Additionally, we follow the full cost method of accounting for costs related to our oil and natural gas properties. Under this method, the net book value of properties less related deferred income taxes, may not exceed a calculated “ceiling,” which is based upon the estimated after tax discounted future net cash flows from proved oil and natural gas properties. The excess, if any, of the net book value above the ceiling is required to be written off as an expense. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” for further details. A sufficient decline in oil or natural gas prices or other factors, without other mitigating circumstances, could result in future reductions of the carrying value of our oil and natural gas properties and an equivalent charge to earnings.

An increase in operating costs or a decline in our production level greater than anticipated could have a material adverse effect on our results of operations and financial condition.

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

Our business depends in part upon the availability, proximity and capacity of oil and natural gas gathering systems, pipelines and processing facilities. Canadian federal and provincial, as well as United States federal and state, regulation of oil and natural gas production, processing and transportation, tax and energy policies, general economic conditions, and changes in supply and demand could adversely affect our ability to produce and market oil and natural gas. If market factors change and inhibit the marketing of our production, overall production or realized prices may decline.

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

Future oil and natural gas segment taxable income could vary significantly from estimates, which could in turn result in the inability to realize a portion or all of our deferred tax assets for which no valuation allowance has been provided.

Our deferred tax assets include liabilities accrued for books but not for tax under Canadian tax law. Our ability to realize these deferred tax assets is based upon long-term estimates of future Canadian taxable income. If new operational strategies and estimates of oil and natural gas drilling success do not materialize as planned and the levels and timing of future taxable income and liability payments differ sufficiently from our estimates, or if negative evidence of future realizability cannot be overcome despite our plans and estimates, some or all of these deferred tax assets would not be deemed realizable, which in turn could have a material adverse effect on our financial condition and results of operations.

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

•                 oil and natural gas prices as prescribed by SEC regulations;

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

For wells and facilities in the Province of Alberta, the Alberta Energy Regulator (“AER”) tracks each licensee’s deemed asset value and estimated abandonment and reclamation liabilities, and imposes a security deposit on operators whose estimated liabilities exceed their deemed asset value. At September 30, 2013, the Company had sufficient deemed asset value that no security deposit was due. A requirement to provide security deposit funds to the AER in the future would result in the diversion of operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which could in turn have a material adverse effect on our business, financial condition and results of operations.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada. In fiscal 2013, we derived 89% of our revenues from operations in Canada.

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

The market value of residential lots can fluctuate significantly as a result of changing economic market conditions. Economic conditions in the United States and the world have improved in recent years but the recovery remains weak, which puts continued pressure on consumer confidence for residential real estate. These challenging market conditions are expected to continue for the foreseeable future and may deteriorate. Prevailing market conditions may significantly influence the market value of our residential parcels held for investment. In the event of changes in economic or market conditions, we may have to sell the residential lots at lower margins or at a loss, or we may be required to write-down the carrying value of our residential parcels held for investment. Such write-downs would have a negative impact on our results of operations.

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

The United States residential mortgage market continues to experience disruption. Mortgage interest rates have been experiencing significant volatility and contributed to the challenging market conditions faced by us and the industry. In addition, as a result of increased default rates and other factors, the willingness of many lenders to make home mortgage loans has decreased and lenders have tightened their lending standards. The volatility in interest rates, the decrease in the willingness of lenders to make home mortgage loans, and the tightening of lending standards have made it more difficult for some potential buyers to finance the purchase of homes. Potential buyers may not be able to obtain acceptable financing to purchase residential lots within the Kaupulehu area, leading to further declines in the market for homes. Even if potential buyers do not need financing, changes in interest rates and mortgage availability could make it harder for them to sell their existing homes to potential buyers who need financing. Any limitations or restrictions on the availability of mortgage financing or interest rate increases could reduce residential lot sales and adversely affect our sales, which would reduce our revenues.

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

Economic conditions in the United States and the world have improved in recent years but the recovery remains weak, which puts continued pressure on consumer confidence for residential real estate. These challenging market conditions are expected to continue for the foreseeable future and these conditions may deteriorate. Prevailing market conditions significantly influence the market value of our real estate held for sale. If the market conditions deteriorate, we will be required to write-down the carrying value of our real estate held for sale. Such write-downs would have a negative impact on our results of operations.

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

We may need financing to fund our future real estate development activities. If we are unable to obtain sufficient financing, we may not be able to continue our residential real estate segment operations.

The real estate development industry is capital intensive and homebuilding requires significant up-front expenditures to acquire land and begin development. We will need to establish funding sources to finance any future land acquisition capital expenditures. If such sources are not sufficient, we would seek additional capital in the form of debt or equity financing from a variety of potential sources, including additional bank financing, joint venture partner financing, and/or securities offerings. The amount and types of indebtedness which we may incur are limited by the terms of the agreements governing our existing debt. In addition, the availability of borrowed funds to be utilized for land acquisition, development and construction may be greatly reduced, and the lending community may require increased amounts of equity to be invested in a project by borrowers in connection with both new loans and the extension of existing loans. The failure to obtain sufficient capital to fund our planned capital and other expenditures could affect our plans to continue our residential real estate segment operations.

Our operating results from homebuilding are expected to be variable.

Due to the cyclical nature of the real estate development industry, we expect to experience variability in our future operating results on a quarterly and an annual basis. Factors expected to contribute to this variability include, among other things:

•                 the timing of land acquisitions and permitting;

•                 the timing of home closings and land sales;

•                 our ability to continue to acquire additional land or options thereon on acceptable terms; and

•                 the condition of the real estate market and the general economy.

If the timing of land acquisitions, zoning or regulatory approvals is delayed it could result in a decrease in our revenues and earnings for the periods in which the delays occur and possibly subsequent periods. A delay in home closings due to natural disasters, adverse weather or contractor availability would have a similar impact on revenues and earnings for the period in which the delays occur. Further, revenues may increase in subsequent periods over what would normally be expected as a result of increased home closings as the delays described above are resolved.

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

PART II

ITEM 5.                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE MKT under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE MKT, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2011	$3.73	$2.70	December 31, 2012	$3.50	$3.05
March 31, 2012	$4.14	$2.60	March 31, 2013	$3.64	$3.00
June 30, 2012	$3.48	$2.79	June 30, 2013	$3.89	$2.99
September 30, 2012	$3.37	$2.87	September 30, 2013	$3.71	$3.00

Holders

As of December 1, 2013, there were 8,277,160 shares of common stock, par value $0.50, outstanding. There were approximately 1,227 holders of the common stock of the registrant as of December 1, 2013.

Dividends

No dividends were declared or paid during fiscal years 2013 or 2012. The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

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

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2013 and 2012, and the related Consolidated Statements of Operations, Comprehensive Loss, Cash Flows, and Equity for the years ended September 30, 2013 and 2012. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

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

Oil and natural gas properties - full cost ceiling calculation and depletion

Policy Description

We use the full cost method of accounting for our oil and natural gas properties under which we are required to conduct quarterly calculations of a “ceiling,” or limitation, on the carrying value of oil and natural gas properties. The ceiling limitation is the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects. If net capitalized costs exceed this limit, the excess is expensed.

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Our reserve estimates are prepared at least annually by independent petroleum reserve engineers and quarterly by internal personnel. The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 3.6% of the previous year’s estimate. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties. If reported reserve volumes were revised downward by 5% at the end of fiscal 2013, the ceiling limitation would have decreased approximately $2,427,000 before income taxes, which would have resulted in a $643,000 reduction of the carrying value of oil and gas properties before income taxes.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2013, depletion for fiscal 2013 would have increased by approximately $366,000.

While the quantities of proved reserves require substantial judgment, the associated prices of oil, natural gas and natural gas liquids reserves are the average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis as prescribed by SEC regulations. Additionally, the applicable discount rate that is used to calculate the discounted present value of the reserves is mandated at 10%. Costs included in future net revenues are determined in a similar manner. As such, the future net revenues associated with the estimated proved reserves are not based on an assessment of future prices or costs.

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

Judgments and Assumptions

Real estate held for sale and investment in residential parcels are reviewed for possible impairment when events or circumstances indicate that the carrying values may not be recoverable. If the evaluation determines that the recorded value will not be recovered, the carrying value of real estate held for sale and investment in residential parcels are written down to its estimated fair value less costs to sell. This evaluation requires management to make assumptions and apply considerable judgment based on market conditions and comparable sales transactions. Changes in assumptions may require valuation adjustments that may materially impact the Company’s future operating results.

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

Deferred income tax assets are routinely assessed for realizability. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Barnwell recognizes the financial statement effects of tax positions when it is more likely than not that the position will be sustained by a taxing authority.

Judgments and Assumptions

We make estimates and judgments in determining our income tax expense for each reporting period. Significant changes to these estimates could result in an increase or decrease in our tax provision in future periods. We are also required to make judgments about the recoverability of deferred tax assets and when it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided. We consider available positive and negative evidence when assessing the realizability of deferred tax assets including historic and estimated future taxable earnings and available tax planning strategies. Accordingly, changes in our business performance, unforeseen events, and changes in estimates of future taxable income could require a further increase in the valuation allowance or a reversal in the valuation allowance in future periods. This could result in a charge to, or an increase in, income in the period such determination is made, and the impact of these changes could be material.

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

Management believes that Barnwell’s provision for uncertain tax positions is reasonable. However, the ultimate resolution of tax treatments disputed by governmental authorities may adversely affect Barnwell’s current and deferred income taxes.

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

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset. Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities. The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations. Actual asset retirement obligations through the end of fiscal 2013 have not materially differed from our estimates. However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future. A 20% increase in accretion and depletion of the asset retirement obligation would have increased Barnwell’s fiscal 2013 expenses before taxes by approximately $236,000.

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

Barnwell sells substantially all of its oil and natural gas liquids production under short-term contracts with marketers of oil. Natural gas sold by Barnwell is generally sold under short-term contracts with prices indexed to market prices. The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers. Oil and natural gas prices are determined by many factors that are outside of our control. Market prices for oil and natural gas products are dependent upon factors such as, but not limited to, changes in market supply and demand, which are impacted by overall economic activity, changes in weather, pipeline capacity constraints, inventory storage levels, and output. Petroleum and natural gas prices are very difficult to predict and fluctuate significantly. Natural gas prices tend to be higher in the winter than in the summer due to increased demand, although this trend has become less pronounced due to the increased use of natural gas to generate electricity for air conditioning in the summer and increased natural gas storage capacity in North America.

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

3)   Barnwell owns acquisition rights as to 14 lots in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway. The acquisition rights give Barnwell the right to acquire 14 residential lots, which may be developed on the Mauka Lands. These leasehold lands are currently classified as agricultural by the state of Hawaii and, accordingly, the developer of these lands, Hualalai Investors, will need to pursue both state and county of Hawaii approvals for reclassification and rezoning to permit the development of residential lots and negotiate development terms. Due to heightened uncertainty regarding the likelihood of development of the Mauka Lands, and accordingly, the corresponding impact of such conditions on the Company’s ability to recover its investment in lot acquisition rights, the Company wrote off its remaining investment in fiscal 2012.

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

Investment in Joint Ventures

Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell, owns 1.5% passive minority interests in Hualalai Investors JV, LLC and Hualalai Investors II, LLC (hereinafter collectively referred to as “Hualalai Investors”), owners of Hualalai Resort, and a 1.5% passive minority interest in Kona Village Investors, LLC, owner of Kona Village Resort. Kona Village Resort sustained considerable damage as a result of the March 2011 tsunami and subsequently shut down indefinitely. As such, Barnwell wrote-off its remaining investment in Kona Village Investors, LLC in fiscal 2011. Due to uncertainty regarding the financial condition of Hualalai Investors and the duration of current economic conditions and the corresponding impact of such conditions on the Company’s ability to recover its investment within the Company’s estimated holding period, the Company wrote off its remaining investment in Hualalai Investors in fiscal 2012.

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

According to Canada’s National Energy Board, increased demand for natural gas in 2013 over 2012 levels resulted in a reduction of the unusually high amount of natural gas storage in North America and moderate increases in natural gas prices in 2013 from the 10-year lows reached in 2012. Continued downward pricing pressure for Alberta natural gas is expected due to recent changes to pipeline transport rates and the discovery and availability of significant new quantities of natural gas from shale in North America.

Concerns about slowing global economic growth continue to impact the demand for oil, which remains below pre-recession levels. During the first half of fiscal 2013, the Company realized lower prices for oil, as compared to fiscal 2012, due to increasing North American oil production combined with pipeline congestion, due in part to new discoveries of oil, which increased the differential between the prices received for Canadian oil as compared to global benchmark prices. It is expected that this pricing differential for Canadian oil will continue and that oil prices will remain volatile in the near term and will be affected by economic growth figures, political instability, supply, and pipeline capacity constraints.

In the absence of a sufficient increase in oil and natural gas prices or other sources of additional cash inflows, overall declines in production will result in reduced oil and natural gas segment discretionary cash flows, which in turn would result in reduced oil and natural gas capital spending by the Company for fiscal 2014. This level of oil and natural gas capital expenditures is likely insufficient to maintain current production and reserve levels.

Land Investment and Residential Real Estate Segments

Kaupulehu 2007’s luxury home is a 5-bedroom, 6.5-bath ranch-style home, 6,275 square feet in size and is available for sale. Barnwell will have continuing cash outflows such as debt repayments, interest, maintenance, property taxes, and other holding costs until the home and lots held for investment are sold.

Demand for residential homes and lots on the Kona/Kohala coast has improved with increased resale volumes, however demand within the Kaupulehu area remains slow. Furthermore, we do not control or determine when or if the remainder of Increment I or Increment II will be developed. If real estate activity in the Kaupulehu area does not increase, our operating results, financial condition, liquidity and cash flows could be adversely affected.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii. The most recent State of Hawaii Department of Business, Economic Development and Tourism forecast suggests growth in the construction industry with increases in both private development and government contracts. Management currently estimates that well drilling activity for fiscal 2014 will increase over fiscal 2013 based upon the value of contracts in backlog.

Results of Operations

Summary

Barnwell incurred a net loss for fiscal 2013 of $8,563,000, a $1,573,000 increase in operating results from a net loss of $10,136,000 in fiscal 2012. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•                 A $ 2,141,000 decrease in reductions of the carrying value of assets in the current year as compared to the prior year. The current year includes a $4,506,000 reduction in the carrying value of oil and natural gas properties whereas the prior year includes a $6,647,000 reduction in carrying values comprised of a $2,551,000 reduction of the carrying value of oil and natural gas properties, a $1,854,000 write-down of real estate held for sale, a $1,754,000 write-off of our investment in joint ventures, and a $488,000 write-off of our lot acquisition rights.

•                 A $448,000 decrease in oil and natural gas segment operating profit, before reduction in carrying value of assets and taxes, primarily resulting from:

•                 Lower net production for all products, lower prices received for oil and natural gas liquids, partially offset by increased natural gas prices, and

•                 Operating expenses incurred to remediate soil contamination issues.

•                 An $865,000 increase in contract drilling operating results, before taxes, primarily resulting from higher contract margins on water well drilling activity in the current year and losses on certain pump installation and repair contracts due to unforeseen difficulties that were incurred in the prior year.

•                 A $643,000 increase in general and administrative expenses.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 1% in fiscal 2013, as compared to fiscal 2012, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 4% at September 30, 2013, as compared to September 30, 2012. Accordingly, the assets, liabilities, stockholders’ equity, and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2013 was $1,319,000, a $3,246,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $1,927,000 in fiscal 2012. There were no taxes on other comprehensive (loss) income due to foreign currency translation adjustments in fiscal 2013 and 2012 due to a full valuation allowance on the related deferred tax assets.

Realized foreign currency transaction gains or losses were inconsequential in fiscal 2013 and 2012.

The impact of fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar may be material from period to period. Barnwell cannot accurately predict future fluctuations between Canadian and U.S. dollars.

Oil and natural gas revenues

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2013 as compared to fiscal 2012. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2013	2012	$	%
Natural gas (Mcf)*	$ 2.68	$ 2.03	$ 0.65	32%
Oil (Bbls)	$ 80.27	$ 83.83	$ (3.56)	(4%)
Liquids (Bbls)	$ 42.33	$ 46.48	$ (4.15)	(9%)

	Annual Net Production
			Increase (Decrease)
	2013	2012	Units	%
Natural gas (Mcf)	2,018,000	2,753,000	(735,000)	(27%)
Oil (Bbls)	151,000	168,000	(17,000)	(10%)
Liquids (Bbls)	78,000	91,000	(13,000)	(14%)

*      Natural gas price per unit is net of pipeline charges.

Oil and natural gas revenues decreased $3,234,000 (13%) from $24,610,000 in fiscal 2012 to $21,376,000 in fiscal 2013, primarily due to 27% and 14% decreases in natural gas and natural gas liquids net production, respectively, largely as a result of natural declines in production, and also due to a scheduled Dunvegan plant and pipeline maintenance shutdown during the current year; there was no such shutdown in the prior year. In addition, net oil production decreased 10% as compared to the prior year due to natural declines in production from existing wells, partially offset by new oil production from recent drilling activity. Declines in oil and natural gas liquids prices of 4% and 9%, respectively, as compared to the prior year were more than offset by an increase in natural gas prices, which increased 32% as compared to the prior year.

The Company continues to direct the majority of its exploration and development focus on oil rather than natural gas due to the poor outlook for natural gas prices, therefore it is likely that the Company’s natural gas and natural gas liquids production will continue to decline as its natural gas properties age.

Oil and natural gas operating expenses

Oil and natural gas operating expenses decreased $453,000 (4%) to $9,992,000 in fiscal 2013, as compared to $10,445,000 in fiscal 2012. The decrease was due to lower production and $561,000 of equalization credits for previously allocated operating expenses received from non-operated properties, partially offset by $796,000 of estimated costs incurred to remediate soil contamination from infrastructure issues at the Dunvegan and Wood River properties and increased repair and workover costs due to a scheduled Dunvegan plant and pipeline maintenance shutdown whereas there was no such shutdown in the prior year.

Sale of interest in leasehold land

The following table summarizes the percentage of sales payment revenues received from WB:

	Year ended September 30,
	2013	2012
Sale of interest in leasehold land:
Proceeds	$300,000	$512,000
Fees	(18,000)	(30,000)
Revenues – sale of interest in leasehold land, net	$282,000	$482,000

WB sold one single-family lot in Phase II of Increment I during the year ended September 30, 2013 as compared to two single-family lots in Phase I of Increment I during the year ended September 30, 2012.

As of September 30, 2013, 31 of the 38 single-family lots in Phase I of Increment I have been sold by WB. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. The developer began marketing some of the 42 single-family lots in Phase II of Increment I in 2012, and as of September 30, 2013, one lot has been sold. The Company cannot predict when or if WB will complete the remaining single-family lots in Phase II of Increment I and there is no assurance with regard to the amounts of future sales from Increment I.

In November 2013, Kaupulehu Developments received a percentage of sales payment totaling $140,000 from the sale of one lot within Phase I of Increment I. Financial results from the receipt of this payment will be reflected in Barnwell’s quarter ending December 31, 2013.

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired 19.6% interests in WB Kukio Resorts, LLC, WB Maniniowali, LLC, and WB Kaupulehu, LLC for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali, and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the Big Island of Hawaii. WB Kaupulehu, LLC, which is comprised of WB and WBKD, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. The limited liability limited partnership agreements provide for a priority return of Barnwell’s investment prior to profit distributions.

Barnwell, through affiliated entities, borrowed approximately $4,140,000 under a new bank loan to partially fund the acquisition, and Barnwell expects that it will pay approximately $1,000,000 in the forthcoming months to fund the remainder of the acquisition. The bank loan matures in November 2015, with an option to extend one year, and accrues interest for the first year at the Federal Home Loan Bank’s fixed rate plus 4.00% and resets annually thereafter. Principal payments are due on the receipt of percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, upon the sale of Barnwell’s real estate held for sale and two residential parcels, and on receipt of cash distributions from the entities noted above. Barnwell is a guarantor of the loan.

As a result of this transaction, whereas Barnwell was not affiliated with the aforementioned entities prior to this transaction, henceforth Barnwell will have an ownership interest and affiliation with these entities. This transaction will be reflected in Barnwell’s quarter ending December 31, 2013.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues remained consistent at $2,338,000 in fiscal 2013, as compared to $2,340,000 in fiscal 2012, and contract drilling costs decreased $752,000 (25%) to $2,239,000 in fiscal 2013, as compared to $2,991,000 in fiscal 2012. The contract drilling segment generated a $295,000 operating loss before general and administrative expenses during fiscal 2013, an increase in operating results of $865,000 as compared to an operating loss before general and administrative expenses of $1,160,000 in fiscal 2012. The increase in operating results was primarily due to higher contract margins on water well drilling activity in the current year as compared to the prior year and because prior year results were impacted by unforeseen difficulties on certain pump installation and repair contracts.

At September 30, 2013, there was a backlog of three well drilling and eight pump installation and repair contracts, of which two well drilling and five pump installation and repair contracts were in progress as of September 30, 2013. The backlog of contract drilling revenues as of December 1, 2013 was approximately $6,800,000. Of the contracts in backlog at December 1, 2013, approximately $4,900,000 is expected to be recognized as revenue in fiscal year 2014.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. There has been significant volatility in demand for water well drilling contracts in recent years due largely to the impact of the recession and continuing weak economic conditions on both private real estate development and governmental capital improvement budgets. This has generally led to increased competition for available contracts and lower margins on awarded contracts. The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of this volatility in demand.

Residential real estate revenues and expenses

During the quarter ended June 30, 2012, one of the luxury residences was sold for $5,975,000. The carrying value of the home sold and costs related to the sale totaled $5,990,000, resulting in a nominal loss.

General and administrative expenses

General and administrative expenses increased $643,000 (8%) to $8,911,000 in fiscal 2013, as compared to $8,268,000 in fiscal 2012. The increase was primarily due to $307,000 in severance payments and $122,000 in legal and executive search fees related to the resignation of the previous and hiring of a new President of our Calgary, Canada based oil and natural gas subsidiary. Also contributing to the increase was a $272,000 decrease in administrative expense reimbursements from oil and natural gas joint venture partners. The increases were partially offset by an $111,000 decrease in retirement plans expense.

Depletion, depreciation, and amortization

Depletion, depreciation and amortization decreased $2,448,000 (22%) to $8,542,000 in fiscal 2013, as compared to $10,990,000 in fiscal 2012. The decrease was primarily due to a 21% decrease in net production and a 1% decrease in the depletion rate. The decrease in the depletion rate for the current year was due to the impact of the reductions in the carrying value of oil and natural gas properties at September 30, 2012, December 31, 2012 and March 31, 2013, partially offset by increases in Barnwell’s costs of finding and developing proven reserves and the drilling of unsuccessful wells.

Reduction of carrying value of assets

During fiscal years 2013 and 2012, Barnwell reduced the carrying value of certain assets. A breakdown of the reduction of the carrying value of assets as reported in the Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2013	2012
Oil and natural gas properties	$4,506,000	$2,551,000
Real estate held for sale	-	1,854,000
Investment in joint ventures	-	1,754,000
Lot acquisition rights – Mauka Lands	-	488,000
Total reduction of carrying value of assets	$4,506,000	$6,647,000

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at March 31, 2013, December 31, 2012 and September 30, 2012. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $4,506,000 and $2,551,000 during the years ended September 30, 2013 and 2012, respectively.

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

In fiscal 2012, Barnwell recorded a $1,854,000 reduction in the carrying value of its real estate held for sale to reflect a decline in the estimated market value. No such reduction was necessary during fiscal 2013.

Due to uncertainty regarding the financial condition of the joint venture entities in which the Company has passive interests and the duration of current economic conditions and the corresponding impact of such conditions on the Company’s ability to recover its investment within the Company’s currently estimated holding period, the Company wrote off its remaining $1,754,000 investment in joint ventures in fiscal 2012 as management concluded that there was an other-than-temporary impairment of these investments.

Due to heightened uncertainty regarding the likelihood of development of the Mauka Lands, and accordingly, the corresponding impact of such conditions on the Company’s ability to recover its investment in lot acquisition rights, the Company wrote off its remaining $488,000 investment in lot acquisition rights in fiscal 2012.

Interest expense

Interest expense decreased $203,000 (26%) to $587,000 in fiscal 2013, as compared to $790,000 in fiscal 2012, primarily due to lower outstanding loan balances and interest rates.

Income taxes

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Year ended September 30,
	2013	2012

United States	$(4,832,000)	$(8,936,000)
Canada	(5,228,000)	(2,297,000)

	$(10,060,000)	$(11,233,000)

Barnwell’s effective consolidated income tax rate for fiscal 2013, after adjusting loss before income taxes for non-controlling interests, was 15%, as compared to 10% for fiscal 2012.

Consolidated taxes do not bear a customary relationship to pretax losses due primarily to the fact that Canadian income taxes are not sheltered by U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have any future U.S. tax benefit prior to expiration.

Included in the income tax benefit for fiscal 2012 is a $93,000 benefit from lapsing of the statute of limitations and related accrued interest for uncertain tax positions related to Canadian income taxes. There is no such benefit included in the income tax benefit for fiscal 2013.

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

Net loss attributable to non-controlling interests totaled $109,000 in fiscal 2013, as compared to $826,000 in fiscal 2012. The $717,000 (87%) change is due primarily to impacts to non-controlling interests of prior year write-downs of Barnwell’s assets, as compared to the current year.

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

Impact of Recently Issued Accounting Standards on Future Filings

In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The amendments are effective on a prospective basis for fiscal years, and interim reporting periods within those years, beginning after December 15, 2012. Adoption of this standard will impact the presentation of Barnwell’s consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit. At September 30, 2013, Barnwell had $7,828,000 in cash and cash equivalents, $2,580,000 in working capital, and $7,446,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $3,191,000 for fiscal 2013, as compared to $11,466,000 for the same period in fiscal 2012. The $8,275,000 decrease was primarily due to $5,477,000 of proceeds from the sale of real estate in the prior year period and lower oil and natural gas segment operating results in the current year.

Net cash used in investing activities totaled $3,778,000 for fiscal 2013, as compared to $6,277,000 for the same period in fiscal 2012. The $2,499,000 decrease was primarily due to a $2,757,000 decrease in cash outflows for capital expenditures, primarily oil and natural gas, due to differences in the timing of disbursements for capital projects.

Cash flows used in financing activities totaled $319,000 for fiscal 2013, as compared to $6,209,000 for fiscal 2012. The $5,890,000 decrease in cash outflows was primarily due to decreased net debt repayments as the prior year period included a pay down in debt resulting from the sale of one luxury residence in June 2012.

Credit Arrangements

In March 2013, Barnwell’s credit facility at Royal Bank of Canada was renewed through April 2014 for $20,000,000 Canadian dollars, unchanged from the prior year amount, or US$19,446,000 at the September 30, 2013 exchange rate of 0.9723. Borrowings under this facility were US$12,000,000 and unused credit available under this facility was US$7,446,000 at September 30, 2013. The interest rate on the facility at September 30, 2013 was 2.68%. The facility is available in U.S. dollars at LIBOR plus 2.50%, at the Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.6250% per annum is charged on the unused facility balance.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. Principal and interest are paid monthly and are determined based on a loan amortization schedule. Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of a house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at September 30, 2013 was 3.53%. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of a house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The non-revolving real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, increased $1,135,000 (25%) from $4,527,000 in fiscal 2012 to $5,662,000 in fiscal 2013. During the year ended September 30, 2013, Barnwell participated in the drilling of seven gross (1.3 net) development wells in Canada, of which six gross (0.8 net) appear to be successful while one gross (0.5 net) was not successful, and one gross (1.0 net) exploratory well in Canada, which was not successful. Barnwell initiated two gross (1.5 net) of these wells during fiscal 2013. Barnwell replaced 12% of oil production (including natural gas liquids) and 1% of natural gas production during fiscal 2013, as compared to 22% and 1%, respectively, during fiscal 2012. Of the $5,662,000 total oil and natural gas properties investments for fiscal 2013, $250,000 (4%) was for acquisition of oil and natural gas leases, $1,485,000 (26%) was for exploration costs and $3,927,000 (70%) was for development of oil and natural gas properties.

The following table sets forth the gross and net numbers of oil and natural gas wells Barnwell participated in drilling for the last two fiscal years:

	2013		2012
	Gross	Net	Gross	Net
Exploratory oil and natural gas wells	1	1.0	1	0.5
Development oil and natural gas wells	7	1.3	7	2.5
Successful oil and natural gas wells	6	0.8	6	1.7
Unsuccessful oil and natural gas wells	2	1.5	2	1.3

Barnwell estimates that oil and natural gas capital expenditures for fiscal 2014 will range from $4,000,000 to $4,500,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Other Considerations

We believe our sources of funds such as current cash balances, future operating cash flows, land investment segment proceeds, and available credit will provide sufficient liquidity to fund our operations, planned future capital expenditures, and scheduled debt repayments and related interest. However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sale proceeds are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the current level of borrowings under the facility upon the April 2014 review, and/or we fall short of our key financial debt covenants for our real estate loan and are required to repay all or a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash inflows and/or higher cash outflows than expected, which in turn could have a material adverse effect on our operations, liquidity, cash flows and financial condition. Absent a sufficient increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels. As such, the near-term and longer-term outlook for sources and uses of funds and oil and natural gas capital resources remains highly dependent on the factors noted above.

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

Contingencies

Environmental

As of September 30, 2013, environmental remediation costs of $783,000, which have not been discounted, were accrued. The amount accrued is the estimated liability for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties. Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites in excess of the $783,000 accrued, and sites identified in the future, if any, could be incurred. No accrual for environmental remediation costs was necessary at September 30, 2012.

ITEM 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
Barnwell Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, cash flows, and equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
December 16, 2013

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$7,828,000	$8,845,000
Accounts receivable, net of allowance for doubtful accounts	3,287,000	3,600,000
Prepaid expenses	230,000	361,000
Real estate held for sale	5,448,000	5,309,000
Other current assets	2,234,000	770,000

Total current assets	19,027,000	18,885,000

Investments in real estate	2,381,000	2,381,000

Property and equipment, net	41,306,000	48,624,000

Total assets	$62,714,000	$69,890,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,415,000	$2,680,000
Accrued capital expenditures	1,846,000	341,000
Accrued incentive and other compensation	1,652,000	1,593,000
Accrued operating and other expenses	2,670,000	2,507,000
Payable to joint interest owners	187,000	854,000
Current portion of long-term debt	5,240,000	5,764,000
Other current liabilities	437,000	576,000

Total current liabilities	16,447,000	14,315,000

Long-term debt	11,400,000	11,400,000

Liability for retirement benefits	3,137,000	5,114,000

Asset retirement obligation	7,520,000	5,629,000

Deferred income taxes	1,890,000	3,307,000

Total liabilities	40,394,000	39,765,000

Commitments and contingencies

Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at September 30, 2013 and 2012	4,223,000	4,223,000
Additional paid-in capital	1,289,000	1,289,000
Retained earnings	15,532,000	24,095,000
Accumulated other comprehensive income, net	2,991,000	2,322,000
Treasury stock, at cost:
167,900 shares at September 30, 2013 and 2012	(2,286,000)	(2,286,000)

Total stockholders’ equity	21,749,000	29,643,000

Non-controlling interests	571,000	482,000

Total equity	22,320,000	30,125,000

Total liabilities and equity	$62,714,000	$69,890,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2013	2012
Revenues:
Oil and natural gas	$21,376,000	$24,610,000
Contract drilling	2,338,000	2,340,000
Sale of interest in leasehold land, net	282,000	482,000
Residential real estate	-	5,975,000
Gas processing and other	612,000	655,000

	24,608,000	34,062,000

Costs and expenses:
Oil and natural gas operating	9,992,000	10,445,000
Contract drilling operating	2,239,000	2,991,000
Residential real estate	-	5,990,000
General and administrative	8,911,000	8,268,000
Depletion, depreciation, and amortization	8,542,000	10,990,000
Reduction of carrying value of assets	4,506,000	6,647,000
Interest expense	587,000	790,000

	34,777,000	46,121,000

Loss before income taxes	(10,169,000)	(12,059,000)

Income tax benefit	(1,497,000)	(1,097,000)

Net loss	(8,672,000)	(10,962,000)

Less: Net loss attributable to non-controlling interests	(109,000)	(826,000)

Net loss attributable to Barnwell Industries, Inc. stockholders	$(8,563,000)	$(10,136,000)

Basic net loss per common share
attributable to Barnwell Industries, Inc. stockholders	$(1.03)	$(1.22)

Diluted net loss per common share
attributable to Barnwell Industries, Inc. stockholders	$(1.03)	$(1.22)

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160

Diluted	8,277,160	8,277,160

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
	2013	2012

Net loss	$(8,672,000)	$(10,962,000)

Other comprehensive income:
Foreign currency translation adjustments, net of taxes of $0	(1,319,000)	1,927,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	259,000	258,000
Net actuarial gains (losses) arising during the period, net of taxes of $0	1,729,000	(153,000)

Total other comprehensive income	669,000	2,032,000

Total comprehensive loss	(8,003,000)	(8,930,000)

Less: Comprehensive loss attributable to non-controlling interests	(109,000)	(826,000)

Comprehensive loss attributable to Barnwell Industries, Inc.	$(7,894,000)	$(8,104,000)

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(8,672,000)	$(10,962,000)
Adjustments to reconcile net loss
to net cash provided by operating activities:
Depletion, depreciation, and amortization	8,542,000	10,990,000
Reduction of carrying value of assets	4,506,000	6,647,000
Retirement benefits expense	617,000	728,000
Accretion of asset retirement obligation	499,000	363,000
Gain on sale of drilling equipment	-	(40,000)
Deferred income tax benefit	(1,460,000)	(1,297,000)
Asset retirement obligation payments	(222,000)	(324,000)
Share-based compensation benefit	(73,000)	(103,000)
Retirement plan contributions	(606,000)	(676,000)
Sale of interest in leasehold land, net	(282,000)	(482,000)
Real estate held for sale	(139,000)	5,477,000
Increase from changes in current assets and liabilities	481,000	1,145,000

Net cash provided by operating activities	3,191,000	11,466,000

Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	282,000	482,000
Proceeds from gas over bitumen royalty adjustments	62,000	61,000
Proceeds from sale of drilling equipment, net	-	59,000
Capital expenditures	(4,122,000)	(6,879,000)

Net cash used in investing activities	(3,778,000)	(6,277,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	503,000	-
Repayments of long-term debt	(1,020,000)	(6,550,000)
Contributions from non-controlling interests	198,000	370,000
Distributions to non-controlling interests	-	(29,000)

Net cash used in financing activities	(319,000)	(6,209,000)

Effect of exchange rate changes on cash and cash equivalents	(111,000)	31,000

Net decrease in cash and cash equivalents	(1,017,000)	(989,000)

Cash and cash equivalents at beginning of year	8,845,000	9,834,000

Cash and cash equivalents at end of year	$7,828,000	$8,845,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended September 30, 2012 and 2013

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity

Balance at September 30, 2011	8,277,160	$ 4,223,000	$ 1,289,000	$ 34,231,000	$ 290,000	$ (2,286,000)	$ 967,000	$ 38,714,000
Contributions from non-controlling interests							370,000	370,000
Distributions to non-controlling interests							(29,000)	(29,000)
Net loss				(10,136,000)			(826,000)	(10,962,000)
Foreign currency translation adjustments, net of taxes of $0					1,927,000			1,927,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					258,000			258,000
Net actuarial losses arising during the period, net of taxes of $0					(153,000)			(153,000)
Balance at September 30, 2012	8,277,160	4,223,000	1,289,000	24,095,000	2,322,000	(2,286,000)	482,000	30,125,000
Contributions from non-controlling interests							198,000	198,000
Net loss				(8,563,000)			(109,000)	(8,672,000)
Foreign currency translation adjustments, net of taxes of $0					(1,319,000)			(1,319,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					259,000			259,000
Net actuarial gains arising during the period, net of taxes of $0					1,729,000			1,729,000
Balance at September 30, 2013	8,277,160	$ 4,223,000	$ 1,289,000	$ 15,532,000	$ 2,991,000	$ (2,286,000)	$ 571,000	$ 22,320,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2013 AND 2012

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

Real estate held for sale is reported at the lower of the asset carrying value or fair value less costs to sell. The recorded balances are evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable. This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, uncertainty about future events, including changes in economic conditions, changes in operating performance, and ongoing cost of maintenance and improvements of the assets. Changes in these and other assumptions may require impairment charges that may materially impact the Company’s future operating results. If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations resulting in a decrease in the fair value of the aforementioned assets below carrying value, the Company will be required to record an impairment loss.

Homebuilding revenue and related profit or loss are generally recognized at the time of the closing of a sale, when title to and possession of the property are transferred to the buyer.

Investments in Real Estate

Barnwell’s investment in residential parcels consists of land held for speculative purposes which is not expected to be sold within a year of the balance sheet date and is reported at the lower of the asset carrying value or fair value less costs to sell. The recorded balances are evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable. This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets. Changes in these and other assumptions may require impairment charges that may materially impact the Company’s future operating results. If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations resulting in a decrease in the fair value of the aforementioned assets below carrying value, the Company will be required to record an impairment loss.

Barnwell accounts for sales of Increment I and Increment II leasehold land interests under the full accrual method. Gains from such sales are recognized when the buyer’s investments are adequate to demonstrate a commitment to pay for the property, risks and rewards of ownership have been transferred to the buyer, and Barnwell does not have a substantial continuing involvement with the property sold. With regard to the sales of Increment I and Increment II leasehold land interests, the percentage of sales payments are contingent future profits which will be recognized when they are realized. All costs of the sales of Increment I and Increment II leasehold land interests were recognized at the time of sale and were not deferred to future periods when any contingent profits will be recognized.

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

Under the full cost method of accounting, we review the carrying value of our oil and natural gas properties, on a country-by-country basis, each quarter in what is commonly referred to as the ceiling test. Under the ceiling test, capitalized costs, net of accumulated depletion and oil and natural gas related deferred income taxes, may not exceed an amount equal to the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum reserve engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects. If net capitalized costs exceed this limit, the excess is expensed. Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis. Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined. Proceeds from the disposition of minor producing oil and natural gas properties are credited to the cost of oil and natural gas properties. Gains or losses are recognized on the disposition of significant oil and natural gas properties.

Revenues associated with the sale of oil, natural gas and natural gas liquids are recognized in the Consolidated Statements of Operations when the oil, natural gas and natural gas liquids are delivered and title has passed to the customer.

Barnwell’s sales reflect its working interest share after royalties. Barnwell’s production is generally delivered and sold at the plant gate. Barnwell does not have transportation volume commitments with pipelines and does not have natural gas imbalances related to natural gas balancing arrangements with its partners.

Long-lived Assets

Long-lived assets to be held and used, other than oil and natural gas properties, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Recoverability is measured by comparing the carrying amount of the asset to the future net cash flows expected to result from use of the asset (undiscounted and without interest charges). If it is determined that the asset may not be recoverable, impairment loss is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. Long-lived assets to be disposed of are reported at the lower of the asset carrying value or fair value, less cost to sell.

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

Retirement Plans

Barnwell accounts for its defined benefit pension plan, Supplemental Employee Retirement Plan, and postretirement medical insurance benefits plan by recognizing the over-funded or under-funded status as an asset or liability in its Consolidated Balance Sheet and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. See further discussion at Note 10 below.

The estimation of Barnwell’s retirement plan obligations, costs and liabilities requires management to estimate the amount and timing of cash outflows for projected future payments and cash inflows for maturities and expected returns on plan assets. These assumptions may have an effect on the amount and timing of future contributions.

At the end of each year, Barnwell determines the discount rate to be used to calculate the present value of plan liabilities and the net periodic benefit cost. The discount rate is an estimate of the current interest rate at which the retirement plan liabilities could be effectively settled at the end of the year. In estimating this rate, Barnwell references the Citigroup Pension Liability Index at our balance sheet date which is linked to rates of return on high-quality, fixed-income investments. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year. The estimated rate of return on plan assets is based on historical trends combined with long-term expectations, the mix of plan assets and long-term inflation assumptions.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate and resulting translation gains or losses are accounted for in an equity account entitled “Accumulated other comprehensive income, net.” Operating results of foreign subsidiaries are translated at average exchange rates during the period. Realized foreign currency transaction gains or losses were inconsequential in fiscal 2013 and 2012.

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

Potentially dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Options to purchase 777,250 and 815,375 shares of common stock were excluded from the computation of diluted shares for fiscal years 2013 and 2012, respectively, as their inclusion would have been antidilutive due to the net loss attributable to Barnwell stockholders.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Year ended September 30, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(8,563,000)	8,277,160	$(1.03)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(8,563,000)	8,277,160	$(1.03)

	Year ended September 30, 2012
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(10,136,000)	8,277,160	$(1.22)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(10,136,000)	8,277,160	$(1.22)

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation benefit and related income tax effects are as follows:

	Year ended September 30,
	2013	2012

Share-based compensation benefit	$(73,000)	$(103,000)
Income tax effect	$-	$-

Share-based compensation benefit recognized in losses for the years ended September 30, 2013 and 2012 are reflected in “General and administrative” expenses in the Consolidated Statements of Operations. There was no impact on income taxes for the years ended September 30, 2013 and 2012 due to a full valuation allowance on the related deferred tax asset.

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

2008 Equity Incentive Plan: The stockholder-approved 2008 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 800,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2013, a total of 122,500 share options remain available for grant. Stock options grants include nonqualified stock options that have exercise prices equal to Barnwell’s stock price on the date of grant, vest annually over a service period of four years commencing one year from the date of grant and expire ten years from the date of grant. The options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises under both the qualified plans and non-qualified plans when the optionee requests shares.

Equity-classified Awards

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2012 through September 30, 2013 is presented below:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2012	60,000	$8.62
Granted	-
Exercised	-
Expired/Forfeited	-
Outstanding at September 30, 2013	60,000	$8.62	1.2	$-

Exercisable at September 30, 2013	60,000	$8.62	1.2	$-

Liability-classified Awards

Compensation cost for liability-classified awards is remeasured to current fair value using a closed-form valuation model based on current values at each period end with the change in fair value recognized as an expense or benefit until the award is settled.

As of September 30, 2013, there was $7,000 of total unrecognized compensation cost related to nonvested liability-classified share options. That cost is expected to be recognized in the first quarter of fiscal 2014.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

	Year ended September 30,
	2013	2012
Expected volatility range	47.6% to 64.3%	59.2% to 66.8%
Weighted-average volatility	58.0%	62.2%
Expected dividends	0.0%	0.0%
Expected term (in years)	1.2 to 6.2	2.2 to 7.2
Risk-free interest rate	0.1% to 1.7%	0.2% to 1.0%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2012 through September 30, 2013 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2012	755,375	$8.40
Granted	-
Exercised	-
Expired/Forfeited	(38,125)	$8.96
Outstanding at September 30, 2013	717,250	$8.37	4.4	$-

Exercisable at September 30, 2013	639,750	$8.86	4.2	$-

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Year ended September 30,
	2013	2012

Due to vesting	$46,000	$105,000
Due to remeasurement	(119,000)	(208,000)

Total share-based compensation benefit for liability-based awards	$(73,000)	$(103,000)

4.                                    ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $43,000 and $45,000 as of September 30, 2013 and 2012, respectively. Included in accounts receivable are contract retainage balances of $52,000 and $307,000 as of September 30, 2013 and 2012, respectively. The retainage balance as of September 30, 2013 is expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

Costs and estimated earnings (loss) on uncompleted contracts are as follows:

	September 30,
	2013	2012
Costs incurred on uncompleted contracts	$2,457,000	$2,373,000
Estimated earnings (loss)	(251,000)	(238,000)
	2,206,000	2,135,000
Less billings to date	1,629,000	2,331,000
	$577,000	$(196,000)

Costs and estimated earnings (loss) on uncompleted contracts are included in the Consolidated Balance Sheets as follows:

	September 30,
	2013	2012
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$1,011,000	$321,000

Billings in excess of costs and estimated earnings on uncompleted contracts (included in other current liabilities)	(434,000)	(517,000)
	$577,000	$(196,000)

5.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007 currently owns one luxury residence that is available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

In June 2012, Kaupulehu 2007 sold one of the luxury residences for $5,975,000. The carrying value of the home sold and costs related to the sale totaled $5,990,000, resulting in a nominal loss.

6.                                    INVESTMENTS IN REAL ESTATE

A summary of Barnwell’s investments as of September 30, 2013 and 2012 is as follows:

Investment in two residential parcels	$2,331,000
Investment in leasehold land interest – Lot 4C	50,000
Total investments in real estate	$2,381,000

Investment in two residential parcels

Kaupulehu 2007 owns two residential parcels in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka’upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

Investment in leasehold land interest – Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

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

The following table summarizes the Increment I percentage of sales payment revenues received from WB:

	Year ended September 30,
	2013	2012
Sale of interest in leasehold land:
Proceeds	$300,000	$512,000
Fees	(18,000)	(30,000)
Revenues – sale of interest in leasehold land, net	$282,000	$482,000

As of September 30, 2013, 31 of the 38 single-family lots in Phase I of Increment I have been sold by WB. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. The developer began marketing some of the 42 single-family lots in Phase II of Increment I in 2012, and as of September 30, 2013, one lot has been sold.

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

7.                                    PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

Barnwell’s property and equipment is detailed as follows:

			Accumulated
			Depletion,
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2013:
Land		$863,000	$-	$863,000
Oil and natural gas properties
(full cost accounting)		239,243,000	(202,400,000)	36,843,000
Drilling rigs and equipment	3 – 10 years	6,758,000	(5,513,000)	1,245,000
Offices	40 years	2,420,000	(324,000)	2,096,000
Other property and equipment	3 – 17 years	3,588,000	(3,329,000)	259,000
Total		$252,872,000	$(211,566,000)	$41,306,000

			Accumulated
			Depletion,
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2012:
Land		$863,000	$-	$863,000
Oil and natural gas properties (full cost accounting)		242,433,000	(198,768,000)	43,665,000
Drilling rigs and equipment	3 – 10 years	6,752,000	(5,152,000)	1,600,000
Offices	40 years	2,420,000	(264,000)	2,156,000
Other property and equipment	3 – 17 years	3,685,000	(3,345,000)	340,000
Total		$256,153,000	$(207,529,000)	$48,624,000

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2013	2012
Asset retirement obligation as of beginning of year	$5,629,000	$4,921,000
Obligations incurred on new wells drilled	61,000	68,000
Revision of estimated obligation	1,783,000	320,000
Accretion expense	499,000	363,000
Payments	(222,000)	(324,000)
Foreign currency translation adjustment	(230,000)	281,000
Asset retirement obligation as of end of year	$7,520,000	$5,629,000

Barnwell recognized an additional $1,783,000 of abandonment and reclamation capitalized costs and liabilities in fiscal 2013 for upward revisions to prior year estimates of costs as a result of the receipt of new and more specific information regarding costs to abandon wells similar to Barnwell’s.

8.                                    INCENTIVE COMPENSATION PLAN

Barnwell established an incentive compensation plan in fiscal 2002 to compensate certain Canadian oil and natural gas segment personnel. The value of the plan is directly related to our oil and natural gas segment’s net income and the value of our oil and natural gas reserves discovered for projects developed by such personnel. Barnwell recognized $30,000 and $0 of costs pursuant to this plan in fiscal 2013 and 2012, respectively. Amounts accrued under this plan totaled $404,000 and $394,000 as of September 30, 2013 and 2012, respectively, and are reported under the caption “Accrued incentive and other compensation” on the Consolidated Balance Sheets.

9.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	September 30,
	2013	2012
Canadian revolving credit facility	$12,000,000	$12,000,000
Real estate loan	4,640,000	5,164,000
	16,640,000	17,164,000
Less current portion	(5,240,000)	(5,764,000)
Total long-term debt	$11,400,000	$11,400,000

Canadian revolving credit facility

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or US$19,446,000 at the September 30, 2013 exchange rate. Unused credit available under this facility was US$7,446,000 and the interest rate on the facility was 2.68% at September 30, 2013.

The facility is available in U.S. dollars at LIBOR plus 2.50%, at the Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.6250% per annum is charged on the unused facility balance. Under the financing agreement, the facility is reviewed annually, with the next review planned for April 2014. Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank. If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter). Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2014, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2014. As such, one quarterly repayment of 5% would be due within one year of September 30, 2013 and accordingly, we have included $600,000 in the current portion of long-term debt.

Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan. The facility is guaranteed by Barnwell and is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment. No compensating bank balances are required for this facility.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. Principal and interest are paid monthly and are determined based on a loan amortization schedule. The monthly payment will change as a result of an annual change in the interest rate, the sale of the house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at September 30, 2013 was 3.53%. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio.

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at September 30, 2013 under the term loan has been classified as a current liability.

Combined Maturities

Combined maturities of borrowings are as follows based on the assumption that Kaupulehu 2007’s home is sold during fiscal 2014 and that Royal Bank of Canada does not renew our facility upon the next review in April 2014 and the facility is therefore converted to a term loan:

Fiscal year ending

2014	$5,240,000
2015	2,400,000
2016	9,000,000
Total	$16,640,000

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

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
			September 30,
	2013	2012	2013	2012	2013	2012
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$7,753,000	$7,045,000	$1,512,000	$1,310,000	$1,242,000	$1,031,000
Service cost	272,000	302,000	52,000	50,000	14,000	12,000
Interest cost	299,000	323,000	58,000	61,000	50,000	49,000
Actuarial (gain) loss	(1,289,000)	352,000	(294,000)	97,000	(233,000)	150,000
Benefits paid	(169,000)	(261,000)	(6,000)	(6,000)	-	-
Administrative expenses paid	(8,000)	(8,000)	-	-	-	-
Benefit obligation at end of year	6,858,000	7,753,000	1,322,000	1,512,000	1,073,000	1,242,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	5,388,000	4,214,000	-	-	-	-
Actual return on plan assets	300,000	773,000	-	-	-	-
Employer contributions	600,000	670,000	6,000	6,000	-	-
Benefits paid	(169,000)	(261,000)	(6,000)	(6,000)	-	-
Administrative expenses paid	(8,000)	(8,000)	-	-	-	-
Fair value of plan assets at end of year	6,111,000	5,388,000	-	-	-	-
Funded status	$(747,000)	$(2,365,000)	$(1,322,000)	$(1,512,000)	$(1,073,000)	$(1,242,000)

Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$-	$-	$(5,000)	$(5,000)	$-	$-
Noncurrent liabilities	(747,000)	(2,365,000)	(1,317,000)	(1,507,000)	(1,073,000)	(1,242,000)
Net amount	$(747,000)	$(2,365,000)	$(1,322,000)	$(1,512,000)	$(1,073,000)	$(1,242,000)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss (gain)	$1,254,000	$2,559,000	$200,000	$514,000	$(263,000)	$(30,000)
Prior service cost (credit)	88,000	93,000	(87,000)	(92,000)	12,000	148,000
Accumulated other comprehensive loss (income)	$1,342,000	$2,652,000	$113,000	$422,000	$(251,000)	$118,000

Barnwell estimates that it will make approximately $600,000 in contributions to the Pension Plan during fiscal 2014. The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2014 and expected payments under the SERP for fiscal 2014 are not significant. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit costs:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2013	2012	2013	2012	2013	2012
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	5.00%	4.00%	5.00%	4.00%	5.00%	4.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	4.00%	4.75%	4.00%	4.75%	4.00%	4.75%
Expected return on plan assets	7.00%	7.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	5.00%	4.00%	5.00%	N/A	N/A

The components of net periodic benefit cost are as follows:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2013	2012	2013	2012	2013	2012
Net periodic benefit cost for the year:
Service cost	$272,000	$302,000	$52,000	$50,000	$14,000	$12,000
Interest cost	299,000	323,000	58,000	61,000	50,000	49,000
Expected return on plan assets	(387,000)	(327,000)	-	-	-	-
Amortization of prior service cost (credit)	5,000	5,000	(5,000)	(1,000)	136,000	136,000
Amortization of net actuarial loss (gain)	103,000	112,000	20,000	17,000	-	(11,000)
Net periodic benefit cost	$292,000	$415,000	$125,000	$127,000	$200,000	$186,000

The amounts that are estimated to be amortized from accumulated other comprehensive income into net periodic benefit cost in the next fiscal year are as follows:

			Postretirement
	Pension	SERP	Medical
Prior service cost (credit)	$5,000	$(5,000)	$12,000
Net actuarial loss (gain)	37,000	4,000	(21,000)
	$42,000	$(1,000)	$(9,000)

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. The accumulated benefit obligation for the pension plan was $5,772,000 and $6,263,000 at September 30, 2013 and 2012, respectively. The accumulated benefit obligation for the SERP was $1,006,000 and $1,075,000 at September 30, 2013 and 2012, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2013 are as follows:

			Postretirement
	Pension	SERP	Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2014	$216,000	$5,000	$-
Fiscal year ending September 30, 2015	$202,000	$4,000	$-
Fiscal year ending September 30, 2016	$189,000	$3,000	$-
Fiscal year ending September 30, 2017	$260,000	$3,000	$-
Fiscal year ending September 30, 2018	$279,000	$2,000	$29,000
Fiscal years ending September 30, 2019 through 2023	$1,996,000	$382,000	$287,000

The following table provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations.

	Year ended September 30,
	2013	2012
Health care cost trend rates assumed for next year	8.0%	8.5%
Ultimate cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2020	2020

The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point (Decrease)
Effect on total service and interest cost components	$ 15,000	$ (12,000)
Effect on accumulated postretirement benefit obligations	$ 219,000	$ (175,000)

Plan Assets

Management communicates periodically with its professional investment advisors to establish investment policies, direct investments and select investment options. The overall investment objective of the Pension Plan is to attain a diversified combination of investments that provides long-term growth in the assets of the plan to fund future benefit obligations while managing risk in order to meet current benefit obligations. Generally, interest and dividends received provide cash flows to fund current benefit obligations. Longer-term obligations are generally estimated to be provided for by growth in equity securities. The Company’s investment policy permits investments in a diversified mix of U.S. and international equities, fixed income securities and cash equivalents.

Barnwell’s investments in fixed income securities include corporate bonds, U.S. treasuries, preferred securities, and fixed income exchange-traded funds. The Company’s investments in equity securities primarily include domestic and international large-cap companies, as well as, domestic and international equity securities exchange-traded funds. Plan assets include $8,000 of Barnwell’s stock at September 30, 2013.

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2013	2012
Cash and other	0% - 30%	5%	1%
Fixed income securities	20% - 60%	25%	30%
Equity securities	30% - 70%	70%	69%

Actual investment allocations may vary from our target allocations from time to time due to prevailing market conditions. We periodically review our actual investment allocations and rebalance our investments to our target allocations as dictated by current and anticipated market conditions and required cash flows.

We categorize plan assets into three levels based upon the assumptions used to price the assets. Level 1 provides the most reliable measure of fair value, whereas Level 3 requires significant management judgment in determining the fair value. Equity securities and exchange-traded funds are valued by obtaining quoted prices on recognized and highly liquid exchanges. Fixed income securities are valued based upon the closing price reported in the active market in which the security is traded. All of our plan assets are categorized as Level 1 assets, and as such, the actual market value is used to determine the fair value of assets. The following tables set forth by level, within the fair value hierarchy, pension plan assets at their fair value:

		Fair Value Measurements Using:
	Carrying	Quoted	Significant
	Amount	Prices in	Other	Significant
	as of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash	$316,000	$316,000	$-	$-
U.S. government bonds	97,000	97,000	-	-
Corporate bonds	710,000	710,000	-	-
Fixed income exchange-traded funds	458,000	458,000	-	-
Preferred securities	226,000	226,000	-	-
Equity securities exchange-traded funds	634,000	634,000	-	-
Equities	3,670,000	3,670,000	-	-

Total	$6,111,000	$6,111,000	$-	$-

		Fair Value Measurements Using:
	Carrying	Quoted	Significant
	Amount	Prices in	Other	Significant
	as of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash	$72,000	$72,000	$-	$-
U.S. government bonds	100,000	100,000	-	-
Corporate bonds	400,000	400,000	-	-
Fixed income exchange-traded funds	850,000	850,000	-	-
Preferred securities	232,000	232,000	-	-
Equity securities exchange-traded funds	283,000	283,000	-	-
Equities	3,451,000	3,451,000	-	-

Total	$5,388,000	$5,388,000	$-	$-

11.                            INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Year ended September 30,
	2013	2012
United States	$(4,832,000)	$(8,936,000)
Canada	(5,228,000)	(2,297,000)

	$(10,060,000)	$(11,233,000)

The components of the income tax (benefit) provision related to the above losses are as follows:

	Year ended September 30,
	2013	2012
Current (benefit) provision:
United States – Federal	$-	$-
United States – State	(82,000)	-
	(82,000)	-
Canadian	45,000	200,000
Total current	(37,000)	200,000

Deferred benefit:
United States	82,000	(380,000)
Canadian	(1,542,000)	(917,000)
Total deferred	(1,460,000)	(1,297,000)
	$(1,497,000)	$(1,097,000)

Barnwell’s effective consolidated income tax rate for fiscal 2013, after adjusting loss before income taxes for non-controlling interests, was 15%, as compared to 10% for fiscal 2012.

Consolidated taxes do not bear a customary relationship to pretax losses due primarily to the fact that Canadian income taxes are not sheltered by U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have any future U.S. tax benefit prior to expiration.

Included in the income tax benefit for fiscal 2012 is a $93,000 benefit from lapsing of the statute of limitations and the related accrued interest for uncertain tax positions related to Canadian income taxes. There is no such benefit included in the income tax benefit for fiscal 2013.

A reconciliation between the reported income tax benefit and the amount computed by multiplying the loss attributable to Barnwell before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2013	2012
Tax benefit computed by applying statutory rate	$(3,521,000)	$(3,932,000)
Increase in the valuation allowance	2,978,000	3,968,000
Additional effect of the foreign tax provision on the total tax provision	(1,018,000)	(606,000)
Expiration of foreign tax credit carryforward	249,000	-
State income tax benefit	(365,000)	(389,000)
Other	180,000	(138,000)
	$(1,497,000)	$(1,097,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2013	2012
Deferred income tax assets:
U.S. tax effect of deferred Canadian taxes	$526,000	$1,082,000
Foreign tax credit carryover	1,715,000	1,955,000
Alternative minimum tax credit carryover	460,000	460,000
U.S. federal net operating loss carryover	4,903,000	2,613,000
Tax basis of investment in land and residential real estate in excess of book basis	1,756,000	1,661,000
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	5,196,000	4,480,000
Liabilities accrued for books but not for tax under U.S. tax law	4,338,000	4,192,000
Liabilities accrued for books but not for tax under Canadian tax law	2,409,000	1,732,000
Other	2,085,000	1,869,000
Total gross deferred tax assets	23,388,000	20,044,000
Less valuation allowance	(20,979,000)	(18,233,000)
Net deferred income tax assets	2,409,000	1,811,000

Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(3,957,000)	(4,913,000)
Other	(95,000)	(92,000)
Total deferred income tax liabilities	(4,052,000)	(5,005,000)

Net deferred income tax liability	$(1,643,000)	$(3,194,000)

Net deferred income tax liability is included in the Consolidated Balance Sheets as follows:

	September 30,
	2013	2012
Current deferred income tax asset (included in other current assets)	$247,000	$113,000
Deferred income tax liability	(1,890,000)	(3,307,000)

Net deferred income tax liability	$(1,643,000)	$(3,194,000)

The total valuation allowance increased $2,746,000 for the year ended September 30, 2013. The increase was due primarily to a U.S. federal net operating loss and asset impairments for books but not tax. Of the total increase in the valuation allowance for fiscal 2013, $2,978,000 was recognized as income tax expense and $232,000 was credited to accumulated other comprehensive income.

Net deferred tax assets at September 30, 2013 of $2,409,000 consists of Canadian deferred tax assets related to liabilities accrued for book purposes but not for tax purposes that are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings.

At September 30, 2013, Barnwell had foreign tax credit carryovers, alternative minimum tax credit carryovers, and U.S. federal net operating loss carryovers totaling $1,715,000, $460,000 and $14,420,000, respectively. All three items were fully offset by valuation allowances at September 30, 2013. The net operating loss carryovers expire in fiscal years 2031-2033, and the foreign tax credit carryovers expire in fiscal years 2017-2023.

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

The Canada Revenue Agency is currently examining the Company’s Canadian federal income tax returns for fiscal 2010 and 2011.

Below are the changes in unrecognized tax benefits.

	Year ended September 30,
	2013	2012
Balance at beginning of year	$722,000	$761,000
Accrued interest related to tax positions taken	14,000	(19,000)
Lapse of statute	-	(61,000)
Translation adjustments	(32,000)	41,000
Balance at end of year	$704,000	$722,000

The total amount of unrecognized tax benefits at September 30, 2013 that, if recognized, would impact the effective tax rate was $704,000. Included in the liability for unrecognized tax benefits at September 30, 2013 and 2012, is accrued interest of $86,000 and $75,000, respectively.

Uncertain tax positions consist of Canadian federal and provincial audit issues that involve transfer pricing adjustments. Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease within the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of September 30, 2013.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2013:

Jurisdiction	Fiscal Years Open
U.S. federal	2010 – 2012
Various U.S. states	2010 – 2012
Canada federal	2005 – 2012
Various Canadian provinces	2005 – 2012

12.                            REDUCTION OF CARRYING VALUE OF ASSETS

During fiscal years 2013 and 2012, Barnwell reduced the carrying value of certain assets. A breakdown of the reduction of the carrying value of assets as reported in the Consolidated Statements of Operations is as follows:

	Year ended September 30,
	2013	2012
Oil and natural gas properties	$4,506,000	$2,551,000
Real estate held for sale	-	1,854,000
Investment in joint ventures	-	1,754,000
Lot acquisition rights – Mauka Lands	-	488,000
Total reduction of carrying value of assets	$4,506,000	$6,647,000

Oil and Natural Gas Properties

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at March 31, 2013, December 31, 2012 and September 30, 2012. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $4,506,000 and $2,551,000 during the years ended September 30, 2013 and 2012, respectively.

Real Estate Held for Sale

In fiscal 2012, Kaupulehu 2007 entered into a contract to sell one of the luxury residences at a price below carrying value. Accordingly, Barnwell recorded a $1,854,000 reduction in the carrying value of real estate held for sale in fiscal 2012 to reflect this decline in the estimated market value. No reduction in the carrying value was necessary during the year ended September 30, 2013.

Investment in Joint Ventures

Due to uncertainty regarding the financial condition of Hualalai Investors JV, LLC and Hualalai Investors II, LLC, owners of Hualalai Resort, in which the Company owns 1.5% passive minority interests, and the duration of current economic conditions and the corresponding impact of such conditions on the Company’s ability to recover its investment within the Company’s currently estimated holding period, the Company wrote off its remaining $1,754,000 investment in joint ventures in fiscal 2012 as management concluded that there was an other-than-temporary impairment of these investments.

Lot Acquisition Rights

Barnwell, through wholly-owned Kaupulehu Mauka Investors, LLC, owns acquisition rights as to 14 lots within agricultural-zoned leasehold land in the upland area of Kaupulehu (“Mauka Lands”) situated between the Queen Kaahumanu Highway and the Mamalahoa Highway at Kaupulehu, on the island of Hawaii. Due to heightened uncertainty regarding the likelihood of development of the Mauka Lands, and accordingly, the corresponding impact of such conditions on the Company’s ability to recover its investment in lot acquisition rights, the Company wrote off its remaining $488,000 investment in lot acquisition rights in fiscal 2012.

13.                            SEGMENT AND GEOGRAPHIC INFORMATION

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

	Year ended September 30,
	2013	2012
Revenues:
Oil and natural gas	$21,376,000	$24,610,000
Land investment	282,000	482,000
Contract drilling	2,338,000	2,340,000
Residential real estate	-	5,975,000
Other	567,000	633,000

Total before interest income	24,563,000	34,040,000
Interest income	45,000	22,000

Total revenues	$24,608,000	$34,062,000

Depletion, depreciation, and amortization:
Oil and natural gas	$8,034,000	$10,367,000
Contract drilling	394,000	509,000
Other	114,000	114,000

Total depletion, depreciation, and amortization	$8,542,000	$10,990,000

Reduction of carrying value of assets:
Oil and natural gas	$4,506,000	$2,551,000
Land investment	-	488,000
Residential real estate	-	1,854,000
Other	-	1,754,000

Total reduction of carrying value of assets	$4,506,000	$6,647,000

Operating (loss) profit
(before general and administrative expenses):
Oil and natural gas	$(1,156,000)	$1,247,000
Land investment	282,000	(6,000)
Contract drilling	(295,000)	(1,160,000)
Residential real estate	-	(1,869,000)
Other	453,000	(1,235,000)

Total operating loss	(716,000)	(3,023,000)

General and administrative expenses	(8,911,000)	(8,268,000)
Interest expense	(587,000)	(790,000)
Interest income	45,000	22,000

Loss before income taxes	$(10,169,000)	$(12,059,000)

Capital Expenditures:

	Year ended September 30,
	2013	2012
Oil and natural gas	$7,506,000	$4,915,000
Contract drilling	17,000	72,000
Other	2,000	35,000

Total	$7,525,000	$5,022,000

Assets By Segment:

	September 30,
	2013	2012
Oil and natural gas (1)	$40,559,000	$46,946,000
Land investment (2)	2,381,000	2,381,000
Contract drilling (2)	2,905,000	2,963,000
Residential real estate (2)	5,448,000	5,309,000
Other:
Cash and cash equivalents	7,828,000	8,845,000
Corporate and other	3,593,000	3,446,000

Total	$62,714,000	$69,890,000

(1)          Primarily located in the province of Alberta, Canada.

(2)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2013	2012
United States	$6,699,000	$7,161,000
Canada	36,988,000	43,844,000

Total	$43,687,000	$51,005,000

Revenue By Geographic Area:

	Year ended September 30,
	2013	2012
United States	$2,643,000	$8,892,000
Canada	21,920,000	25,148,000

Total (excluding interest income)	$24,563,000	$34,040,000

14.                            ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income, net of taxes, are as follows:

	September 30,
	2013	2012
Foreign currency translation	$3,701,000	$5,020,000
Retirement plans liability	(710,000)	(2,698,000)

Accumulated other comprehensive income	$2,991,000	$2,322,000

15.                            FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain of our assets and liabilities are reported at fair value in the accompanying balance sheets on a nonrecurring basis; that is, the assets and liabilities are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances. The following table provides carrying value and fair value measurement information for nonrecurring fair value measurements recorded during the year ended September 30, 2012 (there were no nonrecurring fair value measurements recorded during the year ended September 30, 2013):

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

The fair value of real estate held for sale was based on the sales price of the residence sold during the year ended September 30, 2012, which is similar and located adjacent to the remaining home. This fair value measurement has been classified as a Level 2 valuation.

Due to uncertainty regarding the financial condition of the joint venture entities in which the Company has passive interests and the duration of current economic conditions and the corresponding impact of such conditions on the Company’s ability to recover its investment within the Company’s currently estimated holding period, the Company wrote off its remaining $1,754,000 investment in joint ventures in fiscal 2012 as management concluded that there was an other-than-temporary impairment of these investments.

Due to heightened uncertainty regarding the likelihood of development of the Mauka Lands, and accordingly, the corresponding impact of such conditions on the Company’s ability to recover its investment in lot acquisition rights, the Company wrote off its remaining $488,000 investment in lot acquisition rights in fiscal 2012.

As further described in Note 7, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Barnwell estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. These assumptions represent Level 3 inputs. Asset retirement obligations are not subsequently measured at fair value; however revisions are recorded when information underlying the assumptions used to estimate the existing asset retirement obligation change.

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

16.                            COMMITMENTS AND CONTINGENCIES

Lease Commitments

Barnwell has several non-cancelable operating leases for office space and leasehold land. Rental expense was $521,000 and $476,000 for the years ended September 30, 2013 and 2012, respectively. Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows:

Fiscal year ending
2014	$494,000
2015	185,000
2016	185,000
2017	161,000
2018	46,000
Thereafter through 2026	169,000

Total	$1,240,000

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

Environmental Matters

As of September 30, 2013, environmental remediation costs of $783,000, which have not been discounted, were accrued in “Accrued operating and other expenses” on the Consolidated Balance Sheets. The amount accrued is the estimated liability for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties. Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites in excess of the $783,000 accrued, and sites identified in the future, if any, could be incurred. No accrual for environmental remediation costs was necessary at September 30, 2012.

Legal and Regulatory Matters

Barnwell is occasionally involved in routine litigation and is subject to governmental and regulatory controls that are incidental to the ordinary course of business. Barnwell’s management believes that all claims and litigation involving Barnwell are not likely to have a material adverse effect on its results of operations, financial position or liquidity.

Other Matters

Barnwell is obligated to pay Nearco, Inc. 4.2% of Kaupulehu Developments’ gross receipts from real estate transactions. The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.

In conjunction with the closing of the Increment II transaction in fiscal 2006, Kaupulehu Developments entered into an agreement to pay its external real estate legal counsel 1.5% of all Increment II percentage of sales payments received by Kaupulehu Developments for services provided by its external real estate legal counsel in the negotiation and closing of the Increment II transaction. No amounts were paid pursuant to this arrangement in fiscal years 2013 or 2012.

17.                            CONCENTRATIONS OF CREDIT RISK

Our oil and natural gas segment’s primary concentration of credit risk is associated with two customers that individually accounted for more than 10% of total oil and natural gas segment accounts receivable: Shell Trading Canada and Keyera Partnership. At September 30, 2013, these customers accounted for 53% and 16%, respectively, or in aggregate $1,009,000, of our oil and natural gas accounts receivables.

Management does not believe significant credit risk related to these trade receivables exists at September 30, 2013 based on prior historical experience.

18.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2013	2012
Increase (decrease) from changes in:
Receivables	$180,000	$2,409,000
Other current assets	(1,218,000)	46,000
Accounts payable	1,863,000	(214,000)
Accrued compensation	155,000	(739,000)
Other current liabilities	(499,000)	(357,000)

Increase from changes in current assets and liabilities	$481,000	$1,145,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$564,000	$743,000
Income taxes	$438,000	$457,000

Capital expenditure accruals related to oil and natural gas exploration and development increased $1,559,000 and decreased $2,245,000 during the years ended September 30, 2013 and 2012, respectively. Additionally, during the years ended September 30, 2013 and 2012, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $1,844,000 and $388,000, respectively.

19.                            SUBSEQUENT EVENTS

In November 2013, Kaupulehu Developments received a percentage of sales payment totaling $140,000 from the sale of one lot within Phase I of Increment I. Financial results from the receipt of this payment will be reflected in Barnwell’s quarter ending December 31, 2013.

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired 19.6% interests in WB Kukio Resorts, LLC, WB Maniniowali, LLC, and WB Kaupulehu, LLC for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali, and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the Big Island of Hawaii. WB Kaupulehu, LLC, which is comprised of WB and WBKD, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. The limited liability limited partnership agreements provide for a priority return of Barnwell’s investment prior to profit distributions.

Barnwell, through affiliated entities, borrowed approximately $4,140,000 under a new bank loan to partially fund the acquisition, and Barnwell expects that it will pay approximately $1,000,000 in the forthcoming months to fund the remainder of the acquisition. The bank loan matures in November 2015, with an option to extend one year, and accrues interest for the first year at the Federal Home Loan

Bank’s fixed rate plus 4.00% and resets annually thereafter. Principal payments are due on the receipt of percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, upon the sale of Barnwell’s real estate held for sale and two residential parcels, and on receipt of cash distributions from the entities noted above. Barnwell is a guarantor of the loan.

As a result of this transaction, whereas Barnwell was not affiliated with the aforementioned entities prior to this transaction, henceforth Barnwell will have an ownership interest and affiliation with these entities. This transaction will be reflected in Barnwell’s quarter ending December 31, 2013.

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

	OIL & NGL	GAS	Total
	(Bbls)	(Mcf)	(Boe)
Proved reserves:
Balance at September 30, 2011	1,184,000	14,943,000	3,760,000

Revisions of previous estimates	97,000	(1,121,000)	(96,000)
Extensions, discoveries and other additions	56,000	40,000	63,000
Less production	(259,000)	(2,753,000)	(734,000)
Balance at September 30, 2012	1,078,000	11,109,000	2,993,000

Revisions of previous estimates	46,000	1,137,000	242,000
Extensions, discoveries and other additions	28,000	17,000	31,000
Less production	(229,000)	(2,018,000)	(577,000)
Balance at September 30, 2013	923,000	10,245,000	2,689,000

(B)                            Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, which were being depleted in all years, are summarized as follows:

	September 30,
	2013	2012
Proved properties	$237,977,000	$238,788,000
Unproved properties	1,266,000	3,645,000
Total capitalized costs	239,243,000	242,433,000
Accumulated depletion and depreciation	202,400,000	198,768,000
Net capitalized costs	$36,843,000	$43,665,000

(C)                           Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2013	2012
Acquisition of properties:
Unproved	$250,000	$496,000
Proved	-	-

Exploration costs	1,485,000	1,778,000

Development costs	5,771,000	2,641,000

Total	$7,506,000	$4,915,000

Development costs incurred in the table above include additions and revisions to Barnwell’s asset retirement obligation of $1,844,000 and $388,000 for the years ended September 30, 2013 and 2012, respectively.

(D)                          Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30,
	2013	2012
Net revenues	$21,376,000	$24,610,000
Production costs	9,992,000	10,445,000
Depletion	8,034,000	10,367,000
Reduction of carrying value of oil and natural gas properties	4,506,000	2,551,000
Pre-tax results of operations*	(1,156,000)	1,247,000
Estimated income tax benefit (expense)	335,000	(387,000)
Results of operations*	$(821,000)	$860,000

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

The estimated future cash flows at September 30, 2013 and 2012 were based on weighted average sales prices, based upon the average of the price in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2013 and 2012 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	September 30,
	2013	2012
Future cash inflows	$99,867,000	$109,253,000
Future production costs	(48,186,000)	(51,603,000)
Future development costs	(1,472,000)	(2,044,000)
Future income tax expenses	(7,800,000)	(8,260,000)
Future net cash flows	42,409,000	47,346,000
10% annual discount for timing of cash flows	(10,475,000)	(12,056,000)
Standardized measure of discounted future net cash flows	$31,934,000	$35,290,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2013	2012
Beginning of year	$35,290,000	$48,559,000
Sales of oil and natural gas produced, net of production costs	(11,384,000)	(14,165,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	4,275,000	(17,851,000)
Extensions and discoveries	831,000	2,312,000
Revisions of previous quantity estimates	857,000	4,084,000
Net change in income taxes	(433,000)	5,171,000
Accretion of discount	3,376,000	5,129,000
Other - changes in the timing of future production and other	495,000	(307,000)
Other - net change in Canadian dollar translation rate	(1,373,000)	2,358,000
Net change	(3,356,000)	(13,269,000)
End of year	$31,934,000	$35,290,000

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

As of September 30, 2013, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2013 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

None.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2013, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer. This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2013, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2013, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under all of Barnwell’s existing equity compensation plans as of September 30, 2013:

	(a)	(b)	(c)
	Number of	Weighted-	Number of securities
	securities	average	remaining available
	to be issued	price of	for future issuance
	upon exercise	outstanding	under equity
	of outstanding	options,	compensation plans
	options, warrants	warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	777,250	$8.39	122,500
Equity compensation plans not approved by security holders	-	-	-
Total	777,250	$8.39	122,500

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2013, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2013, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2013 and 2012

Consolidated Statements of Operations – for the years ended September 30, 2013 and 2012

Consolidated Statements of Comprehensive Loss – for the years ended September 30, 2013 and 2012

Consolidated Statements of Cash Flows – for the years ended September 30, 2013 and 2012

Consolidated Statements of Equity – for the years ended September 30, 2013 and 2012

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended

3.2	Amended and Restated By-Laws(1)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share(2)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989)(3)

10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments(4)

10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments(4)

10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC(5)

10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004(6)

10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC(7)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)       Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2013.

(2)       Incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 and as amended February 15, 1957 and February 19, 1957.

(3)       Incorporated by reference to Form 10-K for the year ended September 30, 1989.

(4)       Incorporated by reference to Form 10-K for the year ended September 30, 1992.

(5)       Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.1 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.

(6)              Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.2 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.

(7)              Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.

(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Date:	December 16, 2013

SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton H. Kinzler	/s/ Russell M. Gifford
Morton H. Kinzler Chief Executive Officer and Chairman of the Board Date: December 16, 2013	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director Date: December 16, 2013

/s/ Alexander C. Kinzler	/s/ Martin Anderson
Alexander C. Kinzler President, Chief Operating Officer, General Counsel and Director Date: December 16, 2013	Martin Anderson, Director Date: December 16, 2013

/s/ James S. Barnwell	/s/ Murray C. Gardner
James S. Barnwell, Director Date: December 16, 2013	Murray C. Gardner, Director Date: December 16, 2013

/s/ Ahron H. Haspel	/s/ Robert J. Inglima, Jr.
Ahron H. Haspel, Director Date: December 16, 2013	Robert J. Inglima, Jr., Director Date: December 16, 2013

/s/ Diane G. Kranz	/s/ Kevin K. Takata
Diane G. Kranz, Director Date: December 16, 2013	Kevin K. Takata, Director Date: December 16, 2013

INDEX TO EXHIBITS

Exhibit Number		Description

3.1		Certificate of Incorporation, as amended

3.2		Amended and Restated By-Laws(1)

4.0		Form of the Registrant’s certificate of common stock, par value $.50 per share(2)

10.1		The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989)(3)

10.2		Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments(4)

10.3		KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments(4)

10.4		Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC(5)

10.5		Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004(6)

10.6		Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC(7)

21		List of Subsidiaries

23.1		Consent of KPMG LLP

23.2		Consent of InSite Petroleum Consultants Ltd.

31.1		Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101	.INS	XBRL Instance Document

101	.SCH	XBRL Taxonomy Extension Schema Document

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)       Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2013.

(2)       Incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 and as amended February 15, 1957 and February 19, 1957.

(3)       Incorporated by reference to Form 10-K for the year ended September 30, 1989.

(4)       Incorporated by reference to Form 10-K for the year ended September 30, 1992.

(5)       Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.1 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.

(6)              Incorporated by reference to the Registrant’s Form 8-K filed on February 13, 2004 and previously listed as Exhibit 2.2 in Barnwell’s Form 10-QSB for the quarterly period ended March 31, 2004.

(7)              Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2009.