Form 10-Q
period 2013-12-31
BARNWELL INDUSTRIES INC
filed 2014-02-14
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

or

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

As of February 12, 2014 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                     FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,269,000	$7,828,000
Restricted cash	225,000	-
Accounts receivable, net of allowance for doubtful accounts of:
$35,000 at December 31, 2013; $43,000 at September 30, 2013	3,497,000	3,287,000
Prepaid expenses	333,000	230,000
Real estate held for sale	5,448,000	5,448,000
Other current assets	2,324,000	2,234,000

Total current assets	17,096,000	19,027,000

Restricted cash, net of current portion	1,775,000	-
Investments	7,374,000	2,381,000

Property and equipment	246,641,000	252,872,000
Accumulated depletion, depreciation, and amortization	(206,957,000)	(211,566,000)
Property and equipment, net	39,684,000	41,306,000

Total assets	$65,929,000	$62,714,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,429,000	$4,415,000
Accrued capital expenditures	1,866,000	1,846,000
Accrued incentive and other compensation	1,365,000	1,652,000
Accrued operating and other expenses	3,199,000	2,670,000
Payable to affiliate	1,000,000	-
Current portion of long-term debt	7,106,000	5,240,000
Other current liabilities	1,206,000	624,000

Total current liabilities	19,171,000	16,447,000

Long-term debt	13,586,000	11,400,000

Liability for retirement benefits	3,218,000	3,137,000

Asset retirement obligation	7,444,000	7,520,000

Deferred income taxes	1,896,000	1,890,000

Total liabilities	45,315,000	40,394,000

Commitments and contingencies (Note 12)

Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at December 31, 2013 and September 30, 2013	4,223,000	4,223,000
Additional paid-in capital	1,291,000	1,289,000
Retained earnings	14,543,000	15,532,000
Accumulated other comprehensive income, net	2,219,000	2,991,000
Treasury stock, at cost:
167,900 shares at December 31, 2013 and September 30, 2013	(2,286,000)	(2,286,000)

Total stockholders’ equity	19,990,000	21,749,000
Non-controlling interests	624,000	571,000

Total equity	20,614,000	22,320,000

Total liabilities and equity	$65,929,000	$62,714,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2013	2012
Revenues:
Oil and natural gas	$5,327,000	$5,640,000
Contract drilling	1,609,000	717,000
Sale of interest in leasehold land, net	120,000	-
Gas processing and other	145,000	194,000

	7,201,000	6,551,000
Costs and expenses:
Oil and natural gas operating	2,621,000	1,993,000
Contract drilling operating	1,312,000	608,000
General and administrative	1,856,000	2,142,000
Depletion, depreciation, and amortization	2,164,000	2,679,000
Reduction of carrying value of assets	-	2,327,000
Interest expense	163,000	152,000

	8,116,000	9,901,000

Loss before equity in loss of affiliates and income taxes	(915,000)	(3,350,000)

Equity in loss of affiliates	(147,000)	-

Loss before income taxes	(1,062,000)	(3,350,000)

Income tax benefit	(62,000)	(564,000)

Net loss	(1,000,000)	(2,786,000)

Less: Net loss attributable to non-controlling interests	(11,000)	(40,000)

Net loss attributable to Barnwell Industries, Inc.	$(989,000)	$(2,746,000)

Basic net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.12)	$(0.33)

Diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.12)	$(0.33)

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160
Diluted	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	December 31,
	2013	2012

Net loss	$(1,000,000)	$(2,786,000)

Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $0	(780,000)	(370,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	8,000	65,000

Total other comprehensive loss	(772,000)	(305,000)

Total comprehensive loss	(1,772,000)	(3,091,000)

Less: Comprehensive loss attributable to non-controlling interests	(11,000)	(40,000)

Comprehensive loss attributable to Barnwell Industries, Inc.	$(1,761,000)	$(3,051,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,000,000)	$(2,786,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of affiliates	147,000	-
Depletion, depreciation, and amortization	2,164,000	2,679,000
Reduction of carrying value of assets	-	2,327,000
Retirement benefits expense	91,000	154,000
Accretion of asset retirement obligation	126,000	96,000
Deferred income tax benefit	67,000	(1,122,000)
Asset retirement obligation payments	(10,000)	(17,000)
Share-based compensation benefit	(175,000)	(32,000)
Retirement plan contributions	(1,000)	(251,000)
Sale of interest in leasehold land, net	(120,000)	-
Real estate held for sale	-	(122,000)
(Decrease) increase from changes in current assets and liabilities	(290,000)	817,000

Net cash provided by operating activities	999,000	1,743,000

Cash flows from investing activities:
Payment to acquire interest in affiliates	(4,140,000)	-
Proceeds from sale of interest in leasehold land, net of fees paid	120,000	-
Proceeds from gas over bitumen royalty adjustments	5,000	8,000
Capital expenditures - oil and natural gas	(1,617,000)	(973,000)
Capital expenditures - all other	-	(2,000)

Net cash used in investing activities	(5,632,000)	(967,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	4,186,000	502,000
Repayments of long-term debt	(134,000)	(129,000)
Increase in restricted cash	(2,000,000)	-
Contributions from non-controlling interests	64,000	55,000

Net cash provided by financing activities	2,116,000	428,000

Effect of exchange rate changes on cash and cash equivalents	(42,000)	(22,000)

Net (decrease) increase in cash and cash equivalents	(2,559,000)	1,182,000
Cash and cash equivalents at beginning of period	7,828,000	8,845,000

Cash and cash equivalents at end of period	$5,269,000	$10,027,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended December 31, 2013 and 2012

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at September 30, 2012	8,277,160	$4,223,000	$1,289,000	$24,095,000	$2,322,000	$(2,286,000)	$482,000	$30,125,000
Contributions from non-controlling interests							55,000	55,000
Net loss				(2,746,000)			(40,000)	(2,786,000)
Foreign currency translation adjustments, net of taxes of $0					(370,000)			(370,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					65,000			65,000
Balance at December 31, 2012	8,277,160	$4,223,000	$1,289,000	$21,349,000	$2,017,000	$(2,286,000)	$497,000	$27,089,000

Balance at September 30, 2013	8,277,160	$4,223,000	$1,289,000	$15,532,000	$2,991,000	$(2,286,000)	$571,000	$22,320,000
Contributions from non-controlling interests							64,000	64,000
Net loss				(989,000)			(11,000)	(1,000,000)
Share-based compensation			2,000					2,000
Foreign currency translation adjustments, net of taxes of $0					(780,000)			(780,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					8,000			8,000
Balance at December 31, 2013	8,277,160	$4,223,000	$1,291,000	$14,543,000	$2,219,000	$(2,286,000)	$624,000	$20,614,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us,” or the “Company”), including a 77.6%-owned land investment general partnership (Kaupulehu Developments), a 75%-owned land investment partnership (KD Kona 2013 LLLP) and two 80%-owned joint ventures (Kaupulehu 2007, LLLP and Kaupulehu Investors, LLC). All significant intercompany accounts and transactions have been eliminated.

Barnwell’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities (“VIE”) in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method.

Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2013 Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of September 30, 2013 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2013, results of operations, comprehensive loss, cash flows and equity for the three months ended December 31, 2013 and 2012, have been made. The results of operations for the period ended December 31, 2013 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

Significant Accounting Policies

Other than as set forth below, there have been no changes to Barnwell’s significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s most recently filed Annual Report on Form 10-K.

Restricted Cash

Restricted cash consists of deposits for interest reserve and collateral for our land investment loan.

Equity Method Investments

Affiliated companies, which are limited partnerships or similar entities, in which Barnwell holds more than a 3 to 5% ownership interest, are accounted for as equity method investments. Equity method investment adjustments include Barnwell’s proportionate share of investee income or loss, adjustments to recognize certain differences between Barnwell’s carrying value and Barnwell’s equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method. Gain or losses are realized when such investments are sold.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of the impairment losses, if any. When an impairment test demonstrates that the fair value of an investment is less than its carrying value, management will determine whether the impairment is either temporary or other-than-temporary. Examples of factors which may be indicative of an other-than-temporary impairment include (i) the length of time and extent to which fair value has been less than carrying value, (ii) the financial condition and near-term prospects of the investee, and (iii) the intent and ability to retain the investment in the investee for a period of time sufficient to allow for any anticipated recovery in fair value. If the decline in fair value is determined by management to be other-than-temporary, the carrying value of the investment is written down to its estimated fair value as of the balance sheet date of the reporting period in which the assessment is made.

Variable Interest Entities

The consolidation of VIEs is required when an enterprise has a controlling financial interest and is therefore the VIE’s primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE and, if so, whether the Company is primary beneficiary, may require significant judgment.

Barnwell analyzes its unconsolidated affiliates in which it has an investment to determine whether the unconsolidated entities are VIEs and, if so, whether the Company is the primary beneficiary. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. At December 31, 2013, our unconsolidated affiliates that have been determined to be VIEs are accounted under the equity method because we do not have a controlling financial interest and are therefore not the VIE’s primary beneficiary (see Note 5).

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted the provisions of this ASU effective October 1, 2013. The adoption of this ASU impacted the presentation of Barnwell’s accumulated other comprehensive income footnote disclosures.

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

Potentially dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Options to purchase 837,250 and 807,250 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2013 and 2012, respectively, as their inclusion would have been antidilutive due to the net loss attributable to Barnwell stockholders.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended December 31, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(989,000)	8,277,160	$(0.12)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(989,000)	8,277,160	$(0.12)

	Three months ended December 31, 2012
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(2,746,000)	8,277,160	$(0.33)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(2,746,000)	8,277,160	$(0.33)

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation benefit and related income tax effects are as follows:

	Three months ended
	December 31,
	2013	2012

Share-based compensation benefit	$(175,000)	$(32,000)

Income tax effect	$-	$-

Share-based compensation benefit recognized in loss for the three months ended December 31, 2013 and 2012 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations. There was no impact on income taxes for the three months ended December 31, 2013 and 2012 due to a full valuation allowance on the related deferred tax asset.

As of December 31, 2013, there was $119,000 of total unrecognized compensation cost related to nonvested share options. That cost is expected to be recognized over 3.9 years. The weighted-average grant date fair value of employee options granted during the three months ended December 31, 2013 was $2.04 (no options were granted during the three months ended December 31, 2012).

Equity-classified Awards

In December 2013, Barnwell granted non-qualified options with an exercise price equal to the closing market price of Barnwell’s stock on the date of grant, that vest annually over four years of continuous service, and that expire ten years from the date of grant.

The following assumptions were used in estimating fair value for equity-classified share options granted in the three months ended December 31, 2013:

Expected volatility	55.6%
Expected dividends	0.0%
Expected term (in years)	10
Risk-free interest rate	3.0%
Expected forfeitures	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2013 through December 31, 2013 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2013	60,000	$8.62
Granted	30,000	3.01
Exercised	-
Expired/Forfeited	-
Outstanding at December 31, 2013	90,000	$6.75	3.9	$-

Exercisable at December 31, 2013	60,000	$8.62	0.9	$-

Total share-based compensation expense for equity-classified awards vested in the three months ended December 31, 2013 and 2012 was $2,000 and $0, respectively.

Liability-classified Awards

In December 2013, Barnwell granted non-qualified options with an exercise price equal to the closing market price of Barnwell’s stock on the date of grant, that vest annually over four years of continuous service, and that expire ten years from the date of grant. The non-qualified options have stock appreciation rights features that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

	Three months ended December 31,
	2013	2012

Expected volatility range	49.4% to 62.6%	32.6% to 66.1%
Weighted-average volatility	56.5%	59.0%
Expected dividends	0.0%	0.0%
Expected term (in years)	0.9 to 10.0	0.2 to 7.0
Risk-free interest rate	0.1% to 3.0%	0.1% to 1.2%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2013 through December 31, 2013 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2013	717,250	$8.37
Granted	30,000	3.01
Exercised	-
Expired/Forfeited	-
Outstanding at December 31, 2013	747,250	$8.15	4.4	$-

Exercisable at December 31, 2013	639,750	$8.86	3.9	$-

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Three months ended December 31,
	2013	2012

Due to vesting	$7,000	$18,000
Due to remeasurement	(184,000)	(50,000)

Total share-based compensation benefit for liability-based awards	$(177,000)	$(32,000)

4.            REAL ESTATE HELD FOR SALE

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) currently owns one luxury residence that is available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

5.                                    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	December 31,	September 30,
	2013	2013
Investment in two residential parcels	$2,331,000	$2,331,000
Investment in land development partnerships	4,993,000	-
Investment in leasehold land interest – Lot 4C	50,000	50,000

Total investments	$7,374,000	$2,381,000

Investment in two residential parcels

Kaupulehu 2007 owns two residential parcels in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

Investment in land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% ownership interest in each WB Kukio Resorts, LLC, WB Maniniowali, LLC, and WB Kaupulehu, LLC for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali, and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii. WB Kaupulehu, LLC, which is comprised of WB KD Acquisition, LLC (“WB”) and WB KD Acquisition II, LLC (“WBKD”), is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting.

The limited liability limited partnership agreements provide for a priority return of Barnwell’s investment prior to profit distributions. Net profits, losses and cash flows of the partnerships are allocated to Barnwell and the other partners at varying percentages based on whether the initial and any additional capital contributions have been repaid to the investors. For the period from the acquisition date, November 27, 2013, to December 31, 2013, Barnwell was allocated partnership losses of $147,000.

Barnwell, through affiliated entities, borrowed approximately $4,140,000 on the acquisition date under a new bank loan to partially fund the acquisition. In January 2014, Barnwell paid an additional $1,000,000, of which approximately $814,000 was borrowed under the new bank loan, to fund the remainder of the acquisition price. This amount is accrued under the caption “Payable to affiliate” in the Condensed Consolidated Balance Sheets at December 31, 2013.

The initial accounting for the acquisition by the general partner of the investees is incomplete as the general partner is currently in the process of performing an acquisition date audit. As such, we are unable to determine the amount, if any, of the basis difference between the underlying equity in net assets of the investee land development partnerships and the carrying value of Barnwell’s investment as a limited partner.

Barnwell, as well as WB and certain other owners of the partnership, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at December 31, 2013 totaled approximately $4,700,000 and relate to certain construction contracts of WB. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, WB and certain other owners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of December 31, 2013, Barnwell’s maximum loss exposure as a result of its investment in the land development partnerships was $9,693,000, consisting of the carrying value of the investment of $4,993,000 and $4,700,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the land development partnerships is as follows for the period of November 27, 2013 to December 31, 2013:

Revenue	$269,000
Gross profit	$211,000
Loss from operations	$(386,000)
Net loss	$(381,000)

Percentage of sales payments

Kaupulehu Developments has the right to receive payments resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area in two increments (“Increment I” and “Increment II”).

The following table summarizes the Increment I percentage of sales payment revenues received during the three months ended December 31, 2013 (no amounts were received during the three months ended December 31, 2012). This sale occurred prior to our purchase of an ownership interest in the land development partnerships:

Sale of interest in leasehold land:
Proceeds	$140,000
Fees	(20,000)
Revenues – sale of interest in leasehold land, net	$120,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

6.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	December 31,	September 30,
	2013	2013

Canadian revolving credit facility	$12,000,000	$12,000,000
Real estate loan	4,506,000	4,640,000
Land investment loan	4,186,000	-

	20,692,000	16,640,000
Less: current portion	(7,106,000)	(5,240,000)

Total long-term debt	$13,586,000	$11,400,000

Canadian revolving credit facility

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or US$18,804,000 at the December 31, 2013 exchange rate. Unused credit available under this facility was US$6,804,000 and the interest rate on the facility was 2.66% at December 31, 2013.

Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2014. Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank. If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter). Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2014, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2014. As such, two quarterly repayments of 5% each would be due within one year of December 31, 2013 and accordingly, we have included $1,200,000, representing 10% of the outstanding loan balance at December 31, 2013, in the current portion of long-term debt.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. Principal and interest are paid monthly and are determined based on a loan amortization schedule. The monthly payment will change as a result of an annual change in the interest rate, the sale of the house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at December 31, 2013 was 3.53%. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

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

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at December 31, 2013 under the term loan has been classified as a current liability.

Land investment loan

On November 27, 2013, Barnwell, through affiliated entities, entered into a non-revolving loan with a Hawaii bank for $5,000,000 and borrowed approximately $4,186,000 on the loan to partially fund the acquisition of interests in the land development partnerships and certain acquisition costs. In January 2014, an additional $814,000 was borrowed on the loan to partially fund the remainder of the acquisition price, bringing the total borrowings under the land investment loan to the facility maximum of $5,000,000.

The bank loan matures in December 2015, with an option to extend one year, and accrues interest for the first year at 4.5% and resets annually thereafter to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or to the lender’s base rate plus 0.50%. The interest rate at December 31, 2013 was 4.50%. Principal payments are due on the receipt of percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, upon the sale of Kaupulehu 2007’s residential parcels and on receipt of cash distributions from the land development partnerships. Additionally, Kaupulehu 2007 will be required to make a principal payment of $1,400,000 upon the sale of the real estate held for sale; therefore, $1,400,000 has been classified as a current liability.

The loan is collateralized by Kaupulehu Developments’ rights to percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, a second mortgage on Kaupulehu 2007’s lots together with all improvements thereon, the interest in the land development partnerships and any distributions from the partnerships, a $1,000,000 interest reserve account and a $1,000,000 pledged deposit account. Barnwell is a guarantor of the loan.

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2013	2012	2013	2012	2013	2012
Service cost	$59,000	$68,000	$12,000	$13,000	$3,000	$4,000
Interest cost	85,000	75,000	16,000	14,000	13,000	12,000
Expected return on plan assets	(105,000)	(97,000)	-	-	-	-
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	(1,000)	3,000	34,000
Amortization of net actuarial loss (gain)	9,000	26,000	1,000	5,000	(5,000)	-

Net periodic benefit cost	$49,000	$73,000	$28,000	$31,000	$14,000	$50,000

Barnwell estimates that it will make approximately $600,000 in contributions to the Pension Plan during fiscal 2014. The SERP and Postretirement Medical plans are unfunded, and Barnwell will fund benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2014 and expected payments under the SERP for fiscal 2014 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.                                    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended
	December 31,
	2013	2012

United States	$(850,000)	$(1,288,000)
Canada	(201,000)	(2,022,000)

	$(1,051,000)	$(3,310,000)

The components of the income tax benefit are as follows:

	Three months ended
	December 31,
	2013	2012

Current	$(129,000)	$558,000
Deferred	67,000	(1,122,000)

	$(62,000)	$(564,000)

Barnwell’s effective consolidated income tax benefit rate for the three months ended December 31, 2013 and 2012, after adjusting loss before income taxes for non-controlling interests, was 6% and 17%, respectively.

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

	Three months ended
	December 31,
	2013	2012
Revenues:
Oil and natural gas	$5,327,000	$5,640,000
Land investment	120,000	-
Contract drilling	1,609,000	717,000
Other	141,000	166,000
Total before interest income	7,197,000	6,523,000
Interest income	4,000	28,000
Total revenues	$7,201,000	$6,551,000

Depletion, depreciation, and amortization:
Oil and natural gas	$2,059,000	$2,535,000
Contract drilling	78,000	115,000
Other	27,000	29,000
Total depletion, depreciation, and amortization	$2,164,000	$2,679,000

Reduction of carrying value of assets:
Oil and natural gas	$-	$2,327,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$647,000	$(1,215,000)
Land investment	120,000	-
Contract drilling	219,000	(6,000)
Other	114,000	137,000
Total operating profit (loss)	1,100,000	(1,084,000)

Equity in loss of affiliates:
Land investment	(147,000)	-

General and administrative expenses	(1,856,000)	(2,142,000)
Interest expense	(163,000)	(152,000)
Interest income	4,000	28,000
Loss before income taxes	$(1,062,000)	$(3,350,000)

Assets By Segment:

	December 31,	September 30,
	2013	2013
Oil and natural gas (1)	$39,148,000	$40,559,000
Land investment (2)	7,374,000	2,381,000
Contract drilling (2)	3,114,000	2,905,000
Residential real estate (2)	5,448,000	5,448,000
Other:
Cash and cash equivalents	5,269,000	7,828,000
Restricted cash	2,000,000	-
Corporate and other	3,576,000	3,593,000
Total	$65,929,000	$62,714,000

(1)          Primarily located in the province of Alberta, Canada.

(2)          Located in Hawaii.

10.                            ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Three months ended
	December 31,
	2013	2012
Foreign currency translation:
Beginning accumulated foreign currency translation	$3,701,000	$5,020,000
Change in cumulative translation adjustment	(780,000)	(370,000)
Income taxes	-	-
Ending accumulated foreign currency translation	2,921,000	4,650,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(710,000)	(2,698,000)
Amortization of prior service cost	3,000	34,000
Amortization of net actuarial loss	5,000	31,000
Income taxes	-	-
Ending accumulated retirement plans benefit cost	(702,000)	(2,633,000)

Accumulated other comprehensive income, net of taxes	$2,219,000	$2,017,000

The accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of general and administrative expenses on the accompanying Condensed Consolidated Statement of Operations (see Note 7 for additional details).

11.                            FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments. The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

12.                            COMMITMENTS AND CONTINGENCIES

Environmental Matters

As of December 31, 2013 and September 30, 2013, environmental remediation costs of $781,000 and $783,000, respectively, which have not been discounted, were accrued in “Accrued operating and other expenses” on the Condensed Consolidated Balance Sheets. The amounts accrued represent the estimated liability for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties. Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

13.                            INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$138,000	$146,000
Income taxes (refunded) paid	$(78,000)	$5,000

Supplemental disclosure of non-cash investing and financing activities:
Payable to affiliate for investment in land development partnerships	$1,000,000	$-

Capital expenditure accruals related to oil and natural gas exploration and development increased $82,000 and $844,000 during the three months ended December 31, 2013 and 2012, respectively. Additionally, during the three months ended December 31, 2013 and 2012, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $57,000 and $48,000, respectively.

14.                            OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, the Company performs quarterly ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitation at December 31, 2012. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,327,000 during the three months ended December 31, 2012. No such reduction was necessary during the three months ended December 31, 2013. The reduction is included in the Condensed Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

15.                            SUBSEQUENT EVENT

In January 2014, Barnwell paid $1,000,000 to fund the remainder of the acquisition price for the land development partnership interests purchased in November 2013. This amount is accrued under the caption “Payable to affiliate” in the Condensed Consolidated Balance Sheets at December 31, 2013. An additional $814,000 was borrowed on the land investment loan to partially fund the remainder of the acquisition price, bringing the total borrowings under the land investment loan to the facility maximum of $5,000,000.

ITEM 2.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information

For the Purpose Of “Safe Harbor” Provisions Of The

Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2013. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2013. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)  Through Barnwell’s 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership, 75% controlling interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•            The right to receive payments from WB KD Acquisition, LLC (“WB”) and WB KD Acquisition II, LLC (“WBKD”), resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area,  located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean, by WB and WBKD in two increments (“Increment I” and “Increment II”). Increment I is an area zoned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki’o Golf and Beach Club, which is located adjacent to and south of the Hualalai Resort at Historic Ka’upulehu. Increment II is the remaining portion of the approximately 870-acre property, is zoned for single-family and multi-family residential units and a golf course and clubhouse, and is not yet developed.

•    A 19.6% ownership interest in each WB Kukio Resorts, LLC, WB Maniniowali, LLC, and WB Kaupulehu, LLC. These entities own certain real estate and development rights interests in the Kukio, Maniniowali, and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii. WB Kaupulehu, LLC, which wholly owns WB and WBKD, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments.

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

Results of Operations

Summary

Barnwell incurred a net loss of $989,000 for the three months ended December 31, 2013, a $1,757,000 increase in operating results from a net loss of $2,746,000 for the three months ended December 31, 2012. The following factors affected the results of operations for the three months ended December 31, 2013 as compared to the prior year period:

•            There was a reduction of the carrying value of oil and natural gas properties of $2,327,000 in the prior year period and there was no such reduction in the three month period ended December 31, 2013;

•    A $225,000 increase in contract drilling operating results, before taxes, primarily resulting from increased water well drilling activity and higher contract margins on water well drilling; and

•            A $465,000 decrease in oil and natural gas segment operating profit, before the prior year reduction in carrying value of assets and taxes, primarily resulting from lower net production for all products and higher operating costs due to an increase in repairs and workovers.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 6% in the three months ended December 31, 2013, as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 3% at December 31, 2013, as compared to September 30, 2013. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2013 was $780,000, a $410,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $370,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three months ended December 31, 2013 and 2012 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas revenues

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2013	2012	$	%
Natural Gas (Mcf)*	$2.99	$2.53	$0.46	18%
Oil (Bbls)**	$72.96	$75.00	$(2.04)	(3%)
Liquids (Bbls)**	$43.70	$40.29	$3.41	8%

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2013	2012	Units	%
Natural Gas (Mcf)*	553,000	660,000	(107,000)	(16%)
Oil (Bbls)**	37,000	38,000	(1,000)	(3%)
Liquids (Bbls)**	19,000	24,000	(5,000)	(21%)

*                 Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $313,000 (6%) for the three months ended December 31, 2013, as compared to the same period in the prior year, as the impact of higher prices for natural gas was more than offset by the impact of lower net production for all products.

Net natural gas production for the three months ended December 31, 2013 decreased 16%, as compared to the same period in the prior year largely due to natural declines in production from older properties.

Net natural gas liquids production decreased as compared to the same period in the prior year due to natural declines in production.

Oil and natural gas operating expenses

Oil and natural gas operating expenses increased $628,000 (32%) for the three months ended December 31, 2013, as compared to the same period in the prior year, primarily due to increased repair and maintenance costs which are trending higher as the average age of our properties increases, approximately $150,000 in repair work at a major oil battery in the Red Earth area and $50,000 in costs to eliminate a drilling commitment. Additionally, equalization credits of $26,000 for previously allocated operating expenses were received from non-operated properties in the current year period as compared to $220,000 in equalization credits received in the prior year period. Oil and natural gas operating expenses generally increase over time on a per unit basis as properties age and as more remedial repairs and maintenance are required.

Sale of interest in leasehold land

The following table summarizes the percentage of sales payment revenues received from WB:

	Three months ended December 31,
	2013	2012
Sale of interest in leasehold land:
Proceeds	$140,000	$-
Fees	(20,000)	-
Revenues – sale of interest in leasehold land, net	$120,000	$-

WB sold one single-family lot in Phase I of Increment I during the three months ended December 31, 2013. This sale occurred prior to our purchase of an ownership interest in the land development partnerships.

As of December 31, 2013, 32 of the 38 single-family lots in Phase I of Increment I have been sold by WB. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. The developer released and began marketing a portion of the 42 single-family lots in Phase II of Increment I, and as of December 31, 2013, one of the lots has been sold. It is uncertain when or if WB will complete the remaining single-family lots in Phase II of Increment I and there is no assurance with regards to the amounts of future sales from Increment I.

Contract drilling

Contract drilling revenues and contract drilling costs increased $892,000 (124%) and $704,000 (116%), respectively, for the three months ended December 31, 2013, as compared to the same period in the prior year. The contract drilling segment generated a $219,000 operating profit before general and administrative expenses in the three months ended December 31, 2013, an increase in operating results of $225,000 as compared to the $6,000 operating loss generated during the same period of the prior year. The increase in operating results was primarily due to increased water well drilling activity and higher contract margins on water well drilling in the current year period, partially offset by increased costs to resolve difficulties encountered on certain pump installation and repair contracts.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. There has been significant volatility in demand for water well drilling contracts in recent years due largely to the impact of the recession and continuing weak economic conditions on both private real estate development and governmental capital improvement budgets. This has generally led to increased competition for available contracts and lower margins on awarded contracts. Although the Company has experienced a recent increase in water well drilling activity, it is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of this volatility in demand.

General and administrative expenses

General and administrative expenses decreased $286,000 (13%) for the three months ended December 31, 2013, as compared to the same period in the prior year. The decrease was primarily due to the fact that general and administrative expenses in the current year period included a $177,000 reduction in stock appreciation rights expense resulting from a decline in the market price of the Company’s stock, as compared to a $32,000 reduction in stock appreciation rights expense in the prior period, and a $92,000 increase in administrative expense reimbursements from oil and natural gas joint venture partners.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $515,000 (19%) for the three months ended December 31, 2013, as compared to the same period in the prior year. The decrease was primarily due to a 14% decrease in net production and a 6% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.

Reduction of carrying value of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitation at December 31, 2012. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,327,000 during the three months ended December 31, 2012. No such reduction was necessary during the three months ended December 31, 2013.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. The Company may be required to record reductions in the carrying value of its oil and natural gas properties in the future, however, the Company is unable to estimate a range of the amount of any potential future reduction in carrying value as variables that impact the ceiling limitation are dependent upon future prices and actual results of activity.

Equity in loss of affiliates

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired 19.6% interest in each WB Kukio Resorts, LLC, WB Maniniowali, LLC, and WB Kaupulehu, LLC for $5,140,000. Barnwell’s investment in these entities is accounted for using the equity method of accounting. For the period from the acquisition date, November 27, 2013, to December 31, 2013, Barnwell was allocated partnership losses of $147,000.

Income taxes

Barnwell’s effective consolidated income tax benefit rate for the three months ended December 31, 2013 and 2012, after adjusting loss before income taxes for non-controlling interests, was 6% and 17%, respectively.

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

Net loss attributable to non-controlling interests for the three months ended December 31, 2013 totaled $11,000, as compared to net loss attributable to non-controlling interests of $40,000 for the same period in the prior year. The $29,000 (73%) change is due primarily to impacts to non-controlling interests of higher revenues reported by the land investment segment in the current period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit. At December 31, 2013, Barnwell had $5,269,000 in cash and cash equivalents and $6,804,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $999,000 for the three months ended December 31, 2013, as compared to $1,743,000 for the same period in the prior year. This $744,000 decrease was primarily due to changes in working capital.

Net cash used in investing activities totaled $5,632,000 during the three months ended December 31, 2013, as compared to $967,000 during the same period of the prior year. The increase was primarily due to a $4,140,000 payment to acquire interest in the land development partnerships and a $644,000 increase in cash outflows for oil and natural gas capital expenditures.

Cash flows provided by financing activities totaled $2,116,000 for the three months ended December 31, 2013, as compared to $428,000 during the same period of the prior year. The $1,688,000 increase in cash flows was primarily due to a $3,684,000 increase in proceeds from debt borrowings as compared to the prior year period due to the land investment loan which was obtained on November 27, 2013, partially offset by a $2,000,000 increase in restricted cash, which includes an interest reserve account and a pledged deposit account related to the loan.

In January 2014, Barnwell paid an additional $1,000,000 to fund the remainder of the acquisition price of the interests in the land development partnerships, of which approximately $814,000 was borrowed under the land investment loan bringing the total borrowings to the facility maximum of $5,000,000. At December 31, 2013, the $1,000,000 is accrued under the caption “Payable to affiliate” in the Condensed Consolidated Balance Sheets.

Credit Arrangements

Barnwell has a credit facility at Royal Bank of Canada, a Canadian bank, for $20,000,000 Canadian dollars, or US$18,804,000 at the December 31, 2013 exchange rate of 0.9402. Borrowings under this facility were US$12,000,000 and unused credit available under this facility was US$6,804,000 at December 31, 2013. The interest rate on the facility at December 31, 2013 was 2.66%. Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2014. Subject to that review, the facility may be renewed for one year with no debt repayments or converted to a two-year term loan by the bank.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. Principal and interest are paid monthly and are determined based on a loan amortization schedule. Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of the house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at December 31, 2013 was 3.53%. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

On November 27, 2013, Barnwell, through affiliated entities, entered into a non-revolving loan with a Hawaii bank for $5,000,000 and borrowed approximately $4,186,000 on the loan to partially fund the acquisition of interests in the land development partnerships and certain acquisition costs. In January 2014, an additional $814,000 was borrowed on the loan to partially fund the remainder of the acquisition price, bringing the total borrowings under the land investment loan to the facility maximum of $5,000,000. The bank loan matures in December 2015, with an option to extend one year, and accrues interest for the first year at 4.5% and resets annually thereafter to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or to the lender’s base rate plus 0.50%. The loan is collateralized by Kaupulehu Developments’ rights to percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, a second mortgage on Kaupulehu 2007’s lots together with all improvements thereon, the interest in the land development partnerships and any distributions from the partnerships, a $1,000,000 interest reserve account and a $1,000,000 pledged deposit account. Barnwell is a guarantor of the loan. Principal payments are due on the receipt of percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, upon the sale of Kaupulehu 2007’s real estate held for sale and residential parcels and on receipt of cash distributions from the land development partnerships.

The loan agreements contain provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 2.65 to 1.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $1,756,000 for the three months ended December 31, 2013, as compared to $1,865,000 for the same period in the prior year. Management expects that oil and natural gas capital expenditures in fiscal 2014 will range from $4,000,000 to $4,500,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended December 31, 2013, Barnwell drilled two gross (1.2 net) development wells in Canada, both of which appear to be successful. The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein. For example, a 50% interest in a well represents one gross well, but 0.5 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Other Considerations

We believe our sources of funds such as current cash balances, future operating cash flows, land investment segment proceeds, and available credit will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest. However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sale proceeds are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the current level of borrowings under the facility upon the April 2014 review, and/or we fall short of our key financial debt covenants for our real estate and land investment loans and are required to repay all or a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash inflows and/or higher cash outflows than expected, which in turn could have a material adverse effect on our operations, liquidity, cash flows and financial condition. Absent a sufficient increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels. As such, the near-term and longer-term outlook for sources and uses of funds and oil and natural gas capital resources remains highly dependent on the factors noted above.

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

As of December 31, 2013, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2013 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.                         RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2013.

We hold investment interests in unconsolidated land development partnerships, which are accounted for using the equity method of accounting, in which we do not have a controlling interest. These investments involve risks and are highly illiquid.

These investments involve risks which include:

•                 the lack of a controlling interest in these partnerships and, therefore, the inability to require that the entities sell assets, return invested capital or take any other action without obtaining the majority vote of partners;

•                 potential for future additional capital contributions to fund operations and development activities;

•             the adverse impact on overall profitability if the entities do not achieve the financial results projected;

•              the reallocation of amounts of capital from other operating initiatives and/or an increase in our indebtedness to pay potential future additional capital contributions, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

•             undisclosed, contingent or other liabilities or problems, unanticipated costs, and an inability to recover or manage such liabilities and costs; and

•              certain underlying partnership data is not accessible to us, therefore we depend on the general partner to provide us with reliable accounting information.

We may be required to write-down the carrying value of our investment in land development partnerships if our assumptions about future lot sales and profitability prove incorrect.

In analyzing the value of our investment in land development partnerships, we have made assumptions about the level of future lot sales, operating and development costs, cash generation, and market conditions. These assumptions are based on management’s and the general partner’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded, which could lead to an impairment of certain of these assets in the future.

We face risks related to “balloon payments” and refinancings.

Certain of our loans will have significant outstanding principal balances on their maturity dates, commonly known as “balloon payments.” There can be no assurance that we will have the funds available to fund the balloon payments or that we will be able to refinance the loans on favorable terms or at all. To the extent we cannot either pay off or refinance the loans on favorable terms or at all, we may be forced to dispose of properties or other assets on disadvantageous terms or pay higher interest rates, either of which could have an adverse impact on our financial condition and results of operations.

ITEM 6.                                     EXHIBITS

Exhibit Number	Description

10.7	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013

10.8	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013

10.9	Loan Agreement, dated as of November 27, 2013 between KD Kona 2013 LLLP and KKM Makai, LLLP, as the borrowers, and American Savings Bank, F.S.B. as the lender

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: February 14, 2014	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

10.7	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013

10.8	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013

10.9	Loan Agreement, dated as of November 27, 2013 between KD Kona 2013 LLLP and KKM Makai, LLLP, as the borrowers, and American Savings Bank, F.S.B. as the lender

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document