Form 10-Q
period 2014-03-31
BARNWELL INDUSTRIES INC
filed 2014-05-12
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                  ☐ Yes    ☒ No

As of May 8, 2014 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                     FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,163,000	$7,828,000
Restricted cash	225,000	-
Accounts receivable, net of allowance for doubtful accounts of:
$34,000 at March 31, 2014; $43,000 at September 30, 2013	4,408,000	3,287,000
Prepaid expenses	346,000	230,000
Real estate held for sale	5,448,000	5,448,000
Other current assets	900,000	2,234,000

Total current assets	18,490,000	19,027,000

Restricted cash, net of current portion	1,722,000	-

Investments	7,258,000	2,381,000

Property and equipment	235,049,000	252,872,000
Accumulated depletion, depreciation, and amortization	(201,135,000)	(211,566,000)

Property and equipment, net	33,914,000	41,306,000

Total assets	$61,384,000	$62,714,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,679,000	$4,415,000
Accrued capital expenditures	1,217,000	1,846,000
Accrued incentive and other compensation	1,109,000	1,652,000
Accrued operating and other expenses	2,933,000	2,670,000
Current portion of long-term debt	5,770,000	5,240,000
Other current liabilities	1,211,000	624,000

Total current liabilities	15,919,000	16,447,000

Long-term debt	14,100,000	11,400,000

Liability for retirement benefits	3,299,000	3,137,000

Asset retirement obligation	6,959,000	7,520,000

Deferred income taxes	1,706,000	1,890,000

Total liabilities	41,983,000	40,394,000

Commitments and contingencies (Note 12)

Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at March 31, 2014 and September 30, 2013	4,223,000	4,223,000
Additional paid-in capital	1,299,000	1,289,000
Retained earnings	14,258,000	15,532,000
Accumulated other comprehensive income, net	1,306,000	2,991,000
Treasury stock, at cost:
167,900 shares at March 31, 2014 and September 30, 2013	(2,286,000)	(2,286,000)

Total stockholders’ equity	18,800,000	21,749,000
Non-controlling interests	601,000	571,000

Total equity	19,401,000	22,320,000

Total liabilities and equity	$61,384,000	$62,714,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2014	2013	2014	2013
Revenues:
Oil and natural gas	$6,397,000	$5,605,000	$11,724,000	$11,245,000
Contract drilling	1,318,000	703,000	2,927,000	1,420,000
Sale of interest in leasehold land, net	-	282,000	120,000	282,000
Gas processing and other	118,000	179,000	263,000	373,000

	7,833,000	6,769,000	15,034,000	13,320,000
Costs and expenses:
Oil and natural gas operating	2,042,000	3,049,000	4,663,000	5,042,000
Contract drilling operating	1,089,000	653,000	2,401,000	1,261,000
General and administrative	2,301,000	2,107,000	4,157,000	4,249,000
Depletion, depreciation, and amortization	1,904,000	2,332,000	4,068,000	5,011,000
Reduction of carrying value of assets	-	2,179,000	-	4,506,000
Interest expense	192,000	144,000	355,000	296,000

	7,528,000	10,464,000	15,644,000	20,365,000

Income (loss) before equity in loss of affiliates and income taxes	305,000	(3,695,000)	(610,000)	(7,045,000)

Equity in loss of affiliates	(116,000)	-	(263,000)	-

Income (loss) before income taxes	189,000	(3,695,000)	(873,000)	(7,045,000)

Income tax provision (benefit)	513,000	(772,000)	451,000	(1,336,000)

Net loss	(324,000)	(2,923,000)	(1,324,000)	(5,709,000)

Less: Net (loss) earnings attributable to non-controlling interests	(39,000)	21,000	(50,000)	(19,000)

Net loss attributable to Barnwell Industries, Inc.	$(285,000)	$(2,944,000)	$(1,274,000)	$(5,690,000)

Basic net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.03)	$(0.36)	$(0.15)	$(0.69)

Diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.03)	$(0.36)	$(0.15)	$(0.69)

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160	8,277,160	8,277,160
Diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013

Net loss	$(324,000)	$(2,923,000)	$(1,324,000)	$(5,709,000)

Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $0	(921,000)	(600,000)	(1,701,000)	(970,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	8,000	65,000	16,000	130,000

Total other comprehensive loss	(913,000)	(535,000)	(1,685,000)	(840,000)

Total comprehensive loss	(1,237,000)	(3,458,000)	(3,009,000)	(6,549,000)

Less: Comprehensive (loss) earnings attributable to non-controlling interests	(39,000)	21,000	(50,000)	(19,000)

Comprehensive loss attributable to Barnwell Industries, Inc.	$(1,198,000)	$(3,479,000)	$(2,959,000)	$(6,530,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,324,000)	$(5,709,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of affiliates	263,000	-
Depletion, depreciation, and amortization	4,068,000	5,011,000
Reduction of carrying value of assets	-	4,506,000
Foreign exchange gain	(48,000)	-
Retirement benefits expense	182,000	308,000
Accretion of asset retirement obligation	238,000	190,000
Deferred income tax benefit	(92,000)	(1,680,000)
Asset retirement obligation payments	(70,000)	(133,000)
Share-based compensation benefit	(190,000)	(41,000)
Retirement plan contributions	(3,000)	(253,000)
Sale of interest in leasehold land, net	(120,000)	(282,000)
Real estate held for sale	-	(139,000)
Increase (decrease) from changes in current assets and liabilities	106,000	(270,000)

Net cash provided by operating activities	3,010,000	1,508,000

Cash flows from investing activities:
Payment to acquire interest in affiliates	(5,140,000)	-
Proceeds from sale of interest in leasehold land, net of fees paid	120,000	282,000
Proceeds from gas over bitumen royalty adjustments	8,000	24,000
Proceeds from sale of oil and natural gas assets	2,828,000	-
Capital expenditures - oil and natural gas	(2,700,000)	(2,127,000)
Capital expenditures - all other	(38,000)	(2,000)

Net cash used in investing activities	(4,922,000)	(1,823,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	5,000,000	503,000
Repayments of long-term debt	(1,770,000)	(757,000)
Increase in restricted cash	(1,947,000)	-
Contributions from non-controlling interests	80,000	115,000

Net cash provided by (used in) financing activities	1,363,000	(139,000)

Effect of exchange rate changes on cash and cash equivalents	(116,000)	(75,000)

Net decrease in cash and cash equivalents	(665,000)	(529,000)
Cash and cash equivalents at beginning of period	7,828,000	8,845,000

Cash and cash equivalents at end of period	$7,163,000	$8,316,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended March 31, 2014 and 2013

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at December 31, 2012	8,277,160	$4,223,000	$1,289,000	$21,349,000	$2,017,000	$(2,286,000)	$497,000	$27,089,000
Contributions from non-controlling interests							60,000	60,000
Net (loss) earnings				(2,944,000)			21,000	(2,923,000)
Foreign currency translation adjustments, net of taxes of $0					(600,000)			(600,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					65,000			65,000
Balance at March 31, 2013	8,277,160	$4,223,000	$1,289,000	$18,405,000	$1,482,000	$(2,286,000)	$578,000	$23,691,000

Balance at December 31, 2013	8,277,160	$4,223,000	$1,291,000	$14,543,000	$2,219,000	$(2,286,000)	$624,000	$20,614,000
Contributions from non-controlling interests							16,000	16,000
Net loss				(285,000)			(39,000)	(324,000)
Share-based compensation			8,000					8,000
Foreign currency translation adjustments, net of taxes of $0					(921,000)			(921,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					8,000			8,000
Balance at March 31, 2014	8,277,160	$4,223,000	$1,299,000	$14,258,000	$1,306,000	$(2,286,000)	$601,000	$19,401,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Six months ended March 31, 2014 and 2013

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at September 30, 2012	8,277,160	$4,223,000	$1,289,000	$24,095,000	$2,322,000	$(2,286,000)	$482,000	$30,125,000
Contributions from non-controlling interests							115,000	115,000
Net loss				(5,690,000)			(19,000)	(5,709,000)
Foreign currency translation adjustments, net of taxes of $0					(970,000)			(970,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					130,000			130,000
Balance at March 31, 2013	8,277,160	$4,223,000	$1,289,000	$18,405,000	$1,482,000	$(2,286,000)	$578,000	$23,691,000

Balance at September 30, 2013	8,277,160	$4,223,000	$1,289,000	$15,532,000	$2,991,000	$(2,286,000)	$571,000	$22,320,000
Contributions from non-controlling interests							80,000	80,000
Net loss				(1,274,000)			(50,000)	(1,324,000)
Share-based compensation			10,000					10,000
Foreign currency translation adjustments, net of taxes of $0					(1,701,000)			(1,701,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					16,000			16,000
Balance at March 31, 2014	8,277,160	$4,223,000	$1,299,000	$14,258,000	$1,306,000	$(2,286,000)	$601,000	$19,401,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2014, results of operations, comprehensive loss, and equity for the three and six months ended March 31, 2014 and 2013, and cash flows for the six months ended March 31, 2014 and 2013, have been made. The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

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

Equity Method Investments

Affiliated companies, which are limited partnerships or similar entities, in which Barnwell holds more than a 3% to 5% ownership interest, are accounted for as equity method investments. Equity method investment adjustments include Barnwell’s proportionate share of investee income or loss, adjustments to recognize certain differences between Barnwell’s carrying value and Barnwell’s equity in net assets of the investee at the date of investment, impairments and other adjustments required by the equity method. Gain or losses are realized when such investments are sold.

Investments in equity method investees are evaluated for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If the carrying amounts of the assets exceed their respective fair values, additional impairment tests are performed to measure the amounts of the impairment losses, if any. When an impairment test demonstrates that the fair value of an investment is less than its carrying value, management will determine whether the impairment is either temporary or other-than-temporary. Examples of factors which may be indicative of an other-than-temporary impairment include (a) the length of time and extent to which fair value has been less than carrying value, (b) the financial condition and near-term prospects of the investee, and (c) the intent and ability to retain the investment in the investee for a period of time sufficient to allow for any anticipated recovery in fair value. If the decline in fair value is determined by management to be other-than-temporary, the carrying value of the investment is written down to its estimated fair value as of the balance sheet date of the reporting period in which the assessment is made.

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

Barnwell analyzes its unconsolidated affiliates in which it has an investment to determine whether the unconsolidated entities are VIEs and, if so, whether the Company is the primary beneficiary. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. At March 31, 2014, our unconsolidated affiliates that have been determined to be VIEs are accounted under the equity method because we do not have a controlling financial interest and are therefore not the VIE’s primary beneficiary (see Note 5).

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

Potentially dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Options to purchase 837,250 and 777,250 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2014 and 2013, respectively, as their inclusion would have been antidilutive due to the net loss attributable to Barnwell stockholders.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended March 31, 2014
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(285,000)	8,277,160	$(0.03)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(285,000)	8,277,160	$(0.03)

	Six months ended March 31, 2014
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(1,274,000)	8,277,160	$(0.15)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(1,274,000)	8,277,160	$(0.15)

	Three months ended March 31, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(2,944,000)	8,277,160	$(0.36)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(2,944,000)	8,277,160	$(0.36)

	Six months ended March 31, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(5,690,000)	8,277,160	$(0.69)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(5,690,000)	8,277,160	$(0.69)

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation benefit and related income tax effects are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013

Share-based compensation benefit	$(15,000)	$(9,000)	$(190,000)	$(41,000)

Income tax effect	$-	$-	$-	$-

Share-based compensation benefit recognized in losses for the three and six months ended March 31, 2014 and 2013 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations. There was no impact on income taxes for the three and six months ended March 31, 2014 and 2013 due to a full valuation allowance on the related deferred tax asset.

As of March 31, 2014, there was $103,000 of total unrecognized compensation cost related to nonvested share options. That cost is expected to be recognized over 3.7 years. The weighted-average grant date fair value of employee options granted during the six months ended March 31, 2014 was $2.04 (no options were granted during the three months ended March 31, 2014 or during the three and six months ended March 31, 2013).

Equity-classified Awards

In December 2013, Barnwell granted non-qualified options with an exercise price equal to the closing market price of Barnwell’s stock on the date of grant, that vest annually over four years of continuous service, and that expire ten years from the date of grant.

The following assumptions were used in estimating fair value for equity-classified share options in the six months ended March 31, 2014:

Expected volatility	55.6%
Expected dividends	0.0%
Expected term (in years)	10
Risk-free interest rate	3.0%
Expected forfeitures	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2013 through March 31, 2014 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2013	60,000	$8.62
Granted	30,000	3.01
Exercised	-
Expired/Forfeited	-
Outstanding at March 31, 2014	90,000	$6.75	3.7	$-

Exercisable at March 31, 2014	60,000	$8.62	0.7	$-

Total share-based compensation expense for equity-classified awards vested in the three and six months ended March 31, 2014 was $8,000 and $10,000, respectively. There was no share-based compensation expense for equity-classified awards in the prior year periods.

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

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

	Six months ended March 31,
	2014	2013

Expected volatility range	41.7% to 61.7%	50.6% to 64.4%
Weighted-average volatility	54.4%	60.4%
Expected dividends	0.0%	0.0%
Expected term (in years)	0.7 to 9.7	1.7 to 6.7
Risk-free interest rate	0.1% to 2.7%	0.3% to 1.2%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2013 through March 31, 2014 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2013	717,250	$8.37
Granted	30,000	3.01
Exercised	-
Expired/Forfeited	-
Outstanding at March 31, 2014	747,250	$8.15	4.1	$-

Exercisable at March 31, 2014	717,250	$8.37	3.9	$-

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013

Due to vesting	$8,000	$8,000	$9,000	$26,000
Due to remeasurement	(31,000)	(17,000)	(209,000)	(67,000)

Total share-based compensation benefit for liability-based awards	$(23,000)	$(9,000)	$(200,000)	$(41,000)

4.         REAL ESTATE HELD FOR SALE

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) currently owns one luxury residence that is available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

5.                                    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	March 31,	September 30,
	2014	2013

Investment in two residential parcels	$2,331,000	$2,331,000
Investment in land development partnerships	4,877,000	-
Investment in leasehold land interest – Lot 4C	50,000	50,000

Total investments	$7,258,000	$2,381,000

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

The limited liability limited partnership agreements provide for a priority return of Barnwell’s investment prior to profit distributions. Net profits, losses and cash flows of the partnerships are allocated to Barnwell and the other partners at varying percentages based on whether the initial and any additional capital contributions have been repaid to the investors. Barnwell was allocated partnership losses of $116,000 and $263,000 during the three and six months ended March 31, 2014, respectively.

Barnwell, through affiliated entities, borrowed $5,000,000 under a new bank loan to fund the acquisition.

The initial accounting for the acquisition by the general partner of the investees is incomplete as the general partner is currently in the process of performing an acquisition date audit. As such, we are unable to determine the amount of the basis difference between the underlying equity in net assets of the investee land development partnerships and the carrying value of Barnwell’s investment as a limited partner. We expect that the basis difference will be primarily attributable to the value of the partnerships’ capitalized development costs and will be recognized as the partnerships sell the associated lots. As there were no lot sales from the acquisition date to March 31, 2014, we believe there are no significant adjustments to the basis difference for the period ended March 31, 2014.

Barnwell, as well as WB, WBKD and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at March 31, 2014 totaled approximately $5,400,000 and relate to certain construction contracts of WB and WBKD. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, WB, WBKD and certain other owners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of March 31, 2014, Barnwell’s maximum loss exposure as a result of its investment in the land development partnerships was $10,277,000, consisting of the carrying value of the investment of $4,877,000 and $5,400,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the land development partnerships is as follows:

	Three months ended	Six months ended
	March 31, 2014	March 31, 2014

Revenue	$1,353,000	$1,622,000
Gross profit	$1,320,000	$1,531,000
Loss from operations	$(442,000)	$(828,000)
Net loss	$(428,000)	$(809,000)

Percentage of sales payments

Kaupulehu Developments has the right to receive payments resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area in two increments (“Increment I” and “Increment II”).

The following table summarizes the Increment I percentage of sales payment revenues received from WB (the sale in the current year occurred prior to our purchase of ownership interests in the land development partnerships):

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013

Sale of interest in leasehold land:
Proceeds	$-	$300,000	$140,000	$300,000
Fees	-	(18,000)	(20,000)	(18,000)

Revenues – sale of interest in leasehold land, net	$-	$282,000	$120,000	$282,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

6.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	March 31,	September 30,
	2014	2013

Canadian revolving credit facility	$10,500,000	$12,000,000
Real estate loan	4,370,000	4,640,000
Land investment loan	5,000,000	-

	19,870,000	16,640,000
Less: current portion	(5,770,000)	(5,240,000)

Total long-term debt	$14,100,000	$11,400,000

Canadian revolving credit facility

On April 29, 2014, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed.  The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $11,800,000 Canadian dollars, or US$10,675,000 at the March 31, 2014 exchange rate, from $20,000,000 Canadian dollars. A portion of the decrease in the facility contemplates the decrease in security resulting from the sales of oil and natural gas properties discussed in Notes 14 and 15. The other material terms of the credit facility remain unchanged.

Borrowings under this facility were US$10,500,000 at March 31, 2014 and unused credit available based on the amended facility terms was US$175,000 of which approximately US$109,000 relates to an unused letter of credit. The interest rate on the facility at March 31, 2014 was 2.65%.

The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at the Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance. Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2015. Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank. If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter). Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2015, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2015. As no debt repayments will be required on or before March 31, 2015, the entire outstanding loan balance at March 31, 2014 is classified as long-term debt.

In March 2014, Barnwell repaid $1,500,000 of the credit facility. During the three and six months ended March 31, 2014, Barnwell realized a foreign currency transaction gain of $48,000 as a result of the repayment of U.S. dollar denominated debt using Canadian dollars.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. Principal and interest are paid monthly and are determined based on a loan amortization schedule. The monthly payment will change as a result of an annual change in the interest rate, the sale of the house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at March 31, 2014 was 3.53% and was adjusted to 3.41% effective April 1, 2014. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

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

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at March 31, 2014 under the term loan has been classified as a current liability.

Land investment loan

On November 27, 2013, Barnwell, through affiliated entities, entered into a non-revolving loan with a Hawaii bank for $5,000,000 to fund the acquisition of interests in the land development partnerships and certain acquisition costs.

The bank loan matures in December 2015, with an option to extend one year, accrues interest for the first year at 4.5% and resets annually thereafter to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or to the lender’s base rate plus 0.50%. The interest rate at March 31, 2014 was 4.50%. Principal payments are due upon the receipt of percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, the sale of Kaupulehu 2007’s residential parcels and the receipt of cash distributions from the land development partnerships. Additionally, Barnwell will be required to make a principal payment of $1,400,000 upon the sale of the house currently available for sale; therefore, $1,400,000 has been classified as a current liability.

The loan is collateralized by Kaupulehu Developments’ rights to percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, a second mortgage on Kaupulehu 2007’s lots together with all improvements thereon, the interest in the land development partnerships and any distributions from the partnerships, a $947,000 interest reserve account and a $1,000,000 pledged deposit account. Barnwell is a guarantor of the loan.

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2014	2013	2014	2013	2014	2013
Service cost	$59,000	$68,000	$11,000	$13,000	$3,000	$3,000
Interest cost	84,000	74,000	17,000	15,000	14,000	13,000
Expected return on plan assets	(105,000)	(97,000)	-	-	-	-
Amortization of prior service cost (credit)	2,000	2,000	(2,000)	(2,000)	3,000	34,000
Amortization of net actuarial loss (gain)	9,000	26,000	1,000	5,000	(5,000)	-

Net periodic benefit cost	$49,000	$73,000	$27,000	$31,000	$15,000	$50,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2014	2013	2014	2013	2014	2013
Service cost	$118,000	$136,000	$23,000	$26,000	$6,000	$7,000
Interest cost	169,000	149,000	33,000	29,000	27,000	25,000
Expected return on plan assets	(210,000)	(194,000)	-	-	-	-
Amortization of prior service cost (credit)	3,000	3,000	(3,000)	(3,000)	6,000	68,000
Amortization of net actuarial loss (gain)	18,000	52,000	2,000	10,000	(10,000)	-

Net periodic benefit cost	$98,000	$146,000	$55,000	$62,000	$29,000	$100,000

Barnwell estimates that it will make approximately $350,000 in contributions to the Pension Plan during fiscal 2014. The SERP and Postretirement Medical plans are unfunded, and Barnwell will fund benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2014 and expected payments under the SERP for fiscal 2014 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.                                    INCOME TAXES

The components of income (loss) before income taxes, after adjusting the income (loss) for non-controlling interests, are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013

United States	$(1,389,000)	$(1,014,000)	$(2,239,000)	$(2,302,000)
Canada	1,617,000	(2,702,000)	1,416,000	(4,724,000)

	$228,000	$(3,716,000)	$(823,000)	$(7,026,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013

Current	$672,000	$(214,000)	$543,000	$344,000
Deferred	(159,000)	(558,000)	(92,000)	(1,680,000)

	$513,000	$(772,000)	$451,000	$(1,336,000)

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2014, after adjusting income (loss) before income taxes for non-controlling interests, was 225% and (55%), respectively, as compared to 21% and 19% for the three and six months ended March 31, 2013, respectively.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that Canadian income taxes are not sheltered by U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have any future U.S. tax benefit prior to expiration.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenues:
Oil and natural gas	$6,397,000	$5,605,000	$11,724,000	$11,245,000
Land investment	-	282,000	120,000	282,000
Contract drilling	1,318,000	703,000	2,927,000	1,420,000
Other	112,000	178,000	253,000	344,000
Total before interest income	7,827,000	6,768,000	15,024,000	13,291,000
Interest income	6,000	1,000	10,000	29,000
Total revenues	$7,833,000	$6,769,000	$15,034,000	$13,320,000

Depletion, depreciation and amortization:
Oil and natural gas	$1,797,000	$2,195,000	$3,856,000	$4,730,000
Contract drilling	78,000	108,000	156,000	223,000
Other	29,000	29,000	56,000	58,000
Total depletion, depreciation, and amortization	$1,904,000	$2,332,000	$4,068,000	$5,011,000

Reduction of carrying value of assets:
Oil and natural gas	$-	$2,179,000	$-	$4,506,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$2,558,000	$(1,818,000)	$3,205,000	$(3,033,000)
Land investment	-	282,000	120,000	282,000
Contract drilling	151,000	(58,000)	370,000	(64,000)
Other	83,000	149,000	197,000	286,000
Total operating profit (loss)	2,792,000	(1,445,000)	3,892,000	(2,529,000)

Equity in loss of affiliates:
Land investment	(116,000)	-	(263,000)	-

General and administrative expenses	(2,301,000)	(2,107,000)	(4,157,000)	(4,249,000)
Interest expense	(192,000)	(144,000)	(355,000)	(296,000)
Interest income	6,000	1,000	10,000	29,000
Income (loss) before income taxes	$189,000	$(3,695,000)	$(873,000)	$(7,045,000)

Assets By Segment:

	March 31,	September 30,
	2014	2013

Oil and natural gas (1)	$33,585,000	$40,559,000
Land investment (2)	7,258,000	2,381,000
Contract drilling (2)	2,603,000	2,905,000
Residential real estate (2)	5,448,000	5,448,000
Other:
Cash and cash equivalents	7,163,000	7,828,000
Restricted cash	1,947,000	-
Corporate and other	3,380,000	3,593,000

Total	$61,384,000	$62,714,000

__________________________

(1)          Primarily located in the province of Alberta, Canada.

(2)          Located in Hawaii.

10.                            ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
Foreign currency translation:
Beginning accumulated foreign currency translation	$2,921,000	$4,650,000	$3,701,000	$5,020,000
Change in cumulative translation adjustment before reclassifications	(873,000)	(600,000)	(1,653,000)	(970,000)
Amounts reclassified from accumulated other comprehensive income	(48,000)	-	(48,000)	-
Income taxes	-	-	-	-

Ending accumulated foreign currency translation	2,000,000	4,050,000	2,000,000	4,050,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(702,000)	(2,633,000)	(710,000)	(2,698,000)
Amortization of prior service cost	3,000	34,000	6,000	68,000
Amortization of net actuarial loss	5,000	31,000	10,000	62,000
Income taxes	-	-	-	-

Ending accumulated retirement plans benefit cost	(694,000)	(2,568,000)	(694,000)	(2,568,000)
Accumulated other comprehensive income, net of taxes	$1,306,000	$1,482,000	$1,306,000	$1,482,000

The realized foreign currency transaction gain related to the repayment of debt was reclassified from accumulated other comprehensive income to “General and administrative expenses” on the accompanying Condensed Consolidated Statement of Operations. The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of “General and administrative expenses” on the accompanying Condensed Consolidated Statement of Operations (see Note 7 for additional details).

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

12.       COMMITMENTS AND CONTINGENCIES

Environmental Matters

As of March 31, 2014 and September 30, 2013, environmental remediation costs of $582,000 and $783,000, respectively, which have not been discounted, were accrued in “Accrued operating and other expenses” on the Condensed Consolidated Balance Sheets. The amounts accrued represent the estimated liability for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties. Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

13.                            INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	March 31,
	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$324,000	$285,000
Income taxes paid	$123,000	$215,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $497,000 and increased $1,450,000 during the six months ended March 31, 2014 and 2013, respectively. Additionally, during the six months ended March 31, 2014 and 2013, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $58,000 and $48,000, respectively.

14.       OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, the Company performs quarterly ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at March 31, 2013 and December 31, 2012. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,179,000 and $4,506,000 during the three and six months ended March 31, 2013, respectively. No such reduction was necessary during the three and six months ended March 31, 2014. The reduction is included in the Condensed Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

In February 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil properties located in the Mantario area of Saskatchewan, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to $2,726,000 in order to, among other things, reflect an economic effective date of January 1, 2014. The final determination of the customary adjustments to the purchase price will be made approximately 90 days after closing.

During the six months ended March 31, 2014, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $102,000.

Proceeds from property sales are generally credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. No gain or loss was recognized as these sales did not significantly alter the relationship between capitalized costs and proved reserves.

15.       SUBSEQUENT EVENTS

In April 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil and gas properties located in the Chauvin, Cessford and Rat Creek areas of Alberta, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $4,511,000 in order to, among other things, reflect an economic effective date of March 1, 2014. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing. Barnwell received approximately $2,256,000 in cash representing the adjusted purchase price less amounts withheld by the buyer for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Upon determination by the Canada Revenue Agency of the necessary tax deposits, the buyer is to release the required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell.  This transaction is not expected to result in a significant alteration of the relationship between Barnwell’s capitalized costs and proved reserves and, accordingly, Barnwell will record the proceeds as a reduction of its full cost pool with no gain or loss on the sale.

In May 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in certain oil and gas properties located in the Boundary Lake area of Alberta and British Columbia, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $6,049,000 in order to, among other things, reflect an economic effective date of January 1, 2014. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing. Barnwell received approximately $2,956,000 in cash representing the adjusted purchase price less amounts withheld by the buyer for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Upon determination by the Canada Revenue Agency of the necessary tax deposits, the buyer is to release the required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell. This transaction is not expected to result in a significant alteration of the relationship between Barnwell’s capitalized costs and proved reserves and, accordingly, Barnwell will record the proceeds as a reduction of its full cost pool with no gain or loss on the sale.

Barnwell intends to use the proceeds from these transactions to fund future investments in oil and natural gas properties and interests, reduce debt and for other corporate opportunities.

See Note 6 for a discussion of changes to Barnwell’s credit facility at Royal Bank of Canada in April 2014.

In May 2014, Kaupulehu Developments received a percentage of sales payment totaling $300,000 from the third quarter sale of a lot within Increment I.  Financial results from the receipt of this payment will be reflected in Barnwell’s quarter ending June 30, 2014.

ITEM 2.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information

For the Purpose Of “Safe Harbor” Provisions Of The

Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2013 and in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2014. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Results of Operations

Summary

Barnwell incurred a net loss of $285,000 for the three months ended March 31, 2014, a $2,659,000 increase in operating results from a net loss of $2,944,000 for the three months ended March 31, 2013. The following factors affected the results of operations for the three months ended March 31, 2014 as compared to the prior year period:

•            There was a reduction of the carrying value of oil and natural gas properties of $2,179,000 before taxes in the prior year period and there was no such reduction in the three month period ended March 31, 2014; and

•            A $2,197,000 increase in oil and natural gas segment operating profit, before the prior year reduction in carrying value of assets and taxes, primarily resulting from higher prices received for all products and costs incurred in the prior year period to remediate soil contamination issues partially offset by lower net production for all products.

Barnwell incurred a net loss of $1,274,000 for the six months ended March 31, 2014, a $4,416,000 increase in operating results from a net loss of $5,690,000 for the six months ended March 31, 2013. The following factors affected the results of operations for the six months ended March 31, 2014 as compared to the prior year period:

•            There was a reduction of the carrying value of oil and natural gas properties of $4,506,000 before taxes in the prior year period and there was no such reduction in the six month period ended March 31, 2014;

•            A $1,732,000 increase in oil and natural gas segment operating profit, before the prior year reduction in carrying value of assets and taxes, primarily resulting from higher prices received for all products and costs incurred in the prior year period to remediate soil contamination issues partially offset by lower net production for all products; and

•            A $434,000 increase in contract drilling operating results, before taxes, primarily resulting from increased water well drilling activity drilling.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 9% and 7% in the three and six months ended March 31, 2014, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 7% at March 31, 2014, as compared to September 30, 2013. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2014 was $921,000, a $321,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $600,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2014 was $1,701,000, a $731,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $970,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three and six months ended March 31, 2014 and 2013 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas revenues

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2014	2013	$	%
Natural Gas (Mcf)*	$ 4.88	$ 2.75	$ 2.13	77%
Oil (Bbls)**	$ 79.28	$ 70.33	$ 8.95	13%
Liquids (Bbls)**	$ 50.39	$ 45.52	$ 4.87	11%

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2014	2013	$	%
Natural Gas (Mcf)*	$ 3.86	$ 2.63	$ 1.23	47%
Oil (Bbls)**	$ 76.21	$ 72.55	$ 3.66	5%
Liquids (Bbls)**	$ 46.94	$ 42.73	$ 4.21	10%

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2014	2013	Units	%
Natural Gas (Mcf)*	473,000	568,000	(95,000)	(17%)
Oil (Bbls)**	39,000	42,000	(3,000)	(7%)
Liquids (Bbls)**	18,000	21,000	(3,000)	(14%)

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2014	2013	Units	%
Natural Gas (Mcf)*	1,026,000	1,228,000	(202,000)	(16%)
Oil (Bbls)**	76,000	80,000	(4,000)	(5%)
Liquids (Bbls)**	37,000	45,000	(8,000)	(18%)

*                 Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues increased $792,000 (14%) and $479,000 (4%) for the three and six months ended March 31, 2014, respectively, as compared to the same periods in the prior year due to higher prices received for all products which was partially offset by the impact of lower net production for all products.

Net natural gas production for the three and six months ended March 31, 2014 decreased 17% and 16%, respectively, as compared to the same periods in the prior year largely due to natural declines in production from older properties and an increase in royalty rates due to higher natural gas prices.

Net oil production for the three and six months ended March 31, 2014 decreased 7% and 5%, respectively, as compared to the same periods in the prior year largely due to natural declines in production and the sale of our interests in oil properties located in the Mantario area of Saskatchewan, Canada on February 20, 2014.

Net natural gas liquids production for the three and six months ended March 31, 2014 decreased 14% and 18% as compared to the same periods in the prior year due to natural declines in production.

Oil and natural gas operating expenses

Oil and natural gas operating expenses decreased $1,007,000 (33%) for the three months ended March 31, 2014, as compared to the same period in the prior year, primarily due to $696,000 of estimated costs incurred in the prior year period to remediate soil contamination from infrastructure issues at the Dunvegan and Wood River properties and a 9% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses by $191,000.

Oil and natural gas operating expenses decreased $379,000 (8%) for the six months ended March 31, 2014, as compared to the same period in the prior year. The decrease was primarily due to $696,000 of estimated costs that were incurred in the prior year period to remediate soil contamination from infrastructure issues at the Dunvegan and Wood River properties and a 7% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses $346,000 over the prior year period. These decreases were partially offset by increased repair and maintenance costs in the current year period which are trending higher as the average age of our properties increases, increased contract labor costs at certain properties and equalization credits of $26,000 for previously allocated operating expenses which were received from non-operated properties in the current year period as compared to $220,000 in equalization credits received in the prior year period. Oil and natural gas operating expenses generally increase over time on a per unit basis as properties age and as more remedial repairs and maintenance are required.

Sale of interest in leasehold land

The following table summarizes the percentage of sales payment revenues received from WB:

	Three months ended		Six months ended
	March 31,		March 31,
	2014	2013	2014	2013
Sale of interest in leasehold land:
Proceeds	$-	$300,000	$140,000	$300,000
Fees	-	(18,000)	(20,000)	(18,000)

Revenues – sale of interest in leasehold land, net	$-	$282,000	$120,000	$282,000

WB sold one single-family lot in Phase I of Increment I during the six months ended March 31, 2014 and one single-family lot in Increment I during the three and six months ended March 31, 2013. No lots were sold during the three months ended March 31, 2014. The sale in the current year occurred prior to our purchase of ownership interests in the land development partnerships.

As of March 31, 2014, 32 of the 38 single-family lots in Phase I of Increment I have been sold by WB. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. The developer released and began marketing a portion of the 42 single-family lots in Phase II of Increment I, and as of March 31, 2014, one of the lots has been sold. It is uncertain when or if WB will complete the remaining single-family lots in Phase II of Increment I and there is no assurance with regards to the amounts of future sales from Increment I.

Contract drilling

Contract drilling revenues and contract drilling costs increased $615,000 (87%) and $436,000 (67%), respectively, for the three months ended March 31, 2014, as compared to the same period in the prior year. The contract drilling segment generated a $151,000 operating profit before general and administrative expenses in the three months ended March 31, 2014, an increase in operating results of $209,000 as compared to the $58,000 operating loss generated during the same period of the prior year. Contract drilling revenues and contract drilling costs increased $1,507,000 (106%) and $1,140,000 (90%), respectively, for the six months ended March 31, 2014, as compared to the same period in the prior year. The contract drilling segment generated a $370,000 operating profit before general and administrative expenses in the six months ended March 31, 2014, an increase in operating results of $434,000 as compared to the $64,000 operating loss generated during the same period of the prior year. The increases in operating results were primarily due to increased water well drilling activity partially offset by increased costs to resolve difficulties encountered on certain pump installation and repair contracts.

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

General and administrative expenses

General and administrative expenses increased $194,000 (9%) for the three months ended March 31, 2014, as compared to the same period in the prior year. The increase was primarily due to a $262,000 increase in professional services due to increased legal costs and costs associated with the accounting for the acquisition of ownership interests in the land development partnerships which was partially offset by a $60,000 increase in administrative expense reimbursements from oil and natural gas joint venture partners.

General and administrative expenses decreased $92,000 (2%) for the six months ended March 31, 2014, as compared to the same period in the prior year. The decrease was primarily due to the fact that general and administrative expenses in the current year period included a $190,000 reduction in stock appreciation rights expense resulting from a decline in the market price of the Company’s stock, as compared to a $41,000 reduction in stock appreciation rights expense in the prior period, and a $152,000 increase in administrative expense reimbursements from oil and natural gas joint venture partners. These decreases were partially offset by a $212,000 increase in professional services due to increased legal costs and costs associated with the accounting for the acquisition of ownership interests in the land development partnerships.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $428,000 (18%) for the three months ended March 31, 2014, as compared to the same period in the prior year. The decrease was primarily due to a 14% decrease in net production and a 9% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar partially offset by a 4% increase in the depletion rate.

Depletion, depreciation, and amortization decreased $943,000 (19%) for the six months ended March 31, 2014, as compared to the same period in the prior year. The decrease was primarily due to a 14% decrease in net production and a 7% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar partially offset by a 2% increase in the depletion rate.

Reduction of carrying value of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at March 31, 2013 and December 31, 2012. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,179,000 and $4,506,000 during the three and six months ended March 31, 2013, respectively. No such reduction was necessary during the three and six months ended March 31, 2014.

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

Equity in loss of affiliates

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired 19.6% interest in each WB Kukio Resorts, LLC, WB Maniniowali, LLC, and WB Kaupulehu, LLC for $5,140,000. Barnwell’s investment in these entities is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $116,000 and $263,000 during the three and six months ended March 31, 2014, respectively.

Interest expense

Interest expense increased $48,000 (33%) and $59,000 (20%) for the three and six months ended March 31, 2014, respectively, as compared to the same periods in the prior year primarily due to the increase in outstanding debt as a result of the land investment loan which Barnwell obtained on November 27, 2013.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2014, after adjusting loss before income taxes for non-controlling interests, was 225% and (55%), respectively, as compared to 21% and 19% for the three and six months ended March 31, 2013, respectively.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that Canadian income taxes are not sheltered by U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have any future U.S. tax benefit prior to expiration.

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

Net loss attributable to non-controlling interests for the three months ended March 31, 2014 totaled $39,000, as compared to net earnings attributable to non-controlling interests of $21,000 for the same period in the prior year. Net loss attributable to non-controlling interests for the six months ended March 31, 2014 totaled $50,000, as compared to net loss attributable to non-controlling interests of $19,000 for the same period in the prior year. The $60,000 (286%) and $31,000 (163%) changes are due primarily to impacts to non-controlling interests of higher revenues reported by the land investment segment in the prior year periods as compared to the same periods in the current year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations and land investment segment proceeds. At March 31, 2014, Barnwell had $7,163,000 in cash and cash equivalents and $2,571,000 in working capital.

Cash Flows

Cash flows provided by operations totaled $3,010,000 for the six months ended March 31, 2014, as compared to $1,508,000 for the same period in the prior year. This $1,502,000 increase was primarily due to higher oil and natural gas segment operating results in the current period.

Net cash used in investing activities totaled $4,922,000 during the six months ended March 31, 2014, as compared to $1,823,000 during the same period of the prior year. The increase was primarily due to a $5,140,000 payment to acquire interest in the land development partnerships and a $573,000 increase in cash outflows for oil and natural gas capital expenditures. These increases were partially offset by proceeds of $2,828,000 received from the sale of oil and natural gas properties.

Cash flows provided by financing activities totaled $1,363,000 for the six months ended March 31, 2014, as compared to $139,000 of cash flows used in financing activities during the same period of the prior year. The $1,502,000 increase in cash flows was primarily due to a $3,484,000 net increase in debt borrowings as compared to the prior year period due to the land investment loan which was obtained on November 27, 2013 partially offset by an increase in debt repayments. Additionally, there was a $1,947,000 increase in restricted cash, which includes an interest reserve account and a pledged deposit account related to the land investment loan.

Credit Arrangements

In March 2014, Barnwell repaid $1,500,000 of the credit facility at Royal Bank of Canada. During the three and six months ended March 31, 2014, Barnwell realized a foreign currency transaction gain of $48,000 as a result of the repayment of U.S. dollar denominated debt using Canadian dollars.

On April 29, 2014, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed.  The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $11,800,000 Canadian dollars, or US$10,675,000 at the March 31, 2014 exchange rate of 0.9047, from $20,000,000 Canadian dollars. A portion of the decrease in the facility contemplates the decrease in security resulting from the sales of oil and natural gas properties discussed below in “Oil and Natural Gas Properties.” The other material terms of the credit facility remain unchanged.

Borrowings under this facility were US$10,500,000 at March 31, 2014 and unused credit available based on the amended facility terms was US$175,000 of which approximately US$109,000 relates to an unused letter of credit. The interest rate on the facility at March 31, 2014 was 2.65%. The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at the Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at the Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. Principal and interest are paid monthly and are determined based on a loan amortization schedule. Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of the house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at March 31, 2014 was 3.53% and was adjusted to 3.41% effective April 1, 2014. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

On November 27, 2013, Barnwell, through affiliated entities, entered into a non-revolving loan with a Hawaii bank for $5,000,000 to fund the acquisition of interests in the land development partnerships and certain acquisition costs. The bank loan matures in December 2015, with an option to extend one year, accrues interest for the first year at 4.5% and resets annually thereafter to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or to the lender’s base rate plus 0.50%. The loan is collateralized by Kaupulehu Developments’ rights to percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, a second mortgage on Kaupulehu 2007’s lots together with all improvements thereon, the interest in the land development partnerships and any distributions from the partnerships, a $947,000 interest reserve account and a $1,000,000 pledged deposit account. Barnwell is a guarantor of the loan. Principal payments are due upon the receipt of percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, the sale of Kaupulehu 2007’s real estate held for sale and residential parcels and the receipt of cash distributions from the land development partnerships.

The loan agreements contain provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 2.65 to 1.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $505,000 and $2,261,000 for the three and six months ended March 31, 2014, respectively, as compared to $1,760,000 and $3,625,000 for the same periods in the prior year. Management expects that oil and natural gas capital expenditures in fiscal 2014 will range from $4,000,000 to $4,500,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

During the three months ended March 31, 2014, Barnwell did not participate in the drilling of any wells. During the six months ended March 31, 2014, Barnwell participated in the drilling of two gross (1.2 net) development wells in Canada, however both wells were part of the oil assets in the Mantario area of Saskatchewan, Canada which were sold on February 20, 2014 as discussed further below in “Oil and Natural Gas Properties.” The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein. For example, a 50% interest in a well represents one gross well, but 0.5 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Oil and Natural Gas Properties

In February 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil properties located in the Mantario area of Saskatchewan, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to $2,726,000 in order to, among other things, reflect an economic effective date of January 1, 2014. The final determination of the customary adjustments to the purchase price will be made approximately 90 days after closing. Net oil production from Mantario was approximately 16,000 barrels of oil equivalent (“Boe”), or approximately 3% of total net oil and natural gas production, for the year ended September 30, 2013. As of September 30, 2013, estimated net proved oil reserves volumes associated with this property was 35,000 Boe, or approximately 1% of the total reserve volumes at that date.

During the six months ended March 31, 2014, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $102,000.

In April 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil and gas properties located in the Chauvin, Cessford and Rat Creek areas of Alberta, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $4,511,000 in order to, among other things, reflect an economic effective date of March 1, 2014. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing. Barnwell received approximately $2,256,000 in cash representing the adjusted purchase price less amounts withheld by the buyer for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Upon determination by the Canada Revenue Agency of the necessary tax deposits, the buyer is to release the required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell.  Net oil and natural gas production from these properties was approximately 24,000 Boe, or approximately 4% of total net oil and natural gas production, for the year ended September 30, 2013. As of September 30, 2013, estimated net proved oil and natural gas reserve volumes associated with these properties was 132,000 Boe, or approximately 5% of the total reserve volumes at that date. This transaction is not expected to result in a significant alteration of the relationship between Barnwell’s capitalized costs and proved reserves and, accordingly, Barnwell will record the proceeds as a reduction of its full cost pool with no gain or loss on the sale.

In May 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in certain oil and gas properties located in the Boundary Lake area of Alberta and British Columbia, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $6,049,000 in order to, among other things, reflect an economic effective date of January 1, 2014. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing. Barnwell received approximately $2,956,000 in cash representing the adjusted purchase price less amounts withheld by the buyer for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Upon determination by the Canada Revenue Agency of the necessary tax deposits, the buyer is to release the required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell. Net oil and natural gas production from Boundary Lake was approximately 43,000 Boe, or approximately 7% of total net oil and natural gas production, for the year ended September 30, 2013. As of September 30, 2013, estimated net proved oil and natural gas reserve volumes associated with this property was 228,000 Boe, or approximately 8% of the total reserve volumes at that date. This transaction is not expected to result in a significant alteration of the relationship between Barnwell’s capitalized costs and proved reserves and, accordingly, Barnwell will record the proceeds as a reduction of its full cost pool with no gain or loss on the sale.

Barnwell intends to use the proceeds from these transactions to fund future investments in oil and gas properties and interests, reduce debt and for other corporate opportunities.

Other Considerations

We believe our sources of funds such as current cash balances, future operating cash flows and land investment segment proceeds will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest. However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sale proceeds are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the level of borrowings under the facility upon the April 2015 review, and/or we fall short of our key financial debt covenants for our real estate and land investment loans and are required to repay all or a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash inflows and/or higher cash outflows than expected, which in turn could have a material adverse effect on our operations, liquidity, cash flows and financial condition. Absent a sufficient sustained increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels. As such, the near-term and longer-term outlook for sources and uses of funds and oil and natural gas capital resources remains highly dependent on the factors noted above.

In the event our liquidity and capital resources are not sufficient to fund our future cash needs, the Company will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to make any required cash outflows. Events and circumstances that lead to results that significantly differ from management’s expectations could have a material adverse effect on our operations, liquidity, cash flows and financial condition.

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

As of March 31, 2014, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2014 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

In analyzing the value of our investment in land development partnerships, we have made assumptions about the level of future lot sales, operating and development costs, cash generation and market conditions. These assumptions are based on management’s and the general partner’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded, which could lead to an impairment of certain of these assets in the future.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: May 12, 2014	/s/ Russell M. Gifford
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