Form 10-K/A
period 2013-09-30
BARNWELL INDUSTRIES INC
filed 2014-06-20
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated by Reference

1. Portions of the Barnwell Industries, Inc. Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

Barnwell Industries, Inc. (“Barnwell” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 2013 (the “2013 Annual Report”).  This amendment to the 2013 Annual Report contains only Item 11 and Item 12 of Part III of the 2013 Annual Report, and the Company is not amending or supplementing any other information in its previously filed 2013 Annual Report.

Item 11 of Part III is being amended solely to revise the presentation of certain information contained therein to comport with the relevant regulations under Regulation S-K applicable to smaller reporting companies.

Item 12 of Part III is being amended solely to amend the amount of the Company’s common stock, par value $0.50 per share (“Common Stock”), beneficially owned by Mr. Morton H. Kinzler as of December 11, 2013 that is reflected in the table of “Security Ownership of Certain Beneficial Owners and Management” and the footnotes thereto.

Except for the information described above, this amendment does not reflect events occurring after the filing of the 2013 Annual Report, and, unless otherwise stated herein, the information contained in this amendment is current only as of the time of the 2013 Annual Report.  Except as described above, no other changes have been made to the 2013 Annual Report. Accordingly, this amendment should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the 2013 Annual Report.

ITEM 11.                             EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following Summary Compensation Table sets forth certain information regarding compensation paid during the fiscal years ended September 30, 2013, September 30, 2012 and September 30, 2011 to (1) Morton H. Kinzler, our Chairman of the Board of Directors and Chief Executive Officer, (2) Alexander C. Kinzler, our President, Chief Operating Officer and General Counsel, and (3) Russell M. Gifford, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

No Named Executive Officer was granted a stock award in fiscal year 2013, 2012 or 2011. As a result, such column has been omitted.

We reflect portions of our CEO’s and our President’s annual performance bonuses in the “Non-Equity Incentive Plan Compensation” column. These amounts represent cash payments for our CEO’s and our President’s 2013 performance under our 2008 Pay for Performance Plan (the “2008 Plan”).  Performance measures and targeted goals for the Company’s 2013 fiscal year performance period were established by the Compensation Committee in December 2012 and the Committee designated the CEO and the President (who is also the Company’s COO) to be eligible to participate in the 2008 Plan for fiscal year 2013.  The material terms of such performance measures and targeted goals are as follows:

The Compensation Committee determined that the sum of the following three components shall represent the maximum bonus that may be achieved under the 2008 Plan for fiscal 2013 by each of the CEO and the President/COO (the “2013 Maximum Bonus Amount”), which is designed so that the Company will be in compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended:

(a)      an amount equal to 5% of the earnings before income taxes on a GAAP basis of the Company;

(b)      the greater of (i) for an increase in earnings before income taxes on a GAAP basis over the prior fiscal year, 20% of the first 100% of such increase as calculated above, and 10% of the remaining amount of such increase; or (ii) for an increase in earnings attributable to the combined Land Investment and Residential Real Estate segments in the State of Hawaii on a GAAP basis over the prior fiscal year with respect to such segments, 20% of the first 100% of such increase and 10% of the remaining amount of such increase; and

(c)      for an increase in the Company’s market capitalization of up to 10%, determined by comparing the closing price of the Common Stock on September 30, 2012 and September 30, 2013, 10% of the amount of such increase.

The 2013 Maximum Bonus Amount for each participant shall in no case exceed 150% of such participant’s base salary as of January 2013.  Additionally, a decrease in earnings before income taxes or market capitalization will not decrease the amounts of the other respective components of the 2013 Maximum Bonus Amount.  The Committee, in its sole discretion, reserves the right to eliminate or reduce the 2013 Maximum Bonus Amount payable to the CEO and/or to the COO pursuant to the bonus formula described above and in addition or alternatively to grant ordinary bonuses.

The Compensation Committee determined that, pursuant to the adopted performance measures and targeted goals, the maximum bonus grant which could have been payable as calculated under the Plan was $19,000 as to our CEO, and $19,000 as to our President/COO.  The Compensation Committee reviewed the performance of our CEO and President/COO during fiscal 2013, analyzed the Company’s results for the year, reviewed the overall performance of management for the fiscal year, reviewed with management various factors the Committee takes into account in setting compensation, including individual and corporate, financial and non-financial performance, the creation of value for our stockholders, the long-term commitment and contributions of management to the Company, including the ownership by management of approximately 21% of the Company’s outstanding stock.  The Committee determined that, as a result of the Company’s 2013 performance, it was appropriate to pay the respective annual performance bonus amounts as shown in the table below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Morton H. Kinzler Chairman of the Board and Chief Executive Officer	2013 2012 2011	775,000 775,000 726,562	- - 32,000	15,000 - 93,000	54,739 68,696 137,978	1	844,739 843,696 989,540
Alexander C. Kinzler President, Chief Operating Officer and General Counsel	2013 2012 2011	650,000 650,000 617,500	- - 7,000	10,000 - 93,000	30,372 26,782 37,723	2	690,372 676,782 755,223
Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2013 2012 2011	525,000 525,000 505,313	10,000 - 90,000	- - -	18,824 22,400 25,687	2	553,824 547,400 621,000

__________________________________
1	This amount represents perquisites received with respect to (1) personal use of Company office; (2) medical insurance; (3) medical expense reimbursements; (4) companion air travel; (5) club memberships; (6) vehicle expense (including depreciation on a straight-line basis with a 7-year life); (7) in-office meals; and (8) supplementary retirement payments made pursuant to an agreement with the Company.

2	This amount represents perquisites received with respect to: (1) medical insurance; (2) medical expense reimbursements; (3) a club membership; (4) vehicle expense (including depreciation on a straight-line basis with a 7-year life); and (5) imputed interest on a loan from the Company made prior to the enactment of the Sarbanes-Oxley Act.

Outstanding Equity Awards At Fiscal Year-End 2013

The following table sets forth grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended September 30, 2013 to each of the Named Executive Officers.  No Named Executive Officer held unvested stock awards as of fiscal year end 2013.  As a result, such columns have been omitted.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Morton H. Kinzler	None	None	N/A	N/A
Alexander C. Kinzler	120,000 100,000 93,750	- - 31,250	8.80 12.92 4.32	12/2014 2/2017 12/2019
Russell M. Gifford	60,000 36,000 75,000 45,000	- - - 22,500	8.62 8.80 11.40 4.32	12/2014 12/2014 05/2018 12/2019

If a change in control occurs, then all unvested stock options will accelerate and will become exercisable in full.  Assuming a change in control occurred September 30, 2013 and using the closing price of the Company’s stock on that date, the value of the accelerated vesting of these options would be $0 and $0 for Mr. A. Kinzler and Mr. Gifford, respectively.

Pension Plan and Other Plans

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

All three of Barnwell’s Named Executive Officers participates in each of the plans described above.

DIRECTOR COMPENSATION

The Company’s program of director compensation is intended to fairly pay directors for work required for a company of our size and scope. Directors who are not officers of the Company receive an annual fee of $20,000 and are reimbursed for expenses incurred in connection with meeting attendance.  The Chairmen of the Compensation Committee and the Reserves Committee receive an additional $12,000 annual fee and the Chairperson of the Audit Committee receives an additional $25,000 annual fee.  The members of the Executive Committee, Reserves Committee and Compensation Committee, other than the Chairmen, receive an additional $2,500 annual fee. The members of the Audit Committee, other than the Chairperson, receive an additional $10,000 annual fee.

Non-Employee Director Compensation

The following Non-Employee Director Compensation table sets forth information with regard to the Board of Directors with regard to compensation paid to them during the fiscal year ended September 30, 2013.  Directors who are officers of the Company do not receive any fees for their service as directors and their compensation as officers of the Company is disclosed in the Summary Compensation Table.

No named director was granted a stock award or option award in fiscal year 2013 nor earned any non-equity incentive plan compensation in fiscal year 2013. As a result, such columns have been omitted.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Martin Anderson	35,000	35,000
Murray C. Gardner, Ph.D.	47,000	47,000
Diane G. Kranz	50,000	50,000
Kevin K. Takata	32,500	32,500
Ahron H. Haspel	47,000	47,000
Robert J. Inglima, Jr.	32,500	32,500
James S. Barnwell III	21,250	21,250

AUDIT COMMITTEE

The members of the Audit Committee are Ms. Kranz, Chairperson, Dr. Gardner, and Messrs. Anderson, Takata, Haspel, Inglima and Barnwell.  All of the members of the Audit Committee are independent (as independence is defined in Section 803 (A) of the NYSE MKT listing standards).  The Board of Directors has determined that the Audit Committee has two audit committee financial experts, Ms. Kranz and Mr. Haspel, who are both financial experts based on their being Certified Public Accountants.  The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on our website.  The Audit Committee reviews the services of the independent accountants employed by the Company to audit the consolidated financial statements of the Company. The Audit Committee periodically reviews major issues regarding accounting and auditing principles and practices, the adequacy of internal controls that could affect the consolidated financial statements as well as all related party transactions and potential conflicts of interest.  During the fiscal year ended September 30, 2013, the Audit Committee held four meetings.

REPORT OF THE AUDIT COMMITTEE

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management, and the Audit Committee has discussed with KPMG LLP, the independent registered public accounting firm, the matters required to be discussed by Statement on Auditing Standards No. 61 (Codification of Statements on Auditing Standards, AU § 380), as such may be modified or supplemented.  The Audit Committee has also received the written disclosures and the letter from KPMG LLP that are required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committee) as may be modified or supplemented, and has discussed with KPMG LLP its independence.  Based upon its discussions with management and with KPMG LLP, the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Audit Fees

The aggregate fees billed to the Company by KPMG LLP, the Company’s independent registered public accounting firm, for professional services rendered in connection with the audit of the annual financial statements included in the Company’s Form 10-K, review of financial statements included in the Company’s Form 10-Qs and services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended September 30, 2013 totaled $301,200.  For the comparable services provided for the fiscal year ended September 30, 2012, KPMG LLP billed the Company $307,400.

Audit-Related Fees

For the fiscal years ended September 30, 2013 and September 30, 2012, KPMG LLP, the Company’s independent registered public accounting firm, did not bill the Company for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements.

Tax Fees

The aggregate fees billed to the Company by KPMG LLP, the Company’s independent registered public accounting firm, for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2013 totaled $67,100 and for the fiscal year ended September 30, 2012 totaled $82,000.

All Other Fees

For the fiscal years ended September 30, 2013 and September 30, 2012, KPMG LLP, the Company’s independent registered public accounting firm, did not bill the Company for any fees other than Audit Fees and Tax Fees.

Pre-approval Policies and Procedures

The Audit Committee pre-approves all services provided to the Company by the independent registered public accounting firm through the following policies and procedures:  (1) the Audit Committee reviews with the Company’s independent registered public accounting firm its audit plan and report thereon, including estimated Audit Fees, Audit-Related Fees, Tax Fees and Other Fees; (2) upon review of such audit plan and estimated fees, the Audit Committee may pre-approve the provision of such products and services and the payment therefor; and (3) at subsequent meetings of the Audit Committee, the Audit Committee reviews the status of the provision of all products and services from the Company’s independent registered public accounting firm to the Company and payment therefor, and may pre-approve the provision of additional products and services as necessary.

Audit Committee of the Board of Directors

Diane G. Kranz, Chairperson
Murray C. Gardner
Martin Anderson
Kevin K. Takata
Ahron H. Haspel
Robert J. Inglima, Jr.
James S. Barnwell III

EXECUTIVE COMMITTEE

The members of the Executive Committee are Mr. Morton Kinzler, Chairman, and Messrs. Anderson, Alexander Kinzler, Haspel, Dr. Gardner and Ms. Kranz.  The Executive Committee has and may exercise all the powers of the Board of Directors when the Board is not in session, subject to certain limitations in the Company’s Bylaws.  During the fiscal year ended September 30, 2013, the Executive Committee held no meetings.

RESERVES COMMITTEE

The members of the Reserves Committee are Dr. Murray C. Gardner, Chairman, and Messrs. Inglima, Haspel, Takata, Barnwell, Gifford and Alexander Kinzler.  During the fiscal year ended September 30, 2013, the Reserves Committee held one meeting.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Below are the transactions that occurred during fiscal year 2013 in which, to our knowledge, the Company was or is a party, in which the amount involved exceeded $120,000, and in which any director, director nominee, executive officer, person known by us to be a holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Transactions with Drs. Sudarsky and Magaro

Dr. R. David Sudarsky and Dr. Joseph E. Magaro are persons known by the Company to be holders of more than 5% of the Company’s Common Stock.  Dr. Sudarsky and Dr. Magaro are working interest owners in certain oil and gas properties managed by the Company and in which the Company also holds a working interest.  As owners of the working interests in these properties, they are required to pay their proportionate share of costs and are entitled to receive their proportionate share of revenues in the normal course of business from these properties.  During fiscal year 2013, Dr. Sudarsky and Dr. Magaro earned revenues from their working interests in these properties, net of costs, of approximately $793,000 and $616,000 respectively.

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 11, 2013, with respect to the beneficial ownership of the Common Stock,  the sole voting security of the Company, by (i) each person known to the Company who beneficially owns more than 5% of the Common Stock, (ii) each director and nominee of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership1		Percent Of Class

Joseph E. Magaro	401 Riversville Road Greenwich, Connecticut	1,263,060		15.3%
R. David Sudarsky	3015 North Ocean Boulevard Ft. Lauderdale, Florida	727,600	2	8.8%
Ned L. Sherwood	4731 North Highway A1A Suite 213 Vero Beach, Florida	899,622	3	10.9%
Dimensional Fund Advisors LP	Palisades West, Building One 6300 Bee Cave Road Austin, Texas	487,397	4	5.9%
Morton H. Kinzler	1100 Alakea Street, Suite 2900 Honolulu, Hawaii	2,082,008	5	25.2%
Martin Anderson	620 Sand Hill Road, Apt. 422F Palo Alto, California	5,000		*
Murray C. Gardner, Ph.D.	P. O. Box 1657 Kamuela, Hawaii	23,890		*
Alexander C. Kinzler	1100 Alakea Street, Suite 2900 Honolulu, Hawaii	648,500	6	7.5%
Russell M. Gifford	1100 Alakea Street, Suite 2900 Honolulu, Hawaii	328,000	7	3.9%
Diane G. Kranz	145 East 57th Street New York, New York	18,000		*
Kevin K. Takata	c/o 1100 Alakea Street, Suite 2900, Honolulu, Hawaii	850		*
Ahron H. Haspel	220 East 65th Street New York, New York	2,000		*
Robert J. Inglima, Jr.	1 Deerhill Drive Ho-Ho-Kus, New Jersey	14,800	8	*
James S. Barnwell III	407 Driftwood Street Rockwall, Texas	10,726		*
All directors and executive officers as a group (10 persons)		3,133,774	9	35.4%

___________________________________
1	A person is deemed to be the beneficial owner of securities that such person can acquire as of and within the 60 days following the date of this table upon the exercise of options. Each beneficial owner’s percentage of ownership is determined by assuming that options or conversion rights that are held by such person (but not those held by any other person) and which are exercisable as of and within 60 days following the date of this table have been exercised. For purposes of the footnotes that follow, “currently exercisable” means options that are exercisable as of and within 60 days following the date of this table. Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.

2	The 727,600 shares of Common Stock owned by Dr. R. David Sudarsky also are subject to a power of attorney that Dr. Sudarsky granted to Mr. Morton Kinzler.

3	Represents shares held as of June 11, 2013 as reported on Schedule 13D filed by Ned L. Sherwood. According to such filing, Mr. Sherwood may be deemed to beneficially own 899,622.138 shares of Common Stock of the Company, which includes (i) 661,584.138 shares of Common Stock of the Company held by MRMP Managers LLC, of which Mr. Sherwood is the chief investment officer and (ii) 238,038 shares of Common Stock of the Company held by Ned L. Sherwood Revocable Trust, of which Mr. Sherwood is the beneficiary and trustee.

4	Represents shares of Common Stock held as of December 31, 2012 as reported on Schedule 13G filed by Dimensional Fund Advisors LP (“Dimensional”). As reported on Schedule 13G, Dimensional is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940. Dimensional has sole voting power of 484,729 shares of Common Stock of the Company and sole dispositive power of 487,397 shares of Common Stock of the Company.

5	Includes 727,600 shares of Common Stock owned by Dr. Sudarsky with respect to which Mr. Morton Kinzler was appointed attorney-in-fact by Dr. Sudarsky pursuant to a power of attorney and 1,848 shares of Common Stock owned by Mr. Kinzler’s wife, to which Mr. Morton Kinzler disclaims beneficial ownership.

6	Includes 3,000 shares of Common Stock owned by his children to which Mr. A. Kinzler disclaims beneficial ownership and currently exercisable options to acquire 345,000 shares of Common Stock.

7	Includes 3,300 shares of Common Stock owned by his children to which Mr. Gifford disclaims beneficial ownership and currently exercisable options to acquire 238,500 shares of Common Stock.

8	Includes 1,800 shares of Common Stock owned by his children to which Mr. Inglima disclaims beneficial ownership.

9	Includes currently exercisable options held by executive officers of the Company to acquire 583,500 shares of Common Stock.

*	Represents less than 1% of the outstanding shares of Common Stock of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Date:	June 19, 2014

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002