Form 10-Q
period 2014-06-30
BARNWELL INDUSTRIES INC
filed 2014-08-12
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                  ☐ Yes    ☒ No

As of August 8, 2014 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                     FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,255,000	$7,828,000
Restricted cash	216,000	-
Accounts and other receivables, net of allowance for doubtful accounts of:
$35,000 at June 30, 2014; $43,000 at September 30, 2013	9,333,000	3,287,000
Prepaid expenses	273,000	230,000
Real estate held for sale	5,448,000	5,448,000
Other current assets	593,000	2,234,000

Total current assets	26,118,000	19,027,000

Restricted cash, net of current portion	1,676,000	-

Investments	7,145,000	2,381,000

Property and equipment	230,685,000	252,872,000
Accumulated depletion, depreciation, and amortization	(209,268,000)	(211,566,000)

Property and equipment, net	21,417,000	41,306,000

Total assets	$56,356,000	$62,714,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,777,000	$4,415,000
Accrued capital expenditures	410,000	1,846,000
Accrued incentive and other compensation	1,168,000	1,652,000
Accrued operating and other expenses	2,865,000	2,670,000
Current portion of long-term debt	5,635,000	5,240,000
Other current liabilities	2,095,000	624,000

Total current liabilities	14,950,000	16,447,000

Long-term debt	10,399,000	11,400,000

Liability for retirement benefits	2,953,000	3,137,000

Asset retirement obligation	6,786,000	7,520,000

Deferred income taxes	1,627,000	1,890,000

Total liabilities	36,715,000	40,394,000

Commitments and contingencies (Note 12)

Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at June 30, 2014 and September 30, 2013	4,223,000	4,223,000
Additional paid-in capital	1,307,000	1,289,000
Retained earnings	14,042,000	15,532,000
Accumulated other comprehensive income, net	1,659,000	2,991,000
Treasury stock, at cost:
167,900 shares at June 30, 2014 and September 30, 2013	(2,286,000)	(2,286,000)

Total stockholders’ equity	18,945,000	21,749,000
Non-controlling interests	696,000	571,000

Total equity	19,641,000	22,320,000

Total liabilities and equity	$56,356,000	$62,714,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Revenues:
Oil and natural gas	$4,619,000	$4,774,000	$16,343,000	$16,019,000
Contract drilling	1,548,000	248,000	4,475,000	1,668,000
Sale of interest in leasehold land, net	258,000	-	378,000	282,000
Gas processing and other	385,000	160,000	696,000	533,000

	6,810,000	5,182,000	21,892,000	18,502,000
Costs and expenses:
Oil and natural gas operating	2,111,000	2,406,000	6,774,000	7,448,000
Contract drilling operating	1,268,000	367,000	3,669,000	1,628,000
General and administrative	1,844,000	2,105,000	6,049,000	6,354,000
Depletion, depreciation, and amortization	1,296,000	1,372,000	5,364,000	6,383,000
Reduction of carrying value of assets	-	-	-	4,506,000
Interest expense	165,000	146,000	520,000	442,000

	6,684,000	6,396,000	22,376,000	26,761,000

Income (loss) before equity in loss of affiliates and income taxes	126,000	(1,214,000)	(484,000)	(8,259,000)

Equity in loss of affiliates	(113,000)	-	(376,000)	-

Income (loss) before income taxes	13,000	(1,214,000)	(860,000)	(8,259,000)

Income tax provision (benefit)	211,000	51,000	662,000	(1,285,000)

Net loss	(198,000)	(1,265,000)	(1,522,000)	(6,974,000)

Less: Net earnings (loss) attributable to non-controlling interests	18,000	(40,000)	(32,000)	(59,000)

Net loss attributable to Barnwell Industries, Inc.	$(216,000)	$(1,225,000)	$(1,490,000)	$(6,915,000)

Basic net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.03)	$(0.15)	$(0.18)	$(0.84)

Diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.03)	$(0.15)	$(0.18)	$(0.84)

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160	8,277,160	8,277,160
Diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(198,000)	$(1,265,000)	$(1,522,000)	$(6,974,000)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	356,000	(867,000)	(1,345,000)	(1,837,000)
Retirement plans - amortization of accumulated other comprehensive (income) loss into net periodic benefit cost, net of taxes of $0	(3,000)	64,000	13,000	194,000

Total other comprehensive income (loss)	353,000	(803,000)	(1,332,000)	(1,643,000)

Total comprehensive income (loss)	155,000	(2,068,000)	(2,854,000)	(8,617,000)

Less: Comprehensive income (loss) attributable to non-controlling interests	18,000	(40,000)	(32,000)	(59,000)

Comprehensive income (loss) attributable to Barnwell Industries, Inc.	$137,000	$(2,028,000)	$(2,822,000)	$(8,558,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,522,000)	$(6,974,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of affiliates	376,000	-
Depletion, depreciation, and amortization	5,364,000	6,383,000
Reduction of carrying value of assets	-	4,506,000
Foreign exchange gain	(271,000)	-
Retirement benefits expense	184,000	463,000
Accretion of asset retirement obligation	330,000	283,000
Deferred income tax benefit	(225,000)	(1,220,000)
Asset retirement obligation payments	(110,000)	(174,000)
Share-based compensation benefit	(209,000)	(118,000)
Retirement plan contributions	(354,000)	(253,000)
Sale of interest in leasehold land, net	(378,000)	(282,000)
Real estate held for sale	-	(139,000)
Increase from changes in current assets and liabilities	1,302,000	1,389,000

Net cash provided by operating activities	4,487,000	3,864,000

Cash flows from investing activities:
Proceeds from sale of oil and natural gas assets	8,448,000	-
Proceeds from gas over bitumen royalty adjustments	12,000	39,000
Proceeds from sale of interest in leasehold land, net of fees paid	378,000	282,000
Payment to acquire interest in affiliates	(5,140,000)	-
Capital expenditures - oil and natural gas	(3,382,000)	(3,549,000)
Capital expenditures - all other	(42,000)	(2,000)

Net cash provided by (used in) investing activities	274,000	(3,230,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	5,000,000	503,000
Repayments of long-term debt	(5,606,000)	(888,000)
Increase in restricted cash	(1,892,000)	-
Distributions to non-controlling interests	(13,000)	-
Contributions from non-controlling interests	170,000	153,000

Net cash used in financing activities	(2,341,000)	(232,000)

Effect of exchange rate changes on cash and cash equivalents	7,000	(132,000)

Net increase in cash and cash equivalents	2,427,000	270,000
Cash and cash equivalents at beginning of period	7,828,000	8,845,000

Cash and cash equivalents at end of period	$10,255,000	$9,115,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended June 30, 2014 and 2013

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at March 31, 2013	8,277,160	$4,223,000	$1,289,000	$18,405,000	$1,482,000	$(2,286,000)	$578,000	$23,691,000
Contributions from non-controlling interests							38,000	38,000
Net loss				(1,225,000)			(40,000)	(1,265,000)
Foreign currency translation adjustments, net of taxes of $0					(867,000)			(867,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					64,000			64,000
Balance at June 30, 2013	8,277,160	$4,223,000	$1,289,000	$17,180,000	$679,000	$(2,286,000)	$576,000	$21,661,000

Balance at March 31, 2014	8,277,160	$4,223,000	$1,299,000	$14,258,000	$1,306,000	$(2,286,000)	$601,000	$19,401,000
Distributions to non-controlling interests							(13,000)	(13,000)
Contributions from non-controlling interests							90,000	90,000
Net (loss) earnings				(216,000)			18,000	(198,000)
Share-based compensation			8,000					8,000
Foreign currency translation adjustments, net of taxes of $0					356,000			356,000
Retirement plans - amortization of accumulated other comprehensive income into net periodic benefit cost, net of taxes of $0					(3,000)			(3,000)
Balance at June 30, 2014	8,277,160	$4,223,000	$1,307,000	$14,042,000	$1,659,000	$(2,286,000)	$696,000	$19,641,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Nine months ended June 30, 2014 and 2013

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income	Stock	Interests	Equity
Balance at September 30, 2012	8,277,160	$4,223,000	$1,289,000	$24,095,000	$2,322,000	$(2,286,000)	$482,000	$30,125,000
Contributions from non-controlling interests							153,000	153,000
Net loss				(6,915,000)			(59,000)	(6,974,000)
Foreign currency translation adjustments, net of taxes of $0					(1,837,000)			(1,837,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					194,000			194,000
Balance at June 30, 2013	8,277,160	$4,223,000	$1,289,000	$17,180,000	$679,000	$(2,286,000)	$576,000	$21,661,000

Balance at September 30, 2013	8,277,160	$4,223,000	$1,289,000	$15,532,000	$2,991,000	$(2,286,000)	$571,000	$22,320,000
Distributions to non-controlling interests							(13,000)	(13,000)
Contributions from non-controlling interests							170,000	170,000
Net loss				(1,490,000)			(32,000)	(1,522,000)
Share-based compensation			18,000					18,000
Foreign currency translation adjustments, net of taxes of $0					(1,345,000)			(1,345,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					13,000			13,000
Balance at June 30, 2014	8,277,160	$4,223,000	$1,307,000	$14,042,000	$1,659,000	$(2,286,000)	$696,000	$19,641,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2014, results of operations, comprehensive income (loss), and equity for the three and nine months ended June 30, 2014 and 2013, and cash flows for the nine months ended June 30, 2014 and 2013, have been made. The results of operations for the period ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

Barnwell analyzes its unconsolidated affiliates in which it has an investment to determine whether the unconsolidated entities are VIEs and, if so, whether the Company is the primary beneficiary. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. At June 30, 2014, our unconsolidated affiliates that have been determined to be VIEs are accounted under the equity method because we do not have a controlling financial interest and are therefore not the VIE’s primary beneficiary (see Note 5).

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

Potentially dilutive shares consist of the common shares issuable upon the exercise of outstanding stock options (both vested and non-vested) using the treasury stock method. Options to purchase 837,250 and 777,250 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2014 and 2013, respectively, as their inclusion would have been antidilutive due to the net loss attributable to Barnwell stockholders.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended June 30, 2014
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(216,000)	8,277,160	$(0.03)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(216,000)	8,277,160	$(0.03)

	Nine months ended June 30, 2014
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(1,490,000)	8,277,160	$(0.18)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(1,490,000)	8,277,160	$(0.18)

	Three months ended June 30, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(1,225,000)	8,277,160	$(0.15)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(1,225,000)	8,277,160	$(0.15)

	Nine months ended June 30, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(6,915,000)	8,277,160	$(0.84)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(6,915,000)	8,277,160	$(0.84)

3.         SHARE-BASED PAYMENTS

The Company’s share-based compensation benefit and related income tax effects are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013

Share-based compensation benefit	$(19,000)	$(77,000)	$(209,000)	$(118,000)

Income tax effect	$-	$-	$-	$-

Share-based compensation benefit recognized in losses for the three and nine months ended June 30, 2014 and 2013 are reflected in “General and administrative” expenses in the Condensed Consolidated Statements of Operations. There was no impact on income taxes for the three and nine months ended June 30, 2014 and 2013 due to a full valuation allowance on the related deferred tax asset.

As of June 30, 2014, there was $89,000 of total unrecognized compensation cost related to nonvested share options. That cost is expected to be recognized over 3.4 years. The weighted-average grant date fair value of employee options granted during the nine months ended June 30, 2014 was $2.04 (no options were granted during the three months ended June 30, 2014 or during the three and nine months ended June 30, 2013).

Equity-classified Awards

In December 2013, Barnwell granted non-qualified options with an exercise price equal to the closing market price of Barnwell’s stock on the date of grant, that vest annually over four years of continuous service, and that expire ten years from the date of grant.

The following assumptions were used in estimating fair value for equity-classified share options in the nine months ended June 30, 2014:

Expected volatility	55.6%
Expected dividends	0.0%
Expected term (in years)	10.0
Risk-free interest rate	3.0%
Expected forfeitures	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2013 through June 30, 2014 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2013	60,000	$8.62
Granted	30,000	3.01
Exercised	-
Expired/Forfeited	-
Outstanding at June 30, 2014	90,000	$6.75	3.4	$-

Exercisable at June 30, 2014	60,000	$8.62	0.4	$-

Total share-based compensation expense for equity-classified awards vested in the three and nine months ended June 30, 2014 was $8,000 and $18,000, respectively. There was no share-based compensation expense for equity-classified awards in the prior year periods.

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

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

	Nine months ended June 30,
	2014	2013

Expected volatility range	34.1% to 57.1%	49.8% to 64.4%
Weighted-average volatility	50.1%	60.0%
Expected dividends	0.0%	0.0%
Expected term (in years)	0.4 to 9.5	1.4 to 6.5
Risk-free interest rate	0.1% to 2.5%	0.3% to 1.9%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2013 through June 30, 2014 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
Options	Shares	Price	(in years)	Value
Outstanding at October 1, 2013	717,250	$8.37
Granted	30,000	3.01
Exercised	-
Expired/Forfeited	-
Outstanding at June 30, 2014	747,250	$8.15	3.9	$-

Exercisable at June 30, 2014	717,250	$8.37	3.7	$-

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013

Due to vesting	$8,000	$8,000	$18,000	$32,000
Due to remeasurement	(35,000)	(85,000)	(245,000)	(150,000)

Total share-based compensation benefit for liability-based awards	$(27,000)	$(77,000)	$(227,000)	$(118,000)

4.         REAL ESTATE HELD FOR SALE

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) currently owns one luxury residence that is available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

5.                                    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	June 30,	September 30,
	2014	2013

Investment in two residential parcels	$2,331,000	$2,331,000
Investment in land development partnerships	4,764,000	-
Investment in leasehold land interest – Lot 4C	50,000	50,000

Total investments	$7,145,000	$2,381,000

Investment in two residential parcels

Kaupulehu 2007 owns two residential parcels in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

Investment in land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% ownership interest in each WB Kukio Resorts, LLC, WB Maniniowali, LLC and WB Kaupulehu, LLC for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii. WB Kaupulehu, LLC, which is comprised of WB KD Acquisition, LLC (“WB”) and WB KD Acquisition II, LLC (“WBKD”), is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell, through affiliated entities, borrowed $5,000,000 under a new bank loan to fund the acquisition. Barnwell’s investment in these entities is accounted for using the equity method of accounting.

The limited liability limited partnership agreements provide for a priority return of Barnwell’s investment prior to profit distributions. Net profits, losses and cash flows of the partnerships are allocated to Barnwell and the other partners at varying percentages based on whether the initial and any additional capital contributions have been repaid to the investors.

The initial accounting for the acquisition by the controlling general partner of the investees is incomplete as the general partner is currently in the process of performing an acquisition date audit. Based on the investees’ unaudited financial statements from the general partner, Barnwell was allocated partnership losses of $113,000 and $376,000 during the three and nine months ended June 30, 2014, respectively. The adjustment to the estimated basis difference between the underlying equity in net assets of the investees and the carrying value of Barnwell’s investment as a limited partner as a result of activity during the three and nine months ended June 30, 2014, based on the unaudited information from the investees, was not material. The unaudited financial information for the investees from the general partner is subject to change upon completion of the audit and the change could have a material impact on Barnwell’s reported results of operations.

Barnwell, as well as WB, WBKD and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at June 30, 2014 totaled approximately $5,400,000 and relate to certain construction contracts of WB and WBKD. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, WB, WBKD and certain other owners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of June 30, 2014, Barnwell’s maximum loss exposure as a result of its investment in the land development partnerships was $10,164,000, consisting of the carrying value of the investment of $4,764,000 and $5,400,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the land development partnerships is as follows:

	Three months ended	November 27, 2013 -
	June 30, 2014	June 30, 2014

Revenue	$2,499,000	$4,121,000
Gross profit	$1,410,000	$3,003,000
Loss from operations	$(431,000)	$(1,259,000)
Net loss	$(417,000)	$(1,226,000)

Percentage of sales payments

Kaupulehu Developments has the right to receive payments resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area in two increments (“Increment I” and “Increment II”) (see Note 15).

The following table summarizes the Increment I percentage of sales payment revenues received from WB:

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013

Sale of interest in leasehold land:
Proceeds	$300,000	$-	$440,000	$300,000
Fees	(42,000)	-	(62,000)	(18,000)

Revenues – sale of interest in leasehold land, net	$258,000	$-	$378,000	$282,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

6.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	June 30,	September 30,
	2014	2013

Canadian revolving credit facility	$7,000,000	$12,000,000
Real estate loan	4,235,000	4,640,000
Land investment loan	4,799,000	-

	16,034,000	16,640,000
Less: current portion	(5,635,000)	(5,240,000)

Total long-term debt	$10,399,000	$11,400,000

Canadian revolving credit facility

On April 29, 2014, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $11,800,000 Canadian dollars, or US$11,053,000 at the June 30, 2014 exchange rate, from $20,000,000 Canadian dollars. A portion of the decrease in the facility contemplates the decrease in security resulting from the sales of oil and natural gas properties discussed in Note 14. The other material terms of the credit facility remain unchanged.

Borrowings under this facility were $7,000,000 at June 30, 2014 and unused credit available was $3,924,000 after consideration of issued letters of credit totaling $129,000. The interest rate on the facility at June 30, 2014 was 2.65%.

The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance. Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2015. Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank. If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter). Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2015, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2015. As no debt repayments will be required on or before June 30, 2015, the entire outstanding loan balance at June 30, 2014 is classified as long-term debt.

During the nine months ended June 30, 2014, Barnwell realized a foreign currency transaction gain of $271,000, which was due to the repayment of $5,000,000 of the U.S. dollar denominated credit facility using Canadian dollars.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. Principal and interest are paid monthly and are determined based on a loan amortization schedule. The monthly payment will change as a result of an annual change in the interest rate, the sale of the house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at June 30, 2014 was 3.41%. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

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

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at June 30, 2014 under the term loan has been classified as a current liability.

Land investment loan

On November 27, 2013, Barnwell, through affiliated entities, entered into a non-revolving loan with a Hawaii bank for $5,000,000 to fund the acquisition of interests in the land development partnerships and certain acquisition costs.

The bank loan matures in December 2015, with an option to extend one year, accrues interest for the first year at 4.50% and resets annually thereafter to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or to the lender’s base rate plus 0.50%. The interest rate at June 30, 2014 was 4.50%. Principal payments are due upon the receipt of percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, the sale of Kaupulehu 2007’s residential parcels and the receipt of cash distributions from the land development partnerships. Additionally, Barnwell will be required to make a principal payment of $1,400,000 upon the sale of the house currently available for sale; therefore, $1,400,000 has been classified as a current liability.

The loan is collateralized by Kaupulehu Developments’ rights to percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, a second mortgage on Kaupulehu 2007’s lots together with all improvements thereon, the interest in the land development partnerships and any distributions from the partnerships, an $892,000 interest reserve account and a $1,000,000 pledged deposit account. Barnwell is a guarantor of the loan.

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2014	2013	2014	2013	2014	2013
Service cost	$-	$68,000	$12,000	$13,000	$3,000	$4,000
Interest cost	73,000	75,000	17,000	15,000	13,000	12,000
Expected return on plan assets	(113,000)	(96,000)	-	-	-	-
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	(1,000)	3,000	34,000
Amortization of net actuarial loss (gain)	(3,000)	25,000	2,000	5,000	(5,000)	-

Net periodic benefit (credit) cost	$(42,000)	$73,000	$30,000	$32,000	$14,000	$50,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2014	2013	2014	2013	2014	2013
Service cost	$118,000	$204,000	$35,000	$39,000	$9,000	$11,000
Interest cost	242,000	224,000	50,000	44,000	40,000	37,000
Expected return on plan assets	(323,000)	(290,000)	-	-	-	-
Amortization of prior service cost (credit)	4,000	4,000	(4,000)	(4,000)	9,000	102,000
Amortization of net actuarial loss (gain)	15,000	77,000	4,000	15,000	(15,000)	-

Net periodic benefit cost	$56,000	$219,000	$85,000	$94,000	$43,000	$150,000

Barnwell contributed $350,000 to the Pension Plan during the nine months ended June 30, 2014 and does not expect to make any further contributions during the remainder of fiscal 2014. The SERP and Postretirement Medical plans are unfunded, and Barnwell will fund benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2014 and expected payments under the SERP for fiscal 2014 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.                                    INCOME TAXES

The components of income (loss) before income taxes, after adjusting the income (loss) for non-controlling interests, are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013

United States	$(710,000)	$(1,428,000)	$(2,949,000)	$(3,730,000)
Canada	705,000	254,000	2,121,000	(4,470,000)

	$(5,000)	$(1,174,000)	$(828,000)	$(8,200,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013

Current	$344,000	$(409,000)	$887,000	$(65,000)
Deferred	(133,000)	460,000	(225,000)	(1,220,000)

	$211,000	$51,000	$662,000	$(1,285,000)

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

In May 2014, the Canada Revenue Agency notified Barnwell that the examination of Barnwell’s Canadian federal income tax returns for fiscal 2010 and 2011 was completed with no adjustments.

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

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Oil and natural gas	$4,619,000	$4,774,000	$16,343,000	$16,019,000
Land investment	258,000	-	378,000	282,000
Contract drilling	1,548,000	248,000	4,475,000	1,668,000
Other	377,000	157,000	678,000	501,000
Total before interest income	6,802,000	5,179,000	21,874,000	18,470,000
Interest income	8,000	3,000	18,000	32,000
Total revenues	$6,810,000	$5,182,000	$21,892,000	$18,502,000

Depletion, depreciation and amortization:
Oil and natural gas	$1,187,000	$1,253,000	$5,043,000	$5,983,000
Contract drilling	79,000	91,000	235,000	314,000
Other	30,000	28,000	86,000	86,000
Total depletion, depreciation, and amortization	$1,296,000	$1,372,000	$5,364,000	$6,383,000

Reduction of carrying value of assets:
Oil and natural gas	$-	$-	$-	$4,506,000

Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$1,321,000	$1,115,000	$4,526,000	$(1,918,000)
Land investment	258,000	-	378,000	282,000
Contract drilling	201,000	(210,000)	571,000	(274,000)
Other	347,000	129,000	592,000	415,000
Total operating profit (loss)	2,127,000	1,034,000	6,067,000	(1,495,000)

Equity in loss of affiliates:
Land investment	(113,000)	-	(376,000)	-

General and administrative expenses	(1,844,000)	(2,105,000)	(6,049,000)	(6,354,000)
Interest expense	(165,000)	(146,000)	(520,000)	(442,000)
Interest income	8,000	3,000	18,000	32,000
Income (loss) before income taxes	$13,000	$(1,214,000)	$(860,000)	$(8,259,000)

Assets By Segment:

	June 30,	September 30,
	2014	2013

Oil and natural gas (1)	$26,244,000	$40,559,000
Land investment (2)	7,145,000	2,381,000
Contract drilling (2)	2,088,000	2,905,000
Residential real estate (2)	5,448,000	5,448,000
Other:
Cash and cash equivalents	10,255,000	7,828,000
Restricted cash	1,892,000	-
Corporate and other	3,284,000	3,593,000

Total	$56,356,000	$62,714,000

__________________________

(1)          Primarily located in the province of Alberta, Canada.

(2)          Located in Hawaii.

10.                            ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
Foreign currency translation:
Beginning accumulated foreign currency translation	$2,000,000	$4,050,000	$3,701,000	$5,020,000
Change in cumulative translation adjustment before reclassifications	579,000	(867,000)	(1,074,000)	(1,837,000)
Amounts reclassified from accumulated other comprehensive income	(223,000)	-	(271,000)	-
Income taxes	-	-	-	-

Ending accumulated foreign currency translation	2,356,000	3,183,000	2,356,000	3,183,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(694,000)	(2,568,000)	(710,000)	(2,698,000)
Amortization of prior service cost	3,000	34,000	9,000	102,000
Amortization of net actuarial (gain) loss	(6,000)	30,000	4,000	92,000
Income taxes	-	-	-	-

Ending accumulated retirement plans benefit cost	(697,000)	(2,504,000)	(697,000)	(2,504,000)
Accumulated other comprehensive income, net of taxes	$1,659,000	$679,000	$1,659,000	$679,000

The realized foreign currency transaction gain related to the repayment of debt was reclassified from accumulated other comprehensive income to “Gas processing and other” income on the accompanying Condensed Consolidated Statement of Operations. The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of “General and administrative” expenses on the accompanying Condensed Consolidated Statement of Operations (see Note 7 for additional details).

11.                            FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments. The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

12.       COMMITMENTS AND CONTINGENCIES

Environmental Matters

As of June 30, 2014 and September 30, 2013, environmental remediation costs of $555,000 and $783,000, respectively, which have not been discounted, were accrued in “Accrued operating and other expenses” on the Condensed Consolidated Balance Sheets. The amounts accrued represent the estimated liability for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties. Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 5 for a discussion of Barnwell’s guarantee of the land development partnership’s performance bonds.

13.                            INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	June 30,
	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$489,000	$425,000
Income taxes paid, net of refunds	$(103,000)	$422,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $1,329,000 and increased $1,259,000 during the nine months ended June 30, 2014 and 2013, respectively. Additionally, during the nine months ended June 30, 2014 and 2013, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $58,000 and $48,000, respectively.

14.       OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, the Company performs quarterly ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at December 31, 2012 and March 31, 2013. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $4,506,000 during the nine months ended June 30, 2013. No such reduction was necessary during the three months ended June 30, 2013 or the three and nine months ended June 30, 2014. The reduction is included in the Condensed Consolidated Statements of Operations under the caption “Reduction of carrying value of assets.”

In February 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil properties located in the Mantario area of Saskatchewan, Canada. The purchase price, which includes customary purchase price adjustments in order to, among other things, reflect an economic effective date of January 1, 2014, was $2,726,000.

In April 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil and gas properties located in the Chauvin, Cessford and Rat Creek areas of Alberta, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $4,596,000 in order to, among other things, reflect an economic effective date of March 1, 2014. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing. The buyer withheld $2,298,000 in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale which is included in “Accounts and other receivables” on the Condensed Consolidated Balance Sheets. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the buyer is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell.

In May 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in certain oil and gas properties located in the Boundary Lake area of Alberta and British Columbia, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $6,163,000 in order to, among other things, reflect an economic effective date of January 1, 2014. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing. The buyer withheld $3,151,000 in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale which is included in “Accounts and other receivables” on the Condensed Consolidated Balance Sheets. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the buyer is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell.

During the nine months ended June 30, 2014, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $692,000, of which $280,000 was withheld in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale which is included in “Accounts and other receivables” on the Condensed Consolidated Balance Sheets. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the buyer is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell.

In accordance with full cost method rules, property sales are credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. No gain or loss was recognized as these unplanned sales to multiple counterparties in unrelated transactions did not individually result in a significant alteration of the relationship between capitalized costs and proved reserves.

Total proceeds received from sales of oil and natural gas properties during the nine months ended June 30, 2014 was $8,448,000. The total amount of proceeds withheld in trust for the Canada Revenue Agency, which is included in “Accounts and other receivables” on the Condensed Consolidated Balance Sheets, was $5,729,000 at June 30, 2014.

15.       RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of single-family residential lots in Increment I from WB, a land development partnership in which Barnwell holds a 19.6% ownership interest accounted for under the equity method of investment. The percentage payments are part of a 2004 transaction where Kaupulehu Developments sold its leasehold interest in Increment I to WB, which was prior to Barnwell’s affiliation with WB which commenced on November 27, 2013, the acquisition date of our ownership interest in the land development partnerships.

During the three months ended June 30, 2014, Barnwell received a $300,000 percentage of sales payment from WB from the sale of one lot in Increment I. All other lot sales reflected in the financial statements occurred prior to our purchase of ownership interests in the land development partnerships.

16.       SUBSEQUENT EVENT

On July 25, 2014, Barnwell received $2,640,000, with an additional $80,000 to be received pending the sale of an interest in a related utility, for our 80% share of the sale of Kaupulehu Investors, LLC’s 1.5% passive minority interests in Hualalai Investors JV, LLC and Hualalai Investors II, LLC, owners of Hualalai Resort, and 1.5% passive minority interest in Kona Village Investors, LLC, owner of Kona Village Resort, to an independent third party.

ITEM 2.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information

For the Purpose Of “Safe Harbor” Provisions Of The

Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2013 and in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2014. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU relates to discontinued operations reporting for disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The amendments are effective for interim and annual periods beginning after December 15, 2014. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, using one of two retrospective application methods. Early application is not permitted. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

•            A 19.6% ownership interest in each WB Kukio Resorts, LLC, WB Maniniowali, LLC and WB Kaupulehu, LLC. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii. WB Kaupulehu, LLC, which wholly owns WB and WBKD, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments.

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

Results of Operations

Summary

Barnwell incurred a net loss of $216,000 for the three months ended June 30, 2014, a $1,009,000 increase in operating results from a net loss of $1,225,000 for the three months ended June 30, 2013. The following factors affected the results of operations for the three months ended June 30, 2014 as compared to the prior year period:

•            A $206,000 increase in oil and natural gas segment operating profit, before taxes, primarily resulting from higher prices received for all products and increases in natural gas and natural gas liquids net production offset by the impact of lower net production for oil;

•            A $411,000 increase in contract drilling operating results, before taxes, primarily resulting from increased water well drilling activity;

•            A $258,000 increase in land investment segment operating profit, before taxes, due to a percentage of sales receipt in the current year period; and

•            A $223,000 foreign currency transaction gain in the current year period, which was due to the repayment of the U.S. dollar denominated credit facility using Canadian dollars.

Barnwell incurred a net loss of $1,490,000 for the nine months ended June 30, 2014, a $5,425,000 increase in operating results from a net loss of $6,915,000 for the nine months ended June 30, 2013. The following factors affected the results of operations for the nine months ended June 30, 2014 as compared to the prior year period:

•            There was a reduction of the carrying value of oil and natural gas properties of $4,506,000, before taxes, in the prior year period and there was no such reduction in the nine month period ended June 30, 2014;

•            A $1,938,000 increase in oil and natural gas segment operating profit, before the prior year reduction in carrying value of assets and taxes, primarily resulting from higher prices received for all products, increased natural gas net production and costs incurred in the prior year period to remediate soil contamination issues partially offset by lower net production for oil and natural gas liquids;

•            An $845,000 increase in contract drilling operating results, before taxes, primarily resulting from increased water well drilling activity drilling; and

•            A $271,000 foreign currency transaction gain in the current year period, which was due to the repayment of the U.S. dollar denominated credit facility using Canadian dollars.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 6% and 7% in the three and nine months ended June 30, 2014, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 4% at June 30, 2014, as compared to September 30, 2013. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2014 was $356,000, a $1,223,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $867,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2014 was $1,345,000, a $492,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $1,837,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three and nine months ended June 30, 2014 and 2013 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas revenues

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2014	2013	$	%
Natural Gas (Mcf)*	$ 4.02	$ 3.75	$ 0.27	7%
Oil (Bbls)**	$ 92.71	$ 84.35	$ 8.36	10%
Liquids (Bbls)**	$ 44.19	$ 38.53	$ 5.66	15%

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2014	2013	$	%
Natural Gas (Mcf)*	$ 3.91	$ 2.82	$ 1.09	39%
Oil (Bbls)**	$ 79.78	$ 76.28	$ 3.50	5%
Liquids (Bbls)**	$ 46.11	$ 41.69	$ 4.42	11%

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2014	2013	Units	%
Natural Gas (Mcf)*	464,000	252,000	212,000	84%
Oil (Bbls)**	21,000	37,000	(16,000)	(43%)
Liquids (Bbls)**	16,000	15,000	1,000	7%

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2014	2013	Units	%
Natural Gas (Mcf)*	1,490,000	1,480,000	10,000	1%
Oil (Bbls)**	97,000	117,000	(20,000)	(17%)
Liquids (Bbls)**	53,000	60,000	(7,000)	(12%)

*                 Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $155,000 (3%) for the three months ended June 30, 2014, as compared to the same period in the prior year, due to a 43% decrease in net oil production, partially offset by the impact of higher prices for all products and an 84% increase in natural gas production due to negative impacts on the prior year period’s natural gas production resulting from a gas plant and pipeline shutdown at Dunvegan and significant royalty allowance adjustments by the Government of Alberta.

Production was impacted by divestitures of certain oil and natural gas properties in the current year. The decrease in production for the three months ended June 30, 2014 attributable to the divested assets, as compared to the same period in the prior year, was approximately 13,000 Bbls for oil and approximately 19,000 Mcf for natural gas.

The decrease in natural gas production due to divestures was more than offset by increases in production as there was no Dunvegan plant and pipeline maintenance shutdown in the current year period while there was in May and June of the prior year period. The shutdown reduced prior year period natural gas production by approximately 74,000 Mcf and net natural gas liquids production by approximately 4,000 Bbls. Net natural gas production in the prior year period was further reduced by approximately 200,000 Mcf due to an adjustment of natural gas royalty allowances by the Government of Alberta related mainly to non-operated properties. The royalty adjustment in the current year period was insignificant.

Oil and natural gas revenues increased $324,000 (2%) for the nine months ended June 30, 2014, as compared to the same period in the prior year, primarily due to higher prices for all products partially offset by 17% and 12% decreases in oil and natural gas liquids net production, respectively.

Production was impacted by divestitures of certain oil and natural gas properties in the nine months ended June 30, 2014 as well as by natural declines in production from older properties. The decrease in production attributable to the divested assets for the nine months ended June 30, 2014, as compared to the same period in the prior year, was approximately 15,000 Bbls for oil and approximately 21,000 Mcf for natural gas.

The decrease in natural gas production due to divestures was more than offset by increases in production as there was no Dunvegan plant and pipeline maintenance shutdown in the current year period while there was in May and June of the prior year period. The shutdown reduced prior year period net natural gas production by approximately 74,000 Mcf and net natural gas liquids production by approximately 4,000 Bbls.

Net natural gas production in the prior year period was further reduced by approximately 200,000 Mcf due to an adjustment of natural gas royalty allowances by the Government of Alberta, related mainly to non-operated properties, while higher royalty rates in the current year period due to higher natural gas prices, as compared to the same period in the prior year, largely offset this adjustment.

Oil and natural gas operating expenses

Oil and natural gas operating expenses decreased $295,000 (12%) for the three months ended June 30, 2014, as compared to the same period in the prior year, primarily due a 6% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses by $139,000 and lower volumes produced, partially offset by a decrease in equalization credits received from non-operated properties of $173,000 for previously allocated operating expenses.

Oil and natural gas operating expenses decreased $674,000 (9%) for the nine months ended June 30, 2014, as compared to the same period in the prior year. The decrease was primarily due to $735,000 of estimated costs that were incurred in the prior year period to remediate soil contamination from infrastructure issues at the Dunvegan and Wood River properties, a 7% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses $485,000 from that of the prior year period and lower volumes produced. These decreases were partially offset by increased repair and maintenance costs in the current year period which are trending higher as the average age of our properties increases and a decrease in equalization credits received from non-operated properties of $368,000 for previously allocated operating expenses. Oil and natural gas operating expenses generally increase over time on a per unit basis as properties age and as more remedial repairs and maintenance are required.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of single-family residential lots in Increment I from WB, a land development partnership in which Barnwell holds a 19.6% ownership interest accounted for under the equity method of investment. The percentage payments are part of a 2004 transaction where Kaupulehu Developments sold its leasehold interest in Increment I to WB, which was prior to Barnwell’s affiliation with WB which commenced on November 27, 2013, the acquisition date of our ownership interest in the land development partnerships.

During the three months ended June 30, 2014, Barnwell received a $300,000 percentage of sales payment from WB from the sale of one lot in Increment I. All other lot sales reflected below occurred prior to our purchase of ownership interests in the land development partnerships.

The following table summarizes the percentage of sales payment revenues received from WB:

	Three months ended		Nine months ended
	June 30,		June 30,
	2014	2013	2014	2013
Sale of interest in leasehold land:
Proceeds	$300,000	$-	$440,000	$300,000
Fees	(42,000)	-	(62,000)	(18,000)

Revenues – sale of interest in leasehold land, net	$258,000	$-	$378,000	$282,000

WB sold one and two single family lots in Increment I during the three and nine months ended June 30, 2014, respectively, and one single-family lot in Increment I during the nine months ended June 30, 2013. No lots were sold during the three months ended June 30, 2013.

As of June 30, 2014, 32 of the 38 single-family lots in Phase I of Increment I have been sold by WB. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. The developer released and began marketing a portion of the 42 single-family lots in Phase II of Increment I, and as of June 30, 2014, two of the lots have been sold. It is uncertain when or if WB will complete the remaining single-family lots in Phase II of Increment I and there is no assurance with regards to the amounts of future sales from Increment I.

Contract drilling

Contract drilling revenues and contract drilling costs increased $1,300,000 (524%) and $901,000 (246%), respectively, for the three months ended June 30, 2014, as compared to the same period in the prior year. The contract drilling segment generated a $201,000 operating profit before general and administrative expenses in the three months ended June 30, 2014, an increase in operating results of $411,000 as compared to the $210,000 operating loss generated during the same period of the prior year. Contract drilling revenues and contract drilling costs increased $2,807,000 (168%) and $2,041,000 (125%), respectively, for the nine months ended June 30, 2014, as compared to the same period in the prior year. The contract drilling segment generated a $571,000 operating profit before general and administrative expenses in the nine months ended June 30, 2014, an increase in operating results of $845,000 as compared to the $274,000 operating loss generated during the same period of the prior year. The increases in operating results were primarily due to increased water well drilling activity.

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

Gas processing and other

Included in gas processing and other income were foreign currency transaction gains of $223,000 and $271,000 for the three and nine months ended June 30, 2014, respectively, from the repayment of U.S. dollar denominated debt using Canadian dollars. There were no such gains in the prior year periods.

General and administrative expenses

General and administrative expenses decreased $261,000 (12%) for the three months ended June 30, 2014, as compared to the same period in the prior year. The decrease was primarily due to a decrease of $150,000 in retirement plan expense and a $124,000 increase in administrative expense reimbursements from oil and natural gas joint venture partners.

General and administrative expenses decreased $305,000 (5%) for the nine months ended June 30, 2014, as compared to the same period in the prior year. The decrease was primarily due to a decrease of $274,000 in retirement plan expense.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $76,000 (6%) for the three months ended June 30, 2014, as compared to the same period in the prior year. The decrease was primarily due to a 17% decrease in the depletion rate as a result of the recent divestitures of certain oil and natural gas properties and a 6% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar partially offset by a 22% increase in net production.

Depletion, depreciation, and amortization decreased $1,019,000 (16%) for the nine months ended June 30, 2014, as compared to the same period in the prior year. The decrease was primarily due to a 7% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar, a 6% decrease in net production and a 4% decrease in the depletion rate.

Reduction of carrying value of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at December 31, 2012 and March 31, 2013. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $4,506,000 during the nine months ended June 30, 2013. No such reduction was necessary during the three months ended June 30, 2013 or the three and nine months ended June 30, 2014.

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

Equity in loss of affiliates

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired 19.6% interest in each WB Kukio Resorts, LLC, WB Maniniowali, LLC and WB Kaupulehu, LLC for $5,140,000. Barnwell’s investment in these entities is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $113,000 and $376,000 during the three and nine months ended June 30, 2014, respectively.

Interest expense

Interest expense increased $19,000 (13%) and $78,000 (18%) for the three and nine months ended June 30, 2014, respectively, as compared to the same periods in the prior year primarily due to the increase in average outstanding debt balances and average interest rates as a result of the land investment loan which Barnwell obtained on November 27, 2013.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and nine months ended June 30, 2014, after adjusting loss before income taxes for non-controlling interests, was (4220%) and (80%), respectively, as compared to (4%) and 16% for the three and nine months ended June 30, 2013, respectively.

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

In May 2014, the Canada Revenue Agency notified the Company that the examination of the Company’s Canadian federal income tax returns for fiscal 2010 and 2011 was completed with no adjustments.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations and land investment segment proceeds. At June 30, 2014, Barnwell had $10,255,000 in cash and cash equivalents and $11,168,000 in working capital.

Cash Flows

Cash flows provided by operations totaled $4,487,000 for the nine months ended June 30, 2014, as compared to $3,864,000 for the same period in the prior year. This $623,000 increase was primarily due to higher contract drilling segment operating results in the current period.

Net cash provided by investing activities totaled $274,000 during the nine months ended June 30, 2014, as compared to $3,230,000 used in investing activities during the same period of the prior year. The $3,504,000 increase was primarily due to proceeds of $8,448,000 received from the sale of oil and natural gas properties partially offset by a $5,140,000 payment to acquire interests in the land development partnerships.

Cash flows used in financing activities totaled $2,341,000 for the nine months ended June 30, 2014, as compared to $232,000 for the same period in the prior year. The $2,109,000 increase in cash used was primarily due to a $4,718,000 increase in debt repayments partially offset by a $4,497,000 increase in proceeds from debt borrowings due to the land investment loan which was obtained on November 27, 2013. Additionally, there was a $1,892,000 increase in restricted cash, which includes an interest reserve account and a pledged deposit account related to the land investment loan.

Credit Arrangements

On April 29, 2014, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed.  The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $11,800,000 Canadian dollars, or US$11,053,000 at the June 30, 2014 exchange rate of 0.9367, from $20,000,000 Canadian dollars. A portion of the decrease in the facility contemplates the decrease in security resulting from the sales of oil and natural gas properties discussed below in “Oil and Natural Gas Properties.” The other material terms of the credit facility remain unchanged.

During the nine months ended June 30, 2014, Barnwell realized a foreign currency transaction gain of $271,000, which was due to the repayment of $5,000,000 of the U.S. dollar denominated credit facility using Canadian dollars.

Borrowings under this facility were $7,000,000 at June 30, 2014 and unused credit available was $3,924,000 after consideration of issued letters of credit totaling $129,000. The interest rate on the facility at June 30, 2014 was 2.65%. The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. Principal and interest are paid monthly and are determined based on a loan amortization schedule. Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of the house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at June 30, 2014 was 3.41%. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

On November 27, 2013, Barnwell, through affiliated entities, entered into a non-revolving loan with a Hawaii bank for $5,000,000 to fund the acquisition of interests in the land development partnerships and certain acquisition costs. The bank loan matures in December 2015, with an option to extend one year, accrues interest for the first year at 4.50% and resets annually thereafter to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or to the lender’s base rate plus 0.50%. The loan is collateralized by Kaupulehu Developments’ rights to percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, a second mortgage on Kaupulehu 2007’s lots together with all improvements thereon, the interest in the land development partnerships and any distributions from the partnerships, an $892,000 interest reserve account and a $1,000,000 pledged deposit account. Barnwell is a guarantor of the loan. Principal payments are due upon the receipt of percentage of sales payments from the sale of lots within Kaupulehu Lot 4A Increments I and II, the sale of Kaupulehu 2007’s real estate held for sale and residential parcels and the receipt of cash distributions from the land development partnerships.

The loan agreements contain provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 2.65 to 1.

Oil and Natural Gas Capital Expenditures

During the three months ended June 30, 2014, Barnwell did not participate in the drilling of any wells. During the nine months ended June 30, 2014, Barnwell participated in the drilling of two gross (1.2 net) development wells in Canada, however both wells were part of the oil assets in the Mantario area of Saskatchewan, Canada which were sold on February 20, 2014 as discussed further below in “Oil and Natural Gas Properties.” Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $2,111,000 for the nine months ended June 30, 2014, as compared to $4,856,000 for the same period in the prior year.

Management expects that oil and natural gas capital expenditures, exclusive of the acquisition of proved properties, in fiscal 2014 will range from $2,700,000 to $3,000,000 and capital expenditures for the acquisition of proved properties could be up to $10,000,000. This estimated amount may increase or decrease as dictated by cash flows, negotiations with third parties and management’s assessment of the oil and natural gas environment and prospects.

The term “gross” refers to the total number of wells in which Barnwell owns an interest, and “net” refers to Barnwell’s aggregate interest therein. For example, a 50% interest in a well represents one gross well, but 0.5 net well. The gross figure includes interests owned of record by Barnwell and, in addition, the portion owned by others.

Oil and Natural Gas Properties

In February 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil properties located in the Mantario area of Saskatchewan, Canada. The purchase price, which includes customary purchase price adjustments in order to, among other things, reflect an economic effective date of January 1, 2014, was $2,726,000. Net oil production from Mantario was approximately 16,000 barrels of oil equivalent (“Boe”), or approximately 3% of total net oil and natural gas production, for the year ended September 30, 2013. As of September 30, 2013, estimated net proved oil reserves volumes associated with this property was 35,000 Boe, or approximately 1% of the total reserve volumes at that date.

In April 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil and gas properties located in the Chauvin, Cessford and Rat Creek areas of Alberta, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $4,596,000 in order to, among other things, reflect an economic effective date of March 1, 2014. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing. The buyer withheld $2,298,000 in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale which is included in Accounts and other receivables at June 30, 2014. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the buyer is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell. Net oil and natural gas production from these properties was approximately 24,000 Boe, or approximately 4% of total net oil and natural gas production, for the year ended September 30, 2013. As of September 30, 2013, estimated net proved oil and natural gas reserve volumes associated with these properties was 132,000 Boe, or approximately 5% of the total reserve volumes at that date.

In May 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in certain oil and gas properties located in the Boundary Lake area of Alberta and British Columbia, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $6,163,000 in order to, among other things, reflect an economic effective date of January 1, 2014. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing. The buyer withheld $3,151,000 in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale which is included in Accounts and other receivables at June 30, 2014. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the buyer is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell. Net oil and natural gas production from Boundary Lake was approximately 43,000 Boe, or approximately 7% of total net oil and natural gas production, for the year ended September 30, 2013. As of September 30, 2013, estimated net proved oil and natural gas reserve volumes associated with this property was 228,000 Boe, or approximately 8% of the total reserve volumes at that date.

During the nine months ended June 30, 2014, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $692,000, of which $280,000 was withheld in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale which is included in Accounts and other receivables at June 30, 2014. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the buyer is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell.

In accordance with full cost method rules, property sales are credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. No gain or loss was recognized as these unplanned sales to multiple counterparties in unrelated transactions did not individually result in a significant alteration of the relationship between capitalized costs and proved reserves.

Total proceeds received from sales of oil and natural gas properties during the nine months ended June 30, 2014 was $8,448,000. The total amount of proceeds withheld in trust for the Canada Revenue Agency, which is included in Accounts and other receivables, was $5,729,000 at June 30, 2014.

Barnwell intends to use the proceeds from these transactions to fund future investments in oil and gas properties and interests, reduce debt and for other corporate opportunities.

Other Considerations

We believe our sources of funds such as current cash and working capital balances, available credit, future operating cash flows and land investment segment proceeds will provide sufficient liquidity to fund our operations, planned future capital expenditures, scheduled debt repayments and related interest. However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sale proceeds are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the level of borrowings under the facility upon the April 2015 review, and/or we fall short of our key financial debt covenants for our real estate and land investment loans and are required to repay all or a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash inflows and/or higher cash outflows than expected, which in turn could have a material adverse effect on our operations, liquidity, cash flows and financial condition. Absent a sufficient sustained increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels. As such, the near-term and longer-term outlook for sources and uses of funds and oil and natural gas capital resources remains highly dependent on the success of the Company in the investment of its current financial resources, as well as the factors noted above.

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

As of June 30, 2014, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2014 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: August 12, 2014	/s/ Russell M. Gifford
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