Form 10-K
period 2014-09-30
BARNWELL INDUSTRIES INC
filed 2014-12-18
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          ☐ Yes     ☒ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $12,451,000.

As of December 1, 2014 there were 8,277,160 shares of common stock outstanding.

Documents Incorporated by Reference

1.            Proxy statement to be forwarded to stockholders on or about January 15, 2015 is incorporated by reference in Part III hereof.

GLOSSARY OF TERMS

Defined below are certain terms used in this Form 10-K:

Terms		Definitions
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Barnwell	-	Barnwell Industries, Inc. and all majority-owned subsidiaries
Barnwell of Canada	-	Barnwell of Canada, Limited
Bbl(s)	-	stock tank barrel(s) of oil equivalent to 42 U.S. gallons
Boe	-	barrel of oil equivalent at the rate of 5.8 Mcf per Bbl of oil or NGL
FASB	-	Financial Accounting Standards Board
GAAP	-	U.S. generally accepted accounting principles
Gross	-

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

Hualalai Investors	-	Hualalai Common Equity Holdings, LLC and Hualalai Investors II, LLC, collectively
InSite	-	InSite Petroleum Consultants Ltd.
Kaupulehu 2007	-	Kaupulehu 2007, LLLP
KD I	-	KD Acquisition, LLLP, formerly known as WB KD Acquisition, LLC (“WB”)
KD II	-	KD Acquisition II, LLLP, formerly known as WB KD Acquisition II, LLC (“WBKD”)
KD Kona	-	KD Kona 2013 LLLP
KKM Makai	-	KKM Makai, LLLP
LIBOR	-	London Interbank Offer Rate
Mcf	-	1,000 cubic feet of natural gas at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
Mcfe	-	Mcf equivalent at the rate of 1 Bbl = 5.8 Mcf
Net	-

Barnwell’s aggregate interest in the total acres or wells; for example, a 50% interest in a 320 acre lease represents 160 net acres and a 50% interest in a well represents 0.5 net well. In the context of production volumes, net represents amounts after deduction of the royalty share due others.

NGL(s)	-	natural gas liquid(s)
SEC	-	United States Securities and Exchange Commission
VIE	-	Variable interest entity
Water Resources	-	Water Resources International, Inc.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are domestic and international general economic conditions, such as recessionary trends and inflation; domestic and international political, legislative, economic, regulatory and legal actions, including changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil and natural gas producing countries; military conflict, embargoes, internal instability or actions or reactions of the governments of the United States and/or Canada in anticipation of or in response to such developments; interest costs, restrictions on production, restrictions on imports and exports in both the United States and Canada, the maintenance of specified reserves, tax increases and retroactive tax claims, royalty increases, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety; the condition of Hawaii’s real estate market, including the level of real estate activity and prices, the demand for new housing and second homes on the island of Hawaii, the rate of increase in the cost of building materials and labor, the introduction of building code modifications, changes to zoning laws, the condition of Hawaii’s tourism industry and the level of confidence in Hawaii’s economy; levels of land development activity in Hawaii; levels of demand for water well drilling and pump installation in Hawaii; the potential liability resulting from pending or future litigation; the Company’s acquisition or disposition of assets; the effects of changed accounting rules under GAAP promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” in this Form 10-K, in other portions of this Form 10-K, in the Notes to Consolidated Financial Statements, and in other documents filed by Barnwell with the SEC.  In addition, unpredictable or unknown factors not discussed in this report could also cause actual results to materially and adversely differ from those discussed in the forward-looking statements.

Unless otherwise indicated, all references to “dollars” in this Form 10-K are to United States dollars.

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2014 represented Barnwell’s 58th year of operations. Barnwell operates in the following four principal business segments:

•                 Oil and Natural Gas Segment  -  Barnwell engages in oil and natural gas exploration, development, production, acquisition and sales in Canada.

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

Operations

Barnwell’s investments in oil and natural gas properties are located in Canada, principally in the province of Alberta, with minor, non-producing holdings in the provinces of Saskatchewan and British Columbia. These property interests are principally held under governmental leases or licenses. Under the typical Canadian provincial governmental lease, Barnwell must perform exploratory operations, establish production and comply with certain other conditions. Lease terms vary with each province, but, in general, the terms grant Barnwell the right to remove oil, natural gas and related substances subject to payment of royalties on production that vary based on production rates and commodity prices.

All exploratory and developmental operations are overseen by Barnwell’s Calgary, Alberta staff and Barnwell’s Chief Operating Officer located in Honolulu, along with senior management. In fiscal 2014, Barnwell participated in exploratory and developmental operations in Alberta and Saskatchewan, although Barnwell does not limit its consideration of exploratory and developmental operations to these areas.

Natural gas prices are typically higher in the winter than at other times due to increased heating demand. Oil prices are also subject to seasonal fluctuations, but to a lesser degree. Oil and natural gas unit sales are based on the quantity produced from the properties by the properties’ operator.

Strategy

Our business strategy is to maximize the value of existing oil and gas properties through efficient production supplemented by opportunistic asset divestitures. Shareholder value is created through the re-investment of proceeds from operations and divestitures into acquisition, exploration and development of conventional oil and natural gas reserves. Value creation investment opportunities compete internally for funding against other uses of proceeds such as general and administrative expenses, maintaining oil and natural gas properties, asset retirement expenditures and other corporate purposes. Our 2014 oil and natural gas segment strategy was focused on the following:

•                 Selective divestitures of assets to improve operational focus, margins and decrease the Company’s debt burden. In fiscal 2014, we completed the sale of $13.8 million of properties aimed at simplifying our portfolio of assets and generating cash proceeds for deleveraging and investment purposes.

•                 Pursuing strategic acquisitions. We intend to identify, assess and acquire additional acreage and producing assets to consolidate our existing operations and access new drilling and recompletion opportunities.

•                 Maintaining financial flexibility. As of September 30, 2014, Barnwell had a $10.5 million dollar credit facility with Royal Bank of Canada, of which $7.0 million was outstanding, and $16.1 million in cash. This liquidity position, along with operational cash flows, will provide financial flexibility to pursue acquisitions.

Significant transactions in pursuit of achieving our business strategy for our oil and natural gas segment were as follows:

•                 In February 2014, Barnwell sold its interests in oil properties located in the Mantario area of Saskatchewan, Canada for $2.7 million.

•                 In April 2014, Barnwell sold its interests in oil and natural gas properties located in the Chauvin, Cessford and Rat Creek areas of Alberta, Canada for $4.6 million.

•                 In May 2014, Barnwell sold its interests in oil and natural gas properties located in the Boundary Lake area of Alberta and British Columbia, Canada for $6.1 million.

•                 In fiscal 2014, Barnwell repaid $5.0 million of the Royal Bank of Canada credit facility.

Key Property

Barnwell’s principal oil and natural gas property is located in the Dunvegan area of Alberta, Canada and is called the Dunvegan Unit. Barnwell holds an 8.9% working interest in the Dunvegan Unit which, at September 30, 2014, had 220 producing natural gas wells. There were no wells drilled in the Dunvegan Unit in fiscal 2014.

In fiscal 2014, Dunvegan contributed 70% of Barnwell’s net natural gas production, 89% of Barnwell’s net natural gas liquids production and 1% of Barnwell’s net oil production, representing approximately 57% of the Company’s total net production on a Boe basis. In fiscal 2014, Dunvegan contributed 39% of Barnwell’s oil and natural gas revenues.

Dunvegan’s proved natural gas reserves represented 5,848,000 net Mcf or 62% of our total proved natural gas reserves as of September 30, 2014. Dunvegan’s proved oil and natural gas liquids reserves represented 297,000 net Bbls or 41% of our total proved oil and natural gas liquids reserves as of September 30, 2014. In total, as of September 30, 2014, Dunvegan’s reserves represented 55% of the Company’s net reserves on an Mcfe basis.

Preparation of Reserve Estimates

Barnwell’s reserves are estimated by our independent petroleum reserve engineers, InSite, in accordance with generally accepted petroleum engineering and evaluation principles and techniques and rules and regulations of the SEC. All information with respect to the Company’s reserves in this Form 10-K is derived from the report of InSite. A copy of the report issued by InSite is filed with this Form 10-K as Exhibit 99.1. InSite has been the Company’s independent petroleum reserve engineers for over 20 years.

The preparation of data used by the independent petroleum reserve engineers to compile our oil and natural gas reserve estimates is completed in accordance with various internal control procedures which include verification of data input into reserves evaluation software, reconciliations and reviews of data provided to the independent petroleum reserve engineers to ensure completeness, and management review controls, including an independent internal review of the final reserve report for completeness and accuracy.

Barnwell has a Reserves Committee consisting of five independent directors, the Company’s President and Chief Operating Officer, and the Company’s Executive Vice President and Chief Financial Officer. The Reserves Committee was established to ensure the independence of the Company’s petroleum reserve engineers. The Reserves Committee is responsible for reviewing the annual reserve evaluation report prepared by the independent petroleum reserve engineering firm and ensuring that the reserves are reported fairly in a manner consistent with applicable standards. The Reserves Committee meets annually to discuss reserve issues and policies and to meet with Company personnel and the independent petroleum reserve engineers.

Barnwell of Canada’s President and Chief Operating Officer has primary responsibility for overseeing the preparation of the Company’s reserve estimates by our independent petroleum reserve engineers. He is a professional engineer with over 30 years of relevant experience in all facets of the oil and natural gas industry in Canada and is a member of the Association of Professional Engineers and Geoscientists of Alberta.

Reserves

The amounts set forth in the following table, based on InSite’s evaluation of our reserves, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2014 on all properties in which Barnwell has an interest. All of Barnwell’s proved reserves are developed; Barnwell has no proved undeveloped reserves as of September 30, 2014. All of our oil and natural gas reserves are located in Canada. These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2013.

September 30, 2014
Oil, including natural gas liquids (Bbls)	724,000
Natural gas (Mcf)	9,465,000
Total (Boe)	2,356,000

During fiscal 2014, Barnwell’s total net proved developed reserves, including proved developed producing reserves, of oil and natural gas liquids decreased by 199,000 Bbls (22%) and total net proved developed reserves of natural gas decreased by 780,000 Mcf (8%). The decrease is primarily the result of the disposition of certain oil and natural gas properties in fiscal 2014 as decreases from production were largely offset by positive revisions of previous estimates.

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%) as of September 30, 2014. Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions. Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending in the reporting period and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes.

Undiscounted future net cash flows, after income taxes	$ 31,119,000

Standardized measure of discounted future net cash flows	$ 24,147,000	*

*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s natural gas and oil reserves. An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $3.90 per Mcf and an oil price of $82.57 per Bbl) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. All of Barnwell’s net production in fiscal 2014, 2013 and 2012 was derived in Canada, primarily in Alberta. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2014	2013	2012
Annual net production:
Natural gas liquids (Bbls)	69,000	78,000	91,000
Oil (Bbls)	115,000	151,000	168,000
Natural gas (Mcf)	1,927,000	2,018,000	2,753,000
Total (Boe)	516,000	577,000	734,000
Total (Mcfe)	2,996,000	3,349,000	4,258,000

Annual average sales price per unit of production:
Bbl of natural gas liquids*	$ 46.04	$ 42.33	$ 46.48
Bbl of oil*	$ 80.40	$ 80.27	$ 83.83
Mcf of natural gas**	$ 3.84	$ 2.68	$ 2.03

Annual average production cost per Boe produced***	$ 16.32	$ 16.39	$ 13.25

Annual average production cost per Mcfe produced***	$ 2.81	$ 2.83	$ 2.28

*                  Calculated on revenues before royalty expense divided by gross production.

**            Calculated on revenues net of pipeline charges before royalty expense divided by gross production.

***      Calculated on production costs, excluding natural gas pipeline charges, divided by the combined total production of natural gas liquids, oil and natural gas.

Capital Expenditures

Barnwell invested $2,282,000 in oil and natural gas properties during fiscal 2014, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, of which $42,000 (2%) was for acquisition of oil and natural gas leases, $884,000 (39%) was for exploration costs and $1,356,000 (59%) was for development of oil and natural gas properties.

Capital expenditures totaled $765,000 in the Mantario area of Saskatchewan in fiscal 2014. Two gross (1.2 net) oil wells were drilled in fiscal 2014, however both wells were part of oil assets that were sold in February 2014.

Capital expenditures totaled $238,000 in the Virgo area of Alberta in fiscal 2014.  Upgrades to facilities and pipelines and servicing of several wells were performed by Barnwell in order to bring older wells back on production.

Well Drilling Activities

During fiscal 2014, Barnwell participated in the drilling of four development wells, two of which were sold and two of which management believes are capable of production. Barnwell did not participate in the drilling of any exploratory wells.

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the fiscal years ended September 30, 2014, 2013 and 2012 in which Barnwell participated. All wells were drilled in Canada.

	Productive		Productive		Total Productive
	Oil Wells		Gas Wells		Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2014
Gross	-	2.0	-	2.0	-	4.0	-	-	-	4.0
Net	-	1.2	-	0.4	-	1.6	-	-	-	1.6

2013
Gross	-	6.0	-	-	-	6.0	1.0	1.0	1.0	7.0
Net	-	0.8	-	-	-	0.8	1.0	0.5	1.0	1.3

2012
Gross	1.0	5.0	-	-	1.0	5.0	-	2.0	1.0	7.0
Net	0.5	1.2	-	-	0.5	1.2	-	1.3	0.5	2.5

At September 30, 2014, Barnwell was not in the process of drilling any oil or natural gas wells.

Productive Wells

As of September 30, 2014, Barnwell had interests in 460 gross (62.1 net) productive wells, of which 120 gross (19.2 net) were oil wells and 340 gross (42.9 net) were natural gas wells. Eight natural gas wells and two oil wells have dual or multiple completions. All wells were in Canada.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases which we held as of September 30, 2014.

	Developed Acreage*		Undeveloped Acreage*		Total*
Location	Gross	Net	Gross	Net	Gross	Net
Canada	230,685	37,397	131,081	37,508	361,766	74,905

*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Forty percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2014. The 60% of Barnwell’s leasehold interests in undeveloped acreage subject to expiration expire over the next four fiscal years, if not developed, as follows: 12% expire during fiscal 2015; 25% expire during fiscal 2016; 20% expire during fiscal 2017; and 3% expire during fiscal 2018. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes concentrations in the Dunvegan (7,721 net acres) and Thornbury (5,919 net acres) areas of Alberta, Canada.

Marketing of Oil and Natural Gas

Barnwell sells all of its oil and natural gas liquids production under short-term contracts between itself and marketers of oil. The price of oil and natural gas liquids is freely negotiated between buyers and sellers and is largely determined by the world price for oil, which is principally denominated in U.S. dollars.

Natural gas sold by Barnwell is generally sold under short-term contracts with prices indexed to market prices. The price of natural gas is freely negotiated between buyers and sellers and is principally determined for Barnwell by western Canadian/Midwestern U.S. prices for natural gas. In fiscal 2014 and 2013, Barnwell took virtually all of its oil, natural gas liquids and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf.

We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of any single purchaser would not materially affect our revenue.

In fiscal 2014, over 90% of Barnwell’s oil and natural gas revenues were from products sold at spot prices.

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

Different royalty rates are imposed by government agencies and private interests with respect to the production and sale of oil, natural gas and natural gas liquids.  In addition, provincial governments receive additional revenue through the imposition of taxes on oil and natural gas owned by private interests within the province. Essentially, provincial royalties are calculated as a percentage of revenue and vary depending on production volumes, selling prices and the date of discovery.

Ninety-three percent of Barnwell’s gross revenues were derived from properties located within Alberta.

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

Under the Alberta Royalty Framework (“ARF”), royalty rates operate on a sliding rate formula sensitive to the price and production volumes of conventional oil and natural gas. The maximum royalty rate for conventional oil is 40% and the maximum royalty rate for natural gas is 36%. The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per Mcf.

In fiscal 2014 and 2013, 76% and 74%, respectively, of royalties related to Alberta government charges and 24% and 26%, respectively, of royalties related to freehold, override and other charges which are not directly affected by the ARF.

In fiscal 2014, the weighted-average royalty rate paid on all of Barnwell’s natural gas was 10% and the weighted-average royalty rate paid on oil was 27%.

The Alberta Energy Regulator (“AER”) revised its Licensee Liability Rating (“LLR”) program in fiscal 2013 to incorporate revised abandonment and reclamation cost estimates and adjusted asset values to reflect revised netbacks, gas shrinkage and oil equivalent volumes. The changes are effective in accordance with a three year implementation plan, as detailed by the AER, with the last of the three updates effective May 2015. Under the LLR program, the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities. Companies with a LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At September 30, 2014, the Company had sufficient deemed asset value that no security deposit was due. A requirement to provide security deposit funds to the AER in the future would result in the diversion of operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which could in turn have a material adverse effect on our business, financial condition and results of operations.

Additionally, in July 2014, the AER introduced an Inactive Well Compliance Program which will result in the acceleration of expenditures to suspend and/or abandon long-term inactive wells. Under the program all inactive wells that are noncompliant as of April 1, 2015 need to be brought into compliance within five years, in increments of 20 percent per year.

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

Land Investment Segment

Overview

Barnwell owns a 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership that has the right to receive percentage of sales payments from KD I and KD II resulting from the sale of lots and/or residential units by KD I and KD II within approximately 870 acres of the

Kaupulehu Lot 4A area in two increments (“Increment I” and “Increment II”), located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii. Kaupulehu Developments also holds an interest in approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A under a lease that terminates in December 2025.

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These land development partnerships own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in the aforementioned percentage of sales payments.

Kaupulehu 2007, a Hawaii limited liability limited partnership 80%-owned by Barnwell, owned two residential parcels in the Kaupulehu area at September 30, 2014. One residential parcel is being held for speculative purposes and is not expected to be sold within a year of the balance sheet date. In September 2014, Kaupulehu 2007 entered into a contract to sell the other residential parcel, which closed on October 13, 2014. See Residential Real Estate Segment for a discussion of Kaupulehu 2007’s luxury residence for sale.

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

In the 1990s and 2000s, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of single-family and multi-family residential units, a golf course and a limited commercial area on approximately 870 leasehold acres, known as Lot 4A, zoned for resort/residential development, located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka’upulehu. In 2004 and 2006, Kaupulehu Developments transferred its leasehold interest in Kaupulehu Lot 4A Increment I and Increment II and received closing payments of $11,550,000 and $10,000,000, respectively. These transactions were prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean. The lots within Increment I consist of two phases. Phase I consists of 38 completed single-family lots (23 ocean front lots and 15 ocean view lots) and Phase II is planned for 42 single-family lots. The developer released and began marketing a portion of the 42 single-family lots in Phase II in 2012. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots approximately two to three acres in size fronting the ocean are currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development.

Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2014, three single-family lots in Increment I were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2014 to $161,000,000. As of September 30, 2014, 32 of the 38 single-family lots in Phase I of Increment I and three of the 42 single-family lots in Phase II of Increment I have been sold.

Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the sales price of KD II’s sales of residential lots or units in Increment II ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive up to $8,000,000 in additional payments after the members of KD II have received distributions equal to the capital they invested in the project.

Barnwell’s non-controlling ownership interest in the Kukio Resort land development partnerships provides for a priority return of Barnwell’s investment prior to profit distributions. Net profits, losses and cash flows of the partnerships are allocated to Barnwell and the other partners at varying percentages based on whether the initial and any additional capital contributions have been repaid to the investors.

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

Contract Drilling Segment

Overview

Barnwell’s wholly-owned subsidiary, Water Resources, drills water and water monitoring wells of varying depths in Hawaii, installs and repairs water pumping systems, and is the distributor for Floway pumps and equipment in the state of Hawaii.

Operations

Water Resources owns and operates one Spencer-Harris portable rotary drilling rig, an IDECO H-35 rotary drilling/workover rig, two GEFCO SS-40-T portable rotary drilling rigs, a National T-32 drilling rig and other ancillary drilling equipment. Water Resources also owns and operates one Walker Neer P-15-A and one Franks double drum service rig for deep set pump removal, installations and repairs. Additionally, Water Resources leases a three-quarter of an acre maintenance facility in Honolulu, Hawaii, a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and a one acre equipment storage yard in Waimea, Hawaii, and maintains an inventory of drilling materials and pump supplies.

Water Resources currently operates in Hawaii and is not subject to seasonal fluctuations. The demand for Water Resources’ services is primarily dependent upon land development activities in Hawaii. Water Resources markets its services to land developers and government agencies, and identifies potential contracts through public notices, its officers’ involvement in the community and referrals. Contracts are usually fixed price per lineal foot drilled or day rate contracts and are negotiated with private entities or obtained through competitive bidding with private entities or local, state and federal agencies. Contract revenues are not dependent upon the discovery of water or other similar targets, and contracts are not subject to renegotiation of profits or termination at the election of the governmental entities involved. Contracts provide for arbitration in the event of disputes.

In fiscal 2014, Water Resources started three well drilling and six pump installation and repair contracts and completed four well drilling and nine pump installation and repair contracts. One of the four well drilling and three of the nine pump installation and repair contracts were started in the prior year. Twenty-four percent of well drilling and pump installation and repair jobs, representing 3% of total contract drilling revenues in fiscal 2014, have been pursuant to government contracts.

At September 30, 2014, there was a backlog of three well drilling and five pump installation and repair contracts, of which one well drilling and two pump installation and repair contracts were in progress as of September 30, 2014.

The approximate dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2014 and 2013 was as follows:

	December 1,
	2014	2013
Well drilling	$2,700,000	$6,200,000
Pump installation and repair	500,000	600,000
	$3,200,000	$6,800,000

All of the contracts in backlog at December 1, 2014 are expected to be completed within fiscal year 2015.

Competition

Water Resources competes with other drilling contractors in Hawaii, some of which use drill rigs similar to Water Resources’. These competitors are also capable of installing and repairing vertical turbine and submersible water pumping systems in Hawaii. These contractors compete actively with Water Resources for government and private contracts. Pricing is Water Resources’ major method of competition; reliability of service is also a significant factor.

Competitive pressures are expected to remain high, thus there is no assurance that the quantity or values of available or awarded jobs which occurred in fiscal 2014 will continue.

Residential Real Estate Segment

Overview

Kaupulehu 2007 develops luxury residences for sale.

Operations

We began our homebuilding business in fiscal 2007 when Kaupulehu 2007 purchased two parcels in the Lot 4A Increment I area of Kaupulehu. Construction of the two homes commenced in fiscal 2007 and was completed in fiscal 2009. During fiscal 2012, one of the homes developed by Kaupulehu 2007 was sold. At September 30, 2014, Kaupulehu 2007 owned one luxury residence that is available for sale and did not have any homes under construction. This home is a 5-bedroom, 6.5-bath ranch-style home and is 6,275 square feet in size. Construction of additional homes will depend upon the timing and extent of changes in market conditions and the ability of the Company to obtain financing for such projects.

Competition

Barnwell’s residential real estate segment is subject to intense competition in all phases of its operations including the acquisition of land, the building of residential homes, including the need for raw materials and skilled labor and the search for potential purchasers of completed homes. The competition comes from numerous independent real estate developers. The principal factors affecting competition are the location of the project, reputation, design, quality and pricing. Kaupulehu 2007 is a newcomer and a minor participant in the residential real estate industry and competes with many other entities having far greater financial and other resources.

Financial Information About Industry Segments and Geographic Areas

Note 12 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

At December 1, 2014, Barnwell employed 38 individuals; 37 on a full time basis and 1 on a part time basis.

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

ITEM 1A.                         RISK FACTORS

The business of Barnwell and its subsidiaries face numerous risks, including those set forth below or those described elsewhere in this Form 10-K or in Barnwell’s other filings with the SEC. The risks described below are not the only risks that Barnwell faces. If any of the following risk factors should occur, our profitability, financial condition or liquidity could be materially negatively impacted.

Entity-Wide Risks

Future economic conditions and volatility in prices for natural gas and oil may have impacts on our business and financial condition that we currently cannot predict.

Modest and unsteady economic growth from the global financial crisis and recession that began in 2008 continues to affect the demand for luxury real estate and water well drilling and pump installation services in Hawaii. Additionally, the discovery and availability of natural gas and more recently oil from shale has resulted in an oversupply of natural gas and oil in North America contributing to a decline in prices as compared to years past. Absent a sufficient increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels over the long term in the absence of favorable offsetting factors or cash inflows from other sources.

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

At September 30, 2014, we had borrowings under our credit facility and real estate loan of approximately $11.1 million. In the ordinary course of business, we may incur significant additional debt in order to fund future capital expenditures, acquisitions and homebuilding activities.

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

In addition, our Canadian revolving credit facility is subject to periodic redetermination and renewal. In April 2014, the aggregate principal amount of the revolving credit facility was decreased from $20,000,000 Canadian dollars to $11,800,000 Canadian dollars, partially due to the decrease in security resulting from sales of oil and natural gas properties in fiscal 2014. A further decrease in the facility could require us to repay indebtedness in excess of the borrowing base, or we may need to further secure the lenders with additional collateral. If we do not have sufficient funds for repayment, available assets for collateral or the ability to arrange new financing, we may have to sell significant assets. Any such sale could have a material adverse effect on our business and financial results.

Furthermore, our real estate loan agreement contains provisions requiring us to maintain compliance with a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1. Noncompliance with either of these ratios could result in the need to pay down all or a portion of the outstanding borrowings before the scheduled due date.

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

Our operations are subject to currency rate fluctuations.

Our operations are subject to fluctuations in foreign currency exchange rates between the U.S. dollar and the Canadian dollar. Our financial statements, presented in U.S. dollars, may be affected by foreign currency fluctuations through both translation risk and transaction risk. Volatility in exchange rates may adversely affect our results of operations, particularly through the weakening of the U.S. dollar relative to the Canadian dollar which may affect the relative prices at which we sell our oil and natural gas and may affect the cost of certain items required in our operations. To date, we have not entered into foreign currency hedging transactions to control or minimize these risks.

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

As of September 30, 2014, four of our stockholders, including two of our executive officers, held approximately 44% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company. The significant stockholders who also are executive officers could significantly affect our business, policies and affairs.

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

Risks Related to Oil and Natural Gas Segment

Successful re-investment of proceeds from the sale of oil and natural gas properties is needed in order to replace production and reserves of the properties sold.

It is uncertain whether future acquisition and development activities will result in additional proved reserves or that we will be able to drill productive wells at acceptable costs. Future oil and gas production is, therefore, highly dependent upon our level of success in acquiring or finding additional reserves on an economic basis. Furthermore, if oil or natural gas prices increase, our cost for additional reserves could also increase. The amount of funding available for investment activities is also uncertain.

We may fail to fully identify potential problems related to acquired reserves or to properly estimate those reserves.

We periodically evaluate acquisitions of reserves, properties, prospects and leaseholds and other strategic transactions that appear to fit within our overall business strategy. Our evaluation includes an assessment of reserves, future oil and natural gas prices, operating costs, potential for future drilling and production, validity of the seller’s title to the properties and potential environmental issues, litigation and other liabilities.

In connection with these assessments, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Our review will not reveal all existing or potential problems nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and potential recoverable reserves. Inspections may not always be performed on every well, and environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. We often are not entitled to contractual indemnification for environmental liabilities or title defects in excess of the amounts claimed by us before closing and acquire properties on an “as is” basis.

There are numerous uncertainties inherent in estimating quantities of proved oil and gas reserves and future production rates and costs with respect to acquired properties, and actual results may vary substantially from those assumed in the estimates.

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

We hold minority interests in the majority of our oil and natural gas properties. As a result, we cannot control the pace of exploration or development, major decisions affecting the drilling of wells or the plan for development and production at non-operated properties, although contract provisions give Barnwell certain consent rights in some matters. The operator’s influence over these matters can affect the pace at which we incur capital expenditures. Additionally, as certain underlying joint venture data is not accessible to us, we depend on the operators at non-operated properties to provide us with reliable accounting information. We also depend on operators and joint operators to maintain the financial resources to fund their share of all abandonment and reclamation costs.

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

Our deferred tax assets include liabilities accrued for books but not for tax under Canadian tax law. Our ability to realize these deferred tax assets is based upon the assumption of continuing oil and gas drilling and acquisition activity in the future and continuity of the oil and natural gas segment as a going concern in Canada. If new operational strategies and estimates of oil and natural gas drilling and reserve acquisition success do not materialize as planned, or if negative evidence of future realizability cannot be overcome despite our plans and estimates, some or all of these deferred tax assets would not be deemed realizable, which in turn could have a material adverse effect on our financial condition and results of operations.

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

Deficiencies in operating practices and record keeping, if any, may increase our risks and liabilities relating to incidents such as spills and releases and may increase the level of regulatory enforcement actions.

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

For wells and facilities in the Province of Alberta, the Alberta Energy Regulator (“AER”) tracks each licensee’s deemed asset value and estimated abandonment and reclamation liabilities, and imposes a security deposit on operators whose estimated liabilities exceed their deemed asset value. At September 30, 2014, the Company had sufficient deemed asset value that no security deposit was due. A requirement to provide security deposit funds to the AER in the future would result in the diversion of operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which could in turn have a material adverse effect on our business, financial condition and results of operations. Additionally, in July 2014, the AER introduced an Inactive Well Compliance Program which will result in the acceleration of expenditures to suspend and/or abandon long-term inactive wells.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada. In fiscal 2014, we derived 75% of our revenues from operations in Canada.

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

Risks Related to Land Investment Segment

The market value of our real estate interests could decline, which may require write-downs of the carrying value of our residential lot held for investment to its estimated fair value. Any write-downs would negatively impact our results of operations.

The market value of residential lots can fluctuate significantly as a result of changing economic market conditions. Economic conditions in the United States and the world have improved in recent years but the recovery remains relatively weak, which puts continued pressure on consumer confidence for residential real estate. These challenging market conditions are expected to continue for the foreseeable future and may deteriorate. Prevailing market conditions may significantly influence the market value of our residential parcel held for investment. In the event of changes in economic or market conditions, we may have to sell the residential lot at a lower margin or at a loss, or we may be required to write-down the carrying value of our residential parcel held for investment. Such write-down would have a negative impact on our results of operations.

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

Our land investment business is concentrated in the state of Hawaii. As a result, our financial results are dependent on the economic growth and health of Hawaii, particularly the island of Hawaii.

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

We are entitled to receive future payments based on a percentage of the sales prices of residential homes and lots within approximately 870 acres in the Kaupulehu area. However, in order to collect such percentage of sales payments we are reliant upon the developer, KD I and KD II, in which we own a 19.6% ownership interest, to continue to develop and market the homes and lots. We do not have a controlling interest in the partnerships, and therefore are dependent on the general partner for development decisions. The receipt of future percentage of sales payments could be jeopardized if the developer fails to proceed with development and marketing of the property.

We may be adversely impacted by the failure of the land development partnerships to fulfill their commitments.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety relate to certain construction contracts of KD I and KD II. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I, KD II and certain other owners are jointly and severally liable. If the partnerships do not fulfill their commitments, we may be required to expend additional resources or suffer losses, which could be significant.

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

We are reliant upon the sale of our home as a source of liquidity. If we are unable to sell the home within a reasonable timeframe, our operating results, cash inflows and financial condition could be materially impacted.

Barnwell currently owns one luxury residence that is available for sale in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.

Any unpaid principal balance and accrued interest on our real estate loan is due and payable on April 1, 2018. Monthly payments of principal and interest on the related real estate loan are due on the first day of each month and will change as a result of a change in the interest rate, the sale of the house or the sale of a residential parcel. Upon the sale of the house or a residential parcel, we will be required to make a principal payment in the amount of the net sales proceeds of the house or residential parcel. Absent the sale of the house or the ability to refinance, the balloon payment on the debt will need to be repaid using other operating cash flows which could negatively impact other business segments.

The inability to sell the home within a reasonable timeframe will lead to additional interest, maintenance, property taxes and other holding costs. Furthermore, if estimated cash inflows from the home sale is less than current expectations, our operating results, cash inflows and financial condition could be materially impacted.

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

ITEM 3.                                     LEGAL PROCEEDINGS

Barnwell is routinely involved in disputes with third parties that occasionally require litigation. In addition, Barnwell is required to maintain compliance with all current governmental controls and regulations in the ordinary course of business. Barnwell’s management is not aware of any claims or litigation involving Barnwell that are likely to have a material adverse effect on its results of operations, financial position or liquidity.

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

PART II

ITEM 5.                                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE MKT under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE MKT, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2012	$3.50	$3.05	December 31, 2013	$3.65	$3.00
March 31, 2013	$3.64	$3.00	March 31, 2014	$3.60	$2.75
June 30, 2013	$3.89	$2.99	June 30, 2014	$3.46	$2.96
September 30, 2013	$3.71	$3.00	September 30, 2014	$3.21	$2.57

Holders

As of December 1, 2014, there were 8,277,160 shares of common stock, par value $0.50, outstanding. There were approximately 1,151 holders of the common stock of the registrant as of December 1, 2014.

Dividends

No dividends were declared or paid during fiscal years 2014 or 2013. The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

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

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Loss, Cash Flows, and Equity for the years ended September 30, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

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

Critical Accounting Policies and Estimates

The Company considers an accounting estimate to be critical if the accounting estimate requires the Company to make assumptions that are difficult or subjective about matters that were highly uncertain at the time that the accounting estimate was made, and changes in the estimate that are reasonably likely to occur in periods subsequent to the period in which the estimate was made, or use of different estimates that the Company could have used in the current period, would have a material impact on the Company’s financial condition or results of operations. The most critical accounting policies inherent in the preparation of the Company’s financial statements are described below. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Our reserve estimates are prepared at least annually by independent petroleum reserve engineers and quarterly by internal personnel. The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 9.8% of the previous year’s estimate. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties. If reported reserve volumes were revised downward by 5% at the end of fiscal 2014, the ceiling limitation would have decreased approximately $1,814,000 before income taxes, which would not have resulted in a reduction of the carrying value of oil and gas properties before income taxes.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2014, depletion for fiscal 2014 would have increased by approximately $277,000.

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

Real Estate and Investment Held for Sale and Investment in Residential Parcel

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

Equity Method Investments

Policy Description

Equity method investments are reviewed for possible impairment when events or circumstances indicate that there is an other-than-temporary loss in value.  An investment is written down to fair value if there is evidence of a loss in value which is other-than-temporary.

Judgments and Assumptions

In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgment are involved.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions, as well as an affiliate’s current and future plans to the extent that such plans are known to the Company.  Impairment calculations contain additional uncertainties because they require management to make assumptions and apply judgments to estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates.  Changes in these and other assumptions could affect the projected operational results of the unconsolidated affiliates and, accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results.

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

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset. Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities. The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations. Actual asset retirement obligations through the end of fiscal 2014 have not materially differed from our estimates. However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future. A 20% increase in accretion and depletion of the asset retirement obligation would have increased Barnwell’s fiscal 2014 expenses before taxes by approximately $325,000.

Overview

Barnwell is engaged in the following lines of business: 1) exploring for, developing, acquiring, producing and selling oil and natural gas in Canada (oil and natural gas segment), 2) investing in land interests in Hawaii (land investment segment), 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment), and 4) developing homes for sale in Hawaii (residential real estate segment).

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

Barnwell sells all of its oil and natural gas liquids production under short-term contracts with marketers of oil. Natural gas sold by Barnwell is generally sold under short-term contracts with prices indexed to market prices. The price of natural gas, oil and natural gas liquids is freely negotiated between the buyers and sellers. Oil and natural gas prices are determined by many factors that are outside of our control. Market prices for oil and natural gas products are dependent upon factors such as, but not limited to, changes in market supply and demand, which are impacted by overall economic activity, changes in weather, pipeline capacity constraints, inventory storage levels, and output. Petroleum and natural gas prices are very difficult to predict and fluctuate significantly. Natural gas prices tend to be higher in the winter than in the summer due to increased demand, although this trend has become less pronounced due to the increased use of natural gas to generate electricity for air conditioning in the summer and increased natural gas storage capacity in North America.

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

•                 The right to receive payments from KD I and KD II, resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area, located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean, by KD I and KD II in two increments (“Increment I” and “Increment II”). Increment I is an area zoned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots approximately two to three acres in size fronting the ocean are currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development.

•                 An indirect 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments.

•                 Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above.

2)           Barnwell owns an 80% controlling interest in Kaupulehu 2007, a Hawaii limited liability limited partnership. At September 30, 2014, Kaupulehu 2007 owned two residential parcels in the Kaupulehu area. One residential parcel is being held for speculative purposes and is not expected to be sold within a year of the balance sheet date. In September 2014, Kaupulehu 2007 entered into a contract to sell the other residential parcel, which closed on October 13, 2014.

Contract Drilling Segment

Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Residential Real Estate Segment

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, constructs and sells luxury single-family homes. Kaupulehu 2007, in addition to the two parcels described above, owns a luxury residence in the Kaupulehu area that is available for sale. Kaupulehu 2007 does not currently have any homes under construction.

Investment in Joint Ventures

On July 25, 2014, Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell, sold its 1.5% passive minority interests in the Hualalai Resort and the Kona Village Resort to an independent third party for $3,399,000, of which $679,000 relates to non-controlling interests. Barnwell previously wrote off its investment in the Hualalai Resort due to its other-than-temporary decline in fair value and in Kona Village Resort as a result of the March 2011 tsunami which caused the resort to shut down indefinitely.

Business Environment

Our operations are located in Canada and in the state of Hawaii. Accordingly, our business performance is directly affected by macroeconomic conditions in those areas, as well as general economic conditions of the U.S. domestic and world economies. Current global economic conditions differentiate recent times from years past and continue to impact all of the Company’s segments in both Hawaii and Canada.

Oil and Natural Gas Segment

Historically, oil and natural gas prices have been highly volatile. Demand for natural gas also changes from season to season.

Extreme winter conditions in the U.S. and Canada increased the demand for natural gas during the winter months of fiscal 2014, which resulted in a reduction of the natural gas inventories in North America and increased natural gas prices. The outlook for natural gas prices, however, is uncertain due to the increasing production of natural gas from shale in North America.

Marginal increases in Canadian oil prices in fiscal 2014 over 2013 are due to additional refinery capacity for Canadian oil in the U.S., expanded pipelines and increased transportation from Canada to the U.S. of crude by rail, all of which contributed to the decrease in the differential between the prices received for Canadian oil as compared to global benchmark prices. However, the continued reduced level of demand for oil, coupled with the significant increase in North American oil production, is expected to continue and oil prices will remain volatile in the near term and may be affected by economic growth figures, political instability, supply and pipeline capacity constraints.

Future acquisition and development activities are planned for fiscal 2015 to re-invest the proceeds from the sales of oil and natural gas properties that occurred in fiscal 2014.

Land Investment and Residential Real Estate Segments

Kaupulehu 2007’s luxury home is a 5-bedroom, 6.5-bath ranch-style home, 6,275 square feet in size and is available for sale. Barnwell will have continuing cash outflows such as debt repayments, interest, maintenance, property taxes, and other holding costs until the home and the lot held for investment are sold.

Demand for residential homes and lots on the Kona/Kohala coast has improved with increased developer and resale volumes as compared to recent years. However, we do not control or determine when or if the remainder of Increment I or Increment II will be developed. If real estate activity in the Kaupulehu area does not continue to improve or does not improve sufficiently, our operating results, financial condition, liquidity and cash flows could be adversely affected.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii. The most recent State of Hawaii Department of Business, Economic Development and Tourism forecast suggests growth in the construction industry with increases in private development more than offsetting decreases in government contracts. Management currently estimates that well drilling activity for fiscal 2015 will decrease slightly as compared to fiscal 2014 based upon the value of contracts in backlog.

Results of Operations

Summary

Net earnings attributable to Barnwell for fiscal 2014 totaled $672,000, a $9,235,000 increase in operating results from a net loss of $8,563,000 in fiscal 2013. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•                 There was a reduction of the carrying value of oil and natural gas properties of $4,506,000, before taxes, in the prior fiscal year and there was no such reduction in the current fiscal year;

•                 A $3,399,000 gain on sale of investment, before non-controlling interests’ share of such gain and before taxes, in the current year period from the sale of the 1.5% interests in Hualalai Resort and Kona Village Resort;

•                 A $2,066,000 increase in oil and natural gas segment operating profit, before the prior year reduction in carrying value of assets and taxes, primarily resulting from higher prices received for all products;

•                 A $1,247,000 increase in contract drilling operating results, before taxes, primarily resulting from increased water well drilling activity;

•                 A $354,000 increase in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, as there were increased percentage of sales receipts in the current year; and

•                 A $271,000 foreign currency transaction gain in the current year due to the repayment of the U.S. dollar denominated credit facility using Canadian dollars.

General

Barnwell conducts operations in the U.S. and Canada. Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. Barnwell cannot accurately predict future fluctuations of the exchange rates and the impact of such fluctuations may be material from period to period.

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 6% in fiscal 2014, as compared to fiscal 2013, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 8% at September 30, 2014, as compared to September 30, 2013. Accordingly, the assets, liabilities, stockholders’ equity, and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2014 was $2,009,000, a $690,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $1,319,000 in fiscal 2013. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in fiscal 2014 and 2013 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas revenues

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2014 as compared to fiscal 2013. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2014	2013	$	%
Natural gas (Mcf)*	$ 3.84	$ 2.68	$ 1.16	43%
Oil (Bbls)	$ 80.40	$ 80.27	$ 0.13	0%
Liquids (Bbls)	$ 46.04	$ 42.33	$ 3.71	9%

	Annual Net Production
			Increase (Decrease)
	2014	2013	Units	%
Natural gas (Mcf)	1,927,000	2,018,000	(91,000)	(5%)
Oil (Bbls)	115,000	151,000	(36,000)	(24%)
Liquids (Bbls)	69,000	78,000	(9,000)	(12%)

*      Natural gas price per unit is net of pipeline charges.

Oil and natural gas revenues decreased $1,078,000 (5%) from $21,376,000 in fiscal 2013 to $20,298,000 in fiscal 2014, primarily due to decreases in net production partially offset by higher prices for all products.

Production was impacted by divestitures of certain oil and natural gas properties in fiscal 2014 as well as by natural declines in production from older properties. The divestiture of properties resulted in decreased natural gas and oil production of 64,000 Mcf and 26,000 Bbls, respectively, in fiscal 2014 as compared to fiscal 2013. The decrease in net natural gas liquids production was primarily due to natural declines in production as the decrease attributable to divested assets was insignificant.

The decrease in natural gas production due to divestitures and natural declines in production was partially offset by the fact that there was no Dunvegan plant and pipeline maintenance shutdown in the current fiscal year while there was in the prior year period. The shutdown reduced prior year net natural gas production by approximately 74,000 Mcf and net natural gas liquids production by approximately 4,000 Bbls.

Net natural gas production in the prior fiscal year was further reduced by approximately 200,000 Mcf due to an adjustment of natural gas royalty allowances by the Government of Alberta, related mainly to non-operated properties, however higher royalty rates in the current year due to higher natural gas prices, as compared to the same period in the prior year, largely offset this adjustment.

Oil and natural gas operating expenses

Oil and natural gas operating expenses decreased $1,078,000 (11%) to $8,914,000 in fiscal 2014, as compared to $9,992,000 in fiscal 2013. The decrease was primarily due to $796,000 of estimated costs incurred in the prior year to remediate soil contamination from infrastructure issues at the Dunvegan and Wood River properties, a 6% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses $589,000 from that of the prior year and lower volumes produced. These decreases were partially offset by increased repair and maintenance costs in the current year which are trending higher as the average age of our properties increases and a decrease in equalization credits received from non-operated properties of $392,000 for previously allocated operating expenses. Oil and natural gas operating expenses generally increase over time on a per unit basis as properties age and as more remedial repairs and maintenance are required.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of single-family residential lots in Increment I from KD I, a land development partnership in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage payments are part of a 2004 transaction where Kaupulehu Developments sold its leasehold interest in Increment I to KD I, which was prior to Barnwell’s affiliation with KD I on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

In November 2013, Barnwell received a percentage of sales payment of $140,000 from KD I relating to the sale of one lot in Increment I. Subsequent to the acquisition of ownership interests in the Kukio Resort land development partnerships, Barnwell received percentage of sales payments totaling $600,000 from KD I for the sale of two lots in Increment I.

The following table summarizes the percentage of sales payment revenues received from KD I:

	Year ended September 30,
	2014	2013
Sale of interest in leasehold land:
Proceeds	$740,000	$300,000
Fees	(104,000)	(18,000)
Revenues – sale of interest in leasehold land, net	$636,000	$282,000

KD I sold three single-family lots in Increment I during the year ended September 30, 2014 as compared to one single-family lot in Increment I during the year ended September 30, 2013.

As of September 30, 2014, 32 of the 38 single-family lots in Phase I of Increment I have been sold by KD I and the remaining six lots were sold in October 2014. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. The developer released and began marketing a portion of the 42 single-family lots in Phase II of Increment

I, and as of September 30, 2014, three of the lots have been sold. It is uncertain when or if KD I will complete the remaining single-family lots in Phase II of Increment I and there is no assurance with regards to the amounts of future sales from Increment I.

In October 2014, Kaupulehu Developments received percentage of sales payments totaling $1,200,000 from the sale of six lots within Phase I of Increment I and two lots within Phase II of Increment I.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues increased $3,949,000 (169%) to $6,287,000 in fiscal 2014, as compared to $2,338,000 in fiscal 2013, and contract drilling costs increased $2,787,000 (124%) to $5,026,000 in fiscal 2014, as compared to $2,239,000 in fiscal 2013. The contract drilling segment generated a $952,000 operating profit before general and administrative expenses during fiscal 2014, an increase in operating results of $1,247,000 as compared to an operating loss before general and administrative expenses of $295,000 in fiscal 2013. The increase in operating results was primarily due to increased water well drilling activity in the current year as compared to the prior year due to work on an unusually large well drilling contract for multiple wells in the current year.

At September 30, 2014, there was a backlog of three well drilling and five pump installation and repair contracts, of which one well drilling and two pump installation and repair contracts were in progress as of September 30, 2014. The backlog of contract drilling revenues as of December 1, 2014 was approximately $3,200,000. All of the contracts in backlog at December 1, 2014 are expected to be completed within fiscal year 2015.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. There has been significant volatility in demand for water well drilling contracts in recent years due largely to the impact of the recession and reduced governmental capital improvement budgets. This has generally led to increased competition for available contracts and lower margins on awarded contracts. Although the Company has experienced a recent increase in water well drilling activity, it is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of this volatility in demand.

Gain on sale of investments

On July 25, 2014, Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell, sold its 1.5% passive minority interests in the Hualalai Resort and the Kona Village Resort to an independent third party for $3,399,000. As previous write downs reduced the carrying value of the investments to zero, Barnwell recognized a $3,399,000 gain on this transaction, of which $679,000 relates to non-controlling interests. Kaupulehu Investors, LLC’s capital and operating cash call investments in the Hualalai Resort and the Kona Village Resort prior to the sale totaled $3,193,000.

Gas processing and other

Included in gas processing and other income are foreign currency transaction gains of $271,000 for the year ended September 30, 2014 from the repayment of U.S. dollar denominated debt using Canadian dollars. There was no such gain in the prior year.

General and administrative expenses

General and administrative expenses decreased $885,000 (10%) to $8,026,000 in fiscal 2014, as compared to $8,911,000 in fiscal 2013. The decrease was primarily due to the fact that general and administrative expenses in the current year period included a $380,000 reduction in share-based compensation expense resulting from a decline in the market price of the Company’s stock, as compared to a $73,000 reduction in share-based compensation expense in the prior year and a $370,000 decrease in retirement plan expense due primarily to an increase in the discount rate.

Depletion, depreciation, and amortization

Depletion, depreciation and amortization decreased $2,151,000 (25%) to $6,391,000 in fiscal 2014, as compared to $8,542,000 in fiscal 2013. The decrease was due to an 11% decrease in the depletion rate as a result of the recent divestiture of certain oil and natural gas properties, an 11% decrease in net production and a 6% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.

Reduction of carrying value of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at December 31, 2012 and March 31, 2013. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $4,506,000 during the year ended September 30, 2013. No such reduction was necessary during the year ended September 30, 2014.

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

Interest expense

Interest expense increased $77,000 (13%) to $664,000 in fiscal 2014, as compared to $587,000 in fiscal 2013, primarily due to the increase in average outstanding debt balances and average interest rates as a result of the land investment loan which Barnwell obtained on November 27, 2013, which was paid in full on September 25, 2014.

Equity in loss of affiliates

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% ownership interest in each KD Kukio Resorts, LLC, KD Maniniowali, LLC and KD Kaupulehu, LLC for $5,140,000. Barnwell’s investment in these entities is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $482,000 during fiscal 2014.

Income taxes

The components of income (loss) before income taxes, after adjusting the income (loss) for non-controlling interests, are as follows:

	Year ended September 30,
	2014	2013

United States	$(629,000)	$(4,832,000)
Canada	1,905,000	(5,228,000)

	$1,276,000	$(10,060,000)

Barnwell’s effective consolidated income tax rate for fiscal 2014, after adjusting income (loss) before income taxes for non-controlling interests, was 47%, as compared to 15% for fiscal 2013.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that Canadian taxable income is not sheltered by U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have any future U.S. tax benefit prior to expiration.

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

Net earnings attributable to non-controlling interests totaled $666,000 in fiscal 2014, as compared to net loss attributable to non-controlling interests of $109,000 in fiscal 2013. The $775,000 (711%) change is due primarily to impacts to non-controlling interests of the current year gain on the sale of our investment in joint ventures and greater percentage of sales proceeds received, as compared to the prior year.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires an entity to evaluate at each reporting period whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. The guidance is effective for interim and annual reporting periods beginning after December 15, 2016. Early application is permitted. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, land investment segment proceeds and available credit. At September 30, 2014, Barnwell had $16,104,000 in cash and cash equivalents, $11,997,000 in working capital and $3,273,000 of available credit under its credit facility with its Canadian bank.

Cash Flows

Cash flows provided by operations totaled $5,569,000 for fiscal 2014, as compared to $3,191,000 for the same period in fiscal 2013. This $2,378,000 increase was primarily due to higher contract drilling segment operating results and changes in working capital in the current period.

Net cash provided by investing activities totaled $9,078,000 for fiscal 2014, as compared to $3,778,000 used in investing activities for the same period in fiscal 2013. The $12,856,000 increase was primarily due to proceeds of $13,846,000 received from the sale of oil and natural gas properties and $3,297,000 received from the sale of our investment in joint ventures partially offset by a $5,140,000 payment to acquire interests in the Kukio Resort land development partnerships.

Cash flows used in financing activities totaled $6,031,000 for fiscal 2014, as compared to $319,000 for fiscal 2013. The $5,712,000 increase in cash used was primarily due to a $5,024,000 increase in net debt repayments and distributions to non-controlling interests of $705,000 in the current year, as compared to none in the prior year.

Credit Arrangements

In April 2014, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $11,800,000 Canadian dollars, or US$10,528,000 at the September 30, 2014 exchange rate of 0.8922, from $20,000,000 Canadian dollars. A portion of the decrease in the facility relates to the decrease in security resulting from the sales of oil and natural gas properties discussed below in “Oil and Natural Gas Properties.” The other material terms of the credit facility remain unchanged.

Borrowings under this facility were $7,000,000 at September 30, 2014, as Barnwell repaid $5,000,000 of the credit facility during the current year, and unused credit available was $3,273,000 after consideration of issued letters of credit totaling $255,000. The interest rate on the facility at September 30, 2014 was 2.66%. The renewed facility is available in U.S. dollars at LIBOR plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. Principal and interest are paid monthly and are determined based on a loan amortization schedule. Monthly payments of principal and interest are due on the first day of each month and will change as a result of an annual change in the interest rate, the sale of the house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at September 30, 2014 was 3.41%. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or a residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The non-revolving real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1.

On November 27, 2013, Barnwell, through affiliated entities, entered into a non-revolving loan with a Hawaii bank for $5,000,000 to fund the acquisition of interests in the Kukio Resort land development partnerships and certain acquisition costs. Barnwell repaid the loan in full on September 25, 2014.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, decreased $3,380,000 (60%) from $5,662,000 in fiscal 2013 to $2,282,000 in fiscal 2014. During the year ended September 30, 2014, Barnwell participated in the drilling of four gross (1.6 net) development wells in Canada. However, of those wells two gross (1.2 net) wells were part of the oil assets in the Mantario area of Saskatchewan, Canada which were sold on February 20, 2014 as discussed further below in “Oil and Natural Gas Properties.” Barnwell replaced 18% of oil production (including natural gas liquids) and 10% of natural gas production during fiscal 2014, as compared to 12% and 1%, respectively, during fiscal 2013. Of the $2,282,000 total oil and natural gas properties investments for fiscal 2014, $42,000 (2%) was for acquisition of oil and natural gas leases, $884,000 (39%) was for exploration costs and $1,356,000 (59%) was for development of oil and natural gas properties.

The following table sets forth the gross and net numbers of oil and natural gas wells Barnwell participated in drilling for the last two fiscal years:

	2014		2013
	Gross	Net	Gross	Net
Exploratory oil and natural gas wells	-	-	1	1.0
Development oil and natural gas wells	4	1.6	7	1.3
Successful oil and natural gas wells	4	1.6	6	0.8
Unsuccessful oil and natural gas wells	-	-	2	1.5

Barnwell estimates that investments in oil and natural gas properties for fiscal 2015 will range from $5,000,000 to $12,000,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Properties

In February 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil properties located in the Mantario area of Saskatchewan, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $2,726,000 in order to, among other things, reflect an economic effective date of January 1, 2014. Net oil production from Mantario was approximately 16,000 Boe, or approximately 3% of total net oil and natural gas production, for the year ended September 30, 2013. As of September 30, 2013, estimated net proved oil reserves volumes associated with this property was 35,000 Boe, or approximately 1% of the total reserve volumes at that date.

In April 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil and gas properties located in the Chauvin, Cessford and Rat Creek areas of Alberta, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $4,581,000 in order to, among other things, reflect an economic effective date of March 1, 2014. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in material adjustments. Net oil and natural gas production from these properties was approximately 24,000 Boe, or approximately 4% of total net oil and natural gas production, for the year ended September 30, 2013. As of September 30, 2013, estimated net proved oil and natural gas reserve volumes associated with these properties was 132,000 Boe, or approximately 5% of the total reserve volumes at that date.

In May 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in certain oil and gas properties located in the Boundary Lake area of Alberta and British Columbia, Canada. The sales price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $6,120,000 in order to, among other things, reflect an economic effective date of January 1, 2014. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in material adjustments. Net oil and natural gas production from Boundary Lake was approximately 43,000 Boe, or approximately 7% of total net oil and natural gas production, for the year ended September 30, 2013. As of September 30, 2013, estimated net proved oil and natural gas reserve volumes associated with this property was 228,000 Boe, or approximately 8% of the total reserve volumes at that date.

During the year ended September 30, 2014, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $692,000, of which $273,000 was withheld in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale which is included in Accounts and other receivables at September 30, 2014. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the buyer is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell.

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

Total proceeds received from sales of oil and natural gas properties during the year ended September 30, 2014 was $13,846,000.

In October 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and acquired additional interests in oil and natural gas properties located in the Progress area of Alberta, Canada, which closed on November 13, 2014. The purchase price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $526,000 in order to, among other things, reflect an economic effective date of July 1, 2014. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing.

Asset Retirement Obligation

In July 2014, the Alberta Energy Regulator introduced an Inactive Well Compliance Program which will result in the acceleration of expenditures to suspend and/or abandon long-term inactive wells. Under the program all inactive wells that are noncompliant as of April 1, 2015 need to be brought into compliance within five years, in increments of 20 percent per year. At September 30, 2014, the current portion of the asset retirement obligation was $978,000.

Other Considerations

We believe our sources of funds such as current cash and working capital balances, available credit, future operating cash flows and land investment segment proceeds will provide sufficient liquidity to fund our operations, planned future capital expenditures, asset retirement obligations, scheduled debt repayments and related interest. However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sale proceeds are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the level of borrowings under the facility upon the April 2015 review, and/or we fall short of our key financial debt covenants for our real estate loan and are required to repay all or a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash inflows and/or higher cash outflows than expected, which in turn could have a material adverse effect on our operations, liquidity, cash flows and financial condition. Absent a sufficient sustained increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels. As such, the near-term and longer-term outlook for sources and uses of funds and oil and natural gas capital resources remains highly dependent on the success of the Company in the investment of its current financial resources, as well as the factors noted above.

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

Contingencies

Environmental

As of September 30, 2014 and 2013, environmental remediation costs of $501,000 and $783,000, respectively, which have not been discounted, were accrued for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties. Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 6 in the “Notes to Consolidated Financial Statements” in Item 8 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

ITEM 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

Barnwell Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, cash flows, and equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
December 18, 2014

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$16,104,000	$7,828,000
Accounts and other receivables, net of allowance for doubtful accounts	2,910,000	3,287,000
Prepaid expenses	221,000	230,000
Investment held for sale	1,139,000	-
Real estate held for sale	5,448,000	5,448,000
Other current assets	698,000	2,234,000

Total current assets	26,520,000	19,027,000

Investments	5,900,000	2,381,000

Property and equipment, net	22,350,000	41,306,000

Total assets	$54,770,000	$62,714,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,453,000	$4,415,000
Accrued capital expenditures	519,000	1,846,000
Accrued incentive and other compensation	1,085,000	1,652,000
Accrued operating and other expenses	2,464,000	2,670,000
Payable to joint interest owners	915,000	187,000
Current portion of long-term debt	4,449,000	5,240,000
Current asset retirement obligation	978,000	-
Other current liabilities	660,000	437,000

Total current liabilities	14,523,000	16,447,000

Long-term debt	6,650,000	11,400,000

Liability for retirement benefits	4,266,000	3,137,000

Asset retirement obligation	8,185,000	7,520,000

Deferred income taxes	1,201,000	1,890,000

Total liabilities	34,825,000	40,394,000

Commitments and contingencies (Note 15)

Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at September 30, 2014 and 2013	4,223,000	4,223,000
Additional paid-in capital	1,315,000	1,289,000
Retained earnings	16,204,000	15,532,000
Accumulated other comprehensive (loss) income, net	(258,000)	2,991,000
Treasury stock, at cost:
167,900 shares at September 30, 2014 and 2013	(2,286,000)	(2,286,000)

Total stockholders’ equity	19,198,000	21,749,000

Non-controlling interests	747,000	571,000

Total equity	19,945,000	22,320,000

Total liabilities and equity	$54,770,000	$62,714,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2014	2013
Revenues:
Oil and natural gas	$20,298,000	$21,376,000
Contract drilling	6,287,000	2,338,000
Sale of interest in leasehold land, net	636,000	282,000
Gain on sale of investments	3,399,000	-
Gas processing and other	825,000	612,000

	31,445,000	24,608,000

Costs and expenses:
Oil and natural gas operating	8,914,000	9,992,000
Contract drilling operating	5,026,000	2,239,000
General and administrative	8,026,000	8,911,000
Depletion, depreciation, and amortization	6,391,000	8,542,000
Reduction of carrying value of assets	-	4,506,000
Interest expense	664,000	587,000

	29,021,000	34,777,000

Income (loss) before equity in loss of affiliates and income taxes	2,424,000	(10,169,000)

Equity in loss of affiliates	(482,000)	-

Income (loss) before income taxes	1,942,000	(10,169,000)

Income tax provision (benefit)	604,000	(1,497,000)

Net earnings (loss)	1,338,000	(8,672,000)

Less: Net earnings (loss) attributable to non-controlling interests	666,000	(109,000)

Net earnings (loss) attributable to Barnwell Industries, Inc. stockholders	$672,000	$(8,563,000)

Basic net earnings (loss) per common share
attributable to Barnwell Industries, Inc. stockholders	$0.08	$(1.03)

Diluted net earnings (loss) per common share
attributable to Barnwell Industries, Inc. stockholders	$0.08	$(1.03)

Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160
Diluted	8,278,292	8,277,160

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
	2014	2013

Net earnings (loss)	$1,338,000	$(8,672,000)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(2,009,000)	(1,319,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	16,000	259,000
Net actuarial (losses) gains arising during the period, net of taxes of $0	(1,256,000)	1,729,000

Total other comprehensive (loss) income	(3,249,000)	669,000

Total comprehensive loss	(1,911,000)	(8,003,000)

Less: Comprehensive income (loss) attributable to non-controlling interests	666,000	(109,000)

Comprehensive loss attributable to Barnwell Industries, Inc.	$(2,577,000)	$(7,894,000)

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,338,000	$(8,672,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and amortization	6,391,000	8,542,000
Equity in loss of affiliates	482,000	-
Gain on sale of investments	(3,399,000)	-
Reduction of carrying value of assets	-	4,506,000
Foreign exchange gain	(271,000)	-
Retirement benefits expense	245,000	617,000
Accretion of asset retirement obligation	624,000	499,000
Deferred income tax benefit	(707,000)	(1,460,000)
Asset retirement obligation payments	(111,000)	(222,000)
Share-based compensation benefit	(380,000)	(73,000)
Retirement plan contributions	(356,000)	(606,000)
Sale of interest in leasehold land, net	(636,000)	(282,000)
Real estate held for sale	-	(139,000)
Increase from changes in current assets and liabilities	2,349,000	481,000

Net cash provided by operating activities	5,569,000	3,191,000

Cash flows from investing activities:
Proceeds from sale of oil and natural gas assets	13,846,000	-
Proceeds from sale of investments	3,297,000	-
Proceeds from sale of interest in leasehold land, net of fees paid	636,000	282,000
Proceeds from gas over bitumen royalty adjustments	15,000	62,000
Payment to acquire interest in affiliates	(5,140,000)	-
Capital expenditures	(3,576,000)	(4,122,000)

Net cash provided by (used in) investing activities	9,078,000	(3,778,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	5,000,000	503,000
Repayments of long-term debt	(10,541,000)	(1,020,000)
Contributions from non-controlling interests	215,000	198,000
Distributions to non-controlling interests	(705,000)	-

Net cash used in financing activities	(6,031,000)	(319,000)

Effect of exchange rate changes on cash and cash equivalents	(340,000)	(111,000)

Net increase (decrease) in cash and cash equivalents	8,276,000	(1,017,000)

Cash and cash equivalents at beginning of year	7,828,000	8,845,000

Cash and cash equivalents at end of year	$16,104,000	$7,828,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years ended September 30, 2013 and 2014

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Equity

Balance at September 30, 2012	8,277,160	$4,223,000	$1,289,000	$24,095,000	$2,322,000	$(2,286,000)	$482,000	$30,125,000
Contributions from non-controlling interests							198,000	198,000
Net loss				(8,563,000)			(109,000)	(8,672,000)
Foreign currency translation adjustments, net of taxes of $0					(1,319,000)			(1,319,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					259,000			259,000
Net actuarial gains arising during the period, net of taxes of $0					1,729,000			1,729,000

Balance at September 30, 2013	8,277,160	4,223,000	1,289,000	15,532,000	2,991,000	(2,286,000)	571,000	22,320,000
Contributions from non-controlling interests							215,000	215,000
Distributions to non-controlling interests							(705,000)	(705,000)
Net earnings				672,000			666,000	1,338,000
Share-based compensation			26,000					26,000
Foreign currency translation adjustments, net of taxes of $0					(2,009,000)			(2,009,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					16,000			16,000
Net actuarial losses arising during the period, net of taxes of $0					(1,256,000)			(1,256,000)

Balance at September 30, 2014	8,277,160	$4,223,000	$1,315,000	$16,204,000	$(258,000)	$(2,286,000)	$747,000	$19,945,000

See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2014 AND 2013

1.                                    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Barnwell is engaged in the following lines of business: 1) exploring for, developing, acquiring, producing and selling oil and natural gas in Canada, 2) investing in land interests in Hawaii, 3) drilling wells and installing and repairing water pumping systems in Hawaii, and 4) developing homes for sale in Hawaii.

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

Barnwell’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in VIEs in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method.

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

Accounts and Other Receivables

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

Investments in Real Estate and Investment Held for Sale

Barnwell’s investment in residential parcels is reported at the lower of the asset carrying value or fair value less costs to sell. The recorded balances are evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable. This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the assets, and ongoing cost of maintenance and improvements of the assets. Changes in these and other assumptions may require impairment charges that may materially impact the Company’s future operating results. If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations resulting in a decrease in the fair value of the aforementioned assets below carrying value, the Company will be required to record an impairment loss.

Investment property is classified as held for sale if management commits to a plan to sell the property, the Company actively markets the property in its current condition for a price that is reasonable in comparison to its fair value or management considers the sale of such property within one year of the balance sheet date to be probable.

Barnwell accounts for sales of Increment I and Increment II leasehold land interests under the full accrual method. Gains from such sales were recognized when the buyer’s investments were adequate to demonstrate a commitment to pay for the property, risks and rewards of ownership transferred to the buyer, and Barnwell did not have a substantial continuing involvement with the property sold. With regard to the sales of Increment I and Increment II leasehold land interests, the percentage of sales payments are contingent future profits which will be recognized when they are realized. All costs of the sales of Increment I and Increment II leasehold land interests were recognized at the time of sale and were not deferred to future periods when any contingent profits will be recognized.

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

Barnwell analyzes its unconsolidated affiliates in which it has an investment to determine whether the unconsolidated entities are VIEs and, if so, whether the Company is the primary beneficiary. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. At September 30, 2014, our unconsolidated affiliates that have been determined to be VIEs are accounted under the equity method because we do not have a controlling financial interest and are therefore not the VIE’s primary beneficiary (see Note 6).

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

Under the full cost method of accounting, we review the carrying value of our oil and natural gas properties, on a country-by-country basis, each quarter in what is commonly referred to as the ceiling test. Under the ceiling test, capitalized costs, net of accumulated depletion and oil and natural gas related deferred income taxes, may not exceed an amount equal to the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending in the reporting period on a constant basis, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum reserve engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects. If net capitalized costs exceed this limit, the excess is expensed. Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis. Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined. Proceeds from the disposition of oil and natural gas properties are credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves in a particular country.

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

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The actual fair value of plan assets and estimated rate of return is used to determine the expected investment return during the year. The estimated rate of return on plan assets is based on historical trends combined with long-term expectations, the mix of plan assets and long-term inflation assumptions. A decrease (increase) of 50 basis points in the expected return on assets assumptions would increase (decrease) pension expense by approximately $36,000 based on the assets of the plan at September 30, 2014.

The effects of changing assumptions are included in unamortized net gains and losses, which directly affect accumulated other comprehensive income. These unamortized gains and losses in excess of certain thresholds are amortized and reclassified to income (loss) over the average remaining service life of active employees. The change in actuarial loss (gain) in fiscal 2014 is primarily due to the adoption of new mortality tables issued by the Society of Actuaries in October 2014 which increase life expectancy assumptions and changes in the discount rates.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate. Operating results of foreign subsidiaries are translated at average exchange rates during the period. Translation adjustments have no effect on net income and are included in “Accumulated other comprehensive income, net” in stockholders’ equity.

Realized foreign currency transaction gains and losses are recognized within “Gas processing and other” in the Consolidated Statements of Operations. During the year ended September 30, 2014, Barnwell realized a foreign currency transaction gain of $271,000 due to the repayment of $5,000,000 of the U.S. dollar denominated credit facility using Canadian dollars. Realized foreign currency transaction gains or losses were inconsequential in fiscal 2013.

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

2.                                    EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated using the treasury stock method to reflect the assumed issuance of common shares for all potentially dilutive securities, which consist of outstanding stock options. Potentially dilutive shares are excluded from the computation of diluted earnings (loss) per share if their effect is anti-dilutive.

Options to purchase 807,250 and 777,250 shares of common stock were excluded from the computation of diluted shares for fiscal years 2014 and 2013, respectively, as their inclusion would have been antidilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Year ended September 30, 2014
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$672,000	8,277,160	$0.08

Effect of dilutive securities - common stock options	-	1,132

Diluted net earnings per share	$672,000	8,278,292	$0.08

	Year ended September 30, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(8,563,000)	8,277,160	$(1.03)

Effect of dilutive securities - common stock options	-	-

Diluted net loss per share	$(8,563,000)	8,277,160	$(1.03)

3.                                    SHARE-BASED PAYMENTS

The Company’s share-based compensation benefit and related income tax effects are as follows:

	Year ended September 30,
	2014	2013

Share-based compensation benefit	$(380,000)	$(73,000)

Income tax effect	$-	$-

Share-based compensation benefit recognized in earnings (loss) for the years ended September 30, 2014 and 2013 are reflected in “General and administrative” expenses in the Consolidated Statements of Operations. There was no impact on income taxes for the years ended September 30, 2014 and 2013 due to a full valuation allowance on the related deferred tax asset.

Description of Share-Based Payment Arrangements

The Company’s stock option plans are administered by the Compensation Committee of the Board of Directors.

1998 Stock Option Plan: Under the stockholder-approved 1998 Stock Option Plan, Barnwell was authorized to grant up to 780,000 shares of common stock to employees. Option shares are no longer available for grant under the 1998 Stock Option Plan. Stock options grants include qualified options that have an exercise price equal to the closing market price of Barnwell’s stock on the date preceding the date of grant (110% of the closing market price on the date preceding the date of grant for options granted to affiliates), vest annually over four years of continuous service, and expire ten years from the date of grant (five years from date of grant for options granted to affiliates).

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

2008 Equity Incentive Plan: The stockholder-approved 2008 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 800,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2014, a total of 62,500 share options remain available for grant. Stock options grants include nonqualified stock options that have exercise prices equal to Barnwell’s stock price on the date of grant, vest annually over a service period of four years commencing one year from the date of grant and expire ten years from the date of grant. Certain options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises under both the qualified plans and non-qualified plans when the optionee requests shares.

As of September 30, 2014, there was $64,000 of total unrecognized compensation cost related to nonvested share options. That cost is expected to be recognized over 3.2 years. The weighted-average grant date fair value of employee options granted during the year ended September 30, 2014 was $2.04 (no options were granted during the year ended September 30, 2013).

Equity-classified Awards

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

The following assumptions were used in estimating fair value for equity-classified share options granted in the year ended September 30, 2014:

Expected volatility	55.6%
Expected dividends	0.0%
Expected term (in years)	10.0
Risk-free interest rate	3.0%
Expected forfeitures	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2013 through September 30, 2014 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2013	60,000	$8.62
Granted	30,000	3.01
Exercised	-
Expired/Forfeited	-
Outstanding at September 30, 2014	90,000	$6.75	3.2	$-

Exercisable at September 30, 2014	60,000	$8.62	0.2	$-

Total share-based compensation expense for equity-classified awards vested in the year ended September 30, 2014 was $26,000. There was no share-based compensation expense for equity-classified awards in the prior year period.

Liability-classified Awards

Compensation cost for liability-classified awards is remeasured to current fair value using a closed-form valuation model based on current values at each period end with the change in fair value recognized as an expense or benefit until the award is settled.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

	Year ended September 30,
	2014	2013
Expected volatility range	29.0% to 57.2%	47.6% to 64.3%
Weighted-average volatility	45.4%	58.0%
Expected dividends	0.0%	0.0%
Expected term (in years)	0.2 to 9.2	1.2 to 6.2
Risk-free interest rate	0.1% to 2.5%	0.1% to 1.7%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2013 through September 30, 2014 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at October 1, 2013	717,250	$8.37
Granted	30,000	3.01
Exercised	-
Expired/Forfeited	-
Outstanding at September 30, 2014	747,250	$8.15	3.6	$-

Exercisable at September 30, 2014	717,250	$8.37	3.4	$-

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Year ended September 30,
	2014	2013

Due to vesting	$21,000	$46,000
Due to remeasurement	(427,000)	(119,000)

Total share-based compensation benefit for liability-based awards	$(406,000)	$(73,000)

4.                                    ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $34,000 and $43,000 as of September 30, 2014 and 2013, respectively. Included in accounts receivable are contract retainage balances of $202,000 and $52,000 as of September 30, 2014 and 2013, respectively. The retainage balance as of September 30, 2014 is expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

Costs and estimated earnings (loss) on uncompleted contracts are as follows:

	September 30,
	2014	2013
Costs incurred on uncompleted contracts	$6,049,000	$2,457,000
Estimated earnings (loss)	472,000	(251,000)
	6,521,000	2,206,000
Less billings to date	7,094,000	1,629,000
	$(573,000)	$577,000

Costs and estimated earnings (loss) on uncompleted contracts are included in the Consolidated Balance Sheets as follows:

	September 30,
	2014	2013
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$21,000	$1,011,000
Billings in excess of costs and estimated earnings on uncompleted contracts (included in other current liabilities)	(594,000)	(434,000)
	$(573,000)	$577,000

5.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007 currently owns one luxury residence that is available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

6.                                    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	September 30,
	2014	2013
Investment in land	$1,192,000	$2,331,000
Investment in land development partnerships	4,658,000	-
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$5,900,000	$2,381,000

Investment in residential parcels

At September 30, 2014, Kaupulehu 2007 owned two residential parcels in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. One residential parcel is being held for speculative purposes and is not expected to be sold within a year of the balance sheet date. In September 2014, Kaupulehu 2007 entered into a contract to sell the other residential parcel, which closed in October 2014 (see Note 20). The residential parcel to be sold was reclassified to investment held for sale as of September 30, 2014.

Investment in land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting.

The limited liability limited partnership agreements provide for a priority return of Barnwell’s investment prior to profit distributions. Net profits, losses and cash flows of the partnerships are allocated to Barnwell and the other partners at varying percentages based on whether the initial and any additional capital contributions have been repaid to the investors.

Barnwell’s share of the loss of its equity affiliates was $482,000 during the year ended September 30, 2014. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $324,000 as of September 30, 2014, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference for the capitalized development costs will be recognized as the partnerships sell lots and recognize the associated costs. The basis difference for the note receivable will be recognized as the partnerships sell memberships for the Kukio Golf and Beach Club for which the receivable relates. The basis difference adjustment from the acquisition date to September 30, 2014 was inconsequential.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at September 30, 2014 totaled approximately $5,400,000 and relate to certain construction contracts of KD I and KD II. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I, KD II and certain other partners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of September 30, 2014, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $10,058,000, consisting of the carrying value of the investment of $4,658,000 and $5,400,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

November 27, 2013 -
September 30, 2014
Revenue	$5,114,000
Gross profit	$2,058,000
Net loss	$(1,614,000)

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 19).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000.

The following table summarizes the Increment I percentage of sales payment revenues received from KD I:

	Year ended September 30,
	2014	2013
Sale of interest in leasehold land:
Proceeds	$740,000	$300,000
Fees	(104,000)	(18,000)
Revenues – sale of interest in leasehold land, net	$636,000	$282,000

As of September 30, 2014, 32 of the 38 single-family lots in Phase I of Increment I have been sold by KD I. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. The developer released and began marketing a portion of the 42 single-family lots in Phase II of Increment I, and as of September 30, 2014, three of the lots have been sold.

With respect to Increment II, of which only a portion is currently under development, Kaupulehu Developments is entitled to receive future payments from KD II based on a percentage of the sales prices of the residential lots or units, as well as additional payments after the members of KD II have received distributions equal to the capital they invested in the project.

There is no assurance with regards to the amounts of future payments to be received.

Investment in leasehold land interest – Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

Investment in joint ventures

On July 25, 2014, Kaupulehu Investors, LLC, an entity in which Barnwell has an 80% interest, received $3,297,000, with an additional $102,000 to be received pending the sale of an interest in a related utility, for the sale of Kaupulehu Investors, LLC’s 1.5% passive minority interests in the Hualalai Resort and Kona Village Resort to an independent third party. Kaupulehu Investors, LLC previously wrote off its investment in the Hualalai Resort due to its other-than-temporary decline in fair value and in Kona Village Resort as a result of the March 2011 tsunami which caused the resort to shut down indefinitely. As these previous write downs reduced the carrying value of the investments to zero, Barnwell recognized a $3,399,000 gain on this transaction, which is reflected in “Gain on sale of investments” in the Consolidated Statements of Operations, of which $679,000 relates to non-controlling interests. Kaupulehu Investors, LLC’s capital and operating cash call investments in the Hualalai Resort and the Kona Village Resort prior to the sale totaled $3,193,000.

7.                                    PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION

Barnwell’s property and equipment is detailed as follows:

			Accumulated
			Depletion,
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2014:
Land		$863,000	$-	$863,000
Oil and natural gas properties
(full cost accounting)		209,702,000	(191,478,000)	18,224,000
Drilling rigs and equipment	3 – 10 years	6,759,000	(5,754,000)	1,005,000
Offices	40 years	2,420,000	(384,000)	2,036,000
Other property and equipment	3 – 17 years	3,279,000	(3,057,000)	222,000
Total		$223,023,000	$(200,673,000)	$22,350,000

			Accumulated
			Depletion,
	Estimated	Gross	Depreciation,	Net
	Useful	Property and	and	Property and
	Lives	Equipment	Amortization	Equipment
At September 30, 2013:
Land		$863,000	$-	$863,000
Oil and natural gas properties
(full cost accounting)		239,243,000	(202,400,000)	36,843,000
Drilling rigs and equipment	3 – 10 years	6,758,000	(5,513,000)	1,245,000
Offices	40 years	2,420,000	(324,000)	2,096,000
Other property and equipment	3 – 17 years	3,588,000	(3,329,000)	259,000
Total		$252,872,000	$(211,566,000)	$41,306,000

See Note 18 for discussion of divestitures of oil and natural gas properties in fiscal 2014 and the reduction of carrying value of oil and gas properties recognized in fiscal 2013.

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2014	2013
Asset retirement obligation as of beginning of year	$7,520,000	$5,629,000
Obligations incurred on new wells drilled	105,000	61,000
Liabilities associated with properties sold	(718,000)	-
Revision of estimated obligation	2,437,000	1,783,000
Accretion expense	624,000	499,000
Payments	(111,000)	(222,000)
Foreign currency translation adjustment	(694,000)	(230,000)
Asset retirement obligation as of end of year	9,163,000	7,520,000
Less current portion	(978,000)	-
Asset retirement obligation, long-term	$8,185,000	$7,520,000

Barnwell recognized an additional $2,437,000 and $1,783,000 of abandonment and reclamation capitalized costs and liabilities in fiscal 2014 and 2013, respectively, for upward revisions to prior year estimates of costs as a result of the receipt of new and more specific information regarding costs to abandon wells similar to Barnwell’s. Additionally, in the current year, a portion of the revision in estimate was related to the Inactive Well Compliance Program, which was introduced by the Alberta Energy Regulator in July 2014, which will accelerate expenditures to suspend and/or abandon long-term inactive wells.

8.                                    INCENTIVE COMPENSATION PLAN

Barnwell established an incentive compensation plan in fiscal 2002 to compensate certain Canadian oil and natural gas segment personnel. The value of the plan is directly related to our oil and natural gas segment’s net income and the value of our oil and natural gas reserves discovered for projects developed by such personnel. Barnwell recognized $0 and $30,000 of costs pursuant to this plan in fiscal 2014 and 2013, respectively. Amounts accrued under this plan totaled $68,000 and $404,000 as of September 30, 2014 and 2013, respectively, and are reported under the caption “Accrued incentive and other compensation” on the Consolidated Balance Sheets.

9.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	September 30,
	2014	2013
Canadian revolving credit facility	$7,000,000	$12,000,000
Real estate loan	4,099,000	4,640,000
	11,099,000	16,640,000
Less current portion	(4,449,000)	(5,240,000)
Total long-term debt	$6,650,000	$11,400,000

Canadian revolving credit facility

On April 29, 2014, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $11,800,000 Canadian dollars, or US$10,528,000 at the September 30, 2014 exchange rate, from $20,000,000 Canadian dollars. A portion of the decrease in the facility relates to the decrease in security resulting from the sales of oil and natural gas properties discussed in Note 18. The other material terms of the credit facility remain unchanged.

Borrowings under this facility were $7,000,000 at September 30, 2014 and unused credit available was $3,273,000 after consideration of issued letters of credit totaling $255,000. The interest rate on the facility at September 30, 2014 was 2.66%.

The facility is available in U.S. dollars at LIBOR plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.6250% per annum is charged on the unused facility balance. Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2015. Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank. If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter). Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2015, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2015. As such, one quarterly repayment of 5% would be due within one year of September 30, 2014 and accordingly, we have included $350,000 in the current portion of long-term debt.

Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan. The facility is guaranteed by Barnwell and is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment. No compensating bank balances are required for this facility.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. Principal and interest are paid monthly and are determined based on a loan amortization schedule. The monthly payment will change as a result of an annual change in the interest rate, the sale of the house or the sale of a residential parcel. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at September 30, 2014 was 3.41%. Any unpaid principal balance and accrued interest will be due and payable on April 1, 2018.

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

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at September 30, 2014 under the term loan has been classified as a current liability.

Land investment loan

On November 27, 2013, Barnwell, through affiliated entities, entered into a non-revolving loan with a Hawaii bank for $5,000,000 to fund the acquisition of interests in the Kukio Resort land development partnerships and certain acquisition costs. Barnwell repaid the loan in full on September 25, 2014.

Combined Maturities

Combined maturities of borrowings are as follows based on the assumption that Kaupulehu 2007’s home is sold during fiscal 2015 and that Royal Bank of Canada does not renew our facility upon the next review in April 2015 and the facility is therefore converted to a term loan:

Fiscal year ending
2015	$4,449,000
2016	1,400,000
2017	5,250,000
Total	$11,099,000

10.                            RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees, with benefits based on years of service and the employee’s highest consecutive five-year average earnings. Barnwell’s funding policy is intended to provide for both benefits attributed to service to date and for those expected to be earned in the future. In addition, Barnwell sponsors a Supplemental Employee Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the Pension Plan, and a postretirement medical insurance benefits plan (“Postretirement Medical”) covering officers of Barnwell Industries, Inc., the parent company, who have attained at least 20 years of service of which at least 10 years were at the position of Vice President or higher, their spouses and qualifying dependents.

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2014	2013	2014	2013	2014	2013
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$6,858,000	$7,753,000	$1,322,000	$1,512,000	$1,073,000	$1,242,000
Service cost	156,000	272,000	47,000	52,000	12,000	14,000
Interest cost	322,000	299,000	67,000	58,000	54,000	50,000
Actuarial loss (gain)	1,186,000	(1,289,000)	337,000	(294,000)	88,000	(233,000)
Benefits paid	(213,000)	(169,000)	(6,000)	(6,000)	-	-
Administrative expenses paid	(10,000)	(8,000)	-	-	-	-
Benefit obligation at end of year	8,299,000	6,858,000	1,767,000	1,322,000	1,227,000	1,073,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	6,111,000	5,388,000	-	-	-	-
Actual return on plan assets	784,000	300,000	-	-	-	-
Employer contributions	350,000	600,000	6,000	6,000	-	-
Benefits paid	(213,000)	(169,000)	(6,000)	(6,000)	-	-
Administrative expenses paid	(10,000)	(8,000)	-	-	-	-
Fair value of plan assets at end of year	7,022,000	6,111,000	-	-	-	-
Funded status	$(1,277,000)	$(747,000)	$(1,767,000)	$(1,322,000)	$(1,227,000)	$(1,073,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2014	2013	2014	2013	2014	2013
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$-	$-	$(5,000)	$(5,000)	$-	$-
Noncurrent liabilities	(1,277,000)	(747,000)	(1,762,000)	(1,317,000)	(1,227,000)	(1,073,000)
Net amount	$(1,277,000)	$(747,000)	$(1,767,000)	$(1,322,000)	$(1,227,000)	$(1,073,000)

Amounts recognized in accumulated other comprehensive (loss) income:
Net actuarial loss (gain)	$2,068,000	$1,254,000	$530,000	$200,000	$(155,000)	$(263,000)
Prior service cost (credit)	81,000	88,000	(80,000)	(87,000)	-	12,000
Accumulated other comprehensive loss (income)	$2,149,000	$1,342,000	$450,000	$113,000	$(155,000)	$(251,000)

Barnwell estimates that it will make approximately $250,000 in contributions to the Pension Plan during fiscal 2015. The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2015 and expected payments under the SERP for fiscal 2015 are not significant. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit costs:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2014	2013	2014	2013	2014	2013
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	4.25%	5.00%	4.25%	5.00%	4.25%	5.00%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

Assumptions used to determine net benefit costs (years ended):
Discount rate	5.00%	4.00%	5.00%	4.00%	5.00%	4.00%
Expected return on plan assets	7.00%	7.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

The components of net periodic benefit cost are as follows:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2014	2013	2014	2013	2014	2013
Net periodic benefit cost for the year:
Service cost	$156,000	$272,000	$47,000	$52,000	$12,000	$14,000
Interest cost	322,000	299,000	67,000	58,000	54,000	50,000
Expected return on plan assets	(429,000)	(387,000)	-	-	-	-
Amortization of prior service cost (credit)	5,000	5,000	(5,000)	(5,000)	12,000	136,000
Amortization of net actuarial loss (gain)	20,000	103,000	5,000	20,000	(21,000)	-
Net periodic benefit cost	$74,000	$292,000	$114,000	$125,000	$57,000	$200,000

The amounts that are estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year are as follows:

			Postretirement
	Pension	SERP	Medical
Prior service cost (credit)	$5,000	$(5,000)	$-
Net actuarial loss (gain)	84,000	24,000	(5,000)
	$89,000	$19,000	$(5,000)

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. The accumulated benefit obligation for the pension plan was $7,217,000 and $5,772,000 at September 30, 2014 and 2013, respectively. The accumulated benefit obligation for the SERP was $1,349,000 and $1,006,000 at September 30, 2014 and 2013, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2014 are as follows:

			Postretirement
	Pension	SERP	Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2015	$207,000	$5,000	$-
Fiscal year ending September 30, 2016	$192,000	$4,000	$-
Fiscal year ending September 30, 2017	$256,000	$3,000	$-
Fiscal year ending September 30, 2018	$274,000	$3,000	$25,000
Fiscal year ending September 30, 2019	$262,000	$2,000	$28,000
Fiscal years ending September 30, 2020 through 2024	$2,219,000	$539,000	$258,000

The following table provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations.

	Year ended September 30,
	2014	2013
Health care cost trend rates assumed for next year	7.5%	8.0%
Ultimate cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2020	2020

A 7.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2014. This assumption is based on the plans’ recent experience. It is assumed that the rate will decrease gradually to 5% for fiscal 2020 and remain level thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point (Decrease)
Effect on total service and interest cost components	$80,000	$(55,000)
Effect on accumulated postretirement benefit obligations	$270,000	$(211,000)

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

Barnwell’s investments in fixed income securities include corporate bonds, U.S. treasuries, preferred securities, and fixed income exchange-traded funds. The Company’s investments in equity securities primarily include domestic and international large-cap companies, as well as, domestic and international equity securities exchange-traded funds. Plan assets include $6,000 of Barnwell’s stock at September 30, 2014.

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2014	2013
Cash and other	0% - 30%	12%	5%
Fixed income securities	20% - 60%	20%	25%
Equity securities	30% - 70%	68%	70%

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

		Fair Value Measurements Using:
	Carrying	Quoted	Significant
	Amount	Prices in	Other	Significant
	as of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash	$817,000	$817,000	$-	$-
Corporate bonds	660,000	660,000	-	-
Fixed income exchange- traded funds	521,000	521,000	-	-
Preferred securities	232,000	232,000	-	-
Equity securities exchange- traded funds	758,000	758,000	-	-
Equities	4,034,000	4,034,000	-	-
Total	$7,022,000	$7,022,000	$-	$-

		Fair Value Measurements Using:
	Carrying	Quoted	Significant
	Amount	Prices in	Other	Significant
	as of	Active	Observable	Unobservable
	September 30,	Markets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Financial Assets:
Cash	$316,000	$316,000	$-	$-
U.S. government bonds	97,000	97,000	-	-
Corporate bonds	710,000	710,000	-	-
Fixed income exchange- traded funds	458,000	458,000	-	-
Preferred securities	226,000	226,000	-	-
Equity securities exchange- traded funds	634,000	634,000	-	-
Equities	3,670,000	3,670,000	-	-
Total	$6,111,000	$6,111,000	$-	$-

11.                            INCOME TAXES

The components of income (loss) before income taxes, after adjusting the income (loss) for non-controlling interests, are as follows:

	Year ended September 30,
	2014	2013

United States	$(629,000)	$(4,832,000)
Canada	1,905,000	(5,228,000)
	$1,276,000	$(10,060,000)

The components of the income tax provision (benefit) related to the above income (loss) are as follows:

	Year ended September 30,
	2014	2013
Current (benefit) provision:
United States – Federal
Before operating loss carryforwards	$886,000	$-
Benefit of operating loss carryforwards	(886,000)	-
After operating loss carryforwards	-	-
United States – State	(1,000)	(82,000)
	(1,000)	(82,000)
Canadian	1,312,000	45,000
Total current	1,311,000	(37,000)

Deferred benefit:
United States	-	82,000
Canadian	(707,000)	(1,542,000)
Total deferred	(707,000)	(1,460,000)
	$604,000	$(1,497,000)

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that Canadian taxable income is not sheltered by U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have any future U.S. tax benefit prior to expiration.

A reconciliation between the reported income tax provision (benefit) and the amount computed by multiplying the loss attributable to Barnwell before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2014	2013
Tax provision (benefit) computed by applying statutory rate	$447,000	$(3,521,000)
Increase in the valuation allowance	615,000	2,978,000
Additional effect of the foreign tax provision on the total tax provision	(467,000)	(1,018,000)
Expiration of foreign tax credit carryforward	-	249,000
State income tax benefit	(31,000)	(365,000)
Other	40,000	180,000
	$604,000	$(1,497,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2014	2013
Deferred income tax assets:
U.S. tax effect of deferred Canadian taxes	$248,000	$526,000
Foreign tax credit carryover	3,023,000	1,715,000
Alternative minimum tax credit carryover	460,000	460,000
U.S. federal net operating loss carryover	4,017,000	4,903,000
Tax basis of investment in land and residential real estate in excess of book basis	1,842,000	1,756,000
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	4,069,000	5,196,000
Liabilities accrued for books but not for tax under U.S. tax law	5,112,000	4,338,000
Liabilities accrued for books but not for tax under Canadian tax law	2,731,000	2,409,000
Other	2,098,000	2,085,000
Total gross deferred tax assets	23,600,000	23,388,000
Less valuation allowance	(20,869,000)	(20,979,000)
Net deferred income tax assets	2,731,000	2,409,000

Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(3,460,000)	(3,957,000)
Other	(94,000)	(95,000)
Total deferred income tax liabilities	(3,554,000)	(4,052,000)
Net deferred income tax liability	$(823,000)	$(1,643,000)

Net deferred income tax liability is included in the Consolidated Balance Sheets as follows:

	September 30,
	2014	2013
Current deferred income tax asset
(included in other current assets)	$378,000	$247,000
Deferred income tax liability	(1,201,000)	(1,890,000)
Net deferred income tax liability	$(823,000)	$(1,643,000)

The total valuation allowance decreased $110,000 for the year ended September 30, 2014. The decrease was due primarily to a decrease in the valuation allowance for U.S. federal net operating loss carryovers resulting from the partial usage of such carryovers due to taxable income from the sales of joint venture investments and oil and natural gas properties in the current year, and a decrease in the valuation allowance for deferred tax assets related to property and equipment under U.S. tax law due to changes in the associated temporary differences. The decreases were partially offset by an increase in the valuation allowance for foreign tax credit carryforwards which are not more likely than not to have a future tax benefit. Of the total decrease in the valuation allowance for fiscal 2014, $615,000 was recognized as income tax expense and $725,000 was credited to accumulated other comprehensive loss.

Net deferred tax assets at September 30, 2014 of $2,731,000 consists of Canadian deferred tax assets related to liabilities accrued for book purposes but not for tax purposes that are estimated to be realized through future Canadian income tax deductions against future Canadian oil and natural gas earnings.

At September 30, 2014, Barnwell had foreign tax credit carryovers, alternative minimum tax credit carryovers, and U.S. federal net operating loss carryovers totaling $3,023,000, $460,000 and $11,816,000, respectively. All three items were fully offset by valuation allowances at September 30, 2014. The net operating loss carryovers expire in fiscal years 2031-2033, and the foreign tax credit carryovers expire in fiscal years 2017-2024.

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

Below are the changes in unrecognized tax benefits.

	Year ended September 30,
	2014	2013
Balance at beginning of year	$704,000	$722,000
Accrued interest related to tax positions taken	14,000	14,000
Translation adjustments	(58,000)	(32,000)
Balance at end of year	$660,000	$704,000

The total amount of unrecognized tax benefits at September 30, 2014 that, if recognized, would impact the effective tax rate was $660,000. Included in the liability for unrecognized tax benefits at September 30, 2014 and 2013, is accrued interest of $92,000 and $86,000, respectively.

Uncertain tax positions consist of Canadian federal and provincial audit issues that involve transfer pricing adjustments. Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease within the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of September 30, 2014.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2014:

Jurisdiction	Fiscal Years Open
U.S. federal	2011 – 2013
Various U.S. states	2011 – 2013
Canada federal	2005, 2007 – 2013
Various Canadian provinces	2005, 2007 – 2013

12.                            SEGMENT AND GEOGRAPHIC INFORMATION

Barnwell operates the following segments: 1) exploring for, developing, acquiring, producing and selling oil and natural gas in Canada (oil and natural gas); 2) investing in land interests in Hawaii (land investment); 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling); and 4) developing homes for sale in Hawaii (residential real estate).

The following table presents certain financial information related to Barnwell’s reporting segments. All revenues reported are from external customers with no intersegment sales or transfers.

	Year ended September 30,
	2014	2013
Revenues:
Oil and natural gas	$20,298,000	$21,376,000
Land investment	636,000	282,000
Contract drilling	6,287,000	2,338,000
Other	796,000	567,000
Total before gain on sale of investments and interest income	28,017,000	24,563,000
Gain on sale of investments	3,399,000	-
Interest income	29,000	45,000
Total revenues	$31,445,000	$24,608,000

Depletion, depreciation, and amortization:
Oil and natural gas	$5,968,000	$8,034,000
Contract drilling	309,000	394,000
Other	114,000	114,000
Total depletion, depreciation, and amortization	$6,391,000	$8,542,000

Reduction of carrying value of assets:
Oil and natural gas	$-	$4,506,000

Operating profit (loss)
(before general and administrative expenses):
Oil and natural gas	$5,416,000	$(1,156,000)
Land investment	636,000	282,000
Contract drilling	952,000	(295,000)
Other	682,000	453,000
Total operating profit (loss)	7,686,000	(716,000)

Equity in loss of affiliates:
Land investment	(482,000)	-

General and administrative expenses	(8,026,000)	(8,911,000)
Interest expense	(664,000)	(587,000)
Gain on sale of investments	3,399,000	-
Interest income	29,000	45,000
Income (loss) before income taxes	$1,942,000	$(10,169,000)

Capital Expenditures:

	Year ended September 30,
	2014	2013
Oil and natural gas	$4,824,000	$7,506,000
Contract drilling	48,000	17,000
Other	51,000	2,000
Total	$4,923,000	$7,525,000

Assets By Segment:

	September 30,
	2014	2013
Oil and natural gas (1)	$20,951,000	$40,559,000
Land investment (2)	7,039,000	2,381,000
Contract drilling (2)	1,849,000	2,905,000
Residential real estate (2)	5,448,000	5,448,000
Other:
Cash and cash equivalents	16,104,000	7,828,000
Corporate and other	3,379,000	3,593,000
Total	$54,770,000	$62,714,000

___________________

(1)          Primarily located in the province of Alberta, Canada.

(2)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2014	2013
United States	$9,884,000	$6,699,000
Canada	18,366,000	36,988,000
Total	$28,250,000	$43,687,000

Revenue By Geographic Area:

	Year ended September 30,
	2014	2013
United States	$6,924,000	$2,643,000
Canada	21,093,000	21,920,000
Total (excluding gain on sale of investments and interest income)	$28,017,000	$24,563,000

13.                            ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

	Year ended September 30,
	2014	2013
Foreign currency translation:
Beginning accumulated foreign currency translation	$3,701,000	$5,020,000
Change in cumulative translation adjustment before reclassifications	(1,738,000)	(1,319,000)
Amounts reclassified from accumulated other comprehensive income	(271,000)	-
Income taxes	-	-
Net current period other comprehensive loss	(2,009,000)	(1,319,000)
Ending accumulated foreign currency translation	1,692,000	3,701,000

Retirement plans:
Beginning accumulated retirement plans benefit cost	(710,000)	(2,698,000)
Amortization of net actuarial loss and prior service cost	16,000	259,000
Net actuarial (loss) gain arising during the period	(1,256,000)	1,729,000
Income taxes	-	-
Net current period other comprehensive (loss) income	(1,240,000)	1,988,000
Ending accumulated retirement plans benefit cost	(1,950,000)	(710,000)
Accumulated other comprehensive (loss) income, net of taxes	$(258,000)	$2,991,000

The realized foreign currency transaction gain related to the repayment of debt was reclassified from accumulated other comprehensive income to “Gas processing and other” income on the accompanying Consolidated Statements of Operations. The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of “General and administrative” expenses on the accompanying Consolidated Statements of Operations (see Note 10 for additional details).

14.                            FAIR VALUE MEASUREMENTS

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

15.                            COMMITMENTS AND CONTINGENCIES

Lease Commitments

Barnwell has several non-cancelable operating leases for office space and leasehold land. Rental expense was $548,000 and $521,000 for the years ended September 30, 2014 and 2013, respectively. Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows:

Fiscal year ending
2015	$305,000
2016	299,000
2017	264,000
2018	154,000
2019	134,000
Thereafter through 2026	403,000
Total	$1,559,000

The lease payments for leasehold land were subject to renegotiation as of January 1, 2006. Per the lease agreement, the lease payments will remain unchanged pending an appraisal, whereupon the lease rent could be adjusted to fair market value. Barnwell does not know the amount of the new lease payments which could be effective upon performance of the appraisal; they may remain unchanged or increase, and Barnwell currently expects the adjustment, if any, to not be material. The future rental payment disclosures above assume the minimum lease payments for leasehold land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

Environmental Matters

As of September 30, 2014 and 2013, environmental remediation costs of $501,000 and $783,000, respectively, which have not been discounted, were accrued in “Accrued operating and other expenses” on the Consolidated Balance Sheets. The amounts accrued represent the estimated liability for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties. Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 6 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

Legal and Regulatory Matters

Barnwell is routinely involved in disputes with third parties that occasionally require litigation. In addition, Barnwell is required to maintain compliance with all current governmental controls and regulations in the ordinary course of business. Barnwell’s management is not aware of any claims or litigation involving Barnwell that are likely to have a material adverse effect on its results of operations, financial position or liquidity.

Other Matters

Barnwell is obligated to pay Nearco, Inc. 10.4% of Kaupulehu Developments’ gross receipts from real estate transactions. The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services.

In conjunction with the closing of the Increment II transaction in fiscal 2006, Kaupulehu Developments entered into an agreement to pay its external real estate legal counsel 1.5% of all Increment II percentage of sales payments received by Kaupulehu Developments for services provided by its external real estate legal counsel in the negotiation and closing of the Increment II transaction. No amounts were paid pursuant to this arrangement in fiscal years 2014 or 2013.

16.                            CONCENTRATIONS OF CREDIT RISK

Our oil and natural gas segment’s primary concentration of credit risk is associated with five customers that individually accounted for more than 10% of total oil and natural gas segment accounts receivable: Shell Trading Canada, Suncor Energy, Direct Energy Marketing, Keyera Partnership and Glencoe Resources. At September 30, 2014, these customers accounted for 33%, 17%, 17%, 13% and 10%, respectively, or in aggregate $1,082,000, of our oil and natural gas accounts receivables.

Management does not believe significant credit risk related to these trade receivables exists at September 30, 2014 based on prior historical experience.

17.                            INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2014	2013
Increase (decrease) from changes in:
Receivables	$542,000	$180,000
Other current assets	1,629,000	(1,218,000)
Accounts payable	(681,000)	1,863,000
Accrued compensation	(117,000)	155,000
Other current liabilities	976,000	(499,000)
Increase from changes in current assets and liabilities	$2,349,000	$481,000

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$646,000	$564,000
Income taxes paid, net of refunds	$765,000	$438,000

Supplemental disclosure of non-cash investing and financing activities:
Receivable for proceeds on sale of investments	$102,000	$-

Capital expenditure accruals related to oil and natural gas exploration and development decreased $1,195,000 and increased $1,559,000 during the years ended September 30, 2014 and 2013, respectively. Additionally, during the years ended September 30, 2014 and 2013, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $2,542,000 and $1,844,000, respectively.

18.                            OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, the Company performs quarterly ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at December 31, 2012 and March 31, 2013. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $4,506,000 during the year ended September 30, 2013. No such reduction was necessary during the current fiscal year.

In February 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil properties located in the Mantario area of Saskatchewan, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $2,726,000 in order to, among other things, reflect an economic effective date of January 1, 2014.

In April 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in oil and natural gas properties located in the Chauvin, Cessford and Rat Creek areas of Alberta, Canada. The sales price per the agreement was adjusted for preliminary purchase price adjustments to approximately $4,581,000 in order to, among other things, reflect an economic effective date of March 1, 2014. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in material adjustments.

In May 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its interests in certain oil and natural gas properties located in the Boundary Lake area of Alberta and British Columbia, Canada. The sales price per the agreement was adjusted for preliminary purchase price adjustments to approximately $6,120,000 in order to, among other things, reflect an economic effective date of January 1, 2014. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in material adjustments.

During the year ended September 30, 2014, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $692,000, of which $273,000 was withheld in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale which is included in “Accounts and other receivables” on the Consolidated Balance Sheets. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the buyer is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell.

No gain or loss was recognized as these unplanned sales to multiple counterparties in unrelated transactions did not individually result in a significant alteration of the relationship between capitalized costs and proved reserves.

Total proceeds received from sales of oil and natural gas properties during the year ended September 30, 2014 was $13,846,000.

19.                            RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of single-family residential lots in Increment I from KD I, a land development partnership in which Barnwell holds a 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage payments are part of a 2004 transaction where Kaupulehu Developments sold its leasehold interest in Increment I, which was prior to Barnwell’s affiliation with KD I which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

From the acquisition date to September 30, 2014, Barnwell received $600,000 in percentage of sales payments from KD I from the sale of two lots in Increment I. All other lot sales reflected in the financial statements occurred prior to our purchase of ownership interests in the Kukio Resort land development partnerships.

20.                            SUBSEQUENT EVENTS

In October 2014, Kaupulehu 2007 sold one residential parcel for $1,250,000 and received $343,000 in cash and a purchase money mortgage from the buyer for the remainder of the sales price. The mortgage is due 270 days from the closing date. Barnwell is required to use the proceeds from the sale of the lot to pay down the principal of its real estate loan.

In October 2014, Kaupulehu Developments received percentage of sales payments totaling $1,200,000 from the sale of six lots within Phase I of Increment I and two lots within Phase II of Increment I.

In October 2014, Barnwell entered into a Purchase and Sale Agreement with an independent third party and acquired additional interests in oil and natural gas properties located in the Progress area of Alberta, Canada, which closed on November 13, 2014. The purchase price per the agreement was adjusted at closing for preliminary purchase price adjustments to approximately $526,000 in order to, among other things, reflect an economic effective date of July 1, 2014. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing.

Financial results from the above transactions will be reflected in Barnwell’s fiscal year ending September 30, 2015.

21.                            SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	OIL & NGL	GAS	Total
	(Bbls)	(Mcf)	(Boe)
Proved reserves:
Balance at September 30, 2012	1,078,000	11,109,000	2,993,000

Revisions of previous estimates	46,000	1,137,000	242,000
Extensions, discoveries and other additions	28,000	17,000	31,000
Less production	(229,000)	(2,018,000)	(577,000)
Balance at September 30, 2013	923,000	10,245,000	2,689,000

Revisions of previous estimates	189,000	1,798,000	499,000
Extensions, discoveries and other additions	34,000	189,000	67,000
Less sales of reserves	(238,000)	(840,000)	(383,000)
Less production	(184,000)	(1,927,000)	(516,000)
Balance at September 30, 2014	724,000	9,465,000	2,356,000

(B)                            Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, which were being depleted in all years, are summarized as follows:

	September 30,
	2014	2013
Proved properties	$209,201,000	$237,977,000
Unproved properties	501,000	1,266,000
Total capitalized costs	209,702,000	239,243,000
Accumulated depletion and depreciation	191,478,000	202,400,000
Net capitalized costs	$18,224,000	$36,843,000

(C)                           Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2014	2013
Acquisition of properties:
Unproved	$42,000	$250,000
Proved	-	-

Exploration costs	884,000	1,485,000

Development costs	3,898,000	5,771,000

Total	$4,824,000	$7,506,000

Development costs incurred in the table above include additions and revisions to Barnwell’s asset retirement obligation of $2,542,000 and $1,844,000 for the years ended September 30, 2014 and 2013, respectively.

(D)                         Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30,
	2014	2013
Net revenues	$20,298,000	$21,376,000
Production costs	8,914,000	9,992,000
Depletion	5,968,000	8,034,000
Reduction of carrying value of oil and natural gas properties	-	4,506,000
Pre-tax results of operations*	5,416,000	(1,156,000)
Estimated income tax (expense) benefit	(1,557,000)	335,000
Results of operations*	$3,859,000	$(821,000)

_________________

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

The estimated future cash flows at September 30, 2014 and 2013 were based on weighted average sales prices, based upon the average of the price in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2014 and 2013 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	September 30,
	2014	2013
Future cash inflows	$82,912,000	$99,867,000
Future production costs	(40,156,000)	(48,186,000)
Future development costs	(1,966,000)	(1,472,000)
Future income tax expenses	(9,671,000)	(7,800,000)
Future net cash flows	31,119,000	42,409,000
10% annual discount for timing of cash flows	(6,972,000)	(10,475,000)
Standardized measure of discounted future net cash flows	$24,147,000	$31,934,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2014	2013
Beginning of year	$31,934,000	$35,290,000
Sales of oil and natural gas produced, net of production costs	(11,384,000)	(11,384,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	8,670,000	4,275,000
Extensions and discoveries	2,199,000	831,000
Sales of reserves	(8,408,000)	-
Revisions of previous quantity estimates	4,862,000	857,000
Net change in income taxes	(4,148,000)	(433,000)
Accretion of discount	2,931,000	3,376,000
Other - changes in the timing of future production and other	(237,000)	495,000
Other - net change in Canadian dollar translation rate	(2,272,000)	(1,373,000)
Net change	(7,787,000)	(3,356,000)
End of year	$24,147,000	$31,934,000

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

As of September 30, 2014, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2014 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

On December 12, 2014, the Board of Directors of Barnwell amended the Company’s Amended and Restated By-laws (the “By-laws”), effective on such date. A copy of the By-laws, as so amended and restated, is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.

The following is a summary of the material amendments to the By-laws.

1.                                    A new Article XII (Forum Selection and Certain Litigation Costs) was added.

New Section 12.1 of such new Article (Forum for Certain Actions) provides that, unless a majority of the Board of Directors, acting on behalf of Barnwell, consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall be the sole and exclusive forum for:

(i)                                any derivative action or proceeding brought on behalf of Barnwell,

(ii)                            any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of Barnwell to Barnwell or its stockholders,

(iii)                        any action asserting a claim against Barnwell or any of its directors, officers or other employees arising pursuant to any provision of the Delaware General Corporation Law, Barnwell’s Certificate of Incorporation or Barnwell’s By-laws (in each case, as may be amended from time to time), or

(iv)                        any action asserting a claim against Barnwell or any of its directors, officers or other employees governed by the internal affairs doctrine of the State of Delaware.

New Section 12.1 of such new Article also provides that if any such actions are filed in a court other than a court located within the State of Delaware (a “Foreign Action”) in the name of any stockholder, such stockholder shall be deemed to have consented to (i) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce these By-law provisions and (ii) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder.

Furthermore, new Section 12.2 (Litigation Costs) of such new Article provides that:

(i)                                to the fullest extent permitted by law, in the event that (A) any current or prior stockholder or anyone on their behalf (“Claiming Party”) initiates or asserts any claim or counterclaim (“Claim”) or joins, offers substantial assistance to, or has a direct financial interest in any Claim against Barnwell and/or any of its current or former directors, officers, employees or any of their respective affiliates (together, the “Barnwell Parties”), and (B) the Claiming Party (or the third party that received substantial assistance from the Claiming Party or in whose Claim the Claiming Party had a direct financial interest) does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then each Claiming Party shall be obligated jointly and severally to reimburse the Barnwell Parties the greatest amount permitted by law of all fees, costs and expenses of every kind and description (including but not limited to, all reasonable attorney’s fees and other litigation expenses) (collectively, “Litigation Costs”) that the Barnwell Parties may incur in connection with such Claim,

(ii)                            to the fullest extent permitted by law, in the event that any Claiming Party initiates or asserts any Claim or joins, offers substantial assistance to, or has a direct financial interest in any Claim against any Barnwell Parties, then, regardless whether the Claiming Party is successful on its Claim in whole or in part, (i) the Claiming Party shall bear its own Litigation Costs, and (ii) the Claiming Party and the Claiming Party’s attorneys shall not be entitled to recover any Litigation Costs or, in a derivative or class action, to receive any fees or expenses as the result of the creation of any common fund, or from a corporate benefit purportedly conferred upon Barnwell, and

(iii)         the foregoing provisions shall not apply with respect to any Claim asserted or proceeding initiated by any person for which such person is entitled to indemnification under certain sections of Barnwell’s By-laws.

2.                                    A new ARTICLE XIII (SEVERABILITY) was added.  This new article provides that if any provision (or any part thereof) of Barnwell’s By-laws shall be held to be invalid, illegal or unenforceable as applied to any circumstance for any reason whatsoever:

(i)                                  the validity, legality and enforceability of such provisions in any other circumstance and of the remaining provisions of the By-laws (including, without limitation, each portion of any section of the By-laws containing any such provision held to be invalid, illegal or unenforceable that is not itself held to be invalid, illegal or unenforceable) shall not in any way be affected or impaired thereby, and

(ii)                              to the fullest extent possible, the provisions of the By-laws (including, without limitation, each such portion containing any such provision held to be invalid, illegal or unenforceable) shall be construed for the benefit of Barnwell to the fullest extent permitted by law so as to (a) give effect to the intent manifested by the provision held invalid, illegal or unenforceable, and (b) permit Barnwell to protect its directors, officers, employees and agents from personal liability in respect of their good faith service.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2014, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer. This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2014, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2014, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under all of Barnwell’s existing equity compensation plans as of September 30, 2014:

	(a)	(b)	(c)
	Number of	Weighted-	Number of securities
	securities	average	remaining available
	to be issued	price of	for future issuance
	upon exercise	outstanding	under equity
	of outstanding	options,	compensation plans
	options, warrants	warrants	(excluding securities
Plan Category	and rights	and rights	reflected in column (a))
Equity compensation plans approved by security holders	837,250	$8.00	62,500
Equity compensation plans not approved by security holders	-	-	-
Total	837,250	$8.00	62,500

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2014, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2014, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2014 and 2013

Consolidated Statements of Operations – for the years ended September 30, 2014 and 2013

Consolidated Statements of Comprehensive Loss – for the years ended September 30, 2014 and 2013

Consolidated Statements of Cash Flows – for the years ended September 30, 2014 and 2013

Consolidated Statements of Equity – for the years ended September 30, 2014 and 2013

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended(1)

3.2	Amended and Restated By-Laws

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share(2)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989)(3)

10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments(4)

10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments(4)

10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC(5)

10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004(6)

10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC(7)

10.7	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013(8)

10.8	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013(8)

10.9	Loan Agreement, dated as of November 27, 2013 between KD Kona 2013 LLLP and KKM Makai, LLLP, as the borrowers, and American Savings Bank, F.S.B. as the lender(8)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)       Incorporated by reference to Form 10-K for the year ended September 30, 2013.

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

(8)              Incorporated by reference to Form 10-Q for the quarterly period ended December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.

(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Date:	December 18, 2014

SIGNATURES (continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton H. Kinzler	/s/ Russell M. Gifford
Morton H. Kinzler Chief Executive Officer and Chairman of the Board Date: December 18, 2014	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director Date: December 18, 2014

/s/ Alexander C. Kinzler	/s/ Martin Anderson
Alexander C. Kinzler President, Chief Operating Officer, General Counsel and Director Date: December 18, 2014	Martin Anderson, Director Date: December 18, 2014

/s/ James S. Barnwell	/s/ Murray C. Gardner
James S. Barnwell, Director Date: December 18, 2014	Murray C. Gardner, Director Date: December 18, 2014

/s/ Ahron H. Haspel	/s/ Robert J. Inglima, Jr.
Ahron H. Haspel, Director Date: December 18, 2014	Robert J. Inglima, Jr., Director Date: December 18, 2014

/s/ Diane G. Kranz	/s/ Kevin K. Takata
Diane G. Kranz, Director Date: December 18, 2014	Kevin K. Takata, Director Date: December 18, 2014

INDEX TO EXHIBITS

Exhibit Number		Description

3.1		Certificate of Incorporation, as amended(1)

3.2		Amended and Restated By-Laws

4.0		Form of the Registrant’s certificate of common stock, par value $.50 per share(2)

10.1		The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989)(3)

10.2		Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments(4)

10.3		KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments(4)

10.4		Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC(5)

10.5		Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004(6)

10.6		Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC(7)

10.7		Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013(8)

10.8		Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013(8)

10.9		Loan Agreement, dated as of November 27, 2013 between KD Kona 2013 LLLP and KKM Makai, LLLP, as the borrowers, and American Savings Bank, F.S.B. as the lender(8)

21		List of Subsidiaries

23.1		Consent of KPMG LLP

23.2		Consent of InSite Petroleum Consultants Ltd.

31.1		Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32		Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1		Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101	.INS	XBRL Instance Document

101	.SCH	XBRL Taxonomy Extension Schema Document

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101	.LAB	XBRL Taxonomy Extension Label Linkbase Document

101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)       Incorporated by reference to Form 10-K for the year ended September 30, 2013.

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

(8)              Incorporated by reference to Form 10-Q for the quarterly period ended December 31, 2013.