Form 10-Q
period 2014-12-31
BARNWELL INDUSTRIES INC
filed 2015-02-13
CIK 10048

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                   ☐ Yes   ☒ No

As of February 10, 2015 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.                                     FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$14,188,000	$16,104,000
Accounts and other receivables, net of allowance for doubtful accounts of:
$33,000 at December 31, 2014; $34,000 at September 30, 2014	2,467,000	2,910,000
Note receivable	891,000	-
Prepaid expenses	362,000	221,000
Investment held for sale	-	1,139,000
Real estate held for sale	5,448,000	5,448,000
Other current assets	701,000	698,000

Total current assets	24,057,000	26,520,000

Investments	5,988,000	5,900,000

Property and equipment	216,705,000	223,023,000
Accumulated depletion, depreciation, and amortization	(195,098,000)	(200,673,000)
Property and equipment, net	21,607,000	22,350,000

Total assets	$51,652,000	$54,770,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,418,000	$3,453,000
Accrued operating and other expenses	2,427,000	2,464,000
Accrued incentive and other compensation	916,000	1,085,000
Current portion of long-term debt	5,697,000	4,449,000
Other current liabilities	2,891,000	3,072,000

Total current liabilities	14,349,000	14,523,000

Long-term debt	5,000,000	6,650,000

Liability for retirement benefits	4,074,000	4,266,000

Asset retirement obligation	8,033,000	8,185,000

Deferred income taxes	1,074,000	1,201,000

Total liabilities	32,530,000	34,825,000

Commitments and contingencies (Note 13)

Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at December 31, 2014 and September 30, 2014	4,223,000	4,223,000
Additional paid-in capital	1,322,000	1,315,000
Retained earnings	15,737,000	16,204,000
Accumulated other comprehensive loss, net	(639,000)	(258,000)
Treasury stock, at cost:
167,900 shares at December 31, 2014 and September 30, 2014	(2,286,000)	(2,286,000)

Total stockholders’ equity	18,357,000	19,198,000
Non-controlling interests	765,000	747,000

Total equity	19,122,000	19,945,000

Total liabilities and equity	$51,652,000	$54,770,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	December 31,
	2014	2013
Revenues:
Oil and natural gas	$2,972,000	$5,327,000
Contract drilling	1,933,000	1,609,000
Sale of interest in leasehold land, net	1,032,000	120,000
Gas processing and other	95,000	145,000

	6,032,000	7,201,000
Costs and expenses:
Oil and natural gas operating	1,623,000	2,621,000
Contract drilling operating	1,525,000	1,312,000
General and administrative	2,275,000	1,856,000
Depletion, depreciation, and amortization	979,000	2,164,000
Interest expense	90,000	163,000

	6,492,000	8,116,000

Loss before equity in income (loss) of affiliates and income taxes	(460,000)	(915,000)

Equity in income (loss) of affiliates	88,000	(147,000)

Loss before income taxes	(372,000)	(1,062,000)

Income tax benefit	(89,000)	(62,000)

Net loss	(283,000)	(1,000,000)

Less: Net income (loss) attributable to non-controlling interests	184,000	(11,000)

Net loss attributable to Barnwell Industries, Inc.	$(467,000)	$(989,000)

Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.06)	$(0.12)

Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three months ended
	December 31,
	2014	2013

Net loss	$(283,000)	$(1,000,000)

Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $0	(407,000)	(780,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	26,000	8,000

Total other comprehensive loss	(381,000)	(772,000)

Total comprehensive loss	(664,000)	(1,772,000)

Less: Comprehensive income (loss) attributable to non-controlling interests	184,000	(11,000)

Comprehensive loss attributable to Barnwell Industries, Inc.	$(848,000)	$(1,761,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(283,000)	$(1,000,000)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Equity in (income) loss of affiliates	(88,000)	147,000
Depletion, depreciation, and amortization	979,000	2,164,000
Loss on sale of investment	16,000	-
Retirement benefits expense	85,000	91,000
Accretion of asset retirement obligation	142,000	126,000
Deferred income tax benefit	(92,000)	67,000
Asset retirement obligation payments	(52,000)	(10,000)
Share-based compensation expense (benefit)	20,000	(175,000)
Retirement plan contributions	(251,000)	(1,000)
Sale of interest in leasehold land, net	(1,032,000)	(120,000)
Decrease from changes in current assets and liabilities	(1,000,000)	(290,000)

Net cash (used in) provided by operating activities	(1,556,000)	999,000

Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	1,032,000	120,000
Proceeds from sale of investment, net of closing costs	266,000	-
Proceeds from gas over bitumen royalty adjustments	-	5,000
Payment to acquire oil and natural gas properties	(526,000)	-
Payment to acquire interest in affiliates	-	(4,140,000)
Capital expenditures - oil and natural gas	(293,000)	(1,617,000)

Net cash provided by (used in) investing activities	479,000	(5,632,000)

Cash flows from financing activities:
Proceeds from long-term debt borrowings	-	4,186,000
Repayments of long-term debt	(402,000)	(134,000)
Increase in restricted cash	-	(2,000,000)
Contributions from non-controlling interests	45,000	64,000
Distributions to non-controlling interests	(211,000)	-

Net cash (used in) provided by financing activities	(568,000)	2,116,000

Effect of exchange rate changes on cash and cash equivalents	(271,000)	(42,000)

Net decrease in cash and cash equivalents	(1,916,000)	(2,559,000)
Cash and cash equivalents at beginning of period	16,104,000	7,828,000

Cash and cash equivalents at end of period	$14,188,000	$5,269,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three months ended December 31, 2014 and 2013

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-In	Retained	Comprehensive	Treasury	Non-controlling	Total
	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Interests	Equity
Balance at September 30, 2013	8,277,160	$4,223,000	$1,289,000	$15,532,000	$2,991,000	$(2,286,000)	$571,000	$22,320,000

Contributions from non-controlling interests							64,000	64,000

Net loss				(989,000)			(11,000)	(1,000,000)

Share-based compensation			2,000					2,000

Foreign currency translation adjustments, net of taxes of $0					(780,000)			(780,000)

Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					8,000			8,000

Balance at December 31, 2013	8,277,160	$4,223,000	$1,291,000	$14,543,000	$2,219,000	$(2,286,000)	$624,000	$20,614,000

Balance at September 30, 2014	8,277,160	$4,223,000	$1,315,000	$16,204,000	$(258,000)	$(2,286,000)	$747,000	$19,945,000

Contributions from non-controlling interests							45,000	45,000

Distributions to non-controlling interests							(211,000)	(211,000)

Net (loss) income				(467,000)			184,000	(283,000)

Share-based compensation			7,000					7,000

Foreign currency translation adjustments, net of taxes of $0					(407,000)			(407,000)

Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					26,000			26,000

Balance at December 31, 2014	8,277,160	$4,223,000	$1,322,000	$15,737,000	$(639,000)	$(2,286,000)	$765,000	$19,122,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2014 Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of September 30, 2014 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2014, results of operations, comprehensive loss, cash flows and equity for the three months ended December 31, 2014 and 2013, have been made. The results of operations for the period ended December 31, 2014 are not necessarily indicative of the operating results for the full year.

Acquisitions

Acquisitions of businesses are accounted for using the acquisition method of accounting. Purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. A business combination may result in the recognition of a gain or goodwill based on the fair value of the assets acquired and liabilities assumed at the acquisition date as compared to the fair value of consideration transferred.

Note Receivable

The note receivable consists of a purchase money mortgage related to the sale of one residential parcel. Barnwell estimates an allowance for this financing receivable based on an evaluation of the credit worthiness of the counterparty and has determined that no allowance is needed at December 31, 2014. This financing receivable is considered in default if not paid in full on the maturity date at which time the amount in default will accrue interest. Amounts deemed uncollectible will be written off against an established allowance.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.” This update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within this guidance are debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The Company adopted the provisions of this ASU effective October 1, 2014. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.” This update provides guidance on releasing cumulative translation adjustments when a reporting entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. In addition, these amendments provide guidance on the release of cumulative translation adjustments in partial sales of equity method investments and in step acquisitions. The Company adopted the provisions of this ASU effective October 1, 2014. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, “Liquidation Basis of Accounting,” which provides guidance on when and how to apply the liquidation basis of accounting and on what to disclose. The update requires an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent, as defined in the update. The Company adopted the provisions of this ASU effective October 1, 2014. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for an net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The Company adopted the provisions of this ASU effective October 1, 2014. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

In November 2014, the FASB issued ASU 2014-17, “Pushdown Accounting,” which provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity.  The election to apply pushdown accounting can be made either in the period in which the change of control occurred or in a subsequent period.  If the election is made in a subsequent period, it would be considered a change in accounting principle and treated in accordance with Topic 250, “Accounting Changes and Error Corrections.” The Company adopted the provisions of this ASU on November 18, 2014, as the amendments in the update were effective upon issuance. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

2.                                    LOSS PER COMMON SHARE

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

Options to purchase 621,250 and 837,250 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2014 and 2013, respectively, as their inclusion would have been antidilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended December 31, 2014
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(467,000)	8,277,160	$(0.06)

Effect of dilutive securities -
common stock options	-	-

Diluted net loss per share	$(467,000)	8,277,160	$(0.06)

	Three months ended December 31, 2013
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(989,000)	8,277,160	$(0.12)

Effect of dilutive securities -
common stock options	-	-

Diluted net loss per share	$(989,000)	8,277,160	$(0.12)

3.                                    NOTE RECEIVABLE

In October 2014, Barnwell sold one residential parcel for $1,250,000 and received a down payment of $343,000 and a purchase money mortgage from the buyer for the remainder of the sales price. The note is due 270 days from the closing date and the residential parcel is collateral for the note. The note is non-interest bearing and has accordingly been recorded at a discount using an interest rate based on market rates for similar instruments. See Note 5 for additional information regarding the sale of the residential parcel.

4.                                    REAL ESTATE HELD FOR SALE

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) currently owns one luxury residence that is available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

5.                                    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	December 31,	September 30,
	2014	2014

Investment in land	$1,192,000	$1,192,000
Investment in land development partnerships	4,746,000	4,658,000
Investment in leasehold land interest – Lot 4C	50,000	50,000

Total investments	$5,988,000	$5,900,000

Investment in residential parcels

At December 31, 2014, Kaupulehu 2007 owned one residential parcel in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

A second residential parcel, which was included in investment held for sale at September 30, 2014, was sold in October 2014 for $1,250,000 for a nominal loss which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Investment in land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LLLP (“KD II”), is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting.

The limited liability limited partnership agreements provide for a priority return of Barnwell’s investment prior to profit distributions. Net profits, losses and cash flows of the partnerships are allocated to Barnwell and the other partners at varying percentages based on whether the initial and any additional capital contributions have been repaid to the investors.

Barnwell’s share of the income of its equity affiliates was $88,000 for the three months ended December 31, 2014 and the share of the loss of its equity affiliates was $147,000 for the three months ended December 31, 2013. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $324,000 as of December 31, 2014, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference for the capitalized development costs will be recognized as the partnerships sell lots and recognize the associated costs. The basis difference for the note receivable will be recognized as the partnerships sell memberships for the Kukio Golf and Beach Club for which the receivable relates. The basis difference adjustment for the three months ended December 31, 2014 was inconsequential and there was no basis difference adjustment for the three months ended December 31, 2013.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at December 31, 2014 totaled approximately $4,830,000 and relate to certain construction contracts of KD I and KD II. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I, KD II and certain other partners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of December 31, 2014, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $9,576,000, consisting of the carrying value of the investment of $4,746,000 and $4,830,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Three months ended	November 27, 2013 -
	December 31, 2014	December 31, 2013

Revenue	$4,626,000	$269,000
Gross profit	$1,427,000	$211,000
Net earnings (loss)	$420,000	$(381,000)

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 15).

The following table summarizes the Increment I percentage of sales payment revenues received from KD I.

	Three months ended December 31,
	2014	2013

Sale of interest in leasehold land:
Proceeds	$1,200,000	$140,000
Fees	(168,000)	(20,000)

Revenues – sale of interest in leasehold land, net	$1,032,000	$120,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

6.                                    ACQUISITION OF OIL AND NATURAL GAS PROPERTIES

On November 13, 2014, Barnwell completed the acquisition of additional non-operated working interests in oil and natural gas properties located in the Progress area of Alberta, Canada for cash consideration of $526,000, subject to further customary post-closing adjustments. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing. The results of operations for the Progress acquisition have been included in the consolidated financial statements from the closing date. Pro forma information is not presented as the pro forma results would not be materially different from the information presented in the Condensed Consolidated Statements of Operations.

The Progress acquisition was accounted for under the acquisition method of accounting, and as such, Barnwell estimated the fair value of the acquired property as of the November 13, 2014 acquisition date. The purchase price allocation for the acquisition has been finalized except for the settlement of certain post-closing adjustments with the seller to reflect an economic effective date of July 1, 2014. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed in the transaction as of the acquisition date. See Note 12 for further information regarding the fair value measurement inputs.

Property and equipment	$751,000
Asset retirement obligation	(225,000)

Net identifiable assets acquired	$526,000

7.                                    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	December 31,	September 30,
	2014	2014

Canadian revolving credit facility	$7,000,000	$7,000,000
Real estate loan	3,697,000	4,099,000

	10,697,000	11,099,000
Less: current portion	(5,697,000)	(4,449,000)

Total long-term debt	$5,000,000	$6,650,000

Canadian revolving credit facility

At December 31, 2014, Barnwell’s credit facility at Royal Bank of Canada was $11,800,000 Canadian dollars, or US$10,172,000 at the December 31, 2014 exchange rate. At December 31, 2014, borrowings under this facility were US$7,000,000 and the interest rate on the facility was 2.66%.

Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually with the next review planned for April 2015. Subject to that review, the facility may be renewed for one year at the current borrowing capacity or at an adjusted borrowing capacity, based on the bank’s assessment of the value of Barnwell’s oil and natural gas properties, or it may be converted to a two-year term loan by the bank. If the facility is renewed at an adjusted borrowing capacity below our outstanding borrowings, we would be required to repay the difference upon renewal. If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).

Pursuant to discussions between Barnwell and Royal Bank of Canada subsequent to December 31, 2014, the Company projects that upon the April 2015 renewal of the credit facility the borrowing capacity will be reduced from $11,800,000 Canadian dollars to $6,500,000 Canadian dollars. This reduction in the borrowing capacity is largely due to significant declines in the bank’s forecast of oil and natural gas prices. Accordingly, the Company estimates that the required repayment upon the April 2015 renewal will be approximately $2,000,000, which is included in the current portion of long-term debt at December 31, 2014.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. In January 2015, the loan was amended from monthly principal and interest payments to monthly interest-only payments effective February 1, 2015. All other terms of the loan remained unchanged. The principal balance and any accrued interest will be due and payable on April 1, 2018. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at December 31, 2014 was 3.41%.

The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or the residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

As a result of the sale of one of the residential parcels in October 2014, Kaupulehu 2007 repaid $266,000 of the real estate loan, as required from the net proceeds of the sale, in addition to the scheduled monthly payments.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio.

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at December 31, 2014 under the term loan has been classified as a current liability.

8.                                    RETIREMENT PLANS

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2014	2013	2014	2013	2014	2013
Service cost	$51,000	$59,000	$15,000	$12,000	$-	$3,000
Interest cost	87,000	85,000	18,000	16,000	13,000	13,000
Expected return on plan assets	(125,000)	(105,000)	-	-	-	-
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	(1,000)	-	3,000
Amortization of net actuarial loss (gain)	21,000	9,000	6,000	1,000	(1,000)	(5,000)

Net periodic benefit cost	$35,000	$49,000	$38,000	$28,000	$12,000	$14,000

Barnwell contributed $250,000 to the Pension Plan during the three months ended December 31, 2014 and does not expect to make any further contributions during the remainder of fiscal 2015. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2015 and expected payments under the SERP for fiscal 2015 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

9.                                    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended
	December 31,
	2014	2013

United States	$(236,000)	$(850,000)
Canada	(320,000)	(201,000)

	$(556,000)	$(1,051,000)

The components of the income tax benefit are as follows:

	Three months ended
	December 31,
	2014	2013

Current	$3,000	$(129,000)
Deferred	(92,000)	67,000

	$(89,000)	$(62,000)

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

10.                            SEGMENT INFORMATION

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

	Three months ended
	December 31,
	2014	2013
Revenues:
Oil and natural gas	$2,972,000	$5,327,000
Land investment	1,032,000	120,000
Contract drilling	1,933,000	1,609,000
Other	78,000	141,000
Total before interest income	6,015,000	7,197,000
Interest income	17,000	4,000
Total revenues	$6,032,000	$7,201,000

Depletion, depreciation, and amortization:
Oil and natural gas	$883,000	$2,059,000
Contract drilling	71,000	78,000
Other	25,000	27,000

Total depletion, depreciation, and amortization	$979,000	$2,164,000

Operating profit (before general and administrative expenses):
Oil and natural gas	$466,000	$647,000
Land investment	1,032,000	120,000
Contract drilling	337,000	219,000
Other	53,000	114,000

Total operating profit	1,888,000	1,100,000

Equity in income (loss) of affiliates:
Land investment	88,000	(147,000)

General and administrative expenses	(2,275,000)	(1,856,000)
Interest expense	(90,000)	(163,000)
Interest income	17,000	4,000

Loss before income taxes	$(372,000)	$(1,062,000)

11.                            ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in each component of accumulated other comprehensive (loss) income were as follows:

	Three months ended
	December 31,
	2014	2013
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,692,000	$3,701,000

Change in cumulative translation adjustment before reclassifications	(407,000)	(780,000)
Income taxes	-	-

Net current period other comprehensive loss	(407,000)	(780,000)

Ending accumulated foreign currency translation	1,285,000	2,921,000

Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,950,000)	(710,000)

Amortization of net actuarial loss and prior service cost	26,000	8,000
Income taxes	-	-

Net current period other comprehensive income	26,000	8,000

Ending accumulated retirement plans benefit cost	(1,924,000)	(702,000)

Accumulated other comprehensive (loss) income, net of taxes	$(639,000)	$2,219,000

The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 8 for additional details).

12.                            FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments. The carrying value of the note receivable approximates fair value as it has been recorded at a discount using an interest rate based on market rates for similar instruments. The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

The estimated fair values of oil and natural gas properties and the asset retirement obligation assumed in the acquisition of additional non-operated working interests located in the Progress area of Alberta, Canada, are based on an estimated discounted cash flow model and market assumptions. The significant Level 3 assumptions used in the calculation of estimated discounted cash flows included future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. See Note 6 for additional information regarding the Progress acquisition.

13.                            COMMITMENTS AND CONTINGENCIES

Environmental Matters

As of December 31, 2014 and September 30, 2014, environmental remediation costs of $460,000 and $501,000, respectively, which have not been discounted, were accrued in “Accrued operating and other expenses” on the Condensed Consolidated Balance Sheets. The amounts accrued represent the estimated liability for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties. Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 5 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

14.                            INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2014	2013
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$86,000	$138,000
Income taxes paid (refunded)	$-	$(78,000)

Supplemental disclosure of non-cash investing and financing activities:
Note receivable for sale of investment	$907,000	$-
Payable to affiliate for investment in land development partnerships	$-	$1,000,000

Capital expenditure accruals related to oil and natural gas exploration and development increased $106,000 and $82,000 during the three months ended December 31, 2014 and 2013, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $76,000 during the three months ended December 31, 2014 and increased $57,000 during the three months ended December 31, 2013.

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

During the three months ended December 31, 2014, Barnwell received $1,200,000 in percentage of sales payments from KD I from the sale of six contiguous lots within Phase I of Increment I to a single buyer and two lots within Phase II of Increment I. The lot sale during the three months ended December 31, 2013 occurred prior to our purchase of ownership interests in the Kukio Resort land development partnerships.

16.                            SUBSEQUENT EVENTS

In January 2015, the real estate loan was amended from monthly principal and interest payments to monthly interest-only payments effective February 1, 2015. All other terms of the loan remained unchanged.

On January 30, 2015, Kaupulehu Developments received a percentage of sales payment of $640,000 from the sale of two lots within Phase II of Increment I. Financial results from the receipt of this payment will be reflected in Barnwell’s quarter ending March 31, 2015.

In January 2015, there was an oil and salt water spill at one of our operated oil properties in Alberta. Total clean up expenses are expected to be approximately $880,000. Barnwell’s working interest in the well is 58% and we expect to recover monies from the other working interest owners for their share of the costs. We have notified our insurance carrier of our intent to file a claim under our policy which has a deductible of approximately $220,000. The estimated impact of the spill will be reflected in Barnwell’s quarter ending March 31, 2015.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information

For the Purpose Of “Safe Harbor” Provisions Of The

Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2014 and the “Risk Factors” section in this Form-10Q. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2014. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU relates to discontinued operations reporting for disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The amendments are effective for annual periods beginning after December 15, 2014 and subsequent interim periods. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The amendments in this update also require disclosure of sufficient information to allow users to understand the nature, amount, timing and uncertainty of revenue and cash flow arising from contracts. The amendments are effective for annual reporting periods beginning after December 15, 2016, and subsequent interim periods, using one of two retrospective application methods. Early application is not permitted. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendment is effective for annual reporting periods beginning after December 15, 2015 and subsequent interim periods. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

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

Oil and Natural Gas Segment

Barnwell is involved in the acquisition, exploration and development of oil and natural gas properties in Canada where we acquire or initiate and participate in exploratory and developmental operations for oil and natural gas on properties in which we have an interest, and evaluate proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere.

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership, 75% controlling interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•                 The right to receive payments from KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LLLP (“KD II”), resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area, located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean, by KD I and KD II in two increments (“Increment I” and “Increment II”). Increment I is an area zoned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots approximately two to three acres in size fronting the ocean are currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development.

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

2)   Barnwell owns an 80% controlling interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership. Kaupulehu 2007 owns one residential parcel in the Kaupulehu area that is held for investment.

Contract Drilling Segment

Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Residential Real Estate Segment

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, constructs and sells luxury single-family homes. Kaupulehu 2007, in addition to the parcel described above, owns a luxury residence in the Kaupulehu area that is available for sale. Kaupulehu 2007 does not currently have any homes under construction.

Changes in Business Environment

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on oil and natural gas prices. During our first quarter of fiscal 2015 and through the date of this filing the industry has experienced a significant decline in oil and natural gas prices. Barnwell realized a quarterly average price for oil of $62.81 per barrel in the first quarter of fiscal 2015, down 25% from $83.72 per barrel realized in the fourth quarter of fiscal 2014. Barnwell realized a quarterly average price for natural gas of $2.93 per Mcf in the first quarter of fiscal 2015, down 19% from $3.60 per Mcf realized in the fourth quarter of fiscal 2014.

Pursuant to discussions between Barnwell and Royal Bank of Canada subsequent to December 31, 2014, we project that upon the April 2015 renewal of our Canadian credit facility the borrowing capacity will be reduced from $11,800,000 Canadian dollars to $6,500,000 Canadian dollars. This reduction in the borrowing capacity is largely due to significant declines in the bank’s forecast of oil and natural gas prices. Based on borrowings of US$7,000,000 at December 31, 2014, such a reduction would result in the need to repay approximately US$2,000,000 upon renewal and no available credit in the absence of further debt repayments.

If oil and natural gas prices continue to decline, or if prices remain at the current low levels for an extended period of time, we will experience a significant reduction of our cash flow available for acquiring and exploring for oil and natural gas reserves relative to the past and may experience a reduction in the amount of oil and natural gas that is economic to produce from our oil and natural gas properties, potential shut ins of certain oil and natural gas wells, and further reductions of our Canadian revolving credit facility borrowing capacity. Additionally, oil and natural gas prices affect the value of our oil and natural gas properties as determined in our full cost ceiling calculation and sustained low prices will result in future reductions of the full cost ceiling value which could result in future reductions of the carrying value of our oil and natural gas properties and a charge to operating results.

Negative impacts to our future oil and natural gas segment taxable income due to the decline in prices or other factors may result in the conclusion that it is not more likely than not that our deferred tax assets for which no valuation allowance has been provided are realizable.  Such a conclusion would result in a write down or write off of these deferred tax assets.

In response to the declines in oil and natural gas prices the Company has reduced the planned level of oil and natural gas capital expenditures until pricing improves.

Our oil and natural gas segment’s operations are denominated in Canadian dollars, which has weakened significantly relative to the U.S. dollar since fiscal 2014 and further through the date of this filing. The weakening Canadian dollar negatively impacts the reported operating results of our oil and natural gas segment. Additionally, further declines in the exchange rate, coupled with the projected decrease in our Canadian revolving credit facility borrowing capacity, will result in required repayments in excess of the current portion estimated.

Results of Operations

Summary

Net loss attributable to Barnwell for the three months ended December 31, 2014 totaled $467,000, a $522,000 improvement in operating results from a net loss of $989,000 for the three months ended December 31, 2013. The following factors affected the results of operations for the three months ended December 31, 2014 as compared to the prior year period:

•                 A $912,000 increase in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to increased percentage of sales receipts;

•                 A $181,000 decrease in oil and natural gas segment operating profit, before income taxes, primarily due to a reduction in revenue partially offset by a reduction in operating expenses and the benefit from a decreased depletion rate all primarily related to the divestitures of certain oil and natural gas properties in fiscal 2014 and the resulting decrease in production;

•                 A $118,000 increase in contract drilling operating profit, before taxes, primarily resulting from work on higher value water well drilling contracts; and

•                 A $419,000 increase in general and administrative expenses.

General

Barnwell conducts operations in the U.S. and Canada. Consequently, Barnwell is subject to foreign currency translation and transaction gains and losses due to fluctuations of the exchange rates between the Canadian dollar and the U.S. dollar. Barnwell cannot accurately predict future fluctuations of the exchange rates and the impact of such fluctuations may be material from period to period. To date, we have not entered into foreign currency hedging transactions.

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 8% in the three months ended December 31, 2014, as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 3% at December 31, 2014, as compared to September 30, 2014. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2014 was $407,000, a $373,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $780,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three months ended December 31, 2014 and 2013 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2014	2013	$	%
Natural Gas (Mcf)*	$ 2.93	$ 2.99	$ (0.06)	(2%)
Oil (Bbls)**	$ 62.81	$ 72.96	$ (10.15)	(14%)
Liquids (Bbls)**	$ 28.35	$ 43.70	$ (15.35)	(35%)

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2014	2013	Units	%
Natural Gas (Mcf)*	439,000	553,000	(114,000)	(21%)
Oil (Bbls)**	17,000	37,000	(20,000)	(54%)
Liquids (Bbls)**	18,000	19,000	(1,000)	(5%)

*                 Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.

**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $2,355,000 (44%) for the three months ended December 31, 2014, as compared to the same period in the prior year due to decreases in production for all products as a result of divestitures of certain oil and natural gas properties in fiscal 2014 as well as from natural declines in production from older properties and decreases in prices realized for all products.

Of the 20,000 Bbl decrease in net oil production, 16,000 Bbls is due to prior year divestitures of certain oil properties and 4,000 Bbls, representing 22% of production from remaining oil properties, is due largely to declines in production from older properties. Of the 114,000 Mcf decrease in net natural gas production, 27,000 Mcf is due to prior year divestitures of certain natural gas properties and 87,000 Mcf, representing 17% of production from remaining natural gas properties, is due largely to declines in production from older properties.

The oil and natural gas segment generated a $466,000 operating profit before general and administrative expenses in the three months ended December 31, 2014, a decrease in operating results of $181,000 as compared to the $647,000 operating profit generated during the same period of the prior year. Operating profit decreased due to the significant decrease in revenue discussed above, partially offset by a decrease of $998,000 (38%) in oil and natural gas operating expenses and a decrease of $1,176,000 (57%) in depletion for the three months ended December 31, 2014, as compared to the same period in the prior year.

Oil and natural gas operating expenses decreased primarily due to lower production for all products as a result of natural declines in production, a decrease of $323,000 due to divestitures of certain oil and natural gas properties in fiscal 2014, approximately $150,000 in repair work at a major oil battery in the Red Earth area and $50,000 in costs to eliminate a drilling commitment that were both incurred in the prior year period, and an 8% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses $133,000 from that of the prior year period.

Depletion decreased primarily due to a 37% decrease in the depletion rate as a result of divestitures of certain oil and natural gas properties in fiscal 2014 as the proceeds from the sales were credited to the oil and natural gas cost pools in accordance with the full cost method, which resulted in a decrease in the future depletable base. In addition, there was a 27% decrease in net production and an 8% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar as compared to the prior year period.

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

The following table summarizes the percentage of sales payment revenues received from KD I:

	Three months ended December 31,
	2014	2013
Sale of interest in leasehold land:
Proceeds	$1,200,000	$140,000
Fees	(168,000)	(20,000)
Revenues – sale of interest in leasehold land, net	$1,032,000	$120,000

KD I sold six contiguous single-family lots within Phase I of Increment I to a single buyer and two single-family lots within Phase II of Increment I during the three months ended December 31, 2014, as compared to one single-family lot in Phase I of Increment I during the three months ended December 31, 2013. The lot sale during the prior year period occurred prior to the acquisition of our ownership interest in the Kukio Resort land development partnerships.

As of December 31, 2014, all of the 38 single-family lots in Phase I of Increment I have been sold by KD I. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. The developer released and began marketing a portion of the 42 single-family lots in Phase II of Increment I, and as of December 31, 2014, five of the lots have been sold. Two residential lots approximately two to three acres in size fronting the ocean are also currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD I will complete the remaining single-family lots in Phase II of Increment I or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs increased $324,000 (20%) and $213,000 (16%), respectively, for the three months ended December 31, 2014, as compared to the same period in the prior year. The contract drilling segment generated a $337,000 operating profit before general and administrative expenses in the three months ended December 31, 2014, an increase in operating results of $118,000 as compared to the $219,000 operating profit generated during the same period of the prior year. The increase in operating results was primarily due to work on higher value water well drilling contracts during the current year period.

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

General and administrative expenses

General and administrative expenses increased $419,000 (23%) for the three months ended December 31, 2014, as compared to the same period in the prior year. The increase was primarily due to the fact that general and administrative expenses in the prior year period included a $175,000 reduction in share-based compensation expense resulting from a decline in the market price of the Company’s stock during the prior year period, as compared to a $20,000 increase in share-based compensation expense in the current period due to a marginal increase in the market price of the Company’s stock during the current year period, a $95,000 increase in professional fees, primarily legal fees, a $46,000 increase in compensation costs largely due to increased bonus expense, and a $32,000 increase in costs incurred by the residential real estate and land investment segments due to ongoing holding and maintenance costs for the home and residential lot as well as the nominal loss recognized on the sale of one of the residential lots in the current year period.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $1,185,000 (55%) for the three months ended December 31, 2014, as compared to the same period in the prior year primarily due to the decrease in the oil and natural gas segment depletion as discussed above.

Interest expense

Interest expense decreased $73,000 (45%) for the three months ended December 31, 2014, as compared to the same period in the prior year primarily due to the decrease in average outstanding debt balances as Barnwell repaid $5,000,000 of the Canadian credit facility during the second and third quarters of fiscal 2014 and as a result of the land investment loan which Barnwell obtained on November 27, 2013 and paid in full in September 2014.

Equity in income (loss) of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $88,000 and partnership losses of $147,000 during the three months ended December 31, 2014 and 2013, respectively.

Income taxes

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2014 and 2013, after adjusting loss before income taxes for non-controlling interests, was 16% and 6%, respectively.

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

Net income (loss) attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net income attributable to non-controlling interests for the three months ended December 31, 2014 totaled $184,000, as compared to net loss attributable to non-controlling interests of $11,000 for the same period in the prior year. The change is due primarily to greater percentage of sales proceeds received in the current period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flows from operations, and land investment segment proceeds. At December 31, 2014, Barnwell had $14,188,000 in cash and cash equivalents and $9,708,000 in working capital.

Cash Flows

Cash flows used in operations totaled $1,556,000 for the three months ended December 31, 2014, as compared to cash flows provided by operations of $999,000 for the same period in the prior year. This $2,555,000 decrease was primarily due to changes in working capital in the current period and lower oil and natural gas segment revenues.

Cash flows provided by investing activities totaled $479,000 during the three months ended December 31, 2014, as compared to $5,632,000 of net cash used in investing activities during the same period of the prior year. The change was primarily due to a $4,140,000 payment in the prior year period to acquire interests in the Kukio Resort land development partnerships, a $912,000 increase in percentage of sales proceeds received in the current year period, and a $798,000 net decrease in oil and natural gas segment capital expenditures and payments to acquire oil and natural gas properties in the current year period.

Net cash used in financing activities totaled $568,000 for the three months ended December 31, 2014, as compared to $2,116,000 of cash flows provided by financing activities during the same period of the prior year. The $2,684,000 change in cash flows was primarily due to $4,052,000 of net proceeds from debt borrowings in the prior year period as compared to $402,000 in debt repayments in the current year period primarily due to the land investment loan which was obtained during the prior year period, partially offset by a $2,000,000 increase in restricted cash in the prior year period related to the land investment loan.

Credit Arrangements

At December 31, 2014, Barnwell’s credit facility at Royal Bank of Canada was $11,800,000 Canadian dollars, or US$10,172,000 at the December 31, 2014 exchange rate. At December 31, 2014, borrowings under this facility were US$7,000,000 and the interest rate on the facility was 2.66%. Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually with the next review planned for April 2015. Subject to that review, the facility may be renewed for one year at the current borrowing capacity or at an adjusted borrowing capacity, based on the bank’s assessment of the value of Barnwell’s oil and natural gas properties, or it may be converted to a two-year term loan by the bank. If the facility is renewed at an adjusted borrowing capacity below our outstanding borrowings, we would be required to repay the difference upon renewal.

Pursuant to discussions between Barnwell and Royal Bank of Canada subsequent to December 31, 2014, the Company projects that upon the April 2015 renewal of the credit facility the borrowing capacity will be reduced from $11,800,000 Canadian dollars to $6,500,000 Canadian dollars. This reduction in the borrowing capacity is largely due to significant declines in the bank’s forecast of oil and natural gas prices. Accordingly, the Company estimates that the required repayment upon the April 2015 renewal will be approximately $2,000,000, and there will be no available credit under the facility in the absence of further debt repayments.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. In January 2015, the loan was amended which amended the monthly principal and interest payments to monthly interest-only payments effective February 1, 2015. All other terms of the loan remained unchanged. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at December 31, 2014 was 3.41%. The principal balance and any accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or the residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The non-revolving real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $323,000 for the three months ended December 31, 2014, as compared to $1,756,000 for the same period in the prior year. Management expects that oil and natural gas capital expenditures and expenditures for potential acquisitions of oil and natural gas properties in fiscal 2015 will range from $2,000,000 to $4,000,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Acquisition of Oil and Natural Gas Properties

On November 13, 2014, Barnwell completed the acquisition of additional non-operated working interests in oil and natural gas properties located in the Progress area of Alberta, Canada for cash consideration of $526,000, subject to further customary post-closing adjustments. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after closing.

Other Considerations

We believe our sources of funds such as current cash and working capital balances and future land investment segment proceeds will provide sufficient liquidity to fund our operations, planned future capital expenditures, asset retirement obligations, scheduled debt repayments and related interest. However, in the event oil and natural gas prices and production, land investment segment proceeds, and residential real estate home sale proceeds are less than current expectations, Barnwell’s Canadian revolving credit facility is reduced below the projected borrowing capacity upon the April 2015 review or further reduced below the level of borrowings under the facility upon the April 2016 review, and/or we fall short of our key financial debt covenants for our real estate loan and are required to repay all or a portion of our loan borrowings earlier than anticipated, we will be faced with reduced cash inflows and/or higher cash outflows than expected, which in turn could have a material adverse effect on our operations, liquidity, cash flows and financial condition. Absent a sufficient sustained increase in natural gas and/or oil prices, it is unlikely that future oil and natural gas operating cash flows will be sufficient to fund the reserve acquisition or capital expenditure levels necessary to maintain current production and reserve levels. As such, the near-term and longer-term outlook for sources and uses of funds and oil and natural gas capital resources remains highly dependent on the Company’s ability to invest its current financial resources, as well as the factors noted above.

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

Contingencies

Environmental

As of December 31, 2014 and September 30, 2014, environmental remediation costs of $460,000 and $501,000, respectively, which have not been discounted, were accrued for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties.

In January 2015, there was an oil and salt water spill at one of our operated oil properties in Alberta. Total clean up expenses are expected to be approximately $880,000. Barnwell’s working interest in the well is 58% and we expect to recover monies from the other working interest owners for their share of the costs. We have notified our insurance carrier of our intent to file a claim under our policy which has a deductible of approximately $220,000.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 5 in the “Notes to Condensed Consolidated Financial Statements” in Item 1 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

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

As of December 31, 2014, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2014 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.                         RISK FACTORS

Other than as set forth below, there have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2014.

The recent substantial declines in oil and natural gas prices have adversely affected our business, financial condition, cash flow, liquidity and results of operations as well as our capital resources and our ability to meet the level of capital expenditures necessary to implement our business plan.

Much of our revenues, cash flow and profitability are greatly dependent upon prevailing prices for oil and natural gas. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also dependent on oil and natural gas prices. Lower oil and natural gas prices not only decrease our revenues on a per unit basis, but also reduce the amount of oil and natural gas we can produce economically, if any.

As of December 31, 2014, Barnwell had $14,188,000 in cash and cash equivalents and $9,708,000 in working capital. However, pursuant to discussions between Barnwell and Royal Bank of Canada subsequent to that date, we project that upon the April 2015 renewal of our secured Canadian credit facility the borrowing capacity thereunder will be reduced from $11,800,000 Canadian dollars to $6,500,000 Canadian dollars. This expected reduction in the borrowing capacity is largely due to significant declines in the bank’s forecast of oil and natural gas prices. Based on borrowings of US$7,000,000 at December 31, 2014, such a reduction would result in the need to repay approximately US$2,000,000 upon such renewal and leave Barnwell with no available credit. Furthermore, unless there are significant sustained increases in oil and natural gas prices in the near future, or Barnwell is able to acquire or find and develop additional sources of production, because of depleting reserves, we would expect that the Canadian credit facility would be further reduced and we would have to use additional cash reserves to pay down debt.

In addition, in January 2015, there was an oil and salt water spill at one of our operated oil properties in Alberta. Total clean up expenses are expected to be approximately $880,000 and are expected to be incurred promptly. While we expect to recover some of those expenses from insurance claims and from the other working interest owners for their share of the costs, we will be bearing virtually all of those clean-up costs directly in the near future. We currently estimate our costs to be the amount of the insurance policy deductible of $220,000.

Based on these expected mandatory debt repayments and clean-up costs, and potentially significant operating losses in our oil and natural gas segment due to lower oil and natural gas prices, we anticipate that there will be imminent, significant reductions in our cash reserves and our liquidity. This expected reduction in liquidity also may cause us to reduce planned capital expenditures in our oil and natural gas segment which could adversely affect our ability to add or grow oil and natural gas reserves.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date: February 13, 2015	/s/ Russell M. Gifford
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