Form 10-Q
period 2015-03-31
BARNWELL INDUSTRIES INC
filed 2015-05-13
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No

As of May 11, 2015 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$9,097,000	$16,104,000
Accounts and other receivables, net of allowance for doubtful accounts of: $28,000 at March 31, 2015; $34,000 at September 30, 2014	4,026,000	2,910,000
Note receivable	899,000	—
Prepaid expenses	486,000	221,000
Investment held for sale	—	1,139,000
Real estate held for sale	5,448,000	5,448,000
Other current assets	824,000	698,000
Total current assets	20,780,000	26,520,000
Investments	6,356,000	5,900,000
Property and equipment	200,660,000	223,023,000
Accumulated depletion, depreciation, and amortization	(179,877,000)	(200,673,000)
Property and equipment, net	20,783,000	22,350,000
Total assets	$47,919,000	$54,770,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,532,000	$3,453,000
Accrued operating and other expenses	2,371,000	2,464,000
Accrued incentive and other compensation	572,000	1,085,000
Current portion of long-term debt	3,654,000	4,449,000
Other current liabilities	2,444,000	3,072,000
Total current liabilities	12,573,000	14,523,000
Long-term debt	5,000,000	6,650,000
Liability for retirement benefits	4,164,000	4,266,000
Asset retirement obligation	8,012,000	8,185,000
Deferred income taxes	1,740,000	1,201,000
Total liabilities	31,489,000	34,825,000
Commitments and contingencies (Note 14)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at March 31, 2015 and September 30, 2014	4,223,000	4,223,000
Additional paid-in capital	1,326,000	1,315,000
Retained earnings	13,720,000	16,204,000
Accumulated other comprehensive loss, net	(1,384,000)	(258,000)
Treasury stock, at cost: 167,900 shares at March 31, 2015 and September 30, 2014	(2,286,000)	(2,286,000)
Total stockholders' equity	15,599,000	19,198,000
Non-controlling interests	831,000	747,000
Total equity	16,430,000	19,945,000
Total liabilities and equity	$47,919,000	$54,770,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Revenues:
Oil and natural gas	$2,092,000	$6,397,000	$5,064,000	$11,724,000
Contract drilling	491,000	1,318,000	2,424,000	2,927,000
Sale of interest in leasehold land, net	817,000	—	1,849,000	120,000
Gas processing and other	92,000	118,000	187,000	263,000
	3,492,000	7,833,000	9,524,000	15,034,000
Costs and expenses:
Oil and natural gas operating	1,818,000	2,042,000	3,441,000	4,663,000
Contract drilling operating	472,000	1,089,000	1,997,000	2,401,000
General and administrative	2,104,000	2,301,000	4,379,000	4,157,000
Depletion, depreciation, and amortization	868,000	1,904,000	1,847,000	4,068,000
Interest expense	82,000	192,000	172,000	355,000
	5,344,000	7,528,000	11,836,000	15,644,000
(Loss) income before equity in income (loss) of affiliates and income taxes	(1,852,000)	305,000	(2,312,000)	(610,000)
Equity in income (loss) of affiliates	368,000	(116,000)	456,000	(263,000)
(Loss) income before income taxes	(1,484,000)	189,000	(1,856,000)	(873,000)
Income tax provision	389,000	513,000	300,000	451,000
Net loss	(1,873,000)	(324,000)	(2,156,000)	(1,324,000)
Less: Net income (loss) attributable to non-controlling interests	144,000	(39,000)	328,000	(50,000)
Net loss attributable to Barnwell Industries, Inc.	$(2,017,000)	$(285,000)	$(2,484,000)	$(1,274,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.24)	$(0.03)	$(0.30)	$(0.15)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Net loss	$(1,873,000)	$(324,000)	$(2,156,000)	$(1,324,000)
Other comprehensive loss:
Foreign currency translation adjustments, net of taxes of $0	(772,000)	(921,000)	(1,179,000)	(1,701,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	27,000	8,000	53,000	16,000
Total other comprehensive loss	(745,000)	(913,000)	(1,126,000)	(1,685,000)
Total comprehensive loss	(2,618,000)	(1,237,000)	(3,282,000)	(3,009,000)
Less: Comprehensive income (loss) attributable to non-controlling interests	144,000	(39,000)	328,000	(50,000)
Comprehensive loss attributable to Barnwell Industries, Inc.	$(2,762,000)	$(1,198,000)	$(3,610,000)	$(2,959,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,156,000)	$(1,324,000)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Equity in (income) loss of affiliates	(456,000)	263,000
Depletion, depreciation, and amortization	1,847,000	4,068,000
Foreign exchange loss (gain)	146,000	(48,000)
Loss on sale of investment	16,000	—
Retirement benefits expense	204,000	182,000
Accretion of asset retirement obligation	308,000	238,000
Deferred income tax expense (benefit)	647,000	(92,000)
Asset retirement obligation payments	(489,000)	(70,000)
Share-based compensation benefit	(47,000)	(190,000)
Retirement plan contributions	(253,000)	(3,000)
Sale of interest in leasehold land, net	(1,849,000)	(120,000)
(Decrease) increase from changes in current assets and liabilities	(2,361,000)	106,000
Net cash (used in) provided by operating activities	(4,443,000)	3,010,000
Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	1,849,000	120,000
Proceeds from sale of investment, net of closing costs	266,000	—
Proceeds from sale of oil and natural gas assets	—	2,828,000
Proceeds from gas over bitumen royalty adjustments	—	8,000
Payment to acquire oil and natural gas properties	(526,000)	—
Payment to acquire interest in affiliates	—	(5,140,000)
Capital expenditures - oil and natural gas	(564,000)	(2,700,000)
Capital expenditures - all other	(75,000)	(38,000)
Net cash provided by (used in) investing activities	950,000	(4,922,000)
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	5,000,000
Repayments of long-term debt	(2,445,000)	(1,770,000)
Increase in restricted cash	—	(1,947,000)
Contributions from non-controlling interests	90,000	80,000
Distributions to non-controlling interests	(334,000)	—
Net cash (used in) provided by financing activities	(2,689,000)	1,363,000
Effect of exchange rate changes on cash and cash equivalents	(825,000)	(116,000)
Net decrease in cash and cash equivalents	(7,007,000)	(665,000)
Cash and cash equivalents at beginning of period	16,104,000	7,828,000
Cash and cash equivalents at end of period	$9,097,000	$7,163,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2015 and 2014
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2013	8,277,160	$4,223,000	$1,291,000	$14,543,000	$2,219,000	$(2,286,000)	$624,000	$20,614,000
Contributions from non-controlling interests							16,000	16,000
Net loss				(285,000)			(39,000)	(324,000)
Share-based compensation			8,000					8,000
Foreign currency translation adjustments, net of taxes of $0					(921,000)			(921,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					8,000			8,000
Balance at March 31, 2014	8,277,160	$4,223,000	$1,299,000	$14,258,000	$1,306,000	$(2,286,000)	$601,000	$19,401,000
Balance at December 31, 2014	8,277,160	$4,223,000	$1,322,000	$15,737,000	$(639,000)	$(2,286,000)	$765,000	$19,122,000
Contributions from non-controlling interests							45,000	45,000
Distributions to non-controlling interests							(123,000)	(123,000)
Net (loss) income				(2,017,000)			144,000	(1,873,000)
Share-based compensation			4,000					4,000
Foreign currency translation adjustments, net of taxes of $0					(772,000)			(772,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					27,000			27,000
Balance at March 31, 2015	8,277,160	$4,223,000	$1,326,000	$13,720,000	$(1,384,000)	$(2,286,000)	$831,000	$16,430,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended March 31, 2015 and 2014
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2013	8,277,160	$4,223,000	$1,289,000	$15,532,000	$2,991,000	$(2,286,000)	$571,000	$22,320,000
Contributions from non-controlling interests							80,000	80,000
Net loss				(1,274,000)			(50,000)	(1,324,000)
Share-based compensation			10,000					10,000
Foreign currency translation adjustments, net of taxes of $0					(1,701,000)			(1,701,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					16,000			16,000
Balance at March 31, 2014	8,277,160	$4,223,000	$1,299,000	$14,258,000	$1,306,000	$(2,286,000)	$601,000	$19,401,000
Balance at September 30, 2014	8,277,160	$4,223,000	$1,315,000	$16,204,000	$(258,000)	$(2,286,000)	$747,000	$19,945,000
Contributions from non-controlling interests							90,000	90,000
Distributions to non-controlling interests							(334,000)	(334,000)
Net (loss) income				(2,484,000)			328,000	(2,156,000)
Share-based compensation			11,000					11,000
Foreign currency translation adjustments, net of taxes of $0					(1,179,000)			(1,179,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					53,000			53,000
Balance at March 31, 2015	8,277,160	$4,223,000	$1,326,000	$13,720,000	$(1,384,000)	$(2,286,000)	$831,000	$16,430,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2015, results of operations, comprehensive loss, and equity for the three and six months ended March 31, 2015 and 2014, and cash flows for the six months ended March 31, 2015 and 2014, have been made. The results of operations for the period ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

Note Receivable

The note receivable consists of a purchase money mortgage related to the sale of one residential parcel. Barnwell estimates an allowance for this financing receivable based on an evaluation of the credit worthiness of the counterparty and has determined that no allowance is needed at March 31, 2015. This financing receivable is considered in default if not paid in full on the maturity date at which time the amount in default will accrue interest. Amounts deemed uncollectible will be written off against an established allowance.

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists,” which requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The Company adopted the provisions of this ASU effective October 1, 2014. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

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

2.    LIQUIDITY

As of March 31, 2015, Barnwell had $9,097,000 in cash and cash equivalents and working capital totaled $8,207,000. Upon the April 2015 renewal of our secured Canadian credit facility, the borrowing capacity thereunder was reduced from $11,800,000 Canadian dollars to $6,500,000 Canadian dollars, or US$5,125,000 at the March 31, 2015 exchange rate. This reduction in the borrowing capacity was largely due to significant declines in the bank’s forecast of oil and natural gas prices and leaves Barnwell with minimal available credit under the facility.

If recent low oil and natural gas prices are sustained, our oil and natural gas segment will continue to experience significant reductions in operating results, cash reserves and liquidity. This, along with minimal available credit under the Canadian credit facility, will adversely affect our ability to replace the Company's declining oil and natural gas reserves. In addition, in January 2015, there was an oil and salt water spill at one of our operated oil properties in Alberta. Total clean up expenses are expected to be approximately $2,300,000, of which we have a 58% working interest. We expect to recover a substantial portion of those expenses from insurance claims and from the other working interest owners for their share of the costs, after which we estimate our net cost to be approximately $160,000, which includes the amount of the insurance policy deductible, estimated legal fees and estimated monitoring and other costs. Based on discussions with our insurer, we currently believe it is probable that these clean up expenses will be covered by insurance. If the insurance reimbursement is less than our current estimate or our joint venture partners fail to reimburse us for their share of costs, there could be a material adverse effect on our operations, liquidity, cash flows and financial condition.

Because of the impact of recent declines in oil and natural gas prices on our oil and natural gas segment, Barnwell estimates that it will be heavily reliant upon land investment segment proceeds in order to provide sufficient liquidity to fund our operations in the near term. Although there has been a recent increase in land investment segment proceeds, there can be no assurance that this trend will continue or that the amount of future land investment segment proceeds will provide the liquidity required. Management is working to improve the Company’s liquidity by, among other things, exploring the sale of certain of its oil and natural gas properties. Management anticipates that such sales will be required to sustain the Company’s operations in the future. However, there can be no assurance that the Company will be successful in securing the sale of any of its oil and natural gas properties.

If oil and natural gas, land investment and residential real estate segment proceeds are not sufficient, Barnwell’s Canadian revolving credit facility is further reduced below the level of borrowings under the facility upon the April 2016 review, and/or we fall short of our key financial debt covenants for our real estate loan and are required to repay all or a portion of our loan borrowings earlier than anticipated, there will be a material adverse effect on our operations, liquidity, cash flows and financial condition, and the Company will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to make any required cash outflows. Our liquidity issues may force us to curtail existing operations, reduce or delay capital expenditures, or sell assets on less favorable terms. There can be no assurance the Company will be able to secure the sale of any of its oil and natural gas properties or realize enough proceeds from such sales to fund its operations, or to otherwise resolve its liquidity issues.

3.    LOSS PER COMMON SHARE

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

Options to purchase 621,250 and 837,250 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2015 and 2014, respectively, as their inclusion would have been antidilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended March 31, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(2,017,000)	8,277,160	$(0.24)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(2,017,000)	8,277,160	$(0.24)

	Six months ended March 31, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(2,484,000)	8,277,160	$(0.30)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(2,484,000)	8,277,160	$(0.30)

	Three months ended March 31, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(285,000)	8,277,160	$(0.03)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(285,000)	8,277,160	$(0.03)

	Six months ended March 31, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,274,000)	8,277,160	$(0.15)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,274,000)	8,277,160	$(0.15)

4.    NOTE RECEIVABLE

In October 2014, Barnwell sold one residential parcel for $1,250,000 and received a down payment of $343,000 and a purchase money mortgage from the buyer for the remainder of the sales price. The note is due 270 days from the closing date and the residential parcel is collateral for the note. The note is non-interest bearing and has accordingly been recorded at a discount using an interest rate based on market rates for similar instruments. See Note 6 for additional information regarding the sale of the residential parcel.

5.    REAL ESTATE HELD FOR SALE

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) currently owns one luxury residence that is available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

6.    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	March 31, 2015	September 30, 2014
Investment in residential parcel	$1,192,000	$1,192,000
Investment in land development partnerships	5,114,000	4,658,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$6,356,000	$5,900,000

Investment in residential parcels

At March 31, 2015, Kaupulehu 2007 owned one residential parcel in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

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

The limited liability limited partnership agreements provide for a priority return of Barnwell’s investment prior to profit distributions. Net profits, losses and cash flows of the partnerships are allocated to Barnwell and the other partners at varying percentages based on whether the initial and any additional capital contributions plus any preferred returns due to contributing partners have been repaid to the investors.

Barnwell’s share of the income of its equity affiliates was $368,000 and $456,000 for the three and six months ended March 31, 2015, respectively, and the share of the loss of its equity affiliates was $116,000 and $263,000 for the three and six months ended March 31, 2014, respectively. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $315,000 as of March 31, 2015, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference for the capitalized development costs will be recognized as the partnerships sell lots and recognize the associated costs. The basis difference for the note receivable will be recognized as the partnerships sell memberships for the Kukio Golf and Beach Club for which the receivable relates. The basis difference adjustment for the three and six months ended

March 31, 2015 was inconsequential and there was no basis difference adjustment for the three and six months ended March 31, 2014.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at March 31, 2015 totaled approximately $4,830,000 and relate to certain construction contracts of KD I and KD II. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I, KD II and certain other partners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of March 31, 2015, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $9,944,000, consisting of the carrying value of the investment of $5,114,000 and $4,830,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Revenue	$6,081,000	$1,353,000
Gross profit	$2,982,000	$545,000
Net earnings (loss)	$2,143,000	$(428,000)

	Six months ended March 31, 2015	November 27, 2013 - March 31, 2014
Revenue	$10,707,000	$1,622,000
Gross profit	$4,409,000	$653,000
Net earnings (loss)	$2,563,000	$(809,000)

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 16).

The following table summarizes the Increment I percentage of sales payment revenues received from KD I.

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Sale of interest in leasehold land:
Proceeds	$950,000	$—	$2,150,000	$140,000
Fees	(133,000)	—	(301,000)	(20,000)
Revenues – sale of interest in leasehold land, net	$817,000	$—	$1,849,000	$120,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

7.    ACQUISITION OF OIL AND NATURAL GAS PROPERTIES

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

The Progress acquisition was accounted for under the acquisition method of accounting, and as such, Barnwell estimated the fair value of the acquired property as of the November 13, 2014 acquisition date. The purchase price allocation for the acquisition has been finalized except for the settlement of certain post-closing adjustments with the seller to reflect an economic effective date of July 1, 2014. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed in the transaction as of the acquisition date. See Note 13 for further information regarding the fair value measurement inputs.

Property and equipment	$751,000
Asset retirement obligation	(225,000)
Net identifiable assets acquired	$526,000

8.    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	March 31, 2015	September 30, 2014
Canadian revolving credit facility	$5,000,000	$7,000,000
Real estate loan	3,654,000	4,099,000
	8,654,000	11,099,000
Less: current portion	(3,654,000)	(4,449,000)
Total long-term debt	$5,000,000	$6,650,000

Canadian revolving credit facility

On April 10, 2015, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $6,500,000 Canadian dollars, or US$5,125,000 at the March 31, 2015 exchange rate, from $11,800,000 Canadian dollars. This reduction in the borrowing capacity is largely due to significant declines in the bank’s forecast of oil and natural gas prices. The other material terms of the credit facility remain unchanged.

The obligations under the credit facility are secured by substantially all of the assets of Barnwell of Canada, Limited. The credit facility subjects Barnwell to certain customary affirmative covenants, including the delivery of financial statements and annual appraisals of certain oil and gas properties. In addition, the credit facility contains customary negative covenants, including, but not limited to, restrictions on the ability of Barnwell to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, or sell certain oil and gas properties or petroleum and natural gas reserves (other than the sale of production from such oil and gas properties in the ordinary course of business). The credit facility also contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, amounts due under the credit facility may be accelerated, and the rights and remedies of Royal Bank of Canada under the credit facility may be exercised, including rights with respect to the collateral securing Barnwell’s obligations thereunder.

In February 2015, Barnwell repaid $2,000,000 of the credit facility. During the three and six months ended March 31, 2015, Barnwell realized a foreign currency transaction loss of $146,000 as a result of the repayment of U.S. dollar denominated debt using Canadian dollars. Borrowings under this facility were US$5,000,000 at March 31, 2015. The interest rate on the facility at March 31, 2015 was 2.67%.
The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance. Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2016. Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank. If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period - 20% (5% per quarter), and in the second year of the term period - 80% (5% per quarter for the first three quarters and 65% in the final quarter). Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2016, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2016. As no debt repayments will be required on or before March 31, 2016, the entire outstanding loan balance at March 31, 2015 is classified as long-term debt.
Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. In January 2015, the loan was amended from monthly principal and interest payments to monthly interest-only payments effective February 1, 2015. All other terms of the loan remained unchanged. The principal balance and any accrued interest will be due and payable on April 1, 2018. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at March 31, 2015 was 3.41% and was adjusted to 3.59% effective April 1, 2015.

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

As a result of the sale of one of the residential parcels in October 2014, Kaupulehu 2007 repaid $266,000 of the real estate loan, as required from the net proceeds of the sale, in addition to the scheduled monthly payments. Barnwell is required to remit the remaining net sales proceeds upon collection of the note receivable related to the sale of the residential parcel in July 2015.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio. At March 31, 2015, the Company was in violation as a result of exceeding the maximum consolidated total liabilities to tangible net worth ratio. The Company obtained a waiver from the bank for non-compliance with the covenant.

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at March 31, 2015 under the term loan has been classified as a current liability.

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2015	2014	2015	2014	2015	2014
Service cost	$77,000	$59,000	$16,000	$11,000	$—	$3,000
Interest cost	91,000	84,000	20,000	17,000	13,000	14,000
Expected return on plan assets	(125,000)	(105,000)	—	—	—	—
Amortization of prior service cost (credit)	2,000	2,000	(1,000)	(2,000)	—	3,000
Amortization of net actuarial loss (gain)	22,000	9,000	6,000	1,000	(2,000)	(5,000)
Net periodic benefit cost	$67,000	$49,000	$41,000	$27,000	$11,000	$15,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2015	2014	2015	2014	2015	2014
Service cost	$128,000	$118,000	$31,000	$23,000	$—	$6,000
Interest cost	178,000	169,000	38,000	33,000	26,000	27,000
Expected return on plan assets	(250,000)	(210,000)	—	—	—	—
Amortization of prior service cost (credit)	3,000	3,000	(2,000)	(3,000)	—	6,000
Amortization of net actuarial loss (gain)	43,000	18,000	12,000	2,000	(3,000)	(10,000)
Net periodic benefit cost	$102,000	$98,000	$79,000	$55,000	$23,000	$29,000

Barnwell contributed $250,000 to the Pension Plan during the six months ended March 31, 2015 and does not expect to make any further contributions during the remainder of fiscal 2015. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2015 and expected payments under the SERP for fiscal 2015 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

10.    INCOME TAXES

The components of income (loss) before income taxes, after adjusting the income (loss) for non-controlling interests, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
United States	$(179,000)	$(1,389,000)	$(415,000)	$(2,239,000)
Canada	(1,449,000)	1,617,000	(1,769,000)	1,416,000
	$(1,628,000)	$228,000	$(2,184,000)	$(823,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Current	$(350,000)	$672,000	$(347,000)	$543,000
Deferred	739,000	(159,000)	647,000	(92,000)
	$389,000	$513,000	$300,000	$451,000

As a result of significant declines in prices, funds available for oil and natural gas capital expenditures are projected to be minimal in the near term and thus Barnwell's ability to replace production and abate declining reserves has been significantly restricted as compared to the recent past. Accordingly, Barnwell has determined that it is not more likely than not that all of our oil and natural gas deferred tax assets under

Canadian tax law are realizable. As such, during the quarter ended March 31, 2015, a valuation allowance of $785,000, which increased deferred income tax expense, was recorded for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that Canadian taxable income is not sheltered by U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have any future U.S. tax benefit prior to expiration. In addition, consolidated taxes in the current year periods include the aforementioned valuation allowance for a portion of deferred tax assets under Canadian tax law.

11.    SEGMENT INFORMATION

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

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Revenues:
Oil and natural gas	$2,092,000	$6,397,000	$5,064,000	$11,724,000
Land investment	817,000	—	1,849,000	120,000
Contract drilling	491,000	1,318,000	2,424,000	2,927,000
Other	76,000	112,000	154,000	253,000
Total before interest income	3,476,000	7,827,000	9,491,000	15,024,000
Interest income	16,000	6,000	33,000	10,000
Total revenues	$3,492,000	$7,833,000	$9,524,000	$15,034,000
Depletion, depreciation, and amortization:
Oil and natural gas	$772,000	$1,797,000	$1,655,000	$3,856,000
Contract drilling	70,000	78,000	141,000	156,000
Other	26,000	29,000	51,000	56,000
Total depletion, depreciation, and amortization	$868,000	$1,904,000	$1,847,000	$4,068,000
Operating profit (before general and administrative expenses):
Oil and natural gas	$(498,000)	$2,558,000	$(32,000)	$3,205,000
Land investment	817,000	—	1,849,000	120,000
Contract drilling	(51,000)	151,000	286,000	370,000
Other	50,000	83,000	103,000	197,000
Total operating profit	318,000	2,792,000	2,206,000	3,892,000
Equity in income (loss) of affiliates:
Land investment	368,000	(116,000)	456,000	(263,000)
General and administrative expenses	(2,104,000)	(2,301,000)	(4,379,000)	(4,157,000)
Interest expense	(82,000)	(192,000)	(172,000)	(355,000)
Interest income	16,000	6,000	33,000	10,000
(Loss) income before income taxes	$(1,484,000)	$189,000	$(1,856,000)	$(873,000)

12.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in each component of accumulated other comprehensive (loss) income were as follows:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,285,000	$2,921,000	$1,692,000	$3,701,000
Change in cumulative translation adjustment before reclassifications	(918,000)	(873,000)	(1,325,000)	(1,653,000)
Amounts reclassified from accumulated other comprehensive income	146,000	(48,000)	146,000	(48,000)
Income taxes	—	—	—	—
Net current period other comprehensive loss	(772,000)	(921,000)	(1,179,000)	(1,701,000)
Ending accumulated foreign currency translation	513,000	2,000,000	513,000	2,000,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,924,000)	(702,000)	(1,950,000)	(710,000)
Amortization of net actuarial loss and prior service cost	27,000	8,000	53,000	16,000
Income taxes	—	—	—	—
Net current period other comprehensive income	27,000	8,000	53,000	16,000
Ending accumulated retirement plans benefit cost	(1,897,000)	(694,000)	(1,897,000)	(694,000)
Accumulated other comprehensive (loss) income, net of taxes	$(1,384,000)	$1,306,000	$(1,384,000)	$1,306,000

The realized foreign currency transaction loss (gain) related to the repayment of debt was reclassified from accumulated other comprehensive income to general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 9 for additional details).

13.    FAIR VALUE MEASUREMENTS

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

The estimated fair values of oil and natural gas properties and the asset retirement obligation assumed in the acquisition of additional non-operated working interests located in the Progress area of Alberta, Canada, are based on an estimated discounted cash flow model and market assumptions. The significant Level 3 assumptions used in the calculation of estimated discounted cash flows included future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. See Note 7 for additional information regarding the Progress acquisition.

14.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

In January 2015, there was an oil and salt water spill at one of our operated oil properties in Alberta, Canada. We have estimated that probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we expect to recover monies from the other working interest owners for their share of the costs and have accordingly recorded a receivable of $894,000 at March 31, 2015. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and based on discussions with our insurer we currently believe it is probable that these clean up expenses will be covered by insurance, and as such, a receivable of $1,156,000 was recorded at March 31, 2015, which represents the estimated recovery amount. The total estimated net financial impact for Barnwell, which includes the insurance deductible, estimated legal fees and estimated monitoring and other costs, is approximately $160,000, which has been recorded in the three and six months ended March 31, 2015.

Environmental remediation costs for the oil and salt water spill have not been discounted and were accrued in “Accounts payable” on the Condensed Consolidated Balance Sheets. At March 31, 2015, the gross liability was $1,349,000.

At March 31, 2015 and September 30, 2014, environmental remediation costs of $401,000 and $501,000, respectively, were accrued for the estimated liability for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties in which we own a non-operating working interest. The estimated liability is based on authorization for expenditure requests and cost estimates received by Barnwell from the property operators in 2013. Environmental remediation costs for Dunvegan and Wood River have not been discounted and were accrued in “Accrued operating and other expenses” on the Condensed Consolidated Balance Sheets.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 6 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

15.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$164,000	$324,000
Income taxes paid	$—	$123,000
Supplemental disclosure of non-cash investing and financing activities:
Note receivable for sale of investment	$907,000	$—

Capital expenditure accruals related to oil and natural gas exploration and development increased $295,000 and decreased $497,000 during the six months ended March 31, 2015 and 2014, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $938,000 and $58,000 during the six months ended March 31, 2015 and 2014, respectively.

16.    RELATED PARTY TRANSACTIONS

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

During the six months ended March 31, 2015, Barnwell received $2,150,000 in percentage of sales payments from KD I from the sale of six contiguous lots within Phase I of Increment I to a single buyer and five lots within Phase II of Increment I. The lot sale during the six months ended March 31, 2014 occurred prior to our purchase of ownership interests in the Kukio Resort land development partnerships.

17.    SUBSEQUENT EVENT

In April 2015, Kaupulehu Developments received percentage of sales payments of $643,000 from the sale of two lots within Phase II of Increment I. Financial results from the receipt of these payments will be reflected in Barnwell’s quarter ending June 30, 2015.

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

General

In light of the circumstances discussed in Note 2 to the Condensed Consolidated Financial Statements, our primary focus is on cash management and potential asset sales to solve our liquidity issues. See our discussion under “Liquidity and Capital Resources” below.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2015. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On April 29, 2015, the FASB issued a proposal to defer the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption would be permitted as of the original effective date, which is annual reporting periods beginning after December 15, 2016 and subsequent interim periods. Comments on the proposal are due by May 29, 2015. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which simplifies the current consolidation guidance and will require companies to reevaluate limited partnerships and similar entities for consolidation. The amendment is effective for annual reporting periods beginning after December 15, 2015 and subsequent interim periods. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This amendment was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The amendment is effective for annual reporting periods beginning after December 15, 2015 and subsequent interim periods, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

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

Changes in Business Environment

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on oil and natural gas prices. The industry has experienced a significant decline in oil and natural gas prices in recent months that has negatively impacted our operating results, cash flows and liquidity. Barnwell realized an average price for oil of $35.70 per barrel during the three months ended March 31, 2015, down 55% from $79.28 per barrel realized during the same period in the prior year. Barnwell realized an average price for natural gas of $2.03 per Mcf during the three months ended March 31, 2015, down 58% from $4.88 per Mcf realized during the same period in the prior year.

On April 10, 2015, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $6,500,000 Canadian dollars, or US$5,125,000 at the March 31, 2015 exchange rate, from $11,800,000 Canadian dollars. This reduction in the borrowing capacity is largely due to significant declines in the bank’s forecast of oil and natural gas prices.

If recent low oil and natural gas prices are sustained, our oil and natural gas segment will continue to experience a significant reduction in cash flow available for acquiring and exploring for oil and natural gas reserves relative to the past and may experience a reduction in the amount of oil and natural gas that is economic to produce from our oil and natural gas properties, potential shut ins of certain oil and natural gas wells, and further reductions of our Canadian revolving credit facility borrowing capacity. Additionally, oil and natural gas prices affect the value of our oil and natural gas properties as determined in our full cost ceiling calculation and sustained low prices will result in future reductions of the full cost ceiling value which could result in future reductions of the carrying value of our oil and natural gas properties and a charge to operating results.

Negative impacts to our projected future oil and natural gas segment discretionary cash flow due to the decline in prices and other factors has resulted in the conclusion that it is not more likely than not that all of our deferred tax assets under Canadian tax law are realizable.  As a result, the Company has recorded a valuation allowance of $785,000 during the quarter ended March 31, 2015 for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable. This valuation allowance has negatively impacted our financial results for the three and six months ended March 31, 2015. Additional valuation allowances for these deferred tax assets may be required in the future based on changes in facts and circumstances and future activity.

Results of Operations

Summary

Net loss attributable to Barnwell for the three months ended March 31, 2015 totaled $2,017,000, a $1,732,000 decrease in operating results from a net loss of $285,000 for the three months ended March 31, 2014. The following factors affected the results of operations for the three months ended March 31, 2015 as compared to the prior year period:

•
A $3,056,000 decrease in oil and natural gas segment operating results, before income taxes, primarily due to a reduction in revenue due to decreases in prices and production for all products which was partially offset by a reduction in operating expenses and the benefit from a decreased depletion rate primarily as a result of divestitures of certain oil and natural gas properties in fiscal 2014;

•	An $817,000 increase in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to increased percentage of sales receipts;

•
A $202,000 decrease in contract drilling operating results, before taxes, primarily resulting from decreased water well drilling activity partially offset by work on higher value water well drilling contracts and higher contract margins;

•
A $785,000 valuation allowance recorded in the current year period for deferred tax assets under Canadian tax law related to asset retirement obligations which increased deferred income tax expense; and

•	A $484,000 increase in the equity in income of our affiliates as a result of increased lot sales by the Kukio Resort land development partnerships.

Barnwell incurred a net loss of $2,484,000 for the six months ended March 31, 2015, a $1,210,000 decrease in operating results from a net loss of $1,274,000 for the six months ended March 31, 2014. The following factors affected the results of operations for the six months ended March 31, 2015 as compared to the prior year period:

•
A $3,237,000 decrease in oil and natural gas segment operating results, before income taxes, primarily due to a reduction in revenue due to decreases in production for all products partially offset by a reduction in operating expenses and the benefit from a decreased depletion rate all primarily related to the divestitures of certain oil and natural gas properties in fiscal 2014, as well as decreases in prices for all products;

•	A $1,729,000 increase in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to increased percentage of sales receipts;

•
A $785,000 valuation allowance recorded in the current year period for deferred tax assets under Canadian tax law related to asset retirement obligations which increased deferred income tax expense; and

•	A $719,000 increase in the equity in income of our affiliates as a result of increased lot sales by the Kukio Resort land development partnerships.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 11% and 9% in the three and six months ended March 31, 2015, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 12% at March 31, 2015, as compared to September 30, 2014. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2015 was $772,000, a $149,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $921,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2015 was $1,179,000, a $522,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $1,701,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three and six months ended March 31, 2015 and 2014 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2015	2014	$	%
Natural Gas (Mcf)*	$2.03	$4.88	$(2.85)	(58%)
Oil (Bbls)**	$35.70	$79.28	$(43.58)	(55%)
Liquids (Bbls)**	$15.94	$50.39	$(34.45)	(68%)

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2015	2014	$	%
Natural Gas (Mcf)*	$2.47	$3.86	$(1.39)	(36%)
Oil (Bbls)**	$48.16	$76.21	$(28.05)	(37%)
Liquids (Bbls)**	$22.14	$46.94	$(24.80)	(53%)

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2015	2014	Units	%
Natural Gas (Mcf)*	461,000	473,000	(12,000)	(3%)
Oil (Bbls)**	20,000	39,000	(19,000)	(49%)
Liquids (Bbls)**	18,000	18,000	—	—%

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2015	2014	Units	%
Natural Gas (Mcf)*	900,000	1,026,000	(126,000)	(12%)
Oil (Bbls)**	37,000	76,000	(39,000)	(51%)
Liquids (Bbls)**	36,000	37,000	(1,000)	(3%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $4,305,000 (67%) and $6,660,000 (57%) for the three and six months ended March 31, 2015, respectively, as compared to the same periods in the prior year due to decreases in production for all products as a result of divestitures of certain oil and natural gas properties in fiscal 2014 as well as from natural declines in production from older properties and decreases in prices realized for all products. The declines in net natural gas production were partially offset by lower royalty rates realized in the current year periods as a result of lower natural gas prices.

The oil and natural gas segment generated a $498,000 operating loss before general and administrative expenses in the three months ended March 31, 2015, a decrease in operating results of $3,056,000 as compared to the $2,558,000 operating profit generated during the same period of the prior year. Operating profit decreased due to the significant decrease in revenue discussed above, partially offset by a decrease of $224,000 (11%) in oil and natural gas operating expenses and a decrease of $1,025,000 (57%) in depletion for the three months ended March 31, 2015, as compared to the same period in the prior year.

Oil and natural gas operating expenses for the three months ended March 31, 2015 decreased primarily as a result of a decrease of $267,000 due to divestitures of certain oil and natural gas properties in fiscal 2014 and an 11% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses $226,000 as compared to the same period in the prior year. These decreases were partially offset by approximately $160,000 of costs incurred during the current year period related to an oil and salt water spill that occurred at one of our operated properties which includes our insurance deductible, estimated penalties and legal costs and estimated future monitoring costs. Additionally, there was a $70,000 increase in the accretion of asset retirement obligations in the current year period as a result of an increase in the asset retirement obligation liability as compared to the prior year period due to revised retirement costs.

The oil and natural gas segment generated a $32,000 operating loss before general and administrative expenses in the six months ended March 31, 2015, a decrease in operating results of $3,237,000 as compared to the $3,205,000 operating profit generated during the same period of the prior year. Operating results decreased due to the significant decrease in revenue discussed above, partially offset by a decrease of $1,222,000 (26%) in oil and natural gas operating expenses and a decrease of $2,201,000 (57%) in depletion for the six months ended March 31, 2015, as compared to the same period in the prior year.

Oil and natural gas operating expenses for the six months ended March 31, 2015 decreased primarily due to lower production for all products as a result of natural declines in production, a decrease of $590,000 due to divestitures of certain oil and natural gas properties in fiscal 2014 and a 9% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses $359,000 as compared to the same period in the prior year.

Oil and natural gas segment depletion decreased for the three and six ended March 31, 2015 and 2014 primarily due to a 43% and 40% respective decrease in the depletion rates as a result of divestitures of certain oil and natural gas properties in fiscal 2014 as the proceeds from the sales were credited to the oil and natural gas cost pools in accordance with the full cost method, which resulted in a decrease in the future depletable base. Further contributing to the decrease in depletion for the three months ended March 31, 2015, there was a 15% decrease in net production and an 11% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar as compared to the same period in the prior year. There was a 21% decrease in net production and an 9% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar for the six months ended March 31, 2015 as compared to the same period in the prior year.

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

The following table summarizes the percentage of sales payment revenues received from KD I:

	Three months ended March 31,		Six months ended March 31,
	2015	2014	2015	2014
Sale of interest in leasehold land:
Proceeds	$950,000	$—	$2,150,000	$140,000
Fees	(133,000)	—	(301,000)	(20,000)
Revenues – sale of interest in leasehold land, net	$817,000	$—	$1,849,000	$120,000

KD I sold six contiguous single-family lots within Phase I of Increment I to a single buyer and two single-family lots within Phase II of Increment I during the first quarter of fiscal 2015, and an additional three single-family lots within Phase II of Increment I during the second quarter of fiscal 2015. No lots were sold during the three months ended March 31, 2014 and there was a sale of one single-family lot in Phase I of Increment I during the first quarter of fiscal 2014. The lot sale during the prior year period occurred prior to the acquisition of our ownership interest in the Kukio Resort land development partnerships.

As of March 31, 2015, all of the 38 single-family lots in Phase I of Increment I have been sold by KD I. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. The developer released and began marketing a portion of the 42 single-family lots in Phase II of Increment I, and as of March 31, 2015, eight of the lots have been sold. Two residential lots approximately two to three acres in size fronting the ocean are also currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs decreased $827,000 (63%) and $617,000 (57%), respectively, for the three months ended March 31, 2015, as compared to the same period in the prior year. The contract drilling segment generated a $51,000 operating loss before general and administrative expenses in the three months ended March 31, 2015, a decrease in operating results of $202,000 as compared to the $151,000 operating profit generated during the same period of the prior year. Contract drilling revenues and contract drilling costs decreased $503,000 (17%) and $404,000 (17%), respectively, for the six months ended March 31, 2015, as compared to the same period in the prior year. The contract drilling segment generated a $286,000 operating profit before general and administrative expenses in the six months ended March 31, 2015, a decrease in operating results of $84,000 as compared to the $370,000 operating profit generated during the same period of the prior year. The decreases in operating results were primarily due to decreased water well drilling activity partially offset by work on higher value water well drilling contracts and higher contract margins.

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

General and administrative expenses

General and administrative expenses decreased $197,000 (9%) for the three months ended March 31, 2015, as compared to the same period in the prior year. The decrease was primarily due to a $228,000 decrease in professional services due to legal costs and costs associated with the accounting for the acquisition of ownership interests in the land development partnerships incurred in the prior year period and a $122,000 decrease in current compensation costs due to cost reduction efforts which were partially offset by a $146,000 foreign currency transaction loss recognized in the current year period.

General and administrative expenses increased $222,000 (5%) for the six months ended March 31, 2015, as compared to the same period in the prior year. The increase was primarily due to a $192,000 decrease in administrative expense reimbursements from oil and natural gas joint venture partners, an increase in share-based compensation expense primarily due to the fact that general and administrative expenses in the prior year period included a $190,000 reduction in share-based compensation expense as compared to a $47,000 reduction in share-based compensation expense in the current year period and a $146,000 foreign currency transaction loss recognized in the current year period. These increases were partially offset by a $179,000 decrease in professional services due to legal costs and costs associated with the accounting for the acquisition of ownership interests in the land development partnerships incurred in the prior year period and a $76,000 decrease in current compensation costs due to cost reduction efforts.
Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $1,036,000 (54%) and $2,221,000 (55%) for the three and six months ended March 31, 2015, respectively, as compared to the same periods in the prior year primarily due to the decrease in the oil and natural gas segment depletion as discussed above.

Interest expense

Interest expense decreased $110,000 (57%) and $183,000 (52%) for the three and six months ended March 31, 2015, respectively, as compared to the same periods in the prior year primarily due to the decrease in average outstanding debt balances as Barnwell repaid $5,000,000 of the Canadian credit facility during the second and third quarters of fiscal 2014 and an additional $2,000,000 during the current quarter and as a result of the land investment loan which Barnwell obtained on November 27, 2013 and paid in full in September 2014.

Equity in income (loss) of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $368,000 and $456,000 during the three and six months ended March 31, 2015, respectively, as compared to allocated losses of $116,000 and $263,000 during the three and six months ended March 31, 2014, respectively.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2015, after adjusting loss before income taxes for non-controlling interests, was (24%) and (14%), respectively, as compared to 225% and (55%) for the three and six months ended March 31, 2014, respectively.
As a result of significant declines in prices, funds available for oil and natural gas capital expenditures are projected to be minimal in the near term and thus Barnwell's ability to replace production and abate declining reserves has been significantly restricted as compared to the recent past. Accordingly, Barnwell has determined that it is not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law are realizable. As such, during the quarter ended March 31, 2015, a valuation allowance of $785,000, which increased deferred income tax expense, was recorded for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that Canadian taxable income is not sheltered by U.S. source losses, Canadian income taxes are not estimated to have a current or future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses are not estimated to have any future U.S. tax benefit prior to expiration. In addition, consolidated taxes in the current year periods include the aforementioned valuation allowance for a portion of deferred tax assets under Canadian tax law.

Net income (loss) attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net income attributable to non-controlling interests for the three months ended March 31, 2015 totaled $144,000, as compared to net loss attributable to non-controlling interests of $39,000 for the same period in the prior year. Net income attributable to non-controlling interests for the six months ended March 31, 2015 totaled $328,000, as compared to net loss attributable to non-controlling interests of $50,000 for the same period in the prior year. The $183,000 (469%) and $378,000 (756%) changes are due primarily to greater percentage of sales proceeds received in the current year periods as compared to the same periods in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At March 31, 2015, Barnwell had $9,097,000 in cash and cash equivalents and $8,207,000 in working capital.

Cash Flows

Cash flows used in operations totaled $4,443,000 for the six months ended March 31, 2015, as compared to cash flows provided by operations of $3,010,000 for the same period in the prior year. This $7,453,000 decrease was primarily due to lower oil and natural gas segment operating results and changes in working capital primarily related to the demands by certain oil and natural gas operators for accelerated joint interest billing payments and advance payments made related to the oil and salt water spill that occurred in the current period that have not yet been reimbursed by working interest owners and insurance.

Cash flows provided by investing activities totaled $950,000 during the six months ended March 31, 2015, as compared to $4,922,000 of net cash used in investing activities during the same period of the prior year. The change was primarily due to a $5,140,000 payment in the prior year period to acquire interests in the Kukio Resort land development partnerships and a $1,729,000 increase in percentage of sales proceeds received in the current year period, which was partially offset by a $1,218,000 net increase in oil and natural gas segment investing cash flows related to capital expenditures and payments and proceeds to acquire and sell oil and natural gas properties in the current year period.

Net cash used in financing activities totaled $2,689,000 for the six months ended March 31, 2015, as compared to $1,363,000 of cash flows provided by financing activities during the same period of the prior year. The $4,052,000 change in cash flows was primarily due to $3,230,000 of net proceeds from debt borrowings in the prior year period, primarily due to the land investment loan which was obtained during the prior year period, as compared to $2,445,000 in debt repayments in the current year period, primarily due to $2,000,000 in repayments on the Canadian credit facility. The change in net debt proceeds and repayments was partially offset by a $1,947,000 increase in restricted cash in the prior year period related to the land investment loan.

Credit Arrangements

On April 10, 2015, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $6,500,000 Canadian dollars, or US$5,125,000 at the March 31, 2015 exchange rate of 0.7885, from $11,800,000 Canadian dollars. This reduction in the borrowing capacity is largely due to significant declines in the bank’s forecast of oil and natural gas prices. The other material terms of the credit facility remain unchanged.
In February 2015, Barnwell repaid $2,000,000 of the credit facility at Royal Bank of Canada. During the three and six months ended March 31, 2015, Barnwell realized a foreign currency transaction loss of $146,000 as a result of the repayment of U.S. dollar denominated debt using Canadian dollars.
Borrowings under this facility were US$5,000,000 at March 31, 2015. The interest rate on the facility at March 31, 2015 was 2.67%. The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance.
Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. In January 2015, the loan was amended which amended the monthly principal and interest payments to monthly interest-only payments effective February 1, 2015. All other terms of the loan remained unchanged. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at March 31, 2015 was 3.41% and was adjusted to 3.59% effective April 1, 2015. The principal balance and any accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or the residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The non-revolving real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio of not less than 1.20 to 1 and a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1. At March 31, 2015, the Company was in violation as a result of exceeding the maximum consolidated total liabilities to tangible net worth ratio. As a result, the Company triggered an event of default under the loan agreement, and the bank could have caused all of the Company’s loan borrowings under the loan agreement to immediately become due and payable. However, the Company obtained a waiver from the bank for non-compliance with the covenant.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $460,000 and $859,000 for the three and six months ended March 31, 2015, respectively, as compared to $505,000 and $2,203,000 for the same periods in the prior year. Management expects that oil and natural gas capital expenditures and expenditures for potential acquisitions of oil and natural gas properties in fiscal 2015 will range from $1,000,000 to $2,000,000. This estimated amount will increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

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

Other Considerations

Management is working to improve the Company’s liquidity by, among other things, exploring the sale of certain of its oil and natural gas properties. Management anticipates that such sales will be required to sustain the Company’s operations in the future. However, there can be no assurance that the Company will be successful in securing the sale of any of its oil and natural gas properties.

Because of the impact of recent declines in oil and natural gas prices on our oil and natural gas segment, Barnwell estimates that it will be heavily reliant upon land investment segment proceeds in order to provide liquidity to fund our operations in the near term. Although there has been a recent increase in land investment segment proceeds, there can be no assurance that this trend will continue or that the amount of future land investment segment proceeds will provide the liquidity required.
In addition, absent a sufficient sustained increase in natural gas and/or oil prices, future oil and natural gas operating cash flows will not be sufficient to fund the reserve acquisition or capital expenditure levels necessary to replace declining oil and natural gas reserves.

If oil and natural gas prices do not increase sufficiently, land investment segment proceeds and residential real estate home sale proceeds are less than current expectations, Barnwell’s Canadian revolving credit facility is further reduced below the level of borrowings under the facility upon the April 2016 review, and/or we fall short of our key financial debt covenants for our real estate loan and are required to repay all or a portion of our loan borrowings earlier than anticipated, there will be a material adverse effect on our operations, liquidity, cash flows and financial condition, and the Company will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to make any required cash outflows. Our liquidity issues may force us to curtail existing operations, reduce or delay capital expenditures, or sell assets on less favorable terms. There can be no assurance the Company will be able to secure the sale of any of its oil and natural gas properties or realize enough proceeds from such sales to fund its operations, or to otherwise resolve its liquidity issues.

Contingencies

Environmental Matters

In January 2015, there was an oil and salt water spill at one of our operated oil properties in Alberta, Canada. We have estimated that probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58% and we expect to recover monies from the other working interest owners for their share of the costs and have accordingly recorded a receivable of $894,000 at March 31, 2015. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and based on discussions with our insurer we currently believe it is probable that these clean up expenses will be covered by insurance, and as such, a receivable of $1,156,000 was recorded at March 31, 2015, which represents the estimated recovery amount. The total estimated net financial impact for Barnwell, which includes the insurance deductible, estimated legal fees and estimated monitoring and other costs is approximately $160,000, which has been recorded in the three and six months ended March 31, 2015.

Environmental remediation costs for the oil and salt water spill have not been discounted and were accrued in “Accounts payable” on the Condensed Consolidated Balance Sheets. At March 31, 2015, the gross liability was $1,349,000.

At March 31, 2015 and September 30, 2014, environmental remediation costs of $401,000 and $501,000, respectively, were accrued for the estimated liability for probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties in which we own a non-operating working interest. The estimated liability is based on authorization for expenditure requests and cost estimates received by Barnwell from the property operators in 2013. Environmental remediation costs for Dunvegan and Wood River have not been discounted and were accrued in “Accrued operating and other expenses” on the Condensed Consolidated Balance Sheets.

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

As of March 31, 2015, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2015 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

As of March 31, 2015, Barnwell had $9,097,000 in cash and cash equivalents and $8,207,000 in working capital. On April 10, 2015, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $6,500,000 Canadian dollars, or US$5,125,000 at the March 31, 2015 exchange rate, from $11,800,000 Canadian dollars, and leaves Barnwell with no available credit at the current exchange rate. This reduction in the borrowing capacity is largely due to significant declines in the bank’s forecast of oil and natural gas prices. Furthermore, unless there are significant sustained increases in oil and natural gas prices in the near future, or Barnwell is able to acquire or find and develop additional sources of production, because of depleting reserves, we would expect that the Canadian credit facility would be further reduced and we would have to use additional cash reserves to pay down debt.

Based on these expected operating losses in our oil and natural gas segment due to lower oil and natural gas prices, we anticipate that there will be near term, significant reductions in our cash reserves and our liquidity. This expected reduction in liquidity also may cause us to reduce planned capital expenditures in our oil and natural gas segment which could adversely affect our ability to add or grow oil and natural gas reserves.

Our real estate loan agreement contains provisions requiring us to maintain compliance with certain covenants, including a consolidated total liabilities to tangible net worth ratio not to exceed 1.85 to 1. We failed to comply with this covenant at March 31, 2015. As a result, the Company triggered an event of default under the loan agreement, and the bank could have caused all of the Company’s loan borrowings under the loan agreement to immediately become due and payable. However, the Company has obtained a waiver from the bank. There can be no assurance that the Company will be able to obtain compliance with this covenant by June 30, 2015.

In addition, absent a sufficient increase in oil and/or natural gas prices, future oil and natural gas operating cash flows will not be sufficient to fund the reserve acquisition or capital expenditure levels necessary to replace declining oil and natural gas reserves. Because of the impact of recent declines in oil and natural gas prices, we will be heavily reliant upon land investment segment proceeds in order to provide liquidity to fund our operations in the near term. And although there has been a recent increase in land investment segment proceeds, there can be no assurance that this trend will continue or that the amount of future land investment segment proceeds will provide the liquidity required.

Management is working to improve the Company’s liquidity by, among other things, exploring the sale of certain of its oil and natural gas properties. Management anticipates that such sales will be required to sustain the Company’s operations in the future. However, there can be no assurance that the Company will be successful in securing the sale of any of its oil and natural gas properties.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

A discussion of the default under our real estate loan agreement can be found under the heading “Liquidity and Capital Resources” in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.10	Amended and Restated Credit Facility Agreement dated as of May 11, 2006 between Barnwell of Canada, Limited, as the borrower, and Royal Bank of Canada, as the lender, as amended

10.11	Loan Agreement, dated as of March 28, 2011 between Kaupulehu 2007 LLLP and Barnwell Industries, Inc., as the borrowers, and American Savings Bank, F.S.B. as the lender, as amended

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	May 13, 2015	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

10.10	Amended and Restated Credit Facility Agreement dated as of May 11, 2006 between Barnwell of Canada, Limited, as the borrower, and Royal Bank of Canada, as the lender, as amended

10.11	Loan Agreement, dated as of March 28, 2011 between Kaupulehu 2007 LLLP and Barnwell Industries, Inc., as the borrowers, and American Savings Bank, F.S.B. as the lender, as amended

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document