Form 10-Q
period 2015-06-30
BARNWELL INDUSTRIES INC
filed 2015-08-12
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No

As of August 10, 2015 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$8,695,000	$16,104,000
Restricted cash	131,000	—
Accounts and other receivables, net of allowance for doubtful accounts of: $41,000 at June 30, 2015; $34,000 at September 30, 2014	2,725,000	2,910,000
Note receivable	906,000	—
Prepaid expenses	246,000	221,000
Investment held for sale	—	1,139,000
Real estate held for sale	5,448,000	5,448,000
Other current assets	1,167,000	698,000
Total current assets	19,318,000	26,520,000
Restricted cash, net of current portion	144,000	—
Investments	7,344,000	5,900,000
Property and equipment	203,842,000	223,023,000
Accumulated depletion, depreciation, and amortization	(183,429,000)	(200,673,000)
Property and equipment, net	20,413,000	22,350,000
Total assets	$47,219,000	$54,770,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,897,000	$3,453,000
Accrued operating and other expenses	2,046,000	2,464,000
Accrued incentive and other compensation	638,000	1,085,000
Current portion of long-term debt	3,654,000	4,449,000
Other current liabilities	2,225,000	3,072,000
Total current liabilities	10,460,000	14,523,000
Long-term debt	4,800,000	6,650,000
Liability for retirement benefits	4,238,000	4,266,000
Asset retirement obligation	8,222,000	8,185,000
Deferred income taxes	1,939,000	1,201,000
Total liabilities	29,659,000	34,825,000
Commitments and contingencies (Note 14)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at June 30, 2015 and September 30, 2014	4,223,000	4,223,000
Additional paid-in capital	1,330,000	1,315,000
Retained earnings	14,691,000	16,204,000
Accumulated other comprehensive loss, net	(1,226,000)	(258,000)
Treasury stock, at cost: 167,900 shares at June 30, 2015 and September 30, 2014	(2,286,000)	(2,286,000)
Total stockholders' equity	16,732,000	19,198,000
Non-controlling interests	828,000	747,000
Total equity	17,560,000	19,945,000
Total liabilities and equity	$47,219,000	$54,770,000
See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Revenues:
Oil and natural gas	$2,196,000	$4,619,000	$7,260,000	$16,343,000
Contract drilling	1,415,000	1,548,000	3,839,000	4,475,000
Sale of interest in leasehold land, net	1,266,000	258,000	3,115,000	378,000
Gas processing and other	326,000	385,000	513,000	696,000
	5,203,000	6,810,000	14,727,000	21,892,000
Costs and expenses:
Oil and natural gas operating	1,535,000	2,111,000	4,976,000	6,774,000
Contract drilling operating	815,000	1,268,000	2,812,000	3,669,000
General and administrative	1,891,000	1,844,000	6,270,000	6,049,000
Depletion, depreciation, and amortization	801,000	1,296,000	2,648,000	5,364,000
Interest expense	76,000	165,000	248,000	520,000
	5,118,000	6,684,000	16,954,000	22,376,000
Income (loss) before equity in income (loss) of affiliates and income taxes	85,000	126,000	(2,227,000)	(484,000)
Equity in income (loss) of affiliates	988,000	(113,000)	1,444,000	(376,000)
Income (loss) before income taxes	1,073,000	13,000	(783,000)	(860,000)
Income tax (benefit) provision	(140,000)	211,000	160,000	662,000
Net income (loss)	1,213,000	(198,000)	(943,000)	(1,522,000)
Less: Net income (loss) attributable to non-controlling interests	242,000	18,000	570,000	(32,000)
Net income (loss) attributable to Barnwell Industries, Inc.	$971,000	$(216,000)	$(1,513,000)	$(1,490,000)
Basic and diluted net income (loss) per common share attributable to Barnwell Industries, Inc. stockholders	$0.12	$(0.03)	$(0.18)	$(0.18)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$1,213,000	$(198,000)	$(943,000)	$(1,522,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	132,000	356,000	(1,047,000)	(1,345,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	26,000	(3,000)	79,000	13,000
Total other comprehensive income (loss)	158,000	353,000	(968,000)	(1,332,000)
Total comprehensive income (loss)	1,371,000	155,000	(1,911,000)	(2,854,000)
Less: Comprehensive income (loss) attributable to non-controlling interests	242,000	18,000	570,000	(32,000)
Comprehensive income (loss) attributable to Barnwell Industries, Inc.	$1,129,000	$137,000	$(2,481,000)	$(2,822,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(943,000)	$(1,522,000)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Equity in (income) loss of affiliates	(1,444,000)	376,000
Depletion, depreciation, and amortization	2,648,000	5,364,000
Gain on sale of contract drilling assets	(272,000)	—
Foreign exchange loss (gain)	157,000	(271,000)
Loss on sale of investment	16,000	—
Retirement benefits expense	305,000	184,000
Accretion of asset retirement obligation	458,000	330,000
Deferred income tax expense (benefit)	796,000	(225,000)
Asset retirement obligation payments	(562,000)	(110,000)
Share-based compensation benefit	(69,000)	(209,000)
Retirement plan contributions	(254,000)	(354,000)
Sale of interest in leasehold land, net	(3,115,000)	(378,000)
(Decrease) increase from changes in current assets and liabilities	(3,087,000)	1,302,000
Net cash (used in) provided by operating activities	(5,366,000)	4,487,000
Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	3,115,000	378,000
Proceeds from sale of contract drilling assets	368,000	—
Proceeds from sale of investment, net of closing costs	266,000	—
Proceeds from sale of oil and natural gas assets	—	8,448,000
Proceeds from gas over bitumen royalty adjustments	—	12,000
Payment to acquire interest in affiliates	—	(5,140,000)
Payment to acquire oil and natural gas properties	(526,000)	—
Capital expenditures - oil and natural gas	(878,000)	(3,382,000)
Capital expenditures - all other	(197,000)	(42,000)
Net cash provided by investing activities	2,148,000	274,000
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	5,000,000
Repayments of long-term debt	(2,645,000)	(5,606,000)
Increase in restricted cash	(275,000)	(1,892,000)
Contributions from non-controlling interests	120,000	170,000
Distributions to non-controlling interests	(609,000)	(13,000)
Net cash used in financing activities	(3,409,000)	(2,341,000)
Effect of exchange rate changes on cash and cash equivalents	(782,000)	7,000
Net (decrease) increase in cash and cash equivalents	(7,409,000)	2,427,000
Cash and cash equivalents at beginning of period	16,104,000	7,828,000
Cash and cash equivalents at end of period	$8,695,000	$10,255,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended June 30, 2015 and 2014
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2014	8,277,160	$4,223,000	$1,299,000	$14,258,000	$1,306,000	$(2,286,000)	$601,000	$19,401,000
Distributions to non-controlling interests							(13,000)	(13,000)
Contributions from non-controlling interests							90,000	90,000
Net income (loss)				(216,000)			18,000	(198,000)
Share-based compensation			8,000					8,000
Foreign currency translation adjustments, net of taxes of $0					356,000			356,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					(3,000)			(3,000)
Balance at June 30, 2014	8,277,160	$4,223,000	$1,307,000	$14,042,000	$1,659,000	$(2,286,000)	$696,000	$19,641,000

Balance at March 31, 2015	8,277,160	$4,223,000	$1,326,000	$13,720,000	$(1,384,000)	$(2,286,000)	$831,000	$16,430,000
Contributions from non-controlling interests							30,000	30,000
Distributions to non-controlling interests							(275,000)	(275,000)
Net income (loss)				971,000			242,000	1,213,000
Share-based compensation			4,000					4,000
Foreign currency translation adjustments, net of taxes of $0					132,000			132,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					26,000			26,000
Balance at June 30, 2015	8,277,160	$4,223,000	$1,330,000	$14,691,000	$(1,226,000)	$(2,286,000)	$828,000	$17,560,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended June 30, 2015 and 2014
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2013	8,277,160	$4,223,000	$1,289,000	$15,532,000	$2,991,000	$(2,286,000)	$571,000	$22,320,000
Distributions to non-controlling interests							(13,000)	(13,000)
Contributions from non-controlling interests							170,000	170,000
Net income (loss)				(1,490,000)			(32,000)	(1,522,000)
Share-based compensation			18,000					18,000
Foreign currency translation adjustments, net of taxes of $0					(1,345,000)			(1,345,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					13,000			13,000
Balance at June 30, 2014	8,277,160	$4,223,000	$1,307,000	$14,042,000	$1,659,000	$(2,286,000)	$696,000	$19,641,000

Balance at September 30, 2014	8,277,160	$4,223,000	$1,315,000	$16,204,000	$(258,000)	$(2,286,000)	$747,000	$19,945,000
Contributions from non-controlling interests							120,000	120,000
Distributions to non-controlling interests							(609,000)	(609,000)
Net income (loss)				(1,513,000)			570,000	(943,000)
Share-based compensation			15,000					15,000
Foreign currency translation adjustments, net of taxes of $0					(1,047,000)			(1,047,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					79,000			79,000
Balance at June 30, 2015	8,277,160	$4,223,000	$1,330,000	$14,691,000	$(1,226,000)	$(2,286,000)	$828,000	$17,560,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2015, results of operations, comprehensive income (loss), and equity for the three and nine months ended June 30, 2015 and 2014, and cash flows for the nine months ended June 30, 2015 and 2014, have been made. The results of operations for the period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Note Receivable

The note receivable consists of a purchase money mortgage related to the sale of one residential parcel. Barnwell estimates an allowance for this financing receivable based on an evaluation of the credit worthiness of the counterparty and has determined that no allowance was needed at June 30, 2015. This financing receivable is considered in default if not paid in full on the maturity date at which time the amount in default will accrue interest. Amounts deemed uncollectible will be written off against an established allowance.

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

2.    LIQUIDITY

As of June 30, 2015, Barnwell had $8,695,000 in cash and cash equivalents and working capital totaled $8,858,000. Upon the April 2015 renewal of our secured Canadian credit facility, the borrowing capacity thereunder was reduced from $11,800,000 Canadian dollars to $6,500,000 Canadian dollars, or US$5,211,000 at the June 30, 2015 exchange rate. This reduction in the borrowing capacity is largely due to a tightening credit market for oil and natural gas companies due to the uncertainty of future oil and natural gas prices and significant declines in Royal Bank of Canada’s forecast of oil and natural gas prices and leaves Barnwell with minimal available credit under the facility.

In August 2015, Barnwell entered into a purchase and sale agreement with an independent third party to sell the interest in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada, for approximately $15,000,000, which will be adjusted at closing for customary purchase price adjustments in order to, among other things, reflect an economic effective date of April 1, 2015. On closing the buyer will withhold 50 percent of the proceeds in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale and the precise timing for the release of these funds cannot be determined. The sale of these interests is expected to close in the fourth quarter of fiscal 2015, subject to customary closing conditions. However, there can be no assurance that all of the conditions to closing the sale will be satisfied. Barnwell will be required to use a portion of the proceeds received upon closing for Canadian income tax payments and repayment of most or all of the $4,800,000 of the Canadian credit facility currently outstanding as there will be a significant reduction of the borrowing capacity as a result of the sale. See Note 17 for additional details.

Because of the combined impact on our oil and natural gas segment of declines in oil and natural gas prices and declines in production due to oil and natural gas property sales, which will further be reduced after the sale of Dunvegan and Belloy, Barnwell estimates that it will be heavily reliant upon land investment segment proceeds from percentage of sales payments and any future distributions from investee partnerships in order to provide sufficient liquidity to fund our operations in the near term. Although there has been a recent increase in land investment segment proceeds, there can be no assurance that this trend will continue or that the amount of future land investment segment proceeds will provide the liquidity needed.

If the sale of Dunvegan and Belloy does not close as expected and if oil and natural gas, land investment and residential real estate segment proceeds are not sufficient and Barnwell’s Canadian revolving credit facility is further reduced below the level of borrowings under the facility upon the April 2016 review there will be a material adverse effect on our operations, liquidity, cash flows and financial condition, and the Company will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to make any required cash outflows. Our liquidity issues may force us to curtail existing operations, reduce or delay capital expenditures, or sell assets on less favorable terms. There can be no assurance the Company will be able to secure the sale of any of its oil and natural gas properties or realize enough proceeds from such sales to fund its operations, or to otherwise resolve its liquidity issues.

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

Options to purchase 621,250 and 837,250 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2015 and 2014, respectively, as their inclusion would have been antidilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Three months ended June 30, 2015
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$971,000	8,277,160	$0.12
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$971,000	8,277,160	$0.12

	Nine months ended June 30, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,513,000)	8,277,160	$(0.18)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,513,000)	8,277,160	$(0.18)

	Three months ended June 30, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(216,000)	8,277,160	$(0.03)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(216,000)	8,277,160	$(0.03)

	Nine months ended June 30, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,490,000)	8,277,160	$(0.18)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,490,000)	8,277,160	$(0.18)

4.    NOTE RECEIVABLE

In October 2014, Barnwell sold one residential parcel for $1,250,000 and received a down payment of $343,000 and a purchase money mortgage from the buyer for the remainder of the sales price. The note was due 270 days from the closing date and Barnwell collected the balance in July 2015. The note was non-interest bearing and was accordingly recorded at a discount using an interest rate based on market rates for similar instruments. See Note 6 for additional information regarding the sale of the residential parcel.

5.    REAL ESTATE HELD FOR SALE

Kaupulehu 2007, LLLP (“Kaupulehu 2007”) currently owns one luxury residence that is available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

6.    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	June 30, 2015	September 30, 2014
Investment in residential parcel	$1,192,000	$1,192,000
Investment in Kukio Resort land development partnerships	6,102,000	4,658,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$7,344,000	$5,900,000

Investment in residential parcels

At June 30, 2015, Kaupulehu 2007 owned one residential parcel in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

A second residential parcel, which was included in investment held for sale at September 30, 2014, was sold in October 2014 for $1,250,000 for a nominal loss which is included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

Investment in Kukio Resort land development partnerships

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

Barnwell’s share of the income of its equity affiliates was $988,000 and $1,444,000 for the three and nine months ended June 30, 2015, respectively, and the share of the loss of its equity affiliates was $113,000 and $376,000 for the three and nine months ended June 30, 2014, respectively. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $398,000 as of June 30, 2015, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference for the capitalized development costs will be recognized as the partnerships sell lots and recognize the associated costs. The basis difference for the note receivable will be recognized as the partnerships sell memberships for the Kukio Golf and Beach Club for which the receivable relates. The basis difference adjustment for both the three and nine months ended June 30, 2015 was a $74,000 increase in equity in income of affiliates, and the basis difference adjustment for the three and nine months ended June 30, 2014 was not material.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at June 30, 2015 totaled approximately $4,144,000 and relate to certain construction contracts of KD I. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I and certain other partners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of June 30, 2015, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $10,246,000, consisting of the carrying value of the investment of $6,102,000 and $4,144,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Three months ended June 30, 2015	Three months ended June 30, 2014
Revenue	$12,078,000	$2,228,000
Gross profit	$5,285,000	$778,000
Net earnings (loss)	$4,215,000	$(298,000)

	Nine months ended June 30, 2015	November 27, 2013 - June 30, 2014
Revenue	$22,785,000	$3,850,000
Gross profit	$9,694,000	$1,541,000
Net earnings (loss)	$6,779,000	$(1,107,000)

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 16).

The following table summarizes the Increment I percentage of sales payment revenues received from KD I.

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Sale of interest in leasehold land:
Proceeds	$1,473,000	$300,000	$3,623,000	$440,000
Fees	(207,000)	(42,000)	(508,000)	(62,000)
Revenues – sale of interest in leasehold land, net	$1,266,000	$258,000	$3,115,000	$378,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

7.    OIL AND NATURAL GAS PROPERTIES

Acquisition

On November 13, 2014, Barnwell completed the acquisition of additional non-operated working interests in oil and natural gas properties located in the Progress area of Alberta, Canada for cash consideration. The sales price per the agreement was adjusted for customary purchase price adjustments to $526,000 in order to, among other things, reflect an economic effective date of July 1, 2014. The results of operations for the Progress acquisition have been included in the consolidated financial statements from the closing date. Pro forma information is not presented as the pro forma results would not be materially different from the information presented in the Condensed Consolidated Statements of Operations.

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

Property and equipment	$751,000
Asset retirement obligation	(225,000)
Net identifiable assets acquired	$526,000

8.    LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	June 30, 2015	September 30, 2014
Canadian revolving credit facility	$4,800,000	$7,000,000
Real estate loan	3,654,000	4,099,000
	8,454,000	11,099,000
Less: current portion	(3,654,000)	(4,449,000)
Total long-term debt	$4,800,000	$6,650,000

Canadian revolving credit facility

On April 10, 2015, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $6,500,000 Canadian dollars, or US$5,211,000 at the June 30, 2015 exchange rate, from $11,800,000 Canadian dollars. This reduction in the borrowing capacity is largely due to a tightening credit market for oil and natural gas companies due to the uncertainty of future oil and natural gas prices and significant declines in Royal Bank of Canada’s forecast of oil and natural gas prices and leaves Barnwell with minimal available credit under the facility. The other material terms of the credit facility remain unchanged. Borrowings under this facility were US$4,800,000 and issued letters of credit were $36,000 at June 30, 2015. The interest rate on the facility at June 30, 2015 was 2.69%.

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

Barnwell repaid $200,000 and $2,200,000 of the credit facility during the three and nine months ended June 30, 2015, respectively. During the three and nine months ended June 30, 2015, Barnwell realized foreign currency transaction losses of $11,000 and $157,000, respectively, as a result of the repayment of U.S. dollar denominated debt using Canadian dollars.
The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance. Under the financing agreement with Royal Bank of Canada, the facility is reviewed annually, with the next review planned for April 2016. Subject to that review, the facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank. If the facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period - 20% (5% per quarter), and in the second year of the term period - 80% (5% per quarter for the first three quarters and 65% in the final quarter). Based on the terms of this agreement, if Royal Bank of Canada were to convert the facility to a two-year term loan upon its next review in April 2016, Barnwell would be obligated to make quarterly principal and interest repayments beginning in July 2016. As no debt repayments will be required on or before June 30, 2016, the entire outstanding loan balance at June 30, 2015 is classified as long-term debt.
Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. In January 2015, the loan was amended from monthly principal and interest payments to monthly interest-only payments effective February 1, 2015. All other terms of the loan remained unchanged. The principal balance and any accrued interest will be due and payable on April 1, 2018. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at June 30, 2015 was 3.59%.

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

As a result of the sale of one of the residential parcels in October 2014, Kaupulehu 2007 repaid $266,000 of the real estate loan, as required from the net proceeds of the sale. The remaining $907,000 due from the buyer was recorded as a purchase money mortgage, which was collected by Barnwell in July 2015. This amount is currently being held in an agency account by the real estate loan lender until negotiations regarding the required repayment amount are complete.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio. However, in June 2015, the bank suspended these financial covenants in exchange for an interest reserve account of $275,000, which is included in restricted cash on the Condensed Consolidated Balance Sheets at June 30, 2015. These financial covenants will remain suspended as long as there are sufficient funds in the interest reserve account.

The home collateralizing the loan is currently available for sale; therefore, the entire balance outstanding at June 30, 2015 under the term loan has been classified as a current liability.

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$64,000	$—	$15,000	$12,000	$—	$3,000
Interest cost	89,000	73,000	19,000	17,000	13,000	13,000
Expected return on plan assets	(125,000)	(113,000)	—	—	—	—
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	(1,000)	—	3,000
Amortization of net actuarial loss (gain)	21,000	(3,000)	6,000	2,000	(1,000)	(5,000)
Net periodic benefit cost	$50,000	$(42,000)	$39,000	$30,000	$12,000	$14,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2015	2014	2015	2014	2015	2014
Service cost	$192,000	$118,000	$46,000	$35,000	$—	$9,000
Interest cost	267,000	242,000	57,000	50,000	39,000	40,000
Expected return on plan assets	(375,000)	(323,000)	—	—	—	—
Amortization of prior service cost (credit)	4,000	4,000	(3,000)	(4,000)	—	9,000
Amortization of net actuarial loss (gain)	64,000	15,000	18,000	4,000	(4,000)	(15,000)
Net periodic benefit cost	$152,000	$56,000	$118,000	$85,000	$35,000	$43,000

Barnwell contributed $250,000 to the Pension Plan during the nine months ended June 30, 2015 and does not expect to make any further contributions during the remainder of fiscal 2015. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2015 and expected payments under the SERP for fiscal 2015 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

10.    INCOME TAXES

The components of income (loss) before income taxes, after adjusting the income (loss) for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
United States	$1,684,000	$(710,000)	$1,269,000	$(2,949,000)
Canada	(853,000)	705,000	(2,622,000)	2,121,000
	$831,000	$(5,000)	$(1,353,000)	$(828,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Current	$(289,000)	$344,000	$(636,000)	$887,000
Deferred	149,000	(133,000)	796,000	(225,000)
	$(140,000)	$211,000	$160,000	$662,000

As a result of significant declines in prices, funds available for oil and natural gas capital expenditures are projected to be minimal in the near term and thus Barnwell's ability to replace production and abate declining reserves has been significantly restricted as compared to the recent past. Accordingly, Barnwell has determined that it is not more likely than not that all of our oil and natural gas deferred tax assets under

Canadian tax law are realizable. Included in the deferred income tax expense for the three and nine months ended June 30, 2015 was $78,000 and $863,000, respectively, for the valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable. There was no such valuation allowance recorded in the same periods of the prior year.

On June 29, 2015, the Canadian province of Alberta enacted legislation that increased the provincial corporate tax rate from 10% to 12% effective July 1, 2015, bringing the total Canadian statutory tax rate applicable to our business from 28.75% to 30.65%. The impact of the enactment of $92,000 was recorded as a charge to income taxes during the quarter ended June 30, 2015.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, Canadian income taxes are not estimated to have a future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses and other deferred tax assets under U.S. tax law are not estimated to have any future U.S. tax benefit. In addition, consolidated taxes in the current year periods include the aforementioned valuation allowance for a portion of deferred tax assets under Canadian tax law.

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

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Revenues:
Oil and natural gas	$2,196,000	$4,619,000	$7,260,000	$16,343,000
Land investment	1,266,000	258,000	3,115,000	378,000
Contract drilling	1,415,000	1,548,000	3,839,000	4,475,000
Other	307,000	377,000	461,000	678,000
Total before interest income	5,184,000	6,802,000	14,675,000	21,874,000
Interest income	19,000	8,000	52,000	18,000
Total revenues	$5,203,000	$6,810,000	$14,727,000	$21,892,000
Depletion, depreciation, and amortization:
Oil and natural gas	$707,000	$1,187,000	$2,362,000	$5,043,000
Contract drilling	66,000	79,000	207,000	235,000
Other	28,000	30,000	79,000	86,000
Total depletion, depreciation, and amortization	$801,000	$1,296,000	$2,648,000	$5,364,000
Operating profit (before general and administrative expenses):
Oil and natural gas	$(46,000)	$1,321,000	$(78,000)	$4,526,000
Land investment	1,266,000	258,000	3,115,000	378,000
Contract drilling	534,000	201,000	820,000	571,000
Other	279,000	347,000	382,000	592,000
Total operating profit	2,033,000	2,127,000	4,239,000	6,067,000
Equity in income (loss) of affiliates:
Land investment	988,000	(113,000)	1,444,000	(376,000)
General and administrative expenses	(1,891,000)	(1,844,000)	(6,270,000)	(6,049,000)
Interest expense	(76,000)	(165,000)	(248,000)	(520,000)
Interest income	19,000	8,000	52,000	18,000
Income (loss) before income taxes	$1,073,000	$13,000	$(783,000)	$(860,000)

12.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in each component of accumulated other comprehensive (loss) income were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Foreign currency translation:
Beginning accumulated foreign currency translation	$513,000	$2,000,000	$1,692,000	$3,701,000
Change in cumulative translation adjustment before reclassifications	121,000	579,000	(1,204,000)	(1,074,000)
Amounts reclassified from accumulated other comprehensive income	11,000	(223,000)	157,000	(271,000)
Income taxes	—	—	—	—
Net current period other comprehensive income (loss)	132,000	356,000	(1,047,000)	(1,345,000)
Ending accumulated foreign currency translation	645,000	2,356,000	645,000	2,356,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,897,000)	(694,000)	(1,950,000)	(710,000)
Amortization of net actuarial loss and prior service cost	26,000	(3,000)	79,000	13,000
Income taxes	—	—	—	—
Net current period other comprehensive income (loss)	26,000	(3,000)	79,000	13,000
Ending accumulated retirement plans benefit cost	(1,871,000)	(697,000)	(1,871,000)	(697,000)
Accumulated other comprehensive (loss) income, net of taxes	$(1,226,000)	$1,659,000	$(1,226,000)	$1,659,000

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

13.    FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments. The carrying value of the note receivable approximates fair value as it has been recorded at a discount using an interest rate based on market rates for similar instruments. The carrying value of long-term debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

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

14.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

In January 2015, there was an oil and salt water spill at one of our operated oil properties in Alberta, Canada. We have estimated that probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we have recovered substantially all of the monies from the other working interest owners for their share of the costs. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and as of June 30, 2015, we have collected $722,000 in insurance proceeds and have recorded a receivable of $410,000 for the remaining estimated recovery amount. The total estimated net financial impact for Barnwell, which includes the insurance deductible, estimated legal fees and estimated monitoring and other costs, is approximately $221,000, which has been recorded as a charge to operating results in the nine months ended June 30, 2015.

Liabilities at June 30, 2015 and September 30, 2014, include environmental remediation costs of $390,000 and $501,000, respectively, for estimated probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties in which we own a non-operating working interest. The estimated liability is based on authorization for expenditure requests and cost estimates received by Barnwell from the property operators in 2013. Environmental remediation costs for Dunvegan and Wood River have not been discounted and were accrued in “Accrued operating and other expenses” on the Condensed Consolidated Balance Sheets.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 6 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

15.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$235,000	$489,000
Income taxes paid	$—	$(103,000)
Supplemental disclosure of non-cash investing and financing activities:
Note receivable for sale of investment	$907,000	$—

Capital expenditure accruals related to oil and natural gas exploration and development increased $95,000 and decreased $1,329,000 during the nine months ended June 30, 2015 and 2014, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $938,000 and $58,000 during the nine months ended June 30, 2015 and 2014, respectively.

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

During the nine months ended June 30, 2015, Barnwell received $3,623,000 in percentage of sales payments from KD I from the sale of six contiguous lots within Phase I of Increment I to a single buyer and ten lots within Phase II of Increment I. During the three months ended June 30, 2014, Barnwell received $300,000 in percentage of sales payments from KD I from the sale of one lot within Phase II of Increment I. The lot sale during the first quarter of fiscal 2014 occurred prior to our purchase of ownership interests in the Kukio Resort land development partnerships.

17.    SUBSEQUENT EVENT

In August 2015, Barnwell entered into a purchase and sale agreement with an independent third party to sell the interest in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The Company's share of the sales price per the agreement is approximately $15,000,000 which will be adjusted at closing for customary purchase price adjustments in order to, among other things, reflect an economic effective date of April 1, 2015. On closing the buyer will withhold 50 percent of the proceeds in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale and the precise timing for the release of these funds cannot be determined. Barnwell will be required to use a portion of the proceeds received upon closing for Canadian income tax payments and repayment of most or all of the $4,800,000 of the Canadian credit facility currently outstanding as there will be a significant reduction of the borrowing capacity as a result of the sale. The sale of these interests is expected to close in the fourth quarter of fiscal 2015, subject to customary closing conditions. However, there can be no assurance that all of the conditions to closing the sale will be satisfied. The difference in the relationship between capitalized costs and proved reserves of Dunvegan and Belloy as compared to that of the retained properties is significant. Accordingly, Barnwell expects to record a gain on the sale of Dunvegan and Belloy in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2015. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date, which is annual reporting periods beginning after December 15, 2016 and subsequent interim periods. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% controlling interest in Kaupulehu Developments, a Hawaii general partnership, 75% controlling interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive payments from KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LLLP (“KD II”), resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area, located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean, by KD I and KD II in two increments (“Increment I” and “Increment II”). Increment I is an area zoned for approximately 80 single-family lots, of which 29 lots are remaining to be sold, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots approximately two to three acres in size fronting the ocean are currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development.

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

Changes in Business Environment

Oil and Natural Gas Segment

Our revenue, profitability, and future rate of growth are substantially dependent on oil and natural gas prices. The industry has experienced a significant decline in oil and natural gas prices in recent months that has negatively impacted our operating results, cash flows and liquidity. Barnwell realized an average price for oil of $48.55 per barrel during the nine months ended June 30, 2015, down 39% from $79.78 per barrel realized during the same period in the prior year. Barnwell realized an average price for natural gas of $2.29 per Mcf during the nine months ended June 30, 2015, down 41% from $3.91 per Mcf realized during the same period in the prior year.

On April 10, 2015, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $6,500,000 Canadian dollars, or US$5,211,000 at the June 30, 2015 exchange rate, from $11,800,000 Canadian dollars. This reduction in the borrowing capacity is largely due to a tightening credit market for oil and natural gas companies due to the uncertainty of future oil and natural gas prices and significant declines in Royal Bank of Canada’s forecast of oil and natural gas prices and leaves Barnwell with minimal available credit under the facility.

In August 2015, Barnwell entered into a purchase and sale agreement with an independent third party to sell the interest in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The Company's share of the sales price per the agreement is approximately $15,000,000 which will be adjusted at closing for customary purchase price adjustments in order to, among other things, reflect an economic effective date of April 1, 2015. On closing the buyer will withhold 50 percent of the proceeds in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale and the precise timing for the release of these funds cannot be determined. The sale of these interests is expected to close in the fourth quarter of fiscal 2015, subject to customary closing conditions. However, there can be no assurance that all of the conditions to closing the sale will be satisfied. Barnwell will be required to use a portion of the proceeds received upon closing for Canadian income tax payments and repayment of most or all of the $4,800,000 of the Canadian credit facility currently outstanding as there will be a significant reduction of the borrowing capacity as a result of the sale.

Oil and natural gas prices affect the value of our oil and natural gas properties as determined in our full cost ceiling calculation and sustained low prices will result in future reductions of the full cost ceiling value which could result in future reductions of the carrying value of our oil and natural gas properties and a charge to operating results.

Negative impacts to our projected future oil and natural gas segment discretionary cash flow due to the decline in prices and other factors has resulted in the conclusion that it is not more likely than not that all of our deferred tax assets under Canadian tax law are realizable.  As a result, the Company recorded a valuation allowance of $863,000 during the nine months ended June 30, 2015 for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable. This valuation allowance has negatively impacted our financial results for the nine months ended June 30, 2015. Additional valuation allowances for these deferred tax assets may be required in the future based on changes in facts and circumstances and future activity.

Results of Operations

Summary

Net income attributable to Barnwell for the three months ended June 30, 2015 totaled $971,000, a $1,187,000 increase in operating results from a net loss of $216,000 for the three months ended June 30, 2014. The following factors affected the results of operations for the three months ended June 30, 2015 as compared to the prior year period:

•
A $1,367,000 decrease in oil and natural gas segment operating results, before income taxes, primarily due to decreases in prices for all products which was partially offset by a reduction in operating expenses and the benefit from a decreased depletion rate primarily related to the divestitures of certain oil and natural gas properties in fiscal 2014;

•	A $1,008,000 increase in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to increased percentage of sales receipts; and

•	A $1,101,000 increase in equity in income from affiliates as a result of increased Kukio Resort land development partnerships’ operating results.

Barnwell incurred a net loss of $1,513,000 for the nine months ended June 30, 2015, a $23,000 decrease in operating results from a net loss of $1,490,000 for the nine months ended June 30, 2014. The following factors affected the results of operations for the nine months ended June 30, 2015 as compared to the prior year period:

•
A $4,604,000 decrease in oil and natural gas segment operating results, before income taxes, primarily due to decreases in prices for all products as well as a reduction in revenue due to decreases in production for oil and natural gas partially offset by a reduction in operating expenses and the benefit from a decreased depletion rate all primarily related to the divestitures of certain oil and natural gas properties in fiscal 2014;

•	A $2,737,000 increase in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to increased percentage of sales receipts;

•	A $1,820,000 increase in equity in income from affiliates as a result of increased Kukio Resort land development partnerships’ operating results; and

•	An $863,000 valuation allowance recorded in the current year period for deferred tax assets under Canadian tax law related to asset retirement obligations which increased deferred income tax expense.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 11% and 10% in the three and nine months ended June 30, 2015, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 10% at June 30, 2015, as compared to September 30, 2014. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2015 was $132,000, a $224,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $356,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2015 was $1,047,000, a $298,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $1,345,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three and nine months ended June 30, 2015 and 2014 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2015	2014	$	%
Natural Gas (Mcf)*	$1.88	$4.02	$(2.14)	(53%)
Oil (Bbls)**	$49.18	$92.71	$(43.53)	(47%)
Liquids (Bbls)**	$15.76	$44.19	$(28.43)	(64%)

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2015	2014	$	%
Natural Gas (Mcf)*	$2.29	$3.91	$(1.62)	(41%)
Oil (Bbls)**	$48.55	$79.78	$(31.23)	(39%)
Liquids (Bbls)**	$20.10	$46.11	$(26.01)	(56%)

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2015	2014	Units	%
Natural Gas (Mcf)*	398,000	464,000	(66,000)	(14%)
Oil (Bbls)**	22,000	21,000	1,000	5%
Liquids (Bbls)**	17,000	16,000	1,000	6%

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2015	2014	Units	%
Natural Gas (Mcf)*	1,298,000	1,490,000	(192,000)	(13%)
Oil (Bbls)**	59,000	97,000	(38,000)	(39%)
Liquids (Bbls)**	53,000	53,000	—	—%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $2,423,000 (52%) and $9,083,000 (56%) for the three and nine months ended June 30, 2015, respectively, as compared to the same periods in the prior year primarily due to decreases in prices realized for all products. Also impacting revenues for the nine months ended June 30, 2015, were decreases in oil and natural gas production as a result of divestitures of certain oil and natural gas properties in fiscal 2014 and from natural declines in production from older natural gas properties.

The oil and natural gas segment generated a $46,000 operating loss before general and administrative expenses in the three months ended June 30, 2015, a decrease in operating results of $1,367,000 as compared to the $1,321,000 operating profit generated during the same period of the prior year. Operating results decreased due to the significant decrease in revenue discussed above, partially offset by a decrease of $576,000 (27%) in oil and natural gas operating expenses and a decrease of $480,000 (40%) in depletion for the three months ended June 30, 2015, as compared to the same period in the prior year.

Oil and natural gas operating expenses for the three months ended June 30, 2015 decreased primarily due to lower production for natural gas as a result of natural declines in production, a decrease of $153,000 due to divestitures of certain oil and natural gas properties in fiscal 2014 and an 11% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses $195,000 as compared to the same period in the prior year.

The oil and natural gas segment generated a $78,000 operating loss before general and administrative expenses in the nine months ended June 30, 2015, a decrease in operating results of $4,604,000 as compared to the $4,526,000 operating profit generated during the same period of the prior year. Operating results decreased due to the significant decrease in revenue discussed above, partially offset by a decrease of $1,798,000 (27%) in oil and natural gas operating expenses and a decrease of $2,681,000 (53%) in depletion for the nine months ended June 30, 2015, as compared to the same period in the prior year.

Oil and natural gas operating expenses for the nine months ended June 30, 2015 decreased primarily due to lower production for natural gas as a result of natural declines in production, a decrease of $743,000 due to divestitures of certain oil and natural gas properties in fiscal 2014 and a 10% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses $555,000 as compared to the same period in the prior year.

Oil and natural gas segment depletion decreased for the three and nine ended June 30, 2015 as compared to the prior year periods primarily due to a 27% and 37% respective decrease in the depletion rates as a result of divestitures of certain oil and natural gas properties in fiscal 2014 as the proceeds from the sales were credited to the oil and natural gas cost pools in accordance with the full cost method, which resulted in a decrease in the future depletable base. Further contributing to the decrease in depletion for the three months ended June 30, 2015, was an 8% decrease in net production and an 11% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar as compared to the same period in the prior year. There was a 17% decrease in net production and a 10% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar for the nine months ended June 30, 2015 as compared to the same period in the prior year.

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

The following table summarizes the percentage of sales payment revenues received from KD I:

	Three months ended June 30,		Nine months ended June 30,
	2015	2014	2015	2014
Sale of interest in leasehold land:
Proceeds	$1,473,000	$300,000	$3,623,000	$440,000
Fees	(207,000)	(42,000)	(508,000)	(62,000)
Revenues – sale of interest in leasehold land, net	$1,266,000	$258,000	$3,115,000	$378,000

KD I sold five single-family lots within Phase II of Increment I during the three months ended June 30, 2015, and sold a total of six contiguous single-family lots to a single buyer within Phase I of Increment I and ten single-family lots within Phase II of Increment I during the nine months ended June 30, 2015.

One single-family lot was sold during the three months ended June 30, 2014 and a total of two single-family lots were sold during the nine months ended June 30, 2014. The lot sale during the first quarter of fiscal 2014 occurred prior to the acquisition of our ownership interest in the Kukio Resort land development partnerships.

As of June 30, 2015, all of the 38 single-family lots in Phase I of Increment I have been sold by KD I. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. A portion of the 42 single-family lots in Phase II of Increment I have been completed and thirteen have been sold as of June 30, 2015. Two residential lots approximately two to three acres in size fronting the ocean are also currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs decreased $133,000 (9%) and $453,000 (36%), respectively, for the three months ended June 30, 2015, as compared to the same period in the prior year. The contract drilling segment generated a $534,000 operating profit before general and administrative expenses in the three months ended June 30, 2015, an increase in operating results of $333,000 as compared to the $201,000 operating profit generated during the same period of the prior year. The increase in operating results is primarily due to higher contract margins as well as a benefit realized from a contract loss accrual reversal in the current quarter as a result of a pump contract that was terminated. The Company had previously accrued loss provisions for the contract which had encountered difficulties for which the Company had expected to incur additional costs to complete.

Contract drilling revenues and contract drilling costs decreased $636,000 (14%) and $857,000 (23%), respectively, for the nine months ended June 30, 2015, as compared to the same period in the prior year. The contract drilling segment generated a $820,000 operating profit before general and administrative expenses in the nine months ended June 30, 2015, an increase in operating results of $249,000 as compared to the $571,000 operating profit generated during the same period of the prior year. The increase in operating results is primarily due to higher contract margins and a benefit realized from a contract loss accrual reversal in the current quarter as a result of a pump contract that was terminated as discussed above. These increases in operating results were partially offset by decreased water well drilling activity.

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

Gas processing and other

Included in gas processing and other income for the three and nine months ended June 30, 2015 is a $272,000 gain on the sale of a contract drilling rig and ancillary drilling equipment in May 2015. Included in gas processing and other income for the three and nine months ended June 30, 2014 were foreign currency transaction gains of $223,000 and $271,000, respectively, from the repayment of U.S. dollar denominated debt using Canadian dollars.

General and administrative expenses

General and administrative expenses increased $47,000 (3%) for the three months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to a $247,000 decrease in administrative expense reimbursements from oil and natural gas joint venture partners partially offset by a $95,000 decrease in rent expense and moving expenses due to the relocation of the Canadian office in the prior year period, a $48,000 decrease in professional services and a $32,000 decrease in current compensation costs due to cost reduction efforts.

General and administrative expenses increased $221,000 (4%) for the nine months ended June 30, 2015, as compared to the same period in the prior year. The increase was primarily due to a $438,000 decrease in administrative expense reimbursements from oil and natural gas joint venture partners, an increase in share-based compensation expense due to the fact that general and administrative expenses in the prior year period included a $209,000 reduction in share-based compensation expense as compared to a $69,000 reduction in share-based compensation expense in the current year period, and a $157,000 foreign currency transaction loss recognized in the current year period. These increases were partially offset by a $181,000 decrease in professional services due to legal costs and costs associated with the accounting for the acquisition of ownership interests in the land development partnerships incurred in the prior year period, a $152,000 decrease in rent expense and moving expenses due to the relocation of the Canadian office in the prior year period, and a $108,000 decrease in current compensation costs due to cost reduction efforts.
Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $495,000 (38%) and $2,716,000 (51%) for the three and nine months ended June 30, 2015, respectively, as compared to the same periods in the prior year primarily due to the decrease in the oil and natural gas segment depletion rate as discussed above.

Interest expense

Interest expense decreased $89,000 (54%) and $272,000 (52%) for the three and nine months ended June 30, 2015, respectively, as compared to the same periods in the prior year primarily due to the decrease in average outstanding debt balances as Barnwell repaid $5,000,000 of the Canadian credit facility during the second and third quarters of fiscal 2014 and an additional $2,200,000 during the nine months ended June 30, 2015, and as a result of the land investment loan which Barnwell obtained on November 27, 2013 and paid in full in September 2014.

Equity in income (loss) of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $988,000 and $1,444,000 during the three and nine months ended June 30, 2015, respectively, as compared to allocated losses of $113,000 and $376,000 during the three and nine months ended June 30, 2014, respectively. The increase in the allocated partnership income in the current year periods is due to the increase in the number of single-family residential lots in Increment I sold by KD I as well as an increase in KD I's profit recognition under percentage-of-completion accounting due to additional development expenditures during the three and nine months ended June 30, 2015.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and nine months ended June 30, 2015, after adjusting income (loss) before income taxes for non-controlling interests, was (17%) and (12%), respectively, as compared to (4220%) and (80%) for the three and nine months ended June 30, 2014, respectively.
As a result of significant declines in prices, funds available for oil and natural gas capital expenditures are projected to be minimal in the near term and thus Barnwell's ability to replace production and abate declining reserves has been significantly restricted as compared to the recent past. Accordingly, Barnwell has determined that it is not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law are realizable. Included in deferred income tax expense for the three and nine months ended June 30, 2015 was $78,000 and $863,000, respectively, for the valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable. There was no such valuation allowance recorded in the same periods of the prior year.

On June 29, 2015, the Canadian province of Alberta enacted legislation that increased the provincial corporate tax rate from 10% to 12% effective July 1, 2015, bringing the total Canadian statutory tax rate applicable to our business from 28.75% to 30.65%. The impact of the enactment of $92,000 was recorded as a charge to income taxes during the quarter ended June 30, 2015.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, Canadian income taxes are not estimated to have a future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses and other deferred tax assets under U.S. tax law are not estimated to have any future U.S. tax benefit. In addition, consolidated taxes in the current year periods include the aforementioned valuation allowance for a portion of deferred tax assets under Canadian tax law.

Net income (loss) attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net income attributable to non-controlling interests for the three months ended June 30, 2015 totaled $242,000, as compared to net income attributable to non-controlling interests of $18,000 for the same period in the prior year. Net income attributable to non-controlling interests for the nine months ended June 30, 2015 totaled $570,000, as compared to net loss attributable to non-controlling interests of $32,000 for the same period in the prior year. The increases of $224,000 and $602,000, respectively, are due primarily to greater percentage of sales proceeds received in the current year periods as compared to the same periods in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At June 30, 2015, Barnwell had $8,695,000 in cash and cash equivalents and $8,858,000 in working capital.

Cash Flows

Cash flows used in operations totaled $5,366,000 for the nine months ended June 30, 2015, as compared to cash flows provided by operations of $4,487,000 for the same period in the prior year. This $9,853,000 decrease was primarily due to lower oil and natural gas segment operating results and changes in working capital.

Cash flows provided by investing activities totaled $2,148,000 during the nine months ended June 30, 2015, as compared to $274,000 of net cash provided by investing activities during the same period of the prior year. The increase in investing cash flows was primarily due to a $5,140,000 payment in the prior year period to acquire interests in the Kukio Resort land development partnerships, a $2,737,000 increase in percentage of sales proceeds received in the current year period, and a $2,349,000 decrease in cash flows related to capital expenditures. These increases were partially offset by an $8,974,000 change in oil and natural gas segment investing cash flows due to proceeds from the sale of oil and natural gas properties received in the prior year period and payments to acquire oil and natural gas properties in the current year period.

Net cash used in financing activities totaled $3,409,000 for the nine months ended June 30, 2015, as compared to $2,341,000 during the same period of the prior year. The $1,068,000 change in cash flows was primarily due to an increase of $2,039,000 in net debt repayments in the current year period as compared to the prior year period, primarily due to $2,200,000 in repayments on the Canadian credit facility during the current year period, as well as a $596,000 increase in distributions to non-controlling interests in the current year period. These changes were partially offset by a $1,617,000 decrease in outflows to restricted cash as compared to the prior year period.

Credit Arrangements

On April 10, 2015, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $6,500,000 Canadian dollars, or US$5,211,000 at the June 30, 2015 exchange rate, from $11,800,000 Canadian dollars. This reduction in the borrowing capacity is largely due to a tightening credit market for oil and natural gas companies due to the uncertainty of future oil and natural gas prices and significant declines in Royal Bank of Canada’s forecast of oil and natural gas prices and leaves Barnwell with minimal available credit under the facility. The other material terms of the credit facility remain unchanged.
During the nine months ended June 30, 2015, Barnwell repaid $2,200,000 of the credit facility at Royal Bank of Canada. During the three and nine months ended June 30, 2015, Barnwell realized foreign currency transaction losses of $11,000 and $157,000, respectively, as a result of the repayment of U.S. dollar denominated debt using Canadian dollars.
Borrowings under this facility were US$4,800,000 and issued letters of credit were $36,000 at June 30, 2015. The interest rate on the facility at June 30, 2015 was 2.69%. The renewed facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance.
Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. In January 2015, the loan was amended which amended the monthly principal and interest payments to monthly interest-only payments effective February 1, 2015. All other terms of the loan remained unchanged. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at June 30, 2015 was 3.59%. The principal balance and any accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or the residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio. However, in June 2015, the bank suspended these financial covenants in exchange for an interest reserve account of $275,000. These financial covenants will remain suspended as long as there are sufficient funds in the interest reserve account.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $973,000 for the nine months ended June 30, 2015, as compared to $2,053,000 for the same period in the prior year. Management expects that oil and natural gas capital expenditures and expenditures for potential acquisitions of oil and natural gas properties in fiscal 2015 will range from $1,000,000 to $1,500,000. This estimated amount will increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Properties

In August 2015, Barnwell entered into a purchase and sale agreement with an independent third party to sell the interest in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The Company's share of the sales price per the agreement is approximately $15,000,000 which will be adjusted at closing for customary purchase price adjustments in order to, among other things, reflect an economic effective date of April 1, 2015. On closing the buyer will withhold 50 percent of the proceeds in trust for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale and the precise timing for the release of these funds cannot be determined. The sale of these interests is expected to close in the fourth quarter of fiscal 2015, subject to customary closing conditions. However, there can be no assurance that all of the conditions to closing the sale will be satisfied. Barnwell will be required to use a portion of the proceeds received upon closing for Canadian income tax payments and repayment of most or all of the $4,800,000 of the Canadian credit facility currently outstanding as there will be a significant reduction of the borrowing capacity as a result of the sale.

On November 13, 2014, Barnwell completed the acquisition of additional non-operated working interests in oil and natural gas properties located in the Progress area of Alberta, Canada for cash consideration of $526,000, subject to further customary post-closing adjustments.

Other Considerations

Because of the combined impact on our oil and natural gas segment of declines in oil and natural gas prices and declines in production due to oil and natural gas property sales, which will further be reduced after the sale of Dunvegan and Belloy, Barnwell estimates that it will be heavily reliant upon land investment segment proceeds from percentage of sales payments and any future distributions from investee partnerships in order to provide sufficient liquidity to fund our operations in the near term. Although there has been a recent increase in land investment segment proceeds, there can be no assurance that this trend will continue or that the amount of future land investment segment proceeds will provide the liquidity needed.

If the sale of Dunvegan and Belloy does not close as expected and if oil and natural gas, land investment and residential real estate segment proceeds are not sufficient and Barnwell’s Canadian revolving credit facility is further reduced below the level of borrowings under the facility upon the April 2016 review there will be a material adverse effect on our operations, liquidity, cash flows and financial condition, and the Company will need to obtain alternative terms or sources of financing or liquidate investments and/or operating assets to make any required cash outflows. Our liquidity issues may force us to curtail existing operations, reduce or delay capital expenditures, or sell assets on less favorable terms. There can be no assurance the Company will be able to secure the sale of any of its oil and natural gas properties or realize enough proceeds from such sales to fund its operations, or to otherwise resolve its liquidity issues.

Contingencies

Environmental Matters

In January 2015, there was an oil and salt water spill at one of our operated oil properties in Alberta, Canada. We have estimated that probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we have recovered substantially all of the monies from the other working interest owners for their share of the costs. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and as of June 30, 2015, we have collected $722,000 in insurance proceeds and have recorded a receivable of $410,000 for the remaining estimated recovery amount. The total estimated net financial impact for Barnwell, which includes the insurance deductible, estimated legal fees and estimated monitoring and other costs is approximately $221,000, which has been recorded as a charge to operating results in the nine months ended June 30, 2015.

Liabilities at June 30, 2015 and September 30, 2014, include environmental remediation costs of $390,000 and $501,000, respectively, for estimated probable environmental remediation costs for soil contamination from infrastructure issues at the Dunvegan and Wood River properties in which we own a non-operating working interest. The estimated liability is based on authorization for expenditure requests and cost estimates received by Barnwell from the property operators in 2013. Environmental remediation costs for Dunvegan and Wood River have not been discounted and were accrued in “Accrued operating and other expenses” on the Condensed Consolidated Balance Sheets.

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

As of June 30, 2015, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2015 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

As of June 30, 2015, Barnwell had $8,695,000 in cash and cash equivalents and $8,858,000 in working capital. On April 10, 2015, Barnwell’s credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provides for a decrease in the aggregate principal amount of the revolving credit facility to $6,500,000 Canadian dollars, or US$5,211,000 at the June 30, 2015 exchange rate, from $11,800,000 Canadian dollars, and leaves Barnwell with minimal available credit at the current exchange rate. This reduction in the borrowing capacity is largely due to a tightening credit market for oil and natural gas companies due to the uncertainty of future oil and natural gas prices and significant declines in Royal Bank of Canada’s forecast of oil and natural gas prices.

In August 2015, Barnwell entered into a purchase and sale agreement with an independent third party to sell the interest in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The Company's share of the sales price per the agreement is approximately $15,000,000 which will be adjusted at closing for customary purchase price adjustments in order to, among other things, reflect an economic effective date of April 1, 2015. The sale of these interests is expected to close in the fourth quarter of fiscal 2015, subject to customary closing conditions. However, there can be no assurance that all of the conditions to closing the sale will be satisfied.

Because of the combined impact on our oil and natural gas segment of declines in oil and natural gas prices and declines in production due to oil and natural gas property sales, Barnwell estimates that it will be heavily reliant upon land investment segment proceeds from percentage of sales payments and any future distributions from investee partnerships in order to provide sufficient liquidity to fund our operations in the near term. Although there has been a recent increase in land investment segment proceeds, there can be no assurance that this trend will continue or that the amount of future land investment segment proceeds will provide the liquidity required. An additional source of liquidity will be provided if the pending sale of Dunvegan and Belloy is successfully consummated. However, 50 percent of the proceeds will be held in trust by the buyer for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale and the precise timing for the release of these funds cannot be determined, natural gas and natural gas liquids production and revenues will be further reduced as a result of the sale, and we will be required to use a portion of the Dunvegan and Belloy sales proceeds received upon closing for Canadian income tax payments and repayment of most or all of the $4,800,000 of the Canadian credit facility currently outstanding as there will be a significant reduction of the borrowing capacity as a result of the sale.

Our liquidity issues may force us to curtail existing operations, reduce or delay capital expenditures, or sell assets on less favorable terms. There can be no assurance the Company will be able to finalize or secure the sale of any of its oil and natural gas properties or realize enough proceeds from such sales to fund its operations, or to otherwise resolve its liquidity issues.

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Purchase and Sale Agreement, dated August 10, 2015, between Barnwell of Canada, Limited and Canadian Natural Resources Limited

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 12, 2015	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Purchase and Sale Agreement, dated August 10, 2015, between Barnwell of Canada, Limited and Canadian Natural Resources Limited

31.1	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document