Form 10-K
period 2015-09-30
BARNWELL INDUSTRIES INC
filed 2015-12-16
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          ☐ Yes     ☒ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was $9,803,000.
As of December 1, 2015 there were 8,277,160 shares of common stock outstanding.
Documents Incorporated by Reference
1.            Proxy statement to be forwarded to stockholders on or about January 21, 2016 is incorporated by reference in Part III hereof.

GLOSSARY OF TERMS

Defined below are certain terms used in this Form 10-K:

Terms		Definitions
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Barnwell	-	Barnwell Industries, Inc. and all majority-owned subsidiaries
Barnwell of Canada	-	Barnwell of Canada, Limited
Bbl(s)	-	stock tank barrel(s) of oil equivalent to 42 U.S. gallons
Boe	-	barrel of oil equivalent at the rate of 5.8 Mcf per Bbl of oil or NGL
Dunvegan	-	Natural gas and oil properties in the Dunvegan and Belloy areas of Alberta, Canada
FASB	-	Financial Accounting Standards Board
GAAP	-	U.S. generally accepted accounting principles
Gross	-
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

Hualalai Investors	-	Hualalai Common Equity Holdings, LLC and Hualalai Investors II, LLC, collectively
InSite	-	InSite Petroleum Consultants Ltd.
Kaupulehu 2007	-	Kaupulehu 2007, LLLP
KD I	-	KD Acquisition, LLLP, formerly known as WB KD Acquisition, LLC (“WB”)
KD II	-	KD Acquisition II, LLLP, formerly known as WB KD Acquisition II, LLC (“WBKD”)
KD Kona	-	KD Kona 2013 LLLP
KKM Makai	-	KKM Makai, LLLP
LIBOR	-	London Interbank Offer Rate
MBbls	-	thousands of barrels of oil
Mcf	-	1,000 cubic feet of natural gas at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
Mcfe	-	Mcf equivalent at the rate of 1 Bbl = 5.8 Mcf
MMcf	-	millions of cubic feet of natural gas
Net	-
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

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2015 represented Barnwell’s 59th year of operations. Barnwell operates in the following four principal business segments:

•	Oil and Natural Gas Segment - Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada.

•	Land Investment Segment - Barnwell invests in land interests in Hawaii.

•	Contract Drilling Segment - Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

•	Residential Real Estate Segment - Barnwell develops homes for sale in Hawaii.

Oil and Natural Gas Segment

Overview

Through our wholly-owned subsidiary, Barnwell of Canada, we are involved in the acquisition and development of oil and natural gas properties. Barnwell of Canada initiates and participates in acquisition and developmental operations for oil and natural gas on properties in which it has an interest and evaluates proposals by third parties with regard to participation in exploratory and developmental operations elsewhere.

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

All acquisition and developmental operations are overseen by Barnwell’s Calgary, Alberta staff and Barnwell’s Chief Operating Officer located in Honolulu, along with senior management. In fiscal 2015, Barnwell participated in acquisition and developmental operations in Alberta, although Barnwell does not limit its consideration of acquisition and developmental operations to this area.

Natural gas prices are typically higher in the winter than at other times due to increased heating demand. Oil prices are also subject to seasonal fluctuations, but to a lesser degree. Oil and natural gas unit sales are based on the quantity produced from the properties by the properties’ operator.

Our oil and natural gas segment revenues, profitability, and future rate of growth are dependent on oil and natural gas prices. The industry has experienced a significant decline in oil and natural gas prices that has negatively impacted our operating results, cash flows and liquidity. Credit and capital markets for oil and natural gas companies have been negatively affected as well, resulting in a decline in sources of financing as compared to previous years.

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. Barnwell's net proceeds from the sale, after broker's fees and other closing costs, were $14,162,000 of which $7,135,000 was withheld in an escrow account for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Management believes all necessary Canadian income taxes related to the sale have been paid as of September 30, 2015, however the sufficiency of Canadian income taxes paid and the precise timing for and amount of the release of the funds held in escrow to Barnwell cannot be determined until formal determination by the Canada Revenue Agency.

As a result of the disposition, Barnwell’s revolving credit facility at Royal Bank of Canada was amended to decrease the amount of the borrowing capacity from $6,500,000 Canadian dollars to $1,000,000 Canadian dollars, or U.S. $747,000 at the September 30, 2015 exchange rate.

The sale of Dunvegan resulted in a 60% decrease in our proved natural gas reserves and a 34% decrease in our proved oil and natural gas liquids reserves. In fiscal 2015, Dunvegan accounted for 74% of our net natural gas production and 44% of our net oil and natural gas liquids production, and contributed 46% of our total oil and natural gas revenues.

The proceeds received upon closing were used for Canadian income tax payments and repayment of the $4,800,000 previously outstanding on the Canadian revolving credit facility. We intend to identify, assess and acquire additional acreage and producing assets to access new drilling and recompletion opportunities, however, the timing and amount of any future re-investment of the Dunvegan proceeds is dependent on the release of the proceeds currently held in escrow and the need to fund ongoing operating and general and administrative expenses and asset retirement obligations, in which case some or all of such proceeds would not be reinvested.

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

Reserves

The amounts set forth in the following table, based on InSite’s evaluation of our reserves, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2015 on all properties in which Barnwell has an interest. All of Barnwell’s proved reserves are developed; Barnwell has no proved undeveloped reserves as of September 30, 2015. All of our oil and natural gas reserves are located in Canada. These reserves are before deductions for indebtedness secured by the properties and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2014.

September 30, 2015
Oil, including natural gas liquids (Bbls)	469,000
Natural gas (Mcf)	3,124,000
Total (Boe)	1,008,000

During fiscal 2015, Barnwell’s total net proved developed reserves of oil and natural gas liquids decreased by 255,000 Bbls (35%) and total net proved developed reserves of natural gas decreased by 6,341,000 Mcf (67%). The decreases were primarily the result of the disposition of Dunvegan in fiscal 2015, and, to a lesser extent, from production in fiscal 2015.

The following table sets forth Barnwell’s oil and natural gas net reserves at September 30, 2015, by property name, based on information prepared by InSite, as well as net production and net revenues by property name for the year ended September 30, 2015. This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at September 30, 2015, the date of the projection.

	As of September 30, 2015				For the year ended September 30, 2015
	Net Proved Producing Reserves		Total Net Proved Reserves		Net Production		Net Revenues
Property Name	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (Bbls)	Gas (Mcf)	Oil & NGL	Gas
Dunvegan (1)	—	—	—	—	63,000	1,246,000	$1,124,000	$3,058,000

Progress	62	604	105	1,449	6,000	67,000	289,000	184,000
Bonanza/Balsam	69	155	69	155	14,000	34,000	647,000	87,000
Wood River	63	58	63	58	15,000	27,000	670,000	75,000
Red Earth	126	2	126	2	30,000	1,000	1,406,000	1,000
Other properties	55	1,024	106	1,460	15,000	313,000	679,000	788,000
	375	1,843	469	3,124	80,000	442,000	3,691,000	1,135,000
Total	375	1,843	469	3,124	143,000	1,688,000	$4,815,000	$4,193,000
_______________________________________________
(1) Dunvegan was sold on September 16, 2015.

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%) as of September 30, 2015. Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions. Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending as of the balance sheet date and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes.

Year ending September 30,
2016	$739,000
2017	993,000
2018	1,155,000
Thereafter	3,098,000
Undiscounted future net cash flows, after income taxes	$5,985,000

Standardized measure of discounted future net cash flows	$4,035,000	*
_______________________________________________
*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s natural gas and oil reserves. An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $2.26 per Mcf and an oil price of $44.82 per Bbl) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. All of Barnwell’s net production in fiscal 2015, 2014 and 2013 was derived in Canada, primarily in Alberta. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2015	2014	2013
Annual net production:
Natural gas liquids (Bbls)	65,000	69,000	78,000
Oil (Bbls)	78,000	115,000	151,000
Natural gas (Mcf)	1,688,000	1,927,000	2,018,000
Total (Boe)	434,000	516,000	577,000
Total (Mcfe)	2,513,000	2,996,000	3,349,000
Annual average sales price per unit of production:
Bbl of natural gas liquids*	$18.16	$46.04	$42.33
Bbl of oil*	$46.44	$80.40	$80.27
Mcf of natural gas**	$2.23	$3.84	$2.68
Annual average production cost per Boe produced***	$13.81	$16.32	$16.39
Annual average production cost per Mcfe produced***	$2.38	$2.81	$2.83
______________________________________________________
*                  Calculated on revenues before royalty expense divided by gross production.
**            Calculated on revenues net of pipeline charges before royalty expense divided by gross production.
***      Calculated on production costs, excluding natural gas pipeline charges, divided by the combined total production of natural gas liquids, oil and natural gas.

Capital Expenditures

Due to the aforementioned impacts of the decline in oil and natural gas prices which negatively affected Barnwell's cash flows and liquidity as well as the borrowing capacity of our Canadian revolving credit facility, oil and natural gas capital expenditures were restricted. Barnwell invested $2,278,000 in oil and natural gas properties during fiscal 2015, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, of which $832,000 (37%) was for the acquisition of additional working interests in oil and natural gas properties, and $1,446,000 (63%) was for facilities and pipeline upgrades and workovers to bring certain previously shut-in wells back onto production.

Well Drilling Activities

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the fiscal years ended September 30, 2015, 2014 and 2013 in which Barnwell participated. There were no wells drilled in the fiscal year ended September 30, 2015. All wells shown were drilled in Canada.

	Productive Oil Wells		Productive Gas Wells		Total Productive Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2015
Gross	—	—	—	—	—	—	—	—	—	—
Net	—	—	—	—	—	—	—	—	—	—
2014
Gross	—	2.0	—	2.0	—	4.0	—	—	—	4.0
Net	—	1.2	—	0.4	—	1.6	—	—	—	1.6
2013
Gross	—	6.0	—	—	—	6.0	1.0	1.0	1.0	7.0
Net	—	0.8	—	—	—	0.8	1.0	0.5	1.0	1.3

At September 30, 2015, Barnwell was not in the process of drilling any oil or natural gas wells.

Productive Wells

As of September 30, 2015, Barnwell had interests in 199 gross (32.4 net) productive wells, of which 104 gross (18.6 net) were oil wells and 95 gross (13.8 net) were natural gas wells. Four natural gas wells and two oil wells have dual or multiple completions. All wells were in Canada.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases which we held as of September 30, 2015.

	Developed Acreage*		Undeveloped Acreage*		Total*
Location	Gross	Net	Gross	Net	Gross	Net
Canada	189,769	35,408	107,953	27,025	297,722	62,433
_________________________________________________
*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Forty-eight percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2015. The 52% of Barnwell’s leasehold interests in undeveloped acreage subject to expiration expire over the next three fiscal years, if not developed, as follows: 34% expire during fiscal 2016; 13% expire during fiscal 2017; and 5% expire during fiscal 2018. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Barnwell’s undeveloped acreage includes a significant concentration in the Thornbury (5,919 net acres) area of Alberta, Canada.

Marketing of Oil and Natural Gas

Barnwell sells all of its oil and natural gas liquids production under short-term contracts between itself and marketers of oil. The price of oil and natural gas liquids is freely negotiated between buyers and sellers and is largely determined by the world price for oil, which is principally denominated in U.S. dollars.

Natural gas sold by Barnwell is generally sold under short-term contracts with prices indexed to market prices. The price of natural gas is freely negotiated between buyers and sellers and is principally determined for Barnwell by western Canadian/Midwestern U.S. prices for natural gas. In fiscal 2015 and 2014, Barnwell took virtually all of its oil, natural gas liquids and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf.

We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of any single purchaser would not materially affect our revenue.

In fiscal 2015, over 90% of Barnwell’s oil and natural gas revenues were from products sold at spot prices.

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

All of Barnwell’s gross revenues were derived from properties located within Alberta.

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

Under the Alberta Royalty Framework (“ARF”), royalty rates operate on a sliding rate formula sensitive to the price and production volumes of conventional oil and natural gas. The maximum royalty rate for conventional oil is 40% and the maximum royalty rate for natural gas is 36%. The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per Mcf. The Alberta New Democratic Party provincial government, elected in May of 2015, has established a new Royalty Panel and a new Climate Change Advisory Panel that are proceeding with plans to study, and potentially modify, Alberta’s royalty structure and increase carbon levies. A change in the Alberta provincial royalty structure could have a significant impact on Barnwell’s future financial results, cost of capital and capital investment plans. The Royalty Panel expects to complete its review by the end of December 2015 and implement a new royalty structure by January 2017.

In fiscal 2015 and 2014, 73% and 76%, respectively, of royalties related to Alberta government charges and 27% and 24%, respectively, of royalties related to freehold, override and other charges which are not directly affected by the ARF.

In fiscal 2015, the weighted-average royalty rate paid on all of Barnwell’s natural gas was 6% and the weighted-average royalty rate paid on oil was 23%.

The Alberta Energy Regulator (“AER”) revised its Licensee Liability Rating (“LLR”) program in fiscal 2013 to incorporate revised abandonment and reclamation cost estimates and adjusted asset values to reflect revised netbacks, gas shrinkage and oil equivalent volumes. The changes are effective in accordance with a three year implementation plan, as detailed by the AER, with the last of the three updates effective August 2015. Under the LLR program, the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities. Companies with a LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At September 30, 2015, the Company had sufficient deemed asset value that no security deposit was due. However, in fiscal 2016 Barnwell's LMR may be less than 1.0 which would necessitate a cash deposit with the AER and/or the implementation of a structured LLR Program Management Plan; the amount of the required deposit, if any, cannot be reasonably estimated. A requirement to provide security deposit funds to the AER in the future would result in the diversion of operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which could in turn have a material adverse effect on our business, financial condition and results of operations.

Additionally, in July 2014, the AER introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were noncompliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year.

The estimated impact of the LLR program and Inactive Well Compliance Program has been incorporated into Barnwell's estimate of its asset retirement obligations liability.

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

Land Investment Segment

Overview

Barnwell owns a 77.6% interest in Kaupulehu Developments, a Hawaii general partnership that has the right to receive percentage of sales payments from KD I and KD II resulting from the sale of lots and/or residential units by KD I and KD II within the approximately 870 acres of the Kaupulehu Lot 4A area in two increments (“Increment I” and “Increment II”), located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii. Kaupulehu Developments also holds an interest in approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A under a lease that terminates in December 2025.

Barnwell, through two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, holds a 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These land development partnerships own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 28 lots remain to be sold at Kaupulehu Increment I, two ocean front parcels in Kaupulehu Increment II are currently being developed for eventual sale, and one lot remains at Maniniowali, as well as from commission on real estate sales by the real estate sales office.

Kaupulehu 2007, a Hawaii limited liability limited partnership 80%-owned by Barnwell, owns one residential parcel in Kaupulehu Lot 4A Increment I that is available for sale. See Residential Real Estate Segment for a discussion of Kaupulehu 2007’s luxury residence for sale.

Operations

In the 1980s, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of the Four Seasons Resort Hualalai at Historic Ka`upulehu and Hualalai Golf Club, which opened in 1996, a second golf course, and single-family and multi-family residential units. These projects were developed by an unaffiliated entity on leasehold land acquired from Kaupulehu Developments.

In the 1990s and 2000s, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of single-family and multi-family residential units, a golf course and a limited commercial area on approximately 870 leasehold acres, known as Lot 4A, zoned for resort/residential development, located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka`upulehu. In 2004 and 2006, Kaupulehu Developments transferred its leasehold interest in Kaupulehu Lot 4A to KD I and KD II prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

Increment I is an area planned for approximately 80 single-family lots and a beach club on the portion of the property bordering the Pacific Ocean. The lots within Increment I consist of two phases. All of the 38 single-family lots in Phase I of Increment I have been sold by KD I. A portion of the 42 single-family lots in Phase II of Increment I have been completed and 14 have been sold as of September 30, 2015. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots approximately two to three acres in size fronting the ocean are currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2015, 17 single-family lots in Increment I were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2015 to $199,000,000.

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

Barnwell’s non-controlling ownership interest in the Kukio Resort land development partnerships provides for a priority return of Barnwell’s investment prior to profit distributions, however there is no assurance as to the timing or amount of any future cash distributions from the partnerships. Net profits, losses and cash flows of the partnerships are allocated to Barnwell and the other partners at varying percentages based on whether the initial and any additional capital contributions plus any preferred returns due to contributing partners have been repaid to the investors.

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

Operations

Water Resources owns and operates four water well drilling rigs, two pump rigs and other ancillary drilling and pump equipment. Additionally, Water Resources leases a three-quarter of an acre maintenance facility in Honolulu, Hawaii, a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and a one-half acre equipment storage yard in Waimea, Hawaii, and maintains an inventory of drilling materials and pump supplies.

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

In fiscal 2015, Water Resources started five well drilling and nine pump installation and repair contracts and completed three well drilling and eight pump installation and repair contracts. One of the three well drilling and two of the eight pump installation and repair contracts were started in the prior year. Forty-five percent of well drilling and pump installation and repair jobs, representing 9% of total contract drilling revenues in fiscal 2015, have been pursuant to government contracts.

At September 30, 2015, there was a backlog of four well drilling and three pump installation and repair contracts, of which three well drilling and three pump installation and repair contracts were in progress as of September 30, 2015.

The approximate dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2015 and 2014 was as follows:

	December 1,
	2015	2014
Well drilling	$1,900,000	$2,700,000
Pump installation and repair	800,000	500,000
	$2,700,000	$3,200,000

Of the contracts in backlog at December 1, 2015, $2,000,000 is expected to be recognized in fiscal 2016 and the remainder may be recognized in subsequent fiscal years.

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

Competitive pressures are expected to remain high, thus there is no assurance that the quantity or values of available or awarded jobs which occurred in fiscal 2015 will continue.

Residential Real Estate Segment

Overview

Kaupulehu 2007 develops luxury residences for sale.

Operations

We began our homebuilding business in fiscal 2007 when Kaupulehu 2007 purchased two parcels in the Lot 4A Increment I area of Kaupulehu. Construction of the two homes commenced in fiscal 2007 and was completed in fiscal 2009. During fiscal 2012, one of the homes developed by Kaupulehu 2007 was sold. At September 30, 2015, Kaupulehu 2007 owned one luxury residence that is available for sale and did not have any homes under construction. This home is a 5-bedroom, 6.5-bath ranch-style home and is 6,275 square feet in size.

Competition

Barnwell’s residential real estate segment is subject to intense competition in all phases of its operations including the acquisition of land, the building of residential homes, including the need for raw materials and skilled labor and the search for potential purchasers of completed homes. The competition comes from numerous independent real estate developers. The principal factors affecting competition are the location of the project, reputation, design, quality and pricing. Kaupulehu 2007 is a minor participant in the residential real estate industry and competes with many other entities having far greater financial and other resources.

Financial Information About Industry Segments and Geographic Areas

Note 13 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

At December 1, 2015, Barnwell employed 34 individuals; 31 on a full time basis and 3 on a part time basis.

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

In January 2015, there was an oil and salt water release from one of our operated oil pipelines in Alberta, Canada. We have estimated that the gross probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we have recovered substantially all of the monies from the other working interest owners for their share of the costs. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and as of September 30, 2015, we have collected $722,000 in insurance proceeds and have recorded a receivable of $381,000 for the remaining estimated recovery amount which was collected subsequent to year-end. The total estimated net financial impact for Barnwell, which includes the insurance deductible, estimated legal fees and estimated monitoring and other costs, is approximately $223,000, which has been recorded as a charge to operating results in the year ended September 30, 2015. The remaining estimated liability related to Barnwell's net cost for the release is $75,000 at September 30, 2015.

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

Entity-Wide Risks
The substantial declines in oil and natural gas prices have adversely affected our business, financial condition, cash flow, liquidity and results of operations, resulting in issues that may impair our ability to continue as a going concern in the future.

Much of our revenues and cash flow are greatly dependent upon prevailing prices for oil and natural gas. Our ability to maintain or increase our borrowing capacity and to obtain additional capital on attractive terms is also dependent on oil and natural gas prices. Lower oil and natural gas prices not only decrease our revenues on a per unit basis, but also reduce the amount of oil and natural gas we can produce economically, if any.

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. Barnwell's net proceeds from the sale, after broker's fees and other closing costs, were $14,162,000 of which $7,135,000 was withheld in an escrow account for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Management believes all necessary Canadian income taxes related to the sale have been paid as of September 30, 2015, however the sufficiency of Canadian income taxes paid and the precise timing for and amount of the release of these funds to Barnwell cannot be determined until formal determination by the Canada Revenue Agency. The sales proceeds received upon closing were used for Canadian income tax payments and repayment of the $4,800,000 outstanding on the Canadian revolving credit facility.

As a result of the sale of Dunvegan, our Canadian revolving credit facility was amended on September 30, 2015 to decrease the amount of the borrowing capacity from $6,500,000 Canadian dollars to $1,000,000 Canadian dollars, or U.S. $747,000 at the September 30, 2015 exchange rate. In addition, the credit facility is subject to periodic redetermination and renewal and there is no assurance that the borrowing capacity will not be reduced further in April 2016. This leaves Barnwell with minimal available credit under the facility.

Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales, and natural declines in production and increasing costs due to the age of Barnwell's properties, Barnwell's oil and natural gas segment is projected to have negative cash flow from operations at current prices and production levels. These factors have also resulted in the significant decrease in the borrowing capacity of our Canadian revolving credit facility. Consequently, Barnwell is reliant upon the release of the Dunvegan sales proceeds held in escrow, the timing of which is uncertain, and land investment segment proceeds from percentage of sales payments and any potential future cash distributions from the Kukio Resort land development partnerships in order to provide sufficient liquidity to fund our future cash needs, including capital expenditures, asset retirement obligations, and general and administrative expenses. Furthermore, even if the release of the Dunvegan sales proceeds held in escrow and land investment segment proceeds provide sufficient liquidity, all or a portion of those proceeds may be needed to fund ongoing operating and general and administrative expenses and asset retirement obligations, in which case such proceeds would not be reinvested.

The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort land development partnerships are not under our influence or control and are highly uncertain, and the amount of future proceeds may not provide the liquidity required. There is no assurance with regards to the amount of any such future proceeds. Our liquidity issues may force us to drastically curtail existing operations, reduce or delay capital expenditures, or sell assets on less favorable terms. There can be no assurance the Company will be able to secure the sale of any of its assets or realize enough proceeds from such sales to fund its operations or to otherwise resolve its liquidity issues. Such issues could have a material adverse impact on our business, financial condition and results of operations. If liquidity issues continue beyond one year and are such that the Company is not able to sufficiently reinvest its restricted cash, the Company's ability to continue as a going concern in the longer term will become questionable.

Our future level of indebtedness and the terms of our financing arrangements may adversely affect our operations and financial condition.

At September 30, 2015, we had borrowings under our real estate loan of approximately $3.4 million. Barnwell repaid the Canadian revolving credit facility in full from the proceeds of the Dunvegan disposition, and the credit facility was amended on September 30, 2015 to reduce the borrowing capacity from $6,500,000 Canadian dollars to $1,000,000 Canadian dollars, or U.S. $747,000 at the September 30, 2015 exchange rate.

The terms of our Canadian revolving credit facility and real estate loan impose restrictions on our ability and, in some cases, the ability of our subsidiaries to take a number of actions that we may otherwise desire to take, including one or more of the following:

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

We may incur additional debt, including significant secured indebtedness, or issue additional stock in order to fund our investments and operations. A higher level of indebtedness increases the risk that we may default on our obligations, especially given the aforementioned uncertainties regarding the Company's liquidity. Our ability to meet our debt obligations and to reduce our level of indebtedness depends on our future performance. General economic conditions, oil and natural gas prices and financial, business and other factors affect our operations and our future performance. Many of these factors are beyond our control. Factors that will affect our ability to raise cash through a refinancing of our debt include financial market conditions, the value of our assets and our performance at the time we need capital.

The price of our common stock has been volatile and could continue to fluctuate substantially.

The market price of our common stock has been volatile and could fluctuate based on a variety of factors, including:

•	fluctuations in commodity prices;

•	variations in results of operations;

•	announcements by us and our competitors;

•	legislative or regulatory changes;

•	general trends in the industry;

•	general market conditions;

•	litigation; and

•	analysts’ estimates and other events applicable to our industries.

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

A small number of stockholders, including our CEO and President, own a significant amount of our common stock and have influence over our business regardless of the opposition of other stockholders.

As of September 30, 2015, four of our stockholders, including our CEO and President, held approximately 44% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company. The significant stockholders who also are executive officers could significantly affect our business, policies and affairs.

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

Oil and natural gas prices are volatile and have substantially declined since September 2014. Various factors beyond our control affect prices of oil an natural gas including, but not limited to, changes in supply and demand, market uncertainty, weather, worldwide political instability, foreign supply of oil and natural gas, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. Any further declines in oil or natural gas prices may reduce the amount of oil and natural gas we can produce economically, if any, and may have a material adverse effect on our operations, financial condition, operating cash flows, borrowing ability, reserves, and the amount of capital that we are able to allocate for the development of oil and natural gas reserves.

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

We may have difficulty funding our oil and natural gas segment investments and may not be successful with such investments, which could have an adverse effect on our business.

Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales, and natural declines in production and increasing costs due to the age of Barnwell's properties, Barnwell's oil and natural gas segment is projected to have significantly lower revenues and negative cash flow from operations at current prices and production levels, which will significantly impact the amount of cash flow from operations available for reinvestment.

The timing of any future re-investment of the Dunvegan proceeds is dependent on the release of the $7,135,000 currently held in escrow for the Canada Revenue Agency as the proceeds received upon closing were used for Canadian income tax payments and repayment of the $4,800,000 outstanding on the Canadian revolving credit facility. However, all or a portion of those proceeds may be needed to fund ongoing operating and general and administrative expenses and asset retirement obligations, in which case such proceeds would not be reinvested. The precise timing for and amount of the release of these funds to Barnwell cannot be determined until formal determination by the Canada Revenue Agency.

As a result of the sale of Dunvegan, the Company's principal oil and natural gas property, in September 2015, our Canadian revolving credit facility was amended on September 30, 2015 to decrease the amount of the borrowing capacity from $6,500,000 Canadian dollars to $1,000,000 Canadian dollars, or U.S. $747,000 at the September 30, 2015 exchange rate. In addition, the credit facility is subject to periodic redetermination and renewal and there is no assurance that the borrowing capacity will not be reduced further in April 2016. This leaves Barnwell with minimal available credit under the facility.

We may not be able to generate sufficient operating cash flows or secure necessary financing on reasonable terms or at all and financing may not continue to be available to us under our existing financing arrangements. If funding resources are unavailable, we may be forced to curtail our oil and natural gas activities or be forced to sell some of our oil and natural gas segment assets under untimely or unfavorable terms. Any such curtailment or sale could have a material adverse effect on our business, financial condition and results of operations.

Investments in oil and natural gas segment assets are needed to replace the assets depleted or sold and to avoid a material decline in the remaining reserves and production. We cannot guarantee that we will be successful in developing additional reserves or acquiring additional reserves. Without these reserve additions, our reserves will deplete and as a consequence, either production from, or the average reserve life of, our properties will decline. Furthermore, if oil or natural gas prices increase, our cost for additional reserves could also increase.

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

For wells and facilities in the Province of Alberta, the Alberta Energy Regulator (“AER”) tracks each licensee’s deemed asset value and estimated abandonment and reclamation liabilities, and imposes a security deposit on operators whose estimated liabilities exceed their deemed asset value. At September 30, 2015, the Company had sufficient deemed asset value that no security deposit was due. However, in fiscal 2016 Barnwell's Liability Management Ratio may be less than 1.0 which would necessitate a cash deposit with the AER and/or the implementation of a structured LLR Program Management Plan; the amount of the required deposit, if any, cannot be reasonably estimated. A requirement to provide security deposit funds to the AER in the future would result in the diversion of operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which could in turn have a material adverse effect on our business, financial condition and results of operations. Additionally, in July 2014, the AER introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to suspend and/or abandon long-term inactive wells.

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

An increase in operating costs greater than anticipated could have a material adverse effect on our results of operations and financial condition.
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

We hold minority interests in the majority of our oil and natural gas properties. As a result, we cannot control the pace of exploration or development, major decisions affecting the drilling of wells, the plan for development and production at non-operated properties, or the timing and amount of costs related to abandonment and reclamation activities although contract provisions give Barnwell certain consent rights in some matters. The operator’s influence over these matters can affect the pace at which we incur capital expenditures. Additionally, as certain underlying joint venture data is not accessible to us, we depend on the operators at non-operated properties to provide us with reliable accounting information. We also depend on operators and joint operators to maintain the financial resources to fund their share of all abandonment and reclamation costs.

The inability of one or more of our working interest partners to meet their obligations may adversely affect our financial results.

For our operated properties, we pay expenses and bill our non-operating partners for their respective shares of costs. Some of our non-operating partners may experience liquidity problems and may not be able to meet their financial obligations. Nonperformance by a non-operating partner could result in significant financial losses.

Liquidity problems encountered by our working interest partners or the third party operators of our non-operated properties may also result in significant financial losses as the other working interest partners or third party operators may be unwilling or unable to pay their share of the costs of projects as they become due.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada. In fiscal 2015, we derived 53% of our revenues from operations in Canada.

The Alberta New Democratic Party provincial government, elected in May of 2015, has established a new Royalty Panel and a new Climate Change Advisory Panel that are proceeding with plans to study, and potentially modify, Alberta’s royalty structure and increase carbon levies. A change in the Alberta provincial royalty structure could have a significant impact on Barnwell’s future financial results, cost of capital and capital investment plans. The Royalty Panel expects to complete its review by the end of December 2015 and implement a new royalty structure by January 2017.

The newly elected Federal Liberal Party of Canada government may implement new environmental legislation and regulatory oversight, which may have a significant impact on the oil and gas industry.

Opposition to new or expanded pipelines may result in wider differentials between Canadian crude oil blends and North American benchmarks.

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

We may be required to write-down the carrying value of our investment in the Kukio Resort land development partnerships if our assumptions about future lot sales and profitability prove incorrect. Any write-down would negatively impact our results of operations.

In analyzing the value of our investment in the Kukio Resort land development partnerships, we have made assumptions about the level of future lot sales, operating and development costs, cash generation and market conditions. These assumptions are based on management’s and the general partner’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded, which could lead to an impairment of certain of these assets in the future.

The market value of our real estate interests could decline, which may require a write-down of the carrying value of our residential lot held for sale to its estimated fair value. Any write-down would negatively impact our results of operations.

The market value of residential lots can fluctuate significantly as a result of changing economic market conditions. Economic conditions in the United States and the world have improved in recent years but the recovery remains relatively slow, which puts continued pressure on consumer confidence for residential real estate. These challenging market conditions are expected to continue for the foreseeable future and may deteriorate. Prevailing market conditions may significantly influence the market value of our residential parcel held for sale. If the market conditions deteriorate, we will be required to write-down the carrying value of our residential parcel held for sale. Such write-down would have a negative impact on our results of operations.

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

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety relate to certain construction contracts of KD I. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I and certain other owners are jointly and severally liable. If the partnerships do not fulfill their commitments, we may be required to expend additional resources or suffer losses, which could be significant.

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

Risks Related to Residential Real Estate Segment

The market value of our real estate interests could decline, which may require additional write-downs of the carrying value of our real estate held for sale to its estimated fair value. Any write-downs would negatively impact our results of operations.

Economic conditions in the United States and the world have improved in recent years but the recovery remains slow, which puts continued pressure on consumer confidence for residential real estate. These challenging market conditions are expected to continue for the foreseeable future and these conditions may deteriorate. Prevailing market conditions significantly influence the market value of our real estate held for sale. If the market conditions deteriorate, we will be required to write-down the carrying value of our real estate held for sale. Such write-downs would have a negative impact on our results of operations.

We are reliant upon the sale of our home as a source of liquidity. If we are unable to sell the home within a reasonable timeframe, our operating results, cash inflows and financial condition could be materially impacted.
Barnwell currently owns one luxury residence that is available for sale in the Lot 4A Increment I area of Kaupulehu, North Kona, Hawaii.

Any unpaid principal balance and accrued interest on our real estate loan is due and payable on April 1, 2018. Upon the sale of the house or the residential parcel, we will be required to make a principal payment in the amount of the net sales proceeds of the house or residential parcel. Absent the sale of the house or the ability to refinance, the balloon payment on the debt will need to be repaid using other operating cash flows which could negatively impact other business segments.

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

PART II

ITEM 5.                                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE MKT under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE MKT, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2013	$3.65	$3.00	December 31, 2014	$2.99	$2.18
March 31, 2014	$3.60	$2.75	March 31, 2015	$3.06	$2.31
June 30, 2014	$3.46	$2.96	June 30, 2015	$3.44	$2.40
September 30, 2014	$3.21	$2.57	September 30, 2015	$2.70	$1.60

Holders

As of December 1, 2015, there were 8,277,160 shares of common stock, par value $0.50, outstanding. There were approximately 1,000 holders of the common stock of the registrant as of December 1, 2015.

Dividends

No dividends were declared or paid during fiscal years 2015 or 2014. The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

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

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2015 and 2014, and the related Consolidated Statements of Operations, Comprehensive Loss, Cash Flows, and Equity for the years ended September 30, 2015 and 2014. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

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

Oil and Natural Gas Properties - full cost ceiling calculation and depletion

Policy Description

We use the full cost method of accounting for our oil and natural gas properties under which we are required to conduct quarterly calculations of a “ceiling,” or limitation, on the carrying value of oil and natural gas properties. The ceiling limitation is the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending as of the balance sheet date held constant over the life of the reserves, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects. If net capitalized costs exceed this limit, the excess is expensed.

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Our reserve estimates are prepared at least annually by independent petroleum reserve engineers and quarterly by internal personnel. The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 9.1% of the previous year’s estimate. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties. If reported reserve volumes were revised downward by 5% at the end of fiscal 2015, the ceiling limitation would have decreased approximately $457,000 before income taxes, which would not have resulted in a reduction of the carrying value of oil and gas properties before income taxes.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2015, depletion for fiscal 2015 would have increased by approximately $145,000.

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

Real Estate and Investment Held for Sale

Policy Description

Real estate and the residential parcel held for sale are recorded at the lower of cost or estimated fair value less costs to sell. If an asset’s fair value less costs to sell, based on estimated future cash flows, management estimates or market comparisons, is less than its carrying amount, the asset is written down to its estimated fair value less costs to sell.

Judgments and Assumptions

Real estate and the residential parcel held for sale are reviewed for possible impairment when events or circumstances indicate that the carrying values may not be recoverable. If the evaluation determines that the recorded value will not be recovered, the carrying value of real estate held for sale and investment held for sale are written down to the estimated fair value less costs to sell. This evaluation requires management to make assumptions and apply considerable judgment based on market conditions and comparable sales transactions. Changes in assumptions may require valuation adjustments that may materially impact the Company’s future operating results.

Equity Method Investments

Policy Description

Under the equity method of accounting, the Company's proportional share of the investee's underlying net income or loss, adjustments to recognize certain differences between the carrying value of the investment and the equity in net assets of the investee at the date of investment, impairments, and other adjustments required by the equity method are recorded as part of the Company's net earnings (loss) and increases or decreases to the carrying value of the investee. Distributions received from the investment reduce the Company's carrying value of the investee.

Equity method investments are reviewed for possible impairment when events or circumstances indicate that there is an other-than-temporary loss in value.  An investment is written down to fair value if there is evidence of a loss in value which is other-than-temporary.

Judgments and Assumptions

In determining the fair value of an investment and assessing whether any identified impairment is other-than-temporary, significant estimates and considerable judgment are involved.  In evaluating whether an impairment is other-than-temporary, the Company considers all available information, including the length of time and extent of the impairment, the financial condition and near-term prospects of the affiliate, the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value, and projected industry and economic trends.  These estimates and judgments are based, in part, on the Company’s current and future evaluation of economic conditions, as well as the affiliate’s current and future plans to the extent that such plans are known to the Company.  Impairment calculations contain additional uncertainties because they require management to make assumptions and apply judgments to estimates of future cash flows, probabilities related to various cash flow scenarios, and appropriate discount rates.  Changes in these and other assumptions could affect the projected operational results of the unconsolidated affiliates and, accordingly, may require valuation adjustments to the Company’s investments that may materially impact the Company’s financial condition or its future operating results.

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

Judgments and Assumptions

We make estimates and judgments in determining our income tax expense for each reporting period. Significant changes to these estimates could result in an increase or decrease in our tax provision in future periods. We are also required to make judgments about the recoverability of deferred tax assets and when it is more likely than not that all or a portion of deferred tax assets will not be realized, a valuation allowance is provided. We consider available positive and negative evidence and available tax planning strategies when assessing the realizability of deferred tax assets. Accordingly, changes in our business performance and unforeseen events could require a further increase in the valuation allowance or a reversal in the valuation allowance in future periods. This could result in a charge to, or an increase in, income in the period such determination is made, and the impact of these changes could be material.

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

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset. Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities. The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations. Actual asset retirement obligations through the end of fiscal 2015 have not materially differed from our estimates. However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future. A 20% increase in accretion and depletion of the asset retirement obligation would have increased Barnwell’s fiscal 2015 expenses before taxes by approximately $327,000.

Overview

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment), 2) investing in land interests in Hawaii (land investment segment), 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment), and 4) developing homes for sale in Hawaii (residential real estate segment).

Oil and Natural Gas Segment

Barnwell is involved in the acquisition and development of oil and natural gas properties in Canada where we initiate and participate in acquisition and developmental operations for oil and natural gas on properties in which we have an interest, and evaluate proposals by third parties with regard to participation in exploratory and developmental operations elsewhere.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)           Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD I and KD II resulting from the sale of lots and/or residential units by KD I and KD II in two increments (“Increment I” and “Increment II”), within the approximately 870 acres of the Kaupulehu Lot 4A area, located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. Increment I is an area zoned for approximately 80 single-family lots, of which 28 remain to be sold, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots approximately two to three acres in size fronting the ocean are currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development.

•
An indirect 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. The partnerships derive income from the sale of residential parcels, of which 28 lots remain to be sold at Kaupulehu Increment I, two ocean front parcels in Kaupulehu Increment II are currently being developed for eventual sale, and one lot remains at Maniniowali, as well as from commission on real estate sales by the real estate sales office.

•	Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above.

2)           Barnwell owns an 80% interest in Kaupulehu 2007, a Hawaii limited liability limited partnership. At September 30, 2015, Kaupulehu 2007 owned one residential parcel in the Kaupulehu Increment I area that was available for sale. See Residential Real Estate Segment for a discussion of Kaupulehu 2007’s luxury residence for sale.

Contract Drilling Segment

Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Residential Real Estate Segment

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, constructs and sells luxury single-family homes. Kaupulehu 2007, in addition to the residential parcel described above, owns a luxury residence in the Kaupulehu area that is available for sale. Kaupulehu 2007 does not currently have any homes under construction.

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

Oil and Natural Gas Segment

Our revenues, profitability, and future rate of growth are dependent on oil and natural gas prices. The industry has experienced a significant decline in oil and natural gas prices that has negatively impacted our operating results, cash flows and liquidity. Credit and capital markets for oil and natural gas companies have been negatively affected as well, resulting in a decline in sources of financing as compared to previous years.

An increased global oil supply coupled with expectations of weakening global economic activity has significantly impacted global oil prices. Barnwell realized an average price for oil of $46.44 per barrel during the year ended September 30, 2015, down 42% from $80.40 per barrel realized during the prior year. We expect that oil prices will remain volatile in the near term and may be affected by economic growth figures, political instability, supply and pipeline capacity constraints.

The colder than average winter of 2013-2014 increased the demand for natural gas and reduced the natural gas inventories in North America. However, by early 2015 the storage reduction resulting from that increased demand was replenished and inventories are currently at levels above the five-year average. This resulted in decreased natural gas prices realized in the current fiscal year as compared to the prior year. Barnwell realized an average price for natural gas of $2.23 per Mcf during the year ended September 30, 2015, down 42% from $3.84 per Mcf realized during the prior year.

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. Barnwell's net proceeds from the sale, after broker's fees and other closing costs, were $14,162,000 of which $7,135,000 was withheld in an escrow account for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Management believes all necessary Canadian income taxes related to the sale have been paid as of September 30, 2015, however the sufficiency of Canadian income taxes paid and the precise timing for and amount of the release of these funds to Barnwell cannot be determined until formal determination by the Canada Revenue Agency. The sales proceeds received upon closing were used for Canadian income tax payments and repayment of the $4,800,000 outstanding on the Canadian revolving credit facility.

As a result of the disposition, Barnwell’s revolving credit facility at Royal Bank of Canada was amended to decrease the amount of the borrowing capacity from $6,500,000 Canadian dollars to $1,000,000 Canadian dollars, or U.S. $747,000 at the September 30, 2015 exchange rate.

Oil and natural gas prices affect the value of our oil and natural gas properties as determined in our full cost ceiling calculation and sustained low prices will result in future reductions of the full cost ceiling value which could result in future reductions of the carrying value of our oil and natural gas properties and a charge to operating results.

Negative impacts to our projected future oil and natural gas segment discretionary cash flow available for capital expenditures due to the decline in prices and other factors has resulted in the conclusion that it is not more likely than not that all of our deferred tax assets under Canadian tax law are realizable. As a result, the Company recorded a valuation allowance of $1,028,000 during the year ended September 30, 2015 for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable. This valuation allowance has negatively impacted our financial results for the year ended September 30, 2015. Additional valuation allowances for these deferred tax assets may be required in the future based on changes in facts and circumstances and future activity.

We intend to identify, assess and acquire additional acreage and producing assets to access new drilling and recompletion opportunities, however, the timing and amount of any future re-investment of the Dunvegan proceeds is dependent on the release of the proceeds currently held in escrow and the need to fund ongoing operating and general and administrative expenses and asset retirement obligations, in which case some or all of such proceeds would not be reinvested.

Land Investment and Residential Real Estate Segments

Kaupulehu 2007’s luxury home is a 5-bedroom, 6.5-bath ranch-style home, 6,275 square feet in size and is available for sale. Barnwell will have continuing cash outflows such as debt repayments, interest, maintenance, property taxes, and other holding costs until the home and the lot held for sale are sold.

Future land investment percentage of sales payments and any future cash distributions from our investment in the Kukio Resort land development partnerships are dependent upon the sale of the remaining 28 residential lots within Increment I of Kaupulehu Lot 4A and the completion of the development and sale of the two residential lots planned in Increment II of Kaupulehu Lot 4A.

Demand for residential homes and lots on the Kona/Kohala coast has improved with increased developer and resale volumes as compared to recent years. However, the rate of developer lot sales has decreased in recent months relative to earlier in fiscal 2015. The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort land development partnerships are highly uncertain, and there is no assurance with regards to the amounts of future sales of residential lots within Increments I and II.

Barnwell estimates that it will be heavily reliant upon land investment segment proceeds in order to provide sufficient liquidity to fund our operations in the near term however there can be no assurance that the amount of future land investment segment proceeds will provide the liquidity required.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii. The most recent State of Hawaii Department of Business, Economic Development and Tourism forecast suggests growth in the construction industry with increases in private development and government contracts. Management currently estimates that well drilling activity for fiscal 2016 will decrease as compared to fiscal 2015 based upon the value of contracts in backlog.

Results of Operations

Summary

Net earnings attributable to Barnwell for fiscal 2015 totaled $1,263,000, a $591,000 increase in operating results from a net earnings of $672,000 in fiscal 2014. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•
A $5,782,000 decrease in oil and natural gas segment operating results, before taxes, resulting from lower prices received for all products and lower net production for all products which was partially offset by a reduction in operating expenses and the benefit from a decreased depletion rate primarily related to the divestitures of certain oil and natural gas properties in fiscal 2014;

•
A $2,608,000 increase in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to increased percentage of sales receipts in the current fiscal year;

•
A $6,217,000 gain recognized in the current fiscal year on the sale of the Company's principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada as compared to a $3,399,000 gain on sale of investments, before non-controlling interests’ share of such gain and before taxes, recognized in the prior fiscal year from the sale of our 1.5% interests in the Hualalai Resort and Kona Village Resort;

•	A $2,062,000 increase in equity in income from affiliates recorded as a result of increased operating results of the Kukio Resort land development partnerships; and

•
A $752,000 foreign currency transaction loss in the current year as compared to a $271,000 foreign currency transaction gain in the prior year, both due to the repayment of the U.S. dollar denominated credit facility using Canadian dollars.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 12% in fiscal 2015, as compared to fiscal 2014, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 16% at September 30, 2015, as compared to September 30, 2014. Accordingly, the assets, liabilities, stockholders’ equity, and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net income. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2015 was $873,000, a $1,136,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $2,009,000 in fiscal 2014. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in fiscal 2015 and 2014 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2015 as compared to fiscal 2014. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2015	2014	$	%
Natural gas (Mcf)*	$2.23	$3.84	$(1.61)	(42)%
Oil (Bbls)	$46.44	$80.40	$(33.96)	(42)%
Liquids (Bbls)	$18.16	$46.04	$(27.88)	(61)%

	Annual Net Production
			Increase (Decrease)
	2015	2014	Units	%
Natural gas (Mcf)	1,688,000	1,927,000	(239,000)	(12)%
Oil (Bbls)	78,000	115,000	(37,000)	(32)%
Liquids (Bbls)	65,000	69,000	(4,000)	(6)%
_________________________________________________
*      Natural gas price per unit is net of pipeline charges.

Oil and natural gas revenues decreased $11,290,000 (56%) from $20,298,000 in fiscal 2014 to $9,008,000 in fiscal 2015, primarily due to decreases in prices realized for all products, as well as decreases in production for all products as a result of divestitures of certain oil and natural gas properties and from natural declines in production from older natural gas properties.

The oil and natural gas segment generated a $366,000 operating loss in fiscal 2015 before general and administrative expenses, a decrease in operating results of $5,782,000 as compared to the $5,416,000 operating profit generated in fiscal 2014. Operating results decreased due to the significant decrease in revenues discussed above, partially offset by a decrease of $2,527,000 (28%) in oil and natural gas operating expenses and a decrease of $2,981,000 (50%) in oil and natural gas depletion in the current fiscal year as compared to the prior year.

Oil and natural gas operating expenses in fiscal 2015 decreased primarily due to lower production for natural gas as a result of natural declines in production, a decrease of $705,000 due to divestitures of certain oil and natural gas properties in fiscal 2014, and a 12% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas operating expenses $839,000 as compared to fiscal 2014.

Oil and natural gas depletion decreased in fiscal 2015 as compared to fiscal 2014 primarily due to a 33% decrease in the depletion rate, which decreased depletion by $1,942,000 as compared for fiscal 2014, as a result of divestitures of certain oil and natural gas properties in fiscal 2014 as the proceeds from the sales were credited to the oil and natural gas cost pools in accordance with the full cost method, which resulted in a decrease in the depletable base. Further contributing to the decrease in depletion in fiscal 2015 as compared to fiscal 2014, was a 16% decrease in net production that decreased depletion $649,000 and a 12% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased depletion $394,000.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of single-family residential lots in Increment I from KD I, a land development partnership in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage payments are part of a 2004 transaction where Kaupulehu Developments sold its leasehold interest in Increment I to KD I, which was prior to Barnwell’s affiliation with KD I which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

The following table summarizes the percentage of sales payment revenues received from KD I:

	Year ended September 30,
	2015	2014
Sale of interest in leasehold land:
Proceeds	$3,772,000	$740,000
Fees	(528,000)	(104,000)
Revenues – sale of interest in leasehold land, net	$3,244,000	$636,000

During the year ended September 30, 2015, Barnwell received $3,772,000 in percentage of sales payments from KD I from the sale of six contiguous lots within Phase I of Increment I to a single buyer and 11 lots within Phase II of Increment I. During the year ended September 30, 2014, Barnwell received $740,000 in percentage of sales payments from KD I from the sale of one lot within Phase I of Increment I and two lots within Phase II of Increment I.

As of September 30, 2015, all of the 38 single-family lots in Phase I of Increment I have been sold by KD I. A portion of the 42 single-family lots in Phase II of Increment I have been completed and 14 have been sold as of September 30, 2015. Two residential lots approximately two to three acres in size fronting the ocean are currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues decreased $1,401,000 (22%) to $4,886,000 in fiscal 2015, as compared to $6,287,000 in fiscal 2014, and contract drilling costs decreased $1,334,000 (27%) to $3,692,000 in fiscal 2015, as compared to $5,026,000 in fiscal 2014. The contract drilling segment generated a $922,000 operating profit before general and administrative expenses during fiscal 2015, a decrease in operating results of $30,000 as compared to an operating profit before general and administrative expenses of $952,000 in fiscal 2014. The decrease in operating results was primarily due to decreased water well drilling and water pump installation activity in the current fiscal year, partially offset by higher contract margins as well as the reversal of previously accrued costs for a contract that had encountered difficulties for which the Company had expected to incur additional costs to complete, which was terminated in fiscal 2015.

At September 30, 2015, there was a backlog of four well drilling and three pump installation and repair contracts, of which three well drilling and three pump installation and repair contracts were in progress as of September 30, 2015. The backlog of contract drilling revenues as of December 1, 2015 was approximately $2,700,000, of which $2,000,000 is expected to be realized in fiscal 2016.

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

Gain on sale of investments

On July 25, 2014, Kaupulehu Investors, LLC, a limited liability company 80%-owned by Barnwell, sold its 1.5% passive minority interests in the Hualalai Resort and the Kona Village Resort to an independent third party for $3,399,000. As previous write downs reduced the carrying value of the investments to zero, Barnwell recognized a $3,399,000 gain on this transaction in fiscal 2014, of which $679,000 relates to non-controlling interests. Kaupulehu Investors, LLC’s capital and operating cash call investments in the Hualalai Resort and the Kona Village Resort prior to the sale totaled $3,193,000.

Gas processing and other

Gas processing and other income decreased $430,000 (52%) to $395,000 in fiscal 2015, as compared to $825,000 in fiscal 2014 primarily due to a $271,000 realized foreign currency transaction gain recognized during fiscal 2014 as a result of the repayment of U.S. dollar denominated debt using Canadian dollars.

General and administrative expenses

General and administrative expenses increased $525,000 (7%) to $8,551,000 in fiscal 2015, as compared to $8,026,000 in fiscal 2014. The increase was primarily due to a $752,000 realized foreign currency transaction loss recognized in the current fiscal year as a result of the repayment of U.S. dollar denominated debt using Canadian dollars, a $584,000 decrease in administrative expense reimbursements from oil and natural gas joint venture partners, and an increase in share-based compensation expense due to the fact that general and administrative expenses in the prior fiscal year included a $380,000 reduction in share-based compensation expense as compared to a $140,000 reduction in share-based compensation expense in the current fiscal year. These increases were partially offset by a $608,000 decrease in current compensation costs due to cost reduction efforts, a $156,000 decrease in professional services due to costs associated with the accounting for the acquisition of ownership interests in the Kukio Resort land development partnerships incurred in the prior fiscal year, and a $203,000 decrease in rent expense and moving expenses due to the relocation of the Canadian office in the prior fiscal year.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $3,027,000 (47%) in fiscal 2015 as compared to fiscal 2014 primarily due to the decrease in the oil and natural gas depletion rate as discussed in the "Oil and natural gas" section above.

Impairment of real estate held for sale

During fiscal 2015, Barnwell determined that the carrying value of its real estate held for sale was impaired and recorded a write-down of $316,000, primarily as a result of the decision to accelerate the sale of the home in order to eliminate the holding costs related to the home.

Gain on sales of assets

As a result of the significant impact the sale of Dunvegan had on the relationship between capitalized costs and proved reserves of the sold property and retained properties, Barnwell did not credit the sales proceeds to the full cost pool, but instead calculated a gain on the sale of Dunvegan of $6,217,000 which was recognized in the year ended September 30, 2015, in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X. Refer to the "Oil and Natural Gas Properties" section below for further information.

Also included in gain on sales of assets for the for the year ended September 30, 2015 is a $272,000 gain on the sale of a contract drilling rig and ancillary drilling equipment in May 2015.

There were no such gains or losses on sales of operating assets recognized in the prior year.

Interest expense

Interest expense decreased $349,000 (53%) to $315,000 in fiscal 2015, as compared to $664,000 in fiscal 2014, primarily due to the decrease in average outstanding debt balances as Barnwell repaid $5,000,000 of the Canadian revolving credit facility during fiscal 2014 and an additional $7,000,000 during fiscal 2015, and as a result of a $5,000,000 land investment loan which Barnwell obtained in November 2013 and paid in full in September 2014.

Equity in income (loss) of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $1,580,000 in fiscal 2015, as compared to allocated losses of $482,000 in fiscal 2014. The increase in the allocated partnership income in the current year is due to the increase in the number of single-family residential lots in Increment I sold by KD I as well as an increase in KD I's profit recognition under percentage-of-completion accounting due to additional development expenditures during the year ended September 30, 2015. Future recognition of allocated partnership income or loss is dependent upon development activity and the level of future sales of residential parcels within the partnerships, which are not under our influence or control.

Income taxes

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Year ended September 30,
	2015	2014
United States	$1,011,000	$(629,000)
Canada	1,460,000	1,905,000
	$2,471,000	$1,276,000

Barnwell’s effective consolidated income tax rate for fiscal 2015, after adjusting earnings (loss) before income taxes for non-controlling interests, was 49%, as compared to 47% for fiscal 2014.

On June 29, 2015, the Canadian province of Alberta enacted legislation that increased the provincial corporate tax rate from 10% to 12%, effective July 1, 2015, bringing the total Canadian statutory tax rate applicable to our business from 28.75% to 30.65%. The impact of the enactment, which was not significant, was recorded as a charge to income taxes during the year ended September 30, 2015.

During the year ended September 30, 2015, as a result of significant declines in prices and limited availability of funds for oil and natural gas capital expenditures, Barnwell has determined that it is not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law are realizable. Included in the Canadian deferred income tax benefit for the year ended September 30, 2015 was a $1,028,000 charge to deferred income taxes for the valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable. There was no such valuation allowance recorded in the prior year.

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

Net earnings attributable to non-controlling interests

Earnings attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests totaled $506,000 in fiscal 2015, as compared to $666,000 in fiscal 2014. The $160,000 (24%) change is due primarily to impacts to non-controlling interests of greater percentage of sales proceeds received in the current fiscal year as compared to the prior year offset by the prior year gain on the sale of our investments in the Hualalai Resort and Kona Village Resort joint ventures.

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

In July 2015, the FASB issued ASU 2015-12, "Plan Accounting: (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient." The ASU aims to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II simplifies the investment disclosure requirements for employee benefits plans. Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. The amendment is effective for annual reporting periods beginning after December 15, 2015. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." The ASU eliminates the requirement to account for business combination measurement period adjustments retrospectively. Measurement period adjustments will now be recognized prospectively in the reporting period in which the adjustment amount is determined. The nature and amount of any measurement period adjustments recognized during the reporting period must be disclosed, including the value of the adjustment to each current period income statement line item relating to the income effects that would have been recognized in previous periods if the adjustment to provisional amounts were recognized as of the acquisition date. The amendment is effective for periods beginning after December 15, 2015 and early adoption is permitted. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At September 30, 2015, Barnwell had $15,675,000 in working capital.

Cash Flows

Cash flows used in operations totaled $7,132,000 for fiscal 2015, as compared to cash flows provided by operations of $5,569,000 for the same period in fiscal 2014. This $12,701,000 decrease was primarily due to lower oil and natural gas segment operating results as a result of significant declines in prices for oil, natural gas, and natural gas liquids and a decrease in net production for all products as compared to the prior fiscal year as well as changes in working capital in the current fiscal year.

Net cash provided by investing activities totaled $9,077,000 for fiscal 2015, as compared to $9,078,000 provided by investing activities for fiscal 2014. The current year cash provided by investing activities was primarily related to $6,862,000 in proceeds, net of the amount transferred to restricted cash, received upon the closing of the sale of Dunvegan and $1,145,000 in proceeds received from the sale of one residential parcel. Additionally, there was a $2,608,000 increase in percentage of sales proceeds received and a $1,866,000 decrease in capital expenditures in the current fiscal year as compared to the prior year. The prior year cash flows provided by investing activities was primarily due to proceeds of $13,846,000 received from the sale of oil and natural gas properties and $3,297,000 received from the sale of our investments in joint ventures partially offset by a $5,140,000 payment to acquire interests in the Kukio Resort land development partnerships.

Cash flows used in financing activities totaled $8,709,000 for fiscal 2015, as compared to $6,031,000 for fiscal 2014. The $2,678,000 increase in cash used was primarily due to a $2,118,000 increase in net debt repayments and an increase of $442,000 in restricted cash related to our real estate loan in the current fiscal year as compared to the prior year.

Credit Arrangements

On April 10, 2015, Barnwell’s revolving credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provided for a decrease in the aggregate principal amount of the credit facility to $6,500,000 Canadian dollars from $11,800,000 Canadian dollars. This reduction in the borrowing capacity was largely due to a tightening credit market for oil and natural gas companies due to the uncertainty of future oil and natural gas prices and significant declines in Royal Bank of Canada’s forecast of oil and natural gas prices. On September 30, 2015, the credit facility was further reduced by the bank to $1,000,000 Canadian dollars, or U.S. $747,000 at the September 30, 2015 exchange rate, as a result of the sale of the Company's principal oil and natural gas property, Dunvegan, in September 2015. Barnwell repaid the credit facility in full from the proceeds of the disposition. The other material terms of the credit facility remain unchanged.

Barnwell repaid $7,000,000 of the Canadian revolving credit facility during the year ended September 30, 2015 and realized foreign currency transaction losses of $752,000 as a result of the repayment of U.S. dollar denominated debt using Canadian dollars. During the year ended September 30, 2014, Barnwell repaid $5,000,000 of the credit facility and realized foreign currency transaction gains of $271,000 as a result of the repayment of U.S. dollar denominated debt using Canadian dollars.

The Canadian revolving credit facility is available in U.S. dollars at LIBOR plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. In January 2015, the loan was amended to change the monthly principal and interest payments to monthly interest-only payments effective February 1, 2015. All other terms of the loan remained unchanged. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at September 30, 2015 was 3.59%. The principal balance and any accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or the residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

In October 2014, Kaupulehu 2007 sold one of its residential parcels for net proceeds of $1,145,000 and, with approval from the bank, $473,000 was used to pay down the principal balance of the loan, $200,000 was deposited into a cost reserve account, and the remaining proceeds were released to Barnwell.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio. However, in June 2015, the bank suspended these financial covenants in exchange for an interest reserve account, which had a balance of $242,000 at September 30, 2015. These financial covenants will remain suspended as long as there are sufficient funds in the interest reserve account.

Oil and Natural Gas Capital Expenditures

Due to the aforementioned impacts of the decline in oil and natural gas prices which negatively affected Barnwell's cash flows and liquidity as well as the borrowing capacity of our Canadian revolving credit facility, oil and natural gas capital expenditures were restricted. Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, decreased $4,000 from $2,282,000 in fiscal 2014 to $2,278,000 in fiscal 2015. Of the $2,278,000 of total oil and natural gas properties investments for fiscal 2015, $832,000 (37%) was for the acquisition of additional working interests in oil and natural gas properties and $1,446,000 (63%) was for facilities and pipeline upgrades and workovers to bring certain previously shut-in wells back onto production.

The following table sets forth the gross and net numbers of oil and natural gas wells Barnwell participated in drilling for the last two fiscal years:

	2015		2014
	Gross	Net	Gross	Net
Exploratory oil and natural gas wells	—	—	—	—
Development oil and natural gas wells	—	—	4	1.6
Successful oil and natural gas wells	—	—	4	1.6
Unsuccessful oil and natural gas wells	—	—	—	—

Barnwell estimates that investments in oil and natural gas properties for fiscal 2016 will range from $2,500,000 to $7,500,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Properties

2015 Acquisitions

On November 13, 2014, Barnwell completed the acquisition of additional working interests in oil and natural gas properties located in the Progress area of Alberta, Canada for cash consideration of $526,000.

On August 27, 2015, Barnwell completed the acquisition of additional working interests in oil and natural gas properties located in the Progress area of Alberta, Canada for cash consideration of $306,000.

2015 Disposition

Barnwell entered into a purchase and sale agreement with an independent third party and, in September 2015, sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The sales price per the agreement was adjusted for preliminary purchase price adjustments to $21,875,000 in order to, among other things, reflect an economic effective date of April 1, 2015. Barnwell's share, after broker's fees and other closing costs, was $14,162,000 and third parties, who were working interest owners in the properties prior to the sale, share, in the aggregate, was $7,247,000. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after the September 2015 closing date.

From Barnwell's net proceeds, $7,135,000 was withheld in an escrow account for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the escrow agent is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell.

The relationship between capitalized costs and proved reserves of the sold property and retained properties is significant as there was a 220% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Dunvegan of $6,217,000 in the year ended September 30, 2015 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation, were asset retirement obligations of $2,013,000 assumed by the purchaser.

The sale of Dunvegan resulted in a 60% decrease in our proved natural gas reserves and a 34% decrease in our proved oil and natural gas liquids reserves. In fiscal 2015, Dunvegan accounted for 74% of our net natural gas production and 44% of our net oil and natural gas liquids production, and contributed 46% of our total oil and natural gas revenues.

2014 Dispositions

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

During the year ended September 30, 2014, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $692,000.

In accordance with full cost method rules, property sales are credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. No gain or loss was recognized in fiscal 2014 as these unplanned sales to multiple counterparties in unrelated transactions did not individually result in a significant alteration of the relationship between capitalized costs and proved reserves.

Total proceeds received from sales of oil and natural gas properties during the year ended September 30, 2014 was $13,846,000.

Asset Retirement Obligation

In July 2014, the Alberta Energy Regulator introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were noncompliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year. The impact of this program was incorporated into Barnwell's estimate of its asset retirement obligations beginning in fiscal 2014. At September 30, 2015, the current portion of the asset retirement obligation was $506,000.

Other Considerations

Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales, and natural declines in production and increasing costs due to the age of Barnwell's properties, Barnwell's oil and natural gas segment is projected to have negative cash flow from operations at current prices and production levels. These factors have also resulted in the significant decrease in the borrowing capacity of our Canadian revolving credit facility. Consequently, Barnwell is reliant upon the release of the Dunvegan sales proceeds held in escrow, the timing of which is uncertain, and land investment segment proceeds from percentage of sales payments and any potential future cash distributions from the Kukio Resort land development partnerships in order to provide sufficient liquidity to fund our future cash needs, including capital expenditures, asset retirement obligations, and general and administrative expenses. Furthermore, even if the release of the Dunvegan sales proceeds held in escrow and land investment segment proceeds provide sufficient liquidity, all or a portion of those proceeds may be needed to fund ongoing operating and general and administrative expenses and asset retirement obligations, in which case such proceeds would not be reinvested.

The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort land development partnerships are not under our influence or control and are highly uncertain, and the amount of future proceeds may not provide the liquidity required. There is no assurance with regards to the amount of any such future proceeds. Our liquidity issues may force us to drastically curtail existing operations, reduce or delay capital expenditures, or sell assets on less favorable terms. There can be no assurance the Company will be able to secure the sale of any of its assets or realize enough proceeds from such sales to fund its operations or to otherwise resolve its liquidity issues. Such issues could have a material adverse impact on our business, financial condition and results of operations. If liquidity issues continue beyond one year and are such that the Company is not able to sufficiently reinvest its restricted cash, the Company's ability to continue as a going concern in the longer term will become questionable.

Contractual Obligations

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

Contingencies

Environmental

In January 2015, there was an oil and salt water release from one of our operated oil pipelines in Alberta, Canada. We have estimated that the gross probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we have recovered substantially all of the monies from the other working interest owners for their share of the costs. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and as of September 30, 2015, we have collected $722,000 in insurance proceeds and have recorded a receivable of $381,000 for the remaining estimated recovery amount which was collected subsequent to year-end. The total estimated net financial impact for Barnwell, which includes the insurance deductible, estimated legal fees and estimated monitoring and other costs, at September 30, 2015 was approximately $223,000, which has been recorded as a charge to operating results in the year ended September 30, 2015. The remaining estimated liability related to Barnwell's net cost for the release is $75,000 at September 30, 2015.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 7 in the “Notes to Consolidated Financial Statements” in Item 8 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

ITEM 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
Barnwell Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, cash flows, and equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Honolulu, Hawaii
December 16, 2015

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$8,471,000	$16,104,000
Restricted cash	7,458,000	—
Accounts and other receivables, net of allowance for doubtful accounts	2,300,000	2,910,000
Investment held for sale	1,192,000	1,139,000
Real estate held for sale	5,132,000	5,448,000
Other current assets	1,125,000	919,000
Total current assets	25,678,000	26,520,000
Restricted cash, net of current portion	119,000	—
Investments	6,288,000	5,900,000
Property and equipment, net	9,468,000	22,350,000
Total assets	$41,553,000	$54,770,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,653,000	$3,453,000
Accrued capital expenditures	363,000	519,000
Accrued incentive and other compensation	560,000	1,085,000
Accrued operating and other expenses	1,343,000	2,464,000
Billings in excess of costs	569,000	594,000
Payable to joint interest owners	428,000	915,000
Current portion of long-term debt	3,440,000	4,449,000
Current portion of asset retirement obligation	506,000	978,000
Other current liabilities	141,000	66,000
Total current liabilities	10,003,000	14,523,000
Long-term debt	—	6,650,000
Liability for retirement benefits	5,409,000	4,266,000
Asset retirement obligation	6,430,000	8,185,000
Deferred income taxes	449,000	1,201,000
Total liabilities	22,291,000	34,825,000
Commitments and contingencies (Note 16)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at September 30, 2015 and 2014	4,223,000	4,223,000
Additional paid-in capital	1,335,000	1,315,000
Retained earnings	17,467,000	16,204,000
Accumulated other comprehensive loss, net	(2,122,000)	(258,000)
Treasury stock, at cost:
167,900 shares at September 30, 2015 and 2014	(2,286,000)	(2,286,000)
Total stockholders’ equity	18,617,000	19,198,000
Non-controlling interests	645,000	747,000
Total equity	19,262,000	19,945,000
Total liabilities and equity	$41,553,000	$54,770,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2015	2014
Revenues:
Oil and natural gas	$9,008,000	$20,298,000
Contract drilling	4,886,000	6,287,000
Sale of interest in leasehold land, net	3,244,000	636,000
Gain on sale of investments	—	3,399,000
Gas processing and other	395,000	825,000
	17,533,000	31,445,000
Costs and expenses:
Oil and natural gas operating	6,387,000	8,914,000
Contract drilling operating	3,692,000	5,026,000
General and administrative	8,551,000	8,026,000
Depletion, depreciation, and amortization	3,364,000	6,391,000
Impairment of real estate held for sale	316,000	—
Interest expense	315,000	664,000
Gain on sales of assets	(6,489,000)	—
	16,136,000	29,021,000
Earnings before equity in income (loss) of affiliates and income taxes	1,397,000	2,424,000
Equity in income (loss) of affiliates	1,580,000	(482,000)
Earnings before income taxes	2,977,000	1,942,000
Income tax provision	1,208,000	604,000
Net earnings	1,769,000	1,338,000
Less: Net earnings attributable to non-controlling interests	506,000	666,000
Net earnings attributable to Barnwell Industries, Inc. stockholders	$1,263,000	$672,000
Basic net earnings per common share
attributable to Barnwell Industries, Inc. stockholders	$0.15	$0.08
Diluted net earnings per common share
attributable to Barnwell Industries, Inc. stockholders	$0.15	$0.08
Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160
Diluted	8,277,160	8,278,292
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
	2015	2014
Net earnings	$1,769,000	$1,338,000
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(873,000)	(2,009,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	105,000	16,000
Net actuarial losses arising during the period, net of taxes of $0	(1,096,000)	(1,256,000)
Total other comprehensive loss	(1,864,000)	(3,249,000)
Total comprehensive loss	(95,000)	(1,911,000)
Less: Comprehensive income attributable to non-controlling interests	506,000	666,000
Comprehensive loss attributable to Barnwell Industries, Inc.	$(601,000)	$(2,577,000)
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2015	2014
Cash flows from operating activities:
Net earnings	$1,769,000	$1,338,000
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Depletion, depreciation, and amortization	3,364,000	6,391,000
Equity in (income) loss of affiliates	(1,580,000)	482,000
Gain on sale of oil and natural gas properties	(6,217,000)	—
Gain on sale of contract drilling assets	(272,000)	—
Gain on sale of investments	—	(3,399,000)
Impairment of real estate held for sale	316,000	—
Foreign exchange loss (gain)	752,000	(271,000)
Imputed interest income on note receivable	(22,000)	—
Retirement benefits expense	408,000	245,000
Accretion of asset retirement obligation	632,000	624,000
Deferred income tax benefit	(415,000)	(707,000)
Asset retirement obligation payments	(655,000)	(111,000)
Share-based compensation benefit	(140,000)	(380,000)
Retirement plan contributions	(256,000)	(356,000)
Sale of interest in leasehold land, net	(3,244,000)	(636,000)
(Decrease) increase from changes in current assets and liabilities	(1,572,000)	2,349,000
Net cash (used in) provided by operating activities	(7,132,000)	5,569,000
Cash flows from investing activities:
Proceeds from sale of oil and natural gas assets	14,162,000	13,846,000
Proceeds from sale of contract drilling assets	368,000	—
Proceeds from sale of investments	1,145,000	3,297,000
Proceeds from sale of interest in leasehold land, net of fees paid	3,244,000	636,000
Proceeds from gas over bitumen royalty adjustments	—	15,000
Payment to acquire oil and natural gas properties	(832,000)	—
Payment to acquire interest in affiliates	—	(5,140,000)
Increase in restricted cash from investing activities	(7,300,000)	—
Capital expenditures	(1,710,000)	(3,576,000)
Net cash provided by investing activities	9,077,000	9,078,000
Cash flows from financing activities:
Proceeds from long-term debt borrowings	—	5,000,000
Repayments of long-term debt	(7,659,000)	(10,541,000)
Increase in restricted cash from financing activities	(442,000)	—
Contributions from non-controlling interests	120,000	215,000
Distributions to non-controlling interests	(728,000)	(705,000)
Net cash used in financing activities	(8,709,000)	(6,031,000)
Effect of exchange rate changes on cash and cash equivalents	(869,000)	(340,000)
Net (decrease) increase in cash and cash equivalents	(7,633,000)	8,276,000
Cash and cash equivalents at beginning of year	16,104,000	7,828,000
Cash and cash equivalents at end of year	$8,471,000	$16,104,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years ended September 30, 2014 and 2015

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2013	8,277,160	$4,223,000	$1,289,000	$15,532,000	$2,991,000	$(2,286,000)	$571,000	$22,320,000
Contributions from non-controlling interests							215,000	215,000
Distributions to non-controlling interests							(705,000)	(705,000)
Net earnings				672,000			666,000	1,338,000
Share-based compensation			26,000					26,000
Foreign currency translation adjustments, net of taxes of $0					(2,009,000)			(2,009,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					16,000			16,000
Net actuarial losses arising during the period, net of taxes of $0					(1,256,000)			(1,256,000)
Balance at September 30, 2014	8,277,160	4,223,000	1,315,000	16,204,000	(258,000)	(2,286,000)	747,000	19,945,000
Contributions from non-controlling interests							120,000	120,000
Distributions to non-controlling interests							(728,000)	(728,000)
Net earnings				1,263,000			506,000	1,769,000
Share-based compensation			20,000					20,000
Foreign currency translation adjustments, net of taxes of $0					(873,000)			(873,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					105,000			105,000
Net actuarial losses arising during the period, net of taxes of $0					(1,096,000)			(1,096,000)
Balance at September 30, 2015	8,277,160	$4,223,000	$1,335,000	$17,467,000	$(2,122,000)	$(2,286,000)	$645,000	$19,262,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2015 AND 2014

1.                                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada, 2) investing in land interests in Hawaii, 3) drilling wells and installing and repairing water pumping systems in Hawaii, and 4) developing homes for sale in Hawaii.

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

Restricted Cash

Restricted cash consists of a portion of the proceeds from the sale of Dunvegan held in an escrow account for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes as well as deposits in an interest reserve account and a cost reserve account for our real estate loan. The precise timing for the release of the Dunvegan proceeds held in escrow cannot be determined however based on historical experience we believe it to be less than one year.

Concentration of Credit Risk

We maintain bank account balances with high quality financial institutions which often exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

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

Investment Held for Sale

Barnwell’s investment in one residential parcel is reported at the lower of the asset carrying value or fair value less costs to sell. The recorded balance is evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable. This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, uncertainty about future events, including changes in economic conditions, changes in operating performance, changes in the use of the asset, and ongoing cost of maintenance and improvements of the asset. Changes in these and other assumptions may require impairment charges that may materially impact the Company’s future operating results. If economic conditions worsen in the future or if difficult market conditions extend beyond the Company’s expectations resulting in a decrease in the fair value of the aforementioned asset below carrying value, the Company will be required to record an impairment loss.

Investment property is classified as held for sale if management commits to a plan to sell the property, the Company actively markets the property in its current condition for a price that is reasonable in comparison to its fair value or management considers the sale of such property within one year of the balance sheet date to be probable.

Investments in Real Estate

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

Equity Method Investments

Affiliated companies, which are limited partnerships or similar entities, in which Barnwell holds more than a 3% to 5% ownership interest, are accounted for as equity method investments. Equity method investment adjustments include Barnwell’s proportionate share of investee income or loss, adjustments to recognize certain differences between Barnwell’s carrying value and Barnwell’s equity in net assets of the investee at the date of investment, impairments and other adjustments required by the equity method. Gains or losses are realized when such investments are sold.

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

Barnwell analyzes its unconsolidated affiliates in which it has an investment to determine whether the unconsolidated entities are VIEs and, if so, whether the Company is the primary beneficiary. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. Our unconsolidated affiliates that have been determined to be VIEs are accounted under the equity method because we do not have a controlling financial interest and are therefore not the VIE’s primary beneficiary (see Note 7).

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

Under the full cost method of accounting, we review the carrying value of our oil and natural gas properties, on a country-by-country basis, each quarter in what is commonly referred to as the ceiling test. Under the ceiling test, capitalized costs, net of accumulated depletion and oil and natural gas related deferred income taxes, may not exceed an amount equal to the sum of 1) the discounted present value (at 10%), using average first-day-of-the-month prices during the 12-month period ending as of the balance sheet date held constant over the life of the reserves, of Barnwell’s estimated future net cash flows from estimated production of proved oil and natural gas reserves as determined by independent petroleum reserve engineers, less estimated future expenditures to be incurred in developing and producing the proved reserves but excluding future cash outflows associated with settling asset retirement obligations; plus 2) the cost of major development projects and unproven properties not subject to depletion, if any; plus 3) the lower of cost or estimated fair value of unproven properties included in costs subject to depletion; less 4) related income tax effects. If net capitalized costs exceed this limit, the excess is expensed. Depletion is computed using the units-of-production method whereby capitalized costs, net of estimated salvage values, plus estimated future costs to develop proved reserves and satisfy asset retirement obligations, are amortized over the total estimated proved reserves on a country-by-country basis. Investments in major development projects are not depleted until either proved reserves are associated with the projects or impairment has been determined. Proceeds from the disposition of oil and natural gas properties are credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves in a particular country.

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

Retirement Plans

Barnwell accounts for its defined benefit pension plan, Supplemental Employee Retirement Plan, and postretirement medical insurance benefits plan by recognizing the over-funded or under-funded status as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. See further discussion at Note 11.

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

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The actual fair value of plan assets and estimated rate of return is used to determine the expected investment return during the year. The estimated rate of return on plan assets is based on historical trends combined with long-term expectations, the mix of plan assets and long-term inflation assumptions. A decrease (increase) of 50 basis points in the expected return on assets assumption would increase (decrease) pension expense by approximately $33,000 based on the assets of the plan at September 30, 2015.

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

Barnwell recognizes an insurance receivable related to environmental expenditures when collection of the receivable is deemed probable. Any recognition of an insurance receivable is recorded by crediting and offsetting the original charge. Any differential arising between insurance recoveries and insurance receivables is expensed or capitalized, consistent with the original treatment.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at the year-end exchange rate. Operating results of foreign subsidiaries are translated at average exchange rates during the period. Translation adjustments have no effect on net income and are included in “Accumulated other comprehensive loss, net” in stockholders’ equity.

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

2.                                    LIQUIDITY

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. Barnwell's net proceeds from the sale, after broker's fees and other closing costs, were $14,162,000 of which $7,135,000 was withheld in an escrow account for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the escrow agent is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell. Management believes all necessary Canadian income taxes related to the sale have been paid as of September 30, 2015, however the sufficiency of Canadian income taxes paid and the precise timing for and amount of the release of these funds to Barnwell cannot be determined until formal determination by the Canada Revenue Agency. The sales proceeds received upon closing were used for Canadian income tax payments and repayment of the $4,800,000 outstanding on Barnwell's Canadian revolving credit facility; repaying the credit facility in full. As a result of the sale, our Canadian revolving credit facility was amended on September 30, 2015 to decrease the amount of the borrowing capacity to $1,000,000 Canadian dollars, from $6,500,000 Canadian dollars, or U.S. $747,000 at the September 30, 2015 exchange rate. As of September 30, 2015, Barnwell had $15,675,000 in working capital.

Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales, and natural declines in production and increasing costs due to the age of Barnwell's properties, Barnwell's oil and natural gas segment is projected to have negative cash flow from operations at current prices and production levels. These factors have also resulted in the significant decrease in the borrowing capacity of our Canadian revolving credit facility. Consequently, Barnwell is reliant upon the release of the Dunvegan sales proceeds held in escrow, the timing of which is uncertain, and land investment segment proceeds from percentage of sales payments and any potential future cash distributions from the Kukio Resort land development partnerships in order to provide sufficient liquidity to fund our future cash needs, including capital expenditures, asset retirement obligations, and general and administrative expenses. Furthermore, even if the release of the Dunvegan sales proceeds held in escrow and land investment segment proceeds provide sufficient liquidity, all or a portion of those proceeds may be needed to fund ongoing operating and general and administrative expenses and asset retirement obligations, in which case such proceeds would not be reinvested.

The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort land development partnerships are not under our influence or control and are highly uncertain, and the amount of future proceeds may not provide the liquidity required. There is no assurance with regards to the amount of any such future proceeds. Our liquidity issues may force us to drastically curtail existing operations, reduce or delay capital expenditures, or sell assets on less favorable terms. There can be no assurance the Company will be able to secure the sale of any of its assets or realize enough proceeds from such sales to fund its operations or to otherwise resolve its liquidity issues. Such issues could have a material adverse impact on our business, financial condition and results of operations. If liquidity issues continue beyond one year and are such that the Company is not able to sufficiently reinvest its restricted cash, the Company's ability to continue as a going concern in the longer term will become questionable.

3.                                   EARNINGS PER COMMON SHARE

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

Options to purchase 621,250 and 807,250 shares of common stock were excluded from the computation of diluted shares for fiscal years 2015 and 2014, respectively, as their inclusion would have been antidilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Year ended September 30, 2015
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$1,263,000	8,277,160	$0.15
Effect of dilutive securities - common stock options	—	—
Diluted net earnings per share	$1,263,000	8,277,160	$0.15

	Year ended September 30, 2014
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$672,000	8,277,160	$0.08
Effect of dilutive securities - common stock options	—	1,132
Diluted net earnings per share	$672,000	8,278,292	$0.08

4.                                   SHARE-BASED PAYMENTS

The Company’s share-based compensation benefit and related income tax effects are as follows:

	Year ended September 30,
	2015	2014
Share-based compensation benefit	$(140,000)	$(380,000)
Income tax effect	$—	$—

Share-based compensation benefit recognized in earnings for the years ended September 30, 2015 and 2014 are reflected in “General and administrative” expenses in the Consolidated Statements of Operations. There was no impact on income taxes for the years ended September 30, 2015 and 2014 due to a full valuation allowance on the related deferred tax asset.

Description of Share-Based Payment Arrangements

The Company’s stock option plans are administered by the Compensation Committee of the Board of Directors.

The stockholder-approved 2008 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 800,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2015, a total of 62,500 share options remain available for grant. Stock options grants include nonqualified stock options that have exercise prices equal to Barnwell’s stock price on the date of grant, vest annually over a service period of four years commencing one year from the date of grant and expire ten years from the date of grant. Certain options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises when the optionee requests shares.

As of September 30, 2015, there was $24,000 of total unrecognized compensation cost related to nonvested share options. That cost is expected to be recognized over 2.2 years.

Equity-classified Awards

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2014 through September 30, 2015 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2014	90,000	$6.75
Granted	—
Exercised	—
Expired/Forfeited	(60,000)	8.62
Outstanding at September 30, 2015	30,000	$3.01	8.2	$—
Exercisable at September 30, 2015	7,500	$3.01	8.2	$—

Total share-based compensation expense for equity-classified awards vested in the years ended September 30, 2015 and 2014 was $20,000 and $26,000, respectively.

Liability-classified Awards

Compensation cost for liability-classified awards is remeasured to current fair value using a closed-form valuation model based on current values at each period end with the change in fair value recognized as an expense or benefit until the award is settled.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

Year ended September 30,
	2015	2014
Expected volatility range	51.5% to 61.6%	29.0% to 57.2%
Weighted-average volatility	52.4%	45.4%
Expected dividends	None	None
Expected term (in years)	2.2 to 8.2	0.2 to 9.2
Risk-free interest rate	0.6% to 1.9%	0.1% to 2.5%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2014 through September 30, 2015 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2014	747,250	$8.15
Granted	—
Exercised	—
Expired/Forfeited	(156,000)	8.80
Outstanding at September 30, 2015	591,250	$7.98	3.6	$—
Exercisable at September 30, 2015	568,750	$8.18	3.4	$—

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Year ended September 30,
	2015	2014
Due to vesting	$10,000	$21,000
Due to remeasurement	(170,000)	(427,000)
Total share-based compensation benefit for liability-based awards	$(160,000)	$(406,000)

5.                                   ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $23,000 and $34,000 as of September 30, 2015 and 2014, respectively. Included in accounts receivable are contract retainage balances of $257,000 and $202,000 as of September 30, 2015 and 2014, respectively. The retainage balance as of September 30, 2015 is expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

Costs and estimated earnings on uncompleted contracts are as follows:

	September 30,
	2015	2014
Costs incurred on uncompleted contracts	$1,890,000	$6,049,000
Estimated earnings	226,000	472,000
	2,116,000	6,521,000
Less billings to date	2,503,000	7,094,000
	$(387,000)	$(573,000)

Costs and estimated earnings on uncompleted contracts are included in the Consolidated Balance Sheets as follows:

	September 30,
	2015	2014
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$182,000	$21,000
Billings in excess of costs and estimated earnings on uncompleted contracts	(569,000)	(594,000)
	$(387,000)	$(573,000)

6.                                   REAL ESTATE HELD FOR SALE

Kaupulehu 2007 currently owns one luxury residence that is available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

7.                                   INVESTMENTS

A summary of Barnwell’s non-current investments is as follows:

	September 30,
	2015	2014
Investment in Kukio Resort land development partnerships	$6,238,000	$4,658,000
Investment in residential parcel	—	1,192,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total non-current investments	$6,288,000	$5,900,000

Investment in residential parcels

At September 30, 2015, Kaupulehu 2007 owned one residential parcel in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean, which is classified as a current asset and included in "Investment held for sale" in the Consolidated Balance Sheet at September 30, 2015.

A second residential parcel, which was included in investment held for sale at September 30, 2014, was sold in October 2014 for $1,250,000 for a nominal loss which is included in "General and administrative" expenses in the Consolidated Statements of Operations.

Investment in Kukio Resort land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 28 lots remain to be sold at Kaupulehu Increment I, two ocean front parcels in Kaupulehu Increment II are currently being developed for eventual sale, and one lot remains at Maniniowali, as well as from commission on real estate sales by the real estate sales office.

The limited liability limited partnership agreements provide for a priority return of Barnwell’s investment prior to profit distributions, however there is no assurance as to the timing or amount of any future cash distributions from the partnerships. Net profits, losses and cash flows of the partnerships are allocated to Barnwell and the other partners at varying percentages based on whether the initial and any additional capital contributions plus any preferred returns due to contributing partners have been repaid to the investors.

Barnwell’s share of the income of its equity affiliates was $1,580,000 for the year ended September 30, 2015, and the share of the loss of its equity affiliates was $482,000 for the year ended September 30, 2014. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $390,000 as of September 30, 2015, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference for the capitalized development costs will be recognized as the partnerships sell lots and recognize the associated costs. The basis difference for the note receivable will be recognized as the partnerships sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustment for the year ended September 30, 2015 was an $82,000 increase in equity in income of affiliates, and the basis difference adjustment for the year ended September 30, 2014 was inconsequential.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at September 30, 2015 totaled approximately $4,144,000 and relate to certain construction contracts of KD I. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I, and certain other partners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of September 30, 2015, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $10,382,000, consisting of the carrying value of the investment of $6,238,000 and $4,144,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Year ended	November 27, 2013 -
	September 30, 2015	September 30, 2014
Revenue	$29,898,000	$5,114,000
Gross profit	$13,594,000	$2,058,000
Net income (loss)	$7,500,000	$(1,614,000)

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 18).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2015, 17 single-family lots in Increment I were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2015 to $199,000,000.

The following table summarizes the Increment I percentage of sales payment revenues received from KD I:

	Year ended September 30,
	2015	2014
Sale of interest in leasehold land:
Proceeds	$3,772,000	$740,000
Fees	(528,000)	(104,000)
Revenues – sale of interest in leasehold land, net	$3,244,000	$636,000

As of September 30, 2015, all of the 38 single-family lots in Phase I of Increment I have been sold by KD I. Forty-two single-family lots are planned for Phase II of Increment I, for a total of 80 single-family lots planned for Increment I. A portion of the 42 single-family lots in Phase II of Increment I have been completed and 14 of the lots have been sold as of September 30, 2015.

Two residential lots approximately two to three acres in size fronting the ocean are also currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development. Kaupulehu Developments is entitled to receive future payments from KD II based on a percentage of the sales prices of the residential lots or units, as well as additional payments after the members of KD II have received distributions equal to the capital they invested in the project. It is uncertain when or if KD II will develop the other areas of Increment II.

There is no assurance with regards to the amounts of future payments from Increment I or Increment II to be received.

Investment in leasehold land interest – Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

Investment in joint ventures

On July 25, 2014, Kaupulehu Investors, LLC, an entity in which Barnwell has an 80% interest, received $3,297,000 for the sale of its 1.5% passive minority interests in the Hualalai Resort and Kona Village Resort to an independent third party, with an additional $102,000 received in fiscal 2015 relating to the sale of an interest in a related utility. Kaupulehu Investors, LLC previously wrote off its investment in the Hualalai Resort due to its other-than-temporary decline in fair value and in Kona Village Resort as a result of the March 2011 tsunami which caused the resort to shut down indefinitely. As these previous write downs reduced the carrying value of the investments to zero, Barnwell recognized a $3,399,000 gain on this transaction in the year ended September 30, 2014, which is reflected in “Gain on sale of investments” in the Consolidated Statements of Operations, of which $679,000 relates to non-controlling interests. Kaupulehu Investors, LLC’s capital and operating cash call investments in the Hualalai Resort and the Kona Village Resort prior to the sale totaled $3,193,000.

8.                           OIL AND NATURAL GAS PROPERTIES

Acquisitions

On November 13, 2014, Barnwell completed the acquisition of additional working interests in oil and natural gas properties located in the Progress area of Alberta, Canada, for cash consideration. The sales price per the agreement was adjusted for customary purchase price adjustments to $526,000 in order to, among other things, reflect an economic effective date of July 1, 2014.

The Progress acquisition was accounted for under the acquisition method of accounting, and as such, Barnwell estimated the fair value of the acquired property as of the November 13, 2014 acquisition date. The following table summarizes the allocation of the consideration paid to acquire the properties to the assets acquired and liabilities assumed in the transaction as of the acquisition date. See Note 15 for further information regarding the fair value measurement inputs.

Property and equipment	$751,000
Asset retirement obligation	(225,000)
Net identifiable assets acquired	$526,000

On August 27, 2015, Barnwell completed the acquisition of additional working interests in oil and natural gas properties located in the Progress area of Alberta, Canada, for cash consideration. The sales price per the agreement was adjusted for customary purchase price adjustments to $306,000 in order to, among other things, reflect an economic effective date of June 1, 2015. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in material adjustments.

The Progress acquisition was accounted for under the acquisition method of accounting, and as such, Barnwell estimated the fair value of the acquired property as of the August 27, 2015 acquisition date. The following table summarizes the allocation of the consideration paid to acquire the properties to the assets acquired and liabilities assumed in the transaction as of the acquisition date. See Note 15 for further information regarding the fair value measurement inputs.

Property and equipment	$397,000
Asset retirement obligation	(91,000)
Net identifiable assets acquired	$306,000

The results of operations for both of the Progress acquisitions have been included in the consolidated financial statements from the closing dates. Pro forma information is not presented as the pro forma results would not be materially different from the information presented in the Consolidated Statements of Operations.

2015 Disposition

Barnwell entered into a purchase and sale agreement with an independent third party and, in September 2015, sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The sales price per the agreement was adjusted for preliminary purchase price adjustments to approximately $21,875,000 in order to, among other things, reflect an economic effective date of April 1, 2015. Barnwell's share, after broker's fees and other closing costs, was approximately $14,162,000 and third parties', who were working interest owners in the properties prior to the sale, share, in the aggregate, was approximately $7,247,000. The final determination of the customary adjustments to the purchase price will be made by the parties approximately 180 days after the September 2015 closing date.

From Barnwell's net proceeds, $7,135,000 was withheld in an escrow account for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale which is included in “Restricted cash” on the Consolidated Balance Sheets. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the escrow agent is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell.

The relationship between capitalized costs and proved reserves of the sold property and retained properties is significant as there was a 220% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Dunvegan of $6,217,000 in the year ended September 30, 2015 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation, were asset retirement obligations of $2,013,000 assumed by the purchaser.

The unaudited pro forma results of operations are presented below as though the disposition of Dunvegan occurred on October 1, 2014. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the disposition had been completed on such date or to project our results of operations for any future date or period. The pro forma information includes adjustments to oil and natural gas segment revenues and operating expenses based on the actual results of operations related to Dunvegan, as well as adjustments for estimated depletion, accretion expense, general and administrative expenses, and income taxes based on an allocation of the estimated impact of Dunvegan on those amounts.

	Year ended September 30, 2015
Pro forma (unaudited)	Historical	Pro forma
Total revenues	$17,533,000	$13,235,000
Net earnings (loss)	$1,769,000	$(761,000)
Net earnings (loss) attributable to Barnwell Industries, Inc. stockholders	$1,263,000	$(1,267,000)
Net earnings (loss) per common share attributable to Barnwell Industries, Inc. stockholders.	$0.15	$(0.15)

2014 Dispositions

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

During the year ended September 30, 2014, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $692,000.

Total proceeds received from sales of oil and natural gas properties during the year ended September 30, 2014 was $13,846,000.

No gain or loss was recognized in fiscal 2014 as these unplanned sales to multiple counterparties in unrelated transactions did not individually result in a significant alteration of the relationship between capitalized costs and proved reserves.

Pro forma information is not presented for fiscal 2014 dispositions as the pro forma results, individually and in the aggregate, would not be materially different from the information presented in the Consolidated Statements of Operations.

9.                                   PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION
Barnwell’s property and equipment is detailed as follows:

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, and Amortization	Net Property and Equipment
At September 30, 2015:
Land		$863,000	$—	$863,000
Oil and natural gas properties
(full cost accounting)		63,105,000	(57,460,000)	5,645,000
Drilling rigs and equipment	3 – 10 years	6,598,000	(5,825,000)	773,000
Offices	40 years	2,420,000	(445,000)	1,975,000
Other property and equipment	3 – 17 years	2,967,000	(2,755,000)	212,000
Total		$75,953,000	$(66,485,000)	$9,468,000

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, and Amortization	Net Property and Equipment
At September 30, 2014:
Land		$863,000	$—	$863,000
Oil and natural gas properties
(full cost accounting)		209,702,000	(191,478,000)	18,224,000
Drilling rigs and equipment	3 – 10 years	6,759,000	(5,754,000)	1,005,000
Offices	40 years	2,420,000	(384,000)	2,036,000
Other property and equipment	3 – 17 years	3,279,000	(3,057,000)	222,000
Total		$223,023,000	$(200,673,000)	$22,350,000

See Note 8 for discussion of acquisitions and divestitures of oil and natural gas properties in fiscal 2015 and 2014.

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2015	2014
Asset retirement obligation as of beginning of year	$9,163,000	$7,520,000
Obligations incurred on new wells drilled or acquired	316,000	105,000
Liabilities associated with properties sold	(2,013,000)	(718,000)
Revision of estimated obligation	918,000	2,437,000
Accretion expense	632,000	624,000
Payments	(655,000)	(111,000)
Foreign currency translation adjustment	(1,425,000)	(694,000)
Asset retirement obligation as of end of year	6,936,000	9,163,000
Less current portion	(506,000)	(978,000)
Asset retirement obligation, long-term	$6,430,000	$8,185,000

Asset retirement obligations were reduced by $2,013,000 and $718,000 in fiscal 2015 and 2014, respectively, for those obligations that were assumed by purchasers of Barnwell's oil and natural gas properties. Barnwell recognized an additional $918,000 and $2,437,000 of abandonment and reclamation capitalized costs and liabilities in fiscal 2015 and 2014, respectively, for upward revisions to prior year estimates of costs as a result of the receipt of new and more specific information regarding costs to abandon wells similar to Barnwell’s. Additionally, in the prior year, a portion of the revision in estimate was related to the Inactive Well Compliance Program, which was introduced by the Alberta Energy Regulator in July 2014, which resulted in the acceleration of expenditures to suspend and/or abandon long-term inactive wells.

10.                                   LONG-TERM DEBT

A summary of Barnwell’s long-term debt is as follows:

	September 30,
	2015	2014
Canadian revolving credit facility	$—	$7,000,000
Real estate loan	3,440,000	4,099,000
	3,440,000	11,099,000
Less current portion	(3,440,000)	(4,449,000)
Total long-term debt	$—	$6,650,000

Canadian revolving credit facility

On April 10, 2015, Barnwell’s revolving credit facility at Royal Bank of Canada was amended and renewed. The amendment, among other things, provided for a decrease in the aggregate principal amount of the credit facility to $6,500,000 Canadian dollars from $11,800,000 Canadian dollars. This reduction in the borrowing capacity was largely due to a tightening credit market for oil and natural gas companies due to the uncertainty of future oil and natural gas prices and significant declines in Royal Bank of Canada’s forecast of oil and natural gas prices. On September 30, 2015, the credit facility was further reduced by the bank to $1,000,000 Canadian dollars, or U.S. $747,000 at the September 30, 2015 exchange rate, as a result of the sale of the Company's principal oil and natural gas property, Dunvegan, in September 2015. Barnwell repaid the credit facility in full from the proceeds of the disposition. The other material terms of the credit facility remain unchanged.

Borrowings under this facility were $0 at September 30, 2015 and unused credit available was $713,000 after consideration of issued letters of credit totaling $34,000.

Barnwell repaid $7,000,000 of the Canadian revolving credit facility during the year ended September 30, 2015 and realized foreign currency transaction losses of $752,000 as a result of the repayment of U.S. dollar denominated debt using Canadian dollars, which is included in "General and administrative" expenses on the Consolidated Statements of Operations. During the year ended September 30, 2014, Barnwell repaid $5,000,000 of the credit facility and realized foreign currency transaction gains of $271,000 as a result of the repayment of U.S. dollar denominated debt using Canadian dollars, which is included in "Gas processing and other" revenues on the Consolidated Statements of Operations.

The Canadian revolving facility is available in U.S. dollars at LIBOR plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance. Under the financing agreement with Royal Bank of Canada, the credit facility is reviewed annually, with the next review planned for April 2016. Subject to that review, the credit facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank. If the credit facility is converted to a two year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period – 20% (5% per quarter), and in the second year of the term period – 80% (5% per quarter for the first three quarters and 65% in the final quarter).

The obligations under the Canadian revolving credit facility are secured by substantially all of the assets of Barnwell of Canada, Limited. The credit facility subjects Barnwell to certain customary affirmative covenants, including the delivery of financial statements and annual appraisals of certain oil and natural gas properties. In addition, the credit facility contains customary negative covenants, including, but not limited to, restrictions on the ability of Barnwell to, among other things, merge with or acquire other entities, incur new liens, incur additional indebtedness, or sell certain oil and natural gas properties or petroleum and natural gas reserves (other than the sale of production from such oil and natural gas properties in the ordinary course of business). The credit facility also contains provisions concerning customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, any amounts due under the credit facility may be accelerated, and the rights and remedies of Royal Bank of Canada under the credit facility may be exercised, including rights with respect to the collateral securing Barnwell’s obligations thereunder.

Barnwell has the option to change the currency denomination and interest rate applicable to the loan at periodic intervals during the term of the loan. The facility is guaranteed by Barnwell and is collateralized by a general security agreement on all of the assets of Barnwell’s oil and natural gas segment. No compensating bank balances are required for this credit facility.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. In January 2015, the loan was amended from monthly principal and interest payments to monthly interest-only payments effective February 1, 2015. All other terms of the loan remained unchanged. The principal balance and any accrued interest will be due and payable on April 1, 2018. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at September 30, 2015 was 3.59%.

The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or the residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs. In October 2014, Kaupulehu 2007 sold one of its residential parcels for net proceeds of $1,145,000 and, with approval from the bank, $473,000 was used to pay down the principal balance of the loan, $200,000 was deposited into a cost reserve account and is included in "Restricted cash" on the accompanying Consolidated Balance Sheets at September 30, 2015, and the remaining proceeds were released to Barnwell.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio. However, in June 2015, the bank suspended these financial covenants in exchange for an interest reserve account which had a balance of $242,000 at September 30, 2015 and is included in "Restricted cash" on the accompanying Consolidated Balance Sheets. These financial covenants will remain suspended as long as there are sufficient funds in the interest reserve account.

The home and residential lot collateralizing the loan are currently available for sale; therefore, the entire balance outstanding at September 30, 2015 under the term loan has been classified as a current liability.

Combined Maturities

Based on the assumption that Kaupulehu 2007’s home is sold during fiscal 2016, the Company's real estate loan is assumed to become due and payable in full in fiscal 2016.

11.                           RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees, with benefits based on years of service and the employee’s highest consecutive 5 years average earnings. Barnwell’s funding policy is intended to provide for both benefits attributed to service to date and for those expected to be earned in the future. In addition, Barnwell sponsors a Supplemental Employee Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the Pension Plan, and a postretirement medical insurance benefits plan (“Postretirement Medical”) covering officers of Barnwell Industries, Inc., the parent company, who have attained at least 20 years of service of which at least 10 years were at the position of Vice President or higher, their spouses and qualifying dependents.

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2015	2014	2015	2014	2015	2014
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$8,299,000	$6,858,000	$1,767,000	$1,322,000	$1,227,000	$1,073,000
Service cost	256,000	156,000	62,000	47,000	—	12,000
Interest cost	356,000	322,000	77,000	67,000	52,000	54,000
Actuarial loss	110,000	1,186,000	—	337,000	40,000	88,000
Benefits paid	(326,000)	(213,000)	(6,000)	(6,000)	—	—
Administrative expenses paid	(12,000)	(10,000)	—	—	—	—
Benefit obligation at end of year	8,683,000	8,299,000	1,900,000	1,767,000	1,319,000	1,227,000
Change in Plan Assets:
Fair value of plan assets at beginning of year	7,022,000	6,111,000	—	—	—	—
Actual return on plan assets	(446,000)	784,000	—	—	—	—
Employer contributions	250,000	350,000	6,000	6,000	—	—
Benefits paid	(326,000)	(213,000)	(6,000)	(6,000)	—	—
Administrative expenses paid	(12,000)	(10,000)	—	—	—	—
Fair value of plan assets at end of year	6,488,000	7,022,000	—	—	—	—
Funded status	$(2,195,000)	$(1,277,000)	$(1,900,000)	$(1,767,000)	$(1,319,000)	$(1,227,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2015	2014	2015	2014	2015	2014
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$—	$—	$(5,000)	$(5,000)	$—	$—
Noncurrent liabilities	(2,195,000)	(1,277,000)	(1,895,000)	(1,762,000)	(1,319,000)	(1,227,000)
Net amount	$(2,195,000)	$(1,277,000)	$(1,900,000)	$(1,767,000)	$(1,319,000)	$(1,227,000)
Amounts recognized in accumulated other comprehensive (loss) income:
Net actuarial loss (gain)	$3,038,000	$2,068,000	$506,000	$530,000	$(110,000)	$(155,000)
Prior service cost (credit)	77,000	81,000	(76,000)	(80,000)	—	—
Accumulated other comprehensive loss (income)	$3,115,000	$2,149,000	$430,000	$450,000	$(110,000)	$(155,000)

Barnwell estimates that it will make approximately $750,000 in contributions to the Pension Plan during fiscal 2016. The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2016 and expected payments under the SERP for fiscal 2016 are not significant. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The pension plan actuarial loss in fiscal 2015 was primarily due to actual investment returns being lower than the assumed rate of return. The change in actuarial (gain) loss for all plans in fiscal 2014 was primarily due to the adoption of new mortality tables issued by the Society of Actuaries in October 2014 which increased life expectancy assumptions and changes in the discount rates.

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit costs:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2015	2014	2015	2014	2015	2014
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	4.25%	5.00%	4.25%	5.00%	4.25%	5.00%
Expected return on plan assets	7.00%	7.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

The components of net periodic benefit cost are as follows:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2015	2014	2015	2014	2015	2014
Net periodic benefit cost for the year:
Service cost	$256,000	$156,000	$62,000	$47,000	$—	$12,000
Interest cost	356,000	322,000	77,000	67,000	52,000	54,000
Expected return on plan assets	(500,000)	(429,000)	—	—	—	—
Amortization of prior service cost (credit)	5,000	5,000	(5,000)	(5,000)	—	12,000
Amortization of net actuarial loss (gain)	86,000	20,000	24,000	5,000	(5,000)	(21,000)
Net periodic benefit cost	$203,000	$74,000	$158,000	$114,000	$47,000	$57,000

The amounts that are estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year are as follows:

	Pension	SERP	Postretirement Medical
Prior service cost (credit)	$5,000	$(5,000)	$—
Net actuarial loss (gain)	135,000	19,000	(5,000)
	$140,000	$14,000	$(5,000)

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. The accumulated benefit obligation for the pension plan was $7,420,000 and $7,217,000 at September 30, 2015 and 2014, respectively. The accumulated benefit obligation for the SERP was $1,458,000 and $1,349,000 at September 30, 2015 and 2014, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2015 are as follows:

	Pension	SERP	Postretirement Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2016	$207,000	$5,000	$—
Fiscal year ending September 30, 2017	$268,000	$4,000	$—
Fiscal year ending September 30, 2018	$288,000	$3,000	$25,000
Fiscal year ending September 30, 2019	$275,000	$3,000	$28,000
Fiscal year ending September 30, 2020	$383,000	$71,000	$19,000
Fiscal years ending September 30, 2021 through 2025	$2,380,000	$568,000	$296,000

The following table provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations.

	Year ended September 30,
	2015	2014
Health care cost trend rates assumed for next year	8.0%	7.5%
Ultimate cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2020

An 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2015. This assumption is based on the plans’ recent experience. It is assumed that the rate will decrease gradually to 5% for fiscal 2028 and remain level thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest cost components	$11,000	$(9,000)
Effect on accumulated postretirement benefit obligations	$267,000	$(212,000)

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

Barnwell’s investments in fixed income securities include corporate bonds, preferred securities, and fixed income exchange-traded funds. The Company’s investments in equity securities primarily include domestic and international large-cap companies, as well as, domestic and international equity securities exchange-traded funds. Plan assets include $4,000 of Barnwell’s stock at September 30, 2015.

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2015	2014
Cash and other	0% - 30%	9%	12%
Fixed income securities	20% - 60%	22%	20%
Equity securities	30% - 70%	69%	68%

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

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$621,000	$621,000	$—	$—
Corporate bonds	354,000	354,000	—	—
Fixed income exchange-traded funds	819,000	819,000	—	—
Preferred securities	230,000	230,000	—	—
Equity securities exchange-traded funds	764,000	764,000	—	—
Equities	3,700,000	3,700,000	—	—
Total	$6,488,000	$6,488,000	$—	$—
		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$817,000	$817,000	$—	$—
Corporate bonds	660,000	660,000	—	—
Fixed income exchange-traded funds	521,000	521,000	—	—
Preferred securities	232,000	232,000	—	—
Equity securities exchange-traded funds	758,000	758,000	—	—
Equities	4,034,000	4,034,000	—	—
Total	$7,022,000	$7,022,000	$—	$—

12.                           INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Year ended September 30,
	2015	2014
United States	$1,011,000	$(629,000)
Canada	1,460,000	1,905,000
	$2,471,000	$1,276,000

The components of the income tax provision (benefit) related to the above income (loss) are as follows:

	Year ended September 30,
	2015	2014
Current (benefit) provision:
United States – Federal
Before operating loss carryforwards	$—	$886,000
Benefit of operating loss carryforwards	—	(886,000)
After operating loss carryforwards	—	—
United States – State	94,000	(1,000)
	94,000	(1,000)
Canadian	1,529,000	1,312,000
Total current	1,623,000	1,311,000
Deferred benefit:
United States	(90,000)	—
Canadian	(325,000)	(707,000)
Total deferred	(415,000)	(707,000)
	$1,208,000	$604,000

On June 29, 2015, the Canadian province of Alberta enacted legislation that increased the provincial corporate tax rate from 10% to 12%, effective July 1, 2015, bringing the total Canadian statutory tax rate applicable to our business from 28.75% to 30.65%. The impact of the enactment, which was not significant, was recorded as a charge to income taxes during the year ended September 30, 2015.

As a result of significant declines in prices and limited availability of funds for oil and natural gas capital expenditures, Barnwell has determined that it is not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law are realizable. Included in the Canadian deferred income tax benefit for the year ended September 30, 2015 was a $1,028,000 charge to deferred income taxes for the valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable. There was no such valuation allowance recorded in the prior year.

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

A reconciliation between the reported income tax provision and the amount computed by multiplying the earnings attributable to Barnwell before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2015	2014
Tax provision computed by applying statutory rate	$865,000	$447,000
Increase in the valuation allowance - U.S. federal and Canadian tax law	1,653,000	584,000
Additional effect of the foreign tax provision on the total tax provision	(1,243,000)	(467,000)
Other	(67,000)	40,000
	$1,208,000	$604,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2015	2014
Deferred income tax assets:
U.S. tax effect of deferred Canadian taxes	$91,000	$248,000
Foreign tax credit carryover	4,661,000	3,023,000
Alternative minimum tax credit carryover	460,000	460,000
U.S. federal net operating loss carryover	4,440,000	4,017,000
Tax basis of investment in land and residential real estate in excess of book basis	1,115,000	1,842,000
Property and equipment accumulated tax depreciation and depletion in excess of book under U.S. tax law	4,494,000	4,069,000
Liabilities accrued for books but not for tax under U.S. tax law	4,423,000	5,112,000
Liabilities accrued for books but not for tax under Canadian tax law	2,149,000	2,731,000
Other	746,000	2,098,000
Total gross deferred tax assets	22,579,000	23,600,000
Less valuation allowance	(21,387,000)	(20,869,000)
Net deferred income tax assets	1,192,000	2,731,000
Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(1,459,000)	(3,460,000)
Other	(4,000)	(94,000)
Total deferred income tax liabilities	(1,463,000)	(3,554,000)
Net deferred income tax liability	$(271,000)	$(823,000)

Net deferred income tax liability is included in the Consolidated Balance Sheets as follows:

	September 30,
	2015	2014
Current deferred income tax asset
(included in other current assets)	$178,000	$378,000
Deferred income tax liability	(449,000)	(1,201,000)
Net deferred income tax liability	$(271,000)	$(823,000)

The total valuation allowance increased $518,000 for the year ended September 30, 2015. The increase was due to the aforementioned valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable, and an increase in the valuation allowance for deferred tax assets under U.S. federal tax law primarily related to an increase in foreign tax credit carryovers and U.S. federal net operating loss carryovers that are not more likely than not to have a future tax benefit. The increase was partially offset by a decrease in the valuation allowance due to the lapsing of certain state net operating loss carryovers for which a full valuation allowance had been provided. Of the total net increase in the valuation allowance for fiscal 2015, $307,000 was recognized as income tax expense and $211,000 was charged to accumulated other comprehensive loss.

Net deferred tax assets at September 30, 2015 of $1,192,000 consists of the portion of Canadian deferred tax assets related to liabilities accrued for book purposes but not for Canadian tax purposes for which it is more likely than not that the related future Canadian income tax deductions will be realizable.

At September 30, 2015, Barnwell had foreign tax credit carryovers, alternative minimum tax credit carryovers, and U.S. federal net operating loss carryovers totaling $4,661,000, $460,000 and $13,060,000, respectively. All three items were fully offset by valuation allowances at September 30, 2015. The net operating loss carryovers expire in fiscal years 2032-2035, and the foreign tax credit carryovers expire in fiscal years 2018-2025.

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

Below are the changes in unrecognized tax benefits.

	Year ended September 30,
	2015	2014
Balance at beginning of year	$660,000	$704,000
Effect of tax positions taken in prior years	92,000	—
Accrued interest related to tax positions taken	38,000	14,000
Lapse of statute	(174,000)	—
Translation adjustments	(34,000)	(58,000)
Balance at end of year	$582,000	$660,000

The total amount of unrecognized tax benefits at September 30, 2015 that, if recognized, would impact the effective tax rate was $582,000. Included in the liability for unrecognized tax benefits at September 30, 2015 and 2014, is accrued interest of $113,000 and $92,000, respectively.

Uncertain tax positions consist primarily of Canadian federal and provincial issues that involve transfer pricing adjustments. Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease within the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of September 30, 2015.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2015:

Jurisdiction	Fiscal Years Open
U.S. federal	2012 – 2014
Various U.S. states	2012 – 2014
Canada federal	2008 – 2014
Various Canadian provinces	2008 – 2014

13.                           SEGMENT AND GEOGRAPHIC INFORMATION

Barnwell operates the following segments: 1) acquiring, developing, producing and selling oil and natural gas in Canada (oil and natural gas); 2) investing in land interests in Hawaii (land investment); 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling); and 4) developing homes for sale in Hawaii (residential real estate).

The following table presents certain financial information related to Barnwell’s reporting segments. All revenues reported are from external customers with no intersegment sales or transfers.

	Year ended September 30,
	2015	2014
Revenues:
Oil and natural gas	$9,008,000	$20,298,000
Land investment	3,244,000	636,000
Contract drilling	4,886,000	6,287,000
Other	341,000	796,000
Total before gain on sale of investments and interest income	17,479,000	28,017,000
Gain on sale of investments	—	3,399,000
Interest income	54,000	29,000
Total revenues	$17,533,000	$31,445,000
Depletion, depreciation, and amortization:
Oil and natural gas	$2,987,000	$5,968,000
Contract drilling	272,000	309,000
Other	105,000	114,000
Total depletion, depreciation, and amortization	$3,364,000	$6,391,000
Impairment:
Residential real estate	$316,000	$—
Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(366,000)	$5,416,000
Land investment	3,244,000	636,000
Contract drilling	922,000	952,000
Residential real estate	(316,000)	—
Other	236,000	682,000
Gain on sales of assets	6,489,000	—
Total operating profit	10,209,000	7,686,000
Equity in income (loss) of affiliates:
Land investment	1,580,000	(482,000)
General and administrative expenses	(8,551,000)	(8,026,000)
Interest expense	(315,000)	(664,000)
Gain on sale of investments	—	3,399,000
Interest income	54,000	29,000
Earnings before income taxes	$2,977,000	$1,942,000

Capital Expenditures:

	Year ended September 30,
	2015	2014
Oil and natural gas	$3,512,000	$4,824,000
Contract drilling	124,000	48,000
Other	79,000	51,000
Total	$3,715,000	$4,923,000

Assets By Segment:

	September 30,
	2015	2014
Oil and natural gas (1)	$7,298,000	$20,951,000
Land investment (2)	7,480,000	7,039,000
Contract drilling (2)	2,338,000	1,849,000
Residential real estate (2)	5,132,000	5,448,000
Other:
Cash and cash equivalents	8,471,000	16,104,000
Restricted cash	7,577,000	—
Corporate and other	3,257,000	3,379,000
Total	$41,553,000	$54,770,000
______________

(1)          Primarily located in the province of Alberta, Canada.
(2)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2015	2014
United States	$10,135,000	$9,884,000
Canada	5,740,000	18,366,000
Total	$15,875,000	$28,250,000

Revenue By Geographic Area:

	Year ended September 30,
	2015	2014
United States	$8,237,000	$6,924,000
Canada	9,242,000	21,093,000
Total (excluding gain on sale of investments and interest income)	$17,479,000	$28,017,000

14.                           ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

	Year ended September 30,
	2015	2014
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,692,000	$3,701,000
Change in cumulative translation adjustment before reclassifications	(1,625,000)	(1,738,000)
Amounts reclassified from accumulated other comprehensive income	752,000	(271,000)
Income taxes	—	—
Net current period other comprehensive loss	(873,000)	(2,009,000)
Ending accumulated foreign currency translation	819,000	1,692,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,950,000)	(710,000)
Amortization of net actuarial loss and prior service cost	105,000	16,000
Net actuarial loss arising during the period	(1,096,000)	(1,256,000)
Income taxes	—	—
Net current period other comprehensive loss	(991,000)	(1,240,000)
Ending accumulated retirement plans benefit cost	(2,941,000)	(1,950,000)
Accumulated other comprehensive loss, net of taxes	$(2,122,000)	$(258,000)

The realized foreign currency transaction loss in fiscal 2015 related to the repayment of debt was reclassified from accumulated other comprehensive income to “General and administrative” expenses on the accompanying Consolidated Statements of Operations. The realized foreign currency transaction gain in fiscal 2014 related to the repayment of debt was reclassified from accumulated other comprehensive income to “Gas processing and other” revenues on the accompanying Consolidated Statements of Operations. The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of “General and administrative” expenses on the accompanying Consolidated Statements of Operations (see Note 11 for additional details).

15.                           FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

At September 30, 2015 the carrying value of the real estate held for sale was $5,132,000, and a $316,000 impairment of the value of the real estate held for sale was recognized in the year ended September 30, 2015. For the year ended September 30, 2015, in determining the fair value of Barnwell’s real estate held for sale, prices for comparable sales transactions were used by an independent real estate consulting and appraisal firm to estimate fair value, which has been classified as a Level 2 valuation.

The estimated fair values of oil and natural gas properties and the asset retirement obligation assumed in the acquisitions of additional oil and natural gas working interests are based on an estimated discounted cash flow model and market assumptions. The significant Level 3 assumptions used in the calculation of estimated discounted cash flows included future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. See Note 8 for additional information regarding oil and natural gas property acquisitions.

Barnwell estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements. As further described in Note 9, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are not measured at fair value subsequent to initial recognition.

16.                           COMMITMENTS AND CONTINGENCIES

Lease Commitments

Barnwell has several non-cancelable operating leases for office space and leasehold land. Rental expense was $408,000 and $548,000 for the years ended September 30, 2015 and 2014, respectively. Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows:

Fiscal year ending
2016	$282,000
2017	247,000
2018	136,000
2019	116,000
2020	116,000
Thereafter through 2026	245,000
Total	$1,142,000

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

Environmental Matters

In January 2015, there was an oil and salt water release from one of our operated oil pipelines in Alberta, Canada. We have estimated that the gross probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we have recovered substantially all of the monies from the other working interest owners for their share of the costs. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and as of September 30, 2015, we have collected $722,000 in insurance proceeds and have recorded a receivable of $381,000 for the remaining estimated recovery amount which was collected subsequent to year-end. The total estimated net financial impact for Barnwell, which includes the insurance deductible, estimated legal fees and estimated monitoring and other costs, at September 30, 2015 was approximately $223,000, which has been recorded as a charge to operating results in the year ended September 30, 2015. The remaining estimated liability related to Barnwell's net cost for the release of $75,000 at September 30, 2015 has not been discounted and was accrued in “Accrued operating and other expenses” on the Consolidated Balance Sheets.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 7 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

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

In conjunction with the closing of the Increment II transaction in fiscal 2006, Kaupulehu Developments entered into an agreement to pay its external real estate legal counsel 1.5% of all Increment II percentage of sales payments received by Kaupulehu Developments for services provided by its external real estate legal counsel in the negotiation and closing of the Increment II transaction. No amounts were paid pursuant to this arrangement in fiscal years 2015 or 2014.

17.                           INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2015	2014
Increase (decrease) from changes in:
Receivables	$324,000	$542,000
Other current assets	(447,000)	1,629,000
Accounts payable	(439,000)	(681,000)
Accrued compensation	(323,000)	(117,000)
Other current liabilities	(687,000)	976,000
(Decrease) increase from changes in current assets and liabilities	$(1,572,000)	$2,349,000
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$306,000	$646,000
Income taxes paid, net of refunds	$1,812,000	$765,000
Supplemental disclosure of non-cash investing and financing activities:
Receivable for proceeds on sale of investments	$—	$102,000

Capital expenditure accruals related to oil and natural gas acquisition and development decreased $61,000 and $1,195,000 during the years ended September 30, 2015 and 2014, respectively. Additionally, during the years ended September 30, 2015 and 2014, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $1,234,000 and $2,542,000, respectively.

18.                           RELATED PARTY TRANSACTIONS

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

During the year ended September 30, 2015, Barnwell received $3,772,000 in percentage of sales payments from KD I from the sale of six contiguous lots within Phase I of Increment I to a single buyer and 11 lots within Phase II of Increment I. From the acquisition date to September 30, 2014, Barnwell received $600,000 in percentage of sales payments from KD I from the sale of two lots within Phase II of Increment I.

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

	OIL & NGL (Bbls)	GAS (Mcf)	Total (Boe)
Proved reserves:
Balance at September 30, 2013	923,000	10,245,000	2,689,000
Revisions of previous estimates	189,000	1,798,000	499,000
Extensions, discoveries and other additions	34,000	189,000	67,000
Less sales of reserves	(238,000)	(840,000)	(383,000)
Less production	(184,000)	(1,927,000)	(516,000)
Balance at September 30, 2014	724,000	9,465,000	2,356,000
Revisions of previous estimates	79,000	(520,000)	(11,000)
Extensions, discoveries and other additions	—	3,000	1,000
Acquisitions of reserves	46,000	543,000	140,000
Less sales of reserves	(237,000)	(4,679,000)	(1,044,000)
Less production	(143,000)	(1,688,000)	(434,000)
Balance at September 30, 2015	469,000	3,124,000	1,008,000

(B)                           Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, which were being depleted in all years, are summarized as follows:

	September 30,
	2015	2014
Proved properties	$62,960,000	$209,201,000
Unproved properties	145,000	501,000
Total capitalized costs	63,105,000	209,702,000
Accumulated depletion and depreciation	57,460,000	191,478,000
Net capitalized costs	$5,645,000	$18,224,000

(C)                          Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2015	2014
Acquisition of properties:
Unproved	$28,000	$42,000
Proved	804,000	—
Exploration costs	—	884,000
Development costs	2,680,000	3,898,000
Total	$3,512,000	$4,824,000

Development costs incurred in the table above include additions and revisions to Barnwell’s asset retirement obligation of $1,234,000 and $2,542,000 for the years ended September 30, 2015 and 2014, respectively.

(D)                        Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30,
	2015	2014
Net revenues	$9,008,000	$20,298,000
Production costs	(6,387,000)	(8,914,000)
Depletion	(2,987,000)	(5,968,000)
Pre-tax results of operations (1)	(366,000)	5,416,000
Estimated income tax expense (2)	(921,000)	(1,557,000)
Results of operations (1)	$(1,287,000)	$3,859,000
_________________
(1)   Before gain on sale of oil and natural gas properties, general and administrative expenses, interest expense, and foreign exchange gains and losses.
(2) Estimated income tax expense for fiscal 2015 includes a charge to deferred income taxes for the valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable.

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

The estimated future cash flows at September 30, 2015 and 2014 were based on weighted average sales prices, based upon the average of the price in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2015 and 2014 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	September 30,
	2015	2014
Future cash inflows	$27,749,000	$82,912,000
Future production costs	(18,468,000)	(40,156,000)
Future development costs	(935,000)	(1,966,000)
Future income tax expenses	(2,361,000)	(9,671,000)
Future net cash flows	5,985,000	31,119,000
10% annual discount for timing of cash flows	(1,950,000)	(6,972,000)
Standardized measure of discounted future net cash flows	$4,035,000	$24,147,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2015	2014
Beginning of year	$24,147,000	$31,934,000
Sales of oil and natural gas produced, net of production costs	(2,621,000)	(11,384,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	(8,042,000)	8,670,000
Extensions and discoveries	1,000	2,199,000
Net change due to purchases and sales of minerals in place	(9,103,000)	(8,408,000)
Revisions of previous quantity estimates	634,000	4,862,000
Net change in income taxes	1,658,000	(4,148,000)
Accretion of discount	2,021,000	2,931,000
Other - changes in the timing of future production and other	(1,009,000)	(237,000)
Other - net change in Canadian dollar translation rate	(3,651,000)	(2,272,000)
Net change	(20,112,000)	(7,787,000)
End of year	$4,035,000	$24,147,000

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

As of September 30, 2015, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2015 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled Internal Control — Integrated Framework (2013) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

None.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2015, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer. This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2015, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2015, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under Barnwell’s existing equity compensation plan as of September 30, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	621,250	$7.74	62,500
Equity compensation plans not approved by security holders	—	—	—
Total	621,250	$7.74	62,500

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2015, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2015, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2015 and 2014

Consolidated Statements of Operations – for the years ended September 30, 2015 and 2014

Consolidated Statements of Comprehensive Loss – for the years ended September 30, 2015 and 2014

Consolidated Statements of Cash Flows – for the years ended September 30, 2015 and 2014

Consolidated Statements of Equity – for the years ended September 30, 2015 and 2014

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (6)

10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004 (7)

10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (8)

10.7	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (9)

10.8	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (9)

10.9	Loan Agreement, dated as of November 27, 2013 between KD Kona 2013 LLLP and KKM Makai, LLLP, as the borrowers, and American Savings Bank, F.S.B. as the lender (9)

10.10	Amended and Restated Credit Facility Agreement dated as of May 11, 2006 between Barnwell of Canada, Limited, as the borrower, and Royal Bank of Canada, as the lender, as amended (10)

10.11	Loan Agreement, dated as of March 28, 2011 between Kaupulehu 2007 LLLP and Barnwell Industries, Inc., as the borrowers, and American Savings Bank, F.S.B. as the lender, as amended (10)

10.12	Purchase and Sale Agreement, dated August 10, 2015, between Barnwell of Canada, Limited and Canadian Natural Resources Limited (11)

10.13	Amended and Restated Credit Facility Agreement dated as of September 30, 2015 between Barnwell of Canada, Limited, as the borrower, and Royal Bank of Canada, as the lender, as amended

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Operating Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________________________

(1)       Incorporated by reference to Form 10-K for the year ended September 30, 2013.
(2)       Incorporated by reference to Form 10-K for the year ended September 30, 2014.
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
(9)              Incorporated by reference to Form 10-Q for the quarterly period ended December 31, 2013.
(10)              Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2015.
(11)              Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Date:	December 16, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton H. Kinzler	/s/ Russell M. Gifford
Morton H. Kinzler Chief Executive Officer and Chairman of the Board Date: December 16, 2015	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director Date: December 16, 2015

/s/ Alexander C. Kinzler	/s/ Martin Anderson
Alexander C. Kinzler President, Chief Operating Officer, General Counsel and Director Date: December 16, 2015	Martin Anderson, Director Date: December 16, 2015

/s/ James S. Barnwell	/s/ Murray C. Gardner
James S. Barnwell, Director Date: December 16, 2015	Murray C. Gardner, Director Date: December 16, 2015

/s/ Diane G. Kranz	/s/ Robert J. Inglima, Jr.
Diane G. Kranz, Director Date: December 16, 2015	Robert J. Inglima, Jr., Director Date: December 16, 2015

/s/ Kevin K. Takata
Kevin K. Takata, Director Date: December 16, 2015

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (6)

10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004 (7)

10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (8)

10.7	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (9)

10.8	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (9)

10.9	Loan Agreement, dated as of November 27, 2013 between KD Kona 2013 LLLP and KKM Makai, LLLP, as the borrowers, and American Savings Bank, F.S.B. as the lender (9)

10.1	Amended and Restated Credit Facility Agreement dated as of May 11, 2006 between Barnwell of Canada, Limited, as the borrower, and Royal Bank of Canada, as the lender, as amended (10)

10.11	Loan Agreement, dated as of March 28, 2011 between Kaupulehu 2007 LLLP and Barnwell Industries, Inc., as the borrowers, and American Savings Bank, F.S.B. as the lender, as amended (10)

10.12	Purchase and Sale Agreement, dated August 10, 2015, between Barnwell of Canada, Limited and Canadian Natural Resources Limited (11)

10.13	Amended and Restated Credit Facility Agreement dated as of September 30, 2015 between Barnwell of Canada, Limited, as the borrower, and Royal Bank of Canada, as the lender, as amended

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Operating Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

________________________________________________

(1)       Incorporated by reference to Form 10-K for the year ended September 30, 2013.
(2)       Incorporated by reference to Form 10-K for the year ended September 30, 2014.
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
(9)              Incorporated by reference to Form 10-Q for the quarterly period ended December 31, 2013.
(10)              Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2015.
(11)              Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2015.