Form 10-Q
period 2015-12-31
BARNWELL INDUSTRIES INC
filed 2016-02-12
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2015
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No

As of February 8, 2016 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,837,000	$8,471,000
Restricted cash	7,203,000	7,458,000
Accounts and other receivables, net of allowance for doubtful accounts of: $39,000 at December 31, 2015; $23,000 at September 30, 2015	1,126,000	2,300,000
Investment held for sale	1,192,000	1,192,000
Real estate held for sale	5,132,000	5,132,000
Other current assets	1,499,000	1,125,000
Total current assets	21,989,000	25,678,000
Restricted cash, net of current portion	88,000	119,000
Investments	6,451,000	6,288,000
Property and equipment	74,456,000	75,953,000
Accumulated depletion, depreciation, and amortization	(64,937,000)	(66,485,000)
Property and equipment, net	9,519,000	9,468,000
Total assets	$38,047,000	$41,553,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,688,000	$2,653,000
Accrued capital expenditures	479,000	363,000
Accrued operating and other expenses	1,162,000	1,343,000
Accrued incentive and other compensation	395,000	560,000
Billings in excess of costs	212,000	569,000
Payable to joint interest owners	224,000	428,000
Current portion of asset retirement obligation	681,000	506,000
Current portion of long-term debt	3,440,000	3,440,000
Other current liabilities	121,000	141,000
Total current liabilities	8,402,000	10,003,000
Liability for retirement benefits	5,151,000	5,409,000
Asset retirement obligation	6,181,000	6,430,000
Deferred income taxes	509,000	449,000
Total liabilities	20,243,000	22,291,000
Commitments and contingencies (Note 13)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at December 31, 2015 and September 30, 2015	4,223,000	4,223,000
Additional paid-in capital	1,338,000	1,335,000
Retained earnings	16,058,000	17,467,000
Accumulated other comprehensive loss, net	(2,239,000)	(2,122,000)
Treasury stock, at cost: 167,900 shares at December 31, 2015 and September 30, 2015	(2,286,000)	(2,286,000)
Total stockholders' equity	17,094,000	18,617,000
Non-controlling interests	710,000	645,000
Total equity	17,804,000	19,262,000
Total liabilities and equity	$38,047,000	$41,553,000
See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2015	2014
Revenues:
Oil and natural gas	$848,000	$2,972,000
Contract drilling	832,000	1,933,000
Sale of interest in leasehold land, net	129,000	1,032,000
Gas processing and other	44,000	95,000
	1,853,000	6,032,000
Costs and expenses:
Oil and natural gas operating	739,000	1,623,000
Contract drilling operating	550,000	1,525,000
General and administrative	1,841,000	2,275,000
Depletion, depreciation, and amortization	362,000	979,000
Interest expense	33,000	90,000
	3,525,000	6,492,000
Loss before equity in income of affiliates and income taxes	(1,672,000)	(460,000)
Equity in income of affiliates	163,000	88,000
Loss before income taxes	(1,509,000)	(372,000)
Income tax benefit	(193,000)	(89,000)
Net loss	(1,316,000)	(283,000)
Less: Net earnings attributable to non-controlling interests	93,000	184,000
Net loss attributable to Barnwell Industries, Inc.	$(1,409,000)	$(467,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.17)	$(0.06)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended December 31,
	2015	2014
Net loss	$(1,316,000)	$(283,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	(156,000)	(407,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	39,000	26,000
Total other comprehensive loss	(117,000)	(381,000)
Total comprehensive loss	(1,433,000)	(664,000)
Less: Comprehensive income attributable to non-controlling interests	93,000	184,000
Comprehensive loss attributable to Barnwell Industries, Inc.	$(1,526,000)	$(848,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,316,000)	$(283,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in income of affiliates	(163,000)	(88,000)
Depletion, depreciation, and amortization	362,000	979,000
Loss on sale of investment	—	16,000
Retirement benefits expense	133,000	85,000
Accretion of asset retirement obligation	115,000	142,000
Deferred income tax expense (benefit)	16,000	(92,000)
Asset retirement obligation payments	(84,000)	(52,000)
Share-based compensation expense	—	20,000
Retirement plan contributions	(351,000)	(251,000)
Sale of interest in leasehold land, net	(129,000)	(1,032,000)
Decrease from changes in current assets and liabilities	(1,003,000)	(1,000,000)
Net cash used in operating activities	(2,420,000)	(1,556,000)
Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	129,000	1,032,000
Proceeds from sale of investment, net of closing costs	—	266,000
Payments to acquire oil and natural gas properties	—	(526,000)
Capital expenditures - oil and natural gas	(343,000)	(293,000)
Capital expenditures - all other	(2,000)	—
Net cash (used in) provided by investing activities	(216,000)	479,000
Cash flows from financing activities:
Repayments of long-term debt	—	(402,000)
Decrease in restricted cash	55,000	—
Contributions from non-controlling interests	—	45,000
Distributions to non-controlling interests	(28,000)	(211,000)
Net cash provided by (used in) financing activities	27,000	(568,000)
Effect of exchange rate changes on cash and cash equivalents	(25,000)	(271,000)
Net decrease in cash and cash equivalents	(2,634,000)	(1,916,000)
Cash and cash equivalents at beginning of period	8,471,000	16,104,000
Cash and cash equivalents at end of period	$5,837,000	$14,188,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended December 31, 2015 and 2014
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2014	8,277,160	$4,223,000	$1,315,000	$16,204,000	$(258,000)	$(2,286,000)	$747,000	$19,945,000
Contributions from non-controlling interests							45,000	45,000
Distributions to non-controlling interests							(211,000)	(211,000)
Net earnings (loss)				(467,000)			184,000	(283,000)
Share-based compensation			7,000					7,000
Foreign currency translation adjustments, net of taxes of $0					(407,000)			(407,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					26,000			26,000
Balance at December 31, 2014	8,277,160	$4,223,000	$1,322,000	$15,737,000	$(639,000)	$(2,286,000)	$765,000	$19,122,000

Balance at September 30, 2015	8,277,160	$4,223,000	$1,335,000	$17,467,000	$(2,122,000)	$(2,286,000)	$645,000	$19,262,000
Distributions to non-controlling interests							(28,000)	(28,000)
Net earnings (loss)				(1,409,000)			93,000	(1,316,000)
Share-based compensation			3,000					3,000
Foreign currency translation adjustments, net of taxes of $0					(156,000)			(156,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					39,000			39,000
Balance at December 31, 2015	8,277,160	$4,223,000	$1,338,000	$16,058,000	$(2,239,000)	$(2,286,000)	$710,000	$17,804,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2015 Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of September 30, 2015 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2015, results of operations, comprehensive loss, cash flows and equity for the three months ended December 31, 2015 and 2014, have been made. The results of operations for the period ended December 31, 2015 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU relates to discontinued operations reporting for disposals of components of an entity that represent strategic shifts that have, or will have, a major effect on an entity’s operations and financial results. The standard expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The Company adopted the provisions of this ASU effective October 1, 2015. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

2.    LIQUIDITY

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. Barnwell's net proceeds from the sale, after broker's fees and other closing costs, were $14,162,000 of which $6,904,000, as of December 31, 2015, is being held in an escrow account for the Canada Revenue Agency, for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the escrow agent is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell. Management believes all necessary Canadian income taxes related to the sale have been paid as of December 31, 2015, however the sufficiency of Canadian income taxes paid and the precise timing for and amount of the release of these funds to Barnwell cannot be determined until formal determination by the Canada Revenue Agency.

On September 30, 2015, as a result of the sale of Dunvegan, Barnwell’s revolving credit facility at Royal Bank of Canada was amended and reduced by the bank to $1,000,000 Canadian dollars, or U.S. $723,000 at the December 31, 2015 exchange rate. Barnwell repaid the credit facility in full in September 2015 from the proceeds of the disposition and as of December 31, 2015 had $690,000 of available credit after consideration of issued letters of credit.

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The value of the deemed assets is based on each well's most recent twelve months of production and an industry average netback as determined by the AER annually. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. Companies with a LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At December 31, 2015, the Company had sufficient deemed asset value that no security deposit was due. However, in February 2016 Barnwell's LMR fell below 1.0, due to the transfer of a well license with a favorable LMR, and Barnwell is required to make a cash deposit with the AER of approximately $130,000. It is probable that Barnwell will have to transfer an additional well license which would necessitate an additional cash deposit with the AER and/or the implementation of a structured LLR Program Management Plan; management currently estimates that the total amount of the required deposits in fiscal 2016 could be as much as $3,000,000, however we cannot be certain of the ultimate amount at this time. Due to the decline in oil and natural gas prices and related netbacks over the past year it is possible that the value of the Company’s deemed assets will further decline which in turn could dictate that the Company place a larger deposit with the AER than is currently estimated. This requirement to provide security deposit funds to the AER in the future will result in the diversion of operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which in turn will have a material adverse effect on our business, financial condition and results of operations. If Barnwell fails to comply with the requirements of the LLR program, Barnwell's oil and natural gas subsidiary would be subject to the AER's enforcement provisions which could include suspension of operations and non-compliance fees and could ultimately result in the AER serving the Company with a closure order to shut-in all operated wells. Additionally, if Barnwell is non-compliant, the Company would be prohibited from transferring well licenses which would prohibit us from selling any oil and natural gas assets until the required cash deposit is made with the AER.

Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales as well as from natural declines, and increasing costs due to the age of Barnwell's properties, Barnwell's oil and natural gas segment is projected to have negative cash flow from operations at current prices and production levels. These factors have also resulted in the significant decrease in the borrowing capacity of our Canadian revolving credit facility. Consequently, Barnwell is reliant upon the release of the Dunvegan sales proceeds held in escrow, the timing of which is uncertain, and land investment segment proceeds from percentage of sales payments and any potential future cash distributions from the Kukio Resort land development partnerships in order to provide sufficient liquidity to fund our future cash needs, including capital expenditures, the aforementioned deposits with the AER, the asset retirement obligations, and general and administrative expenses. Furthermore, even if the release of the Dunvegan sales proceeds held in escrow and land investment segment proceeds provide sufficient liquidity, all or a portion of those proceeds will be needed to fund ongoing operating and general and administrative expenses, deposits with the AER, and asset retirement obligations, such that these proceeds used would not be reinvested.

There is no assurance that the Company will have sufficient cash to fund operations beyond the short term as it is dependent upon the timely release of the Dunvegan sales proceeds, the receipt of sufficient land investment segment percentage of sales payments or the receipt of sufficient cash distributions from the Kukio Resort land development partnerships to fund operations. The timing of these items is highly uncertain and largely out of our control. If these sources of cash are not timely or are insufficient, we may be forced to implement measures such as asset sales, including potentially the New York and/or Honolulu offices, on an accelerated and potentially unfavorable basis, short-term bridge financing, reductions in operations and general and administrative expenses, or other mechanisms that will bridge the Company's cash needs until sufficient amounts of the sources of cash above are received in the near term. There can be no assurance the Company will be able to secure short-term financing or the sale of any of its assets within the time frame necessary, or realize enough proceeds from such sales to fund its operations or to otherwise resolve its liquidity issues. Such issues could have a material adverse impact on our business, financial condition and results of operations. If liquidity issues continue beyond one year and are such that the Company is not able to sufficiently reinvest its future cash inflows, the Company's ability to continue as a going concern beyond the short term will need to be reassessed in consideration of the facts and circumstances at that time.

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

Options to purchase 621,250 shares of common stock were excluded from the computation of diluted shares for both the three months ended December 31, 2015 and 2014, as their inclusion would have been antidilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended December 31, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,409,000)	8,277,160	$(0.17)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,409,000)	8,277,160	$(0.17)

	Three months ended December 31, 2014
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(467,000)	8,277,160	$(0.06)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(467,000)	8,277,160	$(0.06)

4.    INVESTMENT HELD FOR SALE

At December 31, 2015, Kaupulehu 2007, LLLP ("Kaupulehu 2007") owned one residential lot available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. A second residential parcel was sold in October 2014 for $1,250,000 for a nominal loss which is included in "General and administrative" expenses in the Condensed Consolidated Statements of Operations for the three months ended December 31, 2014.

5.    REAL ESTATE HELD FOR SALE

At December 31, 2015, Kaupulehu 2007 also owned one luxury residence available for sale in Lot 4A Increment I.

6.    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	December 31, 2015	September 30, 2015
Investment in Kukio Resort land development partnerships	$6,401,000	$6,238,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$6,451,000	$6,288,000

Investment in Kukio Resort land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LLLP (“KD II”), is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 27 lots remain to be sold at Kaupulehu Increment I, two ocean front parcels in Kaupulehu Increment II are currently being developed for eventual sale, and one lot remains at Maniniowali, as well as from commission on real estate sales by the real estate sales office.

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

Equity in income of affiliates was $163,000 and $88,000 for the three months ended December 31, 2015 and 2014, respectively. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $377,000 as of December 31, 2015, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference for the capitalized development costs will be recognized as the partnerships sell lots and recognize the associated costs. The basis difference for the note receivable will be recognized as the partnerships sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustment for the three months ended December 31, 2015 was a $13,000 increase in equity in income of affiliates, and the basis difference adjustment for the three months ended December 31, 2014 was inconsequential.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at December 31, 2015 totaled approximately $4,144,000 and relate to certain construction contracts of KD I. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I and certain other partners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of December 31, 2015, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $10,545,000, consisting of the carrying value of the investment of $6,401,000 and $4,144,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Three months ended December 31,
	2015	2014
Revenue	$3,703,000	$4,626,000
Gross profit	$1,357,000	$1,427,000
Net earnings	$823,000	$420,000

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 15).

The following table summarizes the Increment I percentage of sales payment revenues received from KD I.

	Three months ended December 31,
	2015	2014
Sale of interest in leasehold land:
Proceeds	$150,000	$1,200,000
Fees	(21,000)	(168,000)
Revenues – sale of interest in leasehold land, net	$129,000	$1,032,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

7.    LONG-TERM DEBT

Canadian revolving credit facility

On September 30, 2015, Barnwell’s revolving credit facility at Royal Bank of Canada was amended and reduced by the bank to $1,000,000 Canadian dollars, or U.S. $723,000 at the December 31, 2015 exchange rate, as a result of the sale of the Company's principal oil and natural gas property, Dunvegan, in September 2015. Barnwell repaid the credit facility in full in September 2015 from the proceeds of the disposition. The other material terms of the credit facility remain unchanged. At December 31, 2015 and September 30, 2015, borrowings under this facility were U.S. $0. Issued letters of credit were $33,000 at December 31, 2015.

The Canadian revolving credit facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance. Under the financing agreement with Royal Bank of Canada, the credit facility is reviewed annually, with the next review planned for April 2016. Subject to that review, the credit facility may be renewed for one year with no required debt repayments or converted to a two-year term loan by the bank. If the credit facility is converted to a two-year term loan, Barnwell has agreed to the following repayment schedule of the then outstanding loan balance: first year of the term period - 20% (5% per quarter), and in the second year of the term period - 80% (5% per quarter for the first three quarters and 65% in the final quarter).
Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank. In January 2015, the loan was amended from monthly principal and interest payments to monthly interest-only payments effective February 1, 2015. All other terms of the loan remained unchanged. The principal balance and any accrued interest will be due and payable on April 1, 2018. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at December 31, 2015 was 3.59%. At December 31, 2015 and September 30, 2015, the balance of the real estate loan was $3,440,000.

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

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio. However, in June 2015, the bank suspended these financial covenants in exchange for an interest reserve account which had a balance of $212,000 and $242,000 at December 31, 2015 and September 30, 2015, respectively, and is included in "Restricted cash" on the accompanying Condensed Consolidated Balance Sheets. These financial covenants will remain suspended as long as there are sufficient funds in the interest reserve account.

The home and residential lot collateralizing the loan are currently available for sale; therefore, the entire balance outstanding at December 31, 2015 under the term loan has been classified as a current liability.

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2015	2014	2015	2014	2015	2014
Service cost	$65,000	$51,000	$16,000	$15,000	$—	$—
Interest cost	91,000	87,000	20,000	18,000	14,000	13,000
Expected return on plan assets	(112,000)	(125,000)	—	—	—	—
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	(1,000)	—	—
Amortization of net actuarial loss (gain)	34,000	21,000	5,000	6,000	—	(1,000)
Net periodic benefit cost	$79,000	$35,000	$40,000	$38,000	$14,000	$12,000

Barnwell contributed $350,000 to the Pension Plan during the three months ended December 31, 2015 and estimates that it will make further contributions of $400,000 during the remainder of fiscal 2016. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2016 and expected payments under the SERP for fiscal 2016 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

9.    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended December 31,
	2015	2014
United States	$(726,000)	$(236,000)
Canada	(876,000)	(320,000)
	$(1,602,000)	$(556,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended December 31,
	2015	2014
Current	$(209,000)	$3,000
Deferred	16,000	(92,000)
	$(193,000)	$(89,000)

As a result of significant declines in oil and natural gas prices, funds available for oil and natural gas capital expenditures are projected to be minimal in the near term and thus Barnwell's ability to replace production and abate declining reserves has been significantly restricted. Accordingly, Barnwell determined in the second quarter of fiscal 2015 that it is not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law are realizable. As a result, the Company recorded a valuation allowance during the year ended September 30, 2015 for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable. Included in the deferred income tax expense for the three months ended December 31, 2015, was $53,000 for the additional valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable. There was no such valuation allowance recorded in the prior year period.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, Canadian income taxes are not estimated to have a future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses and other deferred tax assets under U.S. tax law are not estimated to have any future U.S. tax benefit. In addition, consolidated taxes in the current year period includes the aforementioned valuation allowance for a portion of deferred tax assets under Canadian tax law.

10.    SEGMENT INFORMATION

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

	Three months ended December 31,
	2015	2014
Revenues:
Oil and natural gas	$848,000	$2,972,000
Land investment	129,000	1,032,000
Contract drilling	832,000	1,933,000
Other	42,000	78,000
Total before interest income	1,851,000	6,015,000
Interest income	2,000	17,000
Total revenues	$1,853,000	$6,032,000
Depletion, depreciation, and amortization:
Oil and natural gas	$274,000	$883,000
Contract drilling	61,000	71,000
Other	27,000	25,000
Total depletion, depreciation, and amortization	$362,000	$979,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$(165,000)	$466,000
Land investment	129,000	1,032,000
Contract drilling	221,000	337,000
Other	15,000	53,000
Total operating profit	200,000	1,888,000
Equity in income of affiliates:
Land investment	163,000	88,000
General and administrative expenses	(1,841,000)	(2,275,000)
Interest expense	(33,000)	(90,000)
Interest income	2,000	17,000
Loss before income taxes	$(1,509,000)	$(372,000)

11.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in each component of accumulated other comprehensive (loss) income were as follows:

	Three months ended December 31,
	2015	2014
Foreign currency translation:
Beginning accumulated foreign currency translation	$819,000	$1,692,000
Change in cumulative translation adjustment before reclassifications	(156,000)	(407,000)
Income taxes	—	—
Net current period other comprehensive loss	(156,000)	(407,000)
Ending accumulated foreign currency translation	663,000	1,285,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(2,941,000)	(1,950,000)
Amortization of net actuarial loss and prior service cost	39,000	26,000
Income taxes	—	—
Net current period other comprehensive income	39,000	26,000
Ending accumulated retirement plans benefit cost	(2,902,000)	(1,924,000)
Accumulated other comprehensive loss, net of taxes	$(2,239,000)	$(639,000)

The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of "General and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 8 for additional details).

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

13.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

In January 2015, there was an oil and salt water release from one of our operated oil pipelines in Alberta, Canada. We have estimated that the gross probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we have recovered substantially all of the monies from the other working interest owners for their share of the costs. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and as of December 31, 2015, we have collected $1,103,000 in insurance proceeds. The estimated liability for the release as of December 31, 2015 and September 30, 2015 was $72,000 and $75,000, respectively, and has not been discounted and was accrued in “Accrued operating and other expenses” on the Condensed Consolidated Balance Sheets.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified site, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 6 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

14.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$32,000	$86,000
Income taxes paid	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Note receivable for sale of investment	$—	$907,000

Capital expenditure accruals related to oil and natural gas exploration and development increased $132,000 and $106,000 during the three months ended December 31, 2015 and 2014, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $123,000 during the three months ended December 31, 2015 and decreased $76,000 during the three months ended December 31, 2014.

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

During the three months ended December 31, 2015, Barnwell received $150,000 in percentage of sales payments from KD I from the sale of one lot within Phase II of Increment I. During the three months ended December 31, 2014, Barnwell received $1,200,000 in percentage of sales payments from KD I from the sale of six contiguous lots within Phase I of Increment I to a single buyer and two lots within Phase II of Increment I.

16.    SUBSEQUENT EVENTS

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2015. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

General

In light of the circumstances discussed in Note 2 to the Condensed Consolidated Financial Statements, our primary focus is on cash management and potential asset sales as we endeavor to address our significant liquidity issues. See our discussion under “Liquidity and Capital Resources” below.

If the liquidity issues discussed under "Liquidity and Capital Resources" below continue beyond one year, the Company's ability to continue as a going concern beyond the short term will need to be reassessed in consideration of the facts and circumstances at that time.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2015. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. On July 9, 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date, which is annual reporting periods beginning after December 15, 2016 and subsequent interim periods. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods and early adoption is permitted. Additionally, this guidance may be applied either prospectively or retrospectively to all periods presented. The Company expects that the adoption of this amendment will result in insignificant balance sheet reclassification of the Company’s current deferred tax asset as a non-current deferred tax liability.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The amendment is effective for annual reporting periods beginning after December 15, 2018. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP ("KD I") and KD Acquisition II, LLLP ("KD II") resulting from the sale of lots and/or residential units by KD I and KD II in two increments (“Increment I” and “Increment II”), within the approximately 870 acres of the Kaupulehu Lot 4A area, located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, adjacent to Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. Increment I is an area zoned for approximately 80 single-family lots, of which 27 remain to be sold, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots approximately two to three acres in size fronting the ocean are currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development.

•
An indirect 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. The partnerships derive income from the sale of residential parcels, of which 27 lots remain to be sold at Kaupulehu Increment I, two ocean front parcels in Kaupulehu Increment II are currently being developed for eventual sale, and one lot remains at Maniniowali, as well as from commission on real estate sales by the real estate sales office.

•	Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above.

2)   Barnwell owns an 80% interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership. Kaupulehu 2007 owns one residential parcel in the Kaupulehu area that is available for sale. See "Residential Real Estate Segment" below for a discussion of Kaupulehu 2007’s luxury residence for sale.

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

Barnwell realized an average price for oil of $31.72 per barrel during the three months ended December 31, 2015, down 49% from $62.81 per barrel realized during the same period in the prior year. Barnwell realized an average price for natural gas of $1.69 per Mcf during the three months ended December 31, 2015, down 42% from $2.93 per Mcf realized during the same period in the prior year.

Oil and natural gas prices affect the value of our oil and natural gas properties as determined in our full cost ceiling calculation and sustained low prices will result in future reductions of the full cost ceiling value which could result in future reductions of the carrying value of our oil and natural gas properties and a charge to operating results.

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. Barnwell's net proceeds from the sale, after broker's fees and other closing costs, were $14,162,000 of which $6,904,000, as of December 31, 2015, is being held in an escrow account for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Upon determination by the Canada Revenue Agency of any necessary tax deposits, the escrow agent is to release any such required amount of withheld funds to the Canada Revenue Agency and the remainder to Barnwell. Management believes all necessary Canadian income taxes related to the sale have been paid as of December 31, 2015, however the sufficiency of Canadian income taxes paid and the precise timing for and amount of the release of these funds to Barnwell cannot be determined until formal determination by the Canada Revenue Agency.

On September 30, 2015, as a result of the sale of Dunvegan, Barnwell’s revolving credit facility at Royal Bank of Canada was amended and reduced by the bank to $1,000,000 Canadian dollars, or U.S. $723,000 at the December 31, 2015 exchange rate. Barnwell repaid the credit facility in full in September 2015 from the proceeds of the disposition and as of December 31, 2015 had $690,000 of available credit after consideration of issued letters of credit.

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The value of the deemed assets is based on each well's most recent twelve months of production and an industry average netback as determined by the AER annually. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. Companies with a LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At December 31, 2015, the Company had sufficient deemed asset value that no security deposit was due. However, in February 2016 Barnwell's LMR fell below 1.0, due to the transfer of a well license with a favorable LMR, and Barnwell is required to make a cash deposit with the AER of approximately $130,000. It is probable that Barnwell will have to transfer an additional well license which would necessitate an additional cash deposit with the AER and/or the implementation of a structured LLR Program Management Plan; management currently estimates that the total amount of the required deposits in fiscal 2016 could be as much as $3,000,000, however we cannot be certain of the ultimate amount at this time. Due to the decline in oil and natural gas prices and related netbacks over the past year it is possible that the value of the Company’s deemed assets will further decline which in turn could dictate that the Company place a larger deposit with the AER than is currently estimated. This requirement to provide security deposit funds to the AER in the future will result in the diversion of operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which in turn will have a material adverse effect on our business, financial condition and results of operations. If Barnwell fails to comply with the requirements of the LLR program, Barnwell's oil and natural gas subsidiary would be subject to the AER's enforcement provisions which could include suspension of operations and non-compliance fees and could ultimately result in the AER serving the Company with a closure order to shut-in all operated wells. Additionally, if Barnwell is non-compliant, the Company would be prohibited from transferring well licenses which would prohibit us from selling any oil and natural gas assets until the required cash deposit is made with the AER.

The timing and amount of any future re-investment of the Dunvegan proceeds is dependent on the release of the proceeds currently held in escrow and the need to fund ongoing operating and general and administrative expenses, deposits with the AER, and asset retirement obligations, in which case some or all of such proceeds would not be reinvested.

Results of Operations

Summary

Net loss attributable to Barnwell for the three months ended December 31, 2015 totaled $1,409,000, a $942,000 decrease in operating results from a net loss of $467,000 for the three months ended December 31, 2014. The following factors affected the results of operations for the three months ended December 31, 2015 as compared to the prior year period:

•
A $631,000 decrease in oil and natural gas segment operating results, before income taxes, due to decreases in natural gas and natural gas liquids production due to the divestiture of Dunvegan in September 2015 and decreases in prices for all products;

•
A $903,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to decreased percentage of sales receipts as a result of fewer lot sales by the Kukio Resort land development partnerships;

•	A $116,000 decrease in contract drilling segment operating profit, before income taxes, primarily due to work on higher value water well drilling contracts in the prior year period;

•	A $434,000 decrease in general and administrative expenses primarily due to cost reduction efforts; and

•	A $75,000 increase in equity in income from affiliates as a result of increased Kukio Resort land development partnerships’ operating results.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 15% in the three months ended December 31, 2015 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 3% at December 31, 2015 as compared to September 30, 2015. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2015 was $156,000, a $251,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $407,000 for the same period in the prior year. There was no tax impact from other comprehensive loss due to foreign currency translation adjustments in the three months ended December 31, 2015 and 2014 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2015	2014	$	%
Natural Gas (Mcf)*	$1.69	$2.93	$(1.24)	(42%)
Oil (Bbls)**	$31.72	$62.81	$(31.09)	(49%)
Liquids (Bbls)**	$22.55	$28.35	$(5.80)	(20%)

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2015	2014	Units	%
Natural Gas (Mcf)*	132,000	439,000	(307,000)	(70%)
Oil (Bbls)**	18,000	17,000	1,000	6%
Liquids (Bbls)**	2,000	18,000	(16,000)	(89%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $2,124,000 (71%) for the three months ended December 31, 2015, as compared to the same period in the prior year, primarily due to decreases in natural gas and natural gas liquids production as a result of the divestiture of Dunvegan in September 2015, which decreased revenues by $1,486,000, as well as decreases in prices realized for all products.

The oil and natural gas segment generated a $165,000 operating loss before general and administrative expenses in the three months ended December 31, 2015, a decrease in operating results of $631,000 as compared to the $466,000 operating profit generated during the same period of the prior year. Operating results decreased due to the significant decrease in revenue discussed above, partially offset by a decrease of $884,000 (54%) in oil and natural gas operating expenses and a decrease of $609,000 (69%) in depletion for the three months ended December 31, 2015, as compared to the same period in the prior year.

Oil and natural gas operating expenses decreased for the three months ended December 31, 2015, as compared to the prior year period, primarily as a result of the sale of Dunvegan in September 2015, which decreased oil and natural gas operating expenses by $466,000, a decrease in maintenance and turnaround costs at various oil and natural gas properties and a 15% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar.

Oil and natural gas segment depletion decreased for the three months ended December 31, 2015 as compared to the prior year period primarily due to a 62% decrease in net production primarily as a result of the divestiture of Dunvegan in September 2015, a 15% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar and a 5% decrease in the depletion rate as compared to the same period in the prior year.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of single-family residential lots in Increment I from KD I, a land development partnership in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage payments are part of a 2004 transaction where Kaupulehu Developments sold its leasehold interest in Increment I to KD I's predecessor in interest, which was prior to Barnwell’s affiliation with KD I which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

The following table summarizes the percentage of sales payment revenues received from KD I:

	Three months ended December 31,
	2015	2014
Sale of interest in leasehold land:
Proceeds	$150,000	$1,200,000
Fees	(21,000)	(168,000)
Revenues – sale of interest in leasehold land, net	$129,000	$1,032,000

KD I sold one single-family lot within Phase II of Increment I during the three months ended December 31, 2015, and sold a total of six contiguous single-family lots to a single buyer within Phase I of Increment I and two single-family lots within Phase II of Increment I during the three months ended December 31, 2014.

As of December 31, 2015, all of the 38 single-family lots in Phase I of Increment I have been sold by KD I. A portion of the 42 single-family lots planned for Phase II of Increment I have been completed and 15 have been sold as of December 31, 2015. Two residential lots approximately two to three acres in size fronting the ocean are also currently being developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs decreased $1,101,000 (57%) and $975,000 (64%), respectively, for the three months ended December 31, 2015, as compared to the same period in the prior year. The contract drilling segment generated a $221,000 operating profit before general and administrative expenses in the three months ended December 31, 2015, a decrease in operating results of $116,000 as compared to the $337,000 operating profit generated during the same period of the prior year. The decrease in operating results is primarily due to work on higher value water well drilling contracts in the prior year period.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. There has been significant decrease in demand for water well drilling contracts in recent years that has generally led to increased competition for available contracts and lower margins on awarded contracts. The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of this volatility in demand. Based on the value of contracts currently in backlog we expect contract drilling segment revenues and operating results to decrease significantly for the remainder of fiscal 2016 absent the awarding of additional contracts.

General and administrative expenses

General and administrative expenses decreased $434,000 (19%) for the three months ended December 31, 2015, as compared to the same period in the prior year. The decrease was primarily due to a $203,000 decrease in compensation costs and a $112,000 decrease in travel, entertainment and promotional expenses all due to cost reduction efforts as well as a 15% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar that decreased oil and natural gas general and administrative expenses by $130,000.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $617,000 (63%) for the three months ended December 31, 2015, as compared to the same period in the prior year, primarily due to the decrease in oil and natural gas segment production as a result of the divestiture of Dunvegan in September 2015, as discussed above.

Interest expense

Interest expense decreased $57,000 (63%) for the three months ended December 31, 2015, as compared to the same period in the prior year, primarily due to the decrease in average outstanding debt balances as Barnwell repaid $7,659,000 during fiscal 2015.

Equity in income of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $163,000 during the three months ended December 31, 2015 as compared to allocated income of $88,000 during the three months ended December 31, 2014. The increase in the allocated partnership income in the current year period is due to an increase in KD I's profit recognition under percentage-of-completion accounting due to additional development expenditures incurred since the prior year period.

Income taxes

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2015, after adjusting loss before income taxes for non-controlling interests, was 12%, as compared to 16% for the three months ended December 31, 2014.
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

Net earnings attributable to non-controlling interests for the three months ended December 31, 2015 totaled $93,000, as compared to net earnings attributable to non-controlling interests of $184,000 for the same period in the prior year. The decrease of $91,000 is due primarily to less percentage of sales proceeds received partially offset by an increase in the amount of Kukio land development partnership income allocated to non-controlling interests in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At December 31, 2015, Barnwell had $13,587,000 in working capital.

Cash Flows

Cash flows used in operations totaled $2,420,000 for the three months ended December 31, 2015, as compared to cash flows used in operations of $1,556,000 for the same period in the prior year. This $864,000 decrease in operating cash flows was primarily due to lower oil and natural gas segment operating results.

Cash flows used in investing activities totaled $216,000 during the three months ended December 31, 2015, as compared to $479,000 of net cash provided by investing activities during the same period of the prior year. The decrease in investing cash flows was primarily due to a $903,000 decrease in percentage of sales proceeds received in the current year period as compared to the prior year period and a $266,000 decrease in cash flows related to the proceeds received from the sale of a residential parcel in the prior year period.

Partially offsetting the decrease was the absence of outflows for acquisition of oil and natural gas properties in the current year period as compared to $526,000 of outflows for acquisition of oil and natural gas properties in the prior year period.

Net cash provided by financing activities totaled $27,000 for the three months ended December 31, 2015, as compared to $568,000 of net cash used in financing activities during the same period of the prior year. The $595,000 change in cash flows was primarily due to $402,000 in debt repayments in the prior year period, as compared to none in the current year period, and a $183,000 decrease in distributions to non-controlling interests in the current year period as compared to the prior year period.

Credit Arrangements

 On September 30, 2015, Barnwell’s revolving credit facility at Royal Bank of Canada was amended and reduced by the bank to $1,000,000 Canadian dollars, or U.S. $723,000 at the December 31, 2015 exchange rate, as a result of the sale of the Company's principal oil and natural gas property, Dunvegan, in September 2015. Barnwell repaid the credit facility in full in September 2015 from the proceeds of the disposition. The other material terms of the credit facility remain unchanged. Borrowings under this facility were U.S. $0 and issued letters of credit were $33,000 at December 31, 2015.

Under the financing agreement with Royal Bank of Canada, the credit facility is reviewed annually with the next review planned for April 2016. Subject to that review, the credit facility may be renewed for one year at the current borrowing capacity or at an adjusted borrowing capacity, based on the bank’s assessment of the value of Barnwell’s oil and natural gas properties. The facility is available in U.S. dollars at the London Interbank Offer Rate plus 2.50%, at Royal Bank of Canada’s U.S. base rate plus 1.50%, or in Canadian dollars at Royal Bank of Canada’s prime rate plus 1.50%. A standby fee of 0.625% per annum is charged on the unused facility balance.

Barnwell, together with its 80%-owned real estate joint venture, Kaupulehu 2007, has a non-revolving real estate loan with a Hawaii bank that terminates on April 1, 2018. In January 2015, the loan was amended to change the monthly principal and interest payments to monthly interest-only payments effective February 1, 2015. All other terms of the loan remained unchanged. The interest rate adjusts each April for the remaining term of the loan to the lender’s then prevailing interest rate for similarly priced commercial mortgage loans or a floating rate equal to the lender’s base rate. The interest rate at December 31, 2015 was 3.59%. The principal balance and any accrued interest will be due and payable on April 1, 2018. The loan is collateralized by, among other things, a first mortgage on Kaupulehu 2007’s lots together with all improvements thereon. Kaupulehu 2007 will be required to make a principal payment upon the sale of the house or the residential parcel in the amount of the net sales proceeds of the house or residential parcel; the loan agreement defines net sales proceeds as the gross sales proceeds for the house or residential parcel, less reasonable commissions and normal closing costs.

The loan agreement contains provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio. However, in June 2015, the bank suspended these financial covenants in exchange for an interest reserve account which had a balance of $212,000 at December 31, 2015. These financial covenants will remain suspended as long as there are sufficient funds in the interest reserve account.

Oil and Natural Gas and Other Capital Expenditures

Due to the aforementioned impacts of the decline in oil and natural gas prices which negatively affected Barnwell's cash flows and liquidity as well as the borrowing capacity of our Canadian revolving credit facility, oil and natural gas capital expenditures have been restricted. Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures, totaled $598,000 for the three months ended December 31, 2015, as compared to $323,000 for the same period in the prior year. Management expects that oil and natural gas capital expenditures and expenditures for potential acquisitions of oil and natural gas properties in fiscal 2016 will range from $800,000 to $1,500,000. This estimated amount will increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Asset Retirement Obligation

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The value of the deemed assets is based on each well's most recent twelve months of production and an industry average netback as determined by the AER annually. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. Companies with a LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At December 31, 2015, the Company had sufficient deemed asset value that no security deposit was due. However, in February 2016 Barnwell's LMR fell below 1.0, due to the transfer of a well license with a favorable LMR, and Barnwell is required to make a cash deposit with the AER of approximately $130,000. It is probable that Barnwell will have to transfer an additional well license which would necessitate an additional cash deposit with the AER and/or the implementation of a structured LLR Program Management Plan; management currently estimates that the total amount of the required deposits in fiscal 2016 could be as much as $3,000,000, however we cannot be certain of the ultimate amount at this time. Due to the decline in oil and natural gas prices and related netbacks over the past year it is possible that the value of the Company’s deemed assets will further decline which in turn could dictate that the Company place a larger deposit with the AER than is currently estimated. This requirement to provide security deposit funds to the AER in the future will result in the diversion of operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which in turn will have a material adverse effect on our business, financial condition and results of operations. If Barnwell fails to comply with the requirements of the LLR program, Barnwell's oil and natural gas subsidiary would be subject to the AER's enforcement provisions which could include suspension of operations and non-compliance fees and could ultimately result in the AER serving the Company with a closure order to shut-in all operated wells. Additionally, if Barnwell is non-compliant, the Company would be prohibited from transferring well licenses which would prohibit us from selling any oil and natural gas assets until the required cash deposit is made with the AER.

Other Considerations

Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales as well as from natural declines, and increasing costs due to the age of Barnwell's properties, Barnwell's oil and natural gas segment is projected to have negative cash flow from operations at current prices and production levels. These factors have also resulted in the significant decrease in the borrowing capacity of our Canadian revolving credit facility. Consequently, Barnwell is reliant upon the release of the Dunvegan sales proceeds held in escrow, the timing of which is uncertain, and land investment segment proceeds from percentage of sales payments and any potential future cash distributions from the Kukio Resort land development partnerships in order to provide sufficient liquidity to fund our future cash needs, including capital expenditures, the aforementioned deposits with the AER, the asset retirement obligations, and general and administrative expenses. Furthermore, even if the release of the Dunvegan sales proceeds held in escrow and land investment segment proceeds provide sufficient liquidity, all or a portion of those proceeds will be needed to fund ongoing operating and general and administrative expenses, deposits with the AER, and asset retirement obligations, such that these proceeds used would not be reinvested.

There is no assurance that the Company will have sufficient cash to fund operations beyond the short term as it is dependent upon the timely release of the Dunvegan sales proceeds, the receipt of sufficient land investment segment percentage of sales payments or the receipt of sufficient cash distributions from the Kukio Resort land development partnerships to fund operations. The timing of these items is highly uncertain and largely out of our control. If these sources of cash are not timely or are insufficient, we may be forced to implement measures such as asset sales, including potentially the New York and/or Honolulu offices, on an accelerated and potentially unfavorable basis, short-term bridge financing, reductions in operations and general and administrative expenses, or other mechanisms that will bridge the Company's cash needs until sufficient amounts of the sources of cash above are received in the near term. There can be no assurance the Company will be able to secure short-term financing or the sale of any of its assets within the time frame necessary, or realize enough proceeds from such sales to fund its operations or to otherwise resolve its liquidity issues. Such issues could have a material adverse impact on our business, financial condition and results of operations. If liquidity issues continue beyond one year and are such that the Company is not able to sufficiently reinvest its future cash inflows, the Company's ability to continue as a going concern beyond the short term will need to be reassessed in consideration of the facts and circumstances at that time.

Contingencies

Environmental Matters

In January 2015, there was an oil and salt water release from one of our operated oil pipelines in Alberta, Canada. We have estimated that the gross probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we have recovered substantially all of the monies from the other working interest owners for their share of the costs. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and as of December 31, 2015, we have collected $1,103,000 in insurance proceeds. The estimated liability for the release at December 31, 2015 and September 30, 2015 was $72,000 and $75,000, respectively.

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

As of December 31, 2015, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2015 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	February 12, 2016	/s/ Russell M. Gifford
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