Form 10-Q
period 2016-03-31
BARNWELL INDUSTRIES INC
filed 2016-05-12
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No

As of May 11, 2016 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,949,000	$8,471,000
Restricted cash	218,000	7,458,000
Accounts and other receivables, net of allowance for doubtful accounts of: $41,000 at March 31, 2016; $23,000 at September 30, 2015	1,283,000	2,300,000
Income taxes receivable	2,537,000	82,000
Investment held for sale	1,192,000	1,192,000
Real estate held for sale	5,132,000	5,132,000
Other current assets	1,423,000	1,043,000
Total current assets	20,734,000	25,678,000
Restricted cash, net of current portion	57,000	119,000
Investments	6,704,000	6,288,000
Property and equipment	78,730,000	75,953,000
Accumulated depletion, depreciation, and amortization	(69,150,000)	(66,485,000)
Property and equipment, net	9,580,000	9,468,000
Total assets	$37,075,000	$41,553,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,557,000	$2,653,000
Accrued capital expenditures	298,000	363,000
Accrued operating and other expenses	1,412,000	1,343,000
Accrued incentive and other compensation	337,000	560,000
Billings in excess of costs	111,000	569,000
Payable to joint interest owners	150,000	428,000
Current portion of asset retirement obligation	930,000	506,000
Current portion of long-term debt	3,440,000	3,440,000
Other current liabilities	123,000	141,000
Total current liabilities	8,358,000	10,003,000
Liability for retirement benefits	5,244,000	5,409,000
Asset retirement obligation	6,467,000	6,430,000
Deferred income taxes	493,000	449,000
Total liabilities	20,562,000	22,291,000
Commitments and contingencies (Note 13)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at March 31, 2016 and September 30, 2015	4,223,000	4,223,000
Additional paid-in capital	1,340,000	1,335,000
Retained earnings	14,450,000	17,467,000
Accumulated other comprehensive loss, net	(1,929,000)	(2,122,000)
Treasury stock, at cost: 167,900 shares at March 31, 2016 and September 30, 2015	(2,286,000)	(2,286,000)
Total stockholders' equity	15,798,000	18,617,000
Non-controlling interests	715,000	645,000
Total equity	16,513,000	19,262,000
Total liabilities and equity	$37,075,000	$41,553,000
See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Revenues:
Oil and natural gas	$621,000	$2,092,000	$1,469,000	$5,064,000
Contract drilling	550,000	491,000	1,382,000	2,424,000
Sale of interest in leasehold land, net	284,000	817,000	413,000	1,849,000
Gas processing and other	67,000	92,000	111,000	187,000
	1,522,000	3,492,000	3,375,000	9,524,000
Costs and expenses:
Oil and natural gas operating	1,014,000	1,818,000	1,753,000	3,441,000
Contract drilling operating	618,000	472,000	1,168,000	1,997,000
General and administrative	1,528,000	2,104,000	3,369,000	4,379,000
Depletion, depreciation, and amortization	391,000	868,000	753,000	1,847,000
Interest expense	33,000	82,000	66,000	172,000
	3,584,000	5,344,000	7,109,000	11,836,000
Loss before equity in income of affiliates and income taxes	(2,062,000)	(1,852,000)	(3,734,000)	(2,312,000)
Equity in income of affiliates	253,000	368,000	416,000	456,000
Loss before income taxes	(1,809,000)	(1,484,000)	(3,318,000)	(1,856,000)
Income tax (benefit) provision	(264,000)	389,000	(457,000)	300,000
Net loss	(1,545,000)	(1,873,000)	(2,861,000)	(2,156,000)
Less: Net earnings attributable to non-controlling interests	63,000	144,000	156,000	328,000
Net loss attributable to Barnwell Industries, Inc.	$(1,608,000)	$(2,017,000)	$(3,017,000)	$(2,484,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.19)	$(0.24)	$(0.36)	$(0.30)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Net loss	$(1,545,000)	$(1,873,000)	$(2,861,000)	$(2,156,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	272,000	(772,000)	116,000	(1,179,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	38,000	27,000	77,000	53,000
Total other comprehensive income (loss)	310,000	(745,000)	193,000	(1,126,000)
Total comprehensive loss	(1,235,000)	(2,618,000)	(2,668,000)	(3,282,000)
Less: Comprehensive income attributable to non-controlling interests	63,000	144,000	156,000	328,000
Comprehensive loss attributable to Barnwell Industries, Inc.	$(1,298,000)	$(2,762,000)	$(2,824,000)	$(3,610,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,861,000)	$(2,156,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in income of affiliates	(416,000)	(456,000)
Depletion, depreciation, and amortization	753,000	1,847,000
Foreign exchange loss	—	146,000
Loss on sale of investment	—	16,000
Retirement benefits expense	265,000	204,000
Accretion of asset retirement obligation	226,000	308,000
Deferred income tax (benefit) expense	(89,000)	647,000
Asset retirement obligation payments	(125,000)	(489,000)
Share-based compensation benefit	(23,000)	(47,000)
Retirement plan contributions	(353,000)	(253,000)
Sale of interest in leasehold land, net	(413,000)	(1,849,000)
Decrease from changes in current assets and liabilities	(1,571,000)	(2,361,000)
Net cash used in operating activities	(4,607,000)	(4,443,000)
Cash flows from investing activities:
Decrease in restricted cash	4,957,000	—
Proceeds from sale of interest in leasehold land, net of fees paid	413,000	1,849,000
Proceeds from sale of investment, net of closing costs	—	266,000
Payment to acquire oil and natural gas properties	—	(526,000)
Capital expenditures - oil and natural gas	(598,000)	(564,000)
Capital expenditures - all other	(39,000)	(75,000)
Net cash provided by investing activities	4,733,000	950,000
Cash flows from financing activities:
Repayments of long-term debt	—	(2,445,000)
Decrease in restricted cash	166,000	—
Contributions from non-controlling interests	—	90,000
Distributions to non-controlling interests	(86,000)	(334,000)
Net cash provided by (used in) financing activities	80,000	(2,689,000)
Effect of exchange rate changes on cash and cash equivalents	272,000	(825,000)
Net increase (decrease) in cash and cash equivalents	478,000	(7,007,000)
Cash and cash equivalents at beginning of period	8,471,000	16,104,000
Cash and cash equivalents at end of period	$8,949,000	$9,097,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended March 31, 2016 and 2015
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at December 31, 2014	8,277,160	$4,223,000	$1,322,000	$15,737,000	$(639,000)	$(2,286,000)	$765,000	$19,122,000
Contributions from non-controlling interests							45,000	45,000
Distributions to non-controlling interests							(123,000)	(123,000)
Net earnings (loss)				(2,017,000)			144,000	(1,873,000)
Share-based compensation			4,000					4,000
Foreign currency translation adjustments, net of taxes of $0					(772,000)			(772,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					27,000			27,000
Balance at March 31, 2015	8,277,160	$4,223,000	$1,326,000	$13,720,000	$(1,384,000)	$(2,286,000)	$831,000	$16,430,000

Balance at December 31, 2015	8,277,160	$4,223,000	$1,338,000	$16,058,000	$(2,239,000)	$(2,286,000)	$710,000	$17,804,000
Distributions to non-controlling interests							(58,000)	(58,000)
Net earnings (loss)				(1,608,000)			63,000	(1,545,000)
Share-based compensation			2,000					2,000
Foreign currency translation adjustments, net of taxes of $0					272,000			272,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					38,000			38,000
Balance at March 31, 2016	8,277,160	$4,223,000	$1,340,000	$14,450,000	$(1,929,000)	$(2,286,000)	$715,000	$16,513,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended March 31, 2016 and 2015
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2014	8,277,160	$4,223,000	$1,315,000	$16,204,000	$(258,000)	$(2,286,000)	$747,000	$19,945,000
Contributions from non-controlling interests							90,000	90,000
Distributions to non-controlling interests							(334,000)	(334,000)
Net earnings (loss)				(2,484,000)			328,000	(2,156,000)
Share-based compensation			11,000					11,000
Foreign currency translation adjustments, net of taxes of $0					(1,179,000)			(1,179,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					53,000			53,000
Balance at March 31, 2015	8,277,160	$4,223,000	$1,326,000	$13,720,000	$(1,384,000)	$(2,286,000)	$831,000	$16,430,000

Balance at September 30, 2015	8,277,160	$4,223,000	$1,335,000	$17,467,000	$(2,122,000)	$(2,286,000)	$645,000	$19,262,000
Distributions to non-controlling interests							(86,000)	(86,000)
Net earnings (loss)				(3,017,000)			156,000	(2,861,000)
Share-based compensation			5,000					5,000
Foreign currency translation adjustments, net of taxes of $0					116,000			116,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					77,000			77,000
Balance at March 31, 2016	8,277,160	$4,223,000	$1,340,000	$14,450,000	$(1,929,000)	$(2,286,000)	$715,000	$16,513,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2016, results of operations, comprehensive loss, and equity for the three and six months ended March 31, 2016 and 2015, and cash flows for the six months ended March 31, 2016 and 2015, have been made. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

2.    LIQUIDITY

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. Barnwell's net proceeds from the sale, after broker's fees and other closing costs, were $14,162,000. On closing, approximately half of the proceeds were withheld in an escrow account for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. In February 2016, the Canada Revenue Agency instructed the Company to make an installment payment of approximately $2,000,000 related to the sale, prior to their issuance of a Certificate of Compliance and release of the remaining escrow funds. The Company made the installment payment using a portion of the funds held in escrow and received the remaining funds of $4,957,000 from escrow in March 2016. An income tax receivable of $2,537,000 was recorded at March 31, 2016, primarily for the excess of Canadian federal and provincial income tax installment payments over tax liability, as all necessary Canadian income taxes related to the sale were paid in the tax installment payment made in September 2015. The Canadian income tax refunds were received in April and May 2016.

On September 30, 2015, as a result of the sale of Dunvegan, Barnwell’s revolving credit facility at Royal Bank of Canada was amended and reduced by the bank to $1,000,000 Canadian dollars, or U.S. $771,000 at the March 31, 2016 exchange rate. Upon the April 2016 review the credit facility was terminated (see Note 7).

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The value of the deemed assets is based on each well's most recent twelve months of production and an industry average netback as determined by the AER annually. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. Companies with a LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. In February 2016, Barnwell's LMR fell below 1.0, due to the transfer of a well license with a favorable LMR, and Barnwell was required to make a $142,000 cash deposit with the AER. However, in March 2016, Barnwell's LMR ratio exceeded 1.0 as a result of the AER's credit for recent abandonment work performed and some recent well production restarts and the cash deposit was refunded in April 2016. It is possible that Barnwell will have to transfer an additional well license which would necessitate an additional cash deposit with the AER and/or the implementation of a structured LLR Program Management Plan; management currently estimates that the total amount of the required deposits within the next 12-months could be $3,000,000, however we cannot be certain of the ultimate amount. Due to the decline in oil and natural gas prices and related netbacks over the past year it is possible that the value of the Company’s deemed assets will further decline which in turn could dictate that the Company place a larger deposit with the AER than is currently estimated, although recent well production restarts may help to provide some offset to such declines. The requirement to provide security deposit funds to the AER in the future will result in the diversion of cash and cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which in turn will have a material adverse effect on our business, financial condition and results of operations. If Barnwell fails to comply with the requirements of the LLR program, Barnwell's oil and natural gas subsidiary would be subject to the AER's enforcement provisions which could include suspension of operations and non-compliance fees and could ultimately result in the AER serving the Company with a closure order to shut-in all operated wells. Additionally, if Barnwell is non-compliant, the Company would be prohibited from transferring well licenses which would prohibit us from selling any oil and natural gas assets until the required cash deposit is made with the AER.

In April 2016, Kaupulehu 2007, LLLP ("Kaupulehu 2007") sold its remaining luxury residence for $5,700,000 and repaid the real estate loan in full from a portion of the proceeds. After the repayment of the real estate loan and distributions to minority interests, the Company netted approximately $1,500,000 in cash proceeds from the sale of the residence (see Notes 5 and 7).

Additionally, in April 2016, KD Acquisition II, LLLP, which is part of the Kukio Resort land development partnerships in which the Company has an indirect ownership interest and an entity from which the Company has rights to receive percentage of sales payments, sold one ocean front parcel in Kaupulehu Increment II for $20,000,000. As a result of the sale, the Company received a percentage of sale payment in the amount of $1,600,000. The Company also received $5,320,000 in cash distributions from the Kukio Resort land development partnerships in April 2016 (see Note 6).

Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales, and increasing costs due to the age of Barnwell's properties, Barnwell's oil and natural gas segment is projected to have negative cash flow from operations at current prices and production levels. A portion of the recently received proceeds mentioned above will be needed in order to provide sufficient liquidity to fund our current cash needs including the aforementioned deposits with the AER, asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses, such that some or potentially all of the proceeds may not be available for reinvestment. Consequently, Barnwell is reliant upon future land investment segment proceeds from percentage of sales payments and any potential future cash distributions from the Kukio Resort land development partnerships, the timing of which is highly uncertain and out of our control, to fund operations and provide capital for reinvestment on a long term basis.

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

 Options to purchase 621,250 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2016 and 2015, as their inclusion would have been antidilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended March 31, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,608,000)	8,277,160	$(0.19)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,608,000)	8,277,160	$(0.19)

	Six months ended March 31, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(3,017,000)	8,277,160	$(0.36)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(3,017,000)	8,277,160	$(0.36)

	Three months ended March 31, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(2,017,000)	8,277,160	$(0.24)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(2,017,000)	8,277,160	$(0.24)

	Six months ended March 31, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(2,484,000)	8,277,160	$(0.30)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(2,484,000)	8,277,160	$(0.30)

4.    INVESTMENT HELD FOR SALE

At March 31, 2016, Kaupulehu 2007 owned one residential lot available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. A second residential parcel was sold in October 2014 for $1,250,000 for a nominal loss which is included in "General and administrative" expenses in the Condensed Consolidated Statements of Operations for the six months ended March 31, 2015.

5.    REAL ESTATE HELD FOR SALE

At March 31, 2016, Kaupulehu 2007 also owned one luxury residence available for sale in Lot 4A Increment I. In April 2016, the residence was sold for $5,700,000 in gross proceeds, before commission and other closing costs, which is above the $5,132,000 book value of the residence at March 31, 2016. This transaction will be recognized in the quarter ending June 30, 2016.

6.    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	March 31, 2016	September 30, 2015
Investment in Kukio Resort land development partnerships	$6,654,000	$6,238,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$6,704,000	$6,288,000

Investment in Kukio Resort land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP ("KD Kona") and KKM Makai, LLLP ("KKM Makai"), and indirectly acquired, through their ownership of interest in Kaupulehu Makai, LLLP ("Kaupulehu Makai"), a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LLLP (“KD II”), is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of March 31, 2016, 26 lots remained to be sold at Kaupulehu Increment I, two ocean front parcels in Kaupulehu Increment II were available for sale, of which one of the parcels was sold in April 2016, and one lot remained at Maniniowali.

In April 2016, KD II, which is part of the Kukio Resort land development partnerships in which the Company has an indirect ownership interest, sold one ocean front parcel for $20,000,000, as noted above. In addition, the Kukio Resort land development partnerships made a cash distribution to its partners of which Barnwell received its share totaling $5,320,000 in April 2016. The cash distribution received and the equity in income of affiliates related to the sale of the parcel will be recognized in the quarter ending June 30, 2016.

Equity in income of affiliates was $253,000 and $416,000 for the three and six months ended March 31, 2016, respectively, and $368,000 and $456,000 for the three and six months ended March 31, 2015, respectively. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $373,000 as of March 31, 2016, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $4,000 and $17,000 for the three and six months ended March 31, 2016, respectively, increased equity in income of affiliates, and the basis difference adjustments for the three and six months ended March 31, 2015 were inconsequential.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at March 31, 2016 totaled approximately $4,144,000 and relate to certain construction contracts of KD I. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I and certain other partners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of March 31, 2016, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $10,798,000, consisting of the carrying value of the investment of $6,654,000 and $4,144,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Three months ended March 31, 2016	Three months ended March 31, 2015
Revenue	$4,416,000	$6,081,000
Gross profit	$2,097,000	$2,982,000
Net earnings	$1,168,000	$2,143,000

	Six months ended March 31, 2016	Six months ended March 31, 2015
Revenue	$8,119,000	$10,707,000
Gross profit	$3,454,000	$4,409,000
Net earnings	$1,991,000	$2,563,000

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 15).

The following table summarizes the Increment I percentage of sales payment revenues received from KD I.

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Sale of interest in leasehold land:
Proceeds	$330,000	$950,000	$480,000	$2,150,000
Fees	(46,000)	(133,000)	(67,000)	(301,000)
Revenues – sale of interest in leasehold land, net	$284,000	$817,000	$413,000	$1,849,000

In April 2016, Kaupulehu Developments received a percentage of sales payment from KD II in the amount of $1,600,000, representing 8% of the gross sales proceeds from the sale of one ocean front parcel in Increment II, which will be recognized in the quarter ending June 30, 2016.

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

7.    LONG-TERM DEBT

Canadian revolving credit facility

On September 30, 2015, Barnwell’s revolving credit facility at Royal Bank of Canada was amended and reduced by the bank to $1,000,000 Canadian dollars, or U.S. $771,000 at the March 31, 2016 exchange rate, as a result of the sale of the Company's principal oil and natural gas property, Dunvegan, in September 2015. Barnwell repaid the credit facility in full in September 2015 from the proceeds of the disposition. Borrowings under this facility were U.S. $0 at March 31, 2016 and September 30, 2015. Issued letters of credit were $35,000 at March 31, 2016. Upon the April 2016 review the credit facility was terminated. The termination was due to a tightening credit market for oil and natural gas companies due to current low oil and natural gas prices and reductions in Royal Bank of Canada's forecast of oil and natural gas prices which decreased their valuation of the Company's oil and natural gas assets pledged as security.

In February 2015, Barnwell repaid $2,000,000, representing a portion of the then outstanding borrowings under the Canadian revolving credit facility. During the three and six months ended March 31, 2015, Barnwell realized a foreign currency transaction loss of $146,000 as a result of that repayment of U.S. dollar denominated debt using Canadian dollars.
Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, had a non-revolving real estate loan with a Hawaii bank. At March 31, 2016 and September 30, 2015, the balance of the real estate loan was $3,440,000. In April 2016, the home collateralizing the loan was sold. In accordance with the terms of the loan agreement a portion of the proceeds from the sale were used to repay the real estate loan in full.

The loan agreement contained provisions requiring us to maintain compliance with certain covenants including a consolidated debt service coverage ratio and a consolidated total liabilities to tangible net worth ratio. However, in June 2015, the bank suspended these financial covenants in exchange for an interest reserve account which had a balance of $181,000 and $242,000 at March 31, 2016 and September 30, 2015, respectively, and is included with other reserve account amounts in "Restricted cash" on the accompanying Condensed Consolidated Balance Sheets. After the real estate loan was repaid in April 2016, the restricted reserve account balances were released.

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2016	2015	2016	2015	2016	2015
Service cost	$65,000	$77,000	$16,000	$16,000	$—	$—
Interest cost	91,000	91,000	20,000	20,000	14,000	13,000
Expected return on plan assets	(112,000)	(125,000)	—	—	—	—
Amortization of prior service cost (credit)	1,000	2,000	(1,000)	(1,000)	—	—
Amortization of net actuarial loss (gain)	34,000	22,000	4,000	6,000	—	(2,000)
Net periodic benefit cost	$79,000	$67,000	$39,000	$41,000	$14,000	$11,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2016	2015	2016	2015	2016	2015
Service cost	$130,000	$128,000	$32,000	$31,000	$—	$—
Interest cost	182,000	178,000	40,000	38,000	28,000	26,000
Expected return on plan assets	(224,000)	(250,000)	—	—	—	—
Amortization of prior service cost (credit)	2,000	3,000	(2,000)	(2,000)	—	—
Amortization of net actuarial loss (gain)	68,000	43,000	9,000	12,000	—	(3,000)
Net periodic benefit cost	$158,000	$102,000	$79,000	$79,000	$28,000	$23,000

Barnwell contributed $350,000 to the Pension Plan during the six months ended March 31, 2016 and estimates that it will make further contributions of approximately $750,000 during the remainder of fiscal 2016. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2016 and expected payments under the SERP for fiscal 2016 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

9.    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
United States	$(682,000)	$(179,000)	$(1,408,000)	$(415,000)
Canada	(1,190,000)	(1,449,000)	(2,066,000)	(1,769,000)
	$(1,872,000)	$(1,628,000)	$(3,474,000)	$(2,184,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Current	$(159,000)	$(350,000)	$(368,000)	$(347,000)
Deferred	(105,000)	739,000	(89,000)	647,000
	$(264,000)	$389,000	$(457,000)	$300,000

In the second quarter of fiscal 2015, Barnwell determined that it was not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law were realizable due to significant declines in oil and natural gas prices, which in turn restricted funds available for the oil and natural gas capital expenditures needed to replace production and abate declining reserves. As a result, the Company recorded a valuation allowance of $785,000 during the quarter ended March 31, 2015 for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable. Included in the deferred income tax benefit for the three and six months ended March 31, 2016, was a charge of $85,000 and $138,000, respectively, for the additional valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, Canadian income taxes are not estimated to have a future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses and other deferred tax assets under U.S. tax law are not estimated to have any future U.S. tax benefit. In addition, consolidated taxes include the aforementioned valuation allowances for a portion of deferred tax assets under Canadian tax law.

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

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Revenues:
Oil and natural gas	$621,000	$2,092,000	$1,469,000	$5,064,000
Land investment	284,000	817,000	413,000	1,849,000
Contract drilling	550,000	491,000	1,382,000	2,424,000
Other	47,000	76,000	89,000	154,000
Total before interest income	1,502,000	3,476,000	3,353,000	9,491,000
Interest income	20,000	16,000	22,000	33,000
Total revenues	$1,522,000	$3,492,000	$3,375,000	$9,524,000
Depletion, depreciation, and amortization:
Oil and natural gas	$305,000	$772,000	$579,000	$1,655,000
Contract drilling	62,000	70,000	123,000	141,000
Other	24,000	26,000	51,000	51,000
Total depletion, depreciation, and amortization	$391,000	$868,000	$753,000	$1,847,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$(698,000)	$(498,000)	$(863,000)	$(32,000)
Land investment	284,000	817,000	413,000	1,849,000
Contract drilling	(130,000)	(51,000)	91,000	286,000
Other	23,000	50,000	38,000	103,000
Total operating profit (loss)	(521,000)	318,000	(321,000)	2,206,000
Equity in income of affiliates:
Land investment	253,000	368,000	416,000	456,000
General and administrative expenses	(1,528,000)	(2,104,000)	(3,369,000)	(4,379,000)
Interest expense	(33,000)	(82,000)	(66,000)	(172,000)
Interest income	20,000	16,000	22,000	33,000
Loss before income taxes	$(1,809,000)	$(1,484,000)	$(3,318,000)	$(1,856,000)

11.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in each component of accumulated other comprehensive (loss) income were as follows:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Foreign currency translation:
Beginning accumulated foreign currency translation	$663,000	$1,285,000	$819,000	$1,692,000
Change in cumulative translation adjustment before reclassifications	272,000	(918,000)	116,000	(1,325,000)
Amounts reclassified from accumulated other comprehensive income	—	146,000	—	146,000
Income taxes	—	—	—	—
Net current period other comprehensive income (loss)	272,000	(772,000)	116,000	(1,179,000)
Ending accumulated foreign currency translation	935,000	513,000	935,000	513,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(2,902,000)	(1,924,000)	(2,941,000)	(1,950,000)
Amortization of net actuarial loss and prior service cost	38,000	27,000	77,000	53,000
Income taxes	—	—	—	—
Net current period other comprehensive income	38,000	27,000	77,000	53,000
Ending accumulated retirement plans benefit cost	(2,864,000)	(1,897,000)	(2,864,000)	(1,897,000)
Accumulated other comprehensive loss, net of taxes	$(1,929,000)	$(1,384,000)	$(1,929,000)	$(1,384,000)

The realized foreign currency transaction loss related to the repayment of debt during the six months ended March 31, 2015 was reclassified from accumulated other comprehensive loss to general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations. The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of "General and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 8 for additional details).

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

13.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

In January 2015, there was an oil and salt water release from one of our operated oil pipelines in Alberta, Canada. We have estimated that probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we have recovered substantially all of the monies from the other working interest owners for their share of the costs. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and as of March 31, 2016, we have collected $1,103,000 in insurance proceeds. The estimated remaining unpaid liability for the release as of March 31, 2016 and September 30, 2015 was $77,000 and $75,000, respectively, and has not been discounted and was accrued in "Accrued operating and other expenses" on the Condensed Consolidated Balance Sheets.

In February 2016, a gas leak was detected at one of our previously abandoned non-operated wells in Alberta, Canada. We have estimated that probable environmental remediation costs will be within the range of $400,000 to $800,000. Barnwell’s working interest in the well is 50%, and accordingly we have accrued approximately $200,000 at March 31, 2016, which has not been discounted and was accrued in "Accrued operating and other expenses" on the Condensed Consolidated Balance Sheets.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 6 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

14.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$64,000	$164,000
Supplemental disclosure of non-cash investing and financing activities:
Release of restricted cash held in escrow for tax installment	$2,000,000	$—
Note receivable for sale of investment	$—	$907,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $69,000 and increased $295,000 during the six months ended March 31, 2016 and 2015, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $123,000 and $938,000 during the six months ended March 31, 2016 and 2015, respectively.

15.    RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots in Increment I from KD I and the sales of lots and/or residential units in Increment II from KD II; KD I and KD II are part of the Kukio Resort land development partnerships in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

During the six months ended March 31, 2016, Barnwell received $480,000 in percentage of sales payments from KD I from the sale of two lots within Phase II of Increment I. During the six months ended March 31, 2015, Barnwell received $2,150,000 in percentage of sales payments from KD I from the sale of six contiguous lots within Phase I of Increment I to a single buyer and five lots within Phase II of Increment I.

16.    SUBSEQUENT EVENTS

In April 2016, Kaupulehu 2007 sold the luxury residence that was held for sale for $5,700,000 and repaid the real estate loan in full (see Notes 5 and 7).

In April 2016, Barnwell received a cash distribution in the amount of $5,320,000 from the Kukio Resort land development partnerships (see Note 6).

In April 2016, Kaupulehu Developments received a percentage of sales payment of $1,600,000 from the sale of one ocean front parcel within Increment II (see Note 6).

Financial results from these transactions will be reflected in Barnwell’s quarter ending June 30, 2016.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2016. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. In general, a right-of-use asset and lease obligation will be recorded for leases exceeding a twelve month term whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, the ASU requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customers. Because the amendments in this ASU affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers,” which is not yet effective, this update will become effective when the guidance in ASU 2014-09 becomes effective, which is currently for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP ("KD I") resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 26 remained to be sold at March 31, 2016, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

•
The right to receive percentage of sales payments from KD Acquisition II, LLLP ("KD II") resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the gross proceeds from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive up to $8,000,000 in additional payments after the members of KD II have received distributions equal to the capital they invested in the project. Two ocean front parcels approximately two to three acres in size fronting the ocean were available for sale within Increment II by KD II at March 31, 2016, of which one of the parcels was sold in April 2016, and the remaining acreage within Increment II is not yet under development.

•
An indirect 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of March 31, 2016, 26 lots remained to be sold at Kaupulehu Increment I, two ocean front parcels in Kaupulehu Increment II were available for sale, of which one of the parcels was sold in April 2016, and one lot remained to be sold at Maniniowali.

•	Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above.

2)   Barnwell owns an 80% interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership. Kaupulehu 2007 owns one residential parcel in the Kaupulehu area that is available for sale. See "Residential Real Estate Segment" below for a discussion of Kaupulehu 2007’s luxury residence.

Contract Drilling Segment

Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Residential Real Estate Segment

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, constructs and sells luxury single-family homes. Kaupulehu 2007, in addition to the parcel described above, owned a luxury residence in the Kaupulehu area that was available for sale at March 31, 2016, which sold in April 2016. Kaupulehu 2007 does not currently have any homes under construction.

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

Barnwell realized an average price for oil of $26.46 per barrel during the six months ended March 31, 2016, down 45% from $48.16 per barrel realized during the same period in the prior year. Barnwell realized an average price for natural gas of $1.33 per Mcf during the six months ended March 31, 2016, down 46% from $2.47 per Mcf realized during the same period in the prior year.

Oil and natural gas prices affect the value of our oil and natural gas properties as determined in our full cost ceiling calculation. Based on the impact of recent oil and natural gas prices on the 12-month rolling average first-day-of-the-month prices, management estimates that the Company will likely be required to record a ceiling test write-down of its oil and natural gas properties in the quarter ending June 30, 2016, which could be material. However, the Company is unable to estimate a range of the amount of any potential future ceiling test impairment as variables that impact the ceiling limitation are dependent upon future prices and actual results of activities. Any future ceiling test write-downs will result in reductions of the carrying value of our oil and natural gas properties and a charge to operating results.

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. Barnwell's net proceeds from the sale, after broker's fees and other closing costs, were $14,162,000. On closing, approximately half of the proceeds were withheld in an escrow account for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. In February 2016, the Canada Revenue Agency instructed the Company to make an installment payment of approximately $2,000,000 related to the sale, prior to their issuance of a Certificate of Compliance and release of the remaining escrow funds. The Company made the installment payment using a portion of the funds held in escrow and received the remaining funds of $4,957,000 from escrow in March 2016. An income tax receivable of $2,537,000 was recorded at March 31, 2016, primarily for the excess of Canadian federal and provincial income tax installment payments over tax liability, as all necessary Canadian income taxes related to the sale were paid in the tax installment payment made in September 2015. The Canadian income tax refunds were received in April and May 2016.

On September 30, 2015, as a result of the sale of Dunvegan, Barnwell’s revolving credit facility at Royal Bank of Canada was amended and reduced by the bank to $1,000,000 Canadian dollars, or U.S. $771,000 at the March 31, 2016 exchange rate. Upon the April 2016 review the credit facility was terminated.

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The value of the deemed assets is based on each well's most recent twelve months of production and an industry average netback as determined by the AER annually. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. Companies with a LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. In February 2016, Barnwell's LMR fell below 1.0, due to the transfer of a well license with a favorable LMR, and Barnwell was required to make a $142,000 cash deposit with the AER. However, in March 2016, Barnwell's LMR ratio exceeded 1.0 as a result of the AER's credit for recent abandonment work performed and some recent well production restarts and the cash deposit was refunded in April 2016. It is possible that Barnwell will have to transfer an additional well license which would necessitate an additional cash deposit with the AER and/or the implementation of a structured LLR Program Management Plan; management currently estimates that the total amount of the required deposits within the next 12-months could be $3,000,000, however we cannot be certain of the ultimate amount. Due to the decline in oil and natural gas prices and related netbacks over the past year it is possible that the value of the Company’s deemed assets will further decline which in turn could dictate that the Company place a larger deposit with the AER than is currently estimated, although recent well production restarts may help to provide some offset to such declines. The requirement to provide security deposit funds to the AER in the future will result in the diversion of cash and cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which in turn will have a material adverse effect on our business, financial condition and results of operations. If Barnwell fails to comply with the requirements of the LLR program, Barnwell's oil and natural gas subsidiary would be subject to the AER's enforcement provisions which could include suspension of operations and non-compliance fees and could ultimately result in the AER serving the Company with a closure order to shut-in all operated wells. Additionally, if Barnwell is non-compliant, the Company would be prohibited from transferring well licenses which would prohibit us from selling any oil and natural gas assets until the required cash deposit is made with the AER.

Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales, and increasing costs due to the age of Barnwell's properties, Barnwell's oil and natural gas segment is projected to have negative cash flow from operations at current prices and production levels. A portion of the Dunvegan sales proceeds received from escrow and the recently received land investment segment proceeds will be needed in order to provide sufficient liquidity to fund our current cash needs including the aforementioned deposits with the AER, asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses, such that some or potentially all of the proceeds may not be available for reinvestment. Consequently, Barnwell is reliant upon future land investment segment proceeds from percentage of sales payments and any potential future cash distributions from the Kukio Resort land development partnerships, the timing of which is highly uncertain and out of our control, to fund operations and provide capital for reinvestment on a long term basis.

Results of Operations

Summary

Net loss attributable to Barnwell for the three months ended March 31, 2016 totaled $1,608,000, a $409,000 increase in operating results from a net loss of $2,017,000 for the three months ended March 31, 2015. The following factors affected the results of operations for the three months ended March 31, 2016 as compared to the prior year period:

•
A $533,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to decreased percentage of sales receipts as a result of fewer lot sales by the Kukio Resort land development partnerships;

•	A $200,000 decrease in oil and natural gas segment operating results, before income taxes, due primarily to decreases in prices for oil and natural gas;

•	A $576,000 decrease in general and administrative expenses primarily due to cost reduction efforts;

•	A $115,000 decrease in equity in income from affiliates as a result of decreased Kukio Resort land development partnerships’ operating results; and

•	A $785,000 valuation allowance recorded in the prior year period for deferred tax assets under Canadian tax law related to asset retirement obligations which increased deferred income tax expense.

Barnwell incurred a net loss of $3,017,000 for the six months ended March 31, 2016, a $533,000 decrease in operating results from a net loss of $2,484,000 for the six months ended March 31, 2015. The following factors affected the results of operations for the six months ended March 31, 2016 as compared to the prior year period:

•
A $1,436,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to decreased percentage of sales receipts as a result of fewer lot sales by the Kukio Resort land development partnerships;

•	An $831,000 decrease in oil and natural gas segment operating results, before income taxes, due primarily to decreases in prices for oil and natural gas;

•	A $195,000 decrease in contract drilling operating results, before income taxes, primarily resulting from decreased water well drilling activity;

•	A $1,010,000 decrease in general and administrative expenses primarily due to cost reduction efforts; and

•	A $785,000 valuation allowance recorded in the prior year period for deferred tax assets under Canadian tax law related to asset retirement obligations which increased deferred income tax expense.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 10% and 12% in the three and six months ended March 31, 2016, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 3% at March 31, 2016, as compared to September 30, 2015. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2016 was $272,000, a $1,044,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $772,000 for the same period in the prior year. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2016 was $116,000, a $1,295,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $1,179,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three and six months ended March 31, 2016 and 2015 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2016	2015	$	%
Natural Gas (Mcf)*	$0.93	$2.03	$(1.10)	(54%)
Oil (Bbls)**	$21.95	$35.70	$(13.75)	(39%)
Liquids (Bbls)**	$22.00	$15.94	$6.06	38%

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2016	2015	$	%
Natural Gas (Mcf)*	$1.33	$2.47	$(1.14)	(46%)
Oil (Bbls)**	$26.46	$48.16	$(21.70)	(45%)
Liquids (Bbls)**	$22.22	$22.14	$0.08	—%

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2016	2015	Units	%
Natural Gas (Mcf)*	120,000	461,000	(341,000)	(74%)
Oil (Bbls)**	21,000	20,000	1,000	5%
Liquids (Bbls)**	1,000	18,000	(17,000)	(94%)

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2016	2015	Units	%
Natural Gas (Mcf)*	252,000	900,000	(648,000)	(72%)
Oil (Bbls)**	39,000	37,000	2,000	5%
Liquids (Bbls)**	3,000	36,000	(33,000)	(92%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $1,471,000 (70%) and $3,595,000 (71%) for the three and six months ended March 31, 2016, respectively, as compared to the same periods in the prior year primarily due to decreases in natural gas and natural gas liquids production as a result of the divestiture of Dunvegan in September 2015, which decreased revenues by $1,071,000 and $2,558,000 for the three and six months ended March 31, 2016, respectively, as well as decreases in prices realized for oil and natural gas.

Oil and natural gas operating expenses decreased $804,000 (44)% and $1,688,000 (49)% for the three and six months ended March 31, 2016, respectively, as compared to the same periods in the prior year primarily as a result of the sale of Dunvegan in September 2015, which decreased oil and natural gas operating expenses by $740,000 and $1,227,000 for the three and six months ended March 31, 2016, respectively. Additionally, the average exchange rate of the Canadian dollar to the U.S. dollar decreased 10% and 12% during the three and six months ended March 31, 2016, respectively, which resulted in $108,000 and $238,000 respective decreases in operating expenses as compared to the same periods in the prior year.

Oil and natural gas segment depletion decreased $467,000 (60%) and $1,076,000 (65%) for the three and six ended March 31, 2016, respectively, as compared to the same periods in the prior year primarily due to a 63% decrease in the net production for both periods primarily as a result of the sale of Dunvegan in September 2015. Further impacting depletion for the three months ended March 31, 2016, was a 19% increase in the depletion rate and an 10% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar as compared to the same period in the prior year. There was a 7% increase in the depletion rate and a 12% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar for the six months ended March 31, 2016, as compared to the same period in the prior year.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots in Increment I from KD I and the sales of lots and/or residential units in Increment II from KD II; KD I and KD II are land development partnerships in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

The following table summarizes the Increment I percentage of sales payment revenues received from KD I:

	Three months ended March 31,		Six months ended March 31,
	2016	2015	2016	2015
Sale of interest in leasehold land:
Proceeds	$330,000	$950,000	$480,000	$2,150,000
Fees	(46,000)	(133,000)	(67,000)	(301,000)
Revenues – sale of interest in leasehold land, net	$284,000	$817,000	$413,000	$1,849,000

KD I sold one single-family lot within Phase II of Increment I during the three months ended March 31, 2016 and there was a sale of one single-family lot in Phase II of Increment I during the first quarter of fiscal 2016. KD I sold six contiguous single-family lots within Phase I of Increment I to a single buyer and two single-family lots within Phase II of Increment I during the first quarter of fiscal 2015, and an additional three single-family lots within Phase II of Increment I during the second quarter of fiscal 2015.

As of March 31, 2016, all of the 38 single-family lots in Phase I of Increment I have been sold by KD I. A portion of the 42 single-family lots planned for Phase II of Increment I have been completed and 16 have been sold as of March 31, 2016.

Two ocean front parcels approximately two to three acres in size fronting the ocean were available for sale within Increment II by KD II at March 31, 2016, and the remaining acreage within Increment II is not yet under development. In April 2016, one of the two ocean front parcels in Increment II was sold and Kaupulehu Developments received a percentage of sales payment in the amount of $1,600,000 from KD II representing 8% of the gross sales price of the parcel, which will be recognized in the quarter ending June 30, 2016.

It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs increased $59,000 (12%) and $146,000 (31%), respectively, for the three months ended March 31, 2016, as compared to the same period in the prior year. The contract drilling segment generated a $130,000 operating loss before general and administrative expenses in the three months ended March 31, 2016, a decrease in operating results of $79,000 as compared to the $51,000 operating loss generated during the same period of the prior year. The decrease in operating results is primarily due to decreased water well drilling activity in the current year period, which was partially offset by work on higher value pump installation contracts in the current year period which increased contract drilling revenues and costs but yielded lower margins than the prior year period's water well drilling contracts.

Contract drilling revenues and contract drilling costs decreased $1,042,000 (43%) and $829,000 (42%), respectively, for the six months ended March 31, 2016, as compared to the same period in the prior year. The contract drilling segment generated a $91,000 operating profit before general and administrative expenses in the six months ended March 31, 2016, a decrease in operating results of $195,000 as compared to the $286,000 operating profit generated during the same period of the prior year. The decrease in operating results is primarily due to decreased water well drilling activity in the current year period.

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

General and administrative expenses

General and administrative expenses decreased $576,000 (27%) for the three months ended March 31, 2016, as compared to the same period in the prior year. The decrease was primarily due to a $365,000 decrease in compensation costs due to cost reduction efforts, a $146,000 foreign currency transaction loss recognized in the prior year period whereas there was no such loss recognized in the current year period, as well as a $60,000 decrease in consulting services related to Kaupulehu Developments.

General and administrative expenses decreased $1,010,000 (23%) for the six months ended March 31, 2016, as compared to the same period in the prior year. The decrease was primarily due to a $568,000 decrease in compensation costs and a $98,000 decrease in travel and entertainment expenses all due to cost reduction efforts, a $211,000 decrease in professional services, and a $146,000 foreign currency transaction loss recognized in the prior year period whereas there was no such loss recognized in the current year period.
Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $477,000 (55%) and $1,094,000 (59%) for the three and six months ended March 31, 2016, respectively, as compared to the same periods in the prior year primarily due to the decrease in oil and natural gas segment production as a result of the sale of Dunvegan in September 2015, as discussed above.

Interest expense

Interest expense decreased $49,000 (60%) and $106,000 (62%) for the three and six months ended March 31, 2016, respectively, as compared to the same periods in the prior year primarily due to the decrease in average outstanding debt balances as Barnwell repaid $7,659,000 of long-term debt during fiscal 2015.

Equity in income of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $253,000 and $416,000 during the three and six months ended March 31, 2016, respectively, as compared to allocated income of $368,000 and $456,000 during the three and six months ended March 31, 2015, respectively. The decreases in the allocated partnership income in the current year periods is due to a decrease in the number of lots sold partially offset by an increase in KD I's profit recognition under percentage-of-completion accounting due to additional development expenditures incurred since the prior year periods.

In April 2016, KD II, which is part of the Kukio Resort land development partnerships in which the Company has an indirect ownership interest, sold one ocean front parcel for $20,000,000. In addition, the Kukio Resort land development partnerships made a cash distribution to its partners of which Barnwell received its share totaling $5,320,000 in April 2016. The cash distribution received and the equity in income of affiliates related to the sale of the parcel will be recognized in the quarter ending June 30, 2016.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2016, after adjusting loss before income taxes for non-controlling interests, was 14% and 13%, respectively, as compared to (24%) and (14%) for the three and six months ended March 31, 2015, respectively.
In the second quarter of fiscal 2015, Barnwell determined that it was not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law were realizable due to significant declines in oil and natural gas prices, which in turn restricted funds available for the oil and natural gas capital expenditures needed to replace production and abate declining reserves. As a result, the Company recorded a valuation allowance of $785,000 during the quarter ended March 31, 2015 for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable. Included in the deferred income tax benefit for the three and six months ended March 31, 2016, was a charge of $85,000 and $138,000, respectively, for the additional valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, Canadian income taxes are not estimated to have a future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses and other deferred tax assets under U.S. tax law are not estimated to have any future U.S. tax benefit. In addition, consolidated taxes include the aforementioned valuation allowances for a portion of deferred tax assets under Canadian tax law.

Net earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests for the three months ended March 31, 2016 totaled $63,000, as compared to net earnings attributable to non-controlling interests of $144,000 for the same period in the prior year. Net earnings attributable to non-controlling interests for the six months ended March 31, 2016 totaled $156,000, as compared to net earnings attributable to non-controlling interests of $328,000 for the same period in the prior year. The $81,000 (56%) and $172,000 (52%) changes are due primarily to less percentage of sales proceeds received partially offset by an increase in the amount of Kukio land development partnership income allocated to non-controlling interests in the current year periods as compared to the same periods in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At March 31, 2016, Barnwell had $12,376,000 in working capital which included $8,949,000 in cash and cash equivalents.

Cash Flows

Cash flows used in operations totaled $4,607,000 for the six months ended March 31, 2016, as compared to $4,443,000 for the same period in the prior year. This $164,000 increase in cash used was primarily due to lower oil and natural gas segment operating results.

Cash flows provided by investing activities totaled $4,733,000 during the six months ended March 31, 2016, as compared to $950,000 during the same period of the prior year. The $3,783,000 increase in investing cash flows was primarily due to the release of the Dunvegan sales proceeds held in escrow which resulted in a $4,957,000 decrease in restricted cash as well as the absence of outflows for acquisition of oil and natural gas properties in the current year period as compared to $526,000 of outflows for acquisition of oil and natural gas properties in the prior year period. Partially offsetting these increases was a $1,436,000 decrease in percentage of sales proceeds received in the current year period as compared to the prior year period and a $266,000 decrease in cash flows related to the proceeds received from the sale of a residential parcel in the prior year period.

Net cash provided by financing activities totaled $80,000 for the six months ended March 31, 2016, as compared to $2,689,000 of net cash used in financing activities during the same period of the prior year. The $2,769,000 change in cash flows was primarily due to $2,445,000 in debt repayments in the prior year period, as compared to none in the current year period, and a $248,000 decrease in distributions to non-controlling interests in the current year period as compared to the prior year period.

In March 2016, at the request of the Canada Revenue Agency, the Company made a Canadian income tax installment payment of approximately $2,000,000, which was paid directly from the restricted Dunvegan sales proceeds held in escrow. The Company received a refund for the full amount of this installment in May 2016 as all necessary Canadian income taxes related to the sale of Dunvegan were paid in the tax installment payment made in September 2015.

Credit Arrangements

On September 30, 2015, Barnwell’s revolving credit facility at Royal Bank of Canada was amended and reduced by the bank to $1,000,000 Canadian dollars, or U.S. $771,000 at the March 31, 2016 exchange rate, as a result of the sale of the Company's principal oil and natural gas property, Dunvegan, in September 2015. Barnwell repaid the credit facility in full in September 2015 from the proceeds of the disposition. Borrowings under this facility were U.S. $0 at March 31, 2016 and September 30, 2015. Issued letters of credit were $35,000 at March 31, 2016. Upon the April 2016 review the credit facility was terminated. The termination was due to a tightening credit market for oil and natural gas companies due to current low oil and natural gas prices and reductions in Royal Bank of Canada's forecast of oil and natural gas prices which decreased their valuation of the Company's oil and natural gas assets pledged as security.

In February 2015, Barnwell repaid $2,000,000, representing a portion of the then outstanding borrowings under the credit facility at Royal Bank of Canada. During the three and six months ended March 31, 2015, Barnwell realized a foreign currency transaction loss of $146,000 as a result of that repayment of U.S. dollar denominated debt using Canadian dollars.
Barnwell, together with its real estate joint venture, Kaupulehu 2007, had a non-revolving real estate loan with a Hawaii bank. At March 31, 2016 and September 30, 2015, the balance of the real estate loan was $3,440,000. In April 2016, the home collateralizing the loan was sold. In accordance with the terms of the loan agreement a portion of the proceeds from the sale were used to repay the real estate loan in full.

Oil and Natural Gas and Other Capital Expenditures

Due to the aforementioned impacts of the decline in oil and natural gas prices which negatively affected Barnwell's cash flows and liquidity as well as the borrowing capacity of our Canadian revolving credit facility, oil and natural gas capital expenditures have been restricted. Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $55,000 and $529,000 for the three and six months ended March 31, 2016, respectively, as compared to $460,000 and $859,000 for the same periods in the prior year. Management expects that oil and natural gas capital expenditures and expenditures for potential acquisitions of oil and natural gas properties in fiscal 2016 will range from $1,500,000 to $4,500,000. This estimated amount will increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Asset Retirement Obligation

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The value of the deemed assets is based on each well's most recent twelve months of production and an industry average netback as determined by the AER annually. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. Companies with a LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. In February 2016, Barnwell's LMR fell below 1.0, due to the transfer of a well license with a favorable LMR, and Barnwell was required to make a $142,000 cash deposit with the AER. However, in March 2016, Barnwell's LMR ratio exceeded 1.0 as a result of the AER's credit for recent abandonment work performed and some recent well production restarts and the cash deposit was refunded in April 2016. It is possible that Barnwell will have to transfer an additional well license which would necessitate an additional cash deposit with the AER and/or the implementation of a structured LLR Program Management Plan; management currently estimates that the total amount of the required deposits within the next 12-months could be $3,000,000, however we cannot be certain of the ultimate amount. Due to the decline in oil and natural gas prices and related netbacks over the past year it is possible that the value of the Company’s deemed assets will further decline which in turn could dictate that the Company place a larger deposit with the AER than is currently estimated, although recent well production restarts may help to provide some offset to such declines. The requirement to provide security deposit funds to the AER in the future will result in the diversion of cash and cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which in turn will have a material adverse effect on our business, financial condition and results of operations. If Barnwell fails to comply with the requirements of the LLR program, Barnwell's oil and natural gas subsidiary would be subject to the AER's enforcement provisions which could include suspension of operations and non-compliance fees and could ultimately result in the AER serving the Company with a closure order to shut-in all operated wells. Additionally, if Barnwell is non-compliant, the Company would be prohibited from transferring well licenses which would prohibit us from selling any oil and natural gas assets until the required cash deposit is made with the AER.

Other Considerations

Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales, and increasing costs due to the age of Barnwell's properties, Barnwell's oil and natural gas segment is projected to have negative cash flow from operations at current prices and production levels. A portion of the Dunvegan sales proceeds received from escrow and the recently received land investment segment proceeds and distribution (see Note 16) will be needed in order to provide sufficient liquidity to fund our current cash needs including the aforementioned deposits with the AER, asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses, such that some or potentially all of the proceeds may not be available for reinvestment. Consequently, Barnwell is reliant upon future land investment segment proceeds from percentage of sales payments and any potential future cash distributions from the Kukio Resort land development partnerships, the timing of which is highly uncertain and out of our control, to fund operations and provide capital for reinvestment on a long term basis.

Contingencies

Environmental Matters

In January 2015, there was an oil and salt water release from one of our operated oil pipelines in Alberta, Canada. We have estimated that probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we have recovered substantially all of the monies from the other working interest owners for their share of the costs. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and as of March 31, 2016, we have collected $1,103,000 in insurance proceeds. The estimated remaining unpaid liability for the release as of March 31, 2016 and September 30, 2015 was $77,000 and $75,000, respectively.

In February 2016, a gas leak was detected at one of our previously abandoned non-operated wells in Alberta, Canada. We have estimated that probable environmental remediation costs will be within the range of $400,000 to $800,000. Barnwell’s working interest in the well is 50%, and accordingly we have accrued approximately $200,000 at March 31, 2016.

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

As of March 31, 2016, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2016 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	May 12, 2016	/s/ Russell M. Gifford
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