Form 10-Q
period 2016-06-30
BARNWELL INDUSTRIES INC
filed 2016-08-11
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No

As of August 8, 2016 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$17,433,000	$8,471,000
Restricted cash	384,000	7,458,000
Accounts and other receivables, net of allowance for doubtful accounts of: $41,000 at June 30, 2016; $23,000 at September 30, 2015	1,851,000	2,300,000
Income taxes receivable	190,000	82,000
Investment held for sale	1,192,000	1,192,000
Real estate held for sale	—	5,132,000
Other current assets	1,007,000	1,043,000
Total current assets	22,057,000	25,678,000
Restricted cash, net of current portion	—	119,000
Investments	3,544,000	6,288,000
Property and equipment	78,541,000	75,953,000
Accumulated depletion, depreciation, and amortization	(70,554,000)	(66,485,000)
Property and equipment, net	7,987,000	9,468,000
Total assets	$33,588,000	$41,553,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,609,000	$2,653,000
Accrued capital expenditures	278,000	363,000
Accrued operating and other expenses	1,226,000	1,343,000
Accrued incentive and other compensation	344,000	560,000
Billings in excess of costs	146,000	569,000
Payable to joint interest owners	94,000	428,000
Current portion of asset retirement obligation	1,130,000	506,000
Current portion of long-term debt	—	3,440,000
Other current liabilities	123,000	141,000
Total current liabilities	4,950,000	10,003,000
Liability for retirement benefits	4,568,000	5,409,000
Asset retirement obligation	6,271,000	6,430,000
Deferred income taxes	643,000	449,000
Total liabilities	16,432,000	22,291,000
Commitments and contingencies (Note 14)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at June 30, 2016 and September 30, 2015	4,223,000	4,223,000
Additional paid-in capital	1,343,000	1,335,000
Retained earnings	15,225,000	17,467,000
Accumulated other comprehensive loss, net	(1,882,000)	(2,122,000)
Treasury stock, at cost: 167,900 shares at June 30, 2016 and September 30, 2015	(2,286,000)	(2,286,000)
Total stockholders' equity	16,623,000	18,617,000
Non-controlling interests	533,000	645,000
Total equity	17,156,000	19,262,000
Total liabilities and equity	$33,588,000	$41,553,000
See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Revenues:
Oil and natural gas	$768,000	$2,196,000	$2,237,000	$7,260,000
Contract drilling	120,000	1,415,000	1,502,000	3,839,000
Sale of interest in leasehold land, net	1,502,000	1,266,000	1,915,000	3,115,000
Residential real estate	5,700,000	—	5,700,000	—
Gas processing and other	126,000	54,000	237,000	241,000
	8,216,000	4,931,000	11,591,000	14,455,000
Costs and expenses:
Oil and natural gas operating	757,000	1,535,000	2,510,000	4,976,000
Contract drilling operating	263,000	815,000	1,431,000	2,812,000
Residential real estate	5,510,000	—	5,510,000	—
General and administrative	1,436,000	1,891,000	4,805,000	6,270,000
Depletion, depreciation, and amortization	448,000	801,000	1,201,000	2,648,000
Impairment of oil and natural gas properties	1,154,000	—	1,154,000	—
Gain on sales of assets	(472,000)	(272,000)	(472,000)	(272,000)
Interest expense	19,000	76,000	85,000	248,000
	9,115,000	4,846,000	16,224,000	16,682,000
(Loss) earnings before equity in income of affiliates and income taxes	(899,000)	85,000	(4,633,000)	(2,227,000)
Equity in income of affiliates	2,200,000	988,000	2,616,000	1,444,000
Earnings (loss) before income taxes	1,301,000	1,073,000	(2,017,000)	(783,000)
Income tax (benefit) provision	(72,000)	(140,000)	(529,000)	160,000
Net earnings (loss)	1,373,000	1,213,000	(1,488,000)	(943,000)
Less: Net earnings attributable to non-controlling interests	598,000	242,000	754,000	570,000
Net earnings (loss) attributable to Barnwell Industries, Inc.	$775,000	$971,000	$(2,242,000)	$(1,513,000)
Basic and diluted net earnings (loss) per common share attributable to Barnwell Industries, Inc. stockholders	$0.09	$0.12	$(0.27)	$(0.18)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Net earnings (loss)	$1,373,000	$1,213,000	$(1,488,000)	$(943,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	(3,000)	132,000	113,000	(1,047,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	50,000	26,000	127,000	79,000
Total other comprehensive income (loss)	47,000	158,000	240,000	(968,000)
Total comprehensive income (loss)	1,420,000	1,371,000	(1,248,000)	(1,911,000)
Less: Comprehensive income attributable to non-controlling interests	598,000	242,000	754,000	570,000
Comprehensive income (loss) attributable to Barnwell Industries, Inc.	$822,000	$1,129,000	$(2,002,000)	$(2,481,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,488,000)	$(943,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in income of affiliates	(2,616,000)	(1,444,000)
Depletion, depreciation, and amortization	1,201,000	2,648,000
Impairment of oil and natural gas properties	1,154,000	—
Foreign exchange loss	—	157,000
Gain on sale of oil and natural gas properties	(472,000)	—
Gain on sale of contract drilling assets	—	(272,000)
Loss on sale of investment	—	16,000
Distribution of income from equity investees	3,714,000	—
Retirement benefits expense	389,000	305,000
Accretion of asset retirement obligation	345,000	458,000
Deferred income tax (benefit) expense	(2,000)	796,000
Asset retirement obligation payments	(217,000)	(562,000)
Share-based compensation benefit	(33,000)	(69,000)
Retirement plan contributions	(1,104,000)	(254,000)
Sale of interest in leasehold land, net	(1,915,000)	(3,115,000)
Real estate held for sale	5,132,000	—
Decrease from changes in current assets and liabilities	(1,044,000)	(3,087,000)
Net cash provided by (used in) operating activities	3,044,000	(5,366,000)
Cash flows from investing activities:
Decrease in restricted cash	7,089,000	—
Proceeds from sale of interest in leasehold land, net of fees paid	1,915,000	3,115,000
Distribution from equity investees in excess of earnings	1,646,000	—
Proceeds from the sale of contract drilling assets	—	368,000
Proceeds from sale of investment, net of closing costs	—	266,000
Payment to acquire oil and natural gas properties	—	(526,000)
Capital expenditures - oil and natural gas	(673,000)	(878,000)
Capital expenditures - all other	(45,000)	(197,000)
Net cash provided by investing activities	9,932,000	2,148,000
Cash flows from financing activities:
Repayments of long-term debt	(3,440,000)	(2,645,000)
Increase (decrease) in restricted cash	54,000	(275,000)
Contributions from non-controlling interests	—	120,000
Distributions to non-controlling interests	(866,000)	(609,000)
Net cash used in financing activities	(4,252,000)	(3,409,000)
Effect of exchange rate changes on cash and cash equivalents	238,000	(782,000)
Net increase (decrease) in cash and cash equivalents	8,962,000	(7,409,000)
Cash and cash equivalents at beginning of period	8,471,000	16,104,000
Cash and cash equivalents at end of period	$17,433,000	$8,695,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended June 30, 2016 and 2015
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at March 31, 2015	8,277,160	$4,223,000	$1,326,000	$13,720,000	$(1,384,000)	$(2,286,000)	$831,000	$16,430,000
Contributions from non-controlling interests							30,000	30,000
Distributions to non-controlling interests							(275,000)	(275,000)
Net earnings				971,000			242,000	1,213,000
Share-based compensation			4,000					4,000
Foreign currency translation adjustments, net of taxes of $0					132,000			132,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					26,000			26,000
Balance at June 30, 2015	8,277,160	$4,223,000	$1,330,000	$14,691,000	$(1,226,000)	$(2,286,000)	$828,000	$17,560,000

Balance at March 31, 2016	8,277,160	$4,223,000	$1,340,000	$14,450,000	$(1,929,000)	$(2,286,000)	$715,000	$16,513,000
Distributions to non-controlling interests							(780,000)	(780,000)
Net earnings				775,000			598,000	1,373,000
Share-based compensation			3,000					3,000
Foreign currency translation adjustments, net of taxes of $0					(3,000)			(3,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					50,000			50,000
Balance at June 30, 2016	8,277,160	$4,223,000	$1,343,000	$15,225,000	$(1,882,000)	$(2,286,000)	$533,000	$17,156,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended June 30, 2016 and 2015
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2014	8,277,160	$4,223,000	$1,315,000	$16,204,000	$(258,000)	$(2,286,000)	$747,000	$19,945,000
Contributions from non-controlling interests							120,000	120,000
Distributions to non-controlling interests							(609,000)	(609,000)
Net earnings (loss)				(1,513,000)			570,000	(943,000)
Share-based compensation			15,000					15,000
Foreign currency translation adjustments, net of taxes of $0					(1,047,000)			(1,047,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					79,000			79,000
Balance at June 30, 2015	8,277,160	$4,223,000	$1,330,000	$14,691,000	$(1,226,000)	$(2,286,000)	$828,000	$17,560,000

Balance at September 30, 2015	8,277,160	$4,223,000	$1,335,000	$17,467,000	$(2,122,000)	$(2,286,000)	$645,000	$19,262,000
Distributions to non-controlling interests							(866,000)	(866,000)
Net earnings (loss)				(2,242,000)			754,000	(1,488,000)
Share-based compensation			8,000					8,000
Foreign currency translation adjustments, net of taxes of $0					113,000			113,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					127,000			127,000
Balance at June 30, 2016	8,277,160	$4,223,000	$1,343,000	$15,225,000	$(1,882,000)	$(2,286,000)	$533,000	$17,156,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2016, results of operations, comprehensive income (loss), and equity for the three and nine months ended June 30, 2016 and 2015, and cash flows for the nine months ended June 30, 2016 and 2015, have been made. The results of operations for the period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

2.    LIQUIDITY

In April 2016, Barnwell’s $1,000,000 Canadian-dollar revolving credit facility at Royal Bank of Canada was terminated. The termination was due to Barnwell's significant reduction in reserves as a result of the sale of its interests in oil and natural gas properties located in the Dunvegan and Belloy areas in September 2015 as well as a tightening credit market for oil and natural gas companies due to current low oil and natural gas prices and reductions in Royal Bank of Canada's forecast of oil and natural gas prices which decreased its valuation of the Company's remaining oil and natural gas assets pledged as security. In June 2016, Barnwell entered into a new agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $384,000 at the June 30, 2016 exchange rate, which is secured by a $500,000 Canadian dollar guaranteed investment certificate pledged to the Royal Bank of Canada (see Note 8).

In April 2016, Kaupulehu 2007, LLLP ("Kaupulehu 2007") sold its remaining luxury residence for $5,700,000 and repaid the real estate loan in full from a portion of the proceeds. After the repayment of the real estate loan and distributions to minority interests, the Company netted approximately $1,500,000 in cash proceeds from the sale of the residence (see Notes 5 and 8).

Additionally, in April 2016, KD Acquisition II, LLLP, which is part of the Kukio Resort land development partnerships in which the Company has an indirect ownership interest and an entity from which the Company has rights to receive percentage of sales payments, sold one ocean front parcel in Kaupulehu Increment II for $20,000,000. As a result of the sale, the Company received a percentage of sale payment in the amount of $1,600,000. The Kukio Resort land development partnerships also made a cash distribution in April 2016 to its partners of which Barnwell received $5,320,000, after distributing $40,000 to minority interests (see Note 6).

At June 30, 2016, Barnwell had $17,433,000 in cash and cash equivalents and working capital totaled $17,107,000. Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales, and increasing costs due to the age of Barnwell's properties, Barnwell's existing oil and natural gas assets are projected to have minimal cash flow from operations at current prices and production levels. As a result, the Company's existing cash will be needed to fund upcoming cash needs including asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses, such that some or potentially all of the cash may not be available for reinvestment. Barnwell will therefore be reliant upon future land investment segment proceeds from percentage of sales payments and any potential future cash distributions from the Kukio Resort land development partnerships, the timing of which is highly uncertain and out of our control, to fund operations and provide capital for reinvestment on a long-term basis.

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

Options to purchase 621,250 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2016 and 2015, as their inclusion would have been antidilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Three months ended June 30, 2016
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$775,000	8,277,160	$0.09
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$775,000	8,277,160	$0.09

	Nine months ended June 30, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(2,242,000)	8,277,160	$(0.27)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(2,242,000)	8,277,160	$(0.27)

	Three months ended June 30, 2015
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$971,000	8,277,160	$0.12
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$971,000	8,277,160	$0.12

	Nine months ended June 30, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,513,000)	8,277,160	$(0.18)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,513,000)	8,277,160	$(0.18)

4.    INVESTMENT HELD FOR SALE

At June 30, 2016, Kaupulehu 2007 owned one residential lot available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. A second residential parcel was sold in October 2014 for $1,250,000 for a nominal loss which is included in "General and administrative" expenses in the Condensed Consolidated Statements of Operations for the nine months ended June 30, 2015.

5.    REAL ESTATE HELD FOR SALE

In April 2016, the residence that was available for sale in Lot 4A Increment I was sold for $5,700,000 in gross proceeds, before commission and other closing costs, and as a result of the sale, income in the amount of $190,000 was recognized during the three and nine months ended June 30, 2016.

6.    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	June 30, 2016	September 30, 2015
Investment in Kukio Resort land development partnerships	$3,494,000	$6,238,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$3,544,000	$6,288,000

Investment in Kukio Resort land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP ("KD Kona") and KKM Makai, LLLP ("KKM Makai"), and indirectly acquired, through their ownership of interest in Kaupulehu Makai, LLLP ("Kaupulehu Makai"), a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LLLP (“KD II”), is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of June 30, 2016, 25 lots remained to be sold at Kaupulehu Increment I, one ocean front parcel in Kaupulehu Increment II was available for sale, and one lot remained to be sold at Maniniowali.

In April 2016, the Kukio Resort land development partnerships made a cash distribution to its partners of which Barnwell received $5,320,000, after distributing $40,000 to minority interests.

Equity in income of affiliates was $2,200,000 and $2,616,000 for the three and nine months ended June 30, 2016, respectively, and $988,000 and $1,444,000 for the three and nine months ended June 30, 2015, respectively. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $356,000 as of June 30, 2016, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $17,000 and $34,000 for the three and nine months ended June 30, 2016, respectively, increased equity in income of affiliates, and the basis difference adjustment for both the three and nine months ended June 30, 2015 was a $74,000 increase in equity in income of affiliates.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at June 30, 2016 totaled approximately $4,144,000 and relate to certain construction contracts of KD I. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I and certain other partners are jointly and severally liable. However, we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of June 30, 2016, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $7,638,000, consisting of the carrying value of the investment of $3,494,000 and $4,144,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Three months ended June 30, 2016	Three months ended June 30, 2015
Revenue	$23,584,000	$12,078,000
Gross profit	$10,732,000	$5,285,000
Net earnings	$10,029,000	$4,215,000

	Nine months ended June 30, 2016	Nine months ended June 30, 2015
Revenue	$31,703,000	$22,785,000
Gross profit	$14,186,000	$9,694,000
Net earnings	$12,020,000	$6,779,000

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 16).

The following table summarizes the total of Increment I and Increment II percentage of sales payment revenues received from KD I and KD II:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Sale of interest in leasehold land:
Proceeds	$1,775,000	$1,473,000	$2,255,000	$3,623,000
Fees	(273,000)	(207,000)	(340,000)	(508,000)
Revenues – sale of interest in leasehold land, net	$1,502,000	$1,266,000	$1,915,000	$3,115,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

7.    OIL AND NATURAL GAS PROPERTIES

Under the full cost method of accounting, we are required to perform quarterly ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitation at June 30, 2016. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $1,154,000 during the three and nine months ended June 30, 2016. No such reduction was necessary during the three and nine months ended June 30, 2015. The reduction is included in the Condensed Consolidated Statements of Operations under the caption “Impairment of oil and natural gas properties.”

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The disposition was recorded in the fourth quarter of fiscal 2015 using preliminary purchase price adjustments. The purchase price is subject to final adjustments in accordance with the terms of the purchase and sale agreement. Barnwell and the purchaser updated the estimated purchase price adjustments during the current quarter which resulted in the recognition of an additional gain in the amount of $472,000 during the three and nine months ended June 30, 2016, bringing the total gain on the sale of these properties to $6,689,000. The estimated purchase price adjustments remain subject to change pending finalization.

8.    LONG-TERM DEBT

Canadian revolving credit facility

In April 2016, Barnwell’s $1,000,000 Canadian-dollar revolving credit facility at Royal Bank of Canada was terminated. Borrowings under this facility were $0 at September 30, 2015, thus no repayment was necessary upon termination.

Barnwell repaid $200,000 and $2,200,000 of the credit facility during the three and nine months ended June 30, 2015, respectively, representing a portion of the then outstanding borrowings under the Canadian revolving credit facility. During the three and nine months ended June 30, 2015, Barnwell realized foreign currency transaction losses of $11,000 and $157,000, respectively, as a result of the repayment of U.S. dollar-denominated debt using Canadian dollars.

Canadian revolving demand facility
In June 2016, Barnwell entered into a new agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $384,000 at the June 30, 2016 exchange rate. Borrowings under this facility were $0 and issued letters of credit were $35,000 at June 30, 2016.
The revolving demand facility is available in U.S. dollars at the London Interbank Offer Rate plus 1.0%, at Royal Bank of Canada’s U.S. base rate, or in Canadian dollars at Royal Bank of Canada’s prime rate. The obligations under the credit facility are secured by a $500,000 Canadian dollar guaranteed investment certificate pledged to the Royal Bank of Canada, which is classified as "Restricted cash" on the accompanying Condensed Consolidated Balance Sheet.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, had a non-revolving real estate loan with a Hawaii bank. At September 30, 2015, the balance of the real estate loan was $3,440,000. In April 2016, the home collateralizing the loan was sold and in accordance with the terms of the loan agreement a portion of the proceeds from the sale was used to repay the real estate loan in full.

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2016	2015	2016	2015	2016	2015
Service cost	$65,000	$64,000	$19,000	$15,000	$—	$—
Interest cost	91,000	89,000	24,000	19,000	14,000	13,000
Expected return on plan assets	(139,000)	(125,000)	—	—	—	—
Amortization of prior service cost (credit)	2,000	1,000	(2,000)	(1,000)	—	—
Amortization of net actuarial loss (gain)	38,000	21,000	12,000	6,000	—	(1,000)
Net periodic benefit cost	$57,000	$50,000	$53,000	$39,000	$14,000	$12,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2016	2015	2016	2015	2016	2015
Service cost	$195,000	$192,000	$51,000	$46,000	$—	$—
Interest cost	273,000	267,000	64,000	57,000	42,000	39,000
Expected return on plan assets	(363,000)	(375,000)	—	—	—	—
Amortization of prior service cost (credit)	4,000	4,000	(4,000)	(3,000)	—	—
Amortization of net actuarial loss (gain)	106,000	64,000	21,000	18,000	—	(4,000)
Net periodic benefit cost	$215,000	$152,000	$132,000	$118,000	$42,000	$35,000

Barnwell contributed $1,100,000 to the Pension Plan during the nine months ended June 30, 2016 and estimates that it will make no further contributions during the remainder of fiscal 2016. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Barnwell does not expect to make any benefit payments under the Postretirement Medical plan during fiscal 2016 and expected payments under the SERP for fiscal 2016 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

10.    INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
United States	$2,201,000	$1,684,000	$793,000	$1,269,000
Canada	(1,498,000)	(853,000)	(3,564,000)	(2,622,000)
	$703,000	$831,000	$(2,771,000)	$(1,353,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Current	$(159,000)	$(289,000)	$(527,000)	$(636,000)
Deferred	87,000	149,000	(2,000)	796,000
	$(72,000)	$(140,000)	$(529,000)	$160,000

In the second quarter of fiscal 2015, Barnwell determined that it was not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law were realizable due to significant declines in oil and natural gas prices, which in turn restricted funds available for the oil and natural gas capital expenditures needed to replace production and abate declining reserves. As a result the Company recorded a valuation allowance for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable. The change in the valuation allowance included in the deferred income tax provision (benefit) for the three and nine months ended June 30, 2016, was a charge of $235,000 and $373,000, respectively. The change in the valuation allowance included in the deferred income tax provision for the three and nine months ended June 30, 2015 was a charge of $78,000 and $863,000, respectively.

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

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Revenues:
Oil and natural gas	$768,000	$2,196,000	$2,237,000	$7,260,000
Land investment	1,502,000	1,266,000	1,915,000	3,115,000
Contract drilling	120,000	1,415,000	1,502,000	3,839,000
Residential real estate	5,700,000	—	5,700,000	—
Other	109,000	35,000	198,000	189,000
Total before interest income	8,199,000	4,912,000	11,552,000	14,403,000
Interest income	17,000	19,000	39,000	52,000
Total revenues	$8,216,000	$4,931,000	$11,591,000	$14,455,000
Depletion, depreciation, and amortization:
Oil and natural gas	$351,000	$707,000	$930,000	$2,362,000
Contract drilling	64,000	66,000	187,000	207,000
Other	33,000	28,000	84,000	79,000
Total depletion, depreciation, and amortization	$448,000	$801,000	$1,201,000	$2,648,000
Impairment:
Oil and natural gas	$1,154,000	$—	$1,154,000	$—
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$(1,494,000)	$(46,000)	$(2,357,000)	$(78,000)
Land investment	1,502,000	1,266,000	1,915,000	3,115,000
Contract drilling	(207,000)	534,000	(116,000)	820,000
Residential real estate	190,000	—	190,000	—
Other	76,000	7,000	114,000	110,000
Gain on sales of assets	472,000	272,000	472,000	272,000
Total operating profit	539,000	2,033,000	218,000	4,239,000
Equity in income of affiliates:
Land investment	2,200,000	988,000	2,616,000	1,444,000
General and administrative expenses	(1,436,000)	(1,891,000)	(4,805,000)	(6,270,000)
Interest expense	(19,000)	(76,000)	(85,000)	(248,000)
Interest income	17,000	19,000	39,000	52,000
Earnings (loss) before income taxes	$1,301,000	$1,073,000	$(2,017,000)	$(783,000)

Assets By Segment:

	June 30, 2016	September 30, 2015

Oil and natural gas (1)	$6,364,000	$7,298,000
Land investment (2)	4,736,000	7,480,000
Contract drilling (2)	1,482,000	2,338,000
Residential real estate (2)	—	5,132,000
Other:
Cash and cash equivalents	17,433,000	8,471,000
Restricted cash	384,000	7,577,000
Corporate and other	3,189,000	3,257,000
Total	$33,588,000	$41,553,000
______________

(1)          Primarily located in the province of Alberta, Canada.
(2)          Located in Hawaii.

12.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The changes in each component of accumulated other comprehensive (loss) income were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Foreign currency translation:
Beginning accumulated foreign currency translation	$935,000	$513,000	$819,000	$1,692,000
Change in cumulative translation adjustment before reclassifications	(3,000)	121,000	113,000	(1,204,000)
Amounts reclassified from accumulated other comprehensive income	—	11,000	—	157,000
Income taxes	—	—	—	—
Net current period other comprehensive income (loss)	(3,000)	132,000	113,000	(1,047,000)
Ending accumulated foreign currency translation	932,000	645,000	932,000	645,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(2,864,000)	(1,897,000)	(2,941,000)	(1,950,000)
Amortization of net actuarial loss and prior service cost	50,000	26,000	127,000	79,000
Income taxes	—	—	—	—
Net current period other comprehensive income	50,000	26,000	127,000	79,000
Ending accumulated retirement plans benefit cost	(2,814,000)	(1,871,000)	(2,814,000)	(1,871,000)
Accumulated other comprehensive loss, net of taxes	$(1,882,000)	$(1,226,000)	$(1,882,000)	$(1,226,000)

The realized foreign currency transaction loss related to the repayment of debt during the nine months ended June 30, 2015 was reclassified from accumulated other comprehensive loss to "General and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations. The amortization of accumulated other comprehensive loss components for the retirement plans is included in the computation of net periodic benefit cost which is a component of "General and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 9 for additional details).

13.    FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments.

14.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

In January 2015, there was an oil and saltwater release from one of our operated oil pipelines in Alberta, Canada. We have estimated that probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we have recovered substantially all of the monies from the other working interest owners for their share of the costs. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and as of June 30, 2016, we have collected $1,103,000 in insurance proceeds. The estimated remaining unpaid liability for the release as of June 30, 2016 and September 30, 2015 was $77,000 and $75,000, respectively, and has not been discounted and was accrued in "Accrued operating and other expenses" on the Condensed Consolidated Balance Sheets.

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. We have estimated that probable environmental remediation costs will be within the range of $400,000 to $800,000. Barnwell’s working interest in the well is 50%, and accordingly we accrued approximately $200,000 at June 30, 2016, which has not been discounted and was accrued in "Accrued operating and other expenses" on the Condensed Consolidated Balance Sheets.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Other Matters

In June 2016, Barnwell received an assessment for underpaid royalties for one of our non-operated oil and natural gas properties for the period from January 2008 to present. Upon further investigation we noted that the royalty owner had been assessing us for royalties based on its incorrectly calculated royalty interest percentage during the subject period. The royalty owner has assessed $233,000 for its under-billed royalties and the full amount is accrued in "Accounts payable" on the Condensed Consolidated Balance Sheets at June 30, 2016, with a corresponding charge to "Oil and natural gas" revenues on the Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2016.

Guarantee

See Note 6 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

15.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$82,000	$235,000
Income taxes refunded	$(377,000)	$—
Supplemental disclosure of non-cash investing and financing activities:
Note receivable for sale of investment	$—	$907,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $89,000 and increased $95,000 during the nine months ended June 30, 2016 and 2015, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $123,000 and $938,000 during the nine months ended June 30, 2016 and 2015, respectively.

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

During the nine months ended June 30, 2016, Barnwell received a total of $2,255,000 in percentage of sales payments from KD I and KD II from the sale of three lots within Phase II of Increment I and the sale of one lot within Increment II. During the nine months ended June 30, 2015, Barnwell received $3,623,000 in percentage of sales payments from KD I from the sale of six contiguous lots within Phase I of Increment I to a single buyer and ten lots within Phase II of Increment I.

17.    SUBSEQUENT EVENTS

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2016. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. During fiscal 2016, the FASB issued additional ASUs related to this revenue guidance. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations,” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licenses in customer contracts. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which addresses completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectibility when determining whether a transaction represents a valid contract. ASU No. 2014-09 and all of the related ASUs have the same effective date. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date, which is annual reporting periods beginning after December 15, 2016 and subsequent interim periods. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires an entity to evaluate at each reporting period whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. The amendment is effective for annual reporting periods beginning after December 15, 2016 and subsequent interim periods. Early application is permitted. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. In general, a right-of-use asset and lease obligation will be recorded for leases exceeding a twelve-month term whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP ("KD I") resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 25 remained to be sold at June 30, 2016, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

•
The right to receive percentage of sales payments from KD Acquisition II, LLLP ("KD II") resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the gross proceeds from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive up to $8,000,000 in additional payments after the members of KD II have received distributions equal to the capital they invested in the project. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II. At June 30, 2016, one of the parcels remained to be sold, and the remaining acreage within Increment II is not yet under development.

•
An indirect 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of June 30, 2016, 25 lots remained to be sold at Kaupulehu Increment I, one ocean front parcel in Kaupulehu Increment II was available for sale, and one lot remained to be sold at Maniniowali.

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

Residential Real Estate Segment

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, constructs and sells luxury single-family homes. Kaupulehu 2007, in addition to the parcel described above, owned a luxury residence in the Kaupulehu area, which sold in April 2016. Kaupulehu 2007 does not currently have any homes under construction.

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

Barnwell realized an average price for oil of $31.14 per barrel during the nine months ended June 30, 2016, down 36% from $48.55 per barrel realized during the same period in the prior year. Barnwell realized an average price for natural gas of $1.18 per Mcf during the nine months ended June 30, 2016, down 48% from $2.29 per Mcf realized during the same period in the prior year.

Oil and natural gas prices affect the value of our oil and natural gas properties as determined in our full cost ceiling calculation. Based on the impact of recent oil and natural gas prices on the 12-month rolling average first-day-of-the-month prices, the Company recorded a ceiling test write-down of its oil and natural gas properties in the quarter ending June 30, 2016 in the amount of $1,154,000.

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada which generated approximately $14,000,000 in cash. However, as a result of this sale, our oil and natural gas segment revenue and operating cash flow have significantly declined. Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales, and increasing costs due to the age of Barnwell's properties, Barnwell's existing oil and natural gas assets are projected to have minimal cash flow from operations at current prices and production levels.

In April 2016, Barnwell’s revolving credit facility at Royal Bank of Canada was terminated. The termination was due to Barnwell's significant reduction in reserves as a result of the aforementioned sale of properties in September 2015 as well as a tightening credit market for oil and natural gas companies due to current low oil and natural gas prices and reductions in Royal Bank of Canada's forecast of oil and natural gas prices which decreased its valuation of the Company's remaining oil and natural gas assets pledged as security. In June 2016, Barnwell entered into a new agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $384,000 at the June 30, 2016 exchange rate, which is secured by a $500,000 Canadian dollar guaranteed investment certificate pledged to the Royal Bank of Canada.

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The value of the deemed assets is based on each well's most recent twelve months of production and an industry average netback as determined by the AER annually. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. Companies with a LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. Due to the decline in oil and natural gas prices and related netbacks over the past year it is possible that the value of the Company’s deemed assets could further decline. It is also possible that Barnwell may have to transfer well licenses with favorable LMRs. These events could necessitate a cash deposit with the AER and/or the implementation of a structured LLR Program Management Plan.

In June 2016, the AER implemented changes in the Liability Management Program ("LMP") which now requires purchasers of AER licensed oil and natural gas assets to have an LMR of 2.0 or higher immediately following a transfer, up from the previous requirement of 1.0 or higher. This change in the LMR requirement for well transfers will result in significantly less qualified buyers and may hinder our ability to generate capital by selling oil and natural gas assets. Additionally, it may inhibit our ability to grow through acquisitions without depositing collateral with the AER, as we do not currently have an LMR of 2.0 or higher. Management estimates that this regulatory change makes it highly unlikely that the potentially significant security deposit resulting from a future transfer of a well license with a favorable LMR discussed in the prior quarter will occur in the next 12 months due to the much higher post-transfer LMR burden placed on a license transferee. However, there is no absolute certainty as changes in facts and circumstances and further regulatory changes may impact this estimate in the future.

The requirement to provide security deposit funds to the AER in the future for asset retirement obligations would result in the diversion of cash and cash flows that could otherwise be used to fund oil and natural gas reserve additions, which in turn will have a material adverse effect on our business, financial condition and results of operations. If Barnwell fails to comply with the requirements of the LLR program, Barnwell's oil and natural gas subsidiary would be subject to the AER's enforcement provisions which could include suspension of operations and non-compliance fees and could ultimately result in the AER serving the Company with a closure order to shut-in all operated wells. Additionally, if Barnwell is non-compliant, the Company would be prohibited from transferring well licenses which would prohibit us from selling any oil and natural gas assets until the required cash deposit is made with the AER.

The Company's existing cash will be needed to fund our future cash needs including asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses, such that some or potentially all of the cash may not be available for reinvestment. Barnwell will therefore be reliant upon future land investment segment proceeds from percentage of sales payments and any potential future cash distributions from the Kukio Resort land development partnerships, the timing of which is highly uncertain and out of our control, to fund operations and provide capital for reinvestment on a long-term basis.

Results of Operations

Summary

Net income attributable to Barnwell for the three months ended June 30, 2016 totaled $775,000, a $196,000 decrease in operating results from a net income of $971,000 for the three months ended June 30, 2015. The following factors affected the results of operations for the three months ended June 30, 2016 as compared to the prior year period:

•	A $741,000 decrease in contract drilling segment operating results, before income taxes, primarily resulting from decreased water well drilling activity;

•	A $294,000 decrease in oil and natural gas segment operating results, before impairment of assets and income taxes, due primarily to decreases in prices for oil and natural gas;

•
A $236,000 increase in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to increased percentage of sales receipts as a result of the Kukio Resort land development partnerships’ sale of a three-acre ocean front parcel in Kaupulehu Increment II for $20,000,000 from which we received an 8% percentage of sale payment;

•
A $190,000 increase in residential real estate segment operating profit, before income taxes and non-controlling interests' shares of such profits, due to the sale of the remaining home in the current quarter;

•	A $455,000 decrease in general and administrative expenses primarily due to cost reduction efforts;

•	A $1,154,000 impairment of oil and natural gas properties recorded in the current year period; and

•	A $1,212,000 increase in equity in income from affiliates as a result of increased Kukio Resort land development partnerships’ operating results.

Barnwell incurred a net loss of $2,242,000 for the nine months ended June 30, 2016, a $729,000 decrease in operating results from a net loss of $1,513,000 for the nine months ended June 30, 2015. The following factors affected the results of operations for the nine months ended June 30, 2016 as compared to the prior year period:

•
A $1,200,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to decreased percentage of sales receipts as a result of fewer lot sales by the Kukio Resort land development partnerships;

•	A $1,125,000 decrease in oil and natural gas segment operating results, before impairment of assets and income taxes, due primarily to decreases in prices for oil and natural gas;

•	A $936,000 decrease in contract drilling operating results, before income taxes, primarily resulting from decreased water well drilling activity;

•	A $1,465,000 decrease in general and administrative expenses primarily due to cost reduction efforts;

•	A $1,154,000 impairment of oil and natural gas properties recorded in the current year period;

•
A $490,000 decrease in the amount of the valuation allowance charged to deferred income taxes in the current year period for deferred tax assets under Canadian tax law related to asset retirement obligations; and

•	A $1,172,000 increase in equity in income from affiliates as a result of increased Kukio Resort land development partnerships’ operating results.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 5% and 10% in the three and nine months ended June 30, 2016, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 3% at June 30, 2016, as compared to September 30, 2015. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2016 was $3,000, a $135,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $132,000 for the same period in the prior year. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2016 was $113,000, a $1,160,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $1,047,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three and nine months ended June 30, 2016 and 2015 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2016	2015	$	%
Natural Gas (Mcf)*	$0.85	$1.88	$(1.03)	(55%)
Oil (Bbls)**	$39.81	$49.18	$(9.37)	(19%)
Liquids (Bbls)**	$25.00	$15.76	$9.24	59%

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2016	2015	$	%
Natural Gas (Mcf)*	$1.18	$2.29	$(1.11)	(48%)
Oil (Bbls)**	$31.14	$48.55	$(17.41)	(36%)
Liquids (Bbls)**	$23.02	$20.10	$2.92	15%

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2016	2015	Units	%
Natural Gas (Mcf)*	114,000	398,000	(284,000)	(71%)
Oil (Bbls)**	21,000	22,000	(1,000)	(5%)
Liquids (Bbls)**	1,000	17,000	(16,000)	(94%)

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2016	2015	Units	%
Natural Gas (Mcf)*	366,000	1,298,000	(932,000)	(72%)
Oil (Bbls)**	60,000	59,000	1,000	2%
Liquids (Bbls)**	4,000	53,000	(49,000)	(92%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

Oil and natural gas revenues decreased $1,428,000 (65%) and $5,023,000 (69%) for the three and nine months ended June 30, 2016, respectively, as compared to the same periods in the prior year primarily due to decreases in natural gas and natural gas liquids production as a result of the divestiture of Barnwell's interests in the Dunvegan and Belloy area properties in September 2015, which decreased revenues by $901,000 and $3,454,000 for the three and nine months ended June 30, 2016, respectively, as well as decreases in prices realized for oil and natural gas.

Oil and natural gas operating expenses decreased $778,000 (51%) and $2,466,000 (50%) for the three and nine months ended June 30, 2016, respectively, as compared to the same periods in the prior year primarily as a result of the aforementioned sale of properties in September 2015, which decreased oil and natural gas operating expenses by $626,000 and $1,856,000 for the three and nine months ended June 30, 2016, respectively. Additionally, the average exchange rate of the Canadian dollar to the U.S. dollar decreased 10% during the nine months ended June 30, 2016, which resulted in a $275,000 decrease in operating expenses as compared to the same period in the prior year.

Oil and natural gas segment depletion decreased $356,000 (50%) and $1,432,000 (61%) for the three and nine ended June 30, 2016, respectively, as compared to the same periods in the prior year primarily due to 61% and 62% respective decreases in net production primarily as a result of the sale of the aforementioned sale of properties in September 2015. Further impacting depletion for the three months ended June 30, 2016, was a 35% increase in the depletion rate and an 5% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar as compared to the same period in the prior year. There was a 15% increase in the depletion rate and a 10% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar for the nine months ended June 30, 2016, as compared to the same period in the prior year.

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

The following table summarizes the total of Increment I and Increment II percentage of sales payment revenues received from KD I and KD II:

	Three months ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Sale of interest in leasehold land:
Proceeds	$1,775,000	$1,473,000	$2,255,000	$3,623,000
Fees	(273,000)	(207,000)	(340,000)	(508,000)
Revenues – sale of interest in leasehold land, net	$1,502,000	$1,266,000	$1,915,000	$3,115,000

KD I sold one single-family lot within Phase II of Increment I and KD II sold one single-family lot within Increment II during the three months ended June 30, 2016, and KD I sold a total of three single-family lots in Phase II of Increment I and KD II sold a total of one single-family lot within Increment II during the nine months ended June 30, 2016.

KD I sold five single-family lots within Phase II of Increment I during the three months ended June 30, 2015, and sold a total of six contiguous single-family lots to a single buyer within Phase I of Increment I and ten single-family lots within Phase II of Increment I during the nine months ended June 30, 2015.

As of June 30, 2016, all of the 38 single-family lots in Phase I of Increment I and 17 of the 42 single-family lots in Phase II of Increment I have been sold by KD I, resulting in 55 single-family lots out of the 80 lots within Increment I having been sold.

Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development. In April 2016, one of the two ocean front parcels within Increment II was sold by KD II for $20,000,000 and Kaupulehu Developments received a percentage of sales payment in the amount of $1,600,000 from KD II representing 8% of the gross sales price of the parcel.

It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs decreased $1,295,000 (92%) and $552,000 (68%), respectively, for the three months ended June 30, 2016, as compared to the same period in the prior year. The contract drilling segment generated a $207,000 operating loss before general and administrative expenses in the three months ended June 30, 2016, a decrease in operating results of $741,000 as compared to the $534,000 operating profit generated during the same period of the prior year. The decrease in operating results is primarily due to decreased water well drilling activity in the current year period.

Contract drilling revenues and contract drilling costs decreased $2,337,000 (61%) and $1,381,000 (49%), respectively, for the nine months ended June 30, 2016, as compared to the same period in the prior year. The contract drilling segment generated a $116,000 operating loss before general and administrative expenses in the nine months ended June 30, 2016, a decrease in operating results of $936,000 as compared to the $820,000 operating profit generated during the same period of the prior year. The decrease in operating results is primarily due to decreased water well drilling activity in the current year period.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. There has been a significant decrease in demand for water well drilling contracts in recent years that has generally led to increased competition for available contracts and lower margins on awarded contracts. The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of this volatility in demand. Based on the value and estimated timing of work on contracts currently in backlog, we expect contract drilling segment revenues and operating results for the remainder of fiscal 2016 to be lower than that of the same period in the prior year.

Residential real estate revenues and expenses

In April 2016, the residence that was available for sale in Lot 4A Increment I was sold for $5,700,000 in gross proceeds, before commission and other closing costs, and as a result of the sale operating profit before general and administrative expenses in the amount of $190,000 was recognized during the three and nine months ended June 30, 2016.

General and administrative expenses

General and administrative expenses decreased $455,000 (24%) for the three months ended June 30, 2016, as compared to the same period in the prior year. The decrease was primarily due to a $235,000 decrease in compensation costs due to cost reduction efforts, a $120,000 decrease in professional services and a $48,000 decrease in holding costs related to the real estate held for sale which was sold in April 2016.

General and administrative expenses decreased $1,465,000 (23%) for the nine months ended June 30, 2016, as compared to the same period in the prior year. The decrease was primarily due to a $803,000 decrease in compensation costs and a $100,000 decrease in travel and entertainment expenses all due to cost reduction efforts, a $331,000 decrease in professional services, a $157,000 foreign currency transaction loss recognized in the prior year period whereas there was no such loss recognized in the current year period and a $68,000 decrease in holding costs related to the real estate held for sale which was sold in April 2016.
Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $353,000 (44%) and $1,447,000 (55%) for the three and nine months ended June 30, 2016, respectively, as compared to the same periods in the prior year primarily due to the decrease in oil and natural gas segment production as a result of the sale of properties in September 2015, as discussed above.

Impairment of oil and natural gas assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at June 30, 2016. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $1,154,000 for the three and nine months ended June 30, 2016. No such reduction was necessary during the same period of the prior year.

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

Gain on sales of assets

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The disposition was recorded in the fourth quarter of fiscal 2015 using preliminary purchase price adjustments. The purchase price is subject to final adjustments in accordance with the terms of the purchase and sale agreement. Barnwell and the purchaser updated the estimated purchase price adjustments during the current quarter which resulted in the recognition of an additional gain in the amount of $472,000 during the three and nine months ended June 30, 2016, bringing the total estimated gain on the sale of these properties to $6,689,000. The estimated purchase price adjustments remain subject to change pending finalization.

Also included in gain on sales of assets for the for the three and nine months ended June 30, 2015 is a $272,000 gain on the sale of a contract drilling rig and ancillary drilling equipment in May 2015.

Interest expense

Interest expense decreased $57,000 (75%) and $163,000 (66%) for the three and nine months ended June 30, 2016, respectively, as compared to the same periods in the prior year primarily due to the decrease in average outstanding debt balances as Barnwell repaid $7,659,000 of long-term debt during fiscal 2015 and an additional $3,440,000 in fiscal 2016.

Equity in income of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $2,200,000 and $2,616,000 during the three and nine months ended June 30, 2016, respectively, as compared to allocated income of $988,000 and $1,444,000 during the three and nine months ended June 30, 2015, respectively. The increases in the allocated partnership income in the current year periods is due primarily to the investee partnerships' sale of a three-acre ocean front parcel in Kaupulehu Increment II for $20,000,000 in April 2016, partially offset by decreases in the number of the lots sold by the partnerships as compared to the same periods of the prior year.

In April 2016, the Kukio Resort land development partnerships made a cash distribution to its partners of which Barnwell received $5,320,000, after distributing $40,000 to minority interests.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and nine months ended June 30, 2016, after adjusting loss before income taxes for non-controlling interests, was (10%) and 19%, respectively, as compared to (17%) and (12%) for the three and nine months ended June 30, 2015, respectively.

In the second quarter of fiscal 2015, Barnwell determined that it was not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law were realizable due to significant declines in oil and natural gas prices, which in turn restricted funds available for the oil and natural gas capital expenditures needed to replace production and abate declining reserves. As a result the Company recorded a valuation allowance for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable. The change in the valuation allowance included in the deferred income tax provision (benefit) for the three and nine months ended June 30, 2016, was a charge of $235,000 and $373,000, respectively. The change in the valuation allowance included in the deferred income tax provision for the three and nine months ended June 30, 2015 was a charge of $78,000 and $863,000, respectively.

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

Net earnings attributable to non-controlling interests for the three months ended June 30, 2016 totaled $598,000, as compared to net earnings attributable to non-controlling interests of $242,000 for the same period in the prior year. The $356,000 (147%) change is due to an increase in the amount of Kukio Resort land development partnership income allocated to non-controlling interests, an increase in residential real estate segment income of which the non-controlling interests are attributed 20%, and an increase in percentage of sales proceeds received in the current year period as compared to the same period in the prior year.

Net earnings attributable to non-controlling interests for the nine months ended June 30, 2016 totaled $754,000, as compared to net earnings attributable to non-controlling interests of $570,000 for the same period in the prior year. The $184,000 (32%) change is due to an increase in the amount of Kukio Resort land development partnership income allocated to non-controlling interests and an increase in residential real estate segment income, of which the non-controlling interests are attributed 20%, in the current year period as compared to the same period in the prior year. These increases were partially offset by a decrease in percentage of sales proceeds received in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At June 30, 2016, Barnwell had $17,107,000 in working capital which included $17,433,000 in cash and cash equivalents.

Cash Flows

Cash flows provided by operations totaled $3,044,000 for the nine months ended June 30, 2016, as compared to $5,366,000 of cash used in operations for the same period in the prior year. This $8,410,000 increase in operating cash flows was primarily due to a distribution of income received from the Kukio Resort land development partnerships in the amount of $3,714,000 in the current year period and net proceeds of $5,132,000 received from the sale of the real estate held for sale in April 2016, whereas there were no such items in the prior year period.

Cash flows provided by investing activities totaled $9,932,000 during the nine months ended June 30, 2016, as compared to $2,148,000 during the same period of the prior year. The $7,784,000 increase in investing cash flows was primarily due to the release of the proceeds from the sale of interests in the Dunvegan and Belloy area properties held in escrow which resulted in a $7,089,000 decrease in restricted cash, a distribution of capital received from the Kukio Resort land development partnerships in the amount of $1,646,000, as well as the absence of outflows for acquisition of oil and natural gas properties in the current year period as compared to $526,000 of outflows for acquisition of oil and natural gas properties in the prior year period. Partially offsetting these increases was a $1,200,000 decrease in percentage of sales proceeds received in the current year period as compared to the prior year period and a $266,000 decrease in cash flows related to the proceeds received from the sale of a residential parcel in the prior year period.

Net cash used in financing activities totaled $4,252,000 for the nine months ended June 30, 2016, as compared to $3,409,000 during the same period of the prior year. The $843,000 change in cash flows was primarily due to a $795,000 increase in debt repayments and a $257,000 increase in distributions to non-controlling interests in the current year period as compared to the prior year period. These increases in cash used in financing activities were partially offset by a $329,000 difference in changes in restricted cash in the current year period as compared to the prior year period.

Credit Arrangements

In April 2016, Barnwell’s revolving credit facility at Royal Bank of Canada was terminated. The termination was due to Barnwell's significant reduction in reserves as a result of the sale of its interests in oil and natural gas properties in the Dunvegan and Belloy areas in September 2015 as well as a tightening credit market for oil and natural gas companies due to current low oil and natural gas prices and reductions in Royal Bank of Canada's forecast of oil and natural gas prices which decreased its valuation of the Company's remaining oil and natural gas assets pledged as security. Borrowings under this facility were $0 at September 30, 2015.

In June 2016, Barnwell entered into a new agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $384,000 at the June 30, 2016 exchange rate. Borrowings under this facility were $0 and issued letters of credit were $35,000 at June 30, 2016. The obligations under the credit facility are secured by a $500,000 Canadian dollar guaranteed investment certificate pledged to the Royal Bank of Canada.

Barnwell, together with its real estate joint venture, Kaupulehu 2007, had a non-revolving real estate loan with a Hawaii bank. At September 30, 2015, the balance of the real estate loan was $3,440,000. In April 2016, the home collateralizing the loan was sold and in accordance with the terms of the loan agreement a portion of the proceeds from the sale was used to repay the real estate loan in full.

Oil and Natural Gas and Other Capital Expenditures

Due to the aforementioned impacts of the decline in oil and natural gas prices which negatively affected Barnwell's cash flows and liquidity, as well as the termination of our Canadian revolving credit facility, oil and natural gas capital expenditures have been restricted. Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $56,000 and $586,000 for the three and nine months ended June 30, 2016, respectively, as compared to $114,000 and $973,000 for the same periods in the prior year. Management expects that oil and natural gas capital expenditures and expenditures for potential acquisitions of oil and natural gas properties in fiscal 2016 will range from $800,000 to $1,200,000. This estimated amount will increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Other Considerations

Because of the combined impact of declines in oil and natural gas prices, declines in production due to oil and natural gas property sales, and increasing costs due to the age of Barnwell's properties, Barnwell's existing oil and natural gas assets are projected to have minimal cash flow from operations at current prices and production levels. As a result, the Company's existing cash will be needed to fund upcoming cash needs including asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses, such that some or potentially all of the cash may not be available for reinvestment. Barnwell will therefore be reliant upon future land investment segment proceeds from percentage of sales payments and any potential future cash distributions from the Kukio Resort land development partnerships, the timing of which is highly uncertain and out of our control, to fund operations and provide capital for reinvestment on a long-term basis.

Contingencies

Environmental Matters

In January 2015, there was an oil and saltwater release from one of our operated oil pipelines in Alberta, Canada. We have estimated that probable environmental remediation costs will be approximately $2,300,000. Barnwell’s working interest in the well is 58%, and we have recovered substantially all of the monies from the other working interest owners for their share of the costs. Additionally, we have filed a claim under our insurance policy, which has a deductible of approximately $80,000, and as of June 30, 2016, we have collected $1,103,000 in insurance proceeds. The estimated remaining unpaid liability for the release as of June 30, 2016 and September 30, 2015 was $77,000 and $75,000, respectively.

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. We have estimated that probable environmental remediation costs will be within the range of $400,000 to $800,000. Barnwell’s working interest in the well is 50%, and accordingly we accrued approximately $200,000 at June 30, 2016.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Other Matters

In June 2016, Barnwell received an assessment for underpaid royalties for one of our non-operated oil and natural gas properties for the period from January 2008 to present. Upon further investigation we noted that the royalty owner had been assessing us for royalties based on its incorrectly calculated royalty interest percentage during the subject period. The royalty owner has assessed $233,000 for its under-billed royalties and the full amount is accrued at June 30, 2016, with a corresponding charge to oil and natural gas revenues for the three and nine months ended June 30, 2016.

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

As of June 30, 2016, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2016 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 11, 2016	/s/ Russell M. Gifford
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