Form 10-K
period 2016-09-30
BARNWELL INDUSTRIES INC
filed 2016-12-20
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          ☐ Yes     ☒ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,026,000.
As of December 1, 2016 there were 8,277,160 shares of common stock outstanding.
Documents Incorporated by Reference
1.            Proxy statement to be forwarded to stockholders on or about January 19, 2017 is incorporated by reference in Part III hereof.

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

InSite	-	InSite Petroleum Consultants Ltd.
Kaupulehu 2007	-	Kaupulehu 2007, LLLP
KD I	-	KD Acquisition, LLLP, formerly known as WB KD Acquisition, LLC (“WB”)
KD II	-	KD Acquisition II, LLLP, formerly known as WB KD Acquisition II, LLC (“WBKD”)
KD Kona	-	KD Kona 2013 LLLP
KKM Makai	-	KKM Makai, LLLP
Kukio Resort land development partnerships	-	The following partnerships in which Barnwell owns a 19.6% non-controlling interest: KD Kukio Resorts, LLLP KD Maniniowali, LLLP KD Kaupulehu, LLLP, which consists of KD I and KD II
LIBOR	-	London Interbank Offer Rate
MBbls	-	thousands of barrels of oil
Mcf	-	1,000 cubic feet of natural gas at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
Mcfe	-	Mcf equivalent at the rate of 1 Bbl = 5.8 Mcf
MMcf	-	millions of cubic feet of natural gas
Net	-
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

PART I

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
FOR THE PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-K, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA").  A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts.  These statements include various estimates, forecasts, projections of Barnwell Industries, Inc.’s (referred to herein together with its majority-owned subsidiaries as “Barnwell,” “we,” “our,” “us” or the “Company”) future performance, statements of Barnwell’s plans and objectives and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions.  Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved.  Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements.  Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-K, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

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

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2016 represented Barnwell’s 60th year of operations. Barnwell operates in the following four principal business segments:

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

All acquisition and developmental activities, as well as all field operations and regulatory compliance, are the direct responsibility of Barnwell of Canada’s President and Chief Operating Officer, with strategic direction and approvals for major expenditures secured from Barnwell’s senior executive management. In fiscal 2016, Barnwell participated in acquisition and developmental operations in Alberta, although Barnwell does not limit its consideration of acquisition and developmental operations to this area.

Natural gas prices are typically higher in the winter than at other times due to increased heating demand. Oil prices are also subject to seasonal fluctuations, but to a lesser degree. Oil and natural gas unit sales are based on the quantity produced from the properties by the properties’ operator.

Our oil and natural gas segment revenues, profitability, and future rate of growth are dependent on oil and natural gas prices. The industry has experienced a prolonged period of low oil and natural gas prices that has negatively impacted our operating results, cash flows and liquidity. Credit and capital markets for oil and natural gas companies have been negatively affected as well, resulting in a decline in sources of financing as compared to previous years.

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. Barnwell's net proceeds from the sale, after broker's fees and other closing costs, were $14,162,000. The disposition was recorded in fiscal 2015 using preliminary purchase price adjustments. Barnwell and the purchaser updated and finalized the purchase price adjustments in accordance with the terms of the purchase and sale agreement during fiscal 2016 which resulted in additional proceeds of $493,000 and the recognition of an additional gain in the amount of $472,000 during the year ended September 30, 2016, bringing the total gain on the sale of these properties to $6,689,000.

The sale of Dunvegan resulted in a 60% decrease in our proved natural gas reserves and a 34% decrease in our proved oil and natural gas liquids reserves. In fiscal 2015, Dunvegan accounted for 74% of our net natural gas production and 44% of our net oil and natural gas liquids production, and contributed 46% of our total oil and natural gas revenues.

As a result of the disposition, Barnwell’s revolving credit facility at Royal Bank of Canada was amended in September 2015 to decrease the amount of the borrowing capacity from $6,500,000 Canadian dollars to $1,000,000 Canadian dollars. Barnwell repaid the $4,800,000 then outstanding on the credit facility in full from a portion of the proceeds of the Dunvegan disposition. In April 2016, the revolving credit facility was terminated. In June 2016, Barnwell entered into a new agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $381,000 at the September 30, 2016 exchange rate, which is secured by a $500,000 Canadian dollar, or U.S. $381,000, guaranteed investment certificate pledged to the Royal Bank of Canada.

We intend to continue to evaluate opportunities to acquire additional acreage and producing assets and to access new drilling and recompletion opportunities in order to deploy some or all of the cash proceeds from the sale of Dunvegan and other cash on hand. However, to date, we have not made any such significant investments in new oil and natural gas properties since the sale of Dunvegan. Without a significant reinvestment in our oil and natural gas business, it is likely that our future cash flow from operations from this segment will continue to decline and may become negative. If we do not redeploy this cash in new investments in our oil and natural gas business, or in our other businesses, or in new businesses, the funds from the sale of Dunvegan, including potentially the entire remaining balance, and other cash on hand are likely to be used to fund existing ongoing operations, general and administrative expenses, asset retirement obligations and retirement plan funding.

Preparation of Reserve Estimates

Barnwell’s reserves are estimated by our independent petroleum reserve engineers, InSite, in accordance with generally accepted petroleum engineering and evaluation principles and techniques and rules and regulations of the SEC. All information with respect to the Company’s reserves in this Form 10-K is derived from the report of InSite. A copy of the report issued by InSite is filed with this Form 10-K as Exhibit 99.1. InSite, and its predecessor company Paddock Lindstrom Associates Ltd., has been the Company’s independent petroleum reserve engineering firm for over 20 years.

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

Reserves

The amounts set forth in the following table, based on InSite’s evaluation of our reserves, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2016 on all properties in which Barnwell has an interest. All of Barnwell’s proved reserves are developed; Barnwell has no proved undeveloped reserves as of September 30, 2016. All of our oil and natural gas reserves are located in Canada and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2015.

September 30, 2016
Oil, including natural gas liquids (Bbls)	450,000
Natural gas (Mcf)	1,441,000
Total (Boe)	698,000

During fiscal 2016, Barnwell’s total net proved developed reserves of oil and natural gas liquids decreased by 19,000 Bbls (4%) and total net proved developed reserves of natural gas decreased by 1,683,000 Mcf (54%), for a combined decrease of 310,000 Boe (31%). The decreases were primarily the result of downward revisions in volumes resulting from lower rolling average historical first-day-of-the-month oil and natural gas prices used in the determination of reserve volumes at September 30, 2016 as well as production during the year, partially offset by acquisitions of reserves and extensions, discoveries and other additions.

The following table sets forth Barnwell’s oil and natural gas net reserves at September 30, 2016, by property name, based on information prepared by InSite, as well as net production and net revenues by property name for the year ended September 30, 2016. This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at September 30, 2016, the date of the projection.

	As of September 30, 2016				For the year ended September 30, 2016
	Net Proved Producing Reserves		Total Net Proved Reserves		Net Production		Net Revenues
Property Name	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (Bbls)	Gas (Mcf)	Oil & NGL	Gas
Progress	42	156	115	717	12,000	88,000	$423,000	$94,000
Bonanza/Balsam	61	58	61	58	12,000	26,000	398,000	37,000
Wood River	64	20	64	20	11,000	12,000	351,000	20,000
Red Earth	126	2	126	2	27,000	—	693,000	—
Other properties	53	584	84	644	22,000	350,000	624,000	537,000
Total	346	820	450	1,441	84,000	476,000	$2,489,000	$688,000

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%) as of September 30, 2016. Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions. Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending as of the balance sheet date and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes.

Year ending September 30,
2017	$805,000
2018	985,000
2019	759,000
Thereafter	1,317,000
Undiscounted future net cash flows, after income taxes	$3,866,000

Standardized measure of discounted future net cash flows	$2,910,000	*
_______________________________________________
*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s natural gas and oil reserves. An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $1.35 per Mcf and an oil price of $34.19 per Bbl) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. All of Barnwell’s net production in fiscal 2016, 2015 and 2014 was derived in Canada, primarily in Alberta. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2016	2015	2014
Annual net production:
Natural gas liquids (Bbls)	6,000	65,000	69,000
Oil (Bbls)	78,000	78,000	115,000
Natural gas (Mcf)	476,000	1,688,000	1,927,000
Total (Boe)	166,000	434,000	516,000
Total (Mcfe)	965,000	2,513,000	2,996,000
Annual average sales price per unit of production:
Bbl of natural gas liquids*	$23.82	$18.16	$46.04
Bbl of oil*	$32.42	$46.44	$80.40
Mcf of natural gas**	$1.27	$2.23	$3.84
Annual average production cost per Boe produced***	$18.58	$13.81	$16.32
Annual average production cost per Mcfe produced***	$3.20	$2.38	$2.81
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

Capital Expenditures

Barnwell invested $1,773,000 in oil and natural gas properties during fiscal 2016, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, of which $769,000 (43%) was for the acquisition of additional working interests in oil and natural gas properties and $1,004,000 (57%) was for well improvements.

Well Drilling Activities

The following table sets forth more detailed information with respect to the number of exploratory (“Exp.”) and development (“Dev.”) wells drilled for the fiscal years ended September 30, 2016, 2015 and 2014 in which Barnwell participated. There were no wells drilled in the fiscal years ended September 30, 2016 and 2015. All wells shown were drilled in Canada.

	Productive Oil Wells		Productive Gas Wells		Total Productive Wells		Dry Holes		Total Wells
	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.	Exp.	Dev.
2016
Gross	—	—	—	—	—	—	—	—	—	—
Net	—	—	—	—	—	—	—	—	—	—
2015
Gross	—	—	—	—	—	—	—	—	—	—
Net	—	—	—	—	—	—	—	—	—	—
2014
Gross	—	2.0	—	2.0	—	4.0	—	—	—	4.0
Net	—	1.2	—	0.4	—	1.6	—	—	—	1.6

At September 30, 2016, Barnwell was not in the process of drilling any oil or natural gas wells.

Productive Wells

As of September 30, 2016, Barnwell had interests in 156 gross (31.3 net) productive wells, of which 86 gross (17.0 net) were oil wells and 70 gross (14.3 net) were natural gas wells. Four natural gas wells and two oil wells have dual or multiple completions. All wells were in Canada.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases which we held as of September 30, 2016.

	Developed Acreage*		Undeveloped Acreage*		Total
Location	Gross	Net	Gross	Net	Gross	Net
Canada	187,991	36,450	96,860	19,233	284,851	55,683
_________________________________________________
*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Sixty-six percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2016. Thirty-four percent of Barnwell’s leasehold interests in undeveloped acreage is subject to expiration and expire over the next five fiscal years, if not developed, as follows: 22% expire during fiscal 2017; 6% expire during fiscal 2018; 0% expire during fiscal 2019; 3% expire during fiscal 2020; and 3% expire in fiscal 2021. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Much of the undeveloped acreage is at non-operated properties over which we do not have control, and the value of such acreage is not estimated to be significant at current commodity prices. Barnwell’s undeveloped acreage includes a significant concentration in the Thornbury (5,919 net acres) area of Alberta, Canada.

Marketing of Oil and Natural Gas

Barnwell sells all of its oil and natural gas liquids production under short-term contracts between itself and marketers of oil. The price of oil and natural gas liquids is freely negotiated between buyers and sellers and is largely determined by the world price for oil, which is principally denominated in U.S. dollars.

Natural gas sold by Barnwell is generally sold under short-term contracts with prices indexed to market prices. The price of natural gas is freely negotiated between buyers and sellers and is principally determined for Barnwell by western Canadian/Midwestern U.S. prices for natural gas. In fiscal 2016 and 2015, Barnwell took virtually all of its oil, natural gas liquids and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf.

We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of any single purchaser would not materially affect our revenue.

In fiscal 2016, over 85% of Barnwell’s oil and natural gas revenues were from products sold at spot prices.

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

Under the current Alberta Royalty Framework (“ARF”), royalty rates operate on a sliding rate formula sensitive to the price and production volumes of conventional oil and natural gas. The maximum royalty rate for conventional oil is 40% and the maximum royalty rate for natural gas is 36%. The price-sensitive maximum is reached for oil when oil is selling at or above $120.00 Canadian dollars per barrel and for natural gas when natural gas is selling at or above $17.50 Canadian dollars per Mcf. In January 2016, the Alberta Royalty Panel recommended a new modernized Alberta royalty framework ("New Framework") which will apply to wells drilled on or after January 1, 2017. The current ARF will continue to apply to wells drilled prior to January 1, 2017 for a period of ten years, starting January 1, 2017, after which they will fall under the New Framework. Under the New Framework the same royalty calculation applies to both oil and natural gas wells, whereas the current ARF has different royalties applicable to each category, and royalties will be determined on a revenue minus cost basis where producers will pay a flat royalty rate of 5% of gross revenues until a well reaches payout after which an increased post-payout royalty will apply. Post payout royalties vary with commodity prices and are adjusted down for cost increases as wells age.

In fiscal 2016 and 2015, 54% and 73%, respectively, of royalties related to Alberta government charges, and 46% and 27%, respectively, of royalties related to freehold, override and other charges which are not directly affected by the ARF.

In fiscal 2016, the weighted-average royalty rate paid on all of Barnwell’s natural gas was 1%, and the weighted-average royalty rate paid on oil was 16%.

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. The value of the deemed assets is based on each well's most recent twelve months of production and a rolling three-year average industry netback as determined by the AER annually. The AER has not recalculated the three-year average industry netback since March 2015 making the current value a premium to what most producers have been realizing. A recalculation of the value using current industry netback values would likely have a significant negative impact on our LMR. Companies with an LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At September 30, 2016, the Company had sufficient deemed asset value that no security deposit was due.

In June 2016, the AER implemented changes in the Liability Management Program ("LMP") which now requires purchasers of AER licensed oil and natural gas assets to have an LMR of 2.0 or higher immediately following the transfer of a license, up from the previous requirement of 1.0 or higher. This change in the LMR requirement for well transfers will result in significantly less qualified buyers and may hinder our ability to generate capital by selling oil and natural gas assets. Additionally, it may inhibit our ability to grow through acquisitions without depositing collateral with the AER, as we do not currently have an LMR of 2.0 or higher.

Additionally, in July 2014, the AER introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were non-compliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year. At April 1, 2015, Barnwell had 25 inactive wells identified as non-compliant by the AER.  At September 30, 2016, 22 of these 25 wells had been brought into compliance through a combination of re-activation, abandonment, or suspension.

The estimated impact of the LLR program and Inactive Well Compliance Program has been incorporated into Barnwell's estimate of its asset retirement obligation liability.

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

Land Investment Segment

Overview

Barnwell owns a 77.6% interest in Kaupulehu Developments, a Hawaii general partnership that has the right to receive percentage of sales payments from KD I and KD II resulting from the sale of lots and/or residential units by KD I and KD II within the approximately 870 acres of the Kaupulehu Lot 4A area in two increments (“Increment I” and “Increment II”), located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii. Kaupulehu Developments also holds an interest in approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A under a lease that terminates in December 2025, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

Barnwell, through two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, holds a 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These land development partnerships own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 25 lots remain to be sold within Kaupulehu Increment I and one ocean front parcel over two acres in size remains to be sold in Kaupulehu Increment II, as well as from commissions on real estate sales by the real estate sales office.

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

In the 1990s and 2000s, Kaupulehu Developments obtained the state and county zoning changes necessary to permit development of single-family and multi-family residential units, a golf course and a limited commercial area on approximately 870 leasehold acres, known as Lot 4A, zoned for resort/residential development, located adjacent to and north of the Four Seasons Resort Hualalai at Historic Ka`upulehu. In 2004 and 2006, Kaupulehu Developments sold its leasehold interest in Kaupulehu Lot 4A to KD I's and KD II's predecessors in interest, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

Increment I is an area planned for approximately 80 single-family lots, of which 25 lots remain to be sold, and a beach club on the portion of the property bordering the Pacific Ocean. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots of significant value approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, of which one lot was sold in fiscal 2016, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2016, three single-family lots in Increment I were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2016 to $205,000,000.

Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the sales price of KD II’s sales of residential lots or units in Increment II ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive up to $8,000,000 in additional payments after the members of KD II have received distributions equal to the capital they invested in the project. One of the two ocean front lots developed by KD II was sold in fiscal 2016 for $20,000,000, of which we received a percentage of sales payment in the amount of $1,600,000 from KD II representing 8% of the gross sales price of the parcel.

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

In fiscal 2016, Water Resources started one well drilling and two pump installation and repair contracts and completed three well drilling and one pump installation and repair contracts. All three of the well drilling and the one pump installation and repair contracts completed were started in the prior year. Fifty percent of well drilling and pump installation and repair jobs, representing 36% of total contract drilling revenues in fiscal 2016, have been pursuant to government contracts.

At September 30, 2016, there was a backlog of two well drilling and five pump installation and repair contracts, of which one well drilling and four pump installation and repair contracts were in progress as of September 30, 2016.

The approximate dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2016 and 2015 was as follows:

	December 1,
	2016	2015
Well drilling	$2,900,000	$1,900,000
Pump installation and repair	900,000	800,000
	$3,800,000	$2,700,000

Of the contracts in backlog at December 1, 2016, $3,400,000 is expected to be recognized in fiscal 2017 with the remainder to be recognized in the following fiscal year.

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

Competitive pressures are expected to remain high, thus there is no assurance that the quantity or values of available or awarded jobs which occurred in fiscal 2016 will continue.

Residential Real Estate Segment

Overview

Kaupulehu 2007 develops luxury residences for sale.

Operations

We began our homebuilding business in fiscal 2007 when Kaupulehu 2007 purchased two parcels in the Lot 4A Increment I area of Kaupulehu. Construction of the two homes commenced in fiscal 2007 and was completed in fiscal 2009. One of the homes was sold in fiscal 2012 and the other was sold in fiscal 2016, and the Company has no current homebuilding plans.

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

Financial Information About Industry Segments and Geographic Areas

Note 15 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

At December 1, 2016, Barnwell employed 34 individuals; 33 on a full time basis and 1 on a part time basis.

Environmental Costs
Barnwell is subject to extensive environmental laws and regulations. U.S. Federal and state and Canadian Federal and provincial governmental agencies issue rules and regulations and enforce laws to protect the environment which are often difficult and costly to comply with and which carry substantial penalties for failure to comply, particularly in regard to the discharge of materials into the environment. These laws, which are constantly changing, regulate the discharge of materials into the environment and maintenance of surface conditions and may require Barnwell to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites.

In January 2015, there was an oil and saltwater release from one of our operated oil pipelines in Alberta, Canada. The gross environmental remediation costs were approximately $2,200,000. Barnwell’s working interest in the well is 58%, and we have recovered all of the monies from the other working interest owners for their share of the costs. We have collected insurance proceeds, less an $80,000 deductible, for our share of the costs. There was no remaining liability at September 30, 2016.

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. We have estimated that probable environmental remediation costs will be within the range of $400,000 to $800,000. Barnwell’s working interest in the well is 50%, and accordingly we accrued approximately $200,000 at September 30, 2016, however as non-operator we have no control over the actual cost or timing of the eventual remediation.

For further information on environmental remediation, see the Contingencies section included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the notes to our consolidated financial statements included in Item 8, “Financial Statements and Supplementary Data.”

Available Information

We are required to file annual, quarterly and current reports and other information with the SEC. These filings are not deemed to be incorporated by reference in this report. You may read and copy any document filed by us at the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov. Furthermore, we maintain an internet site at www.brninc.com. We make available on our internet website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports as soon as practicable after we electronically file such reports with, or furnish them to, the SEC. The contents of these websites are not incorporated into this filing. Furthermore, the Company’s references to URLs for these websites are intended to be textual references only.

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

Entity-Wide Risks

The Company faces issues that could impair our ability to continue as a going concern in the future.

Due to the negative impacts of 1) declines in oil and natural gas prices; 2) declines in oil and natural gas production due to both oil and natural gas property sales and the natural decline oil and natural gas wells experience as they age; 3) increasing costs due to both inflation and the age of Barnwell's properties and other factors, Barnwell's existing oil and natural gas assets are projected to have minimal cash flow from operations. As a result, the Company's current cash on hand will likely not be sufficient to fund both the significant reinvestments that are necessary to sustain our oil and natural gas business in the future and our asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses. Therefore, it is likely that Barnwell will be increasingly reliant upon future land investment segment proceeds from percentage of sales payments, if any, and future cash distributions, if any, from the Kukio Resort land development partnerships, the timing of which are both highly uncertain and not within Barnwell’s control, to fund operations and provide capital for reinvestment. If the Company is unable to make sufficient and successful reinvestments, or if unforeseen circumstances arise that impair our ability to sustain or grow the Company, we may be forced to wind down our operations, either through liquidation, bankruptcy or further sales of our assets, and/or we may not be able to continue as a going concern in the longer term beyond one year.

Our revenues decreased significantly in the fiscal year ended September 30, 2016 as compared to the fiscal year ended September 30, 2015, and there can be no assurances that our revenues will not continue to decline.

Our consolidated revenues have been declining rapidly for years. In the fiscal year ended September 30, 2016, our consolidated revenues declined by 24% from fiscal 2015. Backing out the $5,700,000 of revenues attributable to the one-time sale of a residential property in fiscal 2016, our consolidated revenues declined by 57% from fiscal 2015. The declines in revenues were significant across all of our business segments in fiscal 2016, other than the residential real estate segment which includes the sale of the home. We need to generate new revenues quickly and there can be no assurances that we will be successful in doing so. Our failure to increase our revenues and grow our profitability may force us to wind down our operations, either through liquidation, bankruptcy or further sales of our assets. We may not be able to continue as a going concern in the longer term beyond one year.

We incurred a loss before equity in income of affiliates and income taxes of $6.2 million and a net loss attributable to Barnwell stockholders of $3.6 million in the fiscal year ended September 30, 2016, and we may incur additional losses in fiscal 2017. We cannot give assurances of our future profitability.

We incurred these significant losses because our operating expenses, including our general and administrative expenses, substantially exceeded our revenues. While we have recently undertaken steps to reduce our overhead expenses, there can be no assurance that we will be able to achieve cost savings at levels that would return us to profitability, particularly in light of the pressure on our revenues.

A small number of stockholders, including our CEO and President, own a significant amount of our common stock and have influence over our business regardless of the opposition of other stockholders.

As of September 30, 2016, four of our stockholders, including our CEO and President, held approximately 44% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company. The significant stockholders who also are executive officers could significantly affect our business, policies and affairs.

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

Retirement plan cash funding obligations and plan expenses and obligations are subject to a high degree of uncertainty and could increase in future years depending on numerous factors, including the performance of the financial markets, specifically the equity markets, levels of interest rates, and the cost of health care insurance premiums.

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

We require highly skilled and experienced personnel to operate our business. In addition to competing in highly competitive industries, we compete in a highly competitive labor market. Our business could be adversely affected by an inability to retain personnel or upward pressure on wages as a result of the highly competitive labor market. Further, there are significant personal liability risks to Barnwell of Canada's individual officers and directors related to well clean-up costs that may affect our ability to attract or retain the necessary people.

  We are a smaller reporting company and are taking advantage of certain reduced governance and disclosure requirements, including that our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting. We cannot be certain if the omission of reduced disclosure requirements applicable to smaller reporting companies will make our common stock less attractive to investors.

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by nonaffiliates had a value of less than $75 million at the end of our most recently completed second fiscal quarter. As a smaller reporting company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, meaning our auditors are not required to attest to the effectiveness of the Company’s internal control over financial reporting. As a result, investors and others may be less comfortable with the effectiveness of the Company’s internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, we take advantage of our ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, as the information we provide to stockholders may be different from what one might receive from other public companies in which one hold shares. As a smaller reporting company, we are not required to provide this information.

Risks Related to Oil and Natural Gas Segment

Acquisitions or discoveries of additional reserves are needed to increase our oil and natural gas segment operating results and cash flow.

In September 2015, we sold our interests in our principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The sale of Dunvegan resulted in a 60% decrease in our proved natural gas reserves and a 34% decrease in our proved oil and natural gas liquids reserves. In fiscal 2015, Dunvegan accounted for 74% of our net natural gas production and 44% of our net oil and natural gas liquids production, and contributed 46% of our total oil and natural gas revenues. As a result of this sale, our oil and natural gas revenues and cash flow have significantly declined.

Reinvestment in oil and natural gas segment assets are needed to replace the significant amount of reserves sold in fiscal 2015 and reserves produced. Future oil and natural gas operating results and cash flow are, therefore, highly dependent upon our level of success in acquiring or finding additional reserves on an economic basis. We cannot guarantee that we will be successful in developing or acquiring additional reserves and our current financial resources may be insufficient to make such investments. Furthermore, if oil or natural gas prices increase, our cost for additional reserves could also increase.

We may have difficulty funding oil and natural gas segment capital expenditures which could have an adverse effect on our business.

Our oil and natural gas acquisition and development activities require substantial capital expenditures which we intend to fund using cash on hand and cash flows from operations. However, the Company's current cash on hand may be needed to fund upcoming cash needs including asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses, such that some or potentially all of the cash will not be available for reinvestment. Future cash flows from operations are uncertain and are based on a number of variables including the level of production from existing wells, oil and natural gas prices, and our success in acquiring and developing new reserves. Barnwell's existing oil and natural gas assets are projected to have minimal cash flow from operations at current prices and production levels.

In April 2016, Barnwell’s $1,000,000 Canadian-dollar revolving credit facility at Royal Bank of Canada was terminated. The termination was due to Barnwell's significant reduction in reserves as a result of the sale of its interests in oil and natural gas properties located in the Dunvegan and Belloy areas in September 2015 as well as a tightening credit market for oil and natural gas companies due to current low oil and natural gas prices and reductions in Royal Bank of Canada's forecast of oil and natural gas prices which decreased its valuation of the Company's remaining oil and natural gas assets pledged as security. In June 2016, Barnwell entered into a new agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $381,000 at the September 30, 2016 exchange rate, which is secured by a $500,000 Canadian dollar, or U.S. $381,000, guaranteed investment certificate pledged to the Royal Bank of Canada. This leaves Barnwell with minimal available credit under the new revolving demand facility.

Disruptions in the capital and credit markets, in particular with respect to companies in the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow. Recent decreases in commodity prices, among other factors, are causing and may continue to cause lenders to increase interest rates, enact tighter lending standards which we may not satisfy, and reduce or cease to provide funding to borrowers. If additional capital is required, we may not be able to obtain financing on terms favorable to us, or at all. If cash on hand and cash generated by operations is not sufficient to meet our capital requirements, the failure to obtain additional financing could limit our ability to fund capital expenditures, and we may be forced to curtail our oil and natural gas activities or be forced to sell some of our oil and natural gas segment assets under untimely or unfavorable terms. Any such curtailment or sale could have a material adverse effect on our business, financial condition and results of operations.

We may not realize an adequate return on oil and natural gas investments.

Drilling for oil and natural gas involves numerous risks, including the risk that we will not encounter commercially productive oil or natural gas reservoirs. The wells we drill or participate in may not be productive, and we may not recover all or any portion of our investment in those wells. If future oil and natural gas segment acquisition and development activities are not successful it could have an adverse effect on our future results of operations and financial condition.

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

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability

Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator and imposes a security deposit on operators whose estimated liabilities exceed their deemed asset value. At September 30, 2016, the Company had sufficient deemed asset value that no security deposit was due. However, decreases in prices and production and related netbacks from relevant properties could result in a decline in the Company's deemed asset value to a point where a deposit could be due in the future. It is also possible that we may have to transfer well licenses with favorable LMRs resulting in an overall reduction in our remaining LMR.

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

Oil and natural gas prices are highly volatile and further declines, or extended low prices will significantly affect our financial condition and results of operations.

Much of our revenues and cash flow are greatly dependent upon prevailing prices for oil and natural gas. Lower oil and natural gas prices not only decrease our revenues on a per unit basis, but also reduce the amount of oil and natural gas we can produce economically, if any. Continued depressed prices will have a material adverse effect on our operations, financial condition, operating cash flows, borrowing ability, reserves, and the amount of capital that we are able to allocate for the acquisition and development of oil and natural gas reserves.

Various factors beyond our control affect prices of oil and natural gas including, but not limited to, changes in supply and demand, market uncertainty, weather, worldwide political instability, foreign supply of oil and natural gas, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. Energy prices are also subject to other political and regulatory actions outside our control, which may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, or actions or reactions of the government of the United States in anticipation of or in response to such developments.

If oil and natural gas prices remain at their current level for an extended period of time or continue to decline, we may be required to take write-downs of the carrying values of our oil and natural gas properties.

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
Higher operating costs for our properties will directly decrease the amount of cash flow received by us. Electricity, supplies, and labor costs are a few of the operating costs that are susceptible to material fluctuation. The need for significant repairs and maintenance of infrastructure may increase as our properties age. A significant increase in operating costs could result in materially lower operating results and cash flow.

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

Delays in business operations could adversely affect the amount and timing of our cash inflows.

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

The oil and natural gas market in which we operate exposes us to potential liabilities that may not be covered by insurance.
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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada; 26% in fiscal 2016.

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

Risks Related to Land Investment Segment

Receipt of future percentage of sales payments from KD I and KD II and cash distributions from the Kukio Resort land development partnerships is dependent upon the developer’s continued efforts to develop and market the property.

We have become increasingly dependent on the percentage of sales payments and cash distributions from our land investment segment as our revenues, cash flows and profits from our oil and natural gas business have continued to decline.

We are entitled to receive future payments based on a percentage of the sales prices of residential lots sold within the Kaupulehu area. However, in order to collect such percentage of sales payments we are reliant upon the developer, KD I and KD II, in which we own a 19.6% ownership interest, to continue to develop and market the lots. Additionally, future cash distributions from the Kukio Resort land development partnerships, which includes KD I and KD II, are dependent on future lot sales, specifically the remaining two acre ocean front parcel in Increment II by KD II. We do not have a controlling interest in the partnerships, and therefore are dependent on the general partner for development decisions. The receipt of future percentage of sales payments and cash distributions could be jeopardized if the developer fails to proceed with development and marketing of the property.

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

•
the reallocation of amounts of capital from other operating initiatives and/or an increase in indebtedness to pay potential future additional capital contributions, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;

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

In analyzing the value of our investment in the Kukio Resort land development partnerships, we have made assumptions about the level of future lot sales, operating and development costs, cash generation and market conditions. These assumptions are based on management’s and the general partner’s best estimates and if the actual results differ significantly from these assumptions, we may not be able to realize the value of the assets recorded, which could lead to an impairment of certain of these assets in the future. Such a write-down would have a negative impact on our results of operations.

The market value of our real estate interests could decline, which may require a write-down of the carrying value of our residential lot held for sale to its estimated fair value. Any write-down would negatively impact our results of operations.

The market value of our residential lot held for sale can fluctuate significantly as a result of changing economic market conditions. If the market conditions deteriorate, we may be required to write-down the carrying value of our residential lot held for sale. Such write-down would have a negative impact on our results of operations.

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

A significant portion of our contract drilling division revenues is derived from water and infrastructure contracts with governmental entities or agencies; 36% in fiscal 2016. Reduced tax revenues and governmental budgets may limit spending by local governments which in turn will affect the demand for our services. Material reductions in spending by a significant number of local governmental agencies could have a material adverse effect on our business, results of operations, liquidity and financial position.

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

Corporate Offices

Barnwell, through wholly-owned subsidiaries, owns the 29th floor of a commercial office building in downtown Honolulu that it uses as its corporate office and a unit in a high rise cooperative apartment in New York City that was previously used as its New York office and is currently available for sale.

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

PART II

ITEM 5.                                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE MKT under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE MKT, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2014	$2.99	$2.18	December 31, 2015	$2.25	$1.85
March 31, 2015	$3.06	$2.31	March 31, 2016	$1.95	$1.30
June 30, 2015	$3.44	$2.40	June 30, 2016	$1.79	$1.31
September 30, 2015	$2.70	$1.60	September 30, 2016	$2.01	$1.40

Holders

As of December 1, 2016, there were 8,277,160 shares of common stock, par value $0.50, outstanding. As of December 1, 2016, there were approximately 100 shareholders of record and approximately 1,000 beneficial owners.

Dividends

No dividends were declared or paid during fiscal years 2016 or 2015. The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

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

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2016 and 2015, and the related Consolidated Statements of Operations, Comprehensive Loss, Cash Flows, and Equity for the years ended September 30, 2016 and 2015. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Our reserve estimates are prepared at least annually by independent petroleum reserve engineers and quarterly by internal personnel. The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 14.7% of the previous year’s estimate. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties. If reported reserve volumes were revised downward by 5% at the end of fiscal 2016, the ceiling limitation would have decreased approximately $324,000 before income taxes, which would not have resulted in a reduction of the carrying value of oil and gas properties before income taxes.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2016, depletion for fiscal 2016 would have increased by approximately $56,000.

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

Asset and Investment Held for Sale

Policy Description

Asset and investment held for sale are recorded at the lower of cost or estimated fair value less costs to sell. If an asset’s fair value less costs to sell, based on estimated future cash flows, management estimates or market comparisons, is less than its carrying amount, the asset is written down to its estimated fair value less costs to sell.

Judgments and Assumptions

Asset and investment held for sale are reviewed for possible impairment when events or circumstances indicate that the carrying values may not be recoverable. If the evaluation determines that the recorded value will not be recovered, the carrying value of asset or investment held for sale are written down to the estimated fair value less costs to sell. This evaluation requires management to make assumptions and apply considerable judgment based on market conditions and comparable sales transactions. Changes in assumptions may require valuation adjustments that may materially impact the Company’s future operating results.

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

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset. Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities. The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations. Actual asset retirement obligations through the end of fiscal 2016 have not materially differed from our estimates. However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future. A 20% increase in accretion and depletion of the asset retirement obligation would have increased Barnwell’s fiscal 2016 expenses before taxes by approximately $346,000.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)           Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP ("KD I") resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 25 remained to be sold at September 30, 2016, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

•
The right to receive percentage of sales payments from KD Acquisition II, LLLP ("KD II") resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the gross proceeds from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive up to $8,000,000 in additional payments after the members of KD II have received distributions equal to the capital they invested in the project. Two ocean front parcels that are approximately two to three acres in size fronting the ocean were developed within Increment II by KD II. At September 30, 2016, one of the parcels remained to be sold, and the remaining acreage within Increment II is not yet under development.

•
An indirect 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of September 30, 2016, 25 lots remained to be sold within Kaupulehu Increment I and one ocean front parcel over two acres in size remained to be sold in Kaupulehu Increment II.

•
Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

2)           Barnwell owns an 80% interest in Kaupulehu 2007, a Hawaii limited liability limited partnership. At September 30, 2016, Kaupulehu 2007 owned one residential parcel in the Kaupulehu Increment I area that was available for sale.

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

Oil and Natural Gas Segment

The industry has experienced a prolonged period of low oil and natural gas prices that has negatively impacted our operating results, cash flows and liquidity. Credit and capital markets for oil and natural gas companies have been negatively affected as well, resulting in a decline in sources of financing as compared to previous years.

A global oversupply of crude oil resulting from increased global oil production and weakening demand is continuing to have a negative impact on global oil prices. Barnwell realized an average price for oil of $32.42 per barrel during the year ended September 30, 2016, down 30% from $46.44 per barrel realized during the prior year. We expect that oil prices will remain volatile in the near term and may be affected by economic growth figures, political instability, supply and pipeline capacity constraints.

Alberta natural gas prices dropped to their lowest levels in almost two decades due primarily to above average winter temperatures in the 2015-2016 season and record storage that exceeds the five-year average. Barnwell realized an average price for natural gas of $1.27 per Mcf during the year ended September 30, 2016, down 43% from $2.23 per Mcf realized during the prior year.

Oil and natural gas prices affect the value of our oil and natural gas properties as determined in our full cost ceiling calculation. Based on the impact of recent oil and natural gas prices on the 12-month rolling average first-day-of-the-month prices, the Company recorded a ceiling test write-down of its oil and natural gas properties during the year ended September 30, 2016 in the amount of $1,154,000.

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada which generated approximately $14,000,000 in cash. However, as a result of this sale, our oil and natural gas segment revenue and operating cash flow have significantly declined. Due to the negative impacts of i) declines in oil and natural gas prices; ii) declines in oil and natural gas production due to both oil and natural gas property sales and the natural decline oil and natural gas wells experience as they age; iii) increasing costs due to both inflation and the age of Barnwell's properties and other factors, Barnwell's existing oil and natural gas assets are projected to have minimal cash flow from operations at current prices and production levels.

In April 2016, Barnwell’s revolving credit facility at Royal Bank of Canada was terminated. The termination was due to Barnwell's significant reduction in reserves as a result of the aforementioned sale of properties in September 2015 as well as a tightening credit market for oil and natural gas companies due to current low oil and natural gas prices and reductions in Royal Bank of Canada's forecast of oil and natural gas prices which decreased its valuation of the Company's remaining oil and natural gas assets pledged as security. In June 2016, Barnwell entered into a new agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $381,000 at the September 30, 2016 exchange rate, which is secured by a $500,000 Canadian dollar, or U.S. $381,000, guaranteed investment certificate pledged to the Royal Bank of Canada.

During fiscal 2015, Barnwell determined that it was not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law were realizable due to significant declines in oil and natural gas prices, which in turn restricted funds available for the oil and natural gas capital expenditures needed to replace production and abate declining reserves. As a result, the Company recorded a valuation allowance of $1,028,000 during the year ended September 30, 2015, and an increase in the valuation allowance of $292,000 for the year ended September 30, 2016, for the portion of Canadian tax law deferred tax assets primarily related to asset retirement obligations that may not be realizable. This valuation allowance has negatively impacted our financial results. Additional valuation allowances for these deferred tax assets may be required in the future based on changes in facts and circumstances and future activity.

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. The value of the deemed assets is based on each well's most recent twelve months of production and a rolling three-year average industry netback as determined by the AER annually. The AER has not recalculated the three-year average industry netback since March 2015 making the current value a premium to what most producers have been realizing. A recalculation of the value using current industry netback values would likely have a significant negative impact on our LMR. Companies with an LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At September 30, 2016, the Company had sufficient deemed asset value that no security deposit was due.

In June 2016, the AER implemented changes in the Liability Management Program ("LMP") which now requires purchasers of AER licensed oil and natural gas assets to have an LMR of 2.0 or higher immediately following the transfer of a license, up from the previous requirement of 1.0 or higher. This change in the LMR requirement for well transfers will result in significantly less qualified buyers and may hinder our ability to generate capital by selling oil and natural gas assets. Additionally, it may inhibit our ability to grow through acquisitions without depositing collateral with the AER, as we do not currently have an LMR of 2.0 or higher.

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

Land Investment Segment

Future land investment percentage of sales payments and any future cash distributions from our investment in the Kukio Resort land development partnerships are dependent upon the sale of the remaining 25 residential lots within Increment I and one ocean front lot over two acres in size within Increment II of Kaupulehu Lot 4A.

Demand for residential homes and lots on the Kona/Kohala coast has improved with increased developer and resale volumes as compared to recent years. However, the rate of developer lot sales has decreased in fiscal 2016 relative to fiscal 2015. The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort land development partnerships are highly uncertain and out of our control, and there is no assurance with regards to the amounts of future sales of residential lots within Increments I and II.

Barnwell estimates that it will be heavily reliant upon land investment segment proceeds in order to provide sufficient liquidity to fund our operations in the long term however there can be no assurance that the amount of future land investment segment proceeds will provide the liquidity required.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii. Management currently estimates that well drilling activity for fiscal 2017 will increase as compared to fiscal 2016 based upon the value of contracts in backlog.

Results of Operations

Summary

Net loss attributable to Barnwell for fiscal 2016 totaled $3,615,000, a $4,878,000 decrease in operating results from a net earnings of $1,263,000 in fiscal 2015. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•
A $1,329,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to decreased percentage of sales receipts as a result of fewer lot sales by the Kukio Resort land development partnerships;

•	A $1,038,000 decrease in contract drilling segment operating results, before income taxes, primarily resulting from decreased water well drilling activity;

•	A $835,000 decrease in oil and natural gas segment operating results, before impairment of assets and income taxes, due primarily to decreases in prices for oil and natural gas;

•
A $2,190,000 decrease in general and administrative expenses primarily due to cost reduction efforts and a $752,000 foreign currency transaction loss recognized in the prior year due to the repayment of the U.S. dollar denominated credit facility using Canadian dollars;

•	A $1,154,000 impairment of oil and natural gas properties recorded in the current year compared to a $316,000 impairment of real estate held for sale in the prior year;

•
A $6,217,000 gain recognized in the prior fiscal year on the sale of the Company's principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada compared to a $472,000 gain recognized in the current fiscal year upon the finalization of the accounting for the Dunvegan sale; and

•	A $1,044,000 increase in equity in income from affiliates recorded as a result of increased operating results of the Kukio Resort land development partnerships.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 7% in fiscal 2016, as compared to fiscal 2015, and the exchange rate of the Canadian dollar to the U.S. dollar increased 2% at September 30, 2016, as compared to September 30, 2015. Accordingly, the assets, liabilities, stockholders’ equity, and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net income. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for fiscal 2016 was $87,000, a $960,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $873,000 in fiscal 2015. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in fiscal 2016 and 2015 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2016 as compared to fiscal 2015. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2016	2015	$	%
Natural gas (Mcf)*	$1.27	$2.23	$(0.96)	(43)%
Oil (Bbls)	$32.42	$46.44	$(14.02)	(30)%
Liquids (Bbls)	$23.82	$18.16	$5.66	31%

	Annual Net Production
			Increase (Decrease)
	2016	2015	Units	%
Natural gas (Mcf)	476,000	1,688,000	(1,212,000)	(72)%
Oil (Bbls)	78,000	78,000	—	—%
Liquids (Bbls)	6,000	65,000	(59,000)	(91)%
_________________________________________________
*      Natural gas price per unit is net of pipeline charges.

Oil and natural gas revenues decreased $5,831,000 (65%) from $9,008,000 in fiscal 2015 to $3,177,000 in fiscal 2016, primarily due to decreases in natural gas and natural gas liquids production as a result of the divestiture of Barnwell's interests in the Dunvegan and Belloy area properties in September 2015, which decreased revenues by $4,298,000 for the year ended September 30, 2016, as well as decreases in prices realized for oil and natural gas.

The oil and natural gas segment generated a $2,355,000 operating loss in fiscal 2016 before general and administrative expenses, a decrease in operating results of $1,989,000 as compared to the $366,000 operating loss generated in fiscal 2015. Operating results decreased due to the significant decrease in revenues discussed above and an impairment of oil and natural gas assets of $1,154,000 recognized in fiscal 2016, partially offset by a decrease of $3,245,000 (51%) in oil and natural gas operating expenses and a decrease of $1,751,000 (59%) in oil and natural gas depletion in the current fiscal year as compared to the prior year.

Oil and natural gas operating expenses decreased in fiscal 2016 as compared to fiscal 2015 primarily as a result of the sale of Dunvegan in September 2015, which decreased oil and natural gas operating expenses by $2,497,000. Additionally, the average exchange rate of the Canadian dollar to the U.S. dollar decreased 7% during the year ended September 30, 2016, which resulted in a $273,000 decrease in operating expenses as compared to the prior year.

Oil and natural gas depletion decreased in fiscal 2016 as compared to fiscal 2015 primarily due to a 62% decrease in net production primarily as a result of the sale of Dunvegan in September 2015. Further impacting depletion for the year ended September 30, 2016, was a 17% increase in the depletion rate and a 7% decrease in the average exchange rate of the Canadian dollar to the U.S. dollar as compared to prior year.

The increase in the depletion rate was due to both downward revisions in reserve volumes resulting from lower rolling average historical first-day-of-the-month oil and natural gas prices, and Barnwell’s cost of acquiring and developing proven reserves in the current fiscal year.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots in Increment I from KD I and the sales of lots and/or residential units in Increment II from KD II. KD I and KD II are land development partnerships in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

The following table summarizes the percentage of sales payment revenues received from KD I and KD II:

	Year ended September 30,
	2016	2015
Sale of interest in leasehold land:
Proceeds	$2,255,000	$3,772,000
Fees	(340,000)	(528,000)
Revenues – sale of interest in leasehold land, net	$1,915,000	$3,244,000

During the year ended September 30, 2016, Barnwell received $2,255,000 in percentage of sales payments from KD I and KD II from the sale of three lots within Increment I and the sale of one of the two large ocean front lots within Increment II. During the year ended September 30, 2015, Barnwell received $3,772,000 in percentage of sales payments from KD I from the sale of six contiguous lots within Increment I to a single buyer and 11 additional individually sold lots within Increment I.

As of September 30, 2016, 25 single-family lots, of the 80 lots developed within Increment I, remained to be sold. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, of which one remained to be sold at September 30, 2016, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues decreased $2,653,000 (54%) to $2,233,000 in fiscal 2016, as compared to $4,886,000 in fiscal 2015, and contract drilling costs decreased $1,594,000 (43%) to $2,098,000 in fiscal 2016, as compared to $3,692,000 in fiscal 2015. The contract drilling segment generated a $116,000 operating loss before general and administrative expenses during fiscal 2016, a decrease in operating results of $1,038,000 as compared to an operating profit before general and administrative expenses of $922,000 in fiscal 2015. The decrease in operating results was primarily due to decreased water well drilling activity in the current year.

At September 30, 2016, there was a backlog of two well drilling and five pump installation and repair contracts, of which one well drilling and four pump installation and repair contracts were in progress as of September 30, 2016. The backlog of contract drilling revenues as of December 1, 2016 was approximately $3,800,000, of which $3,400,000 is expected to be realized in fiscal 2017 with the remainder to be recognized in the following fiscal year.

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

Residential real estate revenues and expenses

In April 2016, the residence that was available for sale in Lot 4A Increment I was sold for $5,700,000 in gross proceeds, before commission and other closing costs, and as a result of the sale operating profit before general and administrative expenses in the amount of $190,000 was recognized during the year ended September 30, 2016.

Gas processing and other

Gas processing and other income decreased $133,000 (34%) to $262,000 in fiscal 2016, as compared to $395,000 in fiscal 2015 primarily due to a $96,000 insurance claim for stolen and damaged contract drilling property in fiscal 2015 and a decrease in gas processing revenues in the current year as compared to the prior year due to the divestiture of Barnwell's interests in the Dunvegan and Belloy area properties in September 2015.

General and administrative expenses

General and administrative expenses decreased $2,190,000 (26%) to $6,361,000 in fiscal 2016, as compared to $8,551,000 in fiscal 2015. The decrease was primarily due to an $806,000 decrease in compensation costs and a $102,000 decrease in travel and entertainment expenses all due to cost reduction efforts, a $752,000 foreign currency transaction loss recognized in the prior year whereas there was no such loss recognized in the current year, a $449,000 decrease in professional services and a $122,000 decrease in holding costs related to the real estate held for sale which was sold in April 2016.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $1,757,000 (52%) in fiscal 2016 as compared to fiscal 2015 primarily due to the decrease in oil and natural gas depletion as discussed in the "Oil and natural gas" section above.

Impairment of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at June 30, 2016. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $1,154,000 during the year ended September 30, 2016.

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

Interest expense

Interest expense decreased $218,000 (69%) to $97,000 in fiscal 2016, as compared to $315,000 in fiscal 2015, primarily due the decrease in average outstanding debt balances as Barnwell repaid $7,659,000 of long-term debt during fiscal 2015 and an additional $3,440,000 in fiscal 2016.

Gain on sales of assets

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The disposition was recorded in the fourth quarter of fiscal 2015 using preliminary purchase price adjustments. The purchase price was subject to final adjustments in accordance with the terms of the purchase and sale agreement.

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

Barnwell and the purchaser updated and finalized the purchase price adjustments during fiscal 2016 which resulted in the recognition of an additional gain in the amount of $472,000 during the year ended September 30, 2016, bringing the total gain on the sale of these properties to $6,689,000.

Refer to the "Oil and Natural Gas Properties" section below for further information.

Also included in gain on sales of assets for the for the year ended September 30, 2015 is a $272,000 gain on the sale of a contract drilling rig and ancillary drilling equipment in May 2015.

Equity in income of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $2,624,000 in fiscal 2016, as compared to $1,580,000 in fiscal 2015. The increase in the allocated partnership income in the current year is due primarily to the investee partnerships' sale of the first of two large ocean front parcels in Kaupulehu Increment II for $20,000,000 in April 2016, partially offset by decreases in the number of the lots sold by the partnerships as compared to the prior year.

In April 2016, the Kukio Resort land development partnerships made a cash distribution to its partners of which Barnwell received $5,320,000, after distributing $40,000 to minority interests.

Income taxes

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Year ended September 30,
	2016	2015
United States	$(360,000)	$1,011,000
Canada	(3,977,000)	1,460,000
	$(4,337,000)	$2,471,000

Barnwell’s effective consolidated income tax rate for fiscal 2016, after adjusting earnings (loss) before income taxes for non-controlling interests, was 17%, as compared to 49% for fiscal 2015.

During fiscal 2015, Barnwell determined that it was not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law were realizable due to significant declines in oil and natural gas prices, which in turn restricted funds available for the oil and natural gas capital expenditures needed to replace production and abate declining reserves. As a result the Company recorded a valuation allowance for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable. The change in the valuation allowance related to asset retirement obligations and Canadian branch tax loss carryforwards that may not be realizable included in the deferred income tax provision (benefit) for the years ended September 30, 2016 and 2015, was a charge of $292,000 and $1,028,000, respectively.

On June 29, 2015, the Canadian province of Alberta enacted legislation that increased the provincial corporate tax rate from 10% to 12%, effective July 1, 2015, bringing the total Canadian statutory tax rate applicable to our business from 28.75% to 30.65%. The impact of the enactment, which was not significant, was recorded as a charge to income taxes during the year ended September 30, 2015.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, Canadian income taxes are not estimated to have a future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses and other deferred tax assets under U.S. tax law are not estimated to have any future U.S. tax benefit. In addition, consolidated taxes include the aforementioned valuation allowance for a portion of deferred tax assets under Canadian tax law.

Net earnings attributable to non-controlling interests

Earnings attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests totaled $751,000 in fiscal 2016, as compared to $506,000 in fiscal 2015. The $245,000 (48%) change is due to an increase in the amount of Kukio Resort land development partnership income allocated to non-controlling interests and an increase in residential real estate segment income, of which the non-controlling interests are attributed 20%, in the current year as compared to the prior year. These increases were partially offset by a decrease in percentage of sales proceeds received in the current year as compared to the prior year.

Inflation

The effect of inflation on Barnwell has generally been to increase its cost of operations, interest cost, general and administrative costs and direct costs associated with oil and natural gas production and contract drilling operations. Oil and natural gas prices realized by Barnwell are essentially determined by world prices for oil and western Canadian/Midwestern U.S. prices for natural gas.

Impact of Recently Issued Accounting Standards on Future Filings

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. During fiscal 2016, the FASB issued additional ASUs related to this revenue guidance. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations,” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licenses in customer contracts. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which addresses completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectibility when determining whether a transaction represents a valid contract. ASU No. 2014-09 and all of the related ASUs have the same effective date. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date, which is annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires an entity to evaluate at each reporting period whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. The amendment is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Early application is permitted. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The amendment is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, "Amendments to the Consolidation Analysis," which simplifies the current consolidation guidance and will require companies to reevaluate limited partnerships and similar entities for consolidation. The amendment is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This amendment was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The amendment is effective for annual reporting periods beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." The ASU eliminates the requirement to account for business combination measurement period adjustments retrospectively. Measurement period adjustments will now be recognized prospectively in the reporting period in which the adjustment amount is determined. The nature and amount of any measurement period adjustments recognized during the reporting period must be disclosed, including the value of the adjustment to each current period income statement line item relating to the income effects that would have been recognized in previous periods if the adjustment to provisional amounts were recognized as of the acquisition date. The amendment is effective for periods beginning after December 15, 2015, and interim periods within those annual periods, and early adoption is permitted. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The amendment is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which provides guidance on recognition of current income tax consequences for intra-entity asset transfers (other than inventory) at the time of transfer.  This represents a change from current GAAP, where the consolidated tax consequences of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption at the beginning of an annual period is permitted. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Interests Held through Related Parties That Are under Common Control,” which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under this ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At September 30, 2016, Barnwell had $16,378,000 in working capital which included $15,550,000 in cash and cash equivalents.

Cash Flows

Cash flows provided by operations totaled $1,770,000 for fiscal 2016, as compared to cash flows used in operations of $7,132,000 for the same period in fiscal 2015. This $8,902,000 increase was primarily due to a distribution of income received from the Kukio Resort land development partnerships in the amount of $3,714,000 in the current year and net proceeds of $5,132,000 received from the sale of the real estate held for sale in April 2016, whereas there were no such items in the prior year.

Net cash provided by investing activities totaled $9,378,000 for fiscal 2016, as compared to $9,077,000 for fiscal 2015. The $301,000 increase in investing cash flows was primarily due a distribution of capital received from the Kukio Resort land development partnerships in the amount of $1,646,000 in fiscal 2016, a $714,000 decrease in capital expenditures in the current year as compared to the prior year and a $720,000 net increase in proceeds received from the sale of interests in the Dunvegan and Belloy area properties and the related restricted cash activity in the current year as compared to prior year. Partially offsetting these increases was a $1,329,000 decrease in percentage of sales proceeds received in the current year as compared to the prior year and a $1,513,000 decrease in cash flows related to the proceeds received from the sale of a residential parcel and the sale of contract drilling assets in the prior year.

Cash flows used in financing activities totaled $4,252,000 for fiscal 2016, as compared to $8,709,000 for fiscal 2015. The $4,457,000 decrease in cash used was primarily due to a $4,219,000 decrease in net debt repayments in the current year as compared to prior year.

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

In June 2016, Barnwell entered into a new agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $381,000 at the September 30, 2016 exchange rate. Borrowings under this facility were $0 and issued letters of credit were $34,000 at September 30, 2016. The obligations under the credit facility are secured by a $500,000 Canadian dollar, or U.S. $381,000 at the September 30, 2016 exchange rate, guaranteed investment certificate pledged to the Royal Bank of Canada.

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

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, decreased $505,000 from $2,278,000 in fiscal 2015 to $1,773,000 in fiscal 2016. Of the $1,773,000 of total oil and natural gas properties investments for fiscal 2016, $769,000 (43%) was for the acquisition of additional working interests in oil and natural gas properties and $1,004,000 (57%) was for well improvements.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2017 will range from $2,000,000 to $4,500,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Properties

2016 Acquisition

On September 12, 2016, Barnwell completed the acquisition of additional working interests in oil and natural gas properties located in the Wood River area of Alberta, Canada for cash consideration of $769,000.

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

The relationship between capitalized costs and proved reserves of the sold property and retained properties was significant as there was a 220% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Dunvegan of $6,217,000 in the year ended September 30, 2015 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation, were asset retirement obligations of $2,013,000 assumed by the purchaser.

The disposition was recorded in fiscal 2015 using preliminary purchase price adjustments. Barnwell and the purchaser updated and finalized the purchase price adjustments in accordance with the terms of the purchase and sale agreement during fiscal 2016 which resulted in additional proceeds of $493,000 and the recognition of an additional gain in the amount of $472,000 during the year ended September 30, 2016, bringing the total gain on the sale of these properties to $6,689,000.

The sale of Dunvegan resulted in a 60% decrease in our proved natural gas reserves and a 34% decrease in our proved oil and natural gas liquids reserves. In fiscal 2015, Dunvegan accounted for 74% of our net natural gas production and 44% of our net oil and natural gas liquids production, and contributed 46% of our total oil and natural gas revenues.

Asset Retirement Obligation

In July 2014, the Alberta Energy Regulator introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were noncompliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year. The impact of this program was incorporated into Barnwell's estimate of its asset retirement obligations beginning in fiscal 2014. At September 30, 2016, the current portion of the asset retirement obligation was $1,017,000.

Other Considerations

Due to the negative impacts of 1) declines in oil and natural gas prices; 2) declines in oil and natural gas production due to both oil and natural gas property sales and the natural decline oil and natural gas wells experience as they age; 3) increasing costs due to both inflation and the age of Barnwell's properties and other factors, Barnwell's existing oil and natural gas assets are projected to have minimal cash flow from operations. As a result, the Company's current cash on hand will likely not be sufficient to fund both the significant reinvestments that are necessary to sustain our oil and natural gas business in the future and our asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses. Therefore, it is likely that Barnwell will be increasingly reliant upon future land investment segment proceeds from percentage of sales payments, if any, and future cash distributions, if any, from the Kukio Resort land development partnerships, the timing of which are both highly uncertain and not within Barnwell’s control, to fund operations and provide capital for reinvestment. If the Company is unable to make sufficient and successful reinvestments, or if unforeseen circumstances arise that impair our ability to sustain or grow the Company, we may be forced to wind down our operations, either through liquidation, bankruptcy or further sales of our assets, and/or we may not be able to continue as a going concern in the longer term beyond one year.

Contractual Obligations

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

Contingencies

Environmental

In January 2015, there was an oil and saltwater release from one of our operated oil pipelines in Alberta, Canada. The gross environmental remediation costs were approximately $2,200,000. Barnwell’s working interest in the well is 58%, and we have recovered all of the monies from the other working interest owners for their share of the costs. We have collected insurance proceeds, less an $80,000 deductible, for our share of the costs. There was no remaining liability at September 30, 2016.

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. We have estimated that probable environmental remediation costs will be within the range of $400,000 to $800,000. Barnwell’s working interest in the well is 50%, and accordingly we accrued approximately $200,000 at September 30, 2016, however as non-operator we have no control over the actual cost or timing of the eventual remediation.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 9 in the “Notes to Consolidated Financial Statements” in Item 8 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

ITEM 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
Barnwell Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, cash flows, and equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
December 20, 2016

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$15,550,000	$8,471,000
Restricted cash	381,000	7,458,000
Accounts and other receivables, net of allowance for doubtful accounts	1,228,000	2,300,000
Asset held for sale	1,829,000	—
Investment held for sale	1,192,000	1,192,000
Real estate held for sale	—	5,132,000
Other current assets	934,000	1,125,000
Total current assets	21,114,000	25,678,000
Restricted cash, net of current portion	—	119,000
Investments	3,552,000	6,288,000
Property and equipment, net	6,902,000	9,468,000
Total assets	$31,568,000	$41,553,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,423,000	$2,653,000
Accrued capital expenditures	439,000	363,000
Accrued compensation	449,000	560,000
Accrued operating and other expenses	1,031,000	1,343,000
Current portion of long-term debt	—	3,440,000
Current portion of asset retirement obligation	1,017,000	506,000
Other current liabilities	377,000	1,138,000
Total current liabilities	4,736,000	10,003,000
Liability for retirement benefits	6,707,000	5,409,000
Asset retirement obligation	6,177,000	6,430,000
Deferred income taxes	204,000	449,000
Total liabilities	17,824,000	22,291,000
Commitments and contingencies (Note 18)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at September 30, 2016 and 2015	4,223,000	4,223,000
Additional paid-in capital	1,345,000	1,335,000
Retained earnings	13,852,000	17,467,000
Accumulated other comprehensive loss, net	(3,920,000)	(2,122,000)
Treasury stock, at cost:
167,900 shares at September 30, 2016 and 2015	(2,286,000)	(2,286,000)
Total stockholders’ equity	13,214,000	18,617,000
Non-controlling interests	530,000	645,000
Total equity	13,744,000	19,262,000
Total liabilities and equity	$31,568,000	$41,553,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2016	2015
Revenues:
Oil and natural gas	$3,177,000	$9,008,000
Contract drilling	2,233,000	4,886,000
Sale of interest in leasehold land, net	1,915,000	3,244,000
Residential real estate	5,700,000	—
Gas processing and other	262,000	395,000
	13,287,000	17,533,000
Costs and expenses:
Oil and natural gas operating	3,142,000	6,387,000
Contract drilling operating	2,098,000	3,692,000
Residential real estate	5,510,000	—
General and administrative	6,361,000	8,551,000
Depletion, depreciation, and amortization	1,607,000	3,364,000
Impairment of assets	1,154,000	316,000
Interest expense	97,000	315,000
Gain on sales of assets	(472,000)	(6,489,000)
	19,497,000	16,136,000
(Loss) earnings before equity in income of affiliates and income taxes	(6,210,000)	1,397,000
Equity in income of affiliates	2,624,000	1,580,000
(Loss) earnings before income taxes	(3,586,000)	2,977,000
Income tax (benefit) provision	(722,000)	1,208,000
Net (loss) earnings	(2,864,000)	1,769,000
Less: Net earnings attributable to non-controlling interests	751,000	506,000
Net (loss) earnings attributable to Barnwell Industries, Inc. stockholders	$(3,615,000)	$1,263,000
Basic net (loss) earnings per common share
attributable to Barnwell Industries, Inc. stockholders	$(0.44)	$0.15
Diluted net (loss) earnings per common share
attributable to Barnwell Industries, Inc. stockholders	$(0.44)	$0.15
Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160
Diluted	8,277,160	8,277,160
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
	2016	2015
Net (loss) earnings	$(2,864,000)	$1,769,000
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	87,000	(873,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	168,000	105,000
Net actuarial losses arising during the period, net of taxes of $0	(2,053,000)	(1,096,000)
Total other comprehensive loss	(1,798,000)	(1,864,000)
Total comprehensive loss	(4,662,000)	(95,000)
Less: Comprehensive income attributable to non-controlling interests	751,000	506,000
Comprehensive loss attributable to Barnwell Industries, Inc.	$(5,413,000)	$(601,000)
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2016	2015
Cash flows from operating activities:
Net (loss) earnings	$(2,864,000)	$1,769,000
Adjustments to reconcile net (loss) earnings to net cash provided by (used in) operating activities:
Equity in income of affiliates	(2,624,000)	(1,580,000)
Depletion, depreciation, and amortization	1,607,000	3,364,000
Impairment of assets	1,154,000	316,000
Gain on sale of oil and natural gas properties	(472,000)	(6,217,000)
Gain on sale of contract drilling assets	—	(272,000)
Foreign exchange loss	—	752,000
Distribution of income from equity investees	3,714,000	—
Imputed interest income on note receivable	—	(22,000)
Retirement benefits expense	519,000	408,000
Accretion of asset retirement obligation	464,000	632,000
Deferred income tax benefit	(71,000)	(415,000)
Asset retirement obligation payments	(459,000)	(655,000)
Share-based compensation benefit	(22,000)	(140,000)
Retirement plan contributions	(1,106,000)	(256,000)
Real estate held for sale	5,132,000	—
Sale of interest in leasehold land, net	(1,915,000)	(3,244,000)
Decrease from changes in current assets and liabilities	(1,287,000)	(1,572,000)
Net cash provided by (used in) operating activities	1,770,000	(7,132,000)
Cash flows from investing activities:
Decrease (increase) in restricted cash	7,089,000	(7,300,000)
Distribution from equity investees in excess of earnings	1,646,000	—
Proceeds from sale of interest in leasehold land, net of fees paid	1,915,000	3,244,000
Proceeds from sale of oil and natural gas assets	493,000	14,162,000
Proceeds from sale of contract drilling assets	—	368,000
Proceeds from sale of investments	—	1,145,000
Payment to acquire oil and natural gas properties	(769,000)	(832,000)
Capital expenditures	(996,000)	(1,710,000)
Net cash provided by investing activities	9,378,000	9,077,000
Cash flows from financing activities:
Repayments of long-term debt	(3,440,000)	(7,659,000)
Decrease (increase) in restricted cash	54,000	(442,000)
Contributions from non-controlling interests	—	120,000
Distributions to non-controlling interests	(866,000)	(728,000)
Net cash used in financing activities	(4,252,000)	(8,709,000)
Effect of exchange rate changes on cash and cash equivalents	183,000	(869,000)
Net increase (decrease) in cash and cash equivalents	7,079,000	(7,633,000)
Cash and cash equivalents at beginning of year	8,471,000	16,104,000
Cash and cash equivalents at end of year	$15,550,000	$8,471,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years ended September 30, 2015 and 2016

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2014	8,277,160	$4,223,000	$1,315,000	$16,204,000	$(258,000)	$(2,286,000)	$747,000	$19,945,000
Contributions from non-controlling interests							120,000	120,000
Distributions to non-controlling interests							(728,000)	(728,000)
Net earnings				1,263,000			506,000	1,769,000
Share-based compensation			20,000					20,000
Foreign currency translation adjustments, net of taxes of $0					(873,000)			(873,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					105,000			105,000
Net actuarial losses arising during the period, net of taxes of $0					(1,096,000)			(1,096,000)
Balance at September 30, 2015	8,277,160	4,223,000	1,335,000	17,467,000	(2,122,000)	(2,286,000)	645,000	19,262,000
Distributions to non-controlling interests							(866,000)	(866,000)
Net (loss) earnings				(3,615,000)			751,000	(2,864,000)
Share-based compensation			10,000					10,000
Foreign currency translation adjustments, net of taxes of $0					87,000			87,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					168,000			168,000
Net actuarial losses arising during the period, net of taxes of $0					(2,053,000)			(2,053,000)
Balance at September 30, 2016	8,277,160	$4,223,000	$1,345,000	$13,852,000	$(3,920,000)	$(2,286,000)	$530,000	$13,744,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2016 AND 2015

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

Restricted Cash

Restricted cash at September 30, 2016 consists of a $500,000 Canadian dollar, or U.S. $381,000 at the September 30, 2016 exchange rate, guaranteed investment certificate pledged to the Royal Bank of Canada as required by our revolving demand facility.

Restricted cash in the prior year consisted of a portion of the proceeds from the sale of Dunvegan held in an escrow account for the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes as well as deposits in an interest reserve account and a cost reserve account for our real estate loan. These amounts were released from restriction in fiscal 2016.

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

Asset and Investment Held for Sale

Asset and investment held for sale are reported at the lower of the asset carrying value or fair value less costs to sell. The recorded balances are evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable. This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, uncertainty about future events, including changes in economic conditions, changes in operating performance, and ongoing cost of maintenance and improvements of the assets. Changes in these and other assumptions may require impairment charges that may materially impact the Company’s future operating results.

Assets are classified as held for sale if management commits to a plan to sell the property, the Company actively markets the property in its current condition for a price that is reasonable in comparison to its fair value and management considers the sale of such property within one year of the balance sheet date to be probable.

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

Barnwell analyzes its unconsolidated affiliates in which it has an investment to determine whether the unconsolidated entities are VIEs and, if so, whether the Company is the primary beneficiary. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. Our unconsolidated affiliates that have been determined to be VIEs are accounted under the equity method because we do not have a controlling financial interest and are therefore not the VIE’s primary beneficiary (see Note 9).

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

Water well drilling rigs, office and other property and equipment are depreciated using the straight-line method based on estimated useful lives.

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

Retirement Plans

Barnwell accounts for its defined benefit pension plan, Supplemental Employee Retirement Plan, and postretirement medical insurance benefits plan by recognizing the over-funded or under-funded status as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. See further discussion at Note 13.

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

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The actual fair value of plan assets and estimated rate of return is used to determine the expected investment return during the year. The estimated rate of return on plan assets is based on historical trends combined with long-term expectations, the mix of plan assets and long-term inflation assumptions. A decrease (increase) of 50 basis points in the expected return on assets assumption would increase (decrease) pension expense by approximately $43,000 based on the assets of the plan at September 30, 2016.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent. The Company prospectively adopted the provisions of this ASU effective July 1, 2016. The adoption of this ASU resulted in a reclassification of current deferred tax assets from the current assets section of the balance sheet to "Deferred income taxes" in the long-term liabilities sections of the balance sheet.

2.                                    LIQUIDITY

At September 30, 2016, Barnwell had $15,550,000 in cash and cash equivalents and working capital totaled $16,378,000. Due to the negative impacts of 1) declines in oil and natural gas prices; 2) declines in oil and natural gas production due to both oil and natural gas property sales and the natural decline oil and natural gas wells experience as they age; 3) increasing costs due to both inflation and the age of Barnwell's properties and other factors, Barnwell's existing oil and natural gas assets are projected to have minimal cash flow from operations. As a result, the Company's current cash on hand will likely not be sufficient to fund both the significant reinvestments that are necessary to sustain our oil and natural gas business in the future and our asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses. Therefore, it is likely that Barnwell will be increasingly reliant upon future land investment segment proceeds from percentage of sales payments, if any, and future cash distributions, if any, from the Kukio Resort land development partnerships, the timing of which are both highly uncertain and not within Barnwell’s control, to fund operations and provide capital for reinvestment. If the Company is unable to make sufficient and successful reinvestments, or if unforeseen circumstances arise that impair our ability to sustain or grow the Company, we may be forced to wind down our operations, either through liquidation, bankruptcy or further sales of our assets, and/or we may not be able to continue as a going concern in the longer term beyond one year after the date of these financial statements.

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

Options to purchase 621,250 shares of common stock were excluded from the computation of diluted shares for both fiscal years 2016 and 2015, as their inclusion would have been antidilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Year ended September 30, 2016
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(3,615,000)	8,277,160	$(0.44)
Effect of dilutive securities - common stock options	—	—
Diluted net loss per share	$(3,615,000)	8,277,160	$(0.44)

	Year ended September 30, 2015
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$1,263,000	8,277,160	$0.15
Effect of dilutive securities - common stock options	—	—
Diluted net earnings per share	$1,263,000	8,277,160	$0.15

4.                                   SHARE-BASED PAYMENTS

The Company’s share-based compensation benefit and related income tax effects are as follows:

	Year ended September 30,
	2016	2015
Share-based benefit	$(22,000)	$(140,000)
Income tax effect	$—	$—

Share-based compensation benefit recognized in (loss) earnings for the years ended September 30, 2016 and 2015 are reflected in “General and administrative” expenses in the Consolidated Statements of Operations. There was no impact on income taxes for the years ended September 30, 2016 and 2015 due to a full valuation allowance on the related deferred tax asset.

Description of Share-Based Payment Arrangements

The Company’s stock option plans are administered by the Compensation Committee of the Board of Directors.

The stockholder-approved 2008 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 800,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2016, a total of 62,500 share options remain available for grant. Stock options grants include nonqualified stock options that have exercise prices equal to Barnwell’s stock price on the date of grant, vest annually over a service period of four years commencing one year from the date of grant and expire ten years from the date of grant. Certain options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises when the optionee requests shares.

As of September 30, 2016, there was $8,000 of total unrecognized compensation cost related to nonvested share options. That cost is expected to be recognized over 1.2 years.

Equity-classified Awards

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2015 through September 30, 2016 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2015	30,000	$3.01
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2016	30,000	$3.01	7.2	$—
Exercisable at September 30, 2016	15,000	$3.01	7.2	$—

Total share-based compensation expense for equity-classified awards vested in the years ended September 30, 2016 and 2015 was $10,000 and $20,000, respectively.

Liability-classified Awards

Compensation cost for liability-classified awards is remeasured to current fair value using a closed-form valuation model based on current values at each period end with the change in fair value recognized as an expense or benefit until the award is settled.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

Year ended September 30,
	2016	2015
Expected volatility range	56.7% to 72.7%	51.5% to 61.6%
Weighted-average volatility	63.6%	52.4%
Expected dividends	None	None
Expected term (in years)	1.2 to 7.2	2.2 to 8.2
Risk-free interest rate	0.6% to 1.4%	0.6% to 1.9%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2015 through September 30, 2016 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2015	591,250	$7.98
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2016	591,250	$7.98	2.5	$—
Exercisable at September 30, 2016	576,250	$8.11	2.4	$—

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Year ended September 30,
	2016	2015
Due to vesting	$4,000	$10,000
Due to remeasurement	(36,000)	(170,000)
Total share-based compensation benefit for liability-based awards	$(32,000)	$(160,000)

5.                                   ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $40,000 and $23,000 as of September 30, 2016 and 2015, respectively. Included in accounts receivable are contract retainage balances of $202,000 and $257,000 as of September 30, 2016 and 2015, respectively. The retainage balance as of

September 30, 2016 is expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

Costs and estimated earnings on uncompleted contracts are as follows:

	September 30,
	2016	2015
Costs incurred on uncompleted contracts	$966,000	$1,890,000
Estimated earnings	70,000	226,000
	1,036,000	2,116,000
Less billings to date	1,112,000	2,503,000
	$(76,000)	$(387,000)

Costs and estimated earnings on uncompleted contracts are included in the Consolidated Balance Sheets as follows:

	September 30,
	2016	2015
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$89,000	$182,000
Billings in excess of costs and estimated earnings on uncompleted contracts (included in other current liabilities)	(165,000)	(569,000)
	$(76,000)	$(387,000)

6.                                   ASSET HELD FOR SALE

At September 30, 2016, the Company had listed for sale its New York office. Accordingly, the Company designated this property as asset held for sale and recorded the carrying value of this property in the aggregate amount of $1,829,000 as "Asset held for sale" on the Company's Consolidated Balance Sheet at September 30, 2016.

7.                              INVESTMENT HELD FOR SALE

At September 30, 2016, Kaupulehu 2007 owned one residential lot available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean. A second residential parcel was sold in October 2014 for $1,250,000 for a nominal loss which is included in "General and administrative" expenses in the Consolidated Statement of Operations for the year ended September 30, 2015.

8.                                   REAL ESTATE HELD FOR SALE

In April 2016, the residence that was available for sale in Lot 4A Increment I was sold for $5,700,000 in gross proceeds, before commission and other closing costs, and as a result of the sale, income in the amount of $190,000 was recognized during the year ended September 30, 2016.

9.                                   INVESTMENTS

A summary of Barnwell’s non-current investments is as follows:

	September 30,
	2016	2015
Investment in Kukio Resort land development partnerships	$3,502,000	$6,238,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total non-current investments	$3,552,000	$6,288,000

Investment in Kukio Resort land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 25 lots remained to be sold at Kaupulehu Increment I and one ocean front parcel over two acres in size remained to be sold in Kaupulehu Increment II at September 30, 2016, as well as from commissions on real estate sales by the real estate sales office.

In April 2016, the Kukio Resort land development partnerships made a cash distribution to its partners of which Barnwell received $5,320,000, after distributing $40,000 to minority interests.

Equity in income of affiliates was $2,624,000 and $1,580,000 for the years ended September 30, 2016 and 2015, respectively. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $351,000 as of September 30, 2016, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference for the capitalized development costs will be recognized as the partnerships sell lots and recognize the associated costs. The basis difference for the note receivable will be recognized as the partnerships sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $39,000 and $82,000, for the years ended September 30, 2016 and 2015, respectively, increased equity in income of affiliates.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at September 30, 2016 totaled approximately $325,000 and relate to certain construction contracts of KD I. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bonds as Barnwell, KD I, and certain other partners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of September 30, 2016, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $3,827,000, consisting of the carrying value of the investment of $3,502,000 and $325,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Year ended	Year ended
	September 30, 2016	September 30, 2015
Revenue	$33,874,000	$29,898,000
Gross profit	$15,332,000	$13,594,000
Net earnings	$12,212,000	$7,500,000

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 20).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2016, three single-family lots in Increment I were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2016 to $205,000,000. As of September 30, 2016, 25 single-family lots, of the 80 lots developed within Increment I, remained to be sold.

Kaupulehu Developments is entitled to receive payments from KD II resulting from the sale of lots and/or residential units by KD II within Increment II. The payments are based on a percentage of gross proceeds from KD II's sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive up to $8,000,000 in additional payments after the members of KD II have received distributions equal to the capital they invested in the project. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II. As of September 30, 2016, one of the ocean front parcels remained to be sold.

The following table summarizes the Increment I and Increment II percentage of sales payment revenues received from KD I and KD II:

	Year ended September 30,
	2016	2015
Sale of interest in leasehold land:
Proceeds	$2,255,000	$3,772,000
Fees	(340,000)	(528,000)
Revenues – sale of interest in leasehold land, net	$1,915,000	$3,244,000

There is no assurance with regards to the amounts of future payments from Increment I or Increment II to be received.

Investment in leasehold land interest – Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease terminates in December 2025.

10.                           OIL AND NATURAL GAS PROPERTIES

2016 Acquisition

On September 12, 2016, Barnwell completed the acquisition of additional working interests in oil and natural gas properties located in the Wood River area of Alberta, Canada, for cash consideration. The sales price per the agreement was adjusted for customary purchase price adjustments to $769,000 in order to, among other things, reflect an economic effective date of September 1, 2016. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in material adjustments.

The Wood River acquisition was accounted for under the acquisition method of accounting, and as such, Barnwell estimated the fair value of the acquired property as of the September 12, 2016 acquisition date. The following table summarizes the allocation of the consideration paid to acquire the properties to the assets acquired and liabilities assumed in the transaction as of the acquisition date. See Note 17 for further information regarding the fair value measurement inputs.

Property and equipment	$813,000
Asset retirement obligation	(44,000)
Net identifiable assets acquired	$769,000

The results of operations for the Wood River acquisition has been included in the consolidated financial statements from the closing date. Pro forma information is not presented as the pro forma results would not be materially different from the information presented in the Consolidated Statement of Operations.

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

The Progress acquisition was accounted for under the acquisition method of accounting, and as such, Barnwell estimated the fair value of the acquired property as of the November 13, 2014 acquisition date. The following table summarizes the allocation of the consideration paid to acquire the properties to the assets acquired and liabilities assumed in the transaction as of the acquisition date. See Note 17 for further information regarding the fair value measurement inputs.

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

The Progress acquisition was accounted for under the acquisition method of accounting, and as such, Barnwell estimated the fair value of the acquired property as of the August 27, 2015 acquisition date. The following table summarizes the allocation of the consideration paid to acquire the properties to the assets acquired and liabilities assumed in the transaction as of the acquisition date. See Note 17 for further information regarding the fair value measurement inputs.

Property and equipment	$397,000
Asset retirement obligation	(91,000)
Net identifiable assets acquired	$306,000

The results of operations for both of the Progress acquisitions have been included in the consolidated financial statements from the closing dates. Pro forma information is not presented as the pro forma results would not be materially different from the information presented in the Consolidated Statement of Operations.

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

The relationship between capitalized costs and proved reserves of the sold property and retained properties was significant as there was a 220% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Dunvegan of $6,217,000 in the year ended September 30, 2015 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation, were asset retirement obligations of $2,013,000 assumed by the purchaser.

The disposition was recorded in fiscal 2015 using preliminary purchase price adjustments. Barnwell and the purchaser updated and finalized the purchase price adjustments in accordance with the terms of the purchase and sale agreement during fiscal 2016 which resulted in additional proceeds of $493,000 and the recognition of an additional gain in the amount of $472,000 during the year ended September 30, 2016, bringing the total gain on the sale of these properties to $6,689,000.

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

	Year ended September 30, 2015
Pro forma (unaudited)	Historical	Pro forma
Total revenues	$17,533,000	$13,235,000
Net earnings (loss)	$1,769,000	$(761,000)
Net earnings (loss) attributable to Barnwell Industries, Inc. stockholders	$1,263,000	$(1,267,000)
Net earnings (loss) per common share attributable to Barnwell Industries, Inc. stockholders.	$0.15	$(0.15)

11.                                   PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION
Barnwell’s property and equipment is detailed as follows:

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, and Amortization	Net Property and Equipment
At September 30, 2016:
Land		$365,000	$—	$365,000
Oil and natural gas properties
(full cost accounting)		66,265,000	(61,060,000)	5,205,000
Drilling rigs and equipment	3 – 10 years	6,379,000	(5,770,000)	609,000
Office	40 years	857,000	(274,000)	583,000
Other property and equipment	3 – 17 years	3,002,000	(2,862,000)	140,000
Total		$76,868,000	$(69,966,000)	$6,902,000

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, and Amortization	Net Property and Equipment
At September 30, 2015:
Land		$863,000	$—	$863,000
Oil and natural gas properties
(full cost accounting)		63,105,000	(57,460,000)	5,645,000
Drilling rigs and equipment	3 – 10 years	6,598,000	(5,825,000)	773,000
Offices	40 years	2,420,000	(445,000)	1,975,000
Other property and equipment	3 – 17 years	2,967,000	(2,755,000)	212,000
Total		$75,953,000	$(66,485,000)	$9,468,000

See Note 6 for discussion of the designation of the New York office as an asset held for sale at September 30, 2016. See Note 10 for discussion of acquisitions and divestitures of oil and natural gas properties in fiscal 2016 and 2015.

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2016	2015
Asset retirement obligation as of beginning of year	$6,936,000	$9,163,000
Obligations incurred on new wells drilled or acquired	167,000	316,000
Liabilities associated with properties sold	—	(2,013,000)
Revision of estimated obligation	(68,000)	918,000
Accretion expense	464,000	632,000
Payments	(459,000)	(655,000)
Foreign currency translation adjustment	154,000	(1,425,000)
Asset retirement obligation as of end of year	7,194,000	6,936,000
Less current portion	(1,017,000)	(506,000)
Asset retirement obligation, long-term	$6,177,000	$6,430,000

Asset retirement obligations were reduced by $2,013,000 in fiscal 2015 for those obligations that were assumed by purchasers of Barnwell's oil and natural gas properties. Barnwell recognized an additional $918,000 of abandonment and reclamation capitalized costs and liabilities in fiscal 2015 for upward revisions to prior year estimates of costs as a result of the receipt of new and more specific information regarding costs to abandon wells similar to Barnwell’s. There were no such obligations assumed or significant revisions in fiscal 2016.

12.                                   LONG-TERM DEBT

Canadian revolving credit facility

On September 30, 2015, Barnwell’s revolving credit facility at Royal Bank of Canada was amended and reduced by the bank to $1,000,000 Canadian dollars, as a result of the sale of the Company's principal oil and natural gas property, Dunvegan, in September 2015. Barnwell repaid the credit facility in full from the proceeds of the disposition. In April 2016, the revolving credit facility was terminated.

Barnwell repaid $7,000,000 of the Canadian revolving credit facility during the year ended September 30, 2015 and realized foreign currency transaction losses of $752,000 as a result of the repayment of U.S. dollar denominated debt using Canadian dollars, which is included in "General and administrative" expenses on the Consolidated Statements of Operations for the year ended September 30, 2015.

Canadian revolving demand facility

In June 2016, Barnwell entered into a new agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $381,000 at the September 30, 2016 exchange rate. Borrowings under this facility were $0 and issued letters of credit were $34,000 at September 30, 2016.

The revolving demand facility is available in U.S. dollars at LIBOR plus 1.0%, at Royal Bank of Canada’s U.S. base rate, or in Canadian dollars at Royal Bank of Canada’s prime rate. The obligations under the credit facility are secured by a $500,000 Canadian dollar, or U.S. $381,000 at the September 30, 2016 exchange rate, guaranteed investment certificate pledged to the Royal Bank of Canada, which is classified as "Restricted cash" on the accompanying Consolidated Balance Sheet at September 30, 2016.

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

13.                           RETIREMENT PLANS

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

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2016	2015	2016	2015	2016	2015
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$8,683,000	$8,299,000	$1,900,000	$1,767,000	$1,319,000	$1,227,000
Service cost	261,000	256,000	68,000	62,000	—	—
Interest cost	364,000	356,000	86,000	77,000	56,000	52,000
Actuarial loss	953,000	110,000	318,000	—	1,111,000	40,000
Benefits paid	(206,000)	(326,000)	(6,000)	(6,000)	—	—
Administrative expenses paid	—	(12,000)	—	—	—	—
Benefit obligation at end of year	10,055,000	8,683,000	2,366,000	1,900,000	2,486,000	1,319,000
Change in Plan Assets:
Fair value of plan assets at beginning of year	6,488,000	7,022,000	—	—	—	—
Actual return (loss) on plan assets	813,000	(446,000)	—	—	—	—
Employer contributions	1,100,000	250,000	6,000	6,000	—	—
Benefits paid	(206,000)	(326,000)	(6,000)	(6,000)	—	—
Administrative expenses paid	—	(12,000)	—	—	—	—
Fair value of plan assets at end of year	8,195,000	6,488,000	—	—	—	—
Funded status	$(1,860,000)	$(2,195,000)	$(2,366,000)	$(1,900,000)	$(2,486,000)	$(1,319,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2016	2015	2016	2015	2016	2015
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$—	$—	$(5,000)	$(5,000)	$—	$—
Noncurrent liabilities	(1,860,000)	(2,195,000)	(2,361,000)	(1,895,000)	(2,486,000)	(1,319,000)
Net amount	$(1,860,000)	$(2,195,000)	$(2,366,000)	$(1,900,000)	$(2,486,000)	$(1,319,000)
Amounts recognized in accumulated other comprehensive loss (income) before income taxes:
Net actuarial loss (gain)	$3,521,000	$3,038,000	$797,000	$506,000	$1,001,000	$(110,000)
Prior service cost (credit)	70,000	77,000	(70,000)	(76,000)	—	—
Accumulated other comprehensive loss (income)	$3,591,000	$3,115,000	$727,000	$430,000	$1,001,000	$(110,000)

Barnwell estimates that it will make approximately $500,000 in contributions to the Pension Plan during fiscal 2017. The SERP and Postretirement Medical plans are unfunded and Barnwell will fund benefits when payments are made. Expected payments under the Postretirement Medical plan and SERP for fiscal 2017 are not significant. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The pension plan actuarial losses in fiscal 2016 were primarily due to a decrease in the discount rate which was slightly offset by actual investment returns being greater than the assumed rate of return and an updated mortality projection scale. The SERP actuarial losses in fiscal 2016 were primarily due to a decrease in the discount rate which was slightly offset by an updated mortality projection scale. The postretirement medical plan actuarial losses in fiscal 2016 were primarily due to increases in the medical insurance premium assumptions and a decrease in the discount rate which were slightly offset by an updated mortality projection scale. The pension plan actuarial losses in fiscal 2015 were primarily due to actual investment returns being lower than the assumed rate of return.

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit costs:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2016	2015	2016	2015	2016	2015
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	3.50%	4.25%	3.50%	4.25%	3.50%	4.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
Expected return on plan assets	7.00%	7.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

The components of net periodic benefit cost are as follows:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2016	2015	2016	2015	2016	2015
Net periodic benefit cost for the year:
Service cost	$261,000	$256,000	$68,000	$62,000	$—	$—
Interest cost	364,000	356,000	86,000	77,000	56,000	52,000
Expected return on plan assets	(484,000)	(500,000)	—	—	—	—
Amortization of prior service cost (credit)	5,000	5,000	(5,000)	(5,000)	—	—
Amortization of net actuarial loss (gain)	141,000	86,000	27,000	24,000	—	(5,000)
Net periodic benefit cost	$287,000	$203,000	$176,000	$158,000	$56,000	$47,000

The amounts that are estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year are as follows:

	Pension	SERP	Postretirement Medical
Prior service cost (credit)	$5,000	$(5,000)	$—
Net actuarial loss	163,000	36,000	188,000
	$168,000	$31,000	$188,000

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. The accumulated benefit obligation for the pension plan was $8,566,000 and $7,420,000 at September 30, 2016 and 2015, respectively. The accumulated benefit obligation for the SERP was $1,822,000 and $1,458,000 at September 30, 2016 and 2015, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2016 are as follows:

	Pension	SERP	Postretirement Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2017	$279,000	$5,000	$—
Fiscal year ending September 30, 2018	$298,000	$4,000	$42,000
Fiscal year ending September 30, 2019	$284,000	$3,000	$44,000
Fiscal year ending September 30, 2020	$389,000	$72,000	$39,000
Fiscal year ending September 30, 2021	$413,000	$73,000	$72,000
Fiscal years ending September 30, 2022 through 2026	$2,511,000	$642,000	$413,000

The following table provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations.

	Year ended September 30,
	2016	2015
Health care cost trend rates assumed for next year	7.75%	8.0%
Ultimate cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2028

An 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2016. This assumption is based on the plans’ recent experience. It is assumed that the rate will decrease gradually to 5% for fiscal 2028 and remain level thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest cost components	$11,000	$(9,000)
Effect on accumulated postretirement benefit obligations	$527,000	$(416,000)

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

Barnwell’s investments in fixed income securities include corporate bonds, preferred securities, and fixed income exchange-traded funds. The Company’s investments in equity securities primarily include domestic and international large-cap companies, as well as, domestic and international equity securities exchange-traded funds. Plan assets include $4,000 of Barnwell’s stock at September 30, 2016.

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2016	2015
Cash and other	0% - 30%	7%	9%
Fixed income securities	20% - 60%	23%	22%
Equity securities	30% - 70%	70%	69%

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

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$571,000	$571,000	$—	$—
Corporate bonds	316,000	316,000	—	—
Fixed income exchange-traded funds	1,414,000	1,414,000	—	—
Preferred securities	184,000	184,000	—	—
Equity securities exchange-traded funds	818,000	818,000	—	—
Equities	4,892,000	4,892,000	—	—
Total	$8,195,000	$8,195,000	$—	$—
		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2015	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$621,000	$621,000	$—	$—
Corporate bonds	354,000	354,000	—	—
Fixed income exchange-traded funds	819,000	819,000	—	—
Preferred securities	230,000	230,000	—	—
Equity securities exchange-traded funds	764,000	764,000	—	—
Equities	3,700,000	3,700,000	—	—
Total	$6,488,000	$6,488,000	$—	$—

14.                           INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Year ended September 30,
	2016	2015
United States	$(360,000)	$1,011,000
Canada	(3,977,000)	1,460,000
	$(4,337,000)	$2,471,000

The components of the income tax provision (benefit) related to the above income (loss) are as follows:

	Year ended September 30,
	2016	2015
Current (benefit) provision:
United States – Federal	$—	$—
United States – State	—	94,000
	—	94,000
Canadian	(651,000)	1,529,000
Total current	(651,000)	1,623,000
Deferred (benefit) provision:
United States - Federal	—	(90,000)
United States - State	220,000	—
Canadian	(291,000)	(325,000)
Total deferred	(71,000)	(415,000)
	$(722,000)	$1,208,000

During fiscal 2015, Barnwell determined that it was not more likely than not that all of our oil and natural gas deferred tax assets under Canadian tax law were realizable due to significant declines in oil and natural gas prices, which in turn restricted funds available for the oil and natural gas capital expenditures needed to replace production and abate declining reserves. As a result the Company recorded a valuation allowance for the portion of Canadian tax law deferred tax assets related to asset retirement obligations that may not be realizable. The change in the valuation allowance related to asset retirement obligations and Canadian branch tax loss carryforwards that may not be realizable included in the deferred income tax provision (benefit) for the years ended September 30, 2016 and 2015, was a charge of $292,000 and $1,028,000, respectively.

On June 29, 2015, the Canadian province of Alberta enacted legislation that increased the provincial corporate tax rate from 10% to 12%, effective July 1, 2015, bringing the total Canadian statutory tax rate applicable to our business from 28.75% to 30.65%. The impact of the enactment, which was not significant, was recorded as a charge to income taxes during the year ended September 30, 2015.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, Canadian income taxes are not estimated to have a future benefit as foreign tax credits or deductions for U.S. tax purposes, and U.S. consolidated net operating losses and other deferred tax assets under U.S. tax law are not estimated to have any future U.S. tax benefit. In addition, consolidated taxes include the aforementioned valuation allowance for a portion of deferred tax assets under Canadian tax law.

A reconciliation between the reported income tax (benefit) provision and the amount computed by multiplying the earnings (loss) attributable to Barnwell before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2016	2015
Tax (benefit) provision computed by applying statutory rate	$(1,518,000)	$865,000
Increase in the valuation allowance - U.S. federal and Canadian tax law	1,051,000	1,653,000
Additional effect of the foreign tax provision on the total tax provision	(484,000)	(1,243,000)
U.S. state deferred tax provision	220,000	—
Other	9,000	(67,000)
	$(722,000)	$1,208,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2016	2015
Deferred income tax assets:
U.S. tax effect of deferred Canadian taxes	$—	$91,000
Foreign tax credit carryover	4,028,000	4,661,000
Alternative minimum tax credit carryover	460,000	460,000
U.S. federal net operating loss carryover	8,728,000	4,440,000
Tax basis of investment in land and residential real estate in excess of book basis	836,000	1,115,000
Property and equipment accumulated book depreciation and depletion in excess of tax under U.S. tax law	3,611,000	4,494,000
Liabilities accrued for books but not for tax under U.S. tax law	4,843,000	4,423,000
Liabilities accrued for books but not for tax under Canadian tax law	2,303,000	2,149,000
Other	1,108,000	746,000
Total gross deferred tax assets	25,917,000	22,579,000
Less valuation allowance	(23,410,000)	(21,387,000)
Net deferred income tax assets	2,507,000	1,192,000
Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(1,012,000)	(1,459,000)
Book basis of investment in land development partnerships in excess of tax basis	(1,668,000)	—
Other	(31,000)	(4,000)
Total deferred income tax liabilities	(2,711,000)	(1,463,000)
Net deferred income tax liability	$(204,000)	$(271,000)

Net deferred income tax liability is included in the Consolidated Balance Sheets as follows:

	September 30,
	2016	2015
Current deferred income tax asset
(included in other current assets)	$—	$178,000
Deferred income tax liability	(204,000)	(449,000)
Net deferred income tax liability	$(204,000)	$(271,000)

The total valuation allowance increased $2,023,000 for the year ended September 30, 2016. The increase was primarily due to an increase in the valuation allowance for deferred tax assets under U.S. federal tax law primarily related to an increase in U.S. federal net operating loss carryovers that are not more likely than not to have a future tax benefit and the aforementioned valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable. The increase was partially offset by a decrease in the valuation allowance due to changes in various other deferred tax assets for which a full valuation allowance had been provided. Of the total net increase in the valuation allowance for fiscal 2016, $1,344,000 was recognized as income tax expense and $679,000 was charged to accumulated other comprehensive loss.

Net deferred tax assets at September 30, 2016 of $2,507,000 consists of the portion of deferred tax assets for which it is estimated that it is more likely than not that such future deductions will be realizable as the result of concurrent deferred tax liability reversals or tax loss carryback strategies under Canadian tax law.

At September 30, 2016, Barnwell had foreign tax credit carryovers, alternative minimum tax credit carryovers, and U.S. federal net operating loss carryovers totaling $4,028,000, $460,000 and $25,671,000, respectively. All three items were fully offset by valuation allowances at September 30, 2016. The net operating loss carryovers expire in fiscal years 2032-2036, and the foreign tax credit carryovers expire in fiscal years 2019-2025.

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

Below are the changes in unrecognized tax benefits.

	Year ended September 30,
	2016	2015
Balance at beginning of year	$582,000	$660,000
Effect of tax positions taken in prior years	—	92,000
Accrued interest related to tax positions taken	20,000	38,000
Lapse of statute	(173,000)	(174,000)
Translation adjustments	(52,000)	(34,000)
Balance at end of year	$377,000	$582,000

The total amount of unrecognized tax benefits at September 30, 2016 that, if recognized, would impact the effective tax rate was $377,000. Included in the liability for unrecognized tax benefits at September 30, 2016 and 2015, is accrued interest of $35,000 and $113,000, respectively.

Uncertain tax positions consist primarily of Canadian federal and provincial issues that involve transfer pricing adjustments. Because of a lack of clarity and uniformity regarding allowable transfer pricing valuations by differing jurisdictions, it is reasonably possible that the total amount of uncertain tax positions may significantly increase or decrease within the next 12 months, and the estimated range of any such variance is not currently estimable based upon facts and circumstances as of September 30, 2016.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2016:

Jurisdiction	Fiscal Years Open
U.S. federal	2013 – 2015
Various U.S. states	2013 – 2015
Canada federal	2009 – 2015
Various Canadian provinces	2009 – 2015

15.                           SEGMENT AND GEOGRAPHIC INFORMATION

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

	Year ended September 30,
	2016	2015
Revenues:
Oil and natural gas	$3,177,000	$9,008,000
Land investment	1,915,000	3,244,000
Contract drilling	2,233,000	4,886,000
Residential real estate	5,700,000	—
Other	216,000	341,000
Total before interest income	13,241,000	17,479,000
Interest income	46,000	54,000
Total revenues	$13,287,000	$17,533,000
Depletion, depreciation, and amortization:
Oil and natural gas	$1,236,000	$2,987,000
Contract drilling	251,000	272,000
Other	120,000	105,000
Total depletion, depreciation, and amortization	$1,607,000	$3,364,000
Impairment:
Oil and natural gas	$1,154,000	$—
Residential real estate	—	316,000
Total impairment	$1,154,000	$316,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$(2,355,000)	$(366,000)
Land investment	1,915,000	3,244,000
Contract drilling	(116,000)	922,000
Residential real estate	190,000	(316,000)
Other	96,000	236,000
Gain on sales of assets	472,000	6,489,000
Total operating profit	202,000	10,209,000
Equity in income of affiliates:
Land investment	2,624,000	1,580,000
General and administrative expenses	(6,361,000)	(8,551,000)
Interest expense	(97,000)	(315,000)
Interest income	46,000	54,000
(Loss) earnings before income taxes	$(3,586,000)	$2,977,000

Capital Expenditures:

	Year ended September 30,
	2016	2015
Oil and natural gas	$1,872,000	$3,512,000
Contract drilling	66,000	124,000
Other	2,000	79,000
Total	$1,940,000	$3,715,000

Assets By Segment:

	September 30,
	2016	2015
Oil and natural gas (1)	$6,323,000	$7,298,000
Land investment (2)	4,744,000	7,480,000
Contract drilling (2)	1,438,000	2,338,000
Residential real estate (2)	—	5,132,000
Other:
Cash and cash equivalents	15,550,000	8,471,000
Restricted cash	381,000	7,577,000
Corporate and other	3,132,000	3,257,000
Total	$31,568,000	$41,553,000
______________

(1)          Primarily located in the province of Alberta, Canada.
(2)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2016	2015
United States	$5,187,000	$10,135,000
Canada	5,267,000	5,740,000
Total	$10,454,000	$15,875,000

Revenue By Geographic Area:

	Year ended September 30,
	2016	2015
United States	$9,886,000	$8,237,000
Canada	3,355,000	9,242,000
Total (excluding interest income)	$13,241,000	$17,479,000

16.                           ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Components of accumulated other comprehensive (loss) income, net of taxes, are as follows:

	Year ended September 30,
	2016	2015
Foreign currency translation:
Beginning accumulated foreign currency translation	$819,000	$1,692,000
Change in cumulative translation adjustment before reclassifications	87,000	(1,625,000)
Amounts reclassified from accumulated other comprehensive income	—	752,000
Income taxes	—	—
Net current period other comprehensive income (loss)	87,000	(873,000)
Ending accumulated foreign currency translation	906,000	819,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(2,941,000)	(1,950,000)
Amortization of net actuarial loss and prior service cost	168,000	105,000
Net actuarial loss arising during the period	(2,053,000)	(1,096,000)
Income taxes	—	—
Net current period other comprehensive loss	(1,885,000)	(991,000)
Ending accumulated retirement plans benefit cost	(4,826,000)	(2,941,000)
Accumulated other comprehensive loss, net of taxes	$(3,920,000)	$(2,122,000)

The realized foreign currency transaction loss in fiscal 2015 related to the repayment of debt was reclassified from accumulated other comprehensive income to “General and administrative” expenses on the accompanying Consolidated Statement of Operations. The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of “General and administrative” expenses on the accompanying Consolidated Statements of Operations (see Note 13 for additional details).

17.                           FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments. The carrying value of debt approximates fair value as the terms approximate current market terms for similar debt instruments of comparable risk and maturities.

A $316,000 impairment of the value of the real estate held for sale was recognized in the year ended September 30, 2015. In determining the fair value of Barnwell’s real estate held for sale at September 30, 2015, prices for comparable sales transactions were used by an independent real estate consulting and appraisal firm to estimate fair value, which has been classified as a Level 2 valuation.

The estimated fair values of oil and natural gas properties and the asset retirement obligation assumed in the acquisitions of additional oil and natural gas working interests are based on an estimated discounted cash flow model and market assumptions. The significant Level 3 assumptions used in the calculation of estimated discounted cash flows included future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. See Note 10 for additional information regarding oil and natural gas property acquisitions.

Barnwell estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements. As further described in Note 11, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are not measured at fair value subsequent to initial recognition.

18.                           COMMITMENTS AND CONTINGENCIES

Lease Commitments

Barnwell has several non-cancelable operating leases for office space, contract drilling base yard space and leasehold land. Rental expense was $404,000 and $408,000 for the years ended September 30, 2016 and 2015, respectively. Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows:

Fiscal year ending
2017	$261,000
2018	138,000
2019	118,000
2020	118,000
2021	118,000
Thereafter through 2026	130,000
Total	$883,000

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

The lease agreement for the contract drilling base yard space has stated minimum lease payments with scheduled rent increases through June 30, 2017, after which the lease payments are adjusted to fair market rent at set redetermination dates through the date of the lease termination on June 30, 2047.

Environmental Matters

In January 2015, there was an oil and saltwater release from one of our operated oil pipelines in Alberta, Canada. The gross environmental remediation costs were approximately $2,200,000. Barnwell’s working interest in the well is 58%, and we have recovered all of the monies from the other working interest owners for their share of the costs. We have collected insurance proceeds, less an $80,000 deductible, for our share of the costs. There was no remaining liability at September 30, 2016.

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. We have estimated that probable environmental remediation costs will be within the range of $400,000 to $800,000. Barnwell’s working interest in the well is 50%, and accordingly we accrued approximately $200,000 at September 30, 2016, which has not been discounted and was accrued in "Accrued operating and other expenses" on the Consolidated Balance Sheet, however as non-operator we have no control over the actual cost or timing of the eventual remediation.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified sites, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 9 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

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

19.                           INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2016	2015
Increase (decrease) from changes in:
Receivables	$1,081,000	$324,000
Other current assets	49,000	(447,000)
Accounts payable	(1,456,000)	(439,000)
Accrued compensation	(79,000)	(323,000)
Other current liabilities	(882,000)	(687,000)
Decrease from changes in current assets and liabilities	$(1,287,000)	$(1,572,000)
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$94,000	$306,000
Income taxes (refunded) paid, net	$(219,000)	$1,812,000

Capital expenditure accruals related to oil and natural gas acquisition and development increased $76,000 and decreased $61,000 during the years ended September 30, 2016 and 2015, respectively. Additionally, during the years ended September 30, 2016 and 2015, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $99,000 and $1,234,000, respectively.

20.                           RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots in Increment I from KD I and the sales of lots and/or residential units in Increment II from KD II. KD I and KD II are part of the Kukio Resort land development partnerships in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

During the year ended September 30, 2016, Barnwell received $2,255,000 in percentage of sales payments from KD I and KD II from the sale of three lots within Phase II of Increment I and the sale of one lot within Increment II. During the year ended September 30, 2015, Barnwell received $3,772,000 in percentage of sales payments from KD I from the sale of six contiguous lots within Phase I of Increment I to a single buyer and 11 lots within Phase II of Increment I.

21.                           SUBSEQUENT EVENTS

There were no material subsequent events that would require recognition or disclosure in the accompanying consolidated financial statements.

22.                           SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

23.                           SUPPLEMENTARY OIL AND NATURAL GAS INFORMATION (UNAUDITED)

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

	OIL & NGL (Bbls)	GAS (Mcf)	Total (Boe)
Proved reserves:
Balance at September 30, 2014	724,000	9,465,000	2,356,000
Revisions of previous estimates	79,000	(520,000)	(11,000)
Extensions, discoveries and other additions	—	3,000	1,000
Acquisitions of reserves	46,000	543,000	140,000
Less sales of reserves	(237,000)	(4,679,000)	(1,044,000)
Less production	(143,000)	(1,688,000)	(434,000)
Balance at September 30, 2015	469,000	3,124,000	1,008,000
Revisions of previous estimates	(23,000)	(1,320,000)	(251,000)
Extensions, discoveries and other additions	54,000	95,000	70,000
Acquisitions of reserves	34,000	18,000	37,000
Less production	(84,000)	(476,000)	(166,000)
Balance at September 30, 2016	450,000	1,441,000	698,000

(B)                           Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, which were being depleted in all years, are summarized as follows:

	September 30,
	2016	2015
Proved properties	$66,044,000	$62,960,000
Unproved properties	221,000	145,000
Total capitalized costs	66,265,000	63,105,000
Accumulated depletion and depreciation	61,060,000	57,460,000
Net capitalized costs	$5,205,000	$5,645,000

(C)                          Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2016	2015
Acquisition of properties:
Unproved	$161,000	$28,000
Proved	608,000	804,000
Exploration costs	—	—
Development costs	1,103,000	2,680,000
Total	$1,872,000	$3,512,000

Development costs incurred in the table above include additions and revisions to Barnwell’s asset retirement obligation of $99,000 and $1,234,000 for the years ended September 30, 2016 and 2015, respectively.

(D)                        Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30,
	2016	2015
Net revenues	$3,177,000	$9,008,000
Production costs	(3,142,000)	(6,387,000)
Depletion	(1,236,000)	(2,987,000)
Impairment of assets	(1,154,000)	—
Pre-tax results of operations (1)	(2,355,000)	(366,000)
Estimated income tax benefit (expense) (2)	297,000	(921,000)
Results of operations (1)	$(2,058,000)	$(1,287,000)
_________________
(1)   Before gain on sale of oil and natural gas properties, general and administrative expenses, interest expense, and foreign exchange gains and losses.
(2) Estimated income tax benefit (expense) includes charges to deferred income taxes for the valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable.

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

The estimated future cash flows at September 30, 2016 and 2015 were based on average sales prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2016 and 2015 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	September 30,
	2016	2015
Future cash inflows	$17,259,000	$27,749,000
Future production costs	(11,951,000)	(18,468,000)
Future development costs	(426,000)	(935,000)
Future income tax expenses	(1,016,000)	(2,361,000)
Future net cash flows	3,866,000	5,985,000
10% annual discount for timing of cash flows	(956,000)	(1,950,000)
Standardized measure of discounted future net cash flows	$2,910,000	$4,035,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2016	2015
Beginning of year	$4,035,000	$24,147,000
Sales of oil and natural gas produced, net of production costs	(35,000)	(2,621,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	(4,134,000)	(8,042,000)
Extensions and discoveries	1,285,000	1,000
Net change due to purchases and sales of minerals in place	470,000	(9,103,000)
Revisions of previous quantity estimates	(343,000)	634,000
Net change in income taxes	98,000	1,658,000
Accretion of discount	412,000	2,021,000
Other - changes in the timing of future production and other	1,018,000	(1,009,000)
Other - net change in Canadian dollar translation rate	104,000	(3,651,000)
Net change	(1,125,000)	(20,112,000)
End of year	$2,910,000	$4,035,000

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

As of September 30, 2016, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2016 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled Internal Control — Integrated Framework (2013) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2016.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

None.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2016, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer. This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2016, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2016, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under Barnwell’s existing equity compensation plan as of September 30, 2016:

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

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2016, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2016, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2016 and 2015

Consolidated Statements of Operations – for the years ended September 30, 2016 and 2015

Consolidated Statements of Comprehensive Loss – for the years ended September 30, 2016 and 2015

Consolidated Statements of Cash Flows – for the years ended September 30, 2016 and 2015

Consolidated Statements of Equity – for the years ended September 30, 2016 and 2015

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (6)

10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004 (7)

10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (8)

10.7	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (9)

10.8	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (9)

10.9	Loan Agreement, dated as of November 27, 2013 between KD Kona 2013 LLLP and KKM Makai, LLLP, as the borrowers, and American Savings Bank, F.S.B. as the lender (9)

10.10	Amended and Restated Credit Facility Agreement dated as of May 11, 2006 between Barnwell of Canada, Limited, as the borrower, and Royal Bank of Canada, as the lender, as amended (10)

10.11	Loan Agreement, dated as of March 28, 2011 between Kaupulehu 2007 LLLP and Barnwell Industries, Inc., as the borrowers, and American Savings Bank, F.S.B. as the lender, as amended (10)

10.12	Purchase and Sale Agreement, dated August 10, 2015, between Barnwell of Canada, Limited and Canadian Natural Resources Limited (11)

10.13	Amended and Restated Credit Facility Agreement dated as of September 30, 2015 between Barnwell of Canada, Limited, as the borrower, and Royal Bank of Canada, as the lender, as amended (12)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Operating Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(12)       Incorporated by reference to Form 10-K for the year ended September 30, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Date:	December 20, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Morton H. Kinzler	/s/ Russell M. Gifford
Morton H. Kinzler Chief Executive Officer and Chairman of the Board Date: December 20, 2016	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director Date: December 20, 2016

/s/ Alexander C. Kinzler	/s/ Martin Anderson
Alexander C. Kinzler President, Chief Operating Officer, General Counsel and Director Date: December 20, 2016	Martin Anderson, Director Date: December 20, 2016

/s/ James S. Barnwell	/s/ Murray C. Gardner
James S. Barnwell, Director Date: December 20, 2016.	Murray C. Gardner, Director Date: December 20, 2016

/s/ Kevin K. Takata	/s/ Robert J. Inglima, Jr.
Kevin K. Takata, Director Date: December 20, 2016	Robert J. Inglima, Jr., Director Date: December 20, 2016

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (6)

10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004 (7)

10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (8)

10.7	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (9)

10.8	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (9)

10.9	Loan Agreement, dated as of November 27, 2013 between KD Kona 2013 LLLP and KKM Makai, LLLP, as the borrowers, and American Savings Bank, F.S.B. as the lender (9)

10.1	Amended and Restated Credit Facility Agreement dated as of May 11, 2006 between Barnwell of Canada, Limited, as the borrower, and Royal Bank of Canada, as the lender, as amended (10)

10.11	Loan Agreement, dated as of March 28, 2011 between Kaupulehu 2007 LLLP and Barnwell Industries, Inc., as the borrowers, and American Savings Bank, F.S.B. as the lender, as amended (10)

10.12	Purchase and Sale Agreement, dated August 10, 2015, between Barnwell of Canada, Limited and Canadian Natural Resources Limited (11)

10.13	Amended and Restated Credit Facility Agreement dated as of September 30, 2015 between Barnwell of Canada, Limited, as the borrower, and Royal Bank of Canada, as the lender, as amended (12)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Operating Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(12)       Incorporated by reference to Form 10-K for the year ended September 30, 2015.