Form 10-Q
period 2016-12-31
BARNWELL INDUSTRIES INC
filed 2017-02-09
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2016
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No

As of February 6, 2017 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$15,360,000	$15,550,000
Restricted cash	372,000	381,000
Accounts and other receivables, net of allowance for doubtful accounts of: $56,000 at December 31, 2016; $40,000 at September 30, 2016	2,121,000	1,228,000
Asset held for sale	1,829,000	1,829,000
Investment held for sale	1,192,000	1,192,000
Other current assets	1,316,000	934,000
Total current assets	22,190,000	21,114,000
Investments	5,381,000	3,552,000
Property and equipment	75,599,000	76,868,000
Accumulated depletion, depreciation, and amortization	(68,846,000)	(69,966,000)
Property and equipment, net	6,753,000	6,902,000
Total assets	$34,324,000	$31,568,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,448,000	$1,423,000
Accrued capital expenditures	335,000	439,000
Accrued compensation	734,000	449,000
Accrued operating and other expenses	1,215,000	1,031,000
Current portion of asset retirement obligation	1,119,000	1,017,000
Other current liabilities	601,000	377,000
Total current liabilities	5,452,000	4,736,000
Liability for retirement benefits	6,784,000	6,707,000
Asset retirement obligation	5,838,000	6,177,000
Deferred income taxes	329,000	204,000
Total liabilities	18,403,000	17,824,000
Commitments and contingencies (Note 12)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at December 31, 2016 and September 30, 2016	4,223,000	4,223,000
Additional paid-in capital	1,347,000	1,345,000
Retained earnings	15,493,000	13,852,000
Accumulated other comprehensive loss, net	(3,893,000)	(3,920,000)
Treasury stock, at cost: 167,900 shares at December 31, 2016 and September 30, 2016	(2,286,000)	(2,286,000)
Total stockholders' equity	14,884,000	13,214,000
Non-controlling interests	1,037,000	530,000
Total equity	15,921,000	13,744,000
Total liabilities and equity	$34,324,000	$31,568,000
See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2016	2015
Revenues:
Oil and natural gas	$1,141,000	$848,000
Contract drilling	1,406,000	832,000
Sale of interest in leasehold land	1,678,000	150,000
Gas processing and other	65,000	44,000
	4,290,000	1,874,000
Costs and expenses:
Oil and natural gas operating	846,000	739,000
Contract drilling operating	1,164,000	550,000
General and administrative	2,023,000	1,862,000
Depletion, depreciation, and amortization	324,000	362,000
Interest expense	4,000	33,000
	4,361,000	3,546,000
Loss before equity in income of affiliates and income taxes	(71,000)	(1,672,000)
Equity in income of affiliates	2,326,000	163,000
Earnings (loss) before income taxes	2,255,000	(1,509,000)
Income tax provision (benefit)	53,000	(193,000)
Net earnings (loss)	2,202,000	(1,316,000)
Less: Net earnings attributable to non-controlling interests	561,000	93,000
Net earnings (loss) attributable to Barnwell Industries, Inc.	$1,641,000	$(1,409,000)
Basic and diluted net earnings (loss) per common share attributable to Barnwell Industries, Inc. stockholders	$0.20	$(0.17)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended December 31,
	2016	2015
Net earnings (loss)	$2,202,000	$(1,316,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	(70,000)	(156,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	97,000	39,000
Total other comprehensive income (loss)	27,000	(117,000)
Total comprehensive income (loss)	2,229,000	(1,433,000)
Less: Comprehensive income attributable to non-controlling interests	561,000	93,000
Comprehensive income (loss) attributable to Barnwell Industries, Inc.	$1,668,000	$(1,526,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$2,202,000	$(1,316,000)
Adjustments to reconcile net earnings (loss) to net cash
used in operating activities:
Equity in income of affiliates	(2,326,000)	(163,000)
Depletion, depreciation, and amortization	324,000	362,000
Distribution of income from equity investees	497,000	—
Retirement benefits expense	174,000	133,000
Accretion of asset retirement obligation	106,000	115,000
Deferred income tax expense	125,000	16,000
Asset retirement obligation payments	(115,000)	(84,000)
Share-based compensation benefit	(4,000)	—
Retirement plan contributions	—	(351,000)
Sale of interest in leasehold land, net of fees paid	(1,418,000)	(129,000)
Decrease from changes in current assets and liabilities	(531,000)	(1,003,000)
Net cash used in operating activities	(966,000)	(2,420,000)
Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	1,418,000	129,000
Capital expenditures - oil and natural gas	(352,000)	(343,000)
Capital expenditures - all other	(95,000)	(2,000)
Net cash provided by (used in) investing activities	971,000	(216,000)
Cash flows from financing activities:
Decrease in restricted cash	—	55,000
Distributions to non-controlling interests	(54,000)	(28,000)
Net cash (used in) provided by financing activities	(54,000)	27,000
Effect of exchange rate changes on cash and cash equivalents	(141,000)	(25,000)
Net decrease in cash and cash equivalents	(190,000)	(2,634,000)
Cash and cash equivalents at beginning of period	15,550,000	8,471,000
Cash and cash equivalents at end of period	$15,360,000	$5,837,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended December 31, 2016 and 2015
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2015	8,277,160	$4,223,000	$1,335,000	$17,467,000	$(2,122,000)	$(2,286,000)	$645,000	$19,262,000
Distributions to non-controlling interests							(28,000)	(28,000)
Net earnings (loss)				(1,409,000)			93,000	(1,316,000)
Share-based compensation			3,000					3,000
Foreign currency translation adjustments, net of taxes of $0					(156,000)			(156,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					39,000			39,000
Balance at December 31, 2015	8,277,160	$4,223,000	$1,338,000	$16,058,000	$(2,239,000)	$(2,286,000)	$710,000	$17,804,000

Balance at September 30, 2016	8,277,160	$4,223,000	$1,345,000	$13,852,000	$(3,920,000)	$(2,286,000)	$530,000	$13,744,000
Distributions to non-controlling interests							(54,000)	(54,000)
Net earnings				1,641,000			561,000	2,202,000
Share-based compensation			2,000					2,000
Foreign currency translation adjustments, net of taxes of $0					(70,000)			(70,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0					97,000			97,000
Balance at December 31, 2016	8,277,160	$4,223,000	$1,347,000	$15,493,000	$(3,893,000)	$(2,286,000)	$1,037,000	$15,921,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2016 Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of September 30, 2016 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2016, results of operations, comprehensive income (loss), cash flows and equity for the three months ended December 31, 2016 and 2015, have been made. The results of operations for the period ended December 31, 2016 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

Reclassifications

Fees related to percentage of sales payments have been reclassified to general and administrative expenses rather than being presented net with sale of interest in leasehold land revenues for the prior year period to conform to the current year period presentation.

Significant Accounting Policies

There have been no changes to Barnwell’s significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s most recently filed Annual Report on Form 10-K.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Amendments to the Consolidation Analysis," which simplifies the current consolidation guidance and will require companies to reevaluate limited partnerships and similar entities for consolidation. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This amendment was issued to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability. This will make the presentation of debt issuance costs consistent with the presentation of debt discounts or premiums. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting: (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient." The ASU aims to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II simplifies the investment disclosure requirements for employee benefit plans. Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." The ASU eliminates the requirement to account for business combination measurement period adjustments retrospectively. Measurement period adjustments will now be recognized prospectively in the reporting period in which the adjustment amount is determined. The nature and amount of any measurement period adjustments recognized during the reporting period must be disclosed, including the value of the adjustment to each current period income statement line item relating to the income effects that would have been recognized in previous periods if the adjustment to provisional amounts were recognized as of the acquisition date. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

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

Options to purchase 621,250 shares of common stock were excluded from the computation of diluted shares for both the three months ended December 31, 2016 and 2015, as their inclusion would have been anti-dilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Three months ended December 31, 2016
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$1,641,000	8,277,160	$0.20
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$1,641,000	8,277,160	$0.20

	Three months ended December 31, 2015
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,409,000)	8,277,160	$(0.17)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,409,000)	8,277,160	$(0.17)

3.    ASSET HELD FOR SALE

The Company's New York office is currently listed for sale. Accordingly, the Company has designated this property as an asset held for sale and the carrying value in the aggregate amount of $1,829,000 is included in "Asset held for sale" on the Company's Condensed Consolidated Balance Sheets at December 31, 2016 and September 30, 2016.

4.    INVESTMENT HELD FOR SALE

At December 31, 2016, Kaupulehu 2007, LLLP owned one residential lot available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

5.    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	December 31, 2016	September 30, 2016
Investment in Kukio Resort land development partnerships	$5,331,000	$3,502,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$5,381,000	$3,552,000

Investment in Kukio Resort land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LLLP (“KD II”), is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 25 lots remain to be sold at Kaupulehu Increment I as of December 31, 2016, as well as from commission on real estate sales by the real estate sales office.

During the three months ended December 31, 2016, Barnwell received cash distributions in the amount of $443,000, after distributing $54,000 to minority interests, from the Kukio Resort land development partnerships. In January 2017, the Kukio Resort land development partnerships made a cash distribution to its partners of which Barnwell received $2,066,000, after distributing $253,000 to minority interests.

Equity in income of affiliates was $2,326,000 and $163,000 for the three months ended December 31, 2016 and 2015, respectively. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $332,000 as of December 31, 2016, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference for the capitalized development costs will be recognized as the partnerships sell lots and recognize the associated costs. The basis difference for the note receivable will be recognized as the partnerships sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $19,000 and $13,000, for the three months ended December 31, 2016 and 2015, respectively, increased equity in income of affiliates.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at December 31, 2016 totaled approximately $325,000 and relate to certain construction contracts of KD I. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I and certain other partners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of December 31, 2016, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $5,656,000, consisting of the carrying value of the investment of $5,331,000 and $325,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Three months ended December 31,
	2016	2015
Revenue	$24,874,000	$3,703,000
Gross profit	$11,496,000	$1,357,000
Net earnings	$10,661,000	$823,000

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 14).

The following table summarizes the Increment I and Increment II percentage of sales payment proceeds received from KD I and KD II.

	Three months ended December 31,
	2016	2015
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$1,678,000	$150,000
Fees - included in general and administrative expenses	(260,000)	(21,000)
Proceeds from sale of interest in leasehold land, net of fees paid	$1,418,000	$129,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

6.    LONG-TERM DEBT

Canadian revolving demand facility

In June 2016, Barnwell entered into an agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $372,000 at the December 31, 2016 exchange rate. Borrowings under this facility were $0 at December 31, 2016 and September 30, 2016, and issued letters of credit were $33,000 at December 31, 2016.

The revolving demand facility is available in U.S. dollars at LIBOR plus 1.0%, at Royal Bank of Canada’s U.S. base rate, or in Canadian dollars at Royal Bank of Canada’s prime rate. The obligations under the credit facility are secured by a $500,000 Canadian dollar guaranteed investment certificate pledged to the Royal Bank of Canada, which is classified as "Restricted cash" on the accompanying Condensed Consolidated Balance Sheets at U.S. $372,000 and U.S. $381,000 at the December 31, 2016 and September 30, 2016 exchange rates, respectively.

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2016	2015	2016	2015	2016	2015
Service cost	$72,000	$65,000	$16,000	$16,000	$—	$—
Interest cost	87,000	91,000	21,000	20,000	22,000	14,000
Expected return on plan assets	(141,000)	(112,000)	—	—	—	—
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	(1,000)	—	—
Amortization of net actuarial loss	41,000	34,000	9,000	5,000	47,000	—
Net periodic benefit cost	$60,000	$79,000	$45,000	$40,000	$69,000	$14,000

Barnwell estimates that it will make approximately $500,000 in contributions to the Pension Plan during fiscal 2017. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2017 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.    INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows

	Three months ended December 31,
	2016	2015
United States	$2,062,000	$(726,000)
Canada	(368,000)	(876,000)
	$1,694,000	$(1,602,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended December 31,
	2016	2015
Current	$(72,000)	$(209,000)
Deferred	125,000	16,000
	$53,000	$(193,000)

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. In addition, income from our non-controlling interest in the Kukio Resort land development partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income.

9.    SEGMENT INFORMATION

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

	Three months ended December 31,
	2016	2015
Revenues:
Oil and natural gas	$1,141,000	$848,000
Land investment	1,678,000	150,000
Contract drilling	1,406,000	832,000
Other	55,000	42,000
Total before interest income	4,280,000	1,872,000
Interest income	10,000	2,000
Total revenues	$4,290,000	$1,874,000
Depletion, depreciation, and amortization:
Oil and natural gas	$235,000	$274,000
Contract drilling	66,000	61,000
Other	23,000	27,000
Total depletion, depreciation, and amortization	$324,000	$362,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$60,000	$(165,000)
Land investment	1,678,000	150,000
Contract drilling	176,000	221,000
Other	32,000	15,000
Total operating profit	1,946,000	221,000
Equity in income of affiliates:
Land investment	2,326,000	163,000
General and administrative expenses	(2,023,000)	(1,862,000)
Interest expense	(4,000)	(33,000)
Interest income	10,000	2,000
Earnings (loss) before income taxes	$2,255,000	$(1,509,000)

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Three months ended December 31,
	2016	2015
Foreign currency translation:
Beginning accumulated foreign currency translation	$906,000	$819,000
Change in cumulative translation adjustment before reclassifications	(70,000)	(156,000)
Income taxes	—	—
Net current period other comprehensive loss	(70,000)	(156,000)
Ending accumulated foreign currency translation	836,000	663,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(4,826,000)	(2,941,000)
Amortization of net actuarial loss and prior service cost	97,000	39,000
Income taxes	—	—
Net current period other comprehensive income	97,000	39,000
Ending accumulated retirement plans benefit cost	(4,729,000)	(2,902,000)
Accumulated other comprehensive loss, net of taxes	$(3,893,000)	$(2,239,000)

The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of "General and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 7 for additional details).

11.    FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, restricted cash, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments.

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. We have estimated that probable environmental remediation costs will be within the range of $400,000 to $800,000. Barnwell’s working interest in the well is 50%, and accordingly we accrued approximately $200,000 at December 31, 2016 and September 30, 2016, which has not been discounted and was accrued in "Accrued operating and other expenses" on the Condensed Consolidated Balance Sheets, however as non-operator we have no control over the actual cost or timing of the eventual remediation.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified site, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 5 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

13.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2016	2015
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$4,000	$32,000
Income taxes paid	$10,000	$—

Capital expenditure accruals related to oil and natural gas exploration and development decreased $95,000 during the three months ended December 31, 2016 and increased $132,000 during the three months ended December 31, 2015. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $62,000 due to downward revisions during the three months ended December 31, 2016 and increased $123,000 during the three months ended December 31, 2015.

14.    RELATED PARTY TRANSACTIONS

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

During the three months ended December 31, 2016, Barnwell received $1,678,000 in percentage of sales payments from KD II from the sale of one lot within Increment II. During the three months ended December 31, 2015, Barnwell received $150,000 in percentage of sales payments from KD I from the sale of one lot within Phase II of Increment I.

15.    SUBSEQUENT EVENT

In January 2017, the Kukio Resort land development partnerships made a cash distribution to its partners of which Barnwell received $2,066,000, after distributing $253,000 to minority interests. The receipt of this distribution will be reflected in Barnwell’s quarter ending March 31, 2017.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2016. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2016. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Subsequent to the issuance of ASU No. 2014-09, the FASB issued additional ASUs related to this revenue guidance. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations,” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licenses in customer contracts. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which addresses completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectibility when determining whether a transaction represents a valid contract. In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606," which includes thirteen technical corrections or improvements that affect only narrow aspects of the guidance in ASU No. 2014-09. ASU No. 2014-09 and all of the related ASUs have the same effective date. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date, which is annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires an entity to evaluate at each reporting period whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. The amendment is effective for annual reporting periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The amendment is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. In general, a right-of-use asset and lease obligation will be recorded for leases exceeding a twelve-month term whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. This ASU is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, and requires the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, the ASU requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

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

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which provides guidance on recognition of current income tax consequences for intra-entity asset transfers (other than inventory) at the time of transfer. This represents a change from current GAAP, where the consolidated tax consequences of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption at the beginning of an annual period is permitted. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Interests Held through Related Parties That Are under Common Control,” which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under this ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. This ASU is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statement of cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. The amendments should be applied using a retrospective transition method to each period presented. The adoption of this update will impact the presentation of the cash flow statements if Barnwell has restricted cash at the time of adoption.

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU No. 2017-01 provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. Finally, the amendments in this ASU narrow the definition of the term "output" so that it is consistent with the manner in which outputs are described in Topic 606. This ASU is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted for transactions that have not been reported in financial statements that have been issued. Barnwell is currently evaluating the impact of adopting this guidance.

Overview

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment), 2) investing in land interests in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP ("KD I") resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 25 remained to be sold at December 31, 2016, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

•
The right to receive percentage of sales payments from KD Acquisition II, LLLP ("KD II") resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the gross proceeds from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive up to $8,000,000 in additional payments after the members of KD II have received distributions equal to the original basis of capital invested in the project. Two ocean front parcels that are approximately two to three acres in size fronting the ocean were developed within Increment II by KD II. At December 31, 2016, both of the parcels have been sold and the remaining acreage within Increment II is not yet under development.

•
An indirect 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of December 31, 2016, 25 lots remained to be sold within Kaupulehu Increment I.

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

Changes in Business Environment

Oil and Natural Gas Segment

Our revenues, profitability, and future rate of growth are dependent on oil and natural gas prices. The industry has experienced a significant decline in oil and natural gas prices from 2014 to 2016 that has negatively impacted our operating results, cash flows and liquidity. Credit and capital markets for oil and natural gas companies have been negatively affected as well, resulting in a decline in sources of financing as compared to previous years.

Barnwell realized an average price for oil of $40.07 per barrel during the three months ended December 31, 2016, an increase of 26% from $31.72 per barrel realized during the same period in the prior year. Barnwell realized an average price for natural gas of $2.30 per Mcf during the three months ended December 31, 2016, an increase of 36% from $1.69 per Mcf realized during the same period in the prior year. Low prices for oil and natural gas could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves, and our ability to finance operations.

Results of Operations

Summary

Net income attributable to Barnwell for the three months ended December 31, 2016 totaled $1,641,000, a $3,050,000 increase in operating results from a net loss of $1,409,000 for the three months ended December 31, 2015. The following factors affected the results of operations for the three months ended December 31, 2016 as compared to the prior year period:

•
A $1,528,000 increase in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to increased percentage of sales receipts as a result of the Kukio Resort land development partnerships’ sale of a two-acre ocean front parcel in Kaupulehu Increment II for $20,975,000 from which we received an 8% percentage of sale payment;

•	A $225,000 increase in oil and natural gas segment operating results, before income taxes, primarily due to increases in prices for all products; and

•
A $2,163,000 increase in equity in income from affiliates as a result of increased Kukio Resort land development partnerships’ operating results attributable to their aforementioned sale of a two-acre ocean front parcel for $20,975,000.

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

The average exchange rate of the Canadian dollar to the U.S. dollar remained unchanged in the three months ended December 31, 2016 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 2% at December 31, 2016 as compared to September 30, 2016. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2016 was $70,000, an $86,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $156,000 for the same period in the prior year. There was no tax impact from other comprehensive loss due to foreign currency translation adjustments in the three months ended December 31, 2016 and 2015 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2016	2015	$	%
Natural Gas (Mcf)*	$2.30	$1.69	$0.61	36%
Oil (Bbls)**	$40.07	$31.72	$8.35	26%
Liquids (Bbls)**	$28.69	$22.55	$6.14	27%

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2016	2015	Units	%
Natural Gas (Mcf)*	104,000	132,000	(28,000)	(21%)
Oil (Bbls)**	21,000	18,000	3,000	17%
Liquids (Bbls)**	1,000	2,000	(1,000)	(50%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated $60,000 of operating income before general and administrative expenses in the three months ended December 31, 2016, an increase in operating results of $225,000 as compared to the $165,000 operating loss generated during the same period of the prior year.

Oil and natural gas revenues increased $293,000 (35%) for the three months ended December 31, 2016, as compared to the same period in the prior year, primarily due to increases in oil and natural gas prices. Oil and natural gas operating expenses increased $107,000 (14%) for the three months ended December 31, 2016, as compared to the prior year period, primarily as a result of costs incurred in the current year period to restart production at certain previously shut-in wells. Oil and natural gas segment depletion decreased $39,000 (14%) for the three months ended December 31, 2016, as compared to the prior year period primarily due to decreases in production.

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

The following table summarizes the percentage of sales payment proceeds received from KD I and KD II:

	Three months ended December 31,
	2016	2015
Sale of interest in leasehold land:
Revenues – sale of interest in leasehold land	$1,678,000	$150,000
Fees - included in general and administrative expenses	(260,000)	(21,000)
Proceeds from sale of interest in leasehold land, net of fees paid	$1,418,000	$129,000

During the three months ended December 31, 2016, KD II sold the second of two large ocean front lots within Increment II for $20,975,000 and Kaupulehu Developments received a percentage of sales payment in the amount of $1,678,000 from KD II representing 8% of the gross sales price of the parcel. KD I sold one single-family lot within Phase II of Increment I during the three months ended December 31, 2015.

As of December 31, 2016, 25 single-family lots, of the 80 lots developed within Increment I, remained to be sold. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, both of which have been sold, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs increased $574,000 (69%) and $614,000 (112%), respectively, for the three months ended December 31, 2016, as compared to the same period in the prior year, due to work on higher value contracts in the current year period. The contract drilling segment generated a $176,000 operating profit before general and administrative expenses in the three months ended December 31, 2016, a decrease in operating results of $45,000 as compared to the $221,000 operating profit generated during the same period of the prior year. The decrease in operating results was primarily due to lower margin percentages on jobs in the current year period.

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

General and administrative expenses

General and administrative expenses increased $161,000 (9%) for the three months ended December 31, 2016, as compared to the same period in the prior year. The increase was primarily due to a $239,000 increase in professional fees paid related to higher percentage of sales payments received in the current year period, which was partially offset by a $54,000 decrease in holding costs related to the real estate held for sale which was sold in April 2016 and a $53,000 decrease in legal services.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $38,000 (10%) for the three months ended December 31, 2016, as compared to the same period in the prior year, primarily due to the decrease in oil and natural gas depletion as discussed in the "Oil and natural gas" section above.

Equity in income of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $2,326,000 during the three months ended December 31, 2016, as compared to allocated income of $163,000 during the three months ended December 31, 2015. The increase in the allocated partnership income in the current year period is due to the investee partnerships' sale of the second of two large ocean front parcels in Kaupulehu Increment II for $20,975,000 in December 2016.

Income taxes

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2016, after adjusting earnings (loss) before income taxes for non-controlling interests, was 3%, as compared to an effective income tax benefit rate of 12% for the three months ended December 31, 2015.
Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. In addition, income from our non-controlling interest in the Kukio Resort land development partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income.

Net earnings attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests for the three months ended December 31, 2016 totaled $561,000, as compared to net earnings attributable to non-controlling interests of $93,000 for the same period in the prior year. The increase of $468,000 is due to an increase in percentage of sales proceeds received and an increase in the amount of Kukio land development partnership income allocated to non-controlling interests in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At December 31, 2016, Barnwell had $16,738,000 in working capital.

Cash Flows

Cash flows used in operations totaled $966,000 for the three months ended December 31, 2016, as compared to cash flows used in operations of $2,420,000 for the same period in the prior year. This $1,454,000 increase in operating cash flows was primarily due to a $497,000 distribution of income received from the Kukio Resort land development partnerships in the current year period, a $350,000 pension contribution made in the prior year period where there was no such contribution in the current year period, and changes in working capital.

Cash flows provided by investing activities totaled $971,000 during the three months ended December 31, 2016, as compared to $216,000 of net cash used in investing activities during the same period of the prior year. The increase in investing cash flows was primarily due to a $1,289,000 increase in percentage of sales proceeds received in the current year period as compared to the prior year period.

Net cash used in financing activities totaled $54,000 for the three months ended December 31, 2016, as compared to $27,000 of net cash provided by financing activities during the same period of the prior year. The $81,000 change in cash flows was due to a $55,000 decrease in restricted cash in the prior year period and a $26,000 increase in distributions to non-controlling interests in the current year period as compared to the prior year period.

Credit Arrangements

In June 2016, Barnwell entered into an agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $372,000 at the December 31, 2016 exchange rate. Borrowings under this facility were $0 at December 31, 2016 and September 30, 2016, and issued letters of credit were $33,000 at December 31, 2016. The obligations under the credit facility are secured by a $500,000 Canadian dollar, or U.S. $372,000 at the December 31, 2016 exchange rate, guaranteed investment certificate pledged to the Royal Bank of Canada.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $257,000 for the three months ended December 31, 2016, as compared to $598,000 for the same period in the prior year. Barnwell estimates that investments in oil and natural gas properties for fiscal 2017 will range from $2,000,000 to $4,500,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Asset Retirement Obligation

In July 2014, the Alberta Energy Regulator introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were noncompliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year. The impact of this program was incorporated into Barnwell's estimate of its asset retirement obligations beginning in fiscal 2014. At December 31, 2016, the current portion of the asset retirement obligation was $1,119,000.

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

Contingencies

Environmental Matters

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. We have estimated that probable environmental remediation costs will be within the range of $400,000 to $800,000. Barnwell’s working interest in the well is 50%, and accordingly we accrued approximately $200,000 at December 31, 2016 and September 30, 2016, which has not been discounted and was accrued in "Accrued operating and other expenses" on the Condensed Consolidated Balance Sheets, however as non-operator we have no control over the actual cost or timing of the eventual remediation.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified site, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 5 of the Notes to Condensed Consolidated Financial Statements for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2016, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2016 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	February 9, 2017	/s/ Russell M. Gifford
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