Form 10-Q
period 2017-03-31
BARNWELL INDUSTRIES INC
filed 2017-05-11
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No

As of May 8, 2017 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$16,655,000	$15,550,000
Restricted cash	375,000	381,000
Accounts and other receivables, net of allowance for doubtful accounts of: $56,000 at March 31, 2017; $40,000 at September 30, 2016	1,362,000	1,228,000
Asset held for sale	1,829,000	1,829,000
Investment held for sale	1,192,000	1,192,000
Other current assets	1,629,000	934,000
Total current assets	23,042,000	21,114,000
Investments	2,892,000	3,552,000
Property and equipment	76,104,000	76,868,000
Accumulated depletion, depreciation, and amortization	(69,663,000)	(69,966,000)
Property and equipment, net	6,441,000	6,902,000
Total assets	$32,375,000	$31,568,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,789,000	$1,423,000
Accrued capital expenditures	250,000	439,000
Accrued operating and other expenses	982,000	1,031,000
Accrued compensation	592,000	449,000
Current portion of asset retirement obligation	1,007,000	1,017,000
Other current liabilities	348,000	377,000
Total current liabilities	4,968,000	4,736,000
Liability for retirement benefits	6,504,000	6,707,000
Asset retirement obligation	5,749,000	6,177,000
Deferred income taxes	318,000	204,000
Total liabilities	17,539,000	17,824,000
Commitments and contingencies (Note 12)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at March 31, 2017 and September 30, 2016	4,223,000	4,223,000
Additional paid-in capital	1,348,000	1,345,000
Retained earnings	14,878,000	13,852,000
Accumulated other comprehensive loss, net	(3,775,000)	(3,920,000)
Treasury stock, at cost: 167,900 shares at March 31, 2017 and September 30, 2016	(2,286,000)	(2,286,000)
Total stockholders' equity	14,388,000	13,214,000
Non-controlling interests	448,000	530,000
Total equity	14,836,000	13,744,000
Total liabilities and equity	$32,375,000	$31,568,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Revenues:
Oil and natural gas	$1,409,000	$621,000	$2,550,000	$1,469,000
Contract drilling	1,580,000	550,000	2,986,000	1,382,000
Sale of interest in leasehold land	—	330,000	1,678,000	480,000
Gas processing and other	40,000	67,000	105,000	111,000
	3,029,000	1,568,000	7,319,000	3,442,000
Costs and expenses:
Oil and natural gas operating	800,000	1,014,000	1,646,000	1,753,000
Contract drilling operating	850,000	618,000	2,014,000	1,168,000
General and administrative	1,752,000	1,574,000	3,775,000	3,436,000
Depletion, depreciation, and amortization	384,000	391,000	708,000	753,000
Interest expense	2,000	33,000	6,000	66,000
	3,788,000	3,630,000	8,149,000	7,176,000
Loss before equity in (loss) income of affiliates and income taxes	(759,000)	(2,062,000)	(830,000)	(3,734,000)
Equity in (loss) income of affiliates	(170,000)	253,000	2,156,000	416,000
(Loss) earnings before income taxes	(929,000)	(1,809,000)	1,326,000	(3,318,000)
Income tax benefit	(287,000)	(264,000)	(234,000)	(457,000)
Net (loss) earnings	(642,000)	(1,545,000)	1,560,000	(2,861,000)
Less: Net (loss) earnings attributable to non-controlling interests	(27,000)	63,000	534,000	156,000
Net (loss) earnings attributable to Barnwell Industries, Inc.	$(615,000)	$(1,608,000)	$1,026,000	$(3,017,000)
Basic and diluted net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.07)	$(0.19)	$0.12	$(0.36)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Net (loss) earnings	$(642,000)	$(1,545,000)	$1,560,000	$(2,861,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	22,000	272,000	(48,000)	116,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	96,000	38,000	193,000	77,000
Total other comprehensive income	118,000	310,000	145,000	193,000
Total comprehensive (loss) income	(524,000)	(1,235,000)	1,705,000	(2,668,000)
Less: Comprehensive (loss) income attributable to non-controlling interests	(27,000)	63,000	534,000	156,000
Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(497,000)	$(1,298,000)	$1,171,000	$(2,824,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended March 31, 2017 and 2016
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2015	8,277,160	$4,223,000	$1,335,000	$17,467,000	$(2,122,000)	$(2,286,000)	$645,000	$19,262,000
Distributions to non-controlling interests	—	—	—	—	—	—	(86,000)	(86,000)
Net earnings (loss)	—	—	—	(3,017,000)	—	—	156,000	(2,861,000)
Share-based compensation	—	—	5,000	—	—	—	—	5,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	116,000	—	—	116,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	77,000	—	—	77,000
Balance at March 31, 2016	8,277,160	$4,223,000	$1,340,000	$14,450,000	$(1,929,000)	$(2,286,000)	$715,000	$16,513,000

Balance at September 30, 2016	8,277,160	$4,223,000	$1,345,000	$13,852,000	$(3,920,000)	$(2,286,000)	$530,000	$13,744,000
Distributions to non-controlling interests	—	—	—	—	—	—	(616,000)	(616,000)
Net earnings	—	—	—	1,026,000	—	—	534,000	1,560,000
Share-based compensation	—	—	3,000	—	—	—	—	3,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(48,000)	—	—	(48,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	193,000	—	—	193,000
Balance at March 31, 2017	8,277,160	$4,223,000	$1,348,000	$14,878,000	$(3,775,000)	$(2,286,000)	$448,000	$14,836,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$1,560,000	$(2,861,000)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Equity in income of affiliates	(2,156,000)	(416,000)
Depletion, depreciation, and amortization	708,000	753,000
Distribution of income from equity investees	2,164,000	—
Retirement benefits expense	345,000	265,000
Accretion of asset retirement obligation	213,000	226,000
Deferred income tax expense (benefit)	114,000	(89,000)
Asset retirement obligation payments	(480,000)	(125,000)
Share-based compensation expense (benefit)	45,000	(23,000)
Retirement plan contributions	(355,000)	(353,000)
Sale of interest in leasehold land, net of fees paid	(1,418,000)	(413,000)
Decrease from changes in current assets and liabilities	(424,000)	(1,571,000)
Net cash provided by (used in) operating activities	316,000	(4,607,000)
Cash flows from investing activities:
Distribution from equity investees in excess of earnings	652,000	—
Proceeds from sale of interest in leasehold land, net of fees paid	1,418,000	413,000
Decrease in restricted cash	—	4,957,000
Capital expenditures - oil and natural gas	(447,000)	(598,000)
Capital expenditures - all other	(120,000)	(39,000)
Net cash provided by investing activities	1,503,000	4,733,000
Cash flows from financing activities:
Distributions to non-controlling interests	(616,000)	(86,000)
Decrease in restricted cash	—	166,000
Net cash (used in) provided by financing activities	(616,000)	80,000
Effect of exchange rate changes on cash and cash equivalents	(98,000)	272,000
Net increase in cash and cash equivalents	1,105,000	478,000
Cash and cash equivalents at beginning of period	15,550,000	8,471,000
Cash and cash equivalents at end of period	$16,655,000	$8,949,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2017, results of operations and comprehensive income (loss) for the three and six months ended March 31, 2017 and 2016, and equity and cash flows for the six months ended March 31, 2017 and 2016, have been made. The results of operations for the period ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

Reclassifications

Fees related to percentage of sales payments have been reclassified to general and administrative expenses rather than being presented net with sale of interest in leasehold land revenues for the prior year periods to conform to the current year periods presentation.

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

In July 2015, the FASB issued ASU No. 2015-12, "Plan Accounting: (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient." This ASU aims to simplify the accounting and presentation of plan accounting. Part I of this ASU requires fully benefit-responsive investment contracts to be measured at contract value instead of the current fair value measurement. Part II simplifies the investment disclosure requirements for employee benefit plans. Part III provides an alternative measurement date for fiscal periods that do not coincide with a month-end date. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments." This ASU eliminates the requirement to account for business combination measurement period adjustments retrospectively. Measurement period adjustments will now be recognized prospectively in the reporting period in which the adjustment amount is determined. The nature and amount of any measurement period adjustments recognized during the reporting period must be disclosed, including the value of the adjustment to each current period income statement line item relating to the income effects that would have been recognized in previous periods if the adjustment to provisional amounts were recognized as of the acquisition date. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

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

Options to purchase 621,250 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2017 and 2016, as their inclusion would have been antidilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Three months ended March 31, 2017
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(615,000)	8,277,160	$(0.07)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(615,000)	8,277,160	$(0.07)

	Six months ended March 31, 2017
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$1,026,000	8,277,160	$0.12
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$1,026,000	8,277,160	$0.12

	Three months ended March 31, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,608,000)	8,277,160	$(0.19)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,608,000)	8,277,160	$(0.19)

	Six months ended March 31, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(3,017,000)	8,277,160	$(0.36)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(3,017,000)	8,277,160	$(0.36)

3.    ASSET HELD FOR SALE

At March 31, 2017, the Company's New York office was listed for sale. Accordingly, the Company designated this property as an asset held for sale and the carrying value in the aggregate amount of $1,829,000 is included in "Asset held for sale" on the Company's Condensed Consolidated Balance Sheets at March 31, 2017 and September 30, 2016. On May 2, 2017, the office was sold for approximately $2,370,000, net of related costs, resulting in an estimated gain of $540,000, which will be recognized in the quarter ending June 30, 2017.

4.    INVESTMENT HELD FOR SALE

At March 31, 2017, Kaupulehu 2007, LLLP owned one residential lot available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

5.    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	March 31, 2017	September 30, 2016
Investment in Kukio Resort land development partnerships	$2,842,000	$3,502,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$2,892,000	$3,552,000

Investment in Kukio Resort land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LLLP (“KD II”), is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of March 31, 2017, 25 lots remained to be sold at Kaupulehu Increment I.

During the six months ended March 31, 2017, Barnwell received net cash distributions in the amount of $2,509,000 from the Kukio Resort land development partnerships after distributing $307,000 to minority interests.

Barnwell's share of the loss of its equity affiliates was $170,000 for the three months ended March 31, 2017. Equity in income of affiliates was $2,156,000 for the six months ended March 31, 2017 and $253,000 and $416,000 for the three and six months ended March 31, 2016, respectively. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $331,000 as of March 31, 2017, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $1,000 and $20,000 for the three and six months ended March 31, 2017, respectively, and $4,000 and $17,000 for the three and six months ended March 31, 2016, respectively, increased equity in income of affiliates.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at March 31, 2017 totaled approximately $325,000 and relate to certain construction contracts of KD I. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I and certain other partners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of March 31, 2017, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $3,167,000, consisting of the carrying value of the investment of $2,842,000 and $325,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Three months ended March 31,
	2017	2016
Revenue	$1,322,000	$4,416,000
Gross profit	$454,000	$2,097,000
Net (loss) earnings	$(598,000)	$1,168,000

	Six months ended March 31,
	2017	2016
Revenue	$26,196,000	$8,119,000
Gross profit	$11,950,000	$3,454,000
Net earnings	$10,062,000	$1,991,000

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 14).

The following table summarizes the percentage of sales payment proceeds received from KD I and KD II.

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$330,000	$1,678,000	$480,000
Fees - included in general and administrative expenses	—	(46,000)	(260,000)	(67,000)
Proceeds from sale of interest in leasehold land, net of fees paid	$—	$284,000	$1,418,000	$413,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

6.    LONG-TERM DEBT

Canadian revolving demand facility

In June 2016, Barnwell entered into an agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $375,000 at the March 31, 2017 exchange rate. Borrowings under this facility were $0 at March 31, 2017 and September 30, 2016, and issued letters of credit were $33,000 at March 31, 2017. The obligations under the credit facility were secured by a $500,000 Canadian dollar guaranteed investment certificate pledged to Royal Bank of Canada, which is classified as "Restricted cash" on the accompanying Condensed Consolidated Balance Sheets at U.S. $375,000 and U.S. $381,000 at the March 31, 2017 and September 30, 2016 exchange rates, respectively.

In April 2017, the revolving demand facility was canceled and the guaranteed investment certificate matured and the funds were reclassified to cash.

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2017	2016	2017	2016	2017	2016
Service cost	$72,000	$65,000	$15,000	$16,000	$—	$—
Interest cost	87,000	91,000	20,000	20,000	22,000	14,000
Expected return on plan assets	(141,000)	(112,000)	—	—	—	—
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	(1,000)	—	—
Amortization of net actuarial loss	41,000	34,000	8,000	4,000	47,000	—
Net periodic benefit cost	$60,000	$79,000	$42,000	$39,000	$69,000	$14,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2017	2016	2017	2016	2017	2016
Service cost	$144,000	$130,000	$31,000	$32,000	$—	$—
Interest cost	174,000	182,000	41,000	40,000	44,000	28,000
Expected return on plan assets	(282,000)	(224,000)	—	—	—	—
Amortization of prior service cost (credit)	2,000	2,000	(2,000)	(2,000)	—	—
Amortization of net actuarial loss	82,000	68,000	17,000	9,000	94,000	—
Net periodic benefit cost	$120,000	$158,000	$87,000	$79,000	$138,000	$28,000

Barnwell contributed $350,000 to the Pension Plan during the six months ended March 31, 2017 and estimates that it will make further contributions of approximately $650,000 during the remainder of fiscal 2017. In January 2017, the Postretirement Medical plan commenced payments for retiree medical insurance benefits. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2017 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.    INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
United States	$(651,000)	$(682,000)	$1,411,000	$(1,408,000)
Canada	(251,000)	(1,190,000)	(619,000)	(2,066,000)
	$(902,000)	$(1,872,000)	$792,000	$(3,474,000)

The components of the income tax benefit are as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Current	$(276,000)	$(159,000)	$(348,000)	$(368,000)
Deferred	(11,000)	(105,000)	114,000	(89,000)
	$(287,000)	$(264,000)	$(234,000)	$(457,000)

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

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Revenues:
Oil and natural gas	$1,409,000	$621,000	$2,550,000	$1,469,000
Land investment	—	330,000	1,678,000	480,000
Contract drilling	1,580,000	550,000	2,986,000	1,382,000
Other	14,000	47,000	69,000	89,000
Total before interest income	3,003,000	1,548,000	7,283,000	3,420,000
Interest income	26,000	20,000	36,000	22,000
Total revenues	$3,029,000	$1,568,000	$7,319,000	$3,442,000
Depletion, depreciation, and amortization:
Oil and natural gas	$292,000	$305,000	$527,000	$579,000
Contract drilling	70,000	62,000	136,000	123,000
Other	22,000	24,000	45,000	51,000
Total depletion, depreciation, and amortization	$384,000	$391,000	$708,000	$753,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$317,000	$(698,000)	$377,000	$(863,000)
Land investment	—	330,000	1,678,000	480,000
Contract drilling	660,000	(130,000)	836,000	91,000
Other	(8,000)	23,000	24,000	38,000
Total operating profit (loss)	969,000	(475,000)	2,915,000	(254,000)
Equity in (loss) income of affiliates:
Land investment	(170,000)	253,000	2,156,000	416,000
General and administrative expenses	(1,752,000)	(1,574,000)	(3,775,000)	(3,436,000)
Interest expense	(2,000)	(33,000)	(6,000)	(66,000)
Interest income	26,000	20,000	36,000	22,000
(Loss) earnings before income taxes	$(929,000)	$(1,809,000)	$1,326,000	$(3,318,000)

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Foreign currency translation:
Beginning accumulated foreign currency translation	$836,000	$663,000	$906,000	$819,000
Change in cumulative translation adjustment before reclassifications	22,000	272,000	(48,000)	116,000
Income taxes	—	—	—	—
Net current period other comprehensive income (loss)	22,000	272,000	(48,000)	116,000
Ending accumulated foreign currency translation	858,000	935,000	858,000	935,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(4,729,000)	(2,902,000)	(4,826,000)	(2,941,000)
Amortization of net actuarial loss and prior service cost	96,000	38,000	193,000	77,000
Income taxes	—	—	—	—
Net current period other comprehensive income	96,000	38,000	193,000	77,000
Ending accumulated retirement plans benefit cost	(4,633,000)	(2,864,000)	(4,633,000)	(2,864,000)
Accumulated other comprehensive loss, net of taxes	$(3,775,000)	$(1,929,000)	$(3,775,000)	$(1,929,000)

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

12.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. Barnwell’s working interest in the well is 50% and as non-operator we have no control over the actual cost or timing of the remediation. In February 2016 we accrued approximately $200,000 for estimated probable environmental remediation costs, which was the balance of the accrual at September 30, 2016. However, based on recent information from the operator of the well, the cost to remediate will be less than originally estimated and Barnwell reduced the liability to approximately $19,000 at March 31, 2017, which has not been discounted and was accrued in "Accrued operating and other expenses" on the Condensed Consolidated Balance Sheets.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified site, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 5 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

13.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$5,000	$64,000
Income taxes refunded, net	$(180,000)	$—
Supplemental disclosure of non-cash investing and financing activities:
Release of restricted cash held in escrow for tax installment	$—	$2,000,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $183,000 and $69,000 during the six months ended March 31, 2017 and 2016, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $62,000 and increased $123,000 during the six months ended March 31, 2017 and 2016, respectively.

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

During the six months ended March 31, 2017, Barnwell received $1,678,000 in percentage of sales payments from KD II from the sale of one lot within Increment II. During the six months ended March 31, 2016, Barnwell received $480,000 in percentage of sales payments from KD I from the sale of two lots within Phase II of Increment I.

15.    SUBSEQUENT EVENT

On May 2, 2017, the Company's New York office was sold for approximately $2,370,000, net of related costs, resulting in an estimated gain of $540,000, which will be recognized in the quarter ending June 30, 2017.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2017. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Subsequent to the issuance of ASU No. 2014-09, the FASB issued additional ASUs related to this revenue guidance. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations,” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licenses in customer contracts. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which addresses completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectibility when determining whether a transaction represents a valid contract. In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606," which includes thirteen technical corrections or improvements that affect only narrow aspects of the guidance in ASU No. 2014-09. ASU No. 2014-09 and all of the related ASUs have the same effective date. On July 9, 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of the original effective date, which is annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. The new standard is to be applied retrospectively and permits the use of either the retrospective or cumulative effect transition method. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

In February 2017, the FASB issued ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. ASU No. 2017-05 is effective at the same time as the revenue standard in ASU No. 2014-09, “Revenue from Contracts with Customers” goes into effect, which is annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers to report the service cost component separate from the other components of net pension benefit costs. The changes to the standard require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The adoption of this update will impact the presentation and disclosure of net pension benefit costs.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP ("KD I") resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 25 remained to be sold at March 31, 2017, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

•
The right to receive percentage of sales payments from KD Acquisition II, LLLP ("KD II") resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the gross proceeds from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive up to $8,000,000 in additional payments after the members of KD II have received distributions equal to the original basis of capital invested in the project. The managing partner of KD II has represented that KD II’s partners are nearing recovery of the original basis of the capital invested in the project, and once that threshold is reached, Kaupulehu Developments would be entitled to receive 50% of any such post-threshold distributions from KD II up to a maximum of $8,000,000. The amount and timing of any such receipts by Kaupulehu Developments cannot be determined at this time as distributions by KD II are solely at the discretion of KD II’s managing partner, who holds the controlling interest in KD II, and as future distributions are also dependent upon the future performance of KD II’s operations. Two ocean front parcels approximately two to three acres in size were developed within Increment II by KD II. At March 31, 2017, both of the parcels have been sold and the remaining acreage within Increment II is not yet under development.

•
An indirect 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of March 31, 2017, 25 lots remained to be sold at Kaupulehu Increment I.

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

Changes in Business Environment

Oil and Natural Gas Segment

Our revenues, profitability, and future rate of growth are dependent on oil and natural gas prices. Since late 2014 the industry has experienced significant instability in oil and natural gas prices with the lowest level of prices realized in early 2016. Barnwell realized an average price for oil of $41.63 per barrel during the six months ended March 31, 2017, an increase of 57% from $26.46 per barrel realized during the same period in the prior year. The increase in the average price for oil in recent months is primarily a result of agreements made by both OPEC and non-OPEC producers in late 2016 to reduce production. Barnwell realized an average price for natural gas of $2.27 per Mcf during the six months ended March 31, 2017, an increase of 71% from $1.33 per Mcf realized during the same period in the prior year. Natural gas prices were depressed to historic low levels in 2016 as a result of weak growth in demand and a mild winter which led to storage levels exceeding the five-year average. While storage remains high in 2017, it has declined from the record levels of 2016.

Credit and capital markets for oil and natural gas companies have been negatively affected as well, resulting in a decline in sources of financing as compared to previous years. Low prices for oil and natural gas could have a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves, and our ability to finance operations.

Results of Operations

Summary

Net loss attributable to Barnwell for the three months ended March 31, 2017 totaled $615,000, a $993,000 increase in operating results from a net loss of $1,608,000 for the three months ended March 31, 2016. The following factors affected the results of operations for the three months ended March 31, 2017 as compared to the prior year period:

•	A $1,015,000 increase in oil and natural gas segment operating results, before income taxes, due primarily to increases in prices for all products;

•	A $790,000 increase in contract drilling operating results, before income taxes, primarily resulting from increased activity;

•
A $330,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to decreased percentage of sales receipts as a result of no lot sales by the Kukio Resort land development partnerships in the current quarter;

•	A $178,000 increase in general and administrative expenses; and

•	A $423,000 decrease in equity in income from affiliates as a result of decreased Kukio Resort land development partnerships’ operating results.

Barnwell earned net income of $1,026,000 for the six months ended March 31, 2017, a $4,043,000 increase in operating results from a net loss of $3,017,000 for the six months ended March 31, 2016. The following factors affected the results of operations for the six months ended March 31, 2017 as compared to the prior year period:

•	A $1,240,000 increase in oil and natural gas segment operating results, before income taxes, due primarily to increases in prices for all products;

•
A $1,198,000 increase in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to increased percentage of sales receipts as a result of the Kukio Resort land development partnerships’ sale of a two-acre ocean front parcel in Kaupulehu Increment II for $20,975,000 from which we received an 8% percentage of sale payment;

•	A $745,000 increase in contract drilling operating results, before income taxes, primarily resulting from increased activity;

•	A $339,000 increase in general and administrative expenses; and

•	A $1,740,000 increase in equity in income from affiliates as a result of increased Kukio Resort land development partnerships’ operating results.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 4% and 2% in the three and six months ended March 31, 2017, respectively, as compared to the same periods in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 2% at March 31, 2017, as compared to September 30, 2016. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net earnings (loss). Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2017 was $22,000, a $250,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $272,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2017 was $48,000, a $164,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $116,000 for the same period in the prior year. There were no taxes on other comprehensive income due to foreign currency translation adjustments in the three and six months ended March 31, 2017 and 2016 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2017	2016	$	%
Natural Gas (Mcf)*	$2.24	$0.93	$1.31	141%
Oil (Bbls)**	$43.00	$21.95	$21.05	96%
Liquids (Bbls)**	$30.00	$22.00	$8.00	36%

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2017	2016	$	%
Natural Gas (Mcf)*	$2.27	$1.33	$0.94	71%
Oil (Bbls)**	$41.63	$26.46	$15.17	57%
Liquids (Bbls)**	$29.65	$22.22	$7.43	33%

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2017	2016	Units	%
Natural Gas (Mcf)*	99,000	120,000	(21,000)	(18%)
Oil (Bbls)**	24,000	21,000	3,000	14%
Liquids (Bbls)**	1,000	1,000	—	—%

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2017	2016	Units	%
Natural Gas (Mcf)*	203,000	252,000	(49,000)	(19%)
Oil (Bbls)**	45,000	39,000	6,000	15%
Liquids (Bbls)**	2,000	3,000	(1,000)	(33%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated $317,000 of operating income before general and administrative expenses in the three months ended March 31, 2017, an increase in operating results of $1,015,000 as compared to the $698,000 operating loss generated during the same period of the prior year. The oil and natural gas segment generated $377,000 of operating income before general and administrative expenses in the six months ended March 31, 2017, an increase in operating results of $1,240,000 as compared to the $863,000 operating loss generated during the same period of the prior year.

Oil and natural gas revenues increased $788,000 (127%) and $1,081,000 (74%) for the three and six months ended March 31, 2017, respectively, as compared to the same periods in the prior year primarily due to increases in prices for all products. Oil and natural gas operating expenses decreased $214,000 (21)% and $107,000 (6)% for the three and six months ended March 31, 2017, respectively, as compared to the same periods in the prior year primarily as a result of a reduction in the estimated probable remediation costs for a gas migration at one of our non-operated wells for which approximately $200,000 was originally accrued in the prior year quarter and was adjusted down to approximately $23,000 in the current year quarter based on recent information from the operator. This decrease in operating expenses was partially offset by an increase in workover costs in the current year periods as compared the the same periods in the prior year.

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

The following table summarizes the percentage of sales payment proceeds received from KD I and KD II:

	Three months ended March 31,		Six months ended March 31,
	2017	2016	2017	2016
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$330,000	$1,678,000	$480,000
Fees - included in general and administrative expenses	—	(46,000)	(260,000)	(67,000)
Proceeds from the sale of interest in leasehold land, net of fees paid	$—	$284,000	$1,418,000	$413,000

The Kukio Resort land development partnerships had no lot sales during the three months ended March 31, 2017. During the six months ended March 31, 2017, KD II sold the second of two large ocean front lots within Increment II for $20,975,000 and Kaupulehu Developments received a percentage of sales payment in the amount of $1,678,000 from KD II representing 8% of the gross sales price of the parcel. KD I sold one single-family lot within Phase II of Increment I during the three months ended March 31, 2016 and there was a sale of one single-family lot in Phase II of Increment I during the first quarter of fiscal 2016.

As of March 31, 2017, 25 single-family lots of the 80 lots developed within Increment I remained to be sold. Two ocean front parcels approximately two to three acres in size were developed within Increment II by KD II, both of which have been sold, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs increased $1,030,000 (187%) and $232,000 (38%), respectively, for the three months ended March 31, 2017, as compared to the same period in the prior year. The contract drilling segment generated a $660,000 operating profit before general and administrative expenses in the three months ended March 31, 2017, an increase in operating results of $790,000 as compared to the $130,000 operating loss generated during the same period of the prior year.

Contract drilling revenues and contract drilling costs increased $1,604,000 (116%) and $846,000 (72%), respectively, for the six months ended March 31, 2017, as compared to the same period in the prior year. The contract drilling segment generated an $836,000 operating profit before general and administrative expenses in the six months ended March 31, 2017, an increase in operating results of $745,000 as compared to the $91,000 operating profit generated during the same period of the prior year.

The increase in operating results for both periods as compared to the prior year periods was primarily due to increased activity on a contract for the plugging and abandonment of two geothermal wells. The job was completed as of March 31, 2017.

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

General and administrative expenses

General and administrative expenses increased $178,000 (11%) for the three months ended March 31, 2017, as compared to the same period in the prior year. The increase was primarily due to a $134,000 increase in director's fees and a $121,000 increase in compensation costs slightly offset by a $46,000 decrease in professional fees related to percentage of sales payments. The Chairman of the Board resigned as Chief Executive Officer effective December 31, 2016 and as such began collecting a director's fee on January 1, 2017. Compensation costs increased in the current quarter primarily due to increased stock appreciation rights expense as a result of the increase in Barnwell's stock price and an increase in postretirement medical plan expense.

General and administrative expenses increased $339,000 (10%) for the six months ended March 31, 2017, as compared to the same period in the prior year. The increase was primarily due to a $193,000 increase in professional fees related to higher percentage of sales payments received in the current year period, a $124,000 increase in director's fees, as discussed above, and a $119,000 increase in compensation costs primarily due to increased stock appreciation rights expense as a result of the increase in Barnwell's stock price and an increase in postretirement medical plan expense. These increases were slightly offset by a $65,000 decrease in holding costs related to the home that was sold in April 2016.

Equity in income (loss) of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $170,000 during the three months ended March 31, 2017 as compared to allocated income of $253,000 during the three months ended March 31, 2016. The decrease in the allocated partnership income in the current year period is primarily due to no lots being sold by the investee partnerships in the current year period, as compared to one lot sold in the prior year period.

Barnwell was allocated partnership income of $2,156,000 during the six months ended March 31, 2017, as compared to allocated income of $416,000 during the six months ended March 31, 2016. The increase in the allocated partnership income in the current year period is due to the investee partnerships' sale of the second of two large ocean front parcels in Kaupulehu Increment II for $20,975,000 in December 2016.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2017, after adjusting earnings (loss) before income taxes for non-controlling interests, was 32% and (30%), respectively, as compared to 14% and 13% for the three and six months ended March 31, 2016, respectively.
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

Net loss attributable to non-controlling interests for the three months ended March 31, 2017 totaled $27,000, as compared to net earnings attributable to non-controlling interests of $63,000 for the same period in the prior year. The $90,000 (143%) decrease is due primarily to less percentage of sales proceeds received and a decrease in the amount of Kukio land development partnership income allocated to non-controlling interests in the current year period as compared to the same period in the prior year.

Net earnings attributable to non-controlling interests for the six months ended March 31, 2017 totaled $534,000, as compared to net earnings attributable to non-controlling interests of $156,000 for the same period in the prior year. The $378,000 (242%) increase is due to an increase in percentage of sales proceeds received and an increase in the amount of Kukio land development partnership income allocated to non-controlling interests in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At March 31, 2017, Barnwell had $18,074,000 in working capital.

Cash Flows

Cash flows provided by operations totaled $316,000 for the six months ended March 31, 2017, as compared to cash flows used in operations of $4,607,000 for the same period in the prior year. This $4,923,000 increase in operating cash flows was primarily due to a $2,164,000 distribution of income received from the Kukio Resort land development partnerships in the current year period, an increase in both oil and natural gas and contract drilling operating results, and changes in working capital.

Cash flows provided by investing activities totaled $1,503,000 during the six months ended March 31, 2017, as compared to $4,733,000 during the same period of the prior year. The $3,230,000 decrease in investing cash flows was primarily due to a $4,957,000 release of restricted cash in the prior year period partially offset by a $1,005,000 increase in percentage of sales proceeds received in the current year period as compared to the prior year period and a $652,000 distribution of capital received from the Kukio Resort land development partnerships in the current year period.

Net cash used in financing activities totaled $616,000 for the six months ended March 31, 2017, as compared to $80,000 of net cash provided by financing activities during the same period of the prior year. The $696,000 change in cash flows was primarily due to a $530,000 increase in distributions to non-controlling interests in the current year period as compared to the prior year period and a $166,000 release of restricted cash in the prior year period.

On May 2, 2017, the Company's New York office was sold for approximately $2,370,000, net of related costs, resulting in an estimated gain of $540,000, which will be recognized in the quarter ending June 30, 2017.

Credit Arrangements

In June 2016, Barnwell entered into an agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars, or U.S. $375,000 at the March 31, 2017 exchange rate. Borrowings under this facility were $0 at March 31, 2017 and September 30, 2016, and issued letters of credit were $33,000 at March 31, 2017. The obligations under the credit facility were secured by a $500,000 Canadian dollar, or U.S. $375,000 at the March 31, 2017 exchange rate, guaranteed investment certificate pledged to Royal Bank of Canada.

In April 2017, the revolving demand facility was canceled and the guaranteed investment certificate matured and the funds were reclassified to cash.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $7,000 and $264,000 for the three and six months ended March 31, 2017, respectively, as compared to $55,000 and $529,000 for the same periods in the prior year. Barnwell estimates that investments in oil and natural gas properties for fiscal 2017 will range from $2,000,000 to $4,500,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Asset Retirement Obligation

In July 2014, the Alberta Energy Regulator introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to reactivate, suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were noncompliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year. The impact of this program was incorporated into Barnwell's estimate of its asset retirement obligations beginning in fiscal 2014. At March 31, 2017, the current portion of the asset retirement obligation was $1,007,000.

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

Contingencies

Environmental Matters

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. Barnwell’s working interest in the well is 50% and as non-operator we have no control over the actual cost or timing of the remediation. In February 2016 we accrued approximately $200,000 for estimated probable environmental remediation costs, which was the balance of the accrual at September 30, 2016. However, based on recent information from the operator of the well, the cost to remediate will be less than originally estimated and Barnwell reduced the liability to approximately $19,000 at March 31, 2017.

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

As of March 31, 2017, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2017 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	May 11, 2017	/s/ Russell M. Gifford
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