Form 10-Q
period 2017-06-30
BARNWELL INDUSTRIES INC
filed 2017-08-09
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No

As of August 7, 2017 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$16,124,000	$15,550,000
Certificates of deposit	2,480,000	—
Restricted cash	—	381,000
Accounts and other receivables, net of allowance for doubtful accounts of: $52,000 at June 30, 2017; $40,000 at September 30, 2016	1,766,000	1,228,000
Income taxes receivable	989,000	378,000
Asset held for sale	—	1,829,000
Investment held for sale	1,192,000	1,192,000
Other current assets	916,000	556,000
Total current assets	23,467,000	21,114,000
Investments	2,861,000	3,552,000
Property and equipment	75,938,000	76,868,000
Accumulated depletion, depreciation, and amortization	(71,288,000)	(69,966,000)
Property and equipment, net	4,650,000	6,902,000
Total assets	$30,978,000	$31,568,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,160,000	$1,423,000
Accrued capital expenditures	241,000	439,000
Accrued operating and other expenses	1,042,000	1,031,000
Accrued compensation	495,000	449,000
Current portion of asset retirement obligation	1,040,000	1,017,000
Other current liabilities	446,000	377,000
Total current liabilities	4,424,000	4,736,000
Liability for retirement benefits	6,508,000	6,707,000
Asset retirement obligation	5,319,000	6,177,000
Deferred income taxes	267,000	204,000
Total liabilities	16,518,000	17,824,000
Commitments and contingencies (Note 13)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at June 30, 2017 and September 30, 2016	4,223,000	4,223,000
Additional paid-in capital	1,349,000	1,345,000
Retained earnings	14,366,000	13,852,000
Accumulated other comprehensive loss, net	(3,643,000)	(3,920,000)
Treasury stock, at cost: 167,900 shares at June 30, 2017 and September 30, 2016	(2,286,000)	(2,286,000)
Total stockholders' equity	14,009,000	13,214,000
Non-controlling interests	451,000	530,000
Total equity	14,460,000	13,744,000
Total liabilities and equity	$30,978,000	$31,568,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Revenues:
Oil and natural gas	$940,000	$768,000	$3,490,000	$2,237,000
Contract drilling	360,000	120,000	3,346,000	1,502,000
Sale of interest in leasehold land	—	1,775,000	1,678,000	2,255,000
Residential real estate	—	5,700,000	—	5,700,000
Gas processing and other	40,000	126,000	145,000	237,000
	1,340,000	8,489,000	8,659,000	11,931,000
Costs and expenses:
Oil and natural gas operating	620,000	757,000	2,266,000	2,510,000
Contract drilling operating	593,000	263,000	2,607,000	1,431,000
Residential real estate	—	5,510,000	—	5,510,000
General and administrative	1,344,000	1,709,000	5,119,000	5,145,000
Depletion, depreciation, and amortization	234,000	448,000	942,000	1,201,000
Impairment of oil and natural gas properties	—	1,154,000	—	1,154,000
Gain on sales of assets	(527,000)	(472,000)	(527,000)	(472,000)
Interest expense	1,000	19,000	7,000	85,000
	2,265,000	9,388,000	10,414,000	16,564,000
Loss before equity in (loss) income of affiliates and income taxes	(925,000)	(899,000)	(1,755,000)	(4,633,000)
Equity in (loss) income of affiliates	(31,000)	2,200,000	2,125,000	2,616,000
(Loss) earnings before income taxes	(956,000)	1,301,000	370,000	(2,017,000)
Income tax benefit	(442,000)	(72,000)	(676,000)	(529,000)
Net (loss) earnings	(514,000)	1,373,000	1,046,000	(1,488,000)
Less: Net (loss) earnings attributable to non-controlling interests	(2,000)	598,000	532,000	754,000
Net (loss) earnings attributable to Barnwell Industries, Inc.	$(512,000)	$775,000	$514,000	$(2,242,000)
Basic and diluted net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.06)	$0.09	$0.06	$(0.27)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Net (loss) earnings	$(514,000)	$1,373,000	$1,046,000	$(1,488,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	81,000	(3,000)	33,000	113,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	51,000	50,000	244,000	127,000
Total other comprehensive income	132,000	47,000	277,000	240,000
Total comprehensive (loss) income	(382,000)	1,420,000	1,323,000	(1,248,000)
Less: Comprehensive (loss) income attributable to non-controlling interests	(2,000)	598,000	532,000	754,000
Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(380,000)	$822,000	$791,000	$(2,002,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended June 30, 2017 and 2016
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2015	8,277,160	$4,223,000	$1,335,000	$17,467,000	$(2,122,000)	$(2,286,000)	$645,000	$19,262,000
Distributions to non-controlling interests	—	—	—	—	—	—	(866,000)	(866,000)
Net earnings (loss)	—	—	—	(2,242,000)	—	—	754,000	(1,488,000)
Share-based compensation	—	—	8,000	—	—	—	—	8,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	113,000	—	—	113,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	127,000	—	—	127,000
Balance at June 30, 2016	8,277,160	$4,223,000	$1,343,000	$15,225,000	$(1,882,000)	$(2,286,000)	$533,000	$17,156,000

Balance at September 30, 2016	8,277,160	$4,223,000	$1,345,000	$13,852,000	$(3,920,000)	$(2,286,000)	$530,000	$13,744,000
Contributions from non-controlling interests	—	—	—	—	—	—	6,000	6,000
Distributions to non-controlling interests	—	—	—	—	—	—	(617,000)	(617,000)
Net earnings	—	—	—	514,000	—	—	532,000	1,046,000
Share-based compensation	—	—	4,000	—	—	—	—	4,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	33,000	—	—	33,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	244,000	—	—	244,000
Balance at June 30, 2017	8,277,160	$4,223,000	$1,349,000	$14,366,000	$(3,643,000)	$(2,286,000)	$451,000	$14,460,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$1,046,000	$(1,488,000)
Adjustments to reconcile net earnings (loss) to net cash
(used in) provided by operating activities:
Equity in income of affiliates	(2,125,000)	(2,616,000)
Depletion, depreciation, and amortization	942,000	1,201,000
Impairment of oil and natural gas properties	—	1,154,000
Gain on sale of asset	(527,000)	—
Gain on sale of oil and natural gas properties	—	(472,000)
Distribution of income from equity investees	2,164,000	3,714,000
Retirement benefits expense	404,000	389,000
Accretion of asset retirement obligation	296,000	345,000
Deferred income tax expense (benefit)	64,000	(2,000)
Asset retirement obligation payments	(713,000)	(217,000)
Share-based compensation expense (benefit)	23,000	(33,000)
Retirement plan contributions and payments	(359,000)	(1,104,000)
Sale of interest in leasehold land, net of fees paid	(1,418,000)	(1,915,000)
Real estate held for sale	—	5,132,000
Decrease from changes in current assets and liabilities	(1,627,000)	(1,044,000)
Net cash (used in) provided by operating activities	(1,830,000)	3,044,000
Cash flows from investing activities:
Purchase of certificates of deposit	(2,480,000)	—
Decrease in restricted cash	—	7,089,000
Distribution from equity investees in excess of earnings	652,000	1,646,000
Proceeds from sale of interest in leasehold land, net of fees paid	1,418,000	1,915,000
Proceeds from the sale of assets, net of closing costs	2,360,000	—
Proceeds from the sale of oil and natural gas properties	1,238,000	—
Capital expenditures - oil and natural gas	(498,000)	(673,000)
Capital expenditures - all other	(120,000)	(45,000)
Net cash provided by investing activities	2,570,000	9,932,000
Cash flows from financing activities:
Repayments of long-term debt	—	(3,440,000)
Distributions to non-controlling interests	(617,000)	(866,000)
Contributions from non-controlling interests	6,000	—
Decrease in restricted cash	372,000	54,000
Net cash used in financing activities	(239,000)	(4,252,000)
Effect of exchange rate changes on cash and cash equivalents	73,000	238,000
Net increase in cash and cash equivalents	574,000	8,962,000
Cash and cash equivalents at beginning of period	15,550,000	8,471,000
Cash and cash equivalents at end of period	$16,124,000	$17,433,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2017, results of operations and comprehensive income (loss) for the three and nine months ended June 30, 2017 and 2016, and equity and cash flows for the nine months ended June 30, 2017 and 2016, have been made. The results of operations for the period ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

Recently Adopted Accounting Pronouncements

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

Options to purchase 621,250 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2017 and 2016, as their inclusion would have been antidilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Three months ended June 30, 2017
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(512,000)	8,277,160	$(0.06)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(512,000)	8,277,160	$(0.06)

	Nine months ended June 30, 2017
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$514,000	8,277,160	$0.06
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$514,000	8,277,160	$0.06

	Three months ended June 30, 2016
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$775,000	8,277,160	$0.09
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$775,000	8,277,160	$0.09

	Nine months ended June 30, 2016
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(2,242,000)	8,277,160	$(0.27)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(2,242,000)	8,277,160	$(0.27)

3.    ASSET HELD FOR SALE

The Company's New York office was designated as an asset held for sale and the carrying value in the aggregate amount of $1,829,000 was included in "Asset held for sale" on the Company's Condensed Consolidated Balance Sheet at September 30, 2016. On May 2, 2017, the Company's New York office was sold for approximately $2,360,000, net of related costs, resulting in a gain of $527,000, which was recognized in the quarter ended June 30, 2017.

4.    INVESTMENT HELD FOR SALE

At June 30, 2017, Kaupulehu 2007, LLLP owned one residential lot available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

5.    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	June 30, 2017	September 30, 2016
Investment in Kukio Resort land development partnerships	$2,811,000	$3,502,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$2,861,000	$3,552,000

Investment in Kukio Resort land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LLLP (“KD II”), is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of June 30, 2017, 25 lots remained to be sold at Kaupulehu Increment I.

During the nine months ended June 30, 2017, Barnwell received net cash distributions in the amount of $2,509,000 from the Kukio Resort land development partnerships after distributing $307,000 to minority interests. During the nine months ended June 30, 2016, Barnwell received net cash distributions in the amount of $5,320,000 from the Kukio Resort land development partnerships after distributing $40,000 to minority interests.

Barnwell's share of the loss of its equity affiliates was $31,000 for the three months ended June 30, 2017. Equity in income of affiliates was $2,125,000 for the nine months ended June 30, 2017 and $2,200,000 and $2,616,000 for the three and nine months ended June 30, 2016, respectively. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $331,000 as of June 30, 2017, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $20,000 for the nine months ended June 30, 2017 and $17,000 and $34,000 for the three and nine months ended June 30, 2016, respectively, increased equity in income of affiliates. There was no basis difference adjustment for the three months ended June 30, 2017.

Barnwell, as well as KD I, KD II and certain other owners of the partnerships, have jointly and severally executed a surety indemnification agreement. Bonds issued by the surety at June 30, 2017 totaled approximately $325,000 and relate to certain construction contracts of KD I. If any such performance bonds are called, we may be obligated to reimburse the issuer of the performance bond as Barnwell, KD I and certain other partners are jointly and severally liable, however we believe that it is remote that a material amount of any currently outstanding performance bonds will be called. Performance bonds do not have stated expiration dates. Rather, the performance bonds are released as the underlying performance is completed.

As of June 30, 2017, Barnwell’s maximum loss exposure as a result of its investment in the Kukio Resort land development partnerships was approximately $3,136,000, consisting of the carrying value of the investment of $2,811,000 and $325,000 from the surety indemnification agreement of which we are jointly and severally liable.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Three months ended June 30,
	2017	2016
Revenue	$956,000	$23,584,000
Gross profit	$396,000	$10,732,000
Net earnings	$57,000	$10,029,000

	Nine months ended June 30,
	2017	2016
Revenue	$27,152,000	$31,703,000
Gross profit	$12,346,000	$14,186,000
Net earnings	$10,119,000	$12,020,000

Percentage of sales payments

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 15).

The following table summarizes the percentage of sales payment proceeds received from KD I and KD II.

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$1,775,000	$1,678,000	$2,255,000
Fees - included in general and administrative expenses	—	(273,000)	(260,000)	(340,000)
Proceeds from sale of interest in leasehold land, net of fees paid	$—	$1,502,000	$1,418,000	$1,915,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

6.    OIL AND NATURAL GAS PROPERTIES

In June 2017, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold a portion of its oil and natural gas property located in the Progress and Valhalla areas of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,076,000 in order to, among other things, reflect an economic effective date of April 1, 2017. The final determination of the customary adjustments to the purchase price has not yet been made, however, it is not expected to result in a material adjustment. From Barnwell's net proceeds, $552,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale, which is included in “Income taxes receivable” on the Condensed Consolidated Balance Sheet at June 30, 2017.

During the nine months ended June 30, 2017, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $162,000, of which $67,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sales which is included in “Income taxes receivable” on the Condensed Consolidated Balance Sheet at June 30, 2017.

No gain or loss was recognized related to these dispositions as these sales to multiple counterparties in unrelated transactions did not individually, or in aggregate, result in a significant alteration of the relationship between capitalized costs and proved reserves.

7.    LONG-TERM DEBT

Canadian revolving demand facility

In June 2016, Barnwell entered into an agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars. Borrowings under this facility were $0 at September 30, 2016. The obligations under the credit facility were secured by a $500,000 Canadian dollar guaranteed investment certificate pledged to Royal Bank of Canada, which is classified as "Restricted cash" on the accompanying Condensed Consolidated Balance Sheet at U.S. $381,000, at the September 30, 2016 exchange rate. In April 2017, the revolving demand facility was canceled and the guaranteed investment certificate matured and the funds were reclassified to cash.

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2017	2016	2017	2016	2017	2016
Service cost	$34,000	$65,000	$(5,000)	$19,000	$—	$—
Interest cost	78,000	91,000	1,000	24,000	22,000	14,000
Expected return on plan assets	(122,000)	(139,000)	—	—	—	—
Amortization of prior service cost (credit)	2,000	2,000	(2,000)	(2,000)	—	—
Amortization of net actuarial loss	21,000	38,000	(17,000)	12,000	47,000	—
Net periodic benefit cost	$13,000	$57,000	$(23,000)	$53,000	$69,000	$14,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2017	2016	2017	2016	2017	2016
Service cost	$178,000	$195,000	$26,000	$51,000	$—	$—
Interest cost	252,000	273,000	42,000	64,000	66,000	42,000
Expected return on plan assets	(404,000)	(363,000)	—	—	—	—
Amortization of prior service cost (credit)	4,000	4,000	(4,000)	(4,000)	—	—
Amortization of net actuarial loss	103,000	106,000	—	21,000	141,000	—
Net periodic benefit cost	$133,000	$215,000	$64,000	$132,000	$207,000	$42,000

Barnwell contributed $350,000 to the Pension Plan during the nine months ended June 30, 2017 and estimates that it will make further contributions of approximately $350,000 during the remainder of fiscal 2017. In January 2017, the Postretirement Medical plan commenced payments for retiree medical insurance benefits. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2017 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

9.    INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
United States	$(619,000)	$2,201,000	$792,000	$793,000
Canada	(335,000)	(1,498,000)	(954,000)	(3,564,000)
	$(954,000)	$703,000	$(162,000)	$(2,771,000)

The components of the income tax benefit are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Current	$(392,000)	$(159,000)	$(740,000)	$(527,000)
Deferred	(50,000)	87,000	64,000	(2,000)
	$(442,000)	$(72,000)	$(676,000)	$(529,000)

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort land development partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. In addition, the current income tax benefit for the three and nine months ended June 30, 2017 includes a $369,000 benefit from the lapsing of the statute of limitations on a previously accrued uncertain tax position. The Company has no remaining uncertain tax positions as of June 30, 2017.

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

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Revenues:
Oil and natural gas	$940,000	$768,000	$3,490,000	$2,237,000
Land investment	—	1,775,000	1,678,000	2,255,000
Contract drilling	360,000	120,000	3,346,000	1,502,000
Residential real estate	—	5,700,000	—	5,700,000
Other	19,000	109,000	88,000	198,000
Total before interest income	1,319,000	8,472,000	8,602,000	11,892,000
Interest income	21,000	17,000	57,000	39,000
Total revenues	$1,340,000	$8,489,000	$8,659,000	$11,931,000
Depletion, depreciation, and amortization:
Oil and natural gas	$145,000	$351,000	$672,000	$930,000
Contract drilling	69,000	64,000	205,000	187,000
Other	20,000	33,000	65,000	84,000
Total depletion, depreciation, and amortization	$234,000	$448,000	$942,000	$1,201,000
Impairment:
Oil and natural gas	$—	$1,154,000	$—	$1,154,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$175,000	$(1,494,000)	$552,000	$(2,357,000)
Land investment	—	1,775,000	1,678,000	2,255,000
Contract drilling	(302,000)	(207,000)	534,000	(116,000)
Residential real estate	—	190,000	—	190,000
Other	(1,000)	76,000	23,000	114,000
Gain on sales of assets	527,000	472,000	527,000	472,000
Total operating profit (loss)	399,000	812,000	3,314,000	558,000
Equity in (loss) income of affiliates:
Land investment	(31,000)	2,200,000	2,125,000	2,616,000
General and administrative expenses	(1,344,000)	(1,709,000)	(5,119,000)	(5,145,000)
Interest expense	(1,000)	(19,000)	(7,000)	(85,000)
Interest income	21,000	17,000	57,000	39,000
Earnings (loss) before income taxes	$(956,000)	$1,301,000	$370,000	$(2,017,000)

11.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Foreign currency translation:
Beginning accumulated foreign currency translation	$858,000	$935,000	$906,000	$819,000
Change in cumulative translation adjustment before reclassifications	81,000	(3,000)	33,000	113,000
Income taxes	—	—	—	—
Net current period other comprehensive income (loss)	81,000	(3,000)	33,000	113,000
Ending accumulated foreign currency translation	939,000	932,000	939,000	932,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(4,633,000)	(2,864,000)	(4,826,000)	(2,941,000)
Amortization of net actuarial loss and prior service cost	51,000	50,000	244,000	127,000
Income taxes	—	—	—	—
Net current period other comprehensive income	51,000	50,000	244,000	127,000
Ending accumulated retirement plans benefit cost	(4,582,000)	(2,814,000)	(4,582,000)	(2,814,000)
Accumulated other comprehensive loss, net of taxes	$(3,643,000)	$(1,882,000)	$(3,643,000)	$(1,882,000)

The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of "General and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 8 for additional details).

12.    FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, certificates of deposit, restricted cash, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments.

13.    COMMITMENTS AND CONTINGENCIES

Environmental Matters

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. Barnwell’s working interest in the well is 50% and as non-operator we have no control over the actual cost or timing of the remediation. In February 2016 we accrued approximately $200,000 for estimated probable environmental remediation costs, which was the balance of the accrual at September 30, 2016. However, based on recent information from the operator of the well, the cost to remediate will be less than originally estimated and the remaining liability is approximately $2,000 at June 30, 2017, which has not been discounted and was accrued in "Accrued operating and other expenses" on the Condensed Consolidated Balance Sheets.

Because of the inherent uncertainties associated with environmental assessment and remediation activities, future expenses to remediate the currently identified site, and sites identified in the future, if any, could be incurred.

Guarantee

See Note 5 for a discussion of Barnwell’s guarantee of the Kukio Resort land development partnership’s performance bonds.

14.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,000	$82,000
Income taxes refunded, net	$(137,000)	$(377,000)

Capital expenditure accruals related to oil and natural gas exploration and development decreased $199,000 and $89,000 during the nine months ended June 30, 2017 and 2016, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $62,000 and increased $123,000 during the nine months ended June 30, 2017 and 2016, respectively.

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

During the nine months ended June 30, 2017, Barnwell received $1,678,000 in percentage of sales payments from KD II from the sale of one lot within Increment II. During the nine months ended June 30, 2016, Barnwell received $2,255,000 in percentage of sales payments from KD I and KD II from the sale of three lots within Phase II of Increment I and the sale of one lot within Increment II.

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

Current Outlook

Due to the negative impacts of 1) declines in oil and natural gas prices (notwithstanding the recent increases in prices); 2) declines in oil and natural gas production due to both oil and natural gas property sales and the natural decline oil and natural gas wells experience as they age; 3) increasing costs due to both inflation and the age of Barnwell's properties and other factors, Barnwell's existing oil and natural gas assets are projected to have negative cash flow from operations. As a result, the Company's current cash on hand will likely not be sufficient to fund both the significant reinvestments that are necessary to sustain our oil and natural gas business in the future and our asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses. Therefore, it is likely that Barnwell will be increasingly reliant upon future land investment segment proceeds from percentage of sales payments, if any, and future cash distributions, if any, from the Kukio Resort land development partnerships, the timing of which are both highly uncertain and not within Barnwell’s control, to fund operations and provide capital for reinvestment. If the Company is unable to make sufficient and successful investments of its existing liquid assets in the near future, or if unforeseen circumstances arise that impair our ability to sustain or grow the Company, we will likely be forced to wind down our operations, either through liquidation, bankruptcy or further sales of our assets, and/or we may not be able to continue as a going concern in the longer term beyond one year.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2017. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation - Scope of Modification Accounting,” which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell’s consolidated financial statements.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP ("KD I") resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 25 remained to be sold at June 30, 2017, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

•	The right to receive percentage of sales payments from KD Acquisition II, LLLP ("KD II") resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A.

Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the gross proceeds from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive up to $8,000,000 in additional payments after the members of KD II have received distributions equal to the original basis of capital invested in the project. The managing partner of KD II has represented that KD II’s partners are nearing recovery of the original basis of the capital invested in the project, and once that threshold is reached, Kaupulehu Developments would be entitled to receive 50% of any such post-threshold distributions from KD II up to a maximum of $8,000,000. The amount and timing of any such receipts by Kaupulehu Developments cannot be determined at this time as distributions by KD II are solely at the discretion of KD II’s managing partner, who holds the controlling interest in KD II, and as future distributions are also dependent upon the future performance of KD II’s operations. Two ocean front parcels approximately two to three acres in size were developed within Increment II by KD II. At June 30, 2017, both of the parcels have been sold and the remaining acreage within Increment II is not yet under development.

•
An indirect 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of June 30, 2017, 25 lots remained to be sold at Kaupulehu Increment I.

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

Changes in Business Environment

Oil and Natural Gas Segment

Our revenues, profitability, and future rate of growth are dependent on oil and natural gas prices. Since late 2014 the industry has experienced significant instability in oil and natural gas prices with the lowest level of prices realized in early 2016. Barnwell realized an average price for oil of $40.86 per barrel during the nine months ended June 30, 2017, an increase of 31% from $31.14 per barrel realized during the same period in the prior year. The increase in the average price for oil in recent months is primarily a result of agreements made by both OPEC and non-OPEC producers in late 2016, and recently extended to March 2018, to reduce production. Barnwell realized an average price for natural gas of $2.14 per Mcf during the nine months ended June 30, 2017, an increase of 81% from $1.18 per Mcf realized during the same period in the prior year. Natural gas prices were depressed to historic low levels in 2016 as a result of weak growth in demand and a mild winter which led to storage levels exceeding the five-year average. While storage remains high in 2017, it has declined from the record levels of 2016.

Credit and capital markets for oil and natural gas companies have been negatively affected as well, resulting in a decline in sources of financing as compared to previous years. Low prices for oil and natural gas have had a material adverse effect on our financial condition, the carrying value of our oil and natural gas properties, our proved reserves, and our ability to finance operations.

Results of Operations

Summary

Net loss attributable to Barnwell for the three months ended June 30, 2017 totaled $512,000, a $1,287,000 decrease in operating results from net income of $775,000 for the three months ended June 30, 2016. The following factors affected the results of operations for the three months ended June 30, 2017 as compared to the prior year period:

•
A $1,775,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to decreased percentage of sales receipts as a result of no lot sales by the Kukio Resort land development partnerships in the current quarter;

•
A $515,000 increase in oil and natural gas segment operating results, before impairment of assets and income taxes, due primarily to additional royalties assessed in the prior year period, a reduction in the depletion rate in the current year period as a result of sales of oil and natural gas properties and from upward revisions of oil and natural gas reserves due to higher rolling average prices, as well as from equalization credits for previously allocated operating expenses received from non-operated properties in the current year period;

•
A $95,000 decrease in contract drilling operating results, before income taxes, due primarily to losses on certain water well drilling contracts due to unforeseen difficulties such as geological formation issues and well wall subsidences;

•	A $365,000 decrease in general and administrative expenses;

•	A $1,154,000 impairment of oil and natural gas properties recorded in the prior year period;

•	A $2,231,000 decrease in equity in income (loss) from affiliates as a result of decreased Kukio Resort land development partnerships’ operating results; and

•	A $369,000 income tax benefit recognized in the current quarter from the lapsing of the statute of limitations on a previously accrued uncertain tax position.

Barnwell earned net income of $514,000 for the nine months ended June 30, 2017, a $2,756,000 increase in operating results from a net loss of $2,242,000 for the nine months ended June 30, 2016. The following factors affected the results of operations for the nine months ended June 30, 2017 as compared to the prior year period:

•
A $1,755,000 increase in oil and natural gas segment operating results, before impairment of assets and income taxes, due primarily to increases in prices for all products and to a lesser extent from additional royalties assessed in the prior year period, a reduction in the depletion rate and from equalization credits received in the current year period as noted above;

•	A $650,000 increase in contract drilling operating results, before income taxes, primarily resulting from increased activity on a contract for the plugging and abandonment of two geothermal wells;

•	A $577,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to decreased percentage of sales receipts;

•	A $1,154,000 impairment of oil and natural gas properties recorded in the prior year period; and

•	A $491,000 decrease in equity in income from affiliates as a result of decreased Kukio Resort land development partnerships’ operating results.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 4% in the three months ended June 30, 2017 as compared to the same period in the prior year and remained substantially the same in the nine months ended June 30, 2017 as compared to the same period in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar increased 1% at June 30, 2017, as compared to September 30, 2016. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net earnings (loss). Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2017 was $81,000, an $84,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $3,000 for the same period in the prior year. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2017 was $33,000, an $80,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $113,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three and nine months ended June 30, 2017 and 2016 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2017	2016	$	%
Natural Gas (Mcf)*	$1.84	$0.85	$0.99	116%
Oil (Bbls)**	$39.05	$39.81	$(0.76)	(2%)
Liquids (Bbls)**	$28.00	$25.00	$3.00	12%

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2017	2016	$	%
Natural Gas (Mcf)*	$2.14	$1.18	$0.96	81%
Oil (Bbls)**	$40.86	$31.14	$9.72	31%
Liquids (Bbls)**	$29.13	$23.02	$6.11	27%

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2017	2016	Units	%
Natural Gas (Mcf)*	90,000	114,000	(24,000)	(21%)
Oil (Bbls)**	19,000	21,000	(2,000)	(10%)
Liquids (Bbls)**	1,000	1,000	—	—%

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2017	2016	Units	%
Natural Gas (Mcf)*	293,000	366,000	(73,000)	(20%)
Oil (Bbls)**	64,000	60,000	4,000	7%
Liquids (Bbls)**	3,000	4,000	(1,000)	(25%)
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated $175,000 of operating income before general and administrative expenses in the three months ended June 30, 2017, an increase in operating results of $515,000 as compared to the $340,000 operating loss before general and administrative expenses and impairment of oil and natural gas properties generated during the same period of the prior year. The oil and natural gas segment generated $552,000 of operating income before general and administrative expenses in the nine months ended June 30, 2017, an increase in operating results of $1,755,000 as compared to the $1,203,000 operating loss before general and administrative expenses and impairment of oil and natural gas properties generated during the same period of the prior year.

Oil and natural gas revenues increased $172,000 (22%) for the three months ended June 30, 2017 as compared to the same period in the prior year, primarily due to approximately $200,000 of additional royalties assessed in the prior year period which decreased net revenues. Oil and natural gas revenues increased $1,253,000 (56%) for the nine months ended June 30, 2017 as compared to the same period in the prior year primarily due to increases in prices for all products as well as the royalty assessment in the prior year period mentioned above.

Oil and natural gas operating expenses decreased $137,000 (18%) for the three months ended June 30, 2017 as compared to the same period in the prior year, primarily as a result of equalization credits for previously allocated operating expenses received from non-operated properties in the current year period which decreased operating expenses. Oil and natural gas operating expenses decreased $244,000 (10%) for the nine months ended June 30, 2017 as compared to the same period in the prior year, primarily as a result of a reduction in the estimated probable remediation costs for a gas migration at one of our non-operated wells for which approximately $200,000 was originally accrued in the prior year period and was adjusted down to approximately $23,000 in the current year period based on recent information from the operator, as well as due to the equalization credit received in the current year period mentioned above.

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

The following table summarizes the percentage of sales payment proceeds received from KD I and KD II:

	Three months ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$1,775,000	$1,678,000	$2,255,000
Fees - included in general and administrative expenses	—	(273,000)	(260,000)	(340,000)
Proceeds from the sale of interest in leasehold land, net of fees paid	$—	$1,502,000	$1,418,000	$1,915,000

The Kukio Resort land development partnerships had no lot sales during the three months ended June 30, 2017. During the nine months ended June 30, 2017, KD II sold the second of two large ocean front lots within Increment II for $20,975,000 and Kaupulehu Developments received a percentage of sales payment in the amount of $1,678,000 from KD II representing 8% of the gross sales price of the parcel. During the three months ended June 30, 2016, KD I sold one single-family lot within Phase II of Increment I and KD II sold the first of two large ocean front lots within Increment II for $20,000,000 and Kaupulehu Developments received a percentage of sales payment in the amount of $1,600,000 from KD II representing 8% of the gross sales price of the parcel and during the nine months ended June 30, 2016, KD I sold a total of three single-family lots in Phase II of Increment I and KD II sold a total of one large ocean front lot within Increment II.

As of June 30, 2017, 25 single-family lots of the 80 lots developed within Increment I remained to be sold. Two ocean front parcels approximately two to three acres in size were developed within Increment II by KD II, both of which have been sold, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs increased $240,000 (200%) and $330,000 (125%), respectively, for the three months ended June 30, 2017, as compared to the same period in the prior year. The contract drilling segment generated a $302,000 operating loss before general and administrative expenses in the three months ended June 30, 2017, a decrease in operating results of $95,000 as compared to the $207,000 operating loss generated during the same period of the prior year. The decrease in operating results as compared to the prior year period was primarily due to losses on certain water well drilling contracts due to unforeseen difficulties such as geological formation issues and well wall subsidences.

Contract drilling revenues and contract drilling costs increased $1,844,000 (123%) and $1,176,000 (82%), respectively, for the nine months ended June 30, 2017, as compared to the same period in the prior year. The contract drilling segment generated a $534,000 operating profit before general and administrative expenses in the nine months ended June 30, 2017, an increase in operating results of $650,000 as compared to the $116,000 operating loss generated during the same period of the prior year. The increase in operating results as compared to the prior year period was primarily due to increased activity on a contract for the plugging and abandonment of two geothermal wells, which was completed as of March 31, 2017, partially offset by the current year period losses on certain water well drilling contracts due to unforeseen difficulties such as geological formation issues and well wall subsidences.

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

Gas processing and other

Gas processing and other revenues decreased $86,000 (68%) and $92,000 (39%) for the three and nine months ended June 30, 2017, respectively, as compared to the same periods in the prior year primarily due to adjustments of previously allocated gas processing facility revenues of approximately $71,000 received in the prior year quarter.

General and administrative expenses

General and administrative expenses decreased $365,000 (21%) for the three months ended June 30, 2017, as compared to the same period in the prior year. The decrease was due to a $152,000 decrease in compensation costs and a $217,000 decrease in professional fees, primarily fees related to percentage of sales payments.

General and administrative expenses decreased $26,000 (1%) for the nine months ended June 30, 2017, as compared to the same period in the prior year. A $179,000 increase in director's fees was more than offset by an $80,000 decrease in professional fees related to percentage of sales payments, a $65,000 decrease in holding costs related to the home that was sold in April 2016, a $34,000 decrease in compensation costs, as well as other miscellaneous decreases. The Chairman of the Board resigned as Chief Executive Officer effective December 31, 2016 and as such began collecting a director's fee on January 1, 2017.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $214,000 (48%) and $259,000 (22%) for the three and nine months ended June 30, 2017, respectively, as compared to the same periods in the prior year primarily due to a reduction in the depletion rate in the current year period as a result of sales of oil and natural gas properties and from upward revisions of oil and natural gas reserves due to higher rolling average prices, as well as from decreases in production.

Impairment of oil and natural gas assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at June 30, 2016. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $1,154,000 for the three and nine months ended June 30, 2016. No such reduction was necessary during the current year period.

Gain on sales of assets

On May 2, 2017, the Company's New York office was sold for approximately $2,360,000, net of related costs, resulting in a gain of $527,000, which was recognized in the quarter ended June 30, 2017.

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The disposition was recorded in the fourth quarter of fiscal 2015 using preliminary purchase price adjustments. The purchase price was subject to final adjustments in accordance with the terms of the purchase and sale agreement. Barnwell and the purchaser updated the estimated purchase price adjustments during the quarter ended June 30, 2016, which resulted in the recognition of an additional gain in the amount of $472,000 during the three and nine months ended June 30, 2016.

Equity in income (loss) of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $31,000 during the three months ended June 30, 2017 as compared to allocated income of $2,200,000 during the three months ended June 30, 2016. The decrease in the allocated partnership income in the current year period is primarily due to no lots being sold by the investee partnerships in the current year period, as compared to two lots sold in the prior year period, including the first of two large ocean front parcels in Kaupulehu Increment II for $20,000,000 in April 2016.

Barnwell was allocated partnership income of $2,125,000 during the nine months ended June 30, 2017, as compared to allocated income of $2,616,000 during the nine months ended June 30, 2016. The decrease in the allocated partnership income in the current year period is primarily due to decreased lot sales.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and nine months ended June 30, 2017, after adjusting earnings (loss) before income taxes for non-controlling interests, was 46% and 417%, respectively, as compared to (10)% and 19% for the three and nine months ended June 30, 2016, respectively.
Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort land development partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. In addition, the current income tax benefit for the three and nine months ended June 30, 2017 includes a $369,000 benefit from the lapsing of the statute of limitations on a previously accrued uncertain tax position.

Net earnings (loss) attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings (loss) attributable to non-controlling interests decreased $600,000 (100%) and $222,000 (29%) for the three and nine months ended June 30, 2017, respectively, primarily due to less percentage of sales proceeds received and a decrease in the amount of Kukio land development partnership income allocated to non-controlling interests in the current year periods as compared to the same periods in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At June 30, 2017, Barnwell had $19,043,000 in working capital.

Cash Flows

Cash flows used in operations totaled $1,830,000 for the nine months ended June 30, 2017, as compared to cash flows provided by operations of $3,044,000 for the same period in the prior year. This $4,874,000 decrease in operating cash flows was primarily due to net proceeds of $5,132,000 received from the sale of the real estate held for sale in April 2016, whereas there were no such item in the current year period, and a $1,550,000 decrease in the amount of distribution of income received from the Kukio Resort land development partnerships in the current year period, which were partially offset by increases in both oil and natural gas and contract drilling operating results.

Cash flows provided by investing activities totaled $2,570,000 during the nine months ended June 30, 2017, as compared to $9,932,000 during the same period of the prior year. The $7,362,000 decrease in investing cash flows was primarily due to a $7,089,000 release of restricted cash in the prior year period, $2,480,000 in purchases of certificates of deposit in the current year period, and a $994,000 decrease in the amount of distribution of capital received from the Kukio Resort land development partnerships in the current year period. These items were partially offset by $3,598,000 of proceeds from the sale of the New York office and certain oil and natural gas properties in the current year period.

Net cash used in financing activities totaled $239,000 for the nine months ended June 30, 2017, as compared to $4,252,000 during the same period of the prior year. The $4,013,000 change in financing cash flows was primarily due to $3,440,000 in debt repayments in the prior year period as a result of the sale of the real estate held for sale in April 2016 and a $318,000 increase in the release of restricted cash in the current year period.

Credit Arrangements

In June 2016, Barnwell entered into an agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars. Borrowings under this facility were $0 at September 30, 2016. The obligations under the credit facility were secured by a $500,000 Canadian dollar guaranteed investment certificate pledged to Royal Bank of Canada, which is classified as "Restricted cash" on the accompanying Condensed Consolidated Balance Sheet at U.S. $381,000, at the September 30, 2016 exchange rate. In April 2017, the revolving demand facility was canceled and the guaranteed investment certificate matured and the funds were reclassified to cash.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $35,000 and $299,000 for the three and nine months ended June 30, 2017, respectively, as compared to $56,000 and $586,000 for the same periods in the prior year. Barnwell estimates that there will be nominal additional investment in oil and natural gas properties in the fourth quarter of fiscal 2017. This estimate may change as dictated by management’s assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Properties

In June 2017, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold a portion of its oil and natural gas property located in the Progress and Valhalla areas of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,076,000 in order to, among other things, reflect an economic effective date of April 1, 2017. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. From Barnwell's net proceeds, $552,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Net oil and natural gas production from this property was approximately 11,000 Boe, or approximately 7% of total net oil and natural gas production, for the year ended September 30, 2016. As of September 30, 2016, estimated net proved oil and natural gas reserve volumes associated with these properties was 95,000 Boe, or approximately 14% of the total reserve volumes at that date.

In the nine months ended June 30, 2017, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $162,000, of which $66,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sales.

In accordance with full cost method rules, property sales are credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. No gain or loss was recognized in fiscal 2017 as these sales to multiple counterparties in unrelated transactions did not individually, or in aggregate, result in a significant alteration of the relationship between capitalized costs and proved reserves.

Asset Retirement Obligation

In July 2014, the Alberta Energy Regulator introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to reactivate, suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were noncompliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year. The impact of this program was incorporated into Barnwell's estimate of its asset retirement obligations beginning in fiscal 2014. At June 30, 2017, the current portion of the asset retirement obligation was $1,040,000.

Contingencies

Environmental Matters

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. Barnwell’s working interest in the well is 50% and as non-operator we have no control over the actual cost or timing of the remediation. In February 2016 we accrued approximately $200,000 for estimated probable environmental remediation costs, which was the balance of the accrual at September 30, 2016. However, based on recent information from the operator of the well, the cost to remediate will be less than originally estimated and the remaining liability is approximately $2,000 at June 30, 2017.

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

As of June 30, 2017, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2017 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 9, 2017	/s/ Russell M. Gifford
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