Form 10-K
period 2017-09-30
BARNWELL INDUSTRIES INC
filed 2017-12-21
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
or
[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-5103
BARNWELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Alakea Street, Suite 2900, Honolulu, Hawaii	96813-2840
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:  (808) 531-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.50 per share	NYSE American
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was $7,978,000.
As of December 1, 2017 there were 8,277,160 shares of common stock outstanding.
Documents Incorporated by Reference
1.            Proxy statement to be forwarded to stockholders on or about January 18, 2018 is incorporated by reference in Part III hereof.

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

NGL(s)	-	natural gas liquid(s)
OPEC	-	Organization of the Petroleum Exporting Countries
SEC	-	United States Securities and Exchange Commission
VIE	-	Variable interest entity
Water Resources	-	Water Resources International, Inc.

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

Among the important factors that could cause actual results to differ materially from those in the forward-looking statements are domestic and international general economic conditions, such as recessionary trends and inflation; domestic and international political, legislative, economic, regulatory and legal actions, including changes in the policies of the Organization of the Petroleum Exporting Countries or other developments involving or affecting oil and natural gas producing countries; military conflict, embargoes, internal instability or actions or reactions of the governments of the United States and/or Canada in anticipation of or in response to such developments; interest costs, restrictions on production, restrictions on imports and exports in both the United States and Canada, the maintenance of specified reserves, tax increases and retroactive tax claims, royalty increases, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety; the condition of Hawaii’s real estate market, including the level of real estate activity and prices, the demand for new housing and second homes on the island of Hawaii, the rate of increase in the cost of building materials and labor, the introduction of building code modifications, changes to zoning laws, the condition of Hawaii’s tourism industry and the level of confidence in Hawaii’s economy; levels of land development activity in Hawaii; levels of demand for water well drilling and pump installation in Hawaii; the potential liability resulting from pending or future litigation; the Company’s acquisition or disposition of assets; the effects of changed accounting rules under GAAP promulgated by rule-setting bodies; and the factors set forth under the heading “Risk Factors” in this Form 10-K, in other portions of this Form 10-K, in the Notes to Consolidated Financial Statements, and in other documents filed by Barnwell with the SEC.  In addition, unpredictable or unknown factors not discussed in this report could also cause actual results to materially and adversely differ from those discussed in the forward-looking statements.

Unless otherwise indicated, all references to “dollars” in this Form 10-K are to United States dollars.

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2017 represented Barnwell’s 61st year of operations. Barnwell operates in the following three principal business segments:

•	Oil and Natural Gas Segment - Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada.

•	Land Investment Segment - Barnwell invests in land interests in Hawaii.

•	Contract Drilling Segment - Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

Oil and Natural Gas Segment

Overview

Through our wholly-owned subsidiary, Barnwell of Canada, we are involved in the acquisition and development of oil and natural gas properties. Barnwell of Canada initiates and participates in acquisition and developmental operations for oil and natural gas on properties in which it has an interest and evaluates proposals by third parties with regard to participation in exploratory and developmental operations elsewhere. Over the past several years the upstream oil and natural gas business has evolved from the traditional exploration and production model to a much more capital intensive and technologically-advanced business based on drilling horizontal wells of considerable length and performing multi-stage hydraulic fracturing.

Operations

Barnwell’s investments in oil and natural gas properties are located in Canada, principally in the province of Alberta. These property interests are principally held under governmental leases or licenses. Under the typical Canadian provincial governmental lease, Barnwell must perform exploratory operations, establish production and comply with certain other conditions. Lease terms vary with each province, but, in general, the terms grant Barnwell the right to remove oil, natural gas and related substances subject to payment of royalties on production that vary based on production rates and commodity prices.

All acquisition and developmental activities, as well as all field operations and regulatory compliance, are the direct responsibility of Barnwell of Canada’s President and Chief Operating Officer, with strategic direction and approvals for major expenditures secured from Barnwell’s senior executive management. In fiscal 2017, Barnwell participated in acquisition and developmental operations in Alberta, although Barnwell does not limit its consideration of acquisition and developmental operations to this area.

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

Strategy

Since fiscal 2014, Barnwell has been selectively divesting oil and natural gas assets to improve operational focus, reduce abandonment liabilities, and decrease the Company's debt burden, including the sale of its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada in fiscal 2015. Approximately $30,000,000 in cash has been generated from these sales and $12,000,000 of debt was repaid. However, as a result of these sales, combined with the decline in commodity prices, our oil and natural gas segment revenues and operating cash flow have significantly declined. We intend to continue to evaluate opportunities to acquire additional acreage and producing assets and to access new drilling and recompletion opportunities in order to deploy some or all of the cash on hand. However, since the downturn in commodity prices we have made only modest investments in new oil and natural gas properties. Without a significant reinvestment in our oil and natural gas business, future cash flow from operations from this segment will continue to decline.

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

Barnwell has a Reserves Committee consisting of four independent directors, one non-independent director, the Company’s Chief Executive Officer and President, and the Company’s Executive Vice President and Chief Financial Officer. The Reserves Committee was established to ensure the independence of the Company’s petroleum reserve engineers. The Reserves Committee is responsible for reviewing the annual reserve evaluation report prepared by the independent petroleum reserve engineering firm and ensuring that the reserves are reported fairly in a manner consistent with applicable standards. The Reserves Committee meets annually to discuss reserve issues and policies and to meet with Company personnel and the independent petroleum reserve engineers.

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

Reserves

The amounts set forth in the following table, based on InSite’s evaluation of our reserves, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2017 on all properties in which Barnwell has an interest. All of Barnwell’s proved reserves are developed; Barnwell has no proved undeveloped reserves as of September 30, 2017. All of our oil and natural gas reserves are located in Canada and are based on constant dollars. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2016.

September 30, 2017
Oil, including natural gas liquids (Bbls)	413,000
Natural gas (Mcf)	3,005,000
Total (Boe)	931,000

During fiscal 2017, Barnwell’s total net proved developed reserves of oil and natural gas liquids decreased by 37,000 Bbls (8%) and total net proved developed reserves of natural gas increased by 1,564,000 Mcf (109%), for a combined increase of 233,000 Boe (33%). The increase in natural gas reserves was primarily the result of upward revisions in volumes resulting from higher rolling average historical first-day-of-the-month natural gas prices used in the determination of reserve volumes at September 30, 2017, partially offset by production during the year and dispositions of reserves. The decrease in oil and natural gas liquids reserves is primarily due to dispositions of reserves and production during the year, partially offset by upward revisions in volumes due to higher rolling average historical first-day-of-the-month oil prices and acquisitions of reserves.

The following table sets forth Barnwell’s oil and natural gas net reserves at September 30, 2017, by property name, based on information prepared by InSite, as well as net production and net revenues by property name for the year ended September 30, 2017. This table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at September 30, 2017, the date of the projection.

	As of September 30, 2017				For the year ended September 30, 2017
	Net Proved Producing Reserves		Total Net Proved Reserves		Net Production		Net Revenues
Property Name	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (Bbls)	Gas (Mcf)	Oil & NGL	Gas
Bonanza/Balsam	59	71	59	71	11,000	21,000	$450,000	$39,000
Hillsdown	14	153	23	190	4,000	50,000	135,000	94,000
Josephine	—	—	—	507	—	—	—	—
Progress	32	469	68	1,430	11,000	92,000	442,000	325,000
Red Earth	104	2	104	2	23,000	2,000	961,000	4,000
Spirit River	52	39	52	39	2,000	—	73,000	—
Wood River	70	43	70	43	20,000	13,000	809,000	29,000
Other properties	26	599	37	723	15,000	200,000	575,000	447,000
Total	357	1,376	413	3,005	86,000	378,000	$3,445,000	$938,000

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%) as of September 30, 2017. Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions. Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending as of the balance sheet date and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes.

Year ending September 30,
2018	$1,331,000
2019	597,000
2020	837,000
Thereafter	3,308,000
Undiscounted future net cash flows, after income taxes	$6,073,000

Standardized measure of discounted future net cash flows	$4,317,000	*
_______________________________________________
*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s oil and natural gas reserves. An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $2.11 per Mcf and an oil price of $44.36 per Bbl) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. All of Barnwell’s net production in fiscal 2017, 2016 and 2015 was derived in Alberta, Canada. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended September 30,
	2017	2016	2015
Annual net production:
Natural gas (Mcf)	378,000	476,000	1,688,000
Oil (Bbls)	81,000	78,000	78,000
Natural gas liquids (Bbls)	5,000	6,000	65,000
Total (Boe)	151,000	166,000	434,000
Total (Mcfe)	877,000	965,000	2,513,000
Annual average sales price per unit of production:
Mcf of natural gas*	$1.98	$1.27	$2.23
Bbl of oil**	$40.72	$32.42	$46.44
Bbl of natural gas liquids**	$30.19	$23.82	$18.16
Annual average production cost per Boe produced***	$19.03	$18.58	$13.81
Annual average production cost per Mcfe produced***	$3.28	$3.20	$2.38
______________________________________________________
*           Calculated on revenues net of pipeline charges before royalty expense divided by gross production.
**              Calculated on revenues before royalty expense divided by gross production.
***      Calculated on production costs, excluding natural gas pipeline charges, divided by the combined total production of natural gas liquids, oil and natural gas.

Capital Expenditures

Barnwell invested $849,000 in oil and natural gas properties during fiscal 2017, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, of which $451,000 (53%) was for the acquisition of oil and natural gas leases and additional working interests in oil and natural gas properties and $398,000 (47%) was for well improvements.

Well Drilling Activities

In September 2017, we participated in a horizontal well that was drilled in the Medicine River area, in which we have a 5.2% working interest. Completion operations will be carried out in the first quarter of fiscal 2018. There were no wells drilled in the fiscal years ended September 30, 2016 and 2015.

Productive Wells

As of September 30, 2017, Barnwell had interests in 137 gross (26.1 net) productive wells, of which 77 gross (14.1 net) were oil wells and 60 gross (12.0 net) were natural gas wells. Four natural gas wells and one oil well have dual or multiple completions. All wells were in Canada.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases which we held as of September 30, 2017.

	Developed Acreage*		Undeveloped Acreage*		Total
Location	Gross	Net	Gross	Net	Gross	Net
Canada	183,145	35,444	88,060	16,249	271,205	51,693
_________________________________________________
*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Eighty percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2017. Twenty percent of Barnwell’s leasehold interests in undeveloped acreage is subject to expiration and expire over the next five fiscal years, if not developed, as follows: 9% expire during fiscal 2018; 0% expire during fiscal 2019; 4% expire during fiscal 2020; 3% expire during fiscal 2021; and 4% expire in fiscal 2022. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Much of the undeveloped acreage is at non-operated properties over which we do not have control, and the value of such acreage is not estimated to be significant at current commodity prices. Barnwell’s undeveloped acreage includes a significant concentration in the Thornbury (5,919 net acres) area of Alberta, Canada.

Marketing of Oil and Natural Gas

Barnwell sells all of its oil and natural gas liquids production under short-term contracts between itself and marketers of oil. The price of oil and natural gas liquids is freely negotiated between buyers and sellers and is largely determined by the world price for oil, which is principally denominated in U.S. dollars. Natural gas sold by Barnwell is generally sold under short-term contracts with prices indexed to market prices. The price of natural gas is freely negotiated between buyers and sellers and is principally determined for Barnwell by western Canadian/Midwestern U.S. prices for natural gas. In fiscal 2017, over 90% of Barnwell’s oil and natural gas revenues were from products sold at spot prices. Barnwell does not use derivative instruments to manage price risk.

In fiscal 2017 and 2016, Barnwell took virtually all of its oil, natural gas liquids and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf. We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of any single purchaser would not materially affect our revenue.

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

All of Barnwell’s gross revenues were derived from properties located within Alberta, which charges oil and natural gas producers a royalty for production within the province. Provincial royalties are calculated as a percentage of revenue and vary depending on production volumes, selling prices and the date of discovery. Barnwell also pays gross overriding royalties and leasehold royalties on a portion of its oil and natural gas sales to parties other than the province of Alberta.

In January 2016, the Alberta Royalty Panel recommended a new modernized Alberta royalty framework which applies to wells drilled on or after January 1, 2017. The previous royalty framework will continue to apply to wells drilled prior to January 1, 2017 for a period of ten years, after which they will fall under the current royalty framework. Under the current royalty framework the same royalty calculation applies to both oil and natural gas wells, whereas the previous royalty framework had different royalties applicable to each category, and royalties are determined on a revenue minus cost basis where producers pay a flat royalty rate of 5% of gross revenues until a well reaches payout after which an increased post-payout royalty applies. Post payout royalties vary with commodity prices and are adjusted down for cost increases as wells age.

In fiscal 2017 and 2016, 63% and 54%, respectively, of royalties related to Alberta government charges, and 37% and 46%, respectively, of royalties related to freehold, override and other charges which are not directly affected by the Alberta royalty framework.

In fiscal 2017, the weighted-average royalty rate paid on all of Barnwell’s natural gas was 2%, and the weighted-average royalty rate paid on oil was 18%.

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. The value of the deemed assets is based on each well's most recent twelve months of production and a rolling three-year average industry netback as determined by the AER annually. The AER has not recalculated the three-year average industry netback since March 2015 making the current value a premium to what most producers have been realizing. A recalculation of the value using current industry netback values would likely have a significant negative impact on our LMR. Companies with an LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At September 30, 2017, the Company had sufficient deemed asset value that no security deposit was due.

The AER requires purchasers of AER licensed oil and natural gas assets to have an LMR of 2.0 or higher immediately following the transfer of a license. This LMR requirement for well transfers hinders our ability to generate capital by selling oil and natural gas assets as it limits the number of qualified buyers. Additionally, it inhibits our ability to grow through acquisitions without depositing collateral with the AER, as we currently have an LMR of less than 1.2.

Additionally, in July 2014, the AER introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were non-compliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year. At April 1, 2015, Barnwell had 25 inactive wells identified as non-compliant by the AER.  At September 30, 2017, 22 of these 25 wells had been brought into compliance through a combination of re-activation, abandonment, or suspension.

The estimated impact of the LLR program and Inactive Well Compliance Program has been incorporated into Barnwell's estimate of its asset retirement obligation liability.

Competition

Barnwell competes in the sale of oil and natural gas on the basis of price and on the ability to deliver products. The oil and natural gas industry is intensely competitive in all phases, including the acquisition and development of new production and reserves and the acquisition of equipment and labor necessary to conduct drilling activities. The competition comes from numerous major oil companies as well as numerous other independent operators. There is also competition between the oil and natural gas industry and other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Barnwell is a minor participant in the industry and competes in its oil and natural gas activities with many other companies having far greater financial, technical and other resources.

Land Investment Segment

Overview

Barnwell owns a 77.6% interest in Kaupulehu Developments, a Hawaii general partnership that has the right to receive percentage of sales payments from KD I and KD II resulting from the sale of lots and/or residential units by KD I and KD II within the approximately 870 acres of the Kaupulehu Lot 4A area in two increments (“Increment I” and “Increment II”), located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii, as well as 50% of any future distributions otherwise payable from KD II to its members up to a maximum of $8,000,000, of which $2,500,000 has been received to date. Kaupulehu Developments also holds an interest in approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A under a lease that terminates in December 2025, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

Barnwell, through two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, holds a 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These land development partnerships own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments and percentage of future distributions to KD II's members. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office.

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

Increment I is an area planned for approximately 80 single-family lots, of which 23 lots remain to be sold, and a beach club on the portion of the property bordering the Pacific Ocean. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots of significant value approximately two to three acres in size fronting the ocean were developed within Increment II and sold by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2017, two single-family lots in Increment I were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2017 to $208,000,000.

Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the gross receipts from KD II’s sales of residential lots or units in Increment II ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. The second of the two ocean front lots developed by KD II was sold in fiscal 2017 for $20,975,000, of which we received a percentage of sales payment in the amount of $1,678,000 from KD II representing 8% of the gross sales price of the parcel. Kaupulehu Developments is also entitled to receive 50% of distributions otherwise payable from KD II to its members up to $8,000,000, of which $2,500,000 has been received to date, after the members of KD II have received distributions equal to the original basis of capital invested in the project, which occurred in fiscal 2017.

In fiscal 2017, the Kukio Resort land development partnerships made cash distributions to its partners of which Barnwell received $3,223,000, after distributing $396,000 to minority interests.

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

Water Resources currently operates in Hawaii and is not subject to seasonal fluctuations. The demand for Water Resources’ services is primarily dependent upon land development activities in Hawaii. Water Resources markets its services to land developers and government agencies, and identifies potential contracts through public notices, its officers’ involvement in the community and referrals. Contracts are usually fixed price per lineal foot drilled and are negotiated with private entities or obtained through competitive bidding with private entities or local, state and federal agencies. Contract revenues are not dependent upon the discovery of water or other similar targets, and contracts are not subject to renegotiation of profits or termination at the election of the governmental entities involved. Contracts provide for arbitration in the event of disputes.

In fiscal 2017, Water Resources started three well drilling and five pump installation and repair contracts and completed two well drilling and two pump installation and repair contracts. One of the pump installation and repair contracts completed was started in the prior year, and the other completed contracts were started in the current year. Fifty-five percent of well drilling and pump installation and repair jobs, representing 76% of total contract drilling revenues in fiscal 2017, have been pursuant to government contracts.

At September 30, 2017, there was a backlog of three well drilling and nine pump installation and repair contracts, of which two well drilling and seven pump installation and repair contracts were in progress as of September 30, 2017.

The approximate dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2017 and 2016 was as follows:

	December 1,
	2017	2016
Well drilling	$4,600,000	$2,900,000
Pump installation and repair	1,600,000	900,000
	$6,200,000	$3,800,000

Of the contracts in backlog at December 1, 2017, $3,800,000 is expected to be recognized in fiscal 2018 with the remainder to be recognized in the following fiscal year.

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

Competitive pressures are expected to remain high, thus there is no assurance that the quantity or values of available or awarded jobs which occurred in fiscal 2017 will continue.

Financial Information About Industry Segments and Geographic Areas

Note 14 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

At December 1, 2017, Barnwell employed 29 individuals; 28 on a full time basis and 1 on a part time basis.

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

Due to the negative impacts of 1) declines in oil and natural gas prices (notwithstanding the recent increases in prices); 2) declines in oil and natural gas production due to both oil and natural gas property sales and the natural decline oil and natural gas wells experience as they age; 3) increasing costs due to both inflation, the age of Barnwell's properties, increases in governmental regulation and other factors, Barnwell's existing oil and natural gas assets are projected to have negative cash flow from operations. As a result, the Company's current cash on hand will likely not be sufficient to fund both the reinvestments that are necessary to sustain our business in the future and our asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses. Therefore, it is likely that Barnwell will be increasingly reliant upon future land investment segment proceeds, if any, and future cash distributions, if any, from the Kukio Resort land development partnerships, the timing of which are both highly uncertain and not within Barnwell’s control, to fund operations and provide capital for reinvestment. Additionally, the Company may need to consider alternative strategies to enable it to sustain or grow its business. If the Company is unable to make sufficient and successful investments in the near future, or if unforeseen circumstances arise that impair our ability to sustain or grow the Company, we will likely be forced to wind down our operations, either through liquidation, bankruptcy or further sales of our assets, and/or we may not be able to continue as a going concern beyond one year.

Our revenues have decreased significantly in recent years and there can be no assurances that our revenues will not continue to decline.

Our consolidated revenues have been declining rapidly for years with the most significant decline in our oil and natural gas segment primarily resulting from the sales of a significant amount of our oil and natural gas assets since fiscal 2014, most notably the sale of Dunvegan our principal oil and natural gas property which was sold in September 2015, and declines in oil and natural gas prices. We need to generate new revenues quickly and profitably, but there can be no assurances that we will be successful in doing so. Failure to increase our revenues profitability may force us to wind down our operations, either through further liquidation of our assets or bankruptcy. We may not be able to continue as a going concern beyond one year.

A small number of stockholders, including our CEO and former CEO and Chairman of the Board, own a significant amount of our common stock and have influence over our business regardless of the opposition of other stockholders.

As of September 30, 2017, the CEO, the former CEO and Chairman of the Board, who are both members of the Board of Directors, and two others hold approximately 38% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company. The significant stockholders who are also members of the Board of Directors could significantly affect our business, policies and affairs.

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

Since fiscal 2014, Barnwell has been selectively divesting oil and natural assets to improve operational focus, reduce abandonment liabilities, and decrease the Company's debt burden, however, as a result of these sales, our oil and natural gas segment revenues and operating cash flow have significantly declined. Most notably, in September 2015, we sold our interest in our principal oil and natural gas property Dunvegan, which resulted in a 60% decrease in our proved natural gas reserves and a 34% decrease in our proved oil and natural gas liquids reserves. In fiscal 2015, Dunvegan contributed 46% of our total oil and natural gas revenues. Reinvestment in oil and natural gas segment assets are needed to replace the significant amount of reserves sold and reserves produced.

Future oil and natural gas operating results and cash flow are highly dependent upon our level of success in acquiring or finding additional reserves on an economic basis. We cannot guarantee that we will be successful in developing or acquiring additional reserves and our current financial resources may be insufficient to make such investments. Furthermore, if oil or natural gas prices increase, our cost for additional reserves could also increase.

We may have difficulty funding oil and natural gas segment capital expenditures which could have an adverse effect on our business.

Our oil and natural gas acquisition and development activities require substantial capital expenditures which we intend to fund using cash on hand. However, the Company's current cash on hand is likely to be needed to fund upcoming cash needs including asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses, such that some or potentially all of the cash will not be available for reinvestment. Future cash flows from operations are uncertain and are based on a number of variables including the level of production from existing wells, oil and natural gas prices, and our success in acquiring and developing new reserves. Barnwell's existing oil and natural gas assets are projected to have negative cash flow from operations at current prices and production levels.

Disruptions in the capital and credit markets, in particular with respect to companies in the energy sector, could limit our ability to access these markets or may significantly increase our cost to borrow. Decreases in commodity prices in recent years, among other factors, are causing and may continue to cause lenders to increase interest rates, enact tighter lending standards which we may not satisfy, and reduce or cease to provide funding to borrowers. If additional capital is required, we may not be able to obtain financing on terms favorable to us, or at all. If cash on hand and cash generated by operations, if any, is not sufficient to meet our capital requirements, the failure to obtain additional financing could limit our ability to fund capital expenditures, and we may be forced to curtail our oil and natural gas activities or be forced to sell some of our oil and natural gas segment assets under untimely or unfavorable terms. Any such curtailment or sale could have a material adverse effect on our business, financial condition and results of operations.

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

Much of our revenues and cash flow are greatly dependent upon prevailing prices for oil and natural gas. Lower oil and natural gas prices not only decrease our revenues on a per unit basis, but also reduce the amount of oil and natural gas we can produce economically, if any. Prices that do not produce sufficient operating margins will have a material adverse effect on our operations, financial condition, operating cash flows, borrowing ability, reserves, and the amount of capital that we are able to allocate for the acquisition and development of oil and natural gas reserves.

Various factors beyond our control affect prices of oil and natural gas including, but not limited to, changes in supply and demand, market uncertainty, weather, worldwide political instability, foreign supply of oil and natural gas, the level of consumer product demand, government regulations and taxes, the price and availability of alternative fuels and the overall economic environment. Energy prices are also subject to other political and regulatory actions outside our control, which may include changes in the policies of the Organization of the Petroleum Exporting Countries or other developments involving or affecting oil-producing countries, or actions or reactions of the government of the United States in anticipation of or in response to such developments.

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

Liquidity problems encountered by our working interest partners or the third party operators of our non-operated properties may also result in significant financial losses as the other working interest partners or third party operators may be unwilling or unable to pay their share of the costs of projects as they become due. In the event a third party operator of a non-operated property becomes insolvent, it may result in increased operating expenses and cash required for abandonment liabilities if the Company is required to take over operatorship. Barnwell holds a 10% working interest in a property with approximately 80 wells where the operator is in receivership.

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

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator and imposes a security deposit on operators whose estimated liabilities exceed their deemed asset value. At September 30, 2017, the Company had sufficient deemed asset value that no security deposit was due. However, decreases in prices and production and related netbacks from relevant properties could result in a decline in the Company's deemed asset value to a point where a deposit could be due in the future.

The AER requires purchasers of AER licensed oil and natural gas assets to have an LMR of 2.0 or higher immediately following the transfer of a license. This LMR requirement for well transfers hinders our ability to generate capital by selling oil and natural gas assets as there are less qualified buyers. Additionally, it inhibits our ability to grow through acquisitions without depositing collateral with the AER, as we currently have an LMR of less than 1.2.

A requirement to provide security deposit funds to the AER in the future would result in the diversion of cash on hand and operating cash flows that could otherwise be used to fund oil and natural gas reserve replacement efforts, which could in turn have a material adverse effect on our business, financial condition and results of operations. If Barnwell fails to comply with the requirements of the LLR program, Barnwell's oil and natural gas subsidiary would be subject to the AER's enforcement provisions which could include suspension of operations and non-compliance fees and could ultimately result in the AER serving the Company with a closure order to shut-in all operated wells. Additionally, if Barnwell is non-compliant, the Company would be prohibited from transferring well licenses which would prohibit us from selling any oil and natural gas assets until the required cash deposit is made with the AER.

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

If oil and natural gas prices decline, we may be required to take write-downs of the carrying values of our oil and natural gas properties.

Oil and natural gas prices affect the value of our oil and natural gas properties as determined in our full cost ceiling calculation. Any future ceiling test write-downs will result in reductions of the carrying value of our oil and natural gas properties and an equivalent charge to earnings.

The oil and natural gas industry is highly competitive.

We compete for capital, acquisitions of reserves, undeveloped lands, skilled personnel, access to drilling rigs, service rigs and other equipment, access to processing facilities, pipeline capacity and in many other respects with a substantial number of other organizations, most of which have greater technical and financial resources than we do. Some of these organizations explore for, develop and produce oil and natural gas, carry on refining operations and market oil and other products on a worldwide basis. As a result of these complementary activities, some of our competitors may have competitive resources that are greater and more diverse than ours. Furthermore, many of our competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing prices and production levels, the cost and availability of alternative fuels and the application of government regulations. If our competitors are able to capitalize on these competitive resources, it could adversely affect our revenues.

An increase in operating costs greater than anticipated could have a material adverse effect on our results of operations and financial condition.
Higher operating costs for our properties will directly decrease the amount of cash flow received by us. Electricity, supplies, and labor costs are a few of the operating costs that are susceptible to material fluctuation. The need for significant repairs and maintenance of infrastructure may increase as our properties age. A significant increase in operating costs could negatively impact operating results and cash flow.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada; 35% in fiscal 2017.

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

Risks Related to Land Investment Segment

Receipt of future payments from KD I and KD II and cash distributions from the Kukio Resort land development partnerships is dependent upon the developer’s continued efforts and ability to develop and market the property.

We have become increasingly dependent on our land investment segment as our revenues, cash flows and profits from our oil and natural gas segment have continued to decline.

We are entitled to receive future payments based on a percentage of the sales prices of residential lots sold within the Kaupulehu area by KD I and KD II as well as a percentage of future distributions KD II makes to its members. However, in order to collect such payments we are reliant upon the developer, KD I and KD II, in which we own a 19.6% ownership interest, to continue to market the remaining lots within Increment I and to proceed with the development or sale of the remaining portion of Increment II. Additionally, future cash distributions from the Kukio Resort land development partnerships, which includes KD I and KD II, are also dependent on future lot sales in Increment I by KD I and the development or sale of Increment II by KD II. It is uncertain when or if KD II will develop or sell the remaining portion of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II. The developer is required to submit an overall status report of the project, including the percentage of completed development, by April 20, 2019. There is a possibility that regulatory authorities could impose adverse conditions of approval that impede the developer's goals, or outright refuse to extend the allowed zoning beyond April 20, 2019, which would have an adverse impact on the value of the property. We do not have a controlling interest in the partnerships, and therefore are dependent on the general partner for development decisions. The receipt of future payments and cash distributions could be jeopardized if the developer fails to proceed with development and marketing of the property.

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

The market value of our real estate interests could decline, which may require further write-downs of the carrying value of our residential lot held for sale to its estimated fair value. Any write-down would negatively impact our results of operations.

The market value of our residential lot held for sale can fluctuate significantly as a result of changing economic market conditions. During fiscal 2017, we recorded a $155,000 impairment of the residential lot held for sale as a result of changes in fair values for comparable real estate. If the market conditions deteriorate, we may be required to record an additional write-down of the carrying value of our residential lot held for sale. Such a write-down would have a negative impact on our results of operations.

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
The occurrence of a natural disaster in Hawaii such as, but not limited to, earthquakes, landslides, hurricanes, tornadoes, tsunamis, volcanic activity, droughts and floods, could have a material adverse effect on our land investments. The occurrence of a natural disaster could also cause property and flood insurance rates and deductibles to increase, which could reduce demand for real estate in Hawaii.

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

If we are unable to accurately estimate the overall risks, requirements or costs when bidding on or negotiating a contract that is ultimately awarded, we may achieve a lower than anticipated profit or incur a loss on the contract.

Contracts are usually fixed price per lineal foot drilled and require the provision of line-item materials at a fixed unit price based on approved quantities irrespective of actual per unit costs. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, many of which are beyond our control. Expected profits on contracts are realized only if costs are accurately estimated and successfully controlled. We may not be able to obtain compensation for additional work performed or expenses incurred as a result of changes or inaccuracies in these estimates and underlying assumptions, such as unanticipated sub-surface site conditions, unanticipated technical problems, equipment failures, inefficiencies, cost of raw materials, schedule delays due to constraints on drilling hours, weather delays, or accidents. If cost estimates for a contract are inaccurate, or if the contract is not performed within cost estimates, then cost overruns may result in losses or cause the contract not to be as profitable as expected.

A significant portion of our contract drilling business is dependent on municipalities and a decline in municipal spending could adversely impact our business.

A significant portion of our contract drilling division revenues is derived from water and infrastructure contracts with governmental entities or agencies; 76% in fiscal 2017. Reduced tax revenues and governmental budgets may limit spending by local governments which in turn will affect the demand for our services. Material reductions in spending by a significant number of local governmental agencies could have a material adverse effect on our business, results of operations, liquidity and financial position.

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

ITEM 1B.                          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                     PROPERTIES

Oil and Natural Gas and Land Investment Properties

The location and character of Barnwell’s oil and natural gas properties and its land investment properties, are described above under Item 1, “Business.”

Corporate Offices

Barnwell, through a wholly-owned subsidiary, owns the 29th floor of a commercial office building in downtown Honolulu that it uses as its corporate office.

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

PART II

ITEM 5.                                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE American under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE American, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2015	$2.25	$1.85	December 31, 2016	$2.04	$1.55
March 31, 2016	$1.95	$1.30	March 31, 2017	$2.70	$1.58
June 30, 2016	$1.79	$1.31	June 30, 2017	$2.21	$1.70
September 30, 2016	$2.01	$1.40	September 30, 2017	$1.93	$1.62

Holders

As of December 1, 2017, there were 8,277,160 shares of common stock, par value $0.50, outstanding. As of December 1, 2017, there were approximately 90 shareholders of record and approximately 1,000 beneficial owners.

Dividends

No dividends were declared or paid during fiscal years 2017 or 2016. The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

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

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2017 and 2016, and the related Consolidated Statements of Operations, Comprehensive Income (Loss), Equity, and Cash Flows for the years ended September 30, 2017 and 2016. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

Current Outlook

Due to the negative impacts of 1) declines in oil and natural gas prices (notwithstanding the recent increases in prices); 2) declines in oil and natural gas production due to both oil and natural gas property sales and the natural decline oil and natural gas wells experience as they age; 3) increasing costs due to both inflation, the age of Barnwell's properties, increases in governmental regulation and other factors, Barnwell's existing oil and natural gas assets are projected to have negative cash flow from operations. As a result, the Company's current cash on hand will likely not be sufficient to fund both the reinvestments that are necessary to sustain our business in the future and our asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses. Therefore, it is likely that Barnwell will be increasingly reliant upon future land investment segment proceeds, if any, and future cash distributions, if any, from the Kukio Resort land development partnerships, the timing of which are both highly uncertain and not within Barnwell’s control, to fund operations and provide capital for reinvestment. Additionally, the Company may need to consider alternative strategies to enable it to sustain or grow its business. If the Company is unable to make sufficient and successful investments in the near future, or if unforeseen circumstances arise that impair our ability to sustain or grow the Company, we will likely be forced to wind down our operations, either through liquidation, bankruptcy or further sales of our assets, and/or we may not be able to continue as a going concern beyond one year.

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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Our reserve estimates are prepared at least annually by independent petroleum reserve engineers. The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. A portion of the revisions are attributable to changes in the rolling 12-month average first-day-of-the-month prices, which impact the economics of producible reserves. In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 30% of the previous year’s estimate. However, there can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties. If reported reserve volumes were revised downward by 5% at the end of fiscal 2017, the ceiling limitation would have decreased approximately $406,000 before income taxes, which would not have resulted in a reduction of the carrying value of oil and gas properties before income taxes.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2017, depletion for fiscal 2017 would have increased by approximately $42,000.

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

Investment Held for Sale

Policy Description

Investment held for sale is recorded at the lower of cost or estimated fair value less costs to sell. If an asset’s fair value less costs to sell, based on estimated future cash flows, management estimates or market comparisons, is less than its carrying amount, the asset is written down to its estimated fair value less costs to sell.

Judgments and Assumptions

Investment held for sale is reviewed for possible impairment when events or circumstances indicate that the carrying value may not be recoverable. If the evaluation determines that the recorded value will not be recovered, the carrying value of the investment held for sale is written down to the estimated fair value less costs to sell. This evaluation requires management to make assumptions and apply considerable judgment based on market conditions and comparable sales transactions. Changes in assumptions may require valuation adjustments that may materially impact the Company’s future operating results.

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

Judgments and Assumptions

The asset retirement obligation is recorded at fair value in the period in which it is incurred along with a corresponding increase in the carrying amount of the related asset. Barnwell has estimated fair value by discounting the estimated future cash outflows required to settle abandonment and restoration liabilities. The present value calculation includes numerous estimates, assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. The process of estimating the asset retirement obligation requires substantial judgment and use of estimates, resulting in imprecise determinations. Actual asset retirement obligations through the end of fiscal 2017 have not materially differed from our estimates. However, because of the inherent imprecision of estimates as described above, there can be no assurance that material differences will not occur in the future. A 20% increase in accretion and depletion of the asset retirement obligation would have increased Barnwell’s fiscal 2017 expenses before taxes by approximately $104,000.

Overview

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada (oil and natural gas segment), 2) investing in land interests in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment). In previous years, Barnwell developed homes for sale in Hawaii in its residential real estate segment.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)           Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP ("KD I") resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 23 remained to be sold at September 30, 2017, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

•
The right to receive percentage of sales payments from KD Acquisition II, LLLP ("KD II") resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the gross receipts from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive 50% of any future distributions otherwise payable from KD II to it members up to $8,000,000, of which $2,500,000 has been received to date. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II. At September 30,

2017, both of the parcels have been sold, and the remaining acreage within Increment II is not yet under development.

•
An indirect 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II discussed above, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments and percentage of future distributions to KD II's members. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of September 30, 2017, 23 lots remained to be sold within Kaupulehu Increment I.

•
Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

2)           Barnwell owns an 80% interest in Kaupulehu 2007, a Hawaii limited liability limited partnership. At September 30, 2017, Kaupulehu 2007 owned one residential parcel in the Kaupulehu Increment I area that was available for sale.

Contract Drilling Segment

Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Residential Real Estate

Barnwell, through its 80%-owned real estate joint venture, Kaupulehu 2007, constructed and sold luxury single-family homes in previous years. Kaupulehu 2007, in addition to the parcel described above, owned a luxury residence in the Kaupulehu area, which sold in April 2016. Kaupulehu 2007 does not currently have any homes under construction or any homes for sale.

Business Environment

Our operations are located in Canada and in the state of Hawaii. Accordingly, our business performance is directly affected by macroeconomic conditions in those areas, as well as general economic conditions of the U.S. domestic and world economies.

Oil and Natural Gas Segment

Since late 2014 the industry has experienced significant instability in oil and natural gas prices, with the lowest level of prices realized in early 2016, that has negatively impacted our operating results, cash flows and liquidity. Credit and capital markets for oil and natural gas companies have been negatively affected as well, resulting in a decline in sources of financing as compared to previous years.

Barnwell realized an average price for oil of $40.72 per barrel during the year ended September 30, 2017, an increase of 26% from $32.42 per barrel realized during the prior year. The increase in the average price for oil in recent months is primarily a result of agreements made by both OPEC and non-OPEC producers in late 2016, and recently extended to March 2018, to reduce production. We expect that oil prices will remain volatile in the near term and may be affected by economic growth figures, political instability, supply and pipeline capacity constraints.

Barnwell realized an average price for natural gas of $1.98 per Mcf during the year ended September 30, 2017, an increase of 56% from $1.27 per Mcf realized during the prior year. Natural gas prices were depressed to historic low levels in 2016 as a result of weak growth in demand and a mild winter which led to storage levels exceeding the five-year average. While storage remains high in 2017, it has declined from the record levels of 2016.

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. The value of the deemed assets is based on each well's most recent twelve months of production and a rolling three-year average industry netback as determined by the AER annually. The AER has not recalculated the three-year average industry netback since March 2015 making the current value a premium to what most producers have been realizing. A recalculation of the value using current industry netback values would likely have a significant negative impact on our LMR. Companies with an LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At September 30, 2017, the Company had sufficient deemed asset value that no security deposit was due.

The AER requires purchasers of AER licensed oil and natural gas assets to have an LMR of 2.0 or higher immediately following the transfer of a license. This LMR requirement for well transfers hinders our ability to generate capital by selling oil and natural gas assets as it limits the number of qualified buyers. Additionally, it inhibits our ability to grow through acquisitions without depositing collateral with the AER, as we currently have an LMR of less than 1.2.

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

Land Investment Segment

Future land investment payments and any future cash distributions from our investment in the Kukio Resort land development partnerships are dependent upon the sale of the remaining 23 residential lots within Increment I by KD I and potential future development or sale of the remaining portion of Increment II by KD II of Kaupulehu Lot 4A. The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort land development partnerships are highly uncertain and out of our control, and there is no assurance with regards to the amounts of future sales of residential lots within Increments I and II.

Barnwell estimates that it will be heavily reliant upon land investment segment proceeds in order to provide sufficient liquidity to fund our operations in the long term. However, there can be no assurance that the amount of future land investment segment proceeds will provide the liquidity required.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii. Management currently estimates that well drilling activity for fiscal 2018 will be comparable to fiscal 2017 based upon the value of contracts in backlog.

Results of Operations

Summary

Net earnings attributable to Barnwell for fiscal 2017 totaled $1,171,000, a $4,786,000 increase in operating results from a net loss of $3,615,000 in fiscal 2016. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•
A $2,093,000 increase in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to a $2,500,000 payment received by Kaupulehu Developments from KD II in the current year;

•
A $1,708,000 increase in oil and natural gas segment operating results, before impairment of assets and income taxes, due primarily to an increase in net revenues as a result of increases in prices for all products and a reduction in the depletion rate as a result of sales of oil and natural gas properties and upward revisions of oil and natural gas reserves due to higher rolling average prices in the current year period;

•
A $553,000 increase in contract drilling segment operating results, before income taxes, primarily resulting from increased activity on a contract for the plugging and abandonment of two geothermal wells which was partially offset by losses on certain water well drilling contracts due to unforeseen difficulties such as geological formation issues and well wall subsidences;

•	A $1,154,000 impairment of oil and natural gas properties recorded in the prior year; and

•	A $348,000 decrease in equity in income from affiliates recorded as a result of decreased operating results of the Kukio Resort land development partnerships.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 1% in fiscal 2017, as compared to fiscal 2016, and the exchange rate of the Canadian dollar to the U.S. dollar increased 5% at September 30, 2017, as compared to September 30, 2016. Accordingly, the assets, liabilities, stockholders’ equity, and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net earnings (loss). Other comprehensive income due to foreign currency translation adjustments, net of taxes, for fiscal 2017 was $147,000, a $60,000 increase from $87,000 in fiscal 2016. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in fiscal 2017 and 2016 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2017 as compared to fiscal 2016. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2017	2016	$	%
Natural gas (Mcf)*	$1.98	$1.27	$0.71	56%
Oil (Bbls)	$40.72	$32.42	$8.30	26%
Liquids (Bbls)	$30.19	$23.82	$6.37	27%

	Annual Net Production
			Increase (Decrease)
	2017	2016	Units	%
Natural gas (Mcf)	378,000	476,000	(98,000)	(21)%
Oil (Bbls)	81,000	78,000	3,000	4%
Liquids (Bbls)	5,000	6,000	(1,000)	(17)%
_________________________________________________
*      Natural gas price per unit is net of pipeline charges.

The oil and natural gas segment generated a $507,000 operating profit in fiscal 2017 before general and administrative expenses, an increase in operating results of $2,862,000 as compared to the $2,355,000 operating loss generated in fiscal 2016. Operating results were negatively impacted in fiscal 2016 by the impairment of oil and natural gas assets of $1,154,000.

Oil and natural gas revenues increased $1,206,000 (38%) from $3,177,000 in fiscal 2016 to $4,383,000 in fiscal 2017, primarily due to to increases in prices for all products as well as from approximately $200,000 of additional royalties assessed on a non-operated property in the prior year period which decreased prior year net revenues. The increase in revenues in the current year due to increased oil production was more than offset by the decrease in revenues due to decreased natural gas and natural gas liquids production.

Oil and natural gas operating expenses decreased $114,000 (4%) from $3,142,000 in fiscal 2016 to $3,028,000 in fiscal 2017, primarily as a result of a reduction in the estimated probable remediation costs for a gas migration at one of our non-operated wells for which approximately $200,000 was originally accrued in the prior year and was adjusted down to approximately $23,000 in the current year based on information received in the current year from the operator, as well as from approximately $205,000 in equalization credits for previously allocated operating expenses received from non-operated properties in the current year which decreased operating expenses. These decreases were partially offset by increased workover costs and gas transportation fees in the current year related to certain properties.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots in Increment I from KD I and the sales of lots and/or residential units in Increment II from KD II. Kaupulehu Developments is also entitled to receive 50% of distributions otherwise payable from KD II to its members up to $8,000,000, of which $2,500,000 has been received to date, after the members of KD II have received distributions equal to the original basis of capital invested in the project, which occurred in fiscal 2017. KD I and KD II are land development partnerships in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage of sales payments and percentage of distribution payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

The following table summarizes the percentage of sales payment revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Year ended September 30,
	2017	2016
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$4,503,000	$2,255,000
Fees - included in general and administrative expenses	(648,000)	(340,000)
Sale of interest in leasehold land, net of fees	$3,855,000	$1,915,000

During the year ended September 30, 2017, Barnwell received $2,003,000 in percentage of sales payments from KD I and KD II from the sale of the second of two large ocean front lots within Increment II and the sale of two single-family lots within Phase II of Increment I. In September 2017, Kaupulehu Developments received $2,500,000 from KD II representing an amount equal to 50% of the distributions KD II made to its members. The amount and timing of any such future receipts by Kaupulehu Developments cannot be determined at this time as distributions by KD II are solely at the discretion of KD II’s managing partner, who holds the controlling interest in KD II, and as future distributions are also dependent upon KD II’s future results of operations.

During the year ended September 30, 2016, Barnwell received $2,255,000 in percentage of sales payments from KD I and KD II from the sale of the first of two large ocean front lots within Increment II and the sale of three single-family lots in Phase II of Increment I.

As of September 30, 2017, 23 single-family lots, of the 80 lots developed within Increment I, remained to be sold. The current remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues increased $1,705,000 (76%) to $3,938,000 in fiscal 2017, as compared to $2,233,000 in fiscal 2016, and contract drilling costs increased $1,133,000 (54%) to $3,231,000 in fiscal 2017, as compared to $2,098,000 in fiscal 2016. The contract drilling segment generated a $437,000 operating profit before general and administrative expenses during fiscal 2017, an increase in operating results of $553,000 as compared to an operating loss before general and administrative expenses of $116,000 in fiscal 2016. The increase in operating results as compared to the prior year was primarily due to increased activity on a contract for the plugging and abandonment of two geothermal wells, partially offset by current year losses on certain water well drilling contracts due to unforeseen difficulties such as geological formation issues and well wall subsidences.

At September 30, 2017, there was a backlog of three well drilling and nine pump installation and repair contracts, of which two well drilling and seven pump installation and repair contracts were in progress as of September 30, 2017. The backlog of contract drilling revenues as of December 1, 2017 was approximately $6,200,000, of which $3,800,000 is expected to be realized in fiscal 2018 with the remainder to be recognized in the following fiscal year.

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

General and administrative expenses

General and administrative expenses increased $275,000 (4%) to $6,976,000 in fiscal 2017, as compared to $6,701,000 in fiscal 2016. The increase was due to a $308,000 increase in professional fees related to commission due on land investment proceeds and a $233,000 increase in directors' fees, partially offset by a $192,000 decrease in compensation costs and a $67,000 decrease in holding costs related to the home that was sold in April 2016. Barnwell's long-term Chief Executive Officer resigned effective December 31, 2016 but continued to serve on the Company's Board of Directors. Therefore, as a non-employee director, as of January 1, 2017, he began receiving a director's fee.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $404,000 (25%) in fiscal 2017 as compared to fiscal 2016 primarily due to a reduction in the depletion rate, as well as from decreases in production. The depletion rate decreased in the current year due to sales of oil and natural gas properties that were credited to the oil and natural gas cost pools in accordance with the full cost method, resulting in a decrease in the depletable base, and from upward revisions of oil and natural gas reserves due to higher rolling average prices.

Impairment of assets

During the year ended September 30, 2017, Kaupulehu 2007 recorded a $155,000 impairment of its residential parcel held for sale as a result of changes in fair values for comparable real estate.

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at June 30, 2016. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $1,154,000 during the year ended September 30, 2016. No such reduction was necessary during the current year.

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

Interest expense

Interest expense decreased $91,000 (94%) to $6,000 in fiscal 2017, as compared to $97,000 in fiscal 2016, as Barnwell repaid all of its remaining long-term debt during fiscal 2016.

Gain on sales of assets

On May 2, 2017, the Company's New York office was sold for approximately $2,360,000, net of related costs, resulting in a gain of $527,000, which was recognized during the year ended September 30, 2017.

In September 2015, Barnwell sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The disposition was recorded in the fourth quarter of fiscal 2015 using preliminary purchase price adjustments. The purchase price was subject to final adjustments in accordance with the terms of the purchase and sale agreement. Barnwell and the purchaser updated the estimated purchase price adjustments during fiscal 2016, which resulted in the recognition of an additional gain in the amount of $472,000 during the year ended September 30, 2016.

Equity in income of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $2,276,000 in fiscal 2017, as compared to $2,624,000 in fiscal 2016. The decrease in the allocated partnership income in the current year period is primarily due to decreased lot sales.

During the year ended September 30, 2017, Barnwell received net cash distributions in the amount of $3,223,000 from the Kukio Resort land development partnerships after distributing $396,000 to non-controlling interests. During the year ended September 30, 2016, Barnwell received net cash distributions in the amount of $5,320,000 from the Kukio Resort land development partnerships after distributing $40,000 to non-controlling interests.

Income taxes

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Year ended September 30,
	2017	2016
United States	$1,522,000	$(360,000)
Canada	(1,431,000)	(3,977,000)
	$91,000	$(4,337,000)

Barnwell’s effective consolidated income tax rate for fiscal 2017, after adjusting earnings (loss) before income taxes for non-controlling interests, was (1187)%, as compared to 17% for fiscal 2016.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities and any amounts estimated to be realizable through tax carryback strategies, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort land development partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. In addition, the current Canadian income tax benefit for the year ended September 30, 2017 includes a $369,000 benefit from the lapsing of the statute of limitations on a previously accrued uncertain tax position in addition to the benefit attributable to the current year Canadian jurisdiction pretax loss.

Net earnings attributable to non-controlling interests

Earnings attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net earnings attributable to non-controlling interests totaled $1,143,000 in fiscal 2017, as compared to $751,000 in fiscal 2016. The $392,000 (52%) increase is primarily due to non-controlling interest's portion of the $2,500,000 land investment payment received by Kaupulehu Developments from KD II in the current year, whereas no such payment was received in the prior year.

Inflation

The effect of inflation on Barnwell has generally been to increase its cost of operations, general and administrative costs and direct costs associated with oil and natural gas production and contract drilling operations. Oil and natural gas prices realized by Barnwell are essentially determined by world prices for oil and western Canadian/Midwestern U.S. prices for natural gas.

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

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, short-term investments and land investment segment proceeds. At September 30, 2017, Barnwell had $20,344,000 in working capital.

Cash Flows

Cash flows used by operating activities totaled $2,119,000 for fiscal 2017, as compared to cash flows provided by operating activities of $1,770,000 for the same period in fiscal 2016. This $3,889,000 decrease was primarily due to net proceeds of $5,132,000 received from the sale of the real estate held for sale in April 2016, whereas there was no such item in the current year, and a $1,430,000 decrease in the amount of income distributed from affiliates in the current year, which were partially offset by increases in both oil and natural gas and contract drilling operating results.

Net cash provided by investing activities totaled $2,911,000 for fiscal 2017, as compared to $9,378,000 for fiscal 2016. The $6,467,000 decrease in investing cash flows was primarily due to a $7,089,000 release of restricted cash in the prior year and $4,413,000 in net purchases of certificates of deposit in the current year. These decreases were partially offset by a $2,486,000 increase in proceeds from the sales of assets related to the sale of the New York office and certain oil and natural gas properties in the current year and an increase of $2,283,000 in proceeds from the sale of interest in leasehold land net of fees paid in the current year.

Cash flows used in financing activities totaled $370,000 for fiscal 2017, as compared to $4,252,000 for fiscal 2016. The $3,882,000 increase in financing cash flows was primarily due to $3,440,000 in debt repayments in the prior year as a result of the sale of the real estate held for sale in April 2016 and a $318,000 increase in the release of restricted cash in the current year.

Credit Arrangements

In June 2016, Barnwell entered into an agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars. Borrowings under this facility were $0 at September 30, 2016. The obligations under the credit facility were secured by a $500,000 Canadian dollar guaranteed investment certificate pledged to Royal Bank of Canada, which is classified as "Restricted cash" on the accompanying Consolidated Balance Sheet at U.S. $381,000, at the September 30, 2016 exchange rate. In April 2017, the revolving demand facility was canceled and the guaranteed investment certificate matured and the funds were reclassified to cash.

Barnwell, together with its real estate joint venture, Kaupulehu 2007, had a non-revolving real estate loan with a Hawaii bank. In April 2016, the home collateralizing the loan was sold and in accordance with the terms of the loan agreement a portion of the proceeds from the sale was used to repay the $3,440,000 then outstanding on the real estate loan.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, decreased $924,000 from $1,773,000 in fiscal 2016 to $849,000 in fiscal 2017. Of the $849,000 of total oil and natural gas properties investments for fiscal 2017, $451,000 (53%) was for the acquisition of oil and natural gas leases and additional working interests in oil and natural gas properties and $398,000 (47%) was for well improvements.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2018 will range from $1,500,000 to $2,000,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Properties

2017 Acquisition

On September 27, 2017, Barnwell completed the acquisition of additional working interests in oil and natural gas properties located in the Spirit River area of Alberta, Canada for cash consideration of $381,000.

2017 Dispositions

In June 2017, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold a portion of its oil and natural gas properties located in the Progress and Valhalla areas of Alberta, Canada. The sales price per the agreement was adjusted to $1,076,000 for customary purchase price adjustments to reflect the economic activity from the effective date of April 1, 2017 to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. From Barnwell's net proceeds, $593,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Net oil and natural gas production from this property was approximately 11,000 Boe, or approximately 7% of total net oil and natural gas production, for the year ended September 30, 2016. As of September 30, 2016, estimated net proved oil and natural gas reserve volumes associated with these properties was 95,000 Boe, or approximately 14% of the total reserve volumes at that date.

During the year ended September 30, 2017, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $208,000, of which $72,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sales.

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

2015 Disposition

Barnwell entered into a purchase and sale agreement with an independent third party and, in September 2015, sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The disposition was recorded in fiscal 2015 using preliminary purchase price adjustments. Barnwell and the purchaser updated and finalized the purchase price adjustments in accordance with the terms of the purchase and sale agreement during fiscal 2016 which resulted in additional proceeds of $493,000 and the recognition of an additional gain in the amount of $472,000 during the year ended September 30, 2016.

Asset Retirement Obligation

In July 2014, the Alberta Energy Regulator introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were noncompliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year. The impact of this program was incorporated into Barnwell's estimate of its asset retirement obligations beginning in fiscal 2014. At September 30, 2017, the current portion of the asset retirement obligation was $1,231,000.

Contractual Obligations

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

Contingencies

Environmental Matters

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. Barnwell’s working interest in the well is 50% and as non-operator we have no control over the actual cost or timing of the remediation. In February 2016, we accrued approximately $200,000 for estimated probable environmental remediation costs, which was the balance of the accrual at September 30, 2016. However, based on recent information from the operator of the well, the cost to remediate will be less than originally estimated and the remaining liability is approximately $2,000 at September 30, 2017.

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

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors
Barnwell Industries, Inc.:
We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries (Company) as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Barnwell Industries, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
December 20, 2017

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$16,281,000	$15,550,000
Certificates of deposit	4,413,000	—
Restricted cash	—	381,000
Accounts and other receivables, net of allowance for doubtful accounts	1,414,000	1,228,000
Income taxes receivable	1,145,000	378,000
Asset held for sale	—	1,829,000
Investment held for sale	1,037,000	1,192,000
Other current assets	852,000	556,000
Total current assets	25,142,000	21,114,000
Deferred income tax assets	300,000	—
Investments	2,209,000	3,552,000
Property and equipment, net	5,369,000	6,902,000
Total assets	$33,020,000	$31,568,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,185,000	$1,423,000
Accrued capital expenditures	348,000	439,000
Accrued compensation	390,000	449,000
Accrued operating and other expenses	1,386,000	1,031,000
Current portion of asset retirement obligation	1,231,000	1,017,000
Other current liabilities	258,000	377,000
Total current liabilities	4,798,000	4,736,000
Deferred rent	21,000	—
Liability for retirement benefits	4,150,000	6,707,000
Asset retirement obligation	5,632,000	6,177,000
Deferred income tax liabilities	236,000	204,000
Total liabilities	14,837,000	17,824,000
Commitments and contingencies (Note 17)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at September 30, 2017 and 2016	4,223,000	4,223,000
Additional paid-in capital	1,350,000	1,345,000
Retained earnings	15,023,000	13,852,000
Accumulated other comprehensive loss, net	(1,058,000)	(3,920,000)
Treasury stock, at cost:
167,900 shares at September 30, 2017 and 2016	(2,286,000)	(2,286,000)
Total stockholders’ equity	17,252,000	13,214,000
Non-controlling interests	931,000	530,000
Total equity	18,183,000	13,744,000
Total liabilities and equity	$33,020,000	$31,568,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2017	2016
Revenues:
Oil and natural gas	$4,383,000	$3,177,000
Contract drilling	3,938,000	2,233,000
Sale of interest in leasehold land	4,503,000	2,255,000
Residential real estate	—	5,700,000
Gas processing and other	206,000	262,000
	13,030,000	13,627,000
Costs and expenses:
Oil and natural gas operating	3,028,000	3,142,000
Contract drilling operating	3,231,000	2,098,000
Residential real estate	—	5,510,000
General and administrative	6,976,000	6,701,000
Depletion, depreciation, and amortization	1,203,000	1,607,000
Impairment of assets	155,000	1,154,000
Gain on sales of assets	(527,000)	(472,000)
Interest expense	6,000	97,000
	14,072,000	19,837,000
Loss before equity in income of affiliates and income taxes	(1,042,000)	(6,210,000)
Equity in income of affiliates	2,276,000	2,624,000
Earnings (loss) before income taxes	1,234,000	(3,586,000)
Income tax benefit	(1,080,000)	(722,000)
Net earnings (loss)	2,314,000	(2,864,000)
Less: Net earnings attributable to non-controlling interests	1,143,000	751,000
Net earnings (loss) attributable to Barnwell Industries, Inc. stockholders	$1,171,000	$(3,615,000)
Basic net earnings (loss) per common share
attributable to Barnwell Industries, Inc. stockholders	$0.14	$(0.44)
Diluted net earnings (loss) per common share
attributable to Barnwell Industries, Inc. stockholders	$0.14	$(0.44)
Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160
Diluted	8,277,160	8,277,160
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended September 30,
	2017	2016
Net earnings (loss)	$2,314,000	$(2,864,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	147,000	87,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	326,000	168,000
Net actuarial gains (losses) arising during the period, net of taxes of $0	2,389,000	(2,053,000)
Total other comprehensive income (loss)	2,862,000	(1,798,000)
Total comprehensive income (loss)	5,176,000	(4,662,000)
Less: Comprehensive income attributable to non-controlling interests	1,143,000	751,000
Comprehensive income (loss) attributable to Barnwell Industries, Inc.	$4,033,000	$(5,413,000)
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years ended September 30, 2017 and 2016

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2015	8,277,160	$4,223,000	$1,335,000	$17,467,000	$(2,122,000)	$(2,286,000)	$645,000	$19,262,000
Distributions to non-controlling interests	—	—	—	—	—	—	(866,000)	(866,000)
Net earnings (loss)	—	—	—	(3,615,000)	—	—	751,000	(2,864,000)
Share-based compensation	—	—	10,000	—	—	—	—	10,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	87,000	—	—	87,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	168,000	—	—	168,000
Net actuarial losses arising during the period, net of taxes of $0	—	—	—	—	(2,053,000)	—	—	(2,053,000)
Balance at September 30, 2016	8,277,160	4,223,000	1,345,000	13,852,000	(3,920,000)	(2,286,000)	530,000	13,744,000
Contributions from non-controlling interests	—	—	—	—	—	—	6,000	6,000
Distributions to non-controlling interests	—	—	—	—	—	—	(748,000)	(748,000)
Net earnings	—	—	—	1,171,000	—	—	1,143,000	2,314,000
Share-based compensation	—	—	5,000	—	—	—	—	5,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	147,000	—	—	147,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	326,000	—	—	326,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	—	—	2,389,000	—	—	2,389,000
Balance at September 30, 2017	8,277,160	$4,223,000	$1,350,000	$15,023,000	$(1,058,000)	$(2,286,000)	$931,000	$18,183,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2017	2016
Cash flows from operating activities:
Net earnings (loss)	$2,314,000	$(2,864,000)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Equity in income of affiliates	(2,276,000)	(2,624,000)
Depletion, depreciation, and amortization	1,203,000	1,607,000
Impairment of assets	155,000	1,154,000
Gain on sale of asset	(527,000)	—
Gain on sale of oil and natural gas properties	—	(472,000)
Sale of interest in leasehold land, net of fees paid	(4,198,000)	(1,915,000)
Distributions of income from equity investees	2,284,000	3,714,000
Retirement benefits expense	537,000	519,000
Accretion of asset retirement obligation	433,000	464,000
Deferred income tax benefit	(268,000)	(71,000)
Asset retirement obligation payments	(833,000)	(459,000)
Share-based compensation expense (benefit)	15,000	(22,000)
Deferred rent liability	21,000	—
Retirement plan contributions and payments	(365,000)	(1,106,000)
Real estate held for sale	—	5,132,000
Decrease from changes in current assets and liabilities	(614,000)	(1,287,000)
Net cash (used in) provided by operating activities	(2,119,000)	1,770,000
Cash flows from investing activities:
Purchases of certificates of deposit	(7,139,000)	—
Proceeds from the maturity of certificates of deposit	2,726,000	—
Decrease in restricted cash	—	7,089,000
Distributions from equity investees in excess of earnings	1,335,000	1,646,000
Proceeds from sale of interest in leasehold land, net of fees paid	4,198,000	1,915,000
Proceeds from the sale of assets, net of closing costs	2,360,000	—
Proceeds from sale of oil and natural gas assets	619,000	493,000
Payments to acquire oil and natural gas properties	(381,000)	(769,000)
Capital expenditures	(807,000)	(996,000)
Net cash provided by investing activities	2,911,000	9,378,000
Cash flows from financing activities:
Repayments of long-term debt	—	(3,440,000)
Decrease in restricted cash	372,000	54,000
Contributions from non-controlling interests	6,000	—
Distributions to non-controlling interests	(748,000)	(866,000)
Net cash used in financing activities	(370,000)	(4,252,000)
Effect of exchange rate changes on cash and cash equivalents	309,000	183,000
Net increase in cash and cash equivalents	731,000	7,079,000
Cash and cash equivalents at beginning of year	15,550,000	8,471,000
Cash and cash equivalents at end of year	$16,281,000	$15,550,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2017 AND 2016

1.                                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada, 2) investing in land interests in Hawaii, and 3) drilling wells and installing and repairing water pumping systems in Hawaii.

Principles of Consolidation

The consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us,” or the “Company”), including a 77.6%-owned land investment general partnership (Kaupulehu Developments), a 75%-owned land investment partnership (KD Kona 2013 LLLP) and an 80%-owned joint venture (Kaupulehu 2007, LLLP). All significant intercompany accounts and transactions have been eliminated.

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

Reclassification

Fees related to percentage of sales payments have been reclassified to general and administrative expenses rather than being presented net with sale of interest in leasehold land revenues for the prior year to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and short-term investments with original maturities of three months or less.

Certificates of deposit

Certificates of deposit include certificates of deposit at various financial institutions with original maturities in excess of three months.

Restricted Cash

Restricted cash at September 30, 2016 consisted of a $500,000 Canadian dollar, or U.S. $381,000 at the September 30, 2016 exchange rate, guaranteed investment certificate pledged to the Royal Bank of Canada as was required by our revolving demand facility.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, and certificates of deposit. We maintain bank account balances with high quality financial institutions which often exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash. Certificates of deposit are maintained at separate high-quality financial institutions within insured limits and are therefore not exposed to any credit risk.

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

Investment Held for Sale

Investment held for sale is reported at the lower of the asset carrying value or fair value less costs to sell. The recorded balance is evaluated for impairment whenever events or changes in circumstances indicate that the balance may not be fully recoverable. This evaluation requires management to make assumptions and apply considerable judgments to, among others, estimates of the timing and amount of future cash flows, uncertainty about future events, including changes in economic conditions, changes in operating performance, and ongoing cost of maintenance and improvements of the assets. Changes in these and other assumptions may require impairment charges that may materially impact the Company’s future operating results.

Assets are classified as held for sale if management commits to a plan to sell the property, the Company actively markets the property in its current condition for a price that is reasonable in comparison to its fair value and management considers the sale of such property within one year of the balance sheet date to be probable.

Investments in Real Estate

Barnwell accounts for sales of Increment I and Increment II leasehold land interests under the full accrual method. Gains from such sales were recognized when the buyer’s investments were adequate to demonstrate a commitment to pay for the property, risks and rewards of ownership transferred to the buyer, and Barnwell did not have a substantial continuing involvement with the property sold. With regard to payments Kaupulehu Developments is entitled to receive from KD I and KD II, the percentage of sales payments from KD I and KD II and percentage of distributions from KD II are contingent future profits which will be recognized when they are realized. All costs of the sales of Increment I and Increment II leasehold land interests were recognized at the time of sale and were not deferred to future periods when any contingent profits will be recognized.

Equity Method Investments

Affiliated companies, which are limited partnerships or similar entities, in which Barnwell holds more than a 3% to 5% ownership interest and does not control, are accounted for as equity method investments. Equity method investment adjustments include Barnwell’s proportionate share of investee income or loss, adjustments to recognize certain differences between Barnwell’s carrying value and Barnwell’s equity in net assets of the investee at the date of investment, impairments and other adjustments required by the equity method. Gains or losses are realized when such investments are sold.

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

Barnwell analyzes its unconsolidated affiliates in which it has an investment to determine whether the unconsolidated entities are VIEs and, if so, whether the Company is the primary beneficiary. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. Our unconsolidated affiliates that have been determined to be VIEs are accounted under the equity method because we do not have a controlling financial interest and are therefore not the VIE’s primary beneficiary (see Note 8).

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

Acquisitions

In accordance with the guidance for business combinations, Barnwell determines whether an acquisition is a business combination, which requires that the assets acquired and liabilities assumed constitute a business. Each business combination is then accounted for by applying the acquisition method of accounting. If the assets acquired are not a business, the Company accounts for the transaction as an asset acquisition. Under both methods purchase prices are allocated to acquired assets and assumed liabilities based on their estimated fair value at the time of the acquisition. For transactions that are business combinations, the Company evaluates the existence of goodwill or a gain from a bargain purchase. The Company capitalizes acquisition-related costs and fees associated with asset acquisitions and immediately expenses acquisition-related costs and fees associated with business combinations.

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

Retirement Plans

Barnwell accounts for its defined benefit pension plan, Supplemental Employee Retirement Plan, and postretirement medical insurance benefits plan by recognizing the over-funded or under-funded status as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. See further discussion at Note 12.

The estimation of Barnwell’s retirement plan obligations, costs and liabilities requires management to estimate the amount and timing of cash outflows for projected future payments and cash inflows for maturities and expected returns on plan assets. These assumptions may have an effect on the amount and timing of future contributions.

At the end of each year, Barnwell determines the discount rate to be used to calculate the present value of plan liabilities and the net periodic benefit cost. The discount rate is an estimate of the current interest rate at which the retirement plan liabilities could be effectively settled at the end of the year. In estimating this rate, Barnwell performs a cash-flow matching discount rate analysis developed using high-quality corporate bonds yield. The discount rate used to value the future benefit obligation as of each year-end is the rate used to determine the periodic benefit cost in the following year.

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The actual fair value of plan assets and estimated rate of return is used to determine the expected investment return during the year. The estimated rate of return on plan assets is based on an estimate of future experience for plan asset returns, the mix of plan assets, current market conditions, and expectations for future market conditions. A decrease (increase) of 50 basis points in the expected return on assets assumption would increase (decrease) pension expense by approximately $47,000 based on the assets of the plan at September 30, 2017.

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

Recently Adopted Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires an entity to evaluate at each reporting period whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year from the date the financial statements are issued and to provide related footnote disclosures in certain circumstances. The Company adopted the provisions of this ASU for the annual reporting period ended September 30, 2017. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items,” which eliminates the concept of an extraordinary item from GAAP. As a result, an entity will no longer be required to separately classify, present and disclose extraordinary events and transactions. The Company adopted the provisions of this ASU effective October 1, 2016. The adoption of this update did not have a material impact on Barnwell’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, "Clarifying the Definition of a Business," which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU No. 2017-01 provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If, however, the screen is not met, then the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. Finally, the amendments in this ASU narrow the definition of the term "output" so that it is consistent with the manner in which outputs are described in Topic 606. We elected to early adopt this pronouncement effective July 1, 2017. As a result of adopting this pronouncement we accounted for certain transactions as asset acquisitions which would have qualified as business combinations under the previous standard (see Note 9).

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

Options to purchase 593,750 and 621,250 shares of common stock were excluded from the computation of diluted shares for the years ended September 30, 2017 and 2016, respectively, as their inclusion would have been antidilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Year ended September 30, 2017
	Net Earnings	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net earnings per share	$1,171,000	8,277,160	$0.14
Effect of dilutive securities - common stock options	—	—
Diluted net earnings per share	$1,171,000	8,277,160	$0.14

	Year ended September 30, 2016
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(3,615,000)	8,277,160	$(0.44)
Effect of dilutive securities - common stock options	—	—
Diluted net loss per share	$(3,615,000)	8,277,160	$(0.44)

3.                                   SHARE-BASED PAYMENTS

The Company’s share-based compensation expense (benefit) and related income tax effects are as follows:

	Year ended September 30,
	2017	2016
Share-based expense (benefit)	$15,000	$(22,000)
Income tax effect	$—	$—

Share-based compensation expense (benefit) recognized in earnings (loss) for the years ended September 30, 2017 and 2016 are reflected in “General and administrative” expenses in the Consolidated Statements of Operations. There was no impact on income taxes for the years ended September 30, 2017 and 2016 due to a full valuation allowance on the related deferred tax asset. As of September 30, 2017, there was $1,000 of total unrecognized compensation cost related to nonvested share options. That cost is expected to be recognized over 0.2 years.

Description of Share-Based Payment Arrangements

The Company’s stock option plans are administered by the Compensation Committee of the Board of Directors.

The stockholder-approved 2008 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 800,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2017, a total of 62,500 share options remain available for grant. Stock options grants include nonqualified stock options that have exercise prices equal to Barnwell’s stock price on the date of grant, vest annually over a service period of four years commencing one year from the date of grant and expire ten years from the date of grant. Certain options have stock appreciation rights that permit the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeds the option price.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises when the optionee requests shares.

Equity-classified Awards

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2016 through September 30, 2017 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2016	30,000	$3.01
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2017	30,000	$3.01	6.2	$—
Exercisable at September 30, 2017	22,500	$3.01	6.2	$—

Total share-based compensation expense for equity-classified awards vested in the years ended September 30, 2017 and 2016 was $5,000 and $10,000, respectively.

Liability-classified Awards

Compensation cost for liability-classified awards is remeasured to current fair value using a closed-form valuation model based on current values at each period end with the change in fair value recognized as an expense or benefit until the award is settled.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

Year ended September 30,
	2017	2016
Expected volatility range	53.1% to 69.5%	56.7% to 72.7%
Weighted-average volatility	64.6%	63.6%
Expected dividends	None	None
Expected term (in years)	0.2 to 6.2	1.2 to 7.2
Risk-free interest rate	1.1% to 2.1%	0.6% to 1.4%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2016 through September 30, 2017 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2016	591,250	$7.98
Granted	—	—
Exercised	—	—
Expired/Forfeited	(27,500)	8.18
Outstanding at September 30, 2017	563,750	$7.97	1.6	$—
Exercisable at September 30, 2017	556,250	$8.04	1.5	$—

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Year ended September 30,
	2017	2016
Due to vesting	$2,000	$4,000
Due to remeasurement	8,000	(36,000)
Total share-based compensation expense (benefit) for liability-based awards	$10,000	$(32,000)

4.                                   ACCOUNTS RECEIVABLE AND CONTRACT COSTS

Accounts receivable are net of allowances for doubtful accounts of $46,000 and $40,000 as of September 30, 2017 and 2016, respectively. Included in accounts receivable are contract retainage balances of $142,000 and $202,000 as of September 30, 2017 and 2016, respectively. The retainage balance as of September 30, 2017 is expected to be collected within one year, generally within 45 days after the related contracts have received final acceptance and approval.

Costs and estimated earnings on uncompleted contracts are as follows:

	September 30,
	2017	2016
Costs incurred on uncompleted contracts	$2,194,000	$966,000
Estimated earnings	89,000	70,000
	2,283,000	1,036,000
Less billings to date	1,947,000	1,112,000
	$336,000	$(76,000)

Costs and estimated earnings on uncompleted contracts are included in the Consolidated Balance Sheets as follows:

	September 30,
	2017	2016
Costs and estimated earnings in excess of billings on uncompleted contracts (included in other current assets)	$376,000	$89,000
Billings in excess of costs and estimated earnings on uncompleted contracts (included in other current liabilities)	(40,000)	(165,000)
	$336,000	$(76,000)

5.                                   ASSET HELD FOR SALE

The Company's New York office was designated as an asset held for sale and the carrying value in the aggregate amount of $1,829,000 was included in "Asset held for sale" on the Company's Consolidated Balance Sheet at September 30, 2016. On May 2, 2017, the Company's New York office was sold for approximately $2,360,000, net of related costs, resulting in a gain of $527,000, which was recognized in the year ended September 30, 2017.

6.                              INVESTMENT HELD FOR SALE

At September 30, 2017, Kaupulehu 2007 owned one residential lot available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

During the year ended September 30, 2017, Kaupulehu 2007 recorded a $155,000 impairment of the residential lot held for sale as a result of changes in fair values for comparable real estate.

7.                                   RESIDENTIAL REAL ESTATE

In April 2016, the residence that was available for sale in Lot 4A Increment I was sold for $5,700,000 in gross proceeds, before commission and other closing costs, and as a result of the sale, income in the amount of $190,000 was recognized during the year ended September 30, 2016.

8.                                   INVESTMENTS

A summary of Barnwell’s non-current investments is as follows:

	September 30,
	2017	2016
Investment in Kukio Resort land development partnerships	$2,159,000	$3,502,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total non-current investments	$2,209,000	$3,552,000

Investment in Kukio Resort land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6%

non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD I and KD II, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments and percentage of future distributions to KD II's members. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 23 lots remained to be sold at Kaupulehu Increment I, as well as from commissions on real estate sales by the real estate sales office.

During the year ended September 30, 2017, Barnwell received net cash distributions in the amount of $3,223,000 from the Kukio Resort land development partnerships after distributing $396,000 to non-controlling interests. During the year ended September 30, 2016, Barnwell received net cash distributions in the amount of $5,320,000 from the Kukio Resort land development partnerships after distributing $40,000 to non-controlling interests.

Equity in income of affiliates was $2,276,000 and $2,624,000 for the years ended September 30, 2017 and 2016, respectively. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $322,000 as of September 30, 2017, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $28,000 and $39,000, for the years ended September 30, 2017 and 2016, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Year ended September 30,
	2017	2016
Revenue	$31,578,000	$33,874,000
Gross profit	$14,584,000	$15,332,000
Net earnings	$11,107,000	$12,212,000

Sale of interest in leasehold land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 19).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2017, two single-family lots in Increment I were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2017 to $208,000,000. As of September 30, 2017, 23 single-family lots, of the 80 lots developed within Increment I, remained to be sold.

Kaupulehu Developments is entitled to receive payments from KD II resulting from the sale of lots and/or residential units by KD II within Increment II. The payments are based on a percentage of gross receipts from KD II's sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, of which one was sold in fiscal 2017 and one was sold in fiscal 2016. The remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II.

Kaupulehu Developments is also entitled to receive 50% of distributions otherwise payable from KD II to its members after the members of KD II have received distributions equal to the original basis of capital invested in the project, up to $8,000,000. In fiscal 2017, the members of KD II received cumulative distributions equal to the original basis of capital invested in the project after which Kaupulehu Developments received $2,500,000 from KD II representing an amount equal to 50% of the distributions KD II made to its members in September 2017. Kaupulehu Developments incurred fees of $343,000 related to this payment which was included in "Accrued operating and other expenses" on the Company's Consolidated Balance Sheet at September 30, 2017, and was paid in October 2017.

The following table summarizes the Increment I and Increment II revenues received from KD I and KD II and the amount of fees directly related to such revenues (see Note 17 "Commitments and Contingencies - Other Matters"):

	Year ended September 30,
	2017	2016
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$4,503,000	$2,255,000
Fees - included in general and administrative expenses	(648,000)	(340,000)
Sale of interest in leasehold land, net of fees	$3,855,000	$1,915,000

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

9.                           OIL AND NATURAL GAS PROPERTIES

2017 Acquisition

On September 27, 2017, Barnwell completed the acquisition of additional working interests in oil and natural gas properties located in the Spirit River area of Alberta, Canada, for cash consideration. The sales price per the agreement was adjusted to $381,000 for customary purchase price adjustments to reflect the economic activity from the effective date of June 1, 2017 to the closing date. The Spirit River acquisition was accounted for as an asset acquisition.

2017 Dispositions

In June 2017, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold a portion of its oil and natural gas properties located in the Progress and Valhalla areas of Alberta, Canada. The sales price per the agreement was adjusted to $1,076,000 for customary purchase price adjustments to reflect the economic activity from the effective date of April 1, 2017 to the closing date. From Barnwell's net proceeds, $593,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale, which is included in “Income taxes receivable” on the Consolidated Balance Sheet at September 30, 2017.

During the year ended September 30, 2017, Barnwell also sold miscellaneous oil and natural gas properties for proceeds of $208,000, of which $72,000 was withheld and remitted by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sales which is included in “Income taxes receivable” on the Consolidated Balance Sheet at September 30, 2017.

No gain or loss was recognized related to these dispositions as these sales to multiple counterparties in unrelated transactions did not individually, or in aggregate, result in a significant alteration of the relationship between capitalized costs and proved reserves.

2016 Acquisition

On September 12, 2016, Barnwell completed the acquisition of additional working interests in oil and natural gas properties located in the Wood River area of Alberta, Canada, for cash consideration. The sales price per the agreement was adjusted to $769,000 for customary purchase price adjustments to reflect the economic activity from the effective date of September 1, 2016 to the closing date.

The Wood River acquisition was accounted for under the acquisition method of accounting, and as such, Barnwell estimated the fair value of the acquired property as of the September 12, 2016 acquisition date. The following table summarizes the allocation of the consideration paid to acquire the properties to the assets acquired and liabilities assumed in the transaction as of the acquisition date. See Note 16 for further information regarding the fair value measurement inputs.

Property and equipment	$813,000
Asset retirement obligation	(44,000)
Net identifiable assets acquired	$769,000

The results of operations for the Wood River acquisition has been included in the consolidated financial statements from the closing date.

2016 Impairment of oil and natural gas assets

Under the full cost method of accounting, the Company performs quarterly ceiling test calculations. Barnwell’s net capitalized costs exceeded the ceiling limitations at June 30, 2016. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $1,154,000 during the year ended September 30, 2016. No such reduction was necessary during the current fiscal year.

2015 Disposition

Barnwell entered into a purchase and sale agreement with an independent third party and, in September 2015, sold its interests in its principal oil and natural gas properties located in the Dunvegan and Belloy areas of Alberta, Canada. The disposition was recorded in fiscal 2015 using preliminary purchase price adjustments. Barnwell and the purchaser updated and finalized the purchase price adjustments in accordance with the terms of the purchase and sale agreement during fiscal 2016 which resulted in additional proceeds of $493,000 and the recognition of an additional gain in the amount of $472,000 during the year ended September 30, 2016.

10.                                   PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION
Barnwell’s property and equipment is detailed as follows:

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, and Amortization	Net Property and Equipment
At September 30, 2017:
Land		$365,000	$—	$365,000
Oil and natural gas properties
(full cost accounting)		68,708,000	(64,915,000)	3,793,000
Drilling rigs and equipment	3 – 10 years	6,577,000	(5,992,000)	585,000
Office	40 years	857,000	(295,000)	562,000
Other property and equipment	3 – 17 years	2,724,000	(2,660,000)	64,000
Total		$79,231,000	$(73,862,000)	$5,369,000

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, and Amortization	Net Property and Equipment
At September 30, 2016:
Land		$365,000	$—	$365,000
Oil and natural gas properties
(full cost accounting)		66,265,000	(61,060,000)	5,205,000
Drilling rigs and equipment	3 – 10 years	6,379,000	(5,770,000)	609,000
Office	40 years	857,000	(274,000)	583,000
Other property and equipment	3 – 17 years	3,002,000	(2,862,000)	140,000
Total		$76,868,000	$(69,966,000)	$6,902,000

See Note 9 for discussion of acquisitions and divestitures of oil and natural gas properties in fiscal 2017 and 2016 and the impairment of oil and natural gas properties recognized in fiscal 2016.

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2017	2016
Asset retirement obligation as of beginning of year	$7,194,000	$6,936,000
Obligations incurred on new wells drilled or acquired	34,000	167,000
Liabilities associated with properties sold	(406,000)	—
Revision of estimated obligation	154,000	(68,000)
Accretion expense	433,000	464,000
Payments	(833,000)	(459,000)
Foreign currency translation adjustment	287,000	154,000
Asset retirement obligation as of end of year	6,863,000	7,194,000
Less current portion	(1,231,000)	(1,017,000)
Asset retirement obligation, long-term	$5,632,000	$6,177,000

Asset retirement obligations were reduced by $406,000 in fiscal 2017 for those obligations that were assumed by purchasers of Barnwell's oil and natural gas properties. There were no such obligations assumed in fiscal 2016.

11.                                   LONG-TERM DEBT

Canadian revolving demand facility

In June 2016, Barnwell entered into an agreement with Royal Bank of Canada for a revolving demand facility in the amount of $500,000 Canadian dollars. Borrowings under this facility were $0 at September 30, 2016. The obligations under the credit facility were secured by a $500,000 Canadian dollar guaranteed investment certificate pledged to Royal Bank of Canada, which is classified as "Restricted cash" on the accompanying Consolidated Balance Sheet at U.S. $381,000, at the September 30, 2016 exchange rate. In April 2017, the revolving demand facility was canceled and the guaranteed investment certificate matured and the funds were reclassified to cash.

Real estate loan

Barnwell, together with its real estate joint venture, Kaupulehu 2007, had a non-revolving real estate loan with a Hawaii bank. In April 2016, the home collateralizing the loan was sold and in accordance with the terms of the loan agreement a portion of the proceeds from the sale was used to repay the $3,440,000 remaining balance of the real estate loan.

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

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2017	2016	2017	2016	2017	2016
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$10,055,000	$8,683,000	$2,366,000	$1,900,000	$2,486,000	$1,319,000
Service cost	237,000	261,000	34,000	68,000	—	—
Interest cost	336,000	364,000	56,000	86,000	87,000	56,000
Actuarial (gain) loss	(740,000)	953,000	(847,000)	318,000	(533,000)	1,111,000
Benefits paid	(255,000)	(206,000)	(4,000)	(6,000)	(11,000)	—
Benefit obligation at end of year	9,633,000	10,055,000	1,605,000	2,366,000	2,029,000	2,486,000
Change in Plan Assets:
Fair value of plan assets at beginning of year	8,195,000	6,488,000	—	—	—	—
Actual return on plan assets	808,000	813,000	—	—	—	—
Employer contributions	350,000	1,100,000	4,000	6,000	11,000	—
Benefits paid	(255,000)	(206,000)	(4,000)	(6,000)	(11,000)	—
Fair value of plan assets at end of year	9,098,000	8,195,000	—	—	—	—
Funded status	$(535,000)	$(1,860,000)	$(1,605,000)	$(2,366,000)	$(2,029,000)	$(2,486,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2017	2016	2017	2016	2017	2016
Amounts recognized in the Consolidated Balance Sheets:
Current liabilities	$—	$—	$(4,000)	$(5,000)	$(15,000)	$—
Noncurrent liabilities	(535,000)	(1,860,000)	(1,601,000)	(2,361,000)	(2,014,000)	(2,486,000)
Net amount	$(535,000)	$(1,860,000)	$(1,605,000)	$(2,366,000)	$(2,029,000)	$(2,486,000)
Amounts recognized in accumulated other comprehensive loss (income) before income taxes:
Net actuarial loss (gain)	$2,374,000	$3,521,000	$(50,000)	$797,000	$280,000	$1,001,000
Prior service cost (credit)	65,000	70,000	(65,000)	(70,000)	—	—
Accumulated other comprehensive loss (income)	$2,439,000	$3,591,000	$(115,000)	$727,000	$280,000	$1,001,000

Barnwell estimates that it will make approximately $500,000 in contributions to the Pension Plan during fiscal 2018. In January 2017, the Postretirement Medical plan commenced payments for retiree medical insurance payments. The SERP and Postretirement Medical plans are unfunded and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and SERP for fiscal 2018 are not material. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The pension plan actuarial gains in fiscal 2017 were primarily due to an increase in the discount rate and actual investment returns that were greater than the assumed rate of return. The SERP actuarial gains in fiscal 2017 were primarily due to an increase in the discount rate and compensation increases that were lower than expected. The postretirement medical plan actuarial gains in fiscal 2017 were primarily due to an increase in the discount rate, an increase in the assumed retirement age, and decreases in the medical insurance premium assumptions. The pension plan actuarial losses in fiscal 2016 were primarily due to a decrease in the discount rate which was slightly offset by actual investment returns being greater than the assumed rate of return and an updated mortality projection scale. The SERP actuarial losses in fiscal 2016 were primarily due to a decrease in the discount rate which was slightly offset by an updated mortality projection scale. The postretirement medical plan actuarial losses in fiscal 2016 were primarily due to increases in the medical insurance premium assumptions and a decrease in the discount rate which were slightly offset by an updated mortality projection scale.

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit costs:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2017	2016	2017	2016	2017	2016
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	3.75%	3.50%	3.75%	3.50%	3.75%	3.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	3.50%	4.25%	3.50%	4.25%	3.50%	4.25%
Expected return on plan assets	6.50%	7.00%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

The components of net periodic benefit cost are as follows:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2017	2016	2017	2016	2017	2016
Net periodic benefit cost for the year:
Service cost	$237,000	$261,000	$34,000	$68,000	$—	$—
Interest cost	336,000	364,000	56,000	86,000	87,000	56,000
Expected return on plan assets	(539,000)	(484,000)	—	—	—	—
Amortization of prior service cost (credit)	6,000	5,000	(6,000)	(5,000)	—	—
Amortization of net actuarial loss	138,000	141,000	—	27,000	188,000	—
Net periodic benefit cost	$178,000	$287,000	$84,000	$176,000	$275,000	$56,000

The amounts that are estimated to be amortized from accumulated other comprehensive loss into net periodic benefit cost in the next fiscal year are as follows:

	Pension	SERP	Postretirement Medical
Prior service cost (credit)	$6,000	$(5,000)	$—
Net actuarial loss	86,000	—	11,000
	$92,000	$(5,000)	$11,000

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. The accumulated benefit obligation for the pension plan was $8,530,000 and $8,566,000 at September 30, 2017 and 2016, respectively. The accumulated benefit obligation for the SERP was $1,510,000 and $1,822,000 at September 30, 2017 and 2016, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2017 are as follows:

	Pension	SERP	Postretirement Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2018	$301,000	$4,000	$15,000
Fiscal year ending September 30, 2019	$284,000	$4,000	$15,000
Fiscal year ending September 30, 2020	$386,000	$58,000	$15,000
Fiscal year ending September 30, 2021	$404,000	$59,000	$42,000
Fiscal year ending September 30, 2022	$390,000	$58,000	$44,000
Fiscal years ending September 30, 2023 through 2027	$2,521,000	$531,000	$315,000

The following table provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations.

	Year ended September 30,
	2017	2016
Health care cost trend rates assumed for next year	7.50%	7.75%
Ultimate cost trend rate	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2028	2028

A 7.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2017. This assumption is based on the plans’ recent experience. It is assumed that the rate will decrease gradually to 5% for fiscal 2028 and remain level thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest cost components	$18,000	$(15,000)
Effect on accumulated postretirement benefit obligations	$464,000	$(361,000)

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

Barnwell’s investments in fixed income securities include corporate bonds, preferred securities, and fixed income exchange-traded funds. The Company’s investments in equity securities primarily include domestic and international large-cap companies, as well as, domestic and international equity securities exchange-traded funds. Plan assets include $4,000 of Barnwell’s stock at September 30, 2017.

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2017	2016
Cash and other	0% - 30%	1%	7%
Fixed income securities	20% - 60%	31%	23%
Equity securities	30% - 70%	68%	70%

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

The following tables set forth by level, within the fair value hierarchy, pension plan assets at their fair value:

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2017	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$124,000	$124,000	$—	$—
Certificates of deposit	496,000	496,000	—	—
Corporate bonds	210,000	210,000	—	—
Fixed income exchange-traded funds	2,036,000	2,036,000	—	—
Preferred securities	51,000	51,000	—	—
Equity securities exchange-traded funds	553,000	553,000	—	—
Equities	5,628,000	5,628,000	—	—
Total	$9,098,000	$9,098,000	$—	$—
		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2016	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$571,000	$571,000	$—	$—
Corporate bonds	316,000	316,000	—	—
Fixed income exchange-traded funds	1,414,000	1,414,000	—	—
Preferred securities	184,000	184,000	—	—
Equity securities exchange-traded funds	818,000	818,000	—	—
Equities	4,892,000	4,892,000	—	—
Total	$8,195,000	$8,195,000	$—	$—

13.                           INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Year ended September 30,
	2017	2016
United States	$1,522,000	$(360,000)
Canada	(1,431,000)	(3,977,000)
	$91,000	$(4,337,000)

The components of the income tax benefit related to the above income (loss) are as follows:

	Year ended September 30,
	2017	2016
Current (benefit) provision:
United States – Federal	$—	$—
United States – State
Before operating loss carryforwards	118,000	—
Benefit of operating loss carryforwards	(107,000)	—
After operating loss carryforwards	11,000	—
	11,000	—
Canadian	(823,000)	(651,000)
Total current	(812,000)	(651,000)
Deferred (benefit) provision:
United States – Federal	—	—
United States – State	11,000	220,000
Canadian	(279,000)	(291,000)
Total deferred	(268,000)	(71,000)
	$(1,080,000)	$(722,000)

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities and any amounts estimated to be realizable through tax carryback strategies, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort land development partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. In addition, the current Canadian income tax benefit for the year ended September 30, 2017 includes a $369,000 benefit from the lapsing of the statute of limitations on a previously accrued uncertain tax position in addition to the benefit attributable to the current year Canadian jurisdiction pretax loss.

A reconciliation between the reported income tax benefit and the amount computed by multiplying the earnings (loss) attributable to Barnwell before income taxes by the U.S. federal tax rate of 35% is as follows:

	Year ended September 30,
	2017	2016
Tax provision (benefit) computed by applying statutory rate	$32,000	$(1,518,000)
(Decrease) increase in the valuation allowance	(1,034,000)	1,102,000
Uncertain tax positions - lapse of statute	(369,000)	(173,000)
Additional effect of the foreign tax provision on the total tax provision	254,000	(484,000)
U.S. state tax provision, before changes in uncertain tax positions and net of federal benefit	22,000	314,000
Other	15,000	37,000
	$(1,080,000)	$(722,000)

The changes in the valuation allowance shown in the table above exclude the impact of changes in uncertain tax positions and state taxes, the valuation allowance impacts of which are incorporated within the respective reconciliation line items elsewhere in the table.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2017	2016
Deferred income tax assets:
Foreign tax credit carryover	$3,062,000	$4,028,000
Alternative minimum tax credit carryover	460,000	460,000
U.S. federal net operating loss carryover	9,773,000	8,728,000
Tax basis of investment in land and residential real estate in excess of book basis	877,000	836,000
Property and equipment accumulated book depreciation and depletion in excess of tax under U.S. tax law	2,180,000	3,611,000
Liabilities accrued for books but not for tax under U.S. tax law	3,910,000	4,843,000
Liabilities accrued for books but not for tax under Canadian tax law	2,103,000	2,303,000
Other	1,091,000	1,108,000
Total gross deferred income tax assets	23,456,000	25,917,000
Less valuation allowance	(21,158,000)	(23,410,000)
Net deferred income tax assets	2,298,000	2,507,000
Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	(914,000)	(1,012,000)
Book basis of investment in land development partnerships in excess of tax basis	(1,289,000)	(1,668,000)
Other	(31,000)	(31,000)
Total deferred income tax liabilities	(2,234,000)	(2,711,000)
Net deferred income tax asset (liability)	$64,000	$(204,000)
Reported as:
Deferred income tax assets	300,000	—
Deferred income tax liabilities	(236,000)	(204,000)
Net deferred income tax asset (liability)	$64,000	$(204,000)

The total valuation allowance decreased $2,252,000 for the year ended September 30, 2017. The decrease was primarily due to decreases in various deferred tax assets for which a full valuation allowance had been provided, partially offset by an increase in the valuation allowance for deferred tax assets under U.S. federal tax law primarily related to an increase in U.S. federal net operating loss carryovers that are not more likely than not to have a future tax benefit. The decrease was also attributable to changes in the estimate of the future benefit of deferred tax assets under Canadian tax law from changes in the impacts of offsetting reversals of relevant deferred tax liabilities and changes in the amounts available for realization through tax strategies. Of the total net decrease in the valuation allowance for fiscal 2017, $1,454,000 was recognized as an income tax benefit and $798,000 was credited to accumulated other comprehensive loss.

Net deferred tax assets at September 30, 2017 of $2,298,000 consists of the portion of deferred tax assets for which it is estimated that it is more likely than not that such future deductions will be realizable as the result of concurrent deferred tax liability reversals or tax loss carryback strategies under Canadian tax law.

At September 30, 2017, Barnwell had foreign tax credit carryovers, alternative minimum tax credit carryovers, and U.S. federal net operating loss carryovers totaling $3,062,000, $460,000 and $28,743,000, respectively. All three items were fully offset by valuation allowances at September 30, 2017. The net operating loss carryovers expire in fiscal years 2032-2037, and the foreign tax credit carryovers expire in fiscal years 2019-2025.

FASB ASC Topic 740, Income Taxes, prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority.

Below are the changes in unrecognized tax benefits.

	Year ended September 30,
	2017	2016
Balance at beginning of year	$377,000	$582,000
Effect of tax positions taken in prior years	—	—
Accrued interest related to tax positions taken	11,000	20,000
Settlements	(10,000)	—
Lapse of statute	(369,000)	(173,000)
Translation adjustments	(9,000)	(52,000)
Balance at end of year	$—	$377,000

The Company has no remaining uncertain tax positions as of September 30, 2017. Included in the liability for unrecognized tax benefits at September 30, 2016, was accrued interest of $35,000. Uncertain tax positions as of September 30, 2016 consisted primarily of Canadian federal and provincial issues that involved transfer pricing adjustments.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2017:

Jurisdiction	Fiscal Years Open
U.S. federal	2014 – 2016
Various U.S. states	2014 – 2016
Canada federal	2010 – 2016
Various Canadian provinces	2010 – 2016

14.                           SEGMENT AND GEOGRAPHIC INFORMATION

Barnwell operates the following segments: 1) acquiring, developing, producing and selling oil and natural gas in Canada (oil and natural gas); 2) investing in land interests in Hawaii (land investment); and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling). In previous years, Barnwell developed homes for sale in Hawaii in its residential real estate segment.

The following table presents certain financial information related to Barnwell’s reporting segments. All revenues reported are from external customers with no intersegment sales or transfers.

	Year ended September 30,
	2017	2016
Revenues:
Oil and natural gas	$4,383,000	$3,177,000
Land investment	4,503,000	2,255,000
Contract drilling	3,938,000	2,233,000
Residential real estate	—	5,700,000
Other	113,000	216,000
Total before interest income	12,937,000	13,581,000
Interest income	93,000	46,000
Total revenues	$13,030,000	$13,627,000
Depletion, depreciation, and amortization:
Oil and natural gas	$848,000	$1,236,000
Contract drilling	270,000	251,000
Other	85,000	120,000
Total depletion, depreciation, and amortization	$1,203,000	$1,607,000
Impairment:
Land investment	$155,000	$—
Oil and natural gas	—	1,154,000
Total impairment	$155,000	$1,154,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$507,000	$(2,355,000)
Land investment	4,348,000	2,255,000
Contract drilling	437,000	(116,000)
Residential real estate	—	190,000
Other	28,000	96,000
Gain on sales of assets	527,000	472,000
Total operating profit	5,847,000	542,000
Equity in income of affiliates:
Land investment	2,276,000	2,624,000
General and administrative expenses	(6,976,000)	(6,701,000)
Interest expense	(6,000)	(97,000)
Interest income	93,000	46,000
Earnings (loss) before income taxes	$1,234,000	$(3,586,000)

Capital Expenditures:

	Year ended September 30,
	2017	2016
Oil and natural gas	$1,037,000	$1,872,000
Contract drilling	229,000	66,000
Other	9,000	2,000
Total	$1,275,000	$1,940,000

Assets By Segment:

	September 30,
	2017	2016
Oil and natural gas (1)	$5,910,000	$6,323,000
Land investment (2)	3,247,000	4,744,000
Contract drilling (2)	1,543,000	1,438,000
Other:
Cash and cash equivalents	16,281,000	15,550,000
Certificates of deposit	4,413,000	—
Restricted cash	—	381,000
Corporate and other	1,626,000	3,132,000
Total	$33,020,000	$31,568,000
______________

(1)          Primarily located in the province of Alberta, Canada.
(2)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2017	2016
United States	$3,765,000	$5,187,000
Canada	4,113,000	5,267,000
Total	$7,878,000	$10,454,000

Revenue By Geographic Area:

	Year ended September 30,
	2017	2016
United States	$8,444,000	$10,226,000
Canada	4,493,000	3,355,000
Total (excluding interest income)	$12,937,000	$13,581,000

15.                           ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss), net of taxes, are as follows:

	Year ended September 30,
	2017	2016
Foreign currency translation:
Beginning accumulated foreign currency translation	$906,000	$819,000
Change in cumulative translation adjustment before reclassifications	147,000	87,000
Income taxes	—	—
Net current period other comprehensive income	147,000	87,000
Ending accumulated foreign currency translation	1,053,000	906,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(4,826,000)	(2,941,000)
Amortization of net actuarial loss and prior service cost	326,000	168,000
Net actuarial gain (loss) arising during the period	2,389,000	(2,053,000)
Income taxes	—	—
Net current period other comprehensive income (loss)	2,715,000	(1,885,000)
Ending accumulated retirement plans benefit cost	(2,111,000)	(4,826,000)
Accumulated other comprehensive loss, net of taxes	$(1,058,000)	$(3,920,000)

The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of “General and administrative” expenses on the accompanying Consolidated Statements of Operations (see Note 12 for additional details).

16.                           FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, certificates of deposit, restricted cash, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

At September 30, 2017, the carrying value of the investment held for sale was $1,037,000, and a $155,000 impairment of the value of the investment held for sale was recognized in the year ended September 30, 2017. In determining the estimated fair value of the investment held for sale at September 30, 2017, prices for comparable sales transactions and analysis of current market conditions were used by an independent real estate consulting and appraisal firm. This fair value measurement has been classified as a Level 2 valuation.

The estimated fair values of oil and natural gas properties and the asset retirement obligation assumed in the acquisitions of additional oil and natural gas working interests are based on an estimated discounted cash flow model and market assumptions. The significant Level 3 assumptions used in the calculation of estimated discounted cash flows included future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. See Note 9 for additional information regarding oil and natural gas property acquisitions.

Barnwell estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements. As further described in Note 10, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are not measured at fair value subsequent to initial recognition.

17.                           COMMITMENTS AND CONTINGENCIES

Lease Commitments

Barnwell has several non-cancelable operating leases for office space, contract drilling base yard space and leasehold land, and records rent on a straight-line basis over the lease term. Rental expense was $426,000 and $404,000 for the years ended September 30, 2017 and 2016, respectively. At September 30, 2017, the difference between the recognized rent expense and the amounts paid totaled $21,000 and was reported as a non-current liability within "Deferred rent" on the Consolidated Balance Sheet. There was no deferred rent liability at September 30, 2016. Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows:

Fiscal year ending
2018	$298,000
2019	277,000
2020	277,000
2021	277,000
2022	219,000
Thereafter through 2047	6,482,000
Total	$7,830,000

The lease payments for the Lot 4C leasehold land were subject to renegotiation as of January 1, 2006. Per the lease agreement, the lease payments will remain unchanged pending an appraisal, whereupon the lease rent could be adjusted to fair market value. Barnwell does not know the amount of the new lease payments which could be effective upon performance of the appraisal; they may remain unchanged or increase, and Barnwell currently expects the adjustment, if any, to not be material. The future rental payment disclosures above assume the minimum lease payments for leasehold land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

Environmental Matters

In February 2016, a gas migration was detected at one of our previously abandoned non-operated wells in Alberta, Canada. Barnwell’s working interest in the well is 50% and as non-operator we have no control over the actual cost or timing of the remediation. In February 2016, we accrued approximately $200,000 for estimated probable environmental remediation costs, which was the balance of the accrual in "Accrued operating and other expenses" at September 30, 2016. However, based on recent information from the operator of the well, the cost to remediate will be less than originally estimated and the remaining liability is approximately $2,000 at September 30, 2017, which has not been discounted and was accrued in "Accrued operating and other expenses" on the Consolidated Balance Sheets.

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

Other Matters

Barnwell is obligated to pay Nearco Enterprises Ltd. 10.4%, net of non-controlling interests' share, of Kaupulehu Developments’ gross receipts from real estate transactions. The fees represent compensation for promotion and marketing of Kaupulehu Developments’ property and were determined based on the estimated fair value of such services. These fees are included in general and administrative expenses.

Barnwell is obligated to pay its external real estate legal counsel 1.2%, net of non-controlling interests' share, of all Increment II payments received by Kaupulehu Developments for services provided by its external real estate legal counsel in the negotiation and closing of the Increment II transaction. These fees are included in general and administrative expenses.

18.                           INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2017	2016
Increase (decrease) from changes in:
Receivables	$(166,000)	$933,000
Other current assets	(289,000)	197,000
Accounts payable	(279,000)	(1,456,000)
Accrued compensation	(72,000)	(79,000)
Other current liabilities	192,000	(882,000)
Decrease from changes in current assets and liabilities	$(614,000)	$(1,287,000)
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest	$6,000	$94,000
Income taxes refunded, net	$(90,000)	$(219,000)
Supplemental disclosure of non-cash investing activities:
Canadian income tax withholding on proceeds from the sale of oil and natural gas properties	$665,000	$—

Capital expenditure accruals related to oil and natural gas acquisition and development decreased $101,000 and increased $76,000 during the years ended September 30, 2017 and 2016, respectively. Additionally, during the years ended September 30, 2017 and 2016, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $188,000 and $99,000, respectively.

19.                           RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots in Increment I from KD I and the sales of lots and/or residential units in Increment II from KD II. Kaupulehu Developments is also entitled to receive 50% of distributions, up to $8,000,000, otherwise payable from KD II to its members, after the members of KD II have received distributions equal to the original basis of the capital they invested in the project, which occurred in fiscal 2017. KD I and KD II are part of the Kukio Resort land development partnerships in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage payments and percent of distribution payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

During the year ended September 30, 2017, Barnwell received $2,003,000 in percentage of sales payments from KD I and KD II from the sale of two lots within Phase II of Increment I and the sale of one lot within Increment II. In fiscal 2017, the members of KD II received cumulative distributions equal to the original basis of capital invested in the project after which Kaupulehu Developments received $2,500,000 during the year ended September 30, 2017.

During the year ended September 30, 2016, Barnwell received $2,255,000 in percentage of sales payments from KD I and KD II from the sale of three lots within Phase II of Increment I and one lot within Increment II.

20.                           SUBSEQUENT EVENTS

In October 2017, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its oil and natural gas properties located in the Pouce Coupe area of Alberta, Canada. The sales price per the agreement was adjusted to $73,000 for customary purchase price adjustments to reflect the economic activity from the effective date of May 1, 2017 to the closing date. From Barnwell's net proceeds, $36,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes.

In December 2017, Barnwell entered into a Purchase and Sale Agreement with an independent third party to sell its oil properties located in the Red Earth area of Alberta, Canada for $1,560,000, which is expected to close in January 2018. The sales price per the agreement will be adjusted at closing for customary purchase price adjustments to reflect the economic activity from the effective date of October 1, 2017 to the closing date.

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

	OIL & NGL (Bbls)	GAS (Mcf)	Total (Boe)
Proved reserves:
Balance at September 30, 2015	469,000	3,124,000	1,008,000
Revisions of previous estimates	(23,000)	(1,320,000)	(251,000)
Extensions, discoveries and other additions	54,000	95,000	70,000
Acquisitions of reserves	34,000	18,000	37,000
Less production	(84,000)	(476,000)	(166,000)
Balance at September 30, 2016	450,000	1,441,000	698,000
Revisions of previous estimates	85,000	2,103,000	447,000
Acquisitions of reserves	31,000	39,000	38,000
Less sales of reserves	(67,000)	(200,000)	(101,000)
Less production	(86,000)	(378,000)	(151,000)
Balance at September 30, 2017	413,000	3,005,000	931,000

(B)                           Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, which were being depleted in all years, are summarized as follows:

	September 30,
	2017	2016
Proved properties	$68,522,000	$66,044,000
Unproved properties	186,000	221,000
Total capitalized costs	68,708,000	66,265,000
Accumulated depletion and depreciation	64,915,000	61,060,000
Net capitalized costs	$3,793,000	$5,205,000

(C)                          Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2017	2016
Acquisition of properties:
Unproved	$70,000	$161,000
Proved	381,000	608,000
Development costs	586,000	1,103,000
Total	$1,037,000	$1,872,000

Development costs incurred in the table above include additions and revisions to Barnwell’s asset retirement obligation of $188,000 and $99,000 for the years ended September 30, 2017 and 2016, respectively.

(D)                        Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30,
	2017	2016
Net revenues	$4,383,000	$3,177,000
Production costs	(3,028,000)	(3,142,000)
Depletion	(848,000)	(1,236,000)
Impairment of assets	—	(1,154,000)
Pre-tax results of operations (1)	507,000	(2,355,000)
Estimated income tax benefit (2)	282,000	297,000
Results of operations (1)	$789,000	$(2,058,000)
_________________
(1)   Before gain on sale of oil and natural gas properties, general and administrative expenses, interest expense, and foreign exchange gains and losses.
(2) Estimated income tax benefit includes changes to the deferred income tax valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable.

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

The estimated future cash flows at September 30, 2017 and 2016 were based on average sales prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2017 and 2016 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

Standardized Measure of Discounted Future Net Cash Flows

	September 30,
	2017	2016
Future cash inflows	$24,786,000	$17,259,000
Future production costs	(15,140,000)	(11,951,000)
Future development costs	(1,172,000)	(426,000)
Future income tax expenses	(2,401,000)	(1,016,000)
Future net cash flows	6,073,000	3,866,000
10% annual discount for timing of cash flows	(1,756,000)	(956,000)
Standardized measure of discounted future net cash flows	$4,317,000	$2,910,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2017	2016
Beginning of year	$2,910,000	$4,035,000
Sales of oil and natural gas produced, net of production costs	(1,355,000)	(35,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	3,033,000	(4,134,000)
Extensions and discoveries	—	1,285,000
Net change due to purchases and sales of minerals in place	(305,000)	470,000
Revisions of previous quantity estimates	511,000	(343,000)
Net change in income taxes	(1,247,000)	98,000
Accretion of discount	305,000	412,000
Other - changes in the timing of future production and other	400,000	1,018,000
Other - net change in Canadian dollar translation rate	65,000	104,000
Net change	1,407,000	(1,125,000)
End of year	$4,317,000	$2,910,000

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

As of September 30, 2017, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2017 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled Internal Control — Integrated Framework (2013) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

None.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2017, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer. This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2017, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2017, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under Barnwell’s existing equity compensation plan as of September 30, 2017:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	593,750	$7.72	62,500
Equity compensation plans not approved by security holders	—	—	—
Total	593,750	$7.72	62,500

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2017, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2017, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2017 and 2016

Consolidated Statements of Operations – for the years ended September 30, 2017 and 2016

Consolidated Statements of Comprehensive Income (Loss) – for the years ended September 30, 2017 and 2016

Consolidated Statements of Equity – for the years ended September 30, 2017 and 2016

Consolidated Statements of Cash Flows – for the years ended September 30, 2017 and 2016

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (6)

10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004 (7)

10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (8)

10.7	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (9)

10.8	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (10)

10.9	Loan Agreement, dated as of March 28, 2011 between Kaupulehu 2007 LLLP and Barnwell Industries, Inc., as the borrowers, and American Savings Bank, F.S.B. as the lender, as amended (11)

10.10	Purchase and Sale Agreement, dated August 10, 2015, between Barnwell of Canada, Limited and Canadian Natural Resources Limited (12)

10.11	Purchase and Sale Agreement, executed on June 8, 2017, with an as of date of May 10, 2017, between Barnwell of Canada, Limited and Anegada Oil Corp. (13)

10.12	Purchase and Sale Agreement, dated December 14, 2017, between Barnwell of Canada, Limited and Mount Bastion Oil & Gas Corp. (14)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________________________
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for the year ended September 30, 2013.
(2)       Incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-K for the year ended September 30, 2014.
(3)       Incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 and as amended February 15, 1957 and February 19, 1957.
(4)       Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1989.
(5)       Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1992.
(6)       Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on February 13, 2004.
(7)              Incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed on February 13, 2004.
(8)              Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2009.
(9)              Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarterly period ended December 31, 2013.
(10)             Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarterly period ended December 31, 2013
(11)             Incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2015.
(12)             Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2015.
(13)      Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on June 14, 2017.
(14)      Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on December 19, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Date:	December 20, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alexander C. Kinzler	/s/ Russell M. Gifford
Alexander C. Kinzler President, Chief Executive Officer, Chief Operating Officer, General Counsel and Director Date: December 20, 2017	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director Date: December 20, 2017

/s/ Martin Anderson	/s/ James S. Barnwell
Martin Anderson, Director Date: December 20, 2017	James S. Barnwell, Chairman of the Board Date: December 20, 2017

/s/ Murray C. Gardner	/s/ Morton H. Kinzler
Murray C. Gardner, Director Date: December 20, 2017	Morton H. Kinzler, Director Date: December 20, 2017

/s/ Kevin K. Takata	/s/ Robert J. Inglima, Jr.
Kevin K. Takata, Director Date: December 20, 2017	Robert J. Inglima, Jr., Director Date: December 20, 2017

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Phase I Makai Development Agreement dated June 30, 1992, by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.3	KD/KMV Agreement dated June 30, 1992 by and between Kaupulehu Makai Venture and Kaupulehu Developments (5)

10.4	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (6)

10.5	Form of Agreement Re Step In Rights of Kaupulehu Developments dated February 13, 2004 (7)

10.6	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (8)

10.7	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (9)

10.8	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (10)

10.9	Loan Agreement, dated as of March 28, 2011 between Kaupulehu 2007 LLLP and Barnwell Industries, Inc., as the borrowers, and American Savings Bank, F.S.B. as the lender, as amended (11)

10.10	Purchase and Sale Agreement, dated August 10, 2015, between Barnwell of Canada, Limited and Canadian Natural Resources Limited (12)

10.11	Purchase and Sale Agreement, executed on June 8, 2017, with an as of date of May 10, 2017, between Barnwell of Canada, Limited and Anegada Oil Corp. (13)

10.12	Purchase and Sale Agreement, dated December 14, 2017, between Barnwell of Canada, Limited and Mount Bastion Oil & Gas Corp. (14)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________________________
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for the year ended September 30, 2013.
(2)       Incorporated by reference to Exhibit 3.2 to Registrant’s Form 10-K for the year ended September 30, 2014.
(3)       Incorporated by reference to the registration statement on Form S-1 originally filed by the Registrant January 29, 1957 and as amended February 15, 1957 and February 19, 1957.
(4)       Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1989.
(5)       Incorporated by reference to Registrant’s Form 10-K for the year ended September 30, 1992.
(6)       Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on February 13, 2004.
(7)              Incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed on February 13, 2004.
(8)              Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2009.
(9)              Incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q for the quarterly period ended December 31, 2013.
(10)             Incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q for the quarterly period ended December 31, 2013
(11)             Incorporated by reference to Exhibit 10.11 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2015.
(12)             Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended June 30, 2015.
(13)      Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on June 14, 2017.
(14)      Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on December 19, 2017.