Form 10-Q
period 2017-12-31
BARNWELL INDUSTRIES INC
filed 2018-02-12
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         ☒ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                     ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No
As of February 8, 2018 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2017	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,764,000	$16,281,000
Certificates of deposit	5,157,000	4,413,000
Accounts and other receivables, net of allowance for doubtful accounts of: $36,000 at December 31, 2017; $46,000 at September 30, 2017	1,820,000	1,414,000
Income taxes receivable	1,295,000	1,145,000
Investment held for sale	1,037,000	1,037,000
Other current assets	1,245,000	852,000
Total current assets	23,318,000	25,142,000
Income taxes receivable, net of current portion	460,000	—
Deferred income tax assets	219,000	300,000
Investments	2,056,000	2,209,000
Property and equipment	79,274,000	79,231,000
Accumulated depletion, depreciation, and amortization	(74,096,000)	(73,862,000)
Property and equipment, net	5,178,000	5,369,000
Total assets	$31,231,000	$33,020,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,367,000	$1,185,000
Accrued capital expenditures	378,000	348,000
Accrued compensation	380,000	390,000
Accrued operating and other expenses	1,046,000	1,386,000
Current portion of asset retirement obligation	1,092,000	1,231,000
Other current liabilities	465,000	258,000
Total current liabilities	4,728,000	4,798,000
Deferred rent	43,000	21,000
Liability for retirement benefits	4,180,000	4,150,000
Asset retirement obligation	5,391,000	5,632,000
Deferred income tax liabilities	227,000	236,000
Total liabilities	14,569,000	14,837,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at December 31, 2017 and September 30, 2017	4,223,000	4,223,000
Additional paid-in capital	1,351,000	1,350,000
Retained earnings	14,006,000	15,023,000
Accumulated other comprehensive loss, net	(1,040,000)	(1,058,000)
Treasury stock, at cost: 167,900 shares at December 31, 2017 and September 30, 2017	(2,286,000)	(2,286,000)
Total stockholders' equity	16,254,000	17,252,000
Non-controlling interests	408,000	931,000
Total equity	16,662,000	18,183,000
Total liabilities and equity	$31,231,000	$33,020,000
See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2017	2016
Revenues:
Oil and natural gas	$953,000	$1,141,000
Contract drilling	842,000	1,406,000
Sale of interest in leasehold land	—	1,678,000
Gas processing and other	61,000	65,000
	1,856,000	4,290,000
Costs and expenses:
Oil and natural gas operating	658,000	846,000
Contract drilling operating	821,000	1,164,000
General and administrative	1,481,000	2,027,000
Depletion, depreciation, and amortization	280,000	324,000
	3,240,000	4,361,000
Loss before equity in (loss) income of affiliates and income taxes	(1,384,000)	(71,000)
Equity in (loss) income of affiliates	(153,000)	2,326,000
(Loss) earnings before income taxes	(1,537,000)	2,255,000
Income tax (benefit) provision	(503,000)	53,000
Net (loss) earnings	(1,034,000)	2,202,000
Less: Net (loss) earnings attributable to non-controlling interests	(17,000)	561,000
Net (loss) earnings attributable to Barnwell Industries, Inc.	$(1,017,000)	$1,641,000
Basic and diluted net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.12)	$0.20
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended December 31,
	2017	2016
Net (loss) earnings	$(1,034,000)	$2,202,000
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	(6,000)	(70,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	24,000	97,000
Total other comprehensive income	18,000	27,000
Total comprehensive (loss) income	(1,016,000)	2,229,000
Less: Comprehensive (loss) income attributable to non-controlling interests	(17,000)	561,000
Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(999,000)	$1,668,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended December 31, 2017 and 2016
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2016	8,277,160	$4,223,000	$1,345,000	$13,852,000	$(3,920,000)	$(2,286,000)	$530,000	$13,744,000
Distributions to non-controlling interests	—	—	—	—	—	—	(54,000)	(54,000)
Net earnings	—	—	—	1,641,000	—	—	561,000	2,202,000
Share-based compensation	—	—	2,000	—	—	—	—	2,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(70,000)	—	—	(70,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	97,000	—	—	97,000
Balance at December 31, 2016	8,277,160	$4,223,000	$1,347,000	$15,493,000	$(3,893,000)	$(2,286,000)	$1,037,000	$15,921,000

Balance at September 30, 2017	8,277,160	$4,223,000	$1,350,000	$15,023,000	$(1,058,000)	$(2,286,000)	$931,000	$18,183,000
Distributions to non-controlling interests	—	—	—	—	—	—	(506,000)	(506,000)
Net loss	—	—	—	(1,017,000)	—	—	(17,000)	(1,034,000)
Share-based compensation	—	—	1,000	—	—	—	—	1,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(6,000)	—	—	(6,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	24,000	—	—	24,000
Balance at December 31, 2017	8,277,160	$4,223,000	$1,351,000	$14,006,000	$(1,040,000)	$(2,286,000)	$408,000	$16,662,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) earnings	$(1,034,000)	$2,202,000
Adjustments to reconcile net (loss) earnings to net cash
used in operating activities:
Equity in loss (income) of affiliates	153,000	(2,326,000)
Depletion, depreciation, and amortization	280,000	324,000
Distribution of income from equity investees	—	497,000
Retirement benefits expense	59,000	174,000
Accretion of asset retirement obligation	96,000	106,000
Income tax receivable	(460,000)	—
Deferred rent liability	22,000	—
Deferred income tax expense	70,000	125,000
Asset retirement obligation payments	(436,000)	(115,000)
Share-based compensation expense (benefit)	17,000	(4,000)
Retirement plan contributions and payments	(5,000)	—
Sale of interest in leasehold land, net of fees paid	—	(1,418,000)
Decrease from changes in current assets and liabilities	(549,000)	(531,000)
Net cash used in operating activities	(1,787,000)	(966,000)
Cash flows from investing activities:
Purchases of certificates of deposit	(992,000)	—
Proceeds from the maturity of certificates of deposit	248,000	—
Net (fees paid on) proceeds from sale of interest in leasehold land	(343,000)	1,418,000
Proceeds from sale of oil and natural gas assets	35,000
Capital expenditures - oil and natural gas	(147,000)	(352,000)
Capital expenditures - all other	(18,000)	(95,000)
Net cash (used in) provided by investing activities	(1,217,000)	971,000
Cash flows from financing activities:
Distributions to non-controlling interests	(506,000)	(54,000)
Net cash used in financing activities	(506,000)	(54,000)
Effect of exchange rate changes on cash and cash equivalents	(7,000)	(141,000)
Net decrease in cash and cash equivalents	(3,517,000)	(190,000)
Cash and cash equivalents at beginning of period	16,281,000	15,550,000
Cash and cash equivalents at end of period	$12,764,000	$15,360,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2017 Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of September 30, 2017 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2017, results of operations, comprehensive income (loss), equity and cash flows for the three months ended December 31, 2017 and 2016, have been made. The results of operations for the period ended December 31, 2017 are not necessarily indicative of the operating results for the full year.

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

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement that when an investment subsequently qualifies for use of the equity method as a result of an increase in level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and to adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. In addition, the ASU requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The Company adopted the provisions of this ASU effective October 1, 2017. The adoption of this update did not have an impact on Barnwell’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The Company adopted the provisions of this ASU effective October 1, 2017. The adoption of this update did not have an impact on Barnwell’s consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, “Interests Held through Related Parties That Are under Common Control,” which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a VIE through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under this ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. The Company adopted the provisions of this ASU effective October 1, 2017. The adoption of this update did not have an impact on Barnwell’s consolidated financial statements.

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

Options to purchase 493,750 and 621,250 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2017 and 2016, respectively, as their inclusion would have been anti-dilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Three months ended December 31, 2017
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,017,000)	8,277,160	$(0.12)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,017,000)	8,277,160	$(0.12)

	Three months ended December 31, 2016
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$1,641,000	8,277,160	$0.20
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$1,641,000	8,277,160	$0.20

3.    INVESTMENT HELD FOR SALE

At December 31, 2017, Kaupulehu 2007, LLLP owned one residential lot available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

4.    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	December 31, 2017	September 30, 2017
Investment in Kukio Resort land development partnerships	$2,006,000	$2,159,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$2,056,000	$2,209,000

Investment in Kukio Resort land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LLLP (“KD II”), is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments and percentage of future distributions to KD II's members. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 23 lots remain to be sold at Kaupulehu Increment I as of December 31, 2017, as well as from commissions on real estate sales by the real estate sales office.

During the three months ended December 31, 2016, Barnwell received net cash distributions in the amount of $443,000 from the Kukio Resort land development partnerships after distributing $54,000 to non-controlling interests.

Equity in loss of affiliates was $153,000 for the three months ended December 31, 2017 and equity in income of affiliates was $2,326,000 for the three months ended December 31, 2016. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $319,000 as of December 31, 2017, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $3,000 and $19,000, for the three months ended December 31, 2017 and 2016, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Three months ended December 31,
	2017	2016
Revenue	$1,560,000	$24,874,000
Gross profit	$686,000	$11,496,000
Net (loss) earnings	$(503,000)	$10,661,000

Sale of interest in leasehold land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 12).

The following table summarizes the percentage of sales payment revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2017	2016
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$1,678,000
Fees - included in general and administrative expenses	—	(260,000)
Proceeds from sale of interest in leasehold land, net of fees paid	$—	$1,418,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

5.    OIL AND NATURAL GAS PROPERTIES

In October 2017, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its oil and natural gas properties located in the Pouce Coupe area of Alberta, Canada. The sales price per the agreement was adjusted to $72,000 for customary purchase price adjustments to reflect the economic activity from the effective date of May 1, 2017 to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. From Barnwell's net proceeds, $37,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes.

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada to two separate independent third parties. The sales prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of October 1, 2017 to the closing date, for a combined adjusted sales price of $1,360,000. Barnwell is expecting to record a gain on the sale of Red Earth in the quarter ending March 31, 2018 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties if there is a substantial economic difference between the properties sold and those retained. However, the accounting for the sale of Red Earth is still in progress and it is not possible to estimate the amount of the gain at this time.

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

The following table details the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2017	2016	2017	2016	2017	2016
Service cost	$53,000	$72,000	$6,000	$16,000	$—	$—
Interest cost	89,000	87,000	15,000	21,000	19,000	22,000
Expected return on plan assets	(147,000)	(141,000)	—	—	—	—
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	(1,000)	—	—
Amortization of net actuarial loss	21,000	41,000	—	9,000	3,000	47,000
Net periodic benefit cost	$17,000	$60,000	$20,000	$45,000	$22,000	$69,000

Barnwell estimates that it will make approximately $500,000 in contributions to the Pension Plan during fiscal 2018. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2018 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

7.    INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows

	Three months ended December 31,
	2017	2016
United States	$(1,143,000)	$2,062,000
Canada	(377,000)	(368,000)
	$(1,520,000)	$1,694,000

The components of the income tax provision (benefit) are as follows:

	Three months ended December 31,
	2017	2016
Current	$(573,000)	$(72,000)
Deferred	70,000	125,000
	$(503,000)	$53,000

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”), enacted on December 22, 2017, contains significant changes including a reduction in the U.S. corporate income tax rate, repeal of the corporate Alternative Minimum Tax (“AMT”), restriction of the deduction for post-TCJA net operating losses to 80% of taxable income and elimination of net operating loss carrybacks, and mandatory deemed repatriation and resulting taxation of all undistributed foreign earnings, as well as various other changes that either do not currently have a significant impact to the Company, or that may impact us in the future should those provisions become applicable to the Company. We believe our assessment of the estimated impacts of the TCJA is complete based on information available to date. However, the TCJA makes broad and complex changes to the U.S. tax code and is subject to interpretation until additional guidance is issued by taxation and financial reporting authorities. The ultimate impact of the TCJA may differ from our estimates due to changes in the interpretations and assumptions we used and changes in any future regulatory guidance.

The TCJA reduces the U.S. statutory tax rate from 35% to 21%, effective January 1, 2018. The Company’s U.S. federal statutory rate for the fiscal year ending September 30, 2018 will be a blended rate of 24.5%, based on a fiscal year blended rate calculation of pre- and post-TJCA rates, and will be 21% for future fiscal years. There was no financial statement impact of the TCJA’s reduction in the U.S. statutory tax rate in the quarter ended December 31, 2017 as the Company has a full valuation allowance on its net deferred tax assets under U.S. federal tax law.

The repeal of the corporate AMT provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the new TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $460,000 in the quarter ended December 31, 2017 to reflect the undiscounted unused AMT credit carryover balance as a non-current income tax receivable. Respective portions of this balance will be reclassified to current income taxes receivable when amounts are eligible for refund within one year of the balance sheet date.

The TCJA restricts the deduction for post-TCJA net operating losses to 80% of taxable income and eliminates the current net operating loss carryback provisions. The Company has determined that all existing pre-TCJA net operating loss carryovers are of sufficient magnitude and life such that they will fully shelter future reversals of U.S. federal deferred tax liabilities. As such, there was no financial statement impact of the TCJA’s changes to net operating losses in the quarter ended December 31, 2017.

The TCJA establishes mandatory deemed repatriation and resulting taxation of all post-1986 undistributed foreign earnings. As the Company’s Canadian operations consist of a U.S. corporate subsidiary operating as a branch in Canada and other minor, inactive Canadian corporate subsidiaries there was no impact from this provision.

8.    SEGMENT INFORMATION

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

	Three months ended December 31,
	2017	2016
Revenues:
Oil and natural gas	$953,000	$1,141,000
Land investment	—	1,678,000
Contract drilling	842,000	1,406,000
Other	28,000	55,000
Total before interest income	1,823,000	4,280,000
Interest income	33,000	10,000
Total revenues	$1,856,000	$4,290,000
Depletion, depreciation, and amortization:
Oil and natural gas	$199,000	$235,000
Contract drilling	61,000	66,000
Other	20,000	23,000
Total depletion, depreciation, and amortization	$280,000	$324,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$96,000	$60,000
Land investment	—	1,678,000
Contract drilling	(40,000)	176,000
Other	8,000	32,000
Total operating profit	64,000	1,946,000
Equity in income (loss) of affiliates:
Land investment	(153,000)	2,326,000
General and administrative expenses	(1,481,000)	(2,027,000)
Interest income	33,000	10,000
(Loss) earnings before income taxes	$(1,537,000)	$2,255,000

9.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in each component of accumulated other comprehensive income (loss) were as follows:

	Three months ended December 31,
	2017	2016
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,053,000	$906,000
Change in cumulative translation adjustment before reclassifications	(6,000)	(70,000)
Income taxes	—	—
Net current period other comprehensive loss	(6,000)	(70,000)
Ending accumulated foreign currency translation	1,047,000	836,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(2,111,000)	(4,826,000)
Amortization of net actuarial loss and prior service cost	24,000	97,000
Income taxes	—	—
Net current period other comprehensive income	24,000	97,000
Ending accumulated retirement plans benefit cost	(2,087,000)	(4,729,000)
Accumulated other comprehensive loss, net of taxes	$(1,040,000)	$(3,893,000)

The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of "General and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 6 for additional details).

10.    FAIR VALUE MEASUREMENTS

The carrying values of cash and cash equivalents, certificates of deposit, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments.

11.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$4,000
Income taxes paid	$—	$10,000
Supplemental disclosure of non-cash investing activities:
Canadian income tax withholding on proceeds from the sale of oil and natural gas properties	$37,000	$—

Capital expenditure accruals related to oil and natural gas exploration and development increased $30,000 during the three months ended December 31, 2017 and decreased $95,000 during the three months ended December 31, 2016. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $30,000 and $62,000 during the three months ended December 31, 2017 and 2016, respectively.

12.    RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots in Increment I from KD I and the sales of lots and/or residential units in Increment II from KD II. Kaupulehu Developments is also entitled to receive 50% of any future distributions otherwise payable from KD II to its members up to $8,000,000, of which $2,500,000 has been received to date. KD I and KD II are part of the Kukio Resort land development partnerships in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage of sales payments and percent of distribution payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

During the three months ended December 31, 2016, Barnwell received $1,678,000 in percentage of sales payments from KD II from the sale of one lot within Increment II. No lots were sold during the three months ended December 31, 2017.

13.    SUBSEQUENT EVENT

In February 2018, Barnwell closed on the sale of its oil properties located in the Red Earth area of Alberta, Canada (See Note 5 for additional details).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2017. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2017. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Current Outlook

Due to the negative impacts of 1) declines in oil and natural gas prices (notwithstanding recent increases in oil prices); 2) declines in oil and natural gas production due to both oil and natural gas property sales and the natural decline oil and natural gas wells experience as they age; 3) increasing costs due to both inflation, the age of Barnwell's properties, increases in governmental regulation and other factors, Barnwell's existing oil and natural gas assets are projected to have negative cash flow from operations. As a result, the Company's current cash on hand will likely not be sufficient to fund both the reinvestments that are necessary to sustain our business in the future and our asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses. Therefore, it is likely that Barnwell will be increasingly reliant upon future land investment segment proceeds, if any, and future cash distributions, if any, from the Kukio Resort land development partnerships, the timing of which are both highly uncertain and not within Barnwell’s control, to fund operations and provide capital for reinvestment. Additionally, the Company may need to consider alternative strategies to enable it to sustain or grow its business. If the Company is unable to make sufficient and successful investments in the near future, or if unforeseen circumstances arise that impair our ability to sustain or grow the Company, we will likely be forced to wind down our operations, either through liquidation, bankruptcy or further sales of our assets, and/or we may not be able to continue as a going concern beyond one year.

Impact of Recently Issued Accounting Standards on Future Filings

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Subsequent to the issuance of ASU No. 2014-09, the FASB issued additional ASUs related to this revenue guidance. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations,” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licenses in customer contracts. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which addresses completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectibility when determining whether a transaction represents a valid contract. In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606," which includes thirteen technical corrections or improvements that affect only narrow aspects of the guidance in ASU No. 2014-09. ASU No. 2014-09 and all of the related ASUs (collectively, "Topic 606") have the same effective date. On July 9, 2015, the FASB deferred the effective date of Topic 606 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented, or the modified retrospective method with the cumulative effect of initially applying the guidance recognized at the date of initial application. Barnwell will adopt Topic 606 on October 1, 2018 and intends to apply the modified retrospective method of transition. Barnwell is continuing to evaluate the effect that the adoption of Topic 606 will have on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. In general, a right-of-use asset and lease obligation will be recorded for leases exceeding a twelve-month term whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. Subsequent to the issuance of ASU No. 2016-02, the FASB issued ASU No. 2018-01, "Land Easement Practical Expedient for Transition to Topic 842," which provides an optional transition practical expedient to not evaluate existing or expired land easements under the new lease standard. These ASUs are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, and require the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP ("KD I") resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales: 9% of the gross proceeds from single-family lot sales up to aggregate gross proceeds of $100,000,000; 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 23 remained to be sold at December 31, 2017, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

•
The right to receive percentage of sales payments from KD Acquisition II, LLLP ("KD II") resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the gross receipts from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive 50% of any future distributions otherwise payable from KD II to it members up to $8,000,000, of which $2,500,000 has been received to date. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed and sold within Increment II by KD II and the remaining acreage within Increment II is not yet under development.

•
An indirect 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II discussed above, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments and percentage of future distributions to KD II's members. The partnerships derive income from the sale of residential parcels as well as from commissions on real estate sales by the real estate sales office. As of December 31, 2017, 23 lots remained to be sold within Kaupulehu Increment I.

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

Results of Operations

Summary

The net loss attributable to Barnwell for the three months ended December 31, 2017 totaled $1,017,000, a $2,658,000 decrease in operating results from a net income of $1,641,000 for the three months ended December 31, 2016. The following factors affected the results of operations for the three months ended December 31, 2017 as compared to the prior year period:

•
A $1,678,000 decrease in land investment segment operating results, before income taxes and non-controlling interests’ share of such profits, due to a percentage of sales receipt in the prior year period from the Kukio Resort land development partnerships’ sale of a two-acre ocean front parcel in Kaupulehu Increment II for $20,975,000 from which we received an 8% percentage of sale payment, as compared to none in the current year period;

•
A $216,000 decrease in contract drilling segment operating results, before income taxes, primarily due to a high value contract in the prior year period for the plugging and abandonment of two geothermal wells;

•	A $546,000 decrease in general and administrative expenses primarily as a result of decreased compensation costs and professional fees;

•
A $2,479,000 decrease in equity in income from affiliates as a result of decreased Kukio Resort land development partnerships’ operating results attributable to their aforementioned prior year period sale of a two-acre ocean front parcel for $20,975,000; and

•
The current year period includes a $460,000 income tax benefit due to the enactment of changes to U.S. federal income tax laws in December 2017, whereas there was no such benefit in the prior year period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 5% in the three months ended December 31, 2017 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar remaining unchanged at December 31, 2017 as compared to September 30, 2017. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2017 was $6,000, a $64,000 change from $70,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three months ended December 31, 2017 and 2016 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2017	2016	$	%
Natural Gas (Mcf)*	$1.25	$2.30	$(1.05)	(46%)
Oil (Bbls)**	$46.13	$40.07	$6.06	15%
Liquids (Bbls)**	$37.09	$28.69	$8.40	29%

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2017	2016	Units	%
Natural Gas (Mcf)*	82,000	104,000	(22,000)	(21%)
Oil (Bbls)**	17,000	21,000	(4,000)	(19%)
Liquids (Bbls)**	1,000	1,000	—	—%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated $96,000 of operating profit before general and administrative expenses in the three months ended December 31, 2017, an increase in operating results of $36,000 as compared to the $60,000 operating income generated during the same period of the prior year.

Oil and natural gas revenues decreased $188,000 (16%) for the three months ended December 31, 2017, as compared to the same period in the prior year, primarily due to decreased oil and natural gas production. The increase in revenue due to increased oil prices was largely offset by a decrease in revenue due to decreased natural gas prices for the three months ended December 31, 2017, as compared to the same period in the prior year. Oil and natural gas operating expenses decreased $188,000 (22%) for the three months ended December 31, 2017, as compared to the prior year period, primarily as a result of decreased production and lower workover costs. Oil and natural gas segment depletion decreased $36,000 (15%) for the three months ended December 31, 2017, as compared to the prior year period primarily due to decreases in production.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots in Increment I from KD I and the sales of lots and/or residential units in Increment II from KD II. Kaupulehu Developments is also entitled to receive 50% of any future distributions otherwise payable from KD II to its members up to $8,000,000, of which $2,500,000 has been received to date. KD I and KD II are land development partnerships in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage of sales payments and percentage of distribution payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

The following table summarizes the percentage of sales payment revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2017	2016
Sale of interest in leasehold land:
Revenues – sale of interest in leasehold land	$—	$1,678,000
Fees - included in general and administrative expenses	—	(260,000)
Proceeds from sale of interest in leasehold land, net of fees paid	$—	$1,418,000

During the three months ended December 31, 2016, KD II sold the second of two large ocean front lots within Increment II for $20,975,000 and Kaupulehu Developments received a percentage of sales payment in the amount of $1,678,000 from KD II representing 8% of the gross sales price of the parcel. No lots were sold during the three months ended December 31, 2017.

As of December 31, 2017, 23 single-family lots, of the 80 lots developed within Increment I, remained to be sold. The current remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs decreased $564,000 (40%) and $343,000 (29%), respectively, for the three months ended December 31, 2017, as compared to the same period in the prior year. The contract drilling segment generated a $40,000 operating loss before general and administrative expenses in the three months ended December 31, 2017, a decrease in operating results of $216,000 as compared to the $176,000 operating profit generated during the same period of the prior year. The decrease in operating results was primarily due to work on a higher value contract in the prior year period for the plugging and abandonment of two geothermal wells.

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

General and administrative expenses

General and administrative expenses decreased $546,000 (27%) for the three months ended December 31, 2017, as compared to the same period in the prior year. The decrease was primarily due to a $335,000 decrease in compensation costs resulting from a decrease in executive bonuses and decreased retirement plan expenses in the current year period, as well as a $260,000 decrease in professional fees related to the percentage of sales payment received in the prior year period as compared to none in the current year period.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $44,000 (14%) for the three months ended December 31, 2017, as compared to the same period in the prior year, primarily due to the decrease in oil and natural gas depletion as discussed in the "Oil and natural gas" section above.

Equity in income (loss) of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $153,000 during the three months ended December 31, 2017, as compared to allocated income of $2,326,000 during the three months ended December 31, 2016. The decrease is due to the investee partnerships' sale of the second of two large ocean front parcels in Kaupulehu Increment II for $20,975,000 in December 2016, whereas there were no lot sales in the current year period.

Income taxes

Barnwell’s effective consolidated income tax benefit rate for the three months ended December 31, 2017, after adjusting loss before income taxes for non-controlling interests, was 33%, as compared to an effective income tax rate of 3% for the three months ended December 31, 2016.
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

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA includes various changes to the tax law, including a permanent reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 and a repeal of the corporate alternative minimum tax ("AMT"). The Company’s U.S. federal statutory rate for the fiscal year ending September 30, 2018 will be a blended rate of 24.5%, based on a fiscal year blended rate calculation of pre- and post-TJCA rates, and will be 21% for future fiscal years. There was no financial statement impact of the TCJA’s reduction in the U.S. statutory tax rate in the quarter ended December 31, 2017, as the Company has a full valuation allowance on its net deferred tax assets under U.S. federal tax law. The repeal of the corporate AMT provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the new TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $460,000 in the quarter ended December 31, 2017.

We believe our assessment of the estimated impacts of the TCJA is complete based on information available to date. However, the TCJA makes broad and complex changes to the U.S. tax code and is subject to interpretation until additional guidance is issued by taxation and financial reporting authorities. The ultimate impact of the TCJA may differ from our estimates due to changes in the interpretations and assumptions we used and changes in any future regulatory guidance.

Net earnings (loss) attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net loss attributable to non-controlling interests for the three months ended December 31, 2017 totaled $17,000, as compared to net earnings attributable to non-controlling interests of $561,000 for the same period in the prior year. The decrease of $578,000 is due to a decrease in percentage of sales proceeds received and a decrease in the amount of Kukio land development partnership income allocated to non-controlling interests in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At December 31, 2017, Barnwell had $18,590,000 in working capital.

Cash Flows

Cash flows used in operations totaled $1,787,000 for the three months ended December 31, 2017, as compared to $966,000 for the same period in the prior year. This $821,000 increase in operating cash flows used was primarily due to a $497,000 distribution of income received from the Kukio Resort land development partnerships in the prior year period and an increase of $321,000 in asset retirement obligation payments in the current year period as compared to the prior year period.

Cash flows used in investing activities totaled $1,217,000 during the three months ended December 31, 2017, as compared to $971,000 of net cash provided by investing activities during the same period of the prior year. The decrease in investing cash flows was primarily due to a $1,761,000 change in percentage of sales proceeds received, net of commission fees paid, in the current year period as compared to the prior year period. Additionally, Barnwell invested a net $744,000 in certificates of deposit in the current year period.

Net cash used in financing activities totaled $506,000 for the three months ended December 31, 2017, as compared to $54,000 during the same period of the prior year. The $452,000 change in financing cash flows was due to an increase in distributions to non-controlling interests in the current year period as compared to the prior year period.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $177,000 for the three months ended December 31, 2017, as compared to $257,000 for the same period in the prior year. Barnwell estimates that investments in oil and natural gas properties for fiscal 2018 will range from $750,000 to $1,250,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Properties

In October 2017, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its oil and natural gas properties located in the Pouce Coupe area of Alberta, Canada. The sales price per the agreement was adjusted to $72,000 for customary purchase price adjustments to reflect the economic activity from the effective date of May 1, 2017 to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. From Barnwell's net proceeds, $37,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes.

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada to two separate independent third parties. The sales prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of October 1, 2017 to the closing date, for a combined adjusted sales price of $1,360,000. Net oil production from these properties was approximately 23,000 Bbls, or approximately 16% of total net production, for the year ended September 30, 2017. As of September 30, 2017, estimated net proved oil reserve volumes associated with these properties was 104,000 Bbls, or approximately 11% of the total reserve volumes at that date. Barnwell is expecting to record a gain on the sale of Red Earth in the quarter ending March 31, 2018, however the accounting for the sale is still in progress and it is not possible to estimate the amount of the gain at this time.

Asset Retirement Obligation

In July 2014, the Alberta Energy Regulator introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were noncompliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year. The impact of this program was incorporated into Barnwell's estimate of its asset retirement obligations beginning in fiscal 2014. At December 31, 2017, the current portion of the asset retirement obligation was $1,092,000.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2017, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2017 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	February 12, 2018	/s/ Russell M. Gifford
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