Form 10-Q
period 2018-03-31
BARNWELL INDUSTRIES INC
filed 2018-05-14
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No

As of May 7, 2018 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11,393,000	$16,281,000
Certificates of deposit	5,195,000	4,413,000
Accounts and other receivables, net of allowance for doubtful accounts of: $35,000 at March 31, 2018; $46,000 at September 30, 2017	1,528,000	1,414,000
Income taxes receivable	2,208,000	1,145,000
Investment held for sale	1,000,000	1,037,000
Other current assets	1,463,000	852,000
Total current assets	22,787,000	25,142,000
Income taxes receivable, net of current portion	460,000	—
Deferred income tax assets	—	300,000
Investments	1,976,000	2,209,000
Property and equipment	60,262,000	79,231,000
Accumulated depletion, depreciation, and amortization	(56,201,000)	(73,862,000)
Property and equipment, net	4,061,000	5,369,000
Total assets	$29,284,000	$33,020,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,300,000	$1,185,000
Accrued capital expenditures	252,000	348,000
Accrued operating and other expenses	865,000	1,386,000
Accrued compensation	396,000	390,000
Current portion of asset retirement obligation	1,223,000	1,231,000
Other current liabilities	105,000	258,000
Total current liabilities	4,141,000	4,798,000
Deferred rent	64,000	21,000
Liability for retirement benefits	4,026,000	4,150,000
Asset retirement obligation	3,412,000	5,632,000
Deferred income tax liabilities	458,000	236,000
Total liabilities	12,101,000	14,837,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at March 31, 2018 and September 30, 2017	4,223,000	4,223,000
Additional paid-in capital	1,351,000	1,350,000
Retained earnings	14,685,000	15,023,000
Accumulated other comprehensive loss, net	(1,182,000)	(1,058,000)
Treasury stock, at cost: 167,900 shares at March 31, 2018 and September 30, 2017	(2,286,000)	(2,286,000)
Total stockholders' equity	16,791,000	17,252,000
Non-controlling interests	392,000	931,000
Total equity	17,183,000	18,183,000
Total liabilities and equity	$29,284,000	$33,020,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Revenues:
Oil and natural gas	$859,000	$1,409,000	$1,812,000	$2,550,000
Contract drilling	1,016,000	1,580,000	1,858,000	2,986,000
Sale of interest in leasehold land	—	—	—	1,678,000
Gas processing and other	100,000	40,000	161,000	105,000
	1,975,000	3,029,000	3,831,000	7,319,000
Costs and expenses:
Oil and natural gas operating	575,000	800,000	1,233,000	1,646,000
Contract drilling operating	883,000	850,000	1,704,000	2,014,000
General and administrative	1,563,000	1,754,000	3,044,000	3,781,000
Depletion, depreciation, and amortization	227,000	384,000	507,000	708,000
Impairment of assets	37,000	—	37,000	—
Gain on sales of assets	(2,250,000)	—	(2,250,000)	—
	1,035,000	3,788,000	4,275,000	8,149,000
Earnings (loss) before equity in (loss) income of affiliates and income taxes	940,000	(759,000)	(444,000)	(830,000)
Equity in (loss) income of affiliates	(80,000)	(170,000)	(233,000)	2,156,000
Earnings (loss) before income taxes	860,000	(929,000)	(677,000)	1,326,000
Income tax provision (benefit)	197,000	(287,000)	(306,000)	(234,000)
Net earnings (loss)	663,000	(642,000)	(371,000)	1,560,000
Less: Net (loss) earnings attributable to non-controlling interests	(16,000)	(27,000)	(33,000)	534,000
Net earnings (loss) attributable to Barnwell Industries, Inc.	$679,000	$(615,000)	$(338,000)	$1,026,000
Basic and diluted net earnings (loss) per common share attributable to Barnwell Industries, Inc. stockholders	$0.08	$(0.07)	$(0.04)	$0.12
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Net earnings (loss)	$663,000	$(642,000)	$(371,000)	$1,560,000
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(181,000)	22,000	(187,000)	(48,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	39,000	96,000	63,000	193,000
Total other comprehensive (loss) income	(142,000)	118,000	(124,000)	145,000
Total comprehensive income (loss)	521,000	(524,000)	(495,000)	1,705,000
Less: Comprehensive (loss) income attributable to non-controlling interests	(16,000)	(27,000)	(33,000)	534,000
Comprehensive income (loss) attributable to Barnwell Industries, Inc.	$537,000	$(497,000)	$(462,000)	$1,171,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended March 31, 2018 and 2017
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2016	8,277,160	$4,223,000	$1,345,000	$13,852,000	$(3,920,000)	$(2,286,000)	$530,000	$13,744,000
Distributions to non-controlling interests	—	—	—	—	—	—	(616,000)	(616,000)
Net earnings	—	—	—	1,026,000	—	—	534,000	1,560,000
Share-based compensation	—	—	3,000	—	—	—	—	3,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(48,000)	—	—	(48,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	193,000	—	—	193,000
Balance at March 31, 2017	8,277,160	$4,223,000	$1,348,000	$14,878,000	$(3,775,000)	$(2,286,000)	$448,000	$14,836,000

Balance at September 30, 2017	8,277,160	$4,223,000	$1,350,000	$15,023,000	$(1,058,000)	$(2,286,000)	$931,000	$18,183,000
Distributions to non-controlling interests	—	—	—	—	—	—	(506,000)	(506,000)
Net loss	—	—	—	(338,000)	—	—	(33,000)	(371,000)
Share-based compensation	—	—	1,000	—	—	—	—	1,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(187,000)	—	—	(187,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	63,000	—	—	63,000
Balance at March 31, 2018	8,277,160	$4,223,000	$1,351,000	$14,685,000	$(1,182,000)	$(2,286,000)	$392,000	$17,183,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) earnings	$(371,000)	$1,560,000
Adjustments to reconcile net (loss) earnings to net cash
(used in) provided by operating activities:
Equity in loss (income) of affiliates	233,000	(2,156,000)
Depletion, depreciation, and amortization	507,000	708,000
Gain on sale of oil and natural gas properties	(2,250,000)	—
Impairment of assets	37,000	—
Distribution of income from equity investees	—	2,164,000
Retirement benefits expense	148,000	345,000
Income tax receivable	(460,000)	—
Deferred rent liability	43,000	—
Accretion of asset retirement obligation	136,000	213,000
Deferred income tax expense	523,000	114,000
Asset retirement obligation payments	(538,000)	(480,000)
Share-based compensation expense (benefit)	(26,000)	45,000
Retirement plan contributions and payments	(210,000)	(355,000)
Sale of interest in leasehold land, net of fees paid	—	(1,418,000)
Decrease from changes in current assets and liabilities	(1,233,000)	(424,000)
Net cash (used in) provided by operating activities	(3,461,000)	316,000
Cash flows from investing activities:
Purchase of certificates of deposit	(3,958,000)	—
Proceeds from the maturity of certificates of deposit	3,176,000	—
Distribution from equity investees in excess of earnings	—	652,000
Net (fees paid on) proceeds from sale of interest in leasehold land	(343,000)	1,418,000
Proceeds from sale of oil and natural gas assets	763,000	—
Capital expenditures - oil and natural gas	(288,000)	(447,000)
Capital expenditures - all other	(65,000)	(120,000)
Net cash (used in) provided by investing activities	(715,000)	1,503,000
Cash flows from financing activities:
Distributions to non-controlling interests	(506,000)	(616,000)
Net cash used in financing activities	(506,000)	(616,000)
Effect of exchange rate changes on cash and cash equivalents	(206,000)	(98,000)
Net (decrease) increase in cash and cash equivalents	(4,888,000)	1,105,000
Cash and cash equivalents at beginning of period	16,281,000	15,550,000
Cash and cash equivalents at end of period	$11,393,000	$16,655,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2018, results of operations and comprehensive income (loss) for the three and six months ended March 31, 2018 and 2017, and equity and cash flows for the six months ended March 31, 2018 and 2017, have been made. The results of operations for the period ended March 31, 2018 are not necessarily indicative of the operating results for the full year.

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

Options to purchase 493,750 and 621,250 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2018 and 2017, respectively, as their inclusion would have been antidilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Three months ended March 31, 2018
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$679,000	8,277,160	$0.08
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$679,000	8,277,160	$0.08

	Six months ended March 31, 2018
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(338,000)	8,277,160	$(0.04)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(338,000)	8,277,160	$(0.04)

	Three months ended March 31, 2017
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(615,000)	8,277,160	$(0.07)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(615,000)	8,277,160	$(0.07)

	Six months ended March 31, 2017
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$1,026,000	8,277,160	$0.12
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$1,026,000	8,277,160	$0.12

3.    INVESTMENT HELD FOR SALE

At March 31, 2018, Kaupulehu 2007, LLLP owned one residential lot available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

In March 2018, Kaupulehu 2007, LLLP entered into a contract for the sale of the residential lot for net proceeds of $1,000,000. Accordingly, the lot's carrying value at March 31, 2018 was adjusted to the amount of the contract currently in escrow, and a $37,000 impairment of the value of the investment held for sale was recognized in the three and six months ended March 31, 2018.

4.    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	March 31, 2018	September 30, 2017
Investment in Kukio Resort land development partnerships	$1,926,000	$2,159,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$1,976,000	$2,209,000

Investment in Kukio Resort land development partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP for $5,140,000. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which is comprised of KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LLLP (“KD II”), is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments and percentage of future distributions to KD II's members. Barnwell’s investment in these entities is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of March 31, 2018, 23 lots remained to be sold at Kaupulehu Increment I.

During the six months ended March 31, 2017, Barnwell received net cash distributions in the amount of $2,509,000 from the Kukio Resort land development partnerships after distributing $307,000 to minority interests.

Barnwell's share of the loss of its equity affiliates was $80,000 and $233,000 for the three and six months ended March 31, 2018, respectively, and $170,000 for the three months ended March 31, 2017. Equity in income of affiliates was $2,156,000 for the six months ended March 31, 2017. The equity in the underlying net assets of the Kukio Resort land development partnerships exceeds the carrying value of the investment in affiliates by approximately $319,000 as of March 31, 2018, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $0 and $3,000 for the three and six months ended March 31, 2018, respectively, and $1,000 and $20,000 for the three and six months ended March 31, 2017, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort land development partnerships is as follows:

	Three months ended March 31,
	2018	2017
Revenue	$2,230,000	$1,322,000
Gross profit	$1,048,000	$454,000
Net loss	$(185,000)	$(598,000)

	Six months ended March 31,
	2018	2017
Revenue	$3,790,000	$26,196,000
Gross profit	$1,734,000	$11,950,000
Net (loss) earnings	$(688,000)	$10,062,000

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

The following table summarizes the percentage of sales payment revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$—	$1,678,000
Fees - included in general and administrative expenses	—	—	—	(260,000)
Proceeds from sale of interest in leasehold land, net of fees paid	$—	$—	$—	$1,418,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

5.    OIL AND NATURAL GAS PROPERTIES AND ASSET RETIREMENT OBLIGATION

Full cost properties

In October 2017, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its oil and natural gas properties located in the Pouce Coupe area of Alberta, Canada. The sales price per the agreement was adjusted to $72,000 for customary purchase price adjustments to reflect the economic activity from the effective date of May 1, 2017 to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. From Barnwell's net proceeds, $37,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes. No gain or loss was recognized on this sale as it did not result in a significant alteration of the relationship between capitalized costs and proved reserves. Proceeds from the disposition were credited to the full cost pool.

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada to two separate independent third parties. The sales prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of October 1, 2017 to the closing date, for a combined adjusted sales price of $1,360,000. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. From Barnwell's net proceeds, $752,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes.

The difference in the relationship between capitalized costs and proved reserves of the Red Earth properties sold as compared to the retained properties is significant as there was a 322% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Red Earth of $2,135,000 in the three and six months ended March 31, 2018 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation were asset retirement obligations of $1,666,000 assumed by the purchaser.

The unaudited pro forma results of operations are presented below as though the disposition of Red Earth occurred on October 1, 2017 and 2016, respectively. The unaudited pro forma results do not purport to represent what our actual results of operations would have been if the disposition had been completed on such date or to project our results of operations for any future date or period. The pro forma information includes adjustments to oil and natural gas segment revenues and operating expenses based on the actual results of operations related to Red Earth, as well as adjustments for estimated depletion, accretion expense, general and administrative expenses, and income taxes based on an allocation of the estimated impact of Red Earth on those amounts.

	Six months ended March 31, 2018
Pro forma (unaudited)	Historical	Pro forma
Total revenues	$3,831,000	$3,439,000
Net loss	$(371,000)	$(2,223,000)
Net loss attributable to Barnwell Industries, Inc. stockholders	$(338,000)	$(2,190,000)
Net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.04)	$(0.26)

	Six months ended March 31, 2017
Pro forma (unaudited)	Historical	Pro forma
Total revenues	$7,319,000	$6,794,000
Net earnings	$1,560,000	$1,450,000
Net earnings attributable to Barnwell Industries, Inc. stockholders	$1,026,000	$916,000
Net earnings per common share attributable to Barnwell Industries, Inc. stockholders	$0.12	$0.11

Other properties

In February 2018, Barnwell sold its interest in natural gas transmission lines and related surface facilities in the Stolberg area for $120,000, and we recognized a $115,000 gain on the sale for the three and six months ended March 31, 2018.

Asset retirement obligation

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

Six months ended
March 31, 2018
Asset retirement obligation as of beginning of period	$6,863,000
Liabilities associated with properties sold	(1,752,000)
Revision of estimated obligation	47,000
Accretion expense	136,000
Payments	(538,000)
Foreign currency translation adjustment	(121,000)
Asset retirement obligation as of end of period	4,635,000
Less current portion	(1,223,000)
Asset retirement obligation, long-term	$3,412,000

Asset retirement obligations were reduced by $1,752,000 during the six months ended March 31, 2018 for those obligations that were assumed by purchasers of certain of Barnwell's oil and natural gas properties.

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2018	2017	2018	2017	2018	2017
Service cost	$55,000	$72,000	$13,000	$15,000	$—	$—
Interest cost	89,000	87,000	23,000	20,000	19,000	22,000
Expected return on plan assets	(148,000)	(141,000)	—	—	—	—
Amortization of prior service cost (credit)	2,000	1,000	(1,000)	(1,000)	—	—
Amortization of net actuarial loss	27,000	41,000	7,000	8,000	3,000	47,000
Net periodic benefit cost	$25,000	$60,000	$42,000	$42,000	$22,000	$69,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2018	2017	2018	2017	2018	2017
Service cost	$108,000	$144,000	$20,000	$31,000	$—	$—
Interest cost	178,000	174,000	38,000	41,000	38,000	44,000
Expected return on plan assets	(296,000)	(282,000)	—	—	—	—
Amortization of prior service cost (credit)	3,000	2,000	(3,000)	(2,000)	—	—
Amortization of net actuarial loss	49,000	82,000	7,000	17,000	6,000	94,000
Net periodic benefit cost	$42,000	$120,000	$62,000	$87,000	$44,000	$138,000

Barnwell contributed $200,000 to the Pension Plan during the six months ended March 31, 2018 and estimates that it will make further contributions of approximately $300,000 during the remainder of fiscal 2018. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2018 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

7.    INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
United States	$(982,000)	$(651,000)	$(2,125,000)	$1,411,000
Canada	1,858,000	(251,000)	1,481,000	(619,000)
	$876,000	$(902,000)	$(644,000)	$792,000

The components of the income tax provision (benefit) are as follows:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Current	$(256,000)	$(276,000)	$(829,000)	$(348,000)
Deferred	453,000	(11,000)	523,000	114,000
	$197,000	$(287,000)	$(306,000)	$(234,000)

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”), enacted on December 22, 2017, contains significant changes including a reduction in the U.S. corporate income tax rate, repeal of the corporate Alternative Minimum Tax (“AMT”), restriction of the deduction for post-TCJA net operating losses to 80% of taxable income and elimination of net operating loss carrybacks, mandatory deemed repatriation and resulting taxation of all undistributed foreign earnings, as well as various other changes that either do not currently have a significant impact to the Company, or that may impact us in the future should those provisions become applicable to the Company. We believe our assessment of the estimated impacts of the TCJA is complete based on information available to date. However, the TCJA makes broad and complex changes to the U.S. tax code and is subject to interpretation until additional guidance is issued by taxation and financial reporting authorities. The ultimate impact of the TCJA may differ from our estimates due to changes in the interpretations and assumptions we used and changes in any future regulatory guidance.

The TCJA reduces the U.S. statutory tax rate from 35% to 21% effective January 1, 2018. The Company’s U.S. federal statutory rate for the fiscal year ending September 30, 2018 will be a blended rate of 24.5%, based on a fiscal year blended rate calculation of pre- and post-TJCA rates, and will be 21% for future fiscal years. There was no financial statement impact of the TCJA’s reduction in the U.S. statutory tax rate in the quarter ended December 31, 2017, as the Company has a full valuation allowance on its net deferred tax assets under U.S. federal tax law.

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

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Revenues:
Oil and natural gas	$859,000	$1,409,000	$1,812,000	$2,550,000
Land investment	—	—	—	1,678,000
Contract drilling	1,016,000	1,580,000	1,858,000	2,986,000
Other	42,000	14,000	70,000	69,000
Total before interest income	1,917,000	3,003,000	3,740,000	7,283,000
Interest income	58,000	26,000	91,000	36,000
Total revenues	$1,975,000	$3,029,000	$3,831,000	$7,319,000
Depletion, depreciation, and amortization:
Oil and natural gas	$157,000	$292,000	$356,000	$527,000
Contract drilling	53,000	70,000	114,000	136,000
Other	17,000	22,000	37,000	45,000
Total depletion, depreciation, and amortization	$227,000	$384,000	$507,000	$708,000
Impairment:
Land investment	$37,000	$—	$37,000	$—
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$127,000	$317,000	$223,000	$377,000
Land investment	(37,000)	—	(37,000)	1,678,000
Contract drilling	80,000	660,000	40,000	836,000
Other	25,000	(8,000)	33,000	24,000
Gain on sales of assets	2,250,000	—	2,250,000	—
Total operating profit	2,445,000	969,000	2,509,000	2,915,000
Equity in income (loss) of affiliates:
Land investment	(80,000)	(170,000)	(233,000)	2,156,000
General and administrative expenses	(1,563,000)	(1,754,000)	(3,044,000)	(3,781,000)
Interest income	58,000	26,000	91,000	36,000
Earnings (loss) before income taxes	$860,000	$(929,000)	$(677,000)	$1,326,000

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Foreign currency translation:
Beginning accumulated foreign currency translation	$1,047,000	$836,000	$1,053,000	$906,000
Change in cumulative translation adjustment before reclassifications	(181,000)	22,000	(187,000)	(48,000)
Income taxes	—	—	—	—
Net current period other comprehensive (loss) income	(181,000)	22,000	(187,000)	(48,000)
Ending accumulated foreign currency translation	866,000	858,000	866,000	858,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(2,087,000)	(4,729,000)	(2,111,000)	(4,826,000)
Amortization of net actuarial loss and prior service cost	39,000	96,000	63,000	193,000
Income taxes	—	—	—	—
Net current period other comprehensive income	39,000	96,000	63,000	193,000
Ending accumulated retirement plans benefit cost	(2,048,000)	(4,633,000)	(2,048,000)	(4,633,000)
Accumulated other comprehensive loss, net of taxes	$(1,182,000)	$(3,775,000)	$(1,182,000)	$(3,775,000)

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

In March 2018, Kaupulehu 2007, LLLP entered into a contract for the sale of the residential lot for net proceeds of $1,000,000. Accordingly, the lot's carrying value at March 31, 2018 was adjusted to the amount of the contract currently in escrow, and a $37,000 impairment of the value of the investment held for sale was recognized in the three and six months ended March 31, 2018.

11.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$—	$5,000
Income taxes refunded, net	$(20,000)	$(180,000)
Supplemental disclosure of non-cash investing activities:
Canadian income tax withholding on proceeds from the sale of oil and natural gas properties	$789,000	$—

Capital expenditure accruals related to oil and natural gas exploration and development decreased $88,000 and $183,000 during the six months ended March 31, 2018 and 2017, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $38,000 and $62,000 during the six months ended March 31, 2018 and 2017, respectively.

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

During the six months ended March 31, 2017, Barnwell received $1,678,000 in percentage of sales payments from KD II from the sale of one lot within Increment II. No lots were sold during the six months ended March 31, 2018.

13.    SUBSEQUENT EVENTS

In April 2018, Kaupulehu Developments received a percentage of sales payment of $310,000 from the sale of a lot within Phase II of Increment I. Financial results from the receipt of this payment will be reflected in Barnwell’s quarter ending June 30, 2018.

In April 2018, the Kukio Resort land development partnerships made a cash distribution to its partners of which Barnwell received $373,000, after distributing $48,000 to minority interests. The receipt of this distribution, which does not impact net earnings or loss, will be reflected in Barnwell's quarter ending June 30, 2018.

In May 2018, the Kilauea volcano on the island of Hawaii erupted in the district of Puna on the eastern part of the island.  Barnwell owns approximately sixteen acres of land near the sites of the eruptions with a carrying value of $165,000.  Any impact to the carrying value of the land will be reflected in Barnwell’s quarter ending June 30, 2018.

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

Current Outlook

Due to the negative impacts of 1) declines in oil and natural gas production due primarily to oil and natural gas property divestitures as well as the natural decline oil and natural gas wells experience as they age; 2) declines in oil and natural gas prices (notwithstanding recent increases in oil prices); 3) increasing costs due to both inflation, the age of Barnwell's properties, increases in governmental regulation and other factors, Barnwell's existing oil and natural gas assets are projected to have negative cash flow from operations after consideration of related general and administrative expenses. As a result, the Company's current cash on hand will likely not be sufficient to fund both the reinvestments that are necessary to sustain our business in the future and our asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses. Therefore, it is likely that Barnwell will be increasingly reliant upon future land investment segment proceeds, if any, and future cash distributions, if any, from the Kukio Resort land development partnerships, the timing of which are both highly uncertain and not within Barnwell’s control, to fund operations and provide capital for reinvestment. Additionally, the Company may need to consider alternative strategies to enable it to sustain or grow its business. If the Company is unable to make sufficient and successful investments in the near future, or if unforeseen circumstances arise that impair our ability to sustain or grow the Company, we will likely be forced to wind down our operations, either through liquidation, bankruptcy or further sales of our assets, and/or we may not be able to continue as a going concern beyond one year.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2018. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Subsequent to the issuance of ASU No. 2014-09, the FASB issued additional ASUs related to this revenue guidance. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations,” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licenses in customer contracts. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which addresses completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectibility when determining whether a transaction represents a valid contract. In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606," which includes thirteen technical corrections or improvements that affect only narrow aspects of the guidance in ASU No. 2014-09. ASU No. 2014-09 and all of the related ASUs (collectively, "Topic 606") have the same effective date. On July 9, 2015, the FASB deferred the effective date of Topic 606 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented, or the modified retrospective method with the cumulative effect of initially applying the guidance recognized at the date of initial application. Barnwell will adopt Topic 606 on October 1, 2018 and intends to apply the modified retrospective method of transition. Management has developed a plan of implementation and has begun the process to evaluate the impact of Topic 606 on its financial accounting systems and financial statements of its revenue-earning business segments, but has not yet quantified the impact adoption of Topic 606 will have on the consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-08, "Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from TCJA. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell's consolidated financial statements.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP ("KD I") resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of

$300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 23 remained to be sold at March 31, 2018, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

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

•
An indirect 19.6% non-controlling ownership interest in the Kukio Resort land development partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II discussed above, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments and percentage of future distributions to KD II's members. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of March 31, 2018, 23 lots remained to be sold at Kaupulehu Increment I.

•
Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

2)   Barnwell owns an 80% interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership. Kaupulehu 2007 owned one residential parcel in the Kaupulehu area that was available for sale as of March 31, 2018. The residential parcel is under contract for sale, which is currently in escrow.

Contract Drilling Segment

Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Results of Operations

Summary

Net income attributable to Barnwell for the three months ended March 31, 2018 totaled $679,000, a $1,294,000 increase in operating results from net loss of $615,000 for the three months ended March 31, 2017. The following factors affected the results of operations for the three months ended March 31, 2018 as compared to the prior year period:

•	A $2,250,000 gain recognized in the current quarter primarily from the sale of oil properties in the Red Earth area of Alberta, Canada; and

•
A $580,000 decrease in contract drilling operating results, before income taxes, primarily due to a high value contract in the prior year period for the plugging and abandonment of two geothermal wells, whereas there was no such high value contract in the current year period.

Barnwell had a net loss of $338,000 for the six months ended March 31, 2018, a $1,364,000 decrease in operating results from net earnings of $1,026,000 for the six months ended March 31, 2017. The following factors affected the results of operations for the six months ended March 31, 2018 as compared to the prior year period:

•
A $1,715,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to a percentage of sales receipt in the prior year period from the Kukio Resort land development partnerships’ sale of a two-acre ocean front parcel in Kaupulehu Increment II for $20,975,000 from which we received an 8% percentage of sale payment, as compared to none in the current year period;

•
A $796,000 decrease in contract drilling operating results, before income taxes, primarily due to a high value contract in the prior year period for the plugging and abandonment of two geothermal wells;

•	A $737,000 decrease in general and administrative expenses primarily as a result of decreased compensation costs and professional fees;

•	A $2,250,000 gain recognized in the current year primarily from the sale of oil properties in the Red Earth area of Alberta, Canada;

•	A $2,389,000 decrease in equity in income from affiliates as a result of decreased Kukio Resort land development partnerships’ operating results; and

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 5% in the three and six months ended March 31, 2018 as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar decreased 3% at March 31, 2018, as compared to September 30, 2017. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net earnings (loss). Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2018 was $181,000, a $203,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $22,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2018 was $187,000, a $139,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $48,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three and six months ended March 31, 2018 and 2017 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2018	2017	$	%
Natural Gas (Mcf)*	$1.72	$2.24	$(0.52)	(23%)
Oil (Bbls)**	$50.21	$43.00	$7.21	17%
Liquids (Bbls)**	$46.00	$30.00	$16.00	53%

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2018	2017	$	%
Natural Gas (Mcf)*	$1.47	$2.27	$(0.80)	(35%)
Oil (Bbls)**	$47.98	$41.63	$6.35	15%
Liquids (Bbls)**	$41.67	$29.65	$12.02	41%

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2018	2017	Units	%
Natural Gas (Mcf)*	71,000	99,000	(28,000)	(28%)
Oil (Bbls)**	14,000	24,000	(10,000)	(42%)
Liquids (Bbls)**	1,000	1,000	—	—%

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2018	2017	Units	%
Natural Gas (Mcf)*	153,000	203,000	(50,000)	(25%)
Oil (Bbls)**	31,000	45,000	(14,000)	(31%)
Liquids (Bbls)**	2,000	2,000	—	—%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated $127,000 of operating profit before general and administrative expenses in the three months ended March 31, 2018, a decrease in operating results of $190,000 as compared to the $317,000 operating profit before general and administrative expenses generated during the same period of the prior year. The oil and natural gas segment generated $223,000 of operating profit before general and administrative expenses in the six months ended March 31, 2018, a decrease in operating results of $154,000 as compared to the $377,000 operating profit before general and administrative expenses generated during the same period of the prior year.

Oil and natural gas revenues decreased $550,000 (39%) and $738,000 (29%) for the three and six months ended March 31, 2018, respectively, as compared to the same periods in the prior, year primarily due to decreased oil and natural gas production due to sales of oil and natural gas properties as well as production downtime or shut-ins at various properties that we do not operate. The impact of the decreases in production were partially offset by higher oil prices for the three and six months ended March 31, 2018 as compared to the same periods in the prior year.

Oil and natural gas operating expenses decreased $225,000 (28%) and $413,000 (25%) for the three and six months ended March 31, 2018, respectively, as compared to the same periods in the prior year, primarily as a result of decreased production as described above. Partially offsetting the decrease was the fact that oil and natural gas operating expenses in the prior year periods included a reduction in the estimated probable remediation costs for a gas migration at one of our non-operated wells for which approximately $200,000 was originally accrued in the prior year quarter and was adjusted down to approximately $23,000 based on updated information from the operator.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots in Increment I from KD I and the sales of lots and/or residential units in Increment II from KD II. Kaupulehu Developments also is entitled to receive 50% of any future distributions otherwise payable from KD II to its members up to $8,000,000, of which $2,500,000 has been received to date. KD I and KD II are land development partnerships in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage of sales payments and percentage of distribution payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort land development partnerships.

The following table summarizes the percentage of sales payment revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2018	2017	2018	2017
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$—	$1,678,000
Fees - included in general and administrative expenses	—	—	—	(260,000)
Proceeds from the sale of interest in leasehold land, net of fees paid	$—	$—	$—	$1,418,000

The Kukio Resort land development partnerships had no lot sales during the three and six months ended March 31, 2018 and the three months ended March 31, 2017. During the six months ended March 31, 2017, KD II sold the second of two large ocean front lots within Increment II for $20,975,000 and Kaupulehu Developments received a percentage of sales payment in the amount of $1,678,000 from KD II representing 8% of the gross sales price of the parcel.

As of March 31, 2018, 23 single-family lots of the 80 lots developed within Increment I remained to be sold. The current remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues decreased $564,000 (36%) and contract drilling costs increased $33,000 (4%) for the three months ended March 31, 2018, as compared to the same period in the prior year. The contract drilling segment generated an $80,000 operating profit before general and administrative expenses in the three months ended March 31, 2018, a decrease in operating results of $580,000 as compared to the $660,000 operating profit generated during the same period of the prior year.

Contract drilling revenues and contract drilling costs decreased $1,128,000 (38%) and $310,000 (15%), respectively, for the six months ended March 31, 2018, as compared to the same period in the prior year. The contract drilling segment generated a $40,000 operating profit before general and administrative expenses in the six months ended March 31, 2018, a decrease in operating results of $796,000 as compared to the $836,000 operating profit generated during the same period of the prior year.

The decrease in operating results for both periods as compared to the prior year periods was primarily due to work on a higher value contract in the prior year periods for the plugging and abandonment of two geothermal wells which was completed as of March 31, 2017.

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

General and administrative expenses

General and administrative expenses decreased $191,000 (11%) for the three months ended March 31, 2018, as compared to the same period in the prior year. The decrease was due primarily to a $142,000 decrease in compensation costs largely resulting from a decrease in retirement plan expenses and stock appreciation rights, and a decrease in costs associated with Barnwell's New York office, which was sold in May 2017.

General and administrative expenses decreased $737,000 (19%) for the six months ended March 31, 2018, as compared to the same period in the prior year. The decrease was primarily due to a $260,000 decrease in professional fees related to higher percentage of sales payments received in the prior year period, a $479,000 decrease in compensation costs largely resulting from a decrease in executive bonuses and retirement plan expenses, and a decrease in costs associated with Barnwell's New York office, which was sold in May 2017.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $157,000 (41%) and $201,000 (28%) for the three and six months ended March 31, 2018, respectively, as compared to the same periods in the prior year, due to decreases in production and the impact of oil and natural gas property sales on the depletion rate in the current year periods.

Gain on sales of assets

As a result of the significant impact the sale of Red Earth had on the relationship between capitalized costs and proved reserves of the sold property and retained properties, Barnwell did not credit the sales proceeds to the full cost pool, but instead calculated a gain on the sale of Red Earth of $2,135,000 which was recognized in the three and six months ended March 31, 2018, in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X. Refer to the "Oil and Natural Gas Properties" section below for further information.

Also included in gain on sales of assets for the three and six months ended March 31, 2018 is a $115,000 gain on the sale of Barnwell's interest in natural gas transmission lines and related surface facilities in the Stolberg area in February 2018.

There were no such gains or losses on sales of operating assets recognized in the same periods of the prior year.

Equity in income (loss) of affiliates

Barnwell’s investment in the Kukio Resort land development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $80,000 during the three months ended March 31, 2018, as compared to allocated losses of $170,000 during the three months ended March 31, 2017. The allocated losses for the three months ended March 31, 2018 and 2017 are due to no lots being sold in either period by the investee partnerships.

Barnwell was allocated partnership losses of $233,000 during the six months ended March 31, 2018, as compared to allocated income of $2,156,000 during the six months ended March 31, 2017. The decrease in the allocated partnership income is due to the investee partnerships' sale of the second of two large ocean front parcels in Kaupulehu Increment II for $20,975,000 in December 2016.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and six months ended March 31, 2018, after adjusting earnings (loss) before income taxes for non-controlling interests, was 22% and 48%, respectively, as compared to 32% and (30%) for the three and six months ended March 31, 2017, respectively.
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

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA includes various changes to the tax law, including a permanent reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 and a repeal of the corporate alternative minimum tax ("AMT"). The Company’s U.S. federal statutory rate for the fiscal year ending September 30, 2018 will be a blended rate of 24.5%, based on a fiscal year blended rate calculation of pre- and post-TJCA rates, and will be 21% for future fiscal years. There was no financial statement impact of the TCJA’s reduction in the U.S. statutory tax rate in the six months ended March 31, 2018 as the Company has a full valuation allowance on its net deferred tax assets under U.S. federal tax law. The repeal of the corporate AMT provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the new TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $460,000 in the six months ended March 31, 2018.

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

Net loss attributable to non-controlling interests for the three months ended March 31, 2018 totaled $16,000, as compared to net loss attributable to non-controlling interests of $27,000 for the same period in the prior year. The $11,000 (41%) decrease is due primarily to a decrease in the amount of Kukio land development partnership loss allocated to non-controlling interests in the current year period as compared to the same period in the prior year.

Net loss attributable to non-controlling interests for the six months ended March 31, 2018 totaled $33,000, as compared to net earnings attributable to non-controlling interests of $534,000 for the same period in the prior year. The decrease of $567,000 (106%) is due to a decrease in percentage of sales proceeds received and a decrease in Kukio land development partnership operating results in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At March 31, 2018, Barnwell had $18,646,000 in working capital.

Cash Flows

Cash flows used in operations totaled $3,461,000 for the six months ended March 31, 2018, as compared to cash flows provided by operations of $316,000 for the same period in the prior year. The following factors affected the $3,777,000 decrease in operating cash flows for the six months ended March 31, 2018, as compared to the prior year:

•	A $2,164,000 distribution of income received from the Kukio Resort land development partnerships in the prior year period whereas there was no such distribution in the current year period;

•
An $818,000 decrease in contract drilling margin before depreciation and income taxes, primarily due to a high value contract in the prior year period for the plugging and abandonment of two geothermal wells, whereas there was no such high value contract in the current year period; and

•	An $809,000 decrease due to changes in working capital.

Cash flows used in investing activities totaled $715,000 during the six months ended March 31, 2018, as compared to cash flows provided by investing activities of $1,503,000 during the same period of the prior year. The $2,218,000 decrease in investing cash flows was primarily due to a $1,761,000 change in percentage of sales proceeds received, net of commission fees paid, in the current year period as compared to the prior year period, a $652,000 distribution of capital received from the Kukio Resort land development partnerships received in the prior year period whereas there was no such distribution in the current year period, and a net $782,000 invested in certificates of deposit in the current year period. These items were partially offset by $763,000 of proceeds from the sale of certain oil and natural gas properties in the current year period.

Net cash used in financing activities totaled $506,000 for the six months ended March 31, 2018, as compared to $616,000 during the same period of the prior year. The $110,000 change in financing cash flows was due to a decrease in distributions to non-controlling interests in the current year period as compared to the prior year period.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $23,000 and $200,000 for the three and six months ended March 31, 2018, respectively, as compared to $7,000 and $264,000 for the same periods in the prior year. Unless Barnwell makes any significant acquisitions during fiscal 2018, Barnwell estimates that investments in oil and natural gas properties will range from $500,000 to $1,000,000 for the remainder of fiscal 2018. This estimate may change as dictated by management’s assessment of the oil and natural gas environment and prospects.

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

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada to two separate independent third parties. The sales prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of October 1, 2017 to the closing date, for a combined adjusted sales price of $1,360,000. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. Barnwell recorded a gain on the sale of Red Earth of $2,135,000 in the quarter ended March 31, 2018, which included asset retirement obligations of $1,666,000 assumed by the purchaser. From Barnwell's net proceeds, $752,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes. Net oil production from these properties was approximately 23,000 Bbls, or approximately 16% of total net production, for the year ended September 30, 2017. As of September 30, 2017, estimated net proved oil reserve volumes associated with these properties was 104,000 Bbls, or approximately 11% of the total reserve volumes at that date.

Asset Retirement Obligation

In July 2014, the Alberta Energy Regulator introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to reactivate, suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were noncompliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year. Barnwell has only two remaining wells to bring into compliance over the final two years of the program. The impact of this program was incorporated into Barnwell's estimate of its asset retirement obligations beginning in fiscal 2014. At March 31, 2018, the current portion of the asset retirement obligation was $1,223,000.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of March 31, 2018, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2018 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	May 14, 2018	/s/ Russell M. Gifford
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