Form 10-Q
period 2018-06-30
BARNWELL INDUSTRIES INC
filed 2018-08-13
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No

As of August 6, 2018 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$13,539,000	$16,281,000
Certificates of deposit	3,460,000	4,413,000
Accounts and other receivables, net of allowance for doubtful accounts of: $34,000 at June 30, 2018; $46,000 at September 30, 2017	1,414,000	1,414,000
Income taxes receivable	2,231,000	1,145,000
Investment held for sale	1,000,000	1,037,000
Other current assets	1,269,000	852,000
Total current assets	22,913,000	25,142,000
Income taxes receivable, net of current portion	460,000	—
Deferred income tax assets	—	300,000
Investments	1,695,000	2,209,000
Property and equipment	58,858,000	79,231,000
Accumulated depletion, depreciation, and amortization	(55,385,000)	(73,862,000)
Property and equipment, net	3,473,000	5,369,000
Total assets	$28,541,000	$33,020,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,158,000	$1,185,000
Accrued capital expenditures	184,000	348,000
Accrued operating and other expenses	1,013,000	1,386,000
Accrued compensation	446,000	390,000
Current portion of asset retirement obligation	410,000	1,231,000
Other current liabilities	63,000	258,000
Total current liabilities	3,274,000	4,798,000
Deferred rent	86,000	21,000
Liability for retirement benefits	4,064,000	4,150,000
Asset retirement obligation	3,809,000	5,632,000
Deferred income tax liabilities	353,000	236,000
Total liabilities	11,586,000	14,837,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at June 30, 2018 and September 30, 2017	4,223,000	4,223,000
Additional paid-in capital	1,351,000	1,350,000
Retained earnings	14,311,000	15,023,000
Accumulated other comprehensive loss, net	(1,228,000)	(1,058,000)
Treasury stock, at cost: 167,900 shares at June 30, 2018 and September 30, 2017	(2,286,000)	(2,286,000)
Total stockholders' equity	16,371,000	17,252,000
Non-controlling interests	584,000	931,000
Total equity	16,955,000	18,183,000
Total liabilities and equity	$28,541,000	$33,020,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Revenues:
Oil and natural gas	$616,000	$940,000	$2,428,000	$3,490,000
Contract drilling	1,193,000	360,000	3,051,000	3,346,000
Sale of interest in leasehold land	1,310,000	—	1,310,000	1,678,000
Gas processing and other	49,000	40,000	210,000	145,000
	3,168,000	1,340,000	6,999,000	8,659,000
Costs and expenses:
Oil and natural gas operating	544,000	620,000	1,777,000	2,266,000
Contract drilling operating	1,074,000	593,000	2,778,000	2,607,000
General and administrative	1,591,000	1,345,000	4,635,000	5,126,000
Depletion, depreciation, and amortization	187,000	234,000	694,000	942,000
Impairment of assets	165,000	—	202,000	—
Gain on sales of assets	—	(527,000)	(2,250,000)	(527,000)
	3,561,000	2,265,000	7,836,000	10,414,000
Loss before equity in income (loss) of affiliates and income taxes	(393,000)	(925,000)	(837,000)	(1,755,000)
Equity in income (loss) of affiliates	136,000	(31,000)	(97,000)	2,125,000
(Loss) earnings before income taxes	(257,000)	(956,000)	(934,000)	370,000
Income tax benefit	(163,000)	(442,000)	(469,000)	(676,000)
Net (loss) earnings	(94,000)	(514,000)	(465,000)	1,046,000
Less: Net earnings (loss) attributable to non-controlling interests	280,000	(2,000)	247,000	532,000
Net (loss) earnings attributable to Barnwell Industries, Inc.	$(374,000)	$(512,000)	$(712,000)	$514,000
Basic and diluted net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.05)	$(0.06)	$(0.09)	$0.06
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Net (loss) earnings	$(94,000)	$(514,000)	$(465,000)	$1,046,000
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(76,000)	81,000	(263,000)	33,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	30,000	51,000	93,000	244,000
Total other comprehensive (loss) income	(46,000)	132,000	(170,000)	277,000
Total comprehensive (loss) income	(140,000)	(382,000)	(635,000)	1,323,000
Less: Comprehensive income (loss) attributable to non-controlling interests	280,000	(2,000)	247,000	532,000
Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(420,000)	$(380,000)	$(882,000)	$791,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended June 30, 2018 and 2017
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2016	8,277,160	$4,223,000	$1,345,000	$13,852,000	$(3,920,000)	$(2,286,000)	$530,000	$13,744,000
Contributions from non-controlling interests	—	—	—	—	—	—	6,000	6,000
Distributions to non-controlling interests	—	—	—	—	—	—	(617,000)	(617,000)
Net earnings	—	—	—	514,000	—	—	532,000	1,046,000
Share-based compensation	—	—	4,000	—	—	—	—	4,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	33,000	—	—	33,000
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	244,000	—	—	244,000
Balance at June 30, 2017	8,277,160	$4,223,000	$1,349,000	$14,366,000	$(3,643,000)	$(2,286,000)	$451,000	$14,460,000

Balance at September 30, 2017	8,277,160	$4,223,000	$1,350,000	$15,023,000	$(1,058,000)	$(2,286,000)	$931,000	$18,183,000
Distributions to non-controlling interests	—	—	—	—	—	—	(594,000)	(594,000)
Net loss (earnings)	—	—	—	(712,000)	—	—	247,000	(465,000)
Share-based compensation	—	—	1,000	—	—	—	—	1,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(263,000)	—	—	(263,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	93,000	—	—	93,000
Balance at June 30, 2018	8,277,160	$4,223,000	$1,351,000	$14,311,000	$(1,228,000)	$(2,286,000)	$584,000	$16,955,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) earnings	$(465,000)	$1,046,000
Adjustments to reconcile net (loss) earnings to net cash
used in operating activities:
Equity in loss (income) of affiliates	97,000	(2,125,000)
Depletion, depreciation, and amortization	694,000	942,000
Gain on sale of asset	—	(527,000)
Gain on sale of oil and natural gas properties	(2,250,000)	—
Impairment of assets	202,000	—
Distribution of income from equity investees	—	2,164,000
Retirement benefits expense	222,000	404,000
Income tax receivable	(460,000)	—
Deferred rent liability	65,000	—
Accretion of asset retirement obligation	211,000	296,000
Deferred income tax expense	420,000	64,000
Asset retirement obligation payments	(589,000)	(713,000)
Share-based compensation (benefit) expense	(6,000)	23,000
Retirement plan contributions and payments	(215,000)	(359,000)
Sale of interest in leasehold land, net of fees paid	(1,272,000)	(1,418,000)
Decrease from changes in current assets and liabilities	(975,000)	(1,627,000)
Net cash used in operating activities	(4,321,000)	(1,830,000)
Cash flows from investing activities:
Purchase of certificates of deposit	(3,958,000)	(2,480,000)
Proceeds from the maturity of certificates of deposit	4,911,000	—
Distribution from equity investees in excess of earnings	417,000	652,000
Net proceeds from sale of interest in leasehold land	929,000	1,418,000
Proceeds from the sale of assets, net of closing costs	—	2,360,000
Proceeds from sale of oil and natural gas assets	770,000	1,238,000
Capital expenditures - oil and natural gas	(473,000)	(498,000)
Capital expenditures - all other	(114,000)	(120,000)
Net cash provided by investing activities	2,482,000	2,570,000
Cash flows from financing activities:
Distributions to non-controlling interests	(594,000)	(617,000)
Contributions from non-controlling interests	—	6,000
Decrease in restricted cash	—	372,000
Net cash used in financing activities	(594,000)	(239,000)
Effect of exchange rate changes on cash and cash equivalents	(309,000)	73,000
Net (decrease) increase in cash and cash equivalents	(2,742,000)	574,000
Cash and cash equivalents at beginning of period	16,281,000	15,550,000
Cash and cash equivalents at end of period	$13,539,000	$16,124,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2018, results of operations and comprehensive (loss) income for the three and nine months ended June 30, 2018 and 2017, and equity and cash flows for the nine months ended June 30, 2018 and 2017, have been made. The results of operations for the period ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

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

2.    (LOSS) EARNINGS PER COMMON SHARE

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding for the period. Diluted (loss) earnings per share is calculated using the treasury stock method to reflect the assumed issuance of common shares for all potentially dilutive securities, which consist of outstanding stock options. Potentially dilutive shares are excluded from the computation of diluted (loss) earnings per share if their effect is anti-dilutive.

Options to purchase 318,750 and 621,250 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2018 and 2017, respectively, as their inclusion would have been antidilutive.

Reconciliations between net (loss) earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net (loss) earnings per share computations are detailed in the following tables:

	Three months ended June 30, 2018
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(374,000)	8,277,160	$(0.05)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(374,000)	8,277,160	$(0.05)

	Nine months ended June 30, 2018
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(712,000)	8,277,160	$(0.09)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(712,000)	8,277,160	$(0.09)

	Three months ended June 30, 2017
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(512,000)	8,277,160	$(0.06)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(512,000)	8,277,160	$(0.06)

	Nine months ended June 30, 2017
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$514,000	8,277,160	$0.06
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$514,000	8,277,160	$0.06

3.    INVESTMENT HELD FOR SALE

At June 30, 2018, Kaupulehu 2007, LLLP owned one residential lot available for sale in the Lot 4A Increment I area located in the North Kona District of the island of Hawaii, north of Hualalai Resort at Historic Ka`upulehu, between the Queen Kaahumanu Highway and the Pacific Ocean.

In March 2018, Kaupulehu 2007, LLLP entered into a contract for the sale of the residential lot for net proceeds of $1,000,000. Accordingly, the lot's carrying value at March 31, 2018 was adjusted to the amount of the contract in escrow, and a $37,000 impairment of the value of the investment held for sale was recognized in the quarter ended March 31, 2018. The sale of the lot closed in August 2018 (see Note 13).

4.    INVESTMENTS

A summary of Barnwell’s investments is as follows:

	June 30, 2018	September 30, 2017
Investment in Kukio Resort Land Development Partnerships	$1,645,000	$2,159,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total investments	$1,695,000	$2,209,000

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP (“KDK”) for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I, and KD II is the developer of Kaupulehu Lot 4A Increment II. Barnwell's ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels as well as from commissions on real estate sales by the real estate sales office. As of June 30, 2018, 22 lots remained to be sold at Kaupulehu Increment I.

During the nine months ended June 30, 2018 and 2017, Barnwell received net cash distributions in the amount of $373,000 and $2,509,000, respectively, from the Kukio Resort Land Development Partnerships after distributing $44,000 and $307,000, respectively, to minority interests.

Barnwell's share of the operating results of its equity affiliates was income of $136,000 and a loss of $97,000 for the three and nine months ended June 30, 2018, respectively, and a loss of $31,000 and income of $2,125,000 for the three and nine months ended June 30, 2017, respectively. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $316,000 as of June 30, 2018, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference is being recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $3,000 and $6,000 for the three and nine months ended June 30, 2018, respectively, and $20,000 for the nine months ended June 30, 2017, increased equity in income of affiliates. There was no basis difference adjustment for the three months ended June 30, 2017.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended June 30,
	2018	2017
Revenue	$3,559,000	$956,000
Gross profit	$1,777,000	$396,000
Net earnings	$841,000	$57,000

	Nine months ended June 30,
	2018	2017
Revenue	$7,348,000	$27,152,000
Gross profit	$3,511,000	$12,346,000
Net earnings	$153,000	$10,119,000

Sale of interest in leasehold land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within approximately 870 acres of the Kaupulehu Lot 4A area by KD I and KD II in two increments (“Increment I” and “Increment II”) (see Note 12).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. During the three and nine months ended June 30, 2018, KD I sold one lot in Increment I for $3,100,000 and Kaupulehu Developments received a percentage of sales payment of $310,000. There were no Increment I percentage of sales payments received in the three and nine months ended June 30, 2017.
With respect to Increment II, Kaupulehu Developments is entitled to receive payments from KD II resulting from the sale of lots and/or residential units by KD II within Increment II. The payments are based on a percentage of gross receipts from KD II's sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II of which the first was sold in fiscal 2016 and second was sold in fiscal 2017. Kaupulehu Developments received a percentage of sales payment of $1,678,000 from the sale of the second lot in the nine months ended June 30, 2017. The remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II.
Kaupulehu Developments is also entitled to receive 50% of distributions otherwise payable from KD II to its members after the members of KD II have received distributions equal to the original basis of capital invested in the project, up to $8,000,000. In fiscal 2017, the members of KD II received cumulative distributions equal to the original basis of capital invested in the project after which Barnwell received $2,500,000 from KD II representing an amount equal to 50% of the distributions KD II made to its members in September 2017, and an additional $1,000,000 was received from KD II in June 2018 under this arrangement, for a cumulative total of $3,500,000 received out of the $8,000,000 maximum. The $1,000,000 received in June 2018 is included in the table below. Kaupulehu Development incurred fees of $137,000 related to this payment which was included in "Accrued operating and other expenses" on the Company's Consolidated Balance Sheet at June 30, 2018 and was paid in July 2018.

The following table summarizes the percentage of sales payment revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$1,310,000	$—	$1,310,000	$1,678,000
Fees - included in general and administrative expenses	(175,000)	—	(175,000)	(260,000)
Proceeds from sale of interest in leasehold land, net of fees paid	$1,135,000	$—	$1,135,000	$1,418,000

Investment in leasehold land interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A. The lease terminates in December 2025.

5.    OIL AND NATURAL GAS PROPERTIES AND ASSET RETIREMENT OBLIGATION

Full cost properties

In October 2017, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its oil and natural gas properties located in the Pouce Coupe area of Alberta, Canada. The sales price per the agreement was adjusted to $79,000 for customary purchase price adjustments to reflect the economic activity from the effective date of May 1, 2017 to the closing date. From Barnwell's net proceeds, $37,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes. No gain or loss was recognized on this sale as it did not result in a significant alteration of the relationship between capitalized costs and proved reserves. Proceeds from the disposition were credited to the full cost pool.

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

The difference in the relationship between capitalized costs and proved reserves of the Red Earth properties sold as compared to the properties retained by Barnwell was significant as there was a 322% difference in capitalized costs divided by proved reserves if the gain was recorded versus the gain being credited against the full-cost pool. Accordingly, Barnwell recorded a gain on the sale of Red Earth of $2,135,000 in the three months ended March 31, 2018 in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X of the rules and regulations of the SEC, which requires an allocation of capitalized costs to the reserves sold and reserves retained on the basis of the relative fair values of the properties as there was a substantial economic difference between the properties sold and those retained. Also included in the gain calculation were asset retirement obligations of $1,666,000 assumed by the purchaser.

Other properties

In February 2018, Barnwell sold its interest in natural gas transmission lines and related surface facilities in the Stolberg area of Alberta, Canada for $120,000, and we recognized a $115,000 gain on the sale for the quarter ended March 31, 2018.

Asset retirement obligation

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

Nine months
ended
June 30, 2018
Asset retirement obligation as of beginning of period	$6,863,000
Obligation incurred on new well drilled	9,000
Liabilities associated with properties sold	(1,752,000)
Revision of estimated obligation	(323,000)
Accretion expense	211,000
Payments	(589,000)
Foreign currency translation adjustment	(200,000)
Asset retirement obligation as of end of period	4,219,000
Less current portion	(410,000)
Asset retirement obligation, long-term	$3,809,000

Asset retirement obligations were reduced by $1,752,000 during the nine months ended June 30, 2018 for those obligations that were assumed by purchasers of certain of Barnwell's oil and natural gas properties.

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

The following tables detail the components of net periodic benefit cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2018	2017	2018	2017	2018	2017
Service cost (credit)	$54,000	$34,000	$10,000	$(5,000)	$—	$—
Interest cost	88,000	78,000	19,000	1,000	19,000	22,000
Expected return on plan assets	(147,000)	(122,000)	—	—	—	—
Amortization of prior service cost (credit)	2,000	2,000	(1,000)	(2,000)	—	—
Amortization of net actuarial loss	25,000	21,000	3,000	(17,000)	2,000	47,000
Net periodic benefit cost	$22,000	$13,000	$31,000	$(23,000)	$21,000	$69,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2018	2017	2018	2017	2018	2017
Service cost	$162,000	$178,000	$30,000	$26,000	$—	$—
Interest cost	266,000	252,000	57,000	42,000	57,000	66,000
Expected return on plan assets	(443,000)	(404,000)	—	—	—	—
Amortization of prior service cost (credit)	5,000	4,000	(4,000)	(4,000)	—	—
Amortization of net actuarial loss	74,000	103,000	10,000	—	8,000	141,000
Net periodic benefit cost	$64,000	$133,000	$93,000	$64,000	$65,000	$207,000

Barnwell contributed $200,000 to the Pension Plan during the nine months ended June 30, 2018 and estimates that it will make further contributions of approximately $300,000 during the remainder of fiscal 2018. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2018 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

7.    INCOME TAXES

The components of loss before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
United States	$(12,000)	$(619,000)	$(2,137,000)	$792,000
Canada	(525,000)	(335,000)	956,000	(954,000)
	$(537,000)	$(954,000)	$(1,181,000)	$(162,000)

The components of the income tax (benefit) provision are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Current	$(60,000)	$(392,000)	$(889,000)	$(740,000)
Deferred	(103,000)	(50,000)	420,000	64,000
	$(163,000)	$(442,000)	$(469,000)	$(676,000)

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

The Tax Cuts and Jobs Act of 2017 (“TCJA”), enacted on December 22, 2017, contains significant changes, including a reduction in the U.S. corporate income tax rate, repeal of the corporate Alternative Minimum Tax (“AMT”), restriction of the deduction for post-TCJA net operating losses to 80% of taxable income and elimination of net operating loss carrybacks, mandatory deemed repatriation and resulting taxation of all undistributed foreign earnings, as well as various other changes that either do not currently have a significant impact to the Company, or that may impact us in the future should those provisions become applicable to the Company. We believe our assessment of the estimated impacts of the TCJA is complete based on information available to date. However, the TCJA makes broad and complex changes to the U.S. tax code and is subject to interpretation until additional guidance is issued by taxation and financial reporting authorities. The ultimate impact of the TCJA may differ from our estimates due to changes in the interpretations and assumptions we used and changes in any future regulatory guidance.

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

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Revenues:
Oil and natural gas	$616,000	$940,000	$2,428,000	$3,490,000
Land investment	1,310,000	—	1,310,000	1,678,000
Contract drilling	1,193,000	360,000	3,051,000	3,346,000
Other	3,000	19,000	73,000	88,000
Total before interest income	3,122,000	1,319,000	6,862,000	8,602,000
Interest income	46,000	21,000	137,000	57,000
Total revenues	$3,168,000	$1,340,000	$6,999,000	$8,659,000
Depletion, depreciation, and amortization:
Oil and natural gas	$121,000	$145,000	$477,000	$672,000
Contract drilling	55,000	69,000	169,000	205,000
Other	11,000	20,000	48,000	65,000
Total depletion, depreciation, and amortization	$187,000	$234,000	$694,000	$942,000
Impairment:
Land investment	$—	$—	$37,000	$—
Other	165,000	—	165,000	—
Total impairment	$165,000	$—	$202,000	$—
Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(49,000)	$175,000	$174,000	$552,000
Land investment	1,310,000	—	1,273,000	1,678,000
Contract drilling	64,000	(302,000)	104,000	534,000
Other	(173,000)	(1,000)	(140,000)	23,000
Gain on sales of assets	—	527,000	2,250,000	527,000
Total operating profit	1,152,000	399,000	3,661,000	3,314,000
Equity in income (loss) of affiliates:
Land investment	136,000	(31,000)	(97,000)	2,125,000
General and administrative expenses	(1,591,000)	(1,345,000)	(4,635,000)	(5,126,000)
Interest income	46,000	21,000	137,000	57,000
(Loss) earnings before income taxes	$(257,000)	$(956,000)	$(934,000)	$370,000

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Foreign currency translation:
Beginning accumulated foreign currency translation	$866,000	$858,000	$1,053,000	$906,000
Change in cumulative translation adjustment before reclassifications	(76,000)	81,000	(263,000)	33,000
Income taxes	—	—	—	—
Net current period other comprehensive (loss) income	(76,000)	81,000	(263,000)	33,000
Ending accumulated foreign currency translation	790,000	939,000	790,000	939,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(2,048,000)	(4,633,000)	(2,111,000)	(4,826,000)
Amortization of net actuarial loss and prior service cost	30,000	51,000	93,000	244,000
Income taxes	—	—	—	—
Net current period other comprehensive income	30,000	51,000	93,000	244,000
Ending accumulated retirement plans benefit cost	(2,018,000)	(4,582,000)	(2,018,000)	(4,582,000)
Accumulated other comprehensive loss, net of taxes	$(1,228,000)	$(3,643,000)	$(1,228,000)	$(3,643,000)

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

In March 2018, Kaupulehu 2007, LLLP entered into a contract for the sale of the residential lot for net proceeds of $1,000,000. Accordingly, the lot's carrying value at March 31, 2018 was adjusted to the amount of the contract currently in escrow, and a $37,000 impairment of the value of the investment held for sale was recognized in the quarter ended March 31, 2018. The sale of the lot closed in August 2018 (see Note 13).

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The estimated fair values of oil and natural gas properties and the asset retirement obligation incurred in the drilling of oil and natural gas wells or assumed in the acquisitions of additional oil and natural gas working interests are based on an estimated discounted cash flow model and market assumptions. The significant Level 3 assumptions used in the calculation of estimated discounted cash flows included future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates.

Barnwell estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements. As further described in Note 5, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are not measured at fair value subsequent to initial recognition.

11.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$3,000	$6,000
Income taxes refunded, net	$(20,000)	$(137,000)
Supplemental disclosure of non-cash investing activities:
Canadian income tax withholding on proceeds from the sale of oil and natural gas properties	$789,000	$—

Capital expenditure accruals related to oil and natural gas exploration and development decreased $152,000 and $199,000 during the nine months ended June 30, 2018 and 2017, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $399,000 and $62,000 during the nine months ended June 30, 2018 and 2017, respectively.

12.    RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots in Increment I from KD I and the sales of lots and/or residential units in Increment II from KD II. Kaupulehu Developments is also entitled to receive 50% of any future distributions otherwise payable from KD II to its members up to $8,000,000, of which $3,500,000 has been received to date (see Note 4). KD I and KD II are part of the Kukio Resort Land Development Partnerships in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage of sales payments and percent of distribution payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort Land Development Partnerships.

During the nine months ended June 30, 2018, Barnwell received $1,310,000 in payments, of which $1,000,000 was related to the 50% of distributions otherwise payable from KD II to its members after the members of KD II received distributions equal to the original basis of capital invested in the project, up to $8,000,000. The remaining $310,000 in payments was due to percentage of sales payments from KD I from the sale of one lot within Increment I. During the nine months ended June 30, 2017, Barnwell received $1,678,000 in percentage of sales payments from KD II from the sale of one lot within Increment II.

13.    SUBSEQUENT EVENTS

In July 2018, the Company entered into a Purchase and Sale Agreement with an independent third party for the purchase of interests in oil and natural gas properties located in the Twining area of Alberta, Canada. The purchase price for Barnwell's interests is approximately $10,500,000, at current Canadian dollar exchange rates, and is subject to customary adjustments to the purchase price at closing, including adjustments to reflect an effective date of sale of July 1, 2018. In accordance with the Purchase and Sale Agreement, Barnwell paid a non-refundable 5% deposit of approximately $525,000.
Certain of the assets which would be conveyed to the Company pursuant to the Purchase and Sale Agreement are subject to third parties' rights of first refusal. If one or more of such third parties exercises their rights of first refusal, the assets being transferred to the Company would be reduced as well as the purchase price to be paid by the Company.

The closing of the transaction is expected to occur in late August 2018. There is no assurance that the transaction will be successfully consummated.

In July 2018, Kaupulehu Developments received a percentage of sales payment of $165,000 from the sale of a lot within Phase II of Increment I. Financial results from the receipt of this payment will be reflected in Barnwell’s year ending September 30, 2018.
In August 2018, Kaupulehu 2007, LLLP, received net proceeds of $1,000,000 from the sale of the remaining residential lot available for sale in Lot 4A of Increment I. Financial results from the receipt of this payment will be reflected in Barnwell’s year ending September 30, 2018.

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

In July 2018, the Company entered into a Purchase and Sale Agreement with an independent third party for the purchase of interests in oil and natural gas properties located in the Twining area of Alberta,

Canada. The purchase price for Barnwell's interests is approximately $10,500,000, at current Canadian dollar exchange rates, and is subject to customary adjustments to the purchase price at closing, including adjustments to reflect an effective date of sale of July 1, 2018. In accordance with the Purchase and Sale Agreement, Barnwell paid a non-refundable 5% deposit of approximately $525,000 to the independent third party seller. Certain of the assets which would be conveyed to the Company pursuant to the Purchase and Sale Agreement are subject to third parties’ rights of first refusal. If one or more of such third parties exercises their rights of first refusal, the assets being transferred to the Company would be reduced as well as the purchase price to be paid by the Company. The closing of the transaction is expected to occur in late August 2018. There is no assurance that the transaction will be successfully consummated.

If the Company successfully closes the Twining area transaction without significant exercises of rights of first refusal by third parties, oil and natural gas reserves, production and cash flows are expected to increase as a result of the acquisition of these new working interests in oil and natural gas properties. However, the use of a significant portion of the Company’s existing cash balance for this investment will generate the need for a significant amount of financing in the form of debt or equity in order to have the working capital necessary to make the capital expenditures needed for the oil and natural gas reserve levels and resulting oil and natural gas production and cash flows that would be sufficient to meet the Company’s ongoing cash needs in the absence of sufficient land investment segment cash inflows. In the absence of sufficient financing or other sources of funds, the Company may be forced to sell assets to meet its ongoing cash needs and may not be able to make the capital expenditures needed to maintain its oil and natural gas reserves, and the aforementioned concerns and unfavorable actions may become relevant and we may not be able to continue as a going concern beyond one year. There can be no assurance that our future financing actions will be successful. Management is not currently able to assess the likelihood or timing of raising capital for future expenditures or acquisitions.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2018. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Impact of Recently Issued Accounting Standards on Future Filings

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. This ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. Subsequent to the issuance of ASU No. 2014-09, the FASB issued additional ASUs related to this revenue guidance. In March 2016, the FASB issued ASU No. 2016-08, “Principal versus Agent Considerations,” which is intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies the implementation guidance on identifying performance obligations and licenses in customer contracts. In May 2016, the FASB issued ASU No. 2016-12, "Narrow-Scope Improvements and Practical Expedients," which addresses completed contracts and contract modifications at transition, noncash consideration, the presentation of sales taxes and other taxes collected from customers, and assessment of collectibility when determining whether a transaction represents a valid contract. In December 2016, the FASB issued ASU No. 2016-20, "Technical Corrections and Improvements to Topic 606," which includes thirteen technical corrections or improvements that affect only narrow aspects of the guidance in ASU No. 2014-09. ASU No. 2014-09 and all of the related ASUs (collectively, "Topic 606") have the same effective date. On July 9, 2015, the FASB deferred the effective date of Topic 606 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Topic 606 permits two methods of adoption: retrospectively to each prior reporting period presented, or the modified retrospective method with the cumulative effect of initially applying the guidance recognized at the date of initial application. Barnwell will adopt Topic 606 on October 1, 2018 and intends to apply the modified retrospective method of transition. Management is well underway in its process to assess the impact of Topic 606 on its financial accounting systems and financial statements of its revenue-earning business segments and continues to develop the changes necessary to implement Topic 606, but has not yet finalized the quantified impact adoption of Topic 606 will have on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. In general, a right-of-use asset and lease obligation will be recorded for leases exceeding a twelve-month term whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. Subsequent to the issuance of ASU No. 2016-02, the FASB issued ASU No. 2018-01, "Land Easement Practical Expedient for Transition to Topic 842," which provides an optional transition practical expedient to not evaluate existing or expired land easements under the new lease standard and ASU No. 2018-10, "Clarifying Pre-Effective Amendments to the Forthcoming Lease Accounting Rules," which provides further clarification on certain guidance within ASU No. 2016-02, "Leases". These ASUs are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, and require the use of the modified retrospective method, which will require adjustment to all comparative periods presented in the consolidated financial statements. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

In February 2018, the FASB issued ASU No. 2018-02, "Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income," which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from TCJA. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell's consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, "Codification Improvements," which provides further clarification to the codification literature. The transition and effective date guidance is based on the facts and circumstances of each amendment within the ASU. Some of the amendments in the ASU do not require transition guidance and will be effective upon issuance of the ASU. Other amendments have transition guidance with effective dates for annual reporting periods beginning after December 15, 2018. The adoption of this update is not expected to have a material impact on Barnwell's consolidated financial statements.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP ("KD I") resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Increment I is an area zoned for approximately 80 single-family lots, of which 22 remained to be sold at June 30, 2018, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

•
The right to receive percentage of sales payments from KD Acquisition II, LLLP ("KD II") resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments is also entitled to receive 50% of distributions otherwise payable from KD II to its members after the members of KD II have received distributions equal to the original basis of capital invested in the project, up to $8,000,000, of which $3,500,000 has been received to date. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed and sold within Increment II by KD II and the remaining acreage within Increment II is not yet under development.

•	An indirect 19.6% non-controlling ownership interest in the Kukio Resort Land Development Partnerships which is comprised of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD

Kaupulehu, LLLP. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KD Kaupulehu, LLLP, which wholly owns KD I and KD II discussed above, is the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell has interests in percentage of sales payments and percentage of future distributions to KD II's members. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of June 30, 2018, 22 lots remained to be sold at Kaupulehu Increment I.

•
Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

2)   Barnwell owns an 80% interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership. Kaupulehu 2007 owned one residential parcel in the Kaupulehu area that was available for sale as of June 30, 2018. The residential parcel was sold in August 2018 (see Note 13 of the Notes to our Condensed Consolidated Financial Statements).

Contract Drilling Segment

Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Results of Operations

Summary

Net loss attributable to Barnwell for the three months ended June 30, 2018 totaled $374,000, a $138,000 increase in operating results from net loss of $512,000 for the three months ended June 30, 2017. The following factors affected the results of operations for the three months ended June 30, 2018 as compared to the prior year period:

•
A $224,000 decrease in oil and natural gas segment operating results, before income taxes, due primarily to a decrease in oil and natural gas production due to sales of oil and natural gas properties in past periods;

•
A $366,000 increase in contract drilling operating results, before income taxes, primarily due to losses in the prior year period on certain water well drilling contracts due to unforeseen difficulties such as significant geological formation issues and well wall subsidences;

•	$1,310,000 in land investment segment revenues, before income taxes, in the current period as compared to none in the prior year period;

•	A $172,000 decrease in other operating results, due primarily to a $165,000 write-off of land inundated by the Kilauea volcano eruption that began in May 2018;

•	A $246,000 increase in general and administrative expenses primarily related to fees associated with the increase in land investment segment revenues; and

•	A $527,000 gain on sale in the prior year period due to the sale of the New York office in May 2017. There was no such gain during the three months ended June 30, 2018.

Barnwell had a net loss of $712,000 for the nine months ended June 30, 2018, a $1,226,000 decrease in operating results from net earnings of $514,000 for the nine months ended June 30, 2017. The following factors affected the results of operations for the nine months ended June 30, 2018 as compared to the prior year period:

•
A $378,000 decrease in oil and natural gas segment operating results, before income taxes, due primarily to the decreased oil and natural gas production due to sales of oil and natural gas properties in the current year period;

•
A $430,000 decrease in contract drilling operating results, before income taxes, primarily due to a high value contract in the prior year period for the plugging and abandonment of two geothermal wells;

•	A $405,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits;

•	A $491,000 decrease in general and administrative expenses primarily as a result of decreased compensation costs and professional fees;

•
A $2,250,000 gain recognized in the current year primarily from the sale of oil properties in the Red Earth area of Alberta, Canada compared to a $527,000 gain recognized in the prior year period due to the sale of the New York office in May 2017; and

•	A $2,222,000 decrease in equity in income from affiliates as a result of decreased Kukio Resort Land Development Partnerships’ operating results.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 4% and 5% in the three and nine months ended June 30, 2018, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar decreased 5% at June 30, 2018, as compared to September 30, 2017. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net (loss) earnings. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2018 was $76,000, a $157,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $81,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2018 was $263,000, a $296,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $33,000 for the same period in the prior year. There were no taxes on other comprehensive loss or income due to foreign currency translation adjustments in the three and nine months ended June 30, 2018 and 2017 due to a full valuation allowance on the related deferred tax asset.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2018	2017	$	%
Natural Gas (Mcf)*	$0.72	$1.84	$(1.12)	(61%)
Oil (Bbls)**	$55.20	$39.05	$16.15	41%
Liquids (Bbls)**	$44.00	$28.00	$16.00	57%

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2018	2017	$	%
Natural Gas (Mcf)*	$1.24	$2.14	$(0.90)	(42%)
Oil (Bbls)**	$49.74	$40.86	$8.88	22%
Liquids (Bbls)**	$42.32	$29.13	$13.19	45%

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2018	2017	Units	%
Natural Gas (Mcf)*	67,000	90,000	(23,000)	(26%)
Oil (Bbls)**	10,000	19,000	(9,000)	(47%)
Liquids (Bbls)**	1,000	1,000	—	—%

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2018	2017	Units	%
Natural Gas (Mcf)*	220,000	293,000	(73,000)	(25%)
Oil (Bbls)**	41,000	64,000	(23,000)	(36%)
Liquids (Bbls)**	3,000	3,000	—	—%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated $49,000 of operating loss before general and administrative expenses in the three months ended June 30, 2018, a decrease in operating results of $224,000 as compared to the $175,000 operating profit before general and administrative expenses generated during the same period of the prior year. The oil and natural gas segment generated $174,000 of operating profit before general and administrative expenses in the nine months ended June 30, 2018, a decrease in operating results of $378,000 as compared to the $552,000 operating profit before general and administrative expenses generated during the same period of the prior year.

Oil and natural gas revenues decreased $324,000 (34%) and $1,062,000 (30%) for the three and nine months ended June 30, 2018, respectively, as compared to the same periods in the prior year, primarily due to decreased oil and natural gas production due to sales of oil and natural gas properties as well as production downtime and shut-ins at various properties that we do not operate, and a decrease in natural gas prices. The impact of the decreases in production and lower natural gas prices were partially offset by higher oil prices for the three and nine months ended June 30, 2018 as compared to the same periods in the prior year.

Oil and natural gas operating expenses decreased $76,000 (12%) and $489,000 (22%) for the three and nine months ended June 30, 2018, respectively, as compared to the same periods in the prior year, primarily as a result of decreased production as described above. Partially offsetting the decrease was the fact that oil and natural gas operating expenses in the prior year periods included equalization credits for previously allocated operating expenses received from non-operated properties and a reduction in the estimated probable remediation costs for a gas migration at one of our non-operated wells for which approximately $200,000 was originally accrued in the prior year quarter and was adjusted down to approximately $23,000 based on updated information from the operator.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive percentage of sales payments from the sales of lots in Increment I from KD I and the sales of lots and/or residential units in Increment II from KD II. Kaupulehu Developments also is entitled to receive 50% of any future distributions otherwise payable from KD II to its members up to $8,000,000, of which $3,500,000 has been received to date. KD I and KD II are land development partnerships in which Barnwell holds an indirect 19.6% non-controlling ownership interest accounted for under the equity method of investment. The percentage of sales payments and percentage of distribution payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort Land Development Partnerships.

The following table summarizes the percentage of sales payment revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2018	2017	2018	2017
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$1,310,000	$—	$1,310,000	$1,678,000
Fees - included in general and administrative expenses	(175,000)	—	(175,000)	(260,000)
Proceeds from the sale of interest in leasehold land, net of fees paid	$1,135,000	$—	$1,135,000	$1,418,000

The Kukio Resort Land Development Partnerships had one lot sale during the three and nine months ended June 30, 2018 and Kaupulehu Developments received a percentage of sales payment in the amount of $310,000 from KD I. In the three and nine months ended June 20, 3018, Kaupulehu Developments received $1,000,000 from KD II which represented an amount equal to 50% of the distributions otherwise payable from KD II to its members after the members of KD II received distributions equal to the original basis of capital invested in the project, up to $8,000,000. During the nine months ended June 30, 2017, KD II sold the second of two large ocean front lots within Increment II for $20,975,000 and Kaupulehu Developments received a percentage of sales payment in the amount of $1,678,000 from KD II representing 8% of the gross sales price of the parcel.

As of June 30, 2018, 22 single-family lots of the 80 lots developed within Increment I remained to be sold. The current remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues increased $833,000 (231%) and contract drilling costs increased $481,000 (81%) for the three months ended June 30, 2018, as compared to the same period in the prior year. The contract drilling segment generated a $64,000 operating profit before general and administrative expenses in the three months ended June 30, 2018, an increase in operating results of $366,000 as compared to the $302,000 operating loss generated during the same period of the prior year.

Contract drilling revenues decreased $295,000 (9%) and contract drilling costs increased $171,000 (7%), respectively, for the nine months ended June 30, 2018, as compared to the same period in the prior year. The contract drilling segment generated a $104,000 operating profit before general and administrative expenses in the nine months ended June 30, 2018, a decrease in operating results of $430,000 as compared to the $534,000 operating profit generated during the same period of the prior year.

The increase in operating results for the three months ended June 30, 2018 as compared to the same period in the prior year was primarily due to losses during the three months ended June 30, 2017 on certain water well drilling contracts due to unforeseen difficulties such as geological formation issues and well wall subsidences. The decrease in operating results for the nine months ended June 30, 2018 as compared to the prior year period was primarily due to work on a higher value contract in the prior year period for the plugging and abandonment of two geothermal wells which was completed as of June 30, 2017. The operating profit in the prior year period from this higher value contract was partially offset by losses on certain water well drilling contracts due to unforeseen difficulties as mentioned above.

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

General and administrative expenses

General and administrative expenses increased $246,000 (18%) for the three months ended June 30, 2018, as compared to the same period in the prior year. The increase was due primarily to a $41,000 increase in compensation costs resulting from an increase in stock appreciation rights, and an increase of $175,000 in professional fees related to the land investment segment proceeds received in the current year period.

General and administrative expenses decreased $491,000 (10%) for the nine months ended June 30, 2018, as compared to the same period in the prior year. The decrease was primarily due to a $379,000 decrease in compensation costs resulting from a decrease in retirement plan expenses, executive bonuses, and stock appreciation rights, a decrease of $85,000 in professional fees related to lower land investment segment proceeds received in the current year period, and a decrease in costs associated with Barnwell's New York office, which was sold in May 2017.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $47,000 (20%) and $248,000 (26%) for the three and nine months ended June 30, 2018, respectively, as compared to the same periods in the prior year, due to decreases in production and the impact of oil and natural gas property sales on the depletion rate in the current year periods. This decrease was partially offset by an increase in the depletion rate for the three and nine months ended June 30, 2018. The depletion rate increased due to a significant decrease in estimated natural gas reserve volumes resulting from the impact of a decline in natural gas prices and a continuing poor outlook for natural gas prices, which in turn has made the future production of natural gas reserves uneconomic at certain of the Company's properties.

Impairment of assets

Impairment of assets was $165,000 and $202,000 for the three and nine months ended June 30, 2018, respectively. There was no impairment of assets for the three and nine months ended June 30, 2017.

In May 2018, the Kilauea volcano on the island of Hawaii erupted in the district of Puna on the eastern part of the island. Lava flows subsequently covered all of the approximately sixteen acres of land in the district of Puna that Barnwell owns. As a result, Barnwell wrote off the entire $165,000 carrying value of the sixteen acres during the three months ended June 30, 2018.

In March 2018, Kaupulehu 2007, LLLP entered into a contract for the sale of the residential lot for net proceeds of $1,000,000. Accordingly, the lot's carrying value at March 31, 2018 was adjusted to the amount of the contract that was in escrow at that time, and a $37,000 impairment of the value of the investment held for sale was recognized in the nine months ended June 30, 2018.

Gain on sales of assets

As a result of the significant impact the sale of Red Earth had on the relationship between capitalized costs and proved reserves of the sold property and retained properties, Barnwell did not credit the sales proceeds to the full cost pool, but instead calculated a gain on the sale of Red Earth of $2,135,000 which was recognized in the quarter ended March 31, 2018, in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X of the rules and regulations of the SEC. Refer to the "Oil and Natural Gas Properties" section below for further information.

Also included in gain on sales of assets for the quarter ended March 31, 2018 is a $115,000 gain on the sale of Barnwell's interest in natural gas transmission lines and related surface facilities in the Stolberg area of Alberta, Canada in February 2018.

During the nine months ended June 30, 2017, the Company's New York office was sold for approximately $2,360,000, net of related costs, resulting in a gain of $527,000, which was recognized in the quarter ended June 30, 2017.

Equity in income (loss) of affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $136,000 during the three months ended June 30, 2018, as compared to allocated losses of $31,000 during the three months ended June 30, 2017. The allocated income for the three months ended June 30, 2018 was due to one lot sale in Increment I, whereas there were no lots sold during the three months ended June 30, 2017.

Barnwell was allocated partnership losses of $97,000 during the nine months ended June 30, 2018, as compared to allocated income of $2,125,000 during the nine months ended June 30, 2017. The decrease in the allocated partnership income is due to the investee partnerships' sale of the second of two large ocean front parcels in Kaupulehu Increment II for $20,975,000 in December 2016.

Income taxes

Barnwell’s effective consolidated income tax rate for the three and nine months ended June 30, 2018, after adjusting (loss) earnings before income taxes for non-controlling interests, was 30% and 40%, respectively, as compared to 46% and 417% for the three and nine months ended June 30, 2017, respectively.
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

The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017. The TCJA includes various changes to the tax law, including a permanent reduction in the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018 and a repeal of the corporate alternative minimum tax ("AMT"). The Company’s U.S. federal statutory rate for the fiscal year ending September 30, 2018 will be a blended rate of 24.5%, based on a fiscal year blended rate calculation of pre- and post-TJCA rates, and will be 21% for future fiscal years. There was no financial statement impact of the TCJA’s reduction in the U.S. statutory tax rate in the nine months ended June 30, 2018 as the Company has a full valuation allowance on its net deferred tax assets under U.S. federal tax law. The repeal of the corporate AMT provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the new TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $460,000 in the nine months ended June 30, 2018.

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

Net earnings attributable to non-controlling interests for the three months ended June 30, 2018 totaled $280,000, as compared to net loss attributable to non-controlling interests of $2,000 for the same period in the prior year. The $282,000 increase is due primarily to an increase in land investment segment proceeds received and Kukio Land Development Partnership income allocated to non-controlling interests in the current year period as compared to the same period in the prior year.

Net earnings attributable to non-controlling interests for the nine months ended June 30, 2018 totaled $247,000, as compared to net earnings attributable to non-controlling interests of $532,000 for the same period in the prior year. The decrease of $285,000 is due to a decrease in land investment segment proceeds received and Kukio Land Development Partnership operating results in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At June 30, 2018, Barnwell had $19,639,000 in working capital.

Cash Flows

Cash flows used in operations totaled $4,321,000 for the nine months ended June 30, 2018, as compared to cash flows used in operations of $1,830,000 for the same period in the prior year. The following factors affected the $2,491,000 decrease in operating cash flows for the nine months ended June 30, 2018, as compared to the prior year:

•	A $2,164,000 distribution of income received from the Kukio Resort Land Development Partnerships in the prior year period whereas there was no such distribution in the current year period;

•
Decreases in oil and natural gas and contract drilling margins before depreciation and income taxes, respectively. The oil and natural gas margin decreased primarily due to the decreased oil and natural gas production due to sales of oil and natural gas properties. The contract drilling margin decreased primarily due to a high value contract in the prior year period for the plugging and abandonment of two geothermal wells, whereas there was no such high value contract in the current year period; and

•	The impacts above were partially offset by a lower decrease from changes in working capital in the current year period compared to the prior year period.

Cash flows provided by investing activities totaled $2,482,000 during the nine months ended June 30, 2018, as compared to cash flows provided by investing activities of $2,570,000 during the same period of the prior year. The $88,000 decrease in investing cash flows was primarily due to a $235,000 decrease in the distribution of capital received from the Kukio Resort Land Development Partnerships received in the current year period as compared to the prior year period, a $489,000 decrease in percentage of sales proceeds received, net of commission fees paid, in the current year period as compared to the prior year period, a $2,360,000 decrease in net proceeds from the sale of assets due to the New York office being sold in the prior year period, and a $468,000 decrease in net proceeds from the sale of certain oil and natural gas properties in the current year period compared to the prior year period. These items were partially offset an increase of $3,433,000 in net proceeds from certificates of deposit in the current year period compared to the prior year period.

Net cash used in financing activities totaled $594,000 for the nine months ended June 30, 2018, as compared to $239,000 during the same period of the prior year. The $355,000 change in financing cash flows was due to a $23,000 decrease in distributions to non-controlling interests in the current year period as compared to the prior year period, and a $372,000 release of restricted cash during the prior year period.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $121,000 and $321,000 for the three and nine months ended June 30, 2018, respectively, as compared to $35,000 and $299,000 for the same periods in the prior year. Barnwell expects to make approximately $10,500,000 in investments in oil and natural gas properties for the remainder of fiscal 2018 (see Note 13 of the Notes to our Condensed Consolidated Financial Statements). This estimate may change depending on whether or not third parties exercise their rights of first refusal related to Barnwell's purchase of interest in oil and natural gas properties located in the Twining area of Alberta, Canada, and as dictated by management’s assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Properties

In October 2017, Barnwell entered into a Purchase and Sale Agreement with an independent third party and sold its oil and natural gas properties located in the Pouce Coupe area of Alberta, Canada. The sales price per the agreement was adjusted to $79,000 for customary purchase price adjustments to reflect the economic activity from the effective date of May 1, 2017 to the closing date. From Barnwell's net proceeds, $37,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes.

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada to two separate independent third parties. The sales prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of October 1, 2017 to the closing date, for a combined adjusted sales price of $1,360,000. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment. Barnwell recorded a gain on the sale of Red Earth of $2,135,000 in the quarter ended March 31, 2018, which included asset retirement obligations of $1,666,000 assumed by the purchaser. From Barnwell's net proceeds, $752,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes. Net oil production from these properties was approximately 23,000 Bbls, or approximately 16% of total net production, for the year ended September 30, 2017. As of September 30, 2017, estimated net proved oil reserve volumes associated with these properties was 104,000 Bbls, or approximately 11% of the total reserve volumes at that date.

In July 2018, the Company entered into a Purchase and Sale Agreement with an independent third party for the purchase of interests in oil and natural gas properties located in the Twining area of Alberta, Canada. The purchase price for Barnwell's interests is approximately $10,500,000 and is subject to customary adjustment to the purchase price at closing. Certain of the assets which would be conveyed to the Company pursuant to the Purchase and Sales Agreement are subject to third parties' rights of first refusal. If one or more of such third parties exercises their rights of first refusal, the assets being transferred to the Company would be reduced as well as the purchase price to be paid by the Company (see Note 13 of the Notes to our Condensed Consolidated Financial Statements).

Asset Retirement Obligation

In July 2014, the Alberta Energy Regulator introduced an Inactive Well Compliance Program which resulted in the acceleration of expenditures to reactivate, suspend and/or abandon long-term inactive wells. Under the program all inactive wells that were non-compliant as of April 1, 2015 need to be brought into compliance by the operator within five years, in increments of not less than 20 percent per year. Barnwell has only two remaining wells to bring into compliance over the final two years of the program. The impact of this program was incorporated into Barnwell's estimate of its asset retirement obligations beginning in fiscal 2014. At June 30, 2018, the current portion of the asset retirement obligation was $410,000.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of June 30, 2018, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2018 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 13, 2018	/s/ Russell M. Gifford
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