Form 10-Q
period 2018-12-31
BARNWELL INDUSTRIES INC
filed 2019-02-13
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2018
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No
As of February 8, 2019 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,098,000	$5,965,000
Certificates of deposit	—	741,000
Accounts and other receivables, net of allowance for doubtful accounts of: $40,000 at December 31, 2018; $42,000 at September 30, 2018	1,465,000	1,965,000
Income taxes receivable	1,503,000	2,461,000
Other current assets	1,765,000	950,000
Total current assets	10,831,000	12,082,000
Income taxes receivable, net of current portion	460,000	429,000
Asset for retirement benefits	865,000	848,000
Investments	1,177,000	1,608,000
Property and equipment	70,241,000	73,010,000
Accumulated depletion, depreciation, and amortization	(56,896,000)	(56,599,000)
Property and equipment, net	13,345,000	16,411,000
Total assets	$26,678,000	$31,378,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,604,000	$1,191,000
Accrued capital expenditures	156,000	232,000
Accrued compensation	495,000	568,000
Accrued operating and other expenses	957,000	1,140,000
Current portion of asset retirement obligation	554,000	444,000
Other current liabilities	452,000	54,000
Total current liabilities	4,218,000	3,629,000
Deferred rent	129,000	107,000
Liability for retirement benefits	4,463,000	4,410,000
Asset retirement obligation	6,446,000	6,678,000
Deferred income tax liabilities	239,000	315,000
Total liabilities	15,495,000	15,139,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at December 31, 2018 and September 30, 2018	4,223,000	4,223,000
Additional paid-in capital	1,350,000	1,350,000
Retained earnings	8,673,000	13,253,000
Accumulated other comprehensive loss, net	(910,000)	(514,000)
Treasury stock, at cost: 167,900 shares at December 31, 2018 and September 30, 2018	(2,286,000)	(2,286,000)
Total stockholders' equity	11,050,000	16,026,000
Non-controlling interests	133,000	213,000
Total equity	11,183,000	16,239,000
Total liabilities and equity	$26,678,000	$31,378,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2018	2017
Revenues:
Oil and natural gas	$1,232,000	$953,000
Contract drilling	1,163,000	842,000
Sale of interest in leasehold land	165,000	—
Gas processing and other	35,000	61,000
	2,595,000	1,856,000
Costs and expenses:
Oil and natural gas operating	1,337,000	658,000
Contract drilling operating	1,316,000	821,000
General and administrative	1,548,000	1,481,000
Depletion, depreciation, and amortization	819,000	280,000
Impairment of assets	2,170,000	—
Interest expense	4,000	—
	7,194,000	3,240,000
Loss before equity in loss of affiliates and income taxes	(4,599,000)	(1,384,000)
Equity in loss of affiliates	(79,000)	(153,000)
Loss before income taxes	(4,678,000)	(1,537,000)
Income tax benefit	(105,000)	(503,000)
Net loss	(4,573,000)	(1,034,000)
Less: Net earnings (loss) attributable to non-controlling interests	27,000	(17,000)
Net loss attributable to Barnwell Industries, Inc.	$(4,600,000)	$(1,017,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.56)	$(0.12)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended December 31,
	2018	2017
Net loss	$(4,573,000)	$(1,034,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(413,000)	(6,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	17,000	24,000
Total other comprehensive (loss) income	(396,000)	18,000
Total comprehensive loss	(4,969,000)	(1,016,000)
Less: Comprehensive income (loss) attributable to non-controlling interests	27,000	(17,000)
Comprehensive loss attributable to Barnwell Industries, Inc.	$(4,996,000)	$(999,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended December 31, 2018 and 2017
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2017	8,277,160	$4,223,000	$1,350,000	$15,023,000	$(1,058,000)	$(2,286,000)	$931,000	$18,183,000
Distributions to non-controlling interests	—	—	—	—	—	—	(506,000)	(506,000)
Net loss	—	—	—	(1,017,000)	—	—	(17,000)	(1,034,000)
Share-based compensation	—	—	1,000	—	—	—	—	1,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(6,000)	—	—	(6,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	24,000	—	—	24,000
Balance at December 31, 2017	8,277,160	$4,223,000	$1,351,000	$14,006,000	$(1,040,000)	$(2,286,000)	$408,000	$16,662,000

Balance at September 30, 2018	8,277,160	$4,223,000	$1,350,000	$13,253,000	$(514,000)	$(2,286,000)	$213,000	$16,239,000
Cumulative impact from the adoption of ASU No. 2014-09	—	—	—	20,000	—	—	—	20,000
Distributions to non-controlling interests	—	—	—	—	—	—	(107,000)	(107,000)
Net (loss) earnings	—	—	—	(4,600,000)	—	—	27,000	(4,573,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(413,000)	—	—	(413,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	17,000	—	—	17,000
Balance at December 31, 2018	8,277,160	$4,223,000	$1,350,000	$8,673,000	$(910,000)	$(2,286,000)	$133,000	$11,183,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(4,573,000)	$(1,034,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in loss of affiliates	79,000	153,000
Depletion, depreciation, and amortization	819,000	280,000
Impairment of assets	2,170,000	—
Retirement benefits expense	54,000	59,000
Accretion of asset retirement obligation	150,000	96,000
Income tax receivable, noncurrent	(31,000)	(460,000)
Deferred rent liability	22,000	22,000
Deferred income tax (benefit) expense	(72,000)	70,000
Asset retirement obligation payments	(33,000)	(436,000)
Share-based compensation (benefit) expense	(24,000)	17,000
Retirement plan contributions and payments	(2,000)	(5,000)
Sale of interest in leasehold land, net of fees paid	(124,000)	—
Increase (decrease) from changes in current assets and liabilities	567,000	(549,000)
Net cash used in operating activities	(998,000)	(1,787,000)
Cash flows from investing activities:
Purchases of certificates of deposit	—	(992,000)
Proceeds from the maturity of certificates of deposit	741,000	248,000
Net proceeds (fees paid on) from sale of interest in leasehold land	124,000	(343,000)
Distribution from equity investees in excess of earnings	352,000	—
Proceeds from sale of oil and natural gas assets	633,000	35,000
Payments to acquire oil and natural gas properties	(355,000)	—
Capital expenditures - oil and natural gas	(108,000)	(147,000)
Capital expenditures - all other	(96,000)	(18,000)
Net cash provided by (used in) investing activities	1,291,000	(1,217,000)
Cash flows from financing activities:
Distributions to non-controlling interests	(107,000)	(506,000)
Net cash used in financing activities	(107,000)	(506,000)
Effect of exchange rate changes on cash and cash equivalents	(53,000)	(7,000)
Net increase (decrease) in cash and cash equivalents	133,000	(3,517,000)
Cash and cash equivalents at beginning of period	5,965,000	16,281,000
Cash and cash equivalents at end of period	$6,098,000	$12,764,000

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

Undivided interests in oil and natural gas exploration and production joint ventures are consolidated on a proportionate basis. Barnwell’s investments in both unconsolidated entities in which a significant, but less than controlling, interest is held and in variable interest entities in which the Company is not deemed to be the primary beneficiary are accounted for by the equity method.

Unless otherwise indicated, all references to “dollars” in this Form 10-Q are to U.S. dollars.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2018 Annual Report on Form 10-K. The Condensed Consolidated Balance Sheet as of September 30, 2018 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2018, results of operations, comprehensive loss, equity and cash flows for the three months ended December 31, 2018 and 2017, have been made. The results of operations for the period ended December 31, 2018 are not necessarily indicative of the operating results for the full year.

Use of Estimates in the Preparation of Condensed Consolidated Financial Statements

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management of Barnwell to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates. Significant assumptions are required in the valuation of deferred tax assets, asset retirement obligations, share-based payment arrangements, obligations for retirement plans, contract drilling estimated costs to complete, proved oil and natural gas reserves, and the carrying value of other assets, and such assumptions may impact the amount at which such items are recorded.

Revenue Recognition

On October 1, 2018, the Company adopted Accounting Standards Updates (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) using the modified retrospective method applied to all contracts. Results for reporting periods beginning October 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded an adjustment to retained earnings on October 1, 2018 due to the cumulative impact of adopting Topic 606. See Note 7 “Revenue from Contracts with Customers” for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to revenue recognition discussed below.

Barnwell operates in and derives revenue from the following three principal business segments:

•	Oil and Natural Gas Segment - Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada.

•	Land Investment Segment - Barnwell invests in land interests in Hawaii.

•	Contract Drilling Segment - Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

Oil and Natural Gas - Barnwell’s investments in oil and natural gas properties are located in Alberta, Canada. These property interests are principally held under governmental leases or licenses. Barnwell sells the large majority of its oil, natural gas and natural gas liquids production under short-term contracts between itself and marketers based on prices indexed to market prices and recognizes revenue at a point in time when the oil, natural gas and natural gas liquids are delivered, as this is where Barnwell’s performance obligation is satisfied and title has passed to the customer. Under Topic 606, there were no changes to revenue recognition for the Oil and Natural Gas segment.

Land Investment - Barnwell is entitled to receive contingent residual payments from the entities that previously purchased Barnwell’s land investment interests under contracts entered into in prior years. The residual payments under those contracts become due when the entities sell lots and/or residential units in the areas that were previously sold under the aforementioned contracts or when a preferred payment threshold is achieved. Prior to the adoption of Topic 606, the payments received by Barnwell were deemed contingent revenues under the full accrual method and were recognized as revenues when payment is assured, which was generally when a lot sale occurred or the preferred payments were made. The adoption of Topic 606 did not fundamentally change the way Barnwell recognizes these contingent residual revenue payments due primarily to the variable consideration constraint provision of Topic 606, whereby the constraint is removed only when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. As such, there were no significant changes to revenue recognition for the Land Investment segment under Topic 606.

Contract Drilling - Through fixed price contracts which are normally less than twelve months in duration, Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Under the Topic 606 requirements, Barnwell recognizes revenue from well drilling or the installation of pumps over time based on total costs incurred on the projects relative to the total expected costs to satisfy the performance obligation as management believes this is an accurate representation of the percentage of completion as control is continuously transferred to the customer. Uninstalled materials, which typically consists of well casing or pumps, are excluded in the costs-to-costs calculation for the duration of the contract as including these costs would result in a distortion of progress towards satisfaction of the performance obligation due to the resulting cumulative catch-up in margin in a single period. An equal amount of cost and revenue is recorded when uninstalled materials are controlled by the customer, which is typically when Barnwell has the right to payment for the materials and when the materials are delivered to the customer’s site or location and such materials have been accepted by the customer. Uninstalled materials are held in inventory and included in “Other current assets” on the Company’s Condensed Consolidated Balance Sheets until control is transferred to the customer. When the estimate on a contract indicates a loss, Barnwell records the entire estimated loss in the period the loss becomes known.

Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the costs incurred to date to total estimated costs at completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for these contracts is such that refinements of the estimating process for changing conditions and new developments may occur and are characteristic of the process. Many factors can and do change during a contract performance obligation period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs, among others. These factors may result in revisions to costs and income and are recognized in the period in which the revisions become known. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.

Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, we prepare updated estimates that may impact the cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including any unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Changes in the cost estimates can have a material impact on our consolidated financial statements and are reflected in the results of operations when they become known.

To the extent a contract is deemed to have multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.

Billings in excess of costs and estimated earnings represent advanced billings on certain drilling and pump contracts and are included in “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheets. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable, but yet not invoiced, and are included in “Other current assets” on the Company’s Condensed Consolidated Balance Sheets.

Significant Accounting Policies

Other than the change to Barnwell's “Revenue Recognition” policy noted above, there have been no other changes to Barnwell’s significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s most recently filed Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The impacts of Topic 606 on Barnwell are described in the “Revenue Recognition” accounting policy noted above as well as Note 7.

In January 2016, the FASB issued ASU No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities," which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The Company adopted the provisions of this ASU effective October 1, 2018. The adoption of this update did not have an impact on Barnwell's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. The Company adopted the provisions of this ASU effective October 1, 2018. The adoption of this update did not have an impact on Barnwell's consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which provides guidance on recognition of current income tax consequences for intra-entity asset transfers (other than inventory) at the time of transfer. This represents a change from current GAAP, where the consolidated tax consequences of intra-entity asset transfers are deferred until the transferred asset is sold to a third party or otherwise recovered through use. The Company adopted the provisions of this ASU effective October 1, 2018. The adoption of this update did not have an impact on Barnwell's consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows - Restricted Cash," which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statement of cash flows. The Company adopted the provisions of this ASU effective October 1, 2018. The adoption of this update did not have an impact on Barnwell's consolidated financial statements as Barnwell did not have restricted cash at the time of adoption.

In February 2017, the FASB issued ASU No. 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets,” which clarifies the scope of Subtopic 610-20 and adds guidance for partial sales of nonfinancial assets. The Company adopted the provisions of this ASU effective October 1, 2018. The adoption of this update did not have an impact on Barnwell's consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers to report the service cost component separate from the other components of net pension benefit costs. The changes to the standard require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The Company adopted the provisions of this ASU effective October 1, 2018. The adoption of this update changed the disclosure of net pension benefit costs in Note 5.

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation - Scope of Modification Accounting,” which provides clarification on when modification accounting should be used for changes to the terms or conditions of a share-based payment award. The Company adopted the provisions of this ASU effective October 1, 2018. The adoption of this update did not have an impact on Barnwell's consolidated financial statements.

Impact of Pending Adoption of Significant Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. In general, a right-of-use asset and lease obligation will be recorded for leases exceeding a twelve-month term whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. Subsequent to the issuance of ASU No. 2016-02, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional transition practical expedient to not evaluate existing or expired land easements under the new lease standard, ASU No. 2018-10, “Clarifying Pre-Effective Amendments to the Forthcoming Lease Accounting Rules,” which provides further clarification on certain guidance within ASU No. 2016-02, “Leases,” and ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements,” which allows for a transitional method of adopting the new lease standard. These ASUs are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, and allow for the use of either a full retrospective approach for all periods presented in the period of adoption, or a modified retrospective transition approach. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

2.    LOSS PER COMMON SHARE

Basic loss per share is computed using the weighted-average number of common shares outstanding for the period. Diluted loss per share is calculated using the treasury stock method to reflect the assumed issuance of common shares for all potentially dilutive securities, which consist of outstanding stock options. Potentially dilutive shares are excluded from the computation of diluted loss per share if their effect is anti-dilutive.

Options to purchase 318,750 and 493,750 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2018 and 2017, respectively, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended December 31, 2018
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(4,600,000)	8,277,160	$(0.56)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(4,600,000)	8,277,160	$(0.56)

	Three months ended December 31, 2017
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,017,000)	8,277,160	$(0.12)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,017,000)	8,277,160	$(0.12)

3.    INVESTMENTS

A summary of Barnwell’s non-current investments is as follows:

	December 31, 2018	September 30, 2018
Investment in Kukio Resort Land Development Partnerships	$1,127,000	$1,558,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total non-current investments	$1,177,000	$1,608,000

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP ("KKM"), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP ("KDK") for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I (“Increment I”), and KD II is the developer of Kaupulehu Lot 4A Increment II (“Increment II”). Barnwell's ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 19 lots remain to be sold at Increment I as of December 31, 2018, as well as from commissions on real estate sales by the real estate sales office.

During the three months ended December 31, 2018, Barnwell received net cash distributions in the amount of $314,000 from the Kukio Resort Land Development Partnerships after distributing $38,000 to non-controlling interests. There were no cash distributions from the Kukio Resort Land Development Partnership for the three months ended December 31, 2017.

Barnwell has the right to receive distributions from its non-controlling interest in KKM in proportion to its partner capital sharing ratio of 34.45%. Barnwell is entitled to a 100% preferred return up to $1,000,000 from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. With the distribution in the three months ended December 31, 2018, cumulative distributions from the Kukio Resort Land Development Partnerships totaled $45,000,000. Because we have no control over the distributions from the Kukio Resort Land Development Partnerships and the ability of the Kukio Resort Land Development Partnerships to make such distributions is dependent upon their future sales of lots, we have not recorded any estimated potential preferred return from KKM in our equity in income to date. However, if sufficient distributions are made by the Kukio Resort Land Development Partnerships in the future, Barnwell will have equity in income of affiliates for the recognition of the preferred return. There is no assurance that any future distributions and resulting preferred returns will occur.
Equity in loss of affiliates was $79,000 and $153,000 for the three months ended December 31, 2018 and 2017, respectively. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $313,000 as of December 31, 2018, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $1,000 and $3,000, for the three months ended December 31, 2018 and 2017, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort Land Development partnerships is as follows:

	Three months ended December 31,
	2018	2017
Revenue	$1,948,000	$1,560,000
Gross profit	$646,000	$686,000
Net loss	$(158,000)	$(503,000)

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 12).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. During the three months ended December 31, 2018, one single-family lot in Increment I was sold bringing the total amount of gross proceeds from single-family lot sales through December 31, 2018 to $216,400,000. As of December 31, 2018, 19 single-family lots, of the 80 lots developed within Increment I, remained to be sold.

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

Kaupulehu Developments is also entitled to receive 50% of distributions otherwise payable from KD II to its members after the members of KD II have received distributions equal to the original basis of capital invested in the project, up to $8,000,000. As of December 31, 2018, a cumulative total of $3,500,000 was received from KD II under this arrangement, out of the $8,000,000 maximum. The arrangement also includes the rights to three single-family residential lots in Phase 2 of Increment II when developed, at no cost to Barnwell, with a commitment by Barnwell to begin to construct a residence upon each lot within six months of transfer. These lots were not yet developed as of December 31, 2018.

The following table summarizes Increment I and Increment II revenues from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2018	2017
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$165,000	$—
Fees - included in general and administrative expenses	(20,000)	—
Sale of interest in leasehold land, net of fees	$145,000	$—

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

4.    OIL AND NATURAL GAS PROPERTIES

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

During the quarter ended December 31, 2018, Barnwell acquired additional working interests in oil and natural gas properties located in the Wood River and Twining areas of Alberta, Canada for cash consideration of $355,000. The purchase price per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment.

The $633,000 of proceeds from sale of oil and gas properties included in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2018 represents the refund of income taxes previously withheld from what otherwise would have been proceeds on prior years' oil and gas property sales.

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell's net capitalized costs exceeded the ceiling limitations at December 31, 2018. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,170,000 during the three months ended December 31, 2018.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. Based on the 12-month rolling average first-day-of-the-month prices for January and February 2019, it is reasonably possible that we will incur a further ceiling test impairment in the Company's second quarter ending March 31, 2019. The Company is currently unable to estimate a range of the amount of any potential future reduction in carrying value as variables that impact the ceiling limitation are dependent upon actual results through the end of March 2019.

5.    RETIREMENT PLANS

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

The following table details the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2018	2017	2018	2017	2018	2017
Service cost	$50,000	$53,000	$9,000	$6,000	$—	$—
Interest cost	93,000	89,000	21,000	15,000	25,000	19,000
Expected return on plan assets	(161,000)	(147,000)	—	—	—	—
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	(1,000)	—	—
Amortization of net actuarial loss	3,000	21,000	1,000	—	13,000	3,000
Net periodic benefit (income) cost	$(14,000)	$17,000	$30,000	$20,000	$38,000	$22,000

The components of net periodic benefit (income) cost, including service cost, are included in “General and administrative” expenses in the Company's Condensed Consolidated Statements of Operations.

Barnwell estimates that it will make approximately $150,000 in contributions to the Pension Plan during fiscal 2019. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2019 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

6.    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows

	Three months ended December 31,
	2018	2017
United States	$(1,124,000)	$(1,143,000)
Canada	(3,581,000)	(377,000)
	$(4,705,000)	$(1,520,000)

The components of the income tax benefit are as follows:

	Three months ended December 31,
	2018	2017
Current	$(33,000)	$(573,000)
Deferred	(72,000)	70,000
	$(105,000)	$(503,000)

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

The repeal of the corporate Alternative Minimum Tax ("AMT") by the Tax Cuts and Jobs Act of 2017 (“TCJA”), enacted on December 22, 2017, provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the new TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $460,000 in the quarter ended December 31, 2017 to reflect the undiscounted unused AMT credit carryover balance as a non-current income tax receivable. There was no significant impact of the TCJA during the quarter ended December 31, 2018. Respective portions of this balance will be reclassified to current income taxes receivable when amounts are eligible for refund within one year of the balance sheet date.

7.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Adoption
On October 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to all contracts. Results for operating periods beginning October 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Changes in other current assets and other current liabilities are primarily due to Topic 606's required treatment for the contract drilling segment's uninstalled materials and the related impact on billings in excess of costs and estimated earnings, which is now referred to as contract liabilities. Additionally, the Company recorded a net increase to beginning retained earnings of $20,000 as of October 1, 2018 due to the cumulative impact of adopting Topic 606, as detailed below. The increase to beginning retained earnings was due entirely to the impact of adoption of Topic 606 on the contract drilling business segment.

	October 1, 2018
	Pre-606 Balances	606 Adjustments	Adjusted Balances
ASSETS
Current assets:
Accounts and other receivables, net of allowance for doubtful accounts	$1,965,000	$(308,000)	$1,657,000
Other current assets	950,000	687,000	1,637,000
LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	54,000	359,000	413,000
Equity:
Retained earnings	13,253,000	20,000	13,273,000

In accordance with Topic 606, the disclosure of the impact of adoption to the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets was as shown below. There were no impacts to the oil and natural gas or land investment segments.

	Three months ended December 31, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of Topic 606	Effect of change increase (decrease)
Revenues:
Contract drilling	$1,163,000	$741,000	$422,000
Costs and expenses:
Contract drilling operating	1,316,000	893,000	423,000
Loss before equity in loss of affiliates and income taxes	(4,599,000)	(4,598,000)	(1,000)
Loss before income taxes	(4,678,000)	(4,677,000)	(1,000)
Net loss	(4,573,000)	(4,572,000)	(1,000)
Less: Net earnings attributable to non-controlling interests	27,000	27,000	—
Net loss attributable to Barnwell Industries, Inc. stockholders	$(4,600,000)	$(4,599,000)	$(1,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.56)	$(0.56)	$—

	December 31, 2018
	Impact of changes in accounting policies
	As Reported	Balances without adoption of Topic 606	Effect of change increase (decrease)
ASSETS
Current assets:
Accounts and other receivables, net of allowance for doubtful accounts	$1,465,000	$1,819,000	$(354,000)
Other current assets	1,765,000	1,031,000	734,000
LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	452,000	91,000	361,000
Equity:
Retained earnings	8,673,000	8,654,000	19,000

The impact in revenue recognition due to the adoption of Topic 606 is primarily from the timing of revenue recognition for uninstalled materials. Refer to Note 1 “Summary of Significant Accounting Policies” for a summary of the Company’s significant policies for revenue recognition.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three months ended December 31, 2018.

	Three months ended December 31, 2018
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$896,000	$—	$—	$—	$896,000
Natural gas	162,000	—	—	—	162,000
Natural gas liquids	174,000	—	—	—	174,000
Drilling and pump	—	1,163,000	—	—	1,163,000
Contingent residual payments	—	—	165,000	—	165,000
Other	—	—	—	14,000	14,000
Total revenues before interest income	$1,232,000	$1,163,000	$165,000	$14,000	$2,574,000
Geographical regions:
United States	$—	$1,163,000	$165,000	$—	$1,328,000
Canada	1,232,000	—	—	14,000	1,246,000
Total revenues before interest income	$1,232,000	$1,163,000	$165,000	$14,000	$2,574,000
Timing of revenue recognition:
Goods transferred at a point in time	$1,232,000	$—	$165,000	$14,000	$1,411,000
Services transferred over time	—	1,163,000	—	—	1,163,000
Total revenues before interest income	$1,232,000	$1,163,000	$165,000	$14,000	$2,574,000

Contract Balances
The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	October 1, 2018	December 31, 2018
Accounts receivables from contracts with customers	$1,245,000	$1,074,000
Contract assets	267,000	405,000
Contract liabilities	400,000	441,000

Accounts receivables from contracts with customers are included in "Accounts and other receivables, net of allowance for doubtful accounts," and contract assets, which includes costs and estimated earnings in excess of billings and retainage, are included in “Other current assets.” Contract liabilities, which includes billings in excess of costs and estimated earnings are included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Retainage, included in contract assets, represents amounts due from customers, but where payments are withheld contractually until certain construction milestones are met. Amounts retained typically range from 5% to 10% of the total invoice, up to contractually-specified maximums. The Company classifies as a current asset those retainages that are expected to be collected in the next twelve months.

Contract assets represent the Company’s rights to consideration in exchange for services transferred to a customer that have not been billed as of the reporting date. The Company’s rights are generally unconditional at the time its performance obligations are satisfied.

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of December 31, 2018, the Company had $441,000 included in “Other current liabilities” on the Condensed Consolidated Balance Sheets for those performance obligations expected to be completed in the next twelve months.

The change in contract assets and liabilities was due primarily to normal business operations. For the quarter ended December 31, 2018, the Company recognized revenue of $21,000 that was previously included in the beginning balance of contract liabilities. Changes in contract liabilities are also driven by reclassifications to or from contract assets as a result of differences in the timing of current period revenue recognition and customer billings.

Contracts are sometimes modified for a change in scope or other requirements. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Most of the Company’s contract modifications are for goods and services that are not distinct from the existing performance obligations. The effect of a contract modification on the transaction price, and the measure of progress for the performance obligation to which it relates, is recognized as an adjustment to revenue (either as an increase or decrease) on a cumulative catchup basis.

The Company elected to utilize the modified retrospective transition practical expedient which allows the Company to evaluate the impact of contract modifications as of the adoption date rather than evaluating the impact of the modifications at the time they occurred prior to the adoption date. Given the nature of our typical contract modifications, which are generally limited to contract price change orders and extensions of time, the effect of the use of this practical expedient is not estimated to be significant.

Performance Obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Topic 606. Performance obligations are satisfied as of a point in time or over time and are supported by contracts with customers.

The Company's contract drilling segment recognizes revenues over time. For most of the Company’s well drilling and pump installation and repair contracts, there are multiple promises of good or services. Typically, the Company provides a significant service of integrating a complex set of tasks and components such as site preparation, well drilling/pump installation, and testing for a project contract. The bundle of goods and services are provided to deliver one output for which the customer has contracted. In these cases, the Company considers the bundle of goods and services to be a single performance obligation. If the contract is separated into more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation.

For the oil and natural gas segment, revenues are recognized at a point in time and the performance obligation is considered satisfied when oil, natural gas and natural gas liquids are delivered and control has passed to the customer. This is generally at the time the customer obtains legal title to the product and when it is physically transferred to the contractual delivery point. For the land investment segment, which recognizes revenues at a point in time, the performance obligation is considered satisfied when the contingent residual payment revenue recognition criteria has been met and we release any previously retained right to such contingent residual payment.

There are no significant or unusual payment terms related to Barnwell’s oil and natural gas or land investment segments. For Barnwell’s contract drilling segment, customer contracts determine payment terms which typically allow for progress payments and 5% to 10% retainage. For the contract drilling contracts, Barnwell typically serves as the principal and records related revenue and expenses on a gross basis. In the unusual circumstances where Barnwell acts as an agent, the related revenues and expenses are recognized on a net basis. Barnwell does not typically provide extended warranties on well drilling or pump contracts beyond the normal assurance-type warranties that the product complies with agreed upon specifications.

For oil and natural gas contracts, Barnwell evaluates its arrangements with third parties and partners to determine if the Company acts as the principal or as an agent. In making this evaluation, management considers if Barnwell retains control of the product being delivered to the end customer. As part of this assessment, management considers whether the Company retains the economic benefits associated with the good being delivered to the end customer. Management also considers whether the Company has the primary responsibility for the delivery of the product, the ability to establish prices or the inventory risk. If Barnwell acts in the capacity of an agent rather than as a principal in a transaction, then the revenue is recognized on a net basis, only reflecting the fee, if any, realized by the Company from the transaction.

Backlog - The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to

us. At December 31, 2018, the Company had backlog of approximately $5,738,000. Approximately 66% of our December 31, 2018 backlog is anticipated to be recognized as revenue in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

In connection with the adoption of Topic 606, the Company is required to account for certain fulfillment costs over the life of the contract, consisting primarily of preconstruction costs such as set-up and mobilization costs. Preconstruction costs are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis.

As of December 31, 2018, the Company had $88,000 in unamortized preconstruction costs related to contracts that were not completed. During the three months ended December 31, 2018, the amortization of preconstruction costs related to contracts were not material and have been included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the period ended December 31, 2018.

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

	Three months ended December 31,
	2018	2017
Revenues:
Oil and natural gas	$1,232,000	$953,000
Contract drilling	1,163,000	842,000
Land investment	165,000	—
Other	14,000	28,000
Total before interest income	2,574,000	1,823,000
Interest income	21,000	33,000
Total revenues	$2,595,000	$1,856,000
Depletion, depreciation, and amortization:
Oil and natural gas	$749,000	$199,000
Contract drilling	57,000	61,000
Other	13,000	20,000
Total depletion, depreciation, and amortization	$819,000	$280,000
Impairment:
Oil and natural gas	$2,170,000	$—
Total impairment	$2,170,000	$—
Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(3,024,000)	$96,000
Land investment	165,000	—
Contract drilling	(210,000)	(40,000)
Other	1,000	8,000
Total operating (loss) profit	(3,068,000)	64,000
Equity in loss of affiliates:
Land investment	(79,000)	(153,000)
General and administrative expenses	(1,548,000)	(1,481,000)
Interest expense	(4,000)	—
Interest income	21,000	33,000
Loss before income taxes	$(4,678,000)	$(1,537,000)

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended December 31,
	2018	2017
Foreign currency translation:
Beginning accumulated foreign currency translation	$925,000	$1,053,000
Change in cumulative translation adjustment before reclassifications	(413,000)	(6,000)
Income taxes	—	—
Net current period other comprehensive loss	(413,000)	(6,000)
Ending accumulated foreign currency translation	512,000	1,047,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,439,000)	(2,111,000)
Amortization of net actuarial loss and prior service cost	17,000	24,000
Income taxes	—	—
Net current period other comprehensive income	17,000	24,000
Ending accumulated retirement plans benefit cost	(1,422,000)	(2,087,000)
Accumulated other comprehensive loss, net of taxes	$(910,000)	$(1,040,000)

The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit (income) cost which is a component of “General and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 5 for additional details).

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

11.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2018	2017
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes received	$(866,000)	$—
Supplemental disclosure of non-cash investing activities:
Canadian income tax withholding on proceeds from the sale of oil and natural gas properties	$—	$37,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $66,000 during the three months ended December 31, 2018 and increased $30,000 during the three months ended December 31, 2017. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $146,000 during the three months ended December 31, 2018 and decreased $30,000 during the three months ended December 31, 2017.

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

During the three months ended December 31, 2018, Barnwell received $165,000 in percentage of sales payments from KD II from the sale of one lot within Increment II. No lots were sold during the three months ended December 31, 2017.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2018. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2018. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Current Outlook

The Twining reserves acquired during August 2018 consisted of proved producing reserves as well as a significant amount of proved reserves that are undeveloped. Our proved undeveloped reserves are estimated to require roughly $14,000,000 in future oil and natural gas capital expenditures to develop within the next five years. Cash flows generated by developed Twining reserves are estimated by our independent reserve engineering firm to be sufficient to fund such capital expenditures. However, as the independent reserve engineering firm’s estimates do not consider items such as our ongoing general and administrative expenses, it is possible that we will need to obtain a significant amount of new financing in the form of debt or equity in order to develop the reserves to the level estimated by our independent reserve engineers if the cash inflows estimated by the Company's executive management are not sufficient.

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

Management believes our current cash balances, working capital and future cash inflows from operations will be sufficient to fund its estimated cash outflows for the next 12 months from the date of this report. However, if oil and natural gas and land investment cash inflows and any needed new financing sources are not sufficient to sustain our longer term business plans, which are currently based upon assumptions and estimates that may not materialize, or if unforeseen circumstances arise that impair our ability to sustain or grow our business, the Company may need to consider further sales of our assets or alternative strategies, or we may be forced to wind down our operations, either through liquidation or bankruptcy, and we may not be able to continue as a going concern beyond February 2020.
Impact of Recently Issued Accounting Standards on Future Filings

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases,” which seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. Note 1 in the “Notes to Consolidated Financial Statements” describes the impact of ASU No. 2016-02 in further detail.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from TCJA. This ASU is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those annual periods, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell's consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements,” which provides further clarification to the codification literature. The transition and effective date guidance is based on the facts and circumstances of each amendment within the ASU. Some of the amendments in the ASU do not require transition guidance and will be effective upon issuance of the ASU. Other amendments have transition guidance with effective dates for annual reporting periods beginning after December 15, 2018. The adoption of this update is not expected to have a material impact on Barnwell's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” which provides changes to certain fair value disclosure requirements. This ASU is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans - General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans,” which provides changes to certain pension and postretirement plan disclosures. This ASU is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell's consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities,” which modifies the guidance related to indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interest. This ASU is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those annual periods, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell's consolidated financial statements.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD Acquisition, LLLP (“KD I”) resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 19 remained to be sold at December 31, 2018, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

•
The right to receive percentage of sales payments from KD Acquisition II, LLLP (“KD II”) resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments is entitled to receive payments from KD II based on a percentage of the gross receipts from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments is also entitled to receive 50% of any future distributions otherwise payable from KD II to it members up to $8,000,000, of which $3,500,000 has been received to date. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed and sold within Increment II by KD II and the remaining acreage within Increment II is not yet under development.

•
An indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLP (“KDK”). These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK, which wholly owns KD I and KD II as discussed above, was the developer of Kaupulehu Lot 4A Increments I and II, the area in which Barnwell had interests in percentage of sales payments and percentage of future distributions to KD II's members. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. As of December 31, 2018, 19 lots remained to be sold within Kaupulehu Increment I.

•
Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

2)   Barnwell owns an 80% interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership. Kaupulehu 2007 sold the last residential parcel in the Kaupulehu Increment I area during 2018.

Contract Drilling Segment

Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Results of Operations

Summary

The net loss attributable to Barnwell for the three months ended December 31, 2018 totaled $4,600,000, a $3,583,000 decrease in operating results from a net loss of $1,017,000 for the three months ended December 31, 2017. The following factors affected the results of operations for the three months ended December 31, 2018 as compared to the same period in the prior year:

•	A $3,120,000 decrease in oil and natural gas segment operating results, before income taxes, due primarily to a 45% decrease in oil prices and a ceiling test impairment of $2,170,000;

•
A $170,000 decrease in contract drilling segment operating results, before income taxes, primarily due to a unforeseen difficulties on two jobs with unusually hard geological formations which slowed progress on those jobs;

•	A $67,000 increase in general and administrative expenses primarily as a result of increased professional fees;

•	A $460,000 income tax benefit in the prior year period due to the enactment of changes to U.S. federal income tax laws in December 2017, whereas there was no such benefit in the current period; and

•
These changes were offset by a $74,000 decrease in equity in loss from affiliates as a result of increased Kukio Resort Land Development Partnerships’ operating results and a $165,000 increase in land investment segment operating results, before income taxes and non-controlling interests’ share of such profits, due to a lot sale in the current year period, whereas there were no lot sales in the same period in the prior year.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 4% in the three months ended December 31, 2018 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 5% at December 31, 2018 as compared to September 30, 2018. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2018 was $413,000, a $407,000 change from $6,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three months ended December 31, 2018 and 2017 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2018	2017	$	%
Natural Gas (Mcf)*	$1.15	$1.25	$(0.10)	(8%)
Oil (Bbls)**	$25.60	$46.13	$(20.53)	(45%)
Liquids (Bbls)**	$34.86	$37.09	$(2.23)	(6%)

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2018	2017	Units	%
Natural Gas (Mcf)*	140,000	82,000	58,000	71%
Oil (Bbls)**	35,000	17,000	18,000	106%
Liquids (Bbls)**	5,000	1,000	4,000	400%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated $3,024,000 of operating loss before general and administrative expenses in the three months ended December 31, 2018, a decrease in operating results of $3,120,000 as compared to the $96,000 operating income generated during the same period of the prior year.

Oil and natural gas revenues increased $279,000 (29%) for the three months ended December 31, 2018, as compared to the same period in the prior year, primarily due to increased oil and natural gas production from the Twining property which was partially offset by the decrease in oil and natural gas prices as compared to the same period in the prior year. Oil and natural gas operating expenses increased $679,000 (103%) for the three months ended December 31, 2018, as compared to the prior year period, primarily as a result of the acquisition of the Twining property as well as unforeseen remediation work at one well at Twining. Oil and natural gas segment depletion increased $550,000 (276%) for the three months ended December 31, 2018, as compared to the prior year period, primarily due to increases in production and the depletion rate as a result of the acquisition of working interests in the Twining area in August 2018.

Oil prices received by the Company declined significantly in the quarter ended December 31, 2018, and averaged $25.60 per barrel for those three months. The average price received by the Company for oil in the month of December 2018 dropped significantly to approximately $9.52 per barrel. These prices reflect both the global decrease in oil prices during the period and the impact of significant pipeline and refinery capacity issues in the western Canadian oil markets which significantly impacted the prices received by the Company from its oil marketers for its oil production in the quarter ended December 31, 2018. On December 2, 2018, the Alberta government announced mandatory production cuts, effective January 1, 2019, for larger companies who produce over 10,000 barrels of oil per day. This mandate does not significantly impact Barnwell’s oil production from operated and non-operated properties and is aimed at reducing the unfavorable differential between Canadian oil prices and the benchmark West Texas Intermediate price. This mandate may help to contribute to more favorable realized oil prices to the Company in the forthcoming months, but there can be no assurance of any positive or negative impacts on future oil prices in such a volatile market.

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

The following table summarizes the percentage of sales payment revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2018	2017
Sale of interest in leasehold land:
Revenues – sale of interest in leasehold land	$165,000	$—
Fees - included in general and administrative expenses	(20,000)	—
Sale of interest in leasehold land, net of fees	$145,000	$—

Kaupulehu Developments is obligated to pay a 10.4% to 11.6% fee to unrelated third parties on its revenues.

During the three months ended December 31, 2018, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one single-family lot within Phase II of Increment I. No lots were sold during the three months ended December 31, 2017.

As of December 31, 2018, 19 single-family lots, of the 80 lots developed within Increment I, remained to be sold. The current remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs increased $321,000 (38%) and $495,000 (60%), respectively, for the three months ended December 31, 2018, as compared to the same period in the prior year. The contract drilling segment generated a $210,000 operating loss before general and administrative expenses in the three months ended December 31, 2018, a decrease in operating results of $170,000 as compared to the $40,000 operating loss generated during the same period of the prior year. The decrease in operating results was primarily due to unforeseen difficulties on two jobs with unusually hard geological formations which slowed progress on those jobs.

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

General and administrative expenses

General and administrative expenses increased $67,000 (5%) for the three months ended December 31, 2018, as compared to the same period in the prior year. The increase was primarily due to an increase in professional fees in the current period compared to the same period in the prior year.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $539,000 (193%) for the three months ended December 31, 2018, as compared to the same period in the prior year, primarily due to the increase in oil and natural gas depletion as discussed in the “Oil and natural gas” section above.

Impairment of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell's net capitalized costs exceeded the ceiling limitations at December 31, 2018. As such, Barnwell reduced the carrying value of its oil and natural gas properties by $2,170,000 during the three months ended December 31, 2018.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. Based on the 12-month rolling average first-day-of-the-month prices for January and February 2019, it is reasonably possible that we will incur a further ceiling test impairment in the Company's second quarter ending March 31, 2019. The Company is currently unable to estimate a range of the amount of any potential future reduction in carrying value as variables that impact the ceiling limitation are dependent upon actual results through the end of March 2019.

Equity in loss of affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $79,000 and $153,000 during the three months ended December 31, 2018 and 2017, respectively. The change is due to the investee partnerships' increased operating results for the three months ended December 31, 2018, as compared to the same period in the prior year.

Income taxes

Barnwell’s effective consolidated income tax benefit rate for the three months ended December 31, 2018, after adjusting loss before income taxes for non-controlling interests, was 2%, as compared to an effective income tax benefit rate of 33% for the three months ended December 31, 2017.
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

The repeal of the corporate Alternative Minimum Tax ("AMT") by the Tax Cuts and Jobs Act (“TCJA”), enacted on December 22, 2017, provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the new TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $460,000 in the quarter ended December 31, 2017. There was no significant impact of the TCJA during the quarter ended December 31, 2018.

Net earnings (loss) attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net earnings attributable to non-controlling interests for the three months ended December 31, 2018 totaled $27,000, as compared to net loss attributable to non-controlling interests of $17,000 for the same period in the prior year. The increase of $44,000 is due to an increase in percentage of sales proceeds received and an increase in the amount of Kukio Land Development Partnership income allocated to non-controlling interests in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At December 31, 2018, Barnwell had $6,613,000 in working capital, which includes $6,098,000 of cash and cash equivalents.

Cash Flows

Cash flows used in operations totaled $998,000 for the three months ended December 31, 2018, as compared to $1,787,000 for the same period in the prior year. This $789,000 decrease in operating cash flows used was primarily due to changes in working capital and a $403,000 decrease in asset retirement obligation payments in the current year period as compared to the same period in the prior year, partially offset by a decrease in cash flows from segment operating results in the current year period as compared to the same period in the prior year.

Cash flows provided by investing activities totaled $1,291,000 during the three months ended December 31, 2018, as compared to $1,217,000 of net cash used in investing activities during the same period of the prior year. This $2,508,000 increase in investing cash flows was primarily due to $741,000 in maturities of certificates of deposit in the current year period as compared to $744,000 net purchases of certificates of deposit in the prior year period. Additionally, Barnwell received $352,000 in distributions from equity investees in excess of earnings and had a $598,000 increase in proceeds from the sale of oil and natural gas assets. The proceeds from sale of oil and gas properties during the three months ended December 31, 2018 represents the refund of income taxes previously withheld from what otherwise would have been proceeds on prior years' oil and gas property sales.

Net cash used in financing activities totaled $107,000 for the three months ended December 31, 2018, as compared to $506,000 during the same period of the prior year. The $399,000 change in financing cash flows was due to a decrease in distributions to non-controlling interests in the current year period as compared to the prior year period.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $397,000 for the three months ended December 31, 2018, as compared to $177,000 for the same period in the prior year. Barnwell estimates that investments in oil and natural gas properties for fiscal 2019 will range from $600,000 to $800,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

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

During the quarter ended December 31, 2018, Barnwell acquired additional working interests in oil and natural gas properties located in the Wood River and Twining areas of Alberta, Canada for cash consideration of $355,000. The purchase price per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2018, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2018 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	February 13, 2019	/s/ Russell M. Gifford
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