Form 10-Q
period 2019-03-31
BARNWELL INDUSTRIES INC
filed 2019-05-14
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                           ☐ Yes   ☒ No

As of May 7, 2019 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$6,427,000	$5,965,000
Certificates of deposit	—	741,000
Accounts and other receivables, net of allowance for doubtful accounts of: $40,000 at March 31, 2019; $42,000 at September 30, 2018	2,066,000	1,965,000
Income taxes receivable	102,000	2,461,000
Other current assets	2,198,000	950,000
Total current assets	10,793,000	12,082,000
Income taxes receivable, net of current portion	460,000	429,000
Asset for retirement benefits	997,000	848,000
Investments	970,000	1,608,000
Property and equipment	71,874,000	73,010,000
Accumulated depletion, depreciation, and amortization	(58,949,000)	(56,599,000)
Property and equipment, net	12,925,000	16,411,000
Total assets	$26,145,000	$31,378,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,615,000	$1,191,000
Accrued capital expenditures	121,000	232,000
Accrued compensation	246,000	568,000
Accrued operating and other expenses	1,057,000	1,140,000
Current portion of asset retirement obligation	648,000	444,000
Other current liabilities	1,913,000	54,000
Total current liabilities	5,600,000	3,629,000
Deferred rent	150,000	107,000
Liability for retirement benefits	4,515,000	4,410,000
Asset retirement obligation	6,500,000	6,678,000
Deferred income tax liabilities	205,000	315,000
Total liabilities	16,970,000	15,139,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at March 31, 2019 and September 30, 2018	4,223,000	4,223,000
Additional paid-in capital	1,350,000	1,350,000
Retained earnings	6,548,000	13,253,000
Accumulated other comprehensive loss, net	(764,000)	(514,000)
Treasury stock, at cost: 167,900 shares at March 31, 2019 and September 30, 2018	(2,286,000)	(2,286,000)
Total stockholders' equity	9,071,000	16,026,000
Non-controlling interests	104,000	213,000
Total equity	9,175,000	16,239,000
Total liabilities and equity	$26,145,000	$31,378,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Revenues:
Oil and natural gas	$1,924,000	$859,000	$3,156,000	$1,812,000
Contract drilling	987,000	1,016,000	2,150,000	1,858,000
Sale of interest in leasehold land	—	—	165,000	—
Gas processing and other	52,000	100,000	87,000	161,000
	2,963,000	1,975,000	5,558,000	3,831,000
Costs and expenses:
Oil and natural gas operating	1,249,000	575,000	2,586,000	1,233,000
Contract drilling operating	1,231,000	883,000	2,547,000	1,704,000
General and administrative	1,461,000	1,563,000	3,009,000	3,044,000
Depletion, depreciation, and amortization	758,000	227,000	1,577,000	507,000
Impairment of assets	243,000	37,000	2,413,000	37,000
Interest expense	—	—	4,000	—
Gain on sales of assets	—	(2,250,000)	—	(2,250,000)
	4,942,000	1,035,000	12,136,000	4,275,000
(Loss) earnings before equity in loss of affiliates and income taxes	(1,979,000)	940,000	(6,578,000)	(444,000)
Equity in loss of affiliates	(207,000)	(80,000)	(286,000)	(233,000)
Loss (earnings) before income taxes	(2,186,000)	860,000	(6,864,000)	(677,000)
Income tax (benefit) provision	(35,000)	197,000	(140,000)	(306,000)
Net (loss) earnings	(2,151,000)	663,000	(6,724,000)	(371,000)
Less: Net (loss) earnings attributable to non-controlling interests	(26,000)	(16,000)	1,000	(33,000)
Net (loss) earnings attributable to Barnwell Industries, Inc.	$(2,125,000)	$679,000	$(6,725,000)	$(338,000)
Basic and diluted net (loss) earnings per common share attributable to Barnwell Industries, Inc. stockholders	$(0.26)	$0.08	$(0.81)	$(0.04)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Net (loss) earnings	$(2,151,000)	$663,000	$(6,724,000)	$(371,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	130,000	(181,000)	(283,000)	(187,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	16,000	39,000	33,000	63,000
Total other comprehensive income (loss)	146,000	(142,000)	(250,000)	(124,000)
Total comprehensive (loss) income	(2,005,000)	521,000	(6,974,000)	(495,000)
Less: Comprehensive (loss) income attributable to non-controlling interests	(26,000)	(16,000)	1,000	(33,000)
Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(1,979,000)	$537,000	$(6,975,000)	$(462,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended March 31, 2019 and 2018
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2017	8,277,160	$4,223,000	$1,350,000	$15,023,000	$(1,058,000)	$(2,286,000)	$931,000	$18,183,000
Distributions to non-controlling interests	—	—	—	—	—	—	(506,000)	(506,000)
Net loss	—	—	—	(338,000)	—	—	(33,000)	(371,000)
Share-based compensation	—	—	1,000	—	—	—	—	1,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(187,000)	—	—	(187,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	63,000	—	—	63,000
Balance at March 31, 2018	8,277,160	$4,223,000	$1,351,000	$14,685,000	$(1,182,000)	$(2,286,000)	$392,000	$17,183,000

Balance at September 30, 2018	8,277,160	$4,223,000	$1,350,000	$13,253,000	$(514,000)	$(2,286,000)	$213,000	$16,239,000
Cumulative impact from the adoption of ASU No. 2014-09	—	—	—	20,000	—	—	—	20,000
Distributions to non-controlling interests	—	—	—	—	—	—	(110,000)	(110,000)
Net loss (earnings)	—	—	—	(6,725,000)	—	—	1,000	(6,724,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(283,000)	—	—	(283,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	33,000	—	—	33,000
Balance at March 31, 2019	8,277,160	$4,223,000	$1,350,000	$6,548,000	$(764,000)	$(2,286,000)	$104,000	$9,175,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(6,724,000)	$(371,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in loss of affiliates	286,000	233,000
Depletion, depreciation, and amortization	1,577,000	507,000
Gain on sale of oil and natural gas properties	—	(2,250,000)
Impairment of assets	2,413,000	37,000
Retirement benefits expense	109,000	148,000
Income tax receivable, noncurrent	(31,000)	(460,000)
Deferred rent liability	43,000	43,000
Accretion of asset retirement obligation	300,000	136,000
Deferred income tax (benefit) expense	(106,000)	523,000
Asset retirement obligation payments	(288,000)	(538,000)
Share-based compensation benefit	(23,000)	(26,000)
Retirement plan contributions and payments	(119,000)	(210,000)
Sale of interest in leasehold land, net of fees paid	(124,000)	—
Increase (decrease) from changes in current assets and liabilities	1,866,000	(1,233,000)
Net cash used in operating activities	(821,000)	(3,461,000)
Cash flows from investing activities:
Purchase of certificates of deposit	—	(3,958,000)
Proceeds from the maturity of certificates of deposit	741,000	3,176,000
Distribution from equity investees in excess of earnings	352,000	—
Net proceeds (fees paid on) from sale of interest in leasehold land	124,000	(343,000)
Proceeds from sale of oil and natural gas assets	1,519,000	763,000
Payments to acquire oil and natural gas properties	(355,000)	—
Capital expenditures - oil and natural gas	(168,000)	(288,000)
Capital expenditures - all other	(488,000)	(65,000)
Increase in notes receivable	(300,000)	—
Net cash provided by (used in) investing activities	1,425,000	(715,000)
Cash flows from financing activities:
Distributions to non-controlling interests	(110,000)	(506,000)
Net cash used in financing activities	(110,000)	(506,000)
Effect of exchange rate changes on cash and cash equivalents	(32,000)	(206,000)
Net increase (decrease) in cash and cash equivalents	462,000	(4,888,000)
Cash and cash equivalents at beginning of period	5,965,000	16,281,000
Cash and cash equivalents at end of period	$6,427,000	$11,393,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us,” or the “Company”), including a 77.6%-owned land investment general partnership (Kaupulehu Developments) and a 75%-owned land investment partnership (KD Kona 2013 LLLP). All significant intercompany accounts and transactions have been eliminated.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2019, results of operations and comprehensive (loss) income for the three and six months ended March 31, 2019 and 2018, and equity and cash flows for the six months ended March 31, 2019 and 2018, have been made. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

Other than the change to Barnwell's "Revenue Recognition" policy noted above, there have been no other changes to Barnwell’s significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company’s most recently filed Annual Report on Form 10-K.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The impacts of Topic 606 on Barnwell are described in the "Revenue Recognition" accounting policy noted above as well as Note 7.

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

Impact of Pending Adoption of Significant Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. In general, a right-of-use asset and lease obligation will be recorded for leases exceeding a twelve-month term whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. Subsequent to the issuance of ASU No. 2016-02, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional transition practical expedient to not evaluate existing or expired land easements under the new lease standard, ASU No. 2018-10, “Clarifying Pre-Effective Amendments to the Forthcoming Lease Accounting Rules,” which provides further clarification on certain guidance within ASU No. 2016-02, “Leases,” ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements,” which allows for a transitional method of adopting the new lease standard, and ASU No. 2019-01, "Leases (Topic 842) - Codification Improvements," which amended certain aspects of the new leasing standard. These ASUs are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, and allow for the use of either a full retrospective approach for all periods presented in the period of adoption, or a modified retrospective transition approach. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

Options to purchase 318,750 and 493,750 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2019 and 2018, respectively, as their inclusion would have been antidilutive.

Reconciliations between net (loss) earnings attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net (loss) earnings per share computations are detailed in the following tables:

	Three months ended March 31, 2019
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(2,125,000)	8,277,160	$(0.26)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(2,125,000)	8,277,160	$(0.26)

	Six months ended March 31, 2019
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(6,725,000)	8,277,160	$(0.81)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(6,725,000)	8,277,160	$(0.81)

	Three months ended March 31, 2018
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$679,000	8,277,160	$0.08
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$679,000	8,277,160	$0.08

	Six months ended March 31, 2018
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(338,000)	8,277,160	$(0.04)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(338,000)	8,277,160	$(0.04)

3.    INVESTMENTS

A summary of Barnwell’s non-current investments is as follows:

	March 31, 2019	September 30, 2018
Investment in Kukio Resort Land Development Partnerships	$920,000	$1,558,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total non-current investments	$970,000	$1,608,000

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP ("KKM"), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP ("KDK") for $5,140,000. These entities, collectively referred to hereinafter as the "Kukio Resort Land Development Partnerships," own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I ("Increment I"), and KD II is the developer of Kaupulehu Lot 4A Increment II ("Increment II"). Barnwell’s ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 19 lots remain to be sold at Increment I as of March 31, 2019, as well as from commissions on real estate sales by the real estate sales office.

In March 2019, KD II admitted a new development partner, Replay Kaupulehu Development, LLC (“Replay”), a party unrelated to Barnwell, in an effort to move forward with development of the remainder of Increment II at Kaupulehu. Effective March 7, 2019, KDK and Replay hold ownership interests of 55% and 45%, respectively, of KD II. Accordingly, Barnwell has a 10.8% indirect non-controlling ownership interest in KD II through KDK as of that date that will continue to be accounted for using the equity method of accounting. Barnwell continues to have an indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP, and KD I.

During the six months ended March 31, 2019, Barnwell received net cash distributions in the amount of $314,000 from the Kukio Resort Land Development Partnerships after distributing $38,000 to non-controlling interests. There were no cash distributions from the Kukio Resort Land Development Partnership for the six months ended March 31, 2018.

Barnwell has the right to receive distributions from its non-controlling interest in KKM in proportion to its partner capital sharing ratio of 34.45%. Barnwell is entitled to a 100% preferred return up to $1,000,000 from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. With the distribution in the six months ended March 31, 2019, cumulative distributions from the Kukio Resort Land Development Partnerships totaled $45,000,000. Because we have no control over the distributions from the Kukio Resort Land Development Partnerships and the ability of the Kukio Resort Land Development Partnerships to make such distributions is dependent upon their future sales of lots, we have not recorded any estimated potential preferred return from KKM in our equity in income to date. However, if sufficient distributions are made by the Kukio Resort Land Development Partnerships in the future, Barnwell will have equity in income of affiliates for the recognition of the preferred return. There is no assurance that any future distributions and resulting preferred returns will occur.

Equity in loss of affiliates was $207,000 and $286,000 for the three and six months ended March 31, 2019, respectively, and $80,000 and $233,000 for the three and six months ended March 31, 2018, respectively. The equity in the underlying net assets of the Kukio Resort Land Development partnerships exceeds the carrying value of the investment in affiliates by approximately $313,000 as of March 31, 2019, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. There was no basis difference adjustment for the three months ended March 31, 2019 and 2018. The basis difference adjustments of $1,000 and $3,000 for the six months ended March 31, 2019 and 2018, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort Land Development partnerships is as follows:

	Three months ended March 31,
	2019	2018
Revenue	$371,000	$2,230,000
Gross profit	$205,000	$1,048,000
Net loss	$(904,000)	$(185,000)

	Six months ended March 31,
	2019	2018
Revenue	$2,319,000	$3,790,000
Gross profit	$851,000	$1,734,000
Net loss	$(1,062,000)	$(688,000)

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 12).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. During the six months ended March 31, 2019, one single-family lot in Increment I was sold bringing the total amount of gross proceeds from single-family lot sales through March 31, 2019 to $216,400,000. As of March 31, 2019, 19 single-family lots, of the 80 lots developed within Increment I, remained to be sold.

Under the terms of the former Increment II agreement with KD II, Kaupulehu Developments was entitled to receive payments from KD II resulting from the sale of lots and/or residential units by KD II within Increment II. Through March 6, 2019, the payments were based on a percentage of gross receipts from KD II's sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, of which one was sold in fiscal 2017 and one was sold in fiscal 2016. The remaining acreage within Increment II is not yet under development.

Through March 6, 2019, Kaupulehu Developments was also entitled to receive 50% of distributions otherwise payable from KD II to its members after the members of KD II have received distributions equal to the original basis of capital invested in the project, up to $8,000,000. Through March 6, 2019, a cumulative total of $3,500,000 was received from KD II under this arrangement, out of the $8,000,000 maximum. The former arrangement also included the rights to three single-family residential lots in Phase 2 of Increment II when developed, at no cost to Barnwell, with a commitment by Barnwell to begin to construct a residence upon each lot within six months of transfer.

Concurrent with the transaction whereby KD II admitted Replay as a new development partner, Kaupulehu Developments entered into new agreements with KD II whereby the aforementioned terms of the former Increment II arrangement were eliminated and Kaupulehu Developments will instead be entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell will not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The new arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is now also obligated to pay an amount equal to 0.72% and 0.2% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

The Increment I percentage of sales arrangement between Barnwell and KD I remains unchanged.

The following table summarizes the Increment I and Increment II revenues from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$165,000	$—
Fees - included in general and administrative expenses	—	—	(20,000)	—
Sale of interest in leasehold land, net of fees	$—	$—	$145,000	$—

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

Dispositions

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

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada. As a result of the significant impact that the sale of Red Earth had on the relationship between capitalized costs and proved reserves of the sold property and retained properties, Barnwell did not credit the sales proceeds to the full cost pool, but instead calculated a gain on the sale of Red Earth of $2,135,000 which was recognized in the three and six months ended March 31, 2018, in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X.

Also included in gain on sales of assets for the three and six months ended March 31, 2018 is a $115,000 gain on the sale of Barnwell's interest in natural gas transmission lines and related surface facilities in the Stolberg area in February 2018.

There were no such gains or losses on sales of operating assets recognized in the same periods of the current year.

The $1,519,000 of proceeds from sale of oil and gas properties included in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2019 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on prior years' oil and gas property sales.

Acquisitions

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

There were no oil and natural gas property acquisitions during the quarter ended March 31, 2019.

Impairment of Oil and Natural Gas Properties

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Barnwell's net capitalized costs exceeded the ceiling limitations by $243,000 and $2,413,000 for the three and six months ended March 31, 2019, respectively. There were no ceiling test impairments in the same periods of the prior year.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. In addition, the ceiling test is also impacted by any changes in management's quarterly evaluation of the Company's ability to fund the approximately $14,000,000 of future capital expenditures necessary over the next five years to develop the proved undeveloped reserves that are largely in the Twining area, the value of which is included in the calculation of the ceiling limitation. If facts, circumstances, estimates and assumptions underlying management's assessment of the Company's ability to fund such capital expenditures change such that it is no longer reasonably certain that all of the approximately $14,000,000 of capital expenditures necessary to develop the proved undeveloped reserves can be made, it is likely that we will incur a further ceiling test impairment at that time.

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

The following tables details the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2019	2018	2019	2018	2019	2018
Service cost	$50,000	$55,000	$9,000	$13,000	$—	$—
Interest cost	94,000	89,000	21,000	23,000	25,000	19,000
Expected return on plan assets	(160,000)	(148,000)	—	—	—	—
Amortization of prior service cost (credit)	2,000	2,000	(1,000)	(1,000)	—	—
Amortization of net actuarial loss	1,000	27,000	1,000	7,000	13,000	3,000
Net periodic benefit (income) cost	$(13,000)	$25,000	$30,000	$42,000	$38,000	$22,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2019	2018	2019	2018	2019	2018
Service cost	$100,000	$108,000	$18,000	$20,000	$—	$—
Interest cost	187,000	178,000	42,000	38,000	50,000	38,000
Expected return on plan assets	(321,000)	(296,000)	—	—	—	—
Amortization of prior service cost (credit)	3,000	3,000	(2,000)	(3,000)	—	—
Amortization of net actuarial loss	4,000	49,000	2,000	7,000	26,000	6,000
Net periodic benefit (income) cost	$(27,000)	$42,000	$60,000	$62,000	$76,000	$44,000

The components of net periodic benefit (income) cost, including service cost, are included in "General and administrative" expenses in the Company's Condensed Consolidated Statements of Operations.

Barnwell contributed $115,000 to the Pension Plan during the six months ended March 31, 2019 and estimates that it will not make any further cash contributions during the remainder of fiscal 2019. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2019 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

6.    INCOME TAXES

The components of (loss) earnings before income taxes, after adjusting the (loss) earnings for non-controlling interests, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
United States	$(1,298,000)	$(982,000)	$(2,422,000)	$(2,125,000)
Canada	(862,000)	1,858,000	(4,443,000)	1,481,000
	$(2,160,000)	$876,000	$(6,865,000)	$(644,000)

The components of the income tax (benefit) provision are as follows:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Current	$(1,000)	$(256,000)	$(34,000)	$(829,000)
Deferred	(34,000)	453,000	(106,000)	523,000
	$(35,000)	$197,000	$(140,000)	$(306,000)

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

The repeal of the corporate Alternative Minimum Tax ("AMT") by the Tax Cuts and Jobs Act of 2017 (“TCJA”), enacted on December 22, 2017, provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $460,000 in the quarter ended December 31, 2017 to reflect the undiscounted unused AMT credit carryover balance as a non-current income tax receivable. There was no significant impact of the TCJA during the three and six months ended March 31, 2019. Respective portions of this balance will be reclassified to current income taxes receivable when amounts are eligible for refund within one year of the balance sheet date.

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

The following tables summarize the impact of adopting Topic 606 on the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets:

	Three months ended March 31, 2019
	Impact of changes in accounting policies
	As Reported	Balances without adoption of Topic 606	Effect of change increase (decrease)
Revenues:
Contract drilling	$987,000	$677,000	$310,000
Costs and expenses:
Contract drilling operating	1,231,000	917,000	314,000
Loss before equity in loss of affiliates and income taxes	(1,979,000)	(1,975,000)	(4,000)
Loss before income taxes	(2,186,000)	(2,182,000)	(4,000)
Net loss	(2,151,000)	(2,147,000)	(4,000)
Less: Net loss attributable to non-controlling interests	(26,000)	(26,000)	—
Net loss attributable to Barnwell Industries, Inc. stockholders	$(2,125,000)	$(2,121,000)	$(4,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.26)	$(0.26)	$—

	Six months ended March 31, 2019
	Impact of changes in accounting policies
	As Reported	Balances without adoption of Topic 606	Effect of change increase (decrease)
Revenues:
Contract drilling	$2,150,000	$1,418,000	$732,000
Costs and expenses:
Contract drilling operating	2,547,000	1,810,000	737,000
Loss before equity in loss of affiliates and income taxes	(6,578,000)	(6,573,000)	(5,000)
Loss before income taxes	(6,864,000)	(6,859,000)	(5,000)
Net loss	(6,724,000)	(6,719,000)	(5,000)
Less: Net earnings attributable to non-controlling interests	1,000	1,000	—
Net loss attributable to Barnwell Industries, Inc. stockholders	$(6,725,000)	$(6,720,000)	$(5,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.81)	$(0.81)	$—

	March 31, 2019
	Impact of changes in accounting policies
	As Reported	Balances without adoption of Topic 606	Effect of change increase (decrease)
ASSETS
Current assets:
Accounts and other receivables, net of allowance for doubtful accounts	$2,066,000	$2,443,000	$(377,000)
Other current assets	2,198,000	1,352,000	846,000
LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	1,913,000	1,459,000	454,000
Equity:
Retained earnings	6,548,000	6,533,000	15,000

The impact in revenue recognition due to the adoption of Topic 606 is primarily from the timing of revenue recognition for uninstalled materials. Refer to Note 1 “Summary of Significant Accounting Policies” for a summary of the Company’s significant policies for revenue recognition. There were no impacts to the oil and natural gas or land investment segments.

Disaggregation of Revenue

The following tables provides information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three and six months ended March 31, 2019.

	Three months ended March 31, 2019
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,477,000	$—	$—	$—	$1,477,000
Natural gas	336,000	—	—	—	336,000
Natural gas liquids	111,000	—	—	—	111,000
Drilling and pump	—	987,000	—	—	987,000
Other	—	—	—	40,000	40,000
Total revenues before interest income	$1,924,000	$987,000	$—	$40,000	$2,951,000
Geographical regions:
United States	$—	$987,000	$—	$1,000	$988,000
Canada	1,924,000	—	—	39,000	1,963,000
Total revenues before interest income	$1,924,000	$987,000	$—	$40,000	$2,951,000
Timing of revenue recognition:
Goods transferred at a point in time	$1,924,000	$—	$—	$40,000	$1,964,000
Services transferred over time	—	987,000	—	—	987,000
Total revenues before interest income	$1,924,000	$987,000	$—	$40,000	$2,951,000

	Six months ended March 31, 2019
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$2,373,000	$—	$—	$—	$2,373,000
Natural gas	498,000	—	—	—	498,000
Natural gas liquids	285,000	—	—	—	285,000
Drilling and pump	—	2,150,000	—	—	2,150,000
Contingent residual payments	—	—	165,000	—	165,000
Other	—	—	—	54,000	54,000
Total revenues before interest income	$3,156,000	$2,150,000	$165,000	$54,000	$5,525,000
Geographical regions:
United States	$—	$2,150,000	$165,000	$1,000	$2,316,000
Canada	3,156,000	—	—	53,000	3,209,000
Total revenues before interest income	$3,156,000	$2,150,000	$165,000	$54,000	$5,525,000
Timing of revenue recognition:
Goods transferred at a point in time	$3,156,000	$—	$165,000	$54,000	$3,375,000
Services transferred over time	—	2,150,000	—	—	2,150,000
Total revenues before interest income	$3,156,000	$2,150,000	$165,000	$54,000	$5,525,000

Contract Balances

The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	October 1, 2018	March 31, 2019
Accounts receivables from contracts with customers	$1,245,000	$1,428,000
Contract assets	267,000	273,000
Contract liabilities	400,000	1,901,000

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

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of March 31,

2019, the Company had $1,901,000 included in “Other current liabilities” on the Condensed Consolidated Balance Sheets for those performance obligations expected to be completed in the next twelve months.

The change in contract assets and liabilities was due primarily to normal business operations. For the six months ended March 31, 2019, the Company recognized revenue of $22,000 that was previously included in the beginning balance of contract liabilities. Of the increase in contract liabilities, $1,250,000 represents an advance partial payment received from a contract drilling segment customer on a contract that has not yet commenced work. In order to perform the work under contract, the Company has committed to acquire a new drilling rig and ancillary equipment for an amount that is estimated to approximate the advance payment. The drilling rig and ancillary equipment will be owned by the Company and will be freely available for use on other jobs after completion of the subject contract. The total estimated value of the subject contract is included in the backlog amount disclosed in the Backlog section below.

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

Backlog - The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. At March 31, 2019, nearly all of the Company's contract drilling segment contracts, for which revenues are recognized over time on a percentage-of-completion basis, have original expected durations of one year or less.  For such contracts, the Company has elected the optional exemption from disclosure of remaining performance obligations allowed under ASC 606-10-50-14.  The Company has three contract drilling jobs with original expected durations of greater than one year. For those contracts with original expected durations greater than a year, approximately 41% of the remaining performance obligation of $2,962,000 is expected to be recognized in the next twelve months and the remaining, thereafter.

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

As of March 31, 2019, the Company had $287,000 in unamortized preconstruction costs related to contracts that were not completed. During the three and six months ended March 31, 2019, the amortization of preconstruction costs related to contracts were not material and have been included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the period ended March 31, 2019.

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

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Revenues:
Oil and natural gas	$1,924,000	$859,000	$3,156,000	$1,812,000
Contract drilling	987,000	1,016,000	2,150,000	1,858,000
Land investment	—	—	165,000	—
Other	40,000	42,000	54,000	70,000
Total before interest income	2,951,000	1,917,000	5,525,000	3,740,000
Interest income	12,000	58,000	33,000	91,000
Total revenues	$2,963,000	$1,975,000	$5,558,000	$3,831,000
Depletion, depreciation, and amortization:
Oil and natural gas	$684,000	$157,000	$1,433,000	$356,000
Contract drilling	60,000	53,000	117,000	114,000
Other	14,000	17,000	27,000	37,000
Total depletion, depreciation, and amortization	$758,000	$227,000	$1,577,000	$507,000
Impairment:
Oil and natural gas	$243,000	$—	$2,413,000	$—
Land investment	—	37,000	—	37,000
Total impairment	$243,000	$37,000	$2,413,000	$37,000
Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(252,000)	$127,000	$(3,276,000)	$223,000
Land investment	—	(37,000)	165,000	(37,000)
Contract drilling	(304,000)	80,000	(514,000)	40,000
Other	26,000	25,000	27,000	33,000
Gain on sales of assets	—	2,250,000	—	2,250,000
Total operating (loss) profit	(530,000)	2,445,000	(3,598,000)	2,509,000
Equity in loss of affiliates:
Land investment	(207,000)	(80,000)	(286,000)	(233,000)
General and administrative expenses	(1,461,000)	(1,563,000)	(3,009,000)	(3,044,000)
Interest expense	—	—	(4,000)	—
Interest income	12,000	58,000	33,000	91,000
(Loss) earnings before income taxes	$(2,186,000)	$860,000	$(6,864,000)	$(677,000)

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Foreign currency translation:
Beginning accumulated foreign currency translation	$512,000	$1,047,000	$925,000	$1,053,000
Change in cumulative translation adjustment before reclassifications	130,000	(181,000)	(283,000)	(187,000)
Income taxes	—	—	—	—
Net current period other comprehensive income (loss)	130,000	(181,000)	(283,000)	(187,000)
Ending accumulated foreign currency translation	642,000	866,000	642,000	866,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,422,000)	(2,087,000)	(1,439,000)	(2,111,000)
Amortization of net actuarial loss and prior service cost	16,000	39,000	33,000	63,000
Income taxes	—	—	—	—
Net current period other comprehensive income	16,000	39,000	33,000	63,000
Ending accumulated retirement plans benefit cost	(1,406,000)	(2,048,000)	(1,406,000)	(2,048,000)
Accumulated other comprehensive loss, net of taxes	$(764,000)	$(1,182,000)	$(764,000)	$(1,182,000)

The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit (income) cost which is a component of "General and administrative" expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 5 for additional details).

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

11.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes refunded, net	$(2,249,000)	$(20,000)
Supplemental disclosure of non-cash investing activities:
Canadian income tax withholding on proceeds from the sale of oil and natural gas properties	$—	$789,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $105,000 and $88,000 during the six months ended March 31, 2019 and 2018, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $267,000 during the six months ended March 31, 2019 and decreased $38,000 during the six months ended March 31, 2018.

12.    RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive payments from the sales of lots and/or residential units by KD I and KD II. Through March 6, 2019, Kaupulehu Developments was also entitled to receive 50% of distributions otherwise payable from KD II to its members up to $8,000,000, of which $3,500,000 was received. KD I and KD II are part of the Kukio Resort Land Development Partnerships in which Barnwell holds indirect 19.6% and 10.8% non-controlling ownership interests, respectively, accounted for under the equity method of investment. The percentage of sales payments and percentage of distribution payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort Land Development Partnerships. Changes to the arrangement above, effective March 7, 2019, are discussed in Note 3.

During the six months ended March 31, 2019, Barnwell received $165,000 in percentage of sales payments from KD II from the sale of one lot within Increment II. No lots were sold during the six months ended March 31, 2018.

13.    PROMISSORY NOTE RECEIVABLE

On March 27, 2019, the Company made a $300,000 loan to Mr. Terry Johnston, an affiliate of the Company through his controlling interests in certain entities within our land investment segment partnerships, and the Company was given an unsecured promissory note in return. The maturity date of the note is July 31, 2019, whereupon all principal and interest outstanding shall be due. Interest accrues at 8% per annum on the unpaid principal amount. In the event of default, the interest rate increases by 5%. The note includes a limited joinder that specifies that in the event of default, any fees otherwise due to Nearco, Inc., an entity controlled by Mr. Johnston, by Kaupulehu Developments may be applied to amounts due under the note. The note receivable was included in "Other current assets" in the Condensed Consolidated Balance Sheet as of March 31, 2019.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2019. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Management believes our current cash balances and estimated future revenues will be sufficient to fund the Company's estimated cash outflows for the next 12 months from the date of this report. However, the drilling of oil and natural gas wells to convert proved undeveloped reserves to proved producing reserves will need to commence within the next 12 months in order to work towards abatement of declining oil and natural gas cash flows from currently producing properties as those properties mature. Without sufficient oil and natural gas and land investment segments cash inflows, our ability to develop our recently acquired proved undeveloped reserves will be diminished. Management is seeking financing for the drilling of new wells, however if we are unable to obtain such financing or if the financing is not obtained in sufficient time or is not of sufficient magnitude, and if our projected cash outflows for operating and general and administrative expenses continue to exceed our cash inflows because of low oil and natural gas prices or the absence of sufficient land investment segment proceeds and distributions, or if unforeseen circumstances arise that impair our ability to sustain or grow our business, the Company may need to consider further sales of our assets or alternative strategies or we may be forced to wind down our operations, either through liquidation or bankruptcy, and we may not be able to continue as a going concern beyond May 2020.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 19 remained to be sold at March 31, 2019, and a beach club on the portion of the property bordering the Pacific Ocean.

•
Prior to March 7, 2019, the right to receive percentage of sales payments from KD II resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments was entitled to receive payments from KD II based on a percentage of the gross receipts from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments was also entitled to receive 50% of any future distributions otherwise payable from KD II to it members up to $8,000,000, of which $3,500,000 had been received. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed and sold within Increment II by KD II, and Kaupulehu

Developments received percentage of sales payments from those sales. The remaining acreage within Increment II is not yet developed. In February 2019, KD II was granted a 20-year time extension of the allowed zoning for the project that would have otherwise expired in April 2019.

As of March 7, 2019, with the admission of Replay as a new development partner of Increment II, the ownership interests in KD II of KDK and Replay were changed to 55% and 45%, respectively. Additionally, Kaupulehu Developments has the right to receive 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK's cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interest in KD II or KDK through its interest in Kaupulehu Developments. Barnwell also has rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell's existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is now also obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II.

•
Prior to March 7, 2019, we had an indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KDK. As of March 7, 2019, with the admission of Replay as a new development partner of Increment II, we now have an indirect 10.8% non-controlling ownership interest in KD II through KDK. Our indirect interest in the other entities remains unchanged. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. KD I has engaged Replay as a consultant to assist with the sales and marketing strategy of Increment I. Replay does not have an ownership interest in KD I. As of March 31, 2019, 19 lots remained to be sold within Increment I.

•
Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

2)   Prior to February 2019, Barnwell owned an 80% interest in Kaupulehu 2007, LLP ("Kaupulehu 2007"), a Hawaii limited liability limited partnership. In 2018, Kaupulehu 2007 sold the last residential parcel in the Kaupulehu Increment I area. The Kaupulehu 2007 partnership was terminated in February 2019.

Contract Drilling Segment

Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Results of Operations

Summary

The net loss attributable to Barnwell for the three months ended March 31, 2019 totaled $2,125,000, a $2,804,000 decrease in operating results from net earnings of $679,000 for the three months ended March 31, 2018. The following factors affected the results of operations for the three months ended March 31, 2019 as compared to the same period in the prior year:

•	A $2,250,000 gain recognized in the prior year quarter primarily from the sale of oil properties in the Red Earth area of Alberta, Canada; and

•	A $384,000 decrease in contract drilling operating results, before income taxes, primarily due to unforeseen difficulties encountered on two drilling jobs.

Barnwell had a net loss of $6,725,000 for the six months ended March 31, 2019, a $6,387,000 decrease in operating results from net loss of $338,000 for the six months ended March 31, 2018. The following factors affected the results of operations for the six months ended March 31, 2019 as compared to the prior year period:

•
A $3,499,000 decrease in oil and natural gas segment operating results, before income taxes, primarily attributable to a $2,413,000 ceiling test impairment due to lower 12-month rolling average first-day-of-the-month prices, with the remainder of the decrease primarily attributable to lower oil prices received by the Company in the current period, as compared to the same period in the prior year;

•	A $2,250,000 gain recognized in the prior year period primarily from the sale of oil properties in the Red Earth area;

•	A $554,000 decrease in contract drilling operating results, before income taxes, primarily due to unforeseen difficulties encountered on two drilling jobs; and

•	The prior year period includes a $460,000 income tax benefit due to the enactment of changes to U.S. federal income tax laws in December 2017, whereas there was no such benefit in the current period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 5% and 4% in the three and six months ended March 31, 2019, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar decreased 3% at March 31, 2019, as compared to September 30, 2018. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates.

Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net earnings (loss). Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2019 was $130,000, a $311,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $181,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2019 was $283,000, a $96,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $187,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three and six months ended March 31, 2019 and 2018 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2019	2018	$	%
Natural Gas (Mcf)*	$1.88	$1.72	$0.16	9%
Oil (Bbls)**	$44.76	$50.21	$(5.45)	(11%)
Liquids (Bbls)**	$27.75	$46.00	$(18.25)	(40%)

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2019	2018	$	%
Natural Gas (Mcf)*	$1.55	$1.47	$0.08	5%
Oil (Bbls)**	$34.90	$47.98	$(13.08)	(27%)
Liquids (Bbls)**	$31.62	$41.67	$(10.05)	(24%)

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2019	2018	Units	%
Natural Gas (Mcf)*	171,000	71,000	100,000	141%
Oil (Bbls)**	33,000	14,000	19,000	136%
Liquids (Bbls)**	4,000	1,000	3,000	300%

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2019	2018	Units	%
Natural Gas (Mcf)*	311,000	153,000	158,000	103%
Oil (Bbls)**	68,000	31,000	37,000	119%
Liquids (Bbls)**	9,000	2,000	7,000	350%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $252,000 operating loss before general and administrative expenses in the three months ended March 31, 2019, a decrease in operating results of $379,000 as compared to the $127,000 operating profit before general and administrative expenses generated during the same period of the prior year. The oil and natural gas segment generated a $3,276,000 operating loss before general and administrative expenses in the six months ended March 31, 2019, a decrease in operating results of $3,499,000 as compared to the $223,000 operating profit before general and administrative expenses generated during the same period of the prior year. The operating losses in the current year periods include the impact of ceiling test impairments of $243,000 and $2,413,000 for the three and six months ended March 31, 2019, respectively. There were no ceiling test impairments in the same periods of the prior year.

Oil and natural gas revenues increased $1,065,000 (124%) and $1,344,000 (74%) for the three and six months ended March 31, 2019, respectively, as compared to the same periods in the prior year, primarily due to increased oil and natural gas production from the Twining property that was partially offset by decreases in oil and natural gas liquids prices as compared to the same periods in the prior year.

Oil and natural gas operating expenses increased $674,000 (117%) and $1,353,000 (110%) for the three and six months ended March 31, 2019, respectively, as compared to the same periods in the prior year, primarily as a result of increased production as described above.

Oil and natural gas segment depletion increased $527,000 (336%) and $1,077,000 (303%), for the three and six months ended March 31, 2019, respectively, as compared to the same periods in the prior year, primarily due to increases in both production and the depletion rate as a result of the acquisition of working interests in the Twining area in August 2018.

Oil prices received by the Company declined significantly in the quarter ended December 31, 2018, and averaged $25.60 per barrel for those three months due to both the global decrease in oil prices during the period and the impact of significant pipeline and refinery capacity issues in the western Canadian oil markets which significantly impacted the prices received by the Company from its oil marketers for its oil production in the quarter ended December 31, 2018. On December 2, 2018, the Alberta government announced mandatory production cuts, effective January 1, 2019, for larger companies who produce over 10,000 barrels of oil per day. This mandate does not significantly impact Barnwell’s oil production from operated and non-operated properties and is aimed at reducing the unfavorable differential between Canadian oil prices and the benchmark West Texas Intermediate price. Oil prices received by the Company in the quarter ended March 31, 2019 averaged $44.76 per barrel, reflecting more favorable global oil prices as well as the impact of the Alberta government's aforementioned actions. The Alberta government started phasing out this program reducing the production cuts beginning in February and again in April 2019.

On April 30, 2019, Trident Exploration Corp., the operator of certain of the Company's wells in the Wood River area, ceased operations.  The timing of when these wells will re-commence operations is unknown. The Company’s interest in these wells produced approximately $55,000 in operating margin, defined as oil and natural gas revenues less oil and natural gas operating expenses, during the quarter ended March 31, 2019.

Sale of Interest in Leasehold Land

Kaupulehu Developments is entitled to receive percentage of sales payments from the sales of lots and/or residential units in Increment I by KD I. Prior to March 7, 2019, Kaupulehu Developments was also entitled to receive percentage of sales payments from the sales of lots and/or residential units in Increment II by KD II and entitled to receive 50% of any future distributions otherwise payable from KD II to its members up to $8,000,000, of which $3,500,000 was received. Effective March 7, 2019, Kaupulehu Developments' arrangements with regard to payments from the sales of lots and/or residential units in Increment II were changed, as detailed in the Overview section above.

The following table summarizes the percentage of sales payment revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2019	2018	2019	2018
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$165,000	$—
Fees - included in general and administrative expenses	—	—	(20,000)	—
Sale of interest in leasehold land, net of fees paid	$—	$—	$145,000	$—

During the three months ended December 31, 2018, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one single-family lot within Phase II of Increment I. No lots were sold during the three months ended March 31, 2019 or the three and six months ended March 31, 2018.

As of March 31, 2019, 19 single-family lots of the 80 lots developed within Increment I remained to be sold. As discussed in the Overview section above, Replay was admitted as a new development partner of Increment II on March 7, 2019. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract Drilling

Contract drilling revenues decreased $29,000 (3%) and contract drilling costs increased $348,000 (39%) for the three months ended March 31, 2019, as compared to the same period in the prior year. The contract drilling segment generated a $304,000 operating loss before general and administrative expenses in the three months ended March 31, 2019, a decrease in operating results of $384,000 as compared to the $80,000 operating profit generated during the same period of the prior year.

Contract drilling revenues and contract drilling costs increased $292,000 (16%) and $843,000 (49%), respectively, for the six months ended March 31, 2019, as compared to the same period in the prior year. The contract drilling segment generated a $514,000 operating loss before general and administrative expenses in the six months ended March 31, 2019, a decrease in operating results of $554,000 as compared to the $40,000 operating profit generated during the same period of the prior year. The decrease in operating results was due to unforeseen difficulties encountered on two jobs with unusually hard geological formations, which slowed progress on those jobs, and due to unforeseen difficulties in cementing and casing on one of those jobs due to unfavorable weather and geological formation issues.

In March 2019, the Company entered into a contract for the drilling of three water injection wells, and the Company received an advance of $1,250,000, which is reflected in "Other current liabilities" on the Condensed Consolidated Balance Sheet at March 31, 2019. The cash from the advance was used to fund the Company's purchase of a new drilling rig and ancillary equipment, which was in the process of being acquired as of March 31, 2019, and which will be available for use on future jobs after this contract is completed. Unlike the Company's typical water well drilling jobs, which are generally based on a fixed price per lineal foot drilled, this contract is based on a fixed rate per day or fixed rate per hour depending upon the activity. Activity on the job commenced in late April 2019, and the job is estimated to run through September 2019.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of volatility in demand.

General and Administrative Expenses

General and administrative expenses decreased $102,000 (7%) and $35,000 (1)% for the three and six months ended March 31, 2019, as compared to the same periods in the prior year. The decreases were due primarily to a reduction in accrued bonus expense and directors' fees in the current year periods, as compared to the same periods in the prior year.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization increased $531,000 (234%) and $1,070,000 (211%) for the three and six months ended March 31, 2019, respectively, as compared to the same periods in the prior year, primarily due to the increase in oil and natural gas depletion as discussed in the "Oil and natural gas" section above.

Impairment of Assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Due to lower 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices in the current year periods, as compared to the same periods of the prior year, Barnwell's net capitalized costs exceeded the ceiling limitation by $243,000 and $2,413,000 for the three and six months ended March 31, 2019, respectively. There were no ceiling test impairments in the same periods of the prior year.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. In addition, the ceiling test is also impacted by any changes in management's quarterly evaluation of the Company's ability to fund the approximately $14,000,000 of future capital expenditures necessary over the next five years to develop the proved undeveloped reserves that are largely in the Twining area, the value of which is included in the calculation of the ceiling limitation. If facts, circumstances, estimates and assumptions underlying management's assessment of the Company's ability to fund such capital expenditures change such that it is no longer reasonably certain that all of the approximately $14,000,000 of capital expenditures necessary to develop the proved undeveloped reserves can be made, it is likely that we will incur a further ceiling test impairment at that time.

In the three and six months ended March 31, 2018, the Company recorded a $37,000 impairment of its residential parcel held for sale as a result of the sales contract in escrow as of March 31, 2018.

Gain on Sales of Assets

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada. As a result of the significant impact that the sale of Red Earth had on the relationship between capitalized costs and proved reserves of the sold property and retained properties, Barnwell did not credit the sales proceeds to the full cost pool, but instead calculated a gain on the sale of Red Earth of $2,135,000 which was recognized in the three and six months ended March 31, 2018, in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X. Refer to the "Oil and Natural Gas Properties" section below for further information.

Also included in gain on sales of assets for the three and six months ended March 31, 2018 is a $115,000 gain on the sale of Barnwell's interest in natural gas transmission lines and related surface facilities in the Stolberg area in February 2018.

There were no such gains or losses on sales of operating assets recognized in the same periods of the current year.

Equity in Loss of Affiliates

Barnwell’s investment in the Kukio Resort Land Development partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $207,000 during the three months ended March 31, 2019, as compared to allocated losses of $80,000 during the three months ended March 31, 2018. The allocated losses for the three months ended March 31, 2019 and 2018 are due to no lots being sold in either period by the investee partnerships.

Barnwell was allocated partnership losses of $286,000 during the six months ended March 31, 2019, as compared to an allocated loss of $233,000 during the six months ended March 31, 2018. The increase in the allocated partnership losses is due primarily to a decrease in the investee partnerships' real estate office commission income due to a decrease in real estate resale activity in the current year period, as compared to the same period in the prior year.

Income Taxes

Barnwell’s effective consolidated income tax benefit rate for the three and six months ended March 31, 2019, after adjusting earnings (loss) before income taxes for non-controlling interests, was 2% in each period as compared to an effective income tax rate of 22% and an effective income tax benefit rate of 48% for the three and six months ended March 31, 2018, respectively.

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

The repeal of the corporate Alternative Minimum Tax ("AMT") by the Tax Cuts and Jobs Act (“TCJA”), enacted on December 22, 2017, provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $460,000 in the quarter ended December 31, 2017. There was no significant impact of the TCJA during the three and six months ended March 31, 2019.
Net Earnings (Loss) Attributable to Non-controlling Interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net loss attributable to non-controlling interests for the three months ended March 31, 2019 totaled $26,000, as compared to net loss attributable to non-controlling interests of $16,000 for the same period in the prior year. The $10,000 (63%) change is due to an increase in the amount of Kukio Land Development Partnership losses in the current year period as compared to the same period in the prior year.

Net earnings attributable to non-controlling interests for the six months ended March 31, 2019 totaled $1,000, as compared to net loss attributable to non-controlling interests of $33,000 for the same period in the prior year. The $34,000 (103%) change is due to the percentage of sales proceeds received in the current year period as compared to none during the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand and land investment segment proceeds. At March 31, 2019, Barnwell had $5,193,000 in working capital.

Cash Flows

Cash flows used in operations totaled $821,000 for the six months ended March 31, 2019, as compared to cash flows used in operations of $3,461,000 for the same period in the prior year. The $2,640,000 change in operating cash flows for the six months ended March 31, 2019, as compared to the prior year, was due to a $3,099,000 increase in cash flows from operations due to changes in working capital, primarily attributable to the collection of Canadian income tax refunds and an advance received for a contract drilling segment job, partially offset by a $551,000 decrease in contract drilling margin before depreciation and income taxes, primarily due to unforeseen difficulties encountered on two drilling jobs.

Cash flows provided by investing activities totaled $1,425,000 during the six months ended March 31, 2019, as compared to cash flows used in investing activities of $715,000 during the same period of the prior year. The $2,140,000 increase in investing cash flows was primarily due to $741,000 in maturities of certificates of deposit in the current year period as compared to $782,000 in net purchases of certificates of deposit in the prior year period and a $756,000 increase in proceeds from sales of oil and natural gas properties. The current year period's proceeds from sales of oil and natural gas properties are comprised primarily of refunds of Canadian income taxes previously withheld from what otherwise would have been proceeds on prior years' oil and natural gas property sales. Additionally, Barnwell received $352,000 in distributions from equity investees in excess of earnings during the current year period.

Net cash used in financing activities totaled $110,000 for the six months ended March 31, 2019, as compared to $506,000 during the same period of the prior year. The $396,000 change in financing cash flows was due to a decrease in distributions to non-controlling interests in the current year period as compared to the prior year period.

Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $20,000 and $62,000 for the three and six months ended March 31, 2019, respectively, as compared to $23,000 and $200,000 for the same periods in the prior year. Barnwell also invested $392,000 and $488,000 in the three and six months ended March 31, 2019, respectively, for other capital expenditures consisting primarily of contract drilling equipment. Barnwell estimates that total capital expenditures, excluding oil and natural gas property acquisitions and additions and revisions to estimated asset retirement obligations, for fiscal 2019 will range from $1,700,000 to $2,000,000, which includes approximately $1,300,000 for a new contract drilling segment rig and ancillary equipment. This estimate may change as dictated by management’s assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Property Acquisitions and Dispositions

Fiscal 2018 Dispositions

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

In February 2018, Barnwell also sold its interests in natural gas transmission lines and related surface facilities in the Stolberg area of Alberta, Canada, for $118,000, and we recognized a $115,000 gain on the sale.

Fiscal 2019 Acquisitions

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

Asset Retirement Obligation

In April 2019, Barnwell was notified by the Alberta Energy Regulator ("AER") that the AER is preparing an abandonment order for certain of the Company's non-producing wells in the Manyberries area which will either direct owners to abandon wells or apply for the transfer of the wells to the AER, and asked for confirmation of Barnwell’s working interests in wells in the Manyberries area.  Currently the timing and amount of any required cash outflows for Barnwell’s portion of an AER order pertaining to wells at the Manyberries area is unknown.  Of the wells listed by the AER, Barnwell has working interests in approximately 84 gross (9.4 net wells). The estimated asset retirement obligation for all of the Company's wells in the Manyberries area is included in "Asset retirement obligation" in the Condensed Consolidated Balance Sheets.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of March 31, 2019, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2019 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2019 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP

10.2*	Agreement with Respect to Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Acquisition II, LP

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain confidential information has been omitted from a portion of this exhibit

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	May 14, 2019	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP

10.2*	Agreement with Respect to Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Acquisition II, LP

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Certain confidential information has been omitted from a portion of this exhibit