Form 10-Q
period 2019-06-30
BARNWELL INDUSTRIES INC
filed 2019-08-13
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or
[   ]              Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 1-5103
BARNWELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Alakea Street, Suite 2900, Honolulu, Hawaii	96813
(Address of principal executive offices)	(Zip code)

(808) 531-8400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	BRN	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                  ☐ Yes   ☒ No

As of August 7, 2019 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5,035,000	$5,965,000
Certificates of deposit	—	741,000
Accounts and other receivables, net of allowance for doubtful accounts of: $41,000 at June 30, 2019; $42,000 at September 30, 2018	1,997,000	1,965,000
Income taxes receivable	166,000	2,461,000
Other current assets	2,138,000	950,000
Total current assets	9,336,000	12,082,000
Income taxes receivable, net of current portion	460,000	429,000
Asset for retirement benefits	1,029,000	848,000
Investments	711,000	1,608,000
Property and equipment	73,781,000	73,010,000
Accumulated depletion, depreciation, and amortization	(60,749,000)	(56,599,000)
Property and equipment, net	13,032,000	16,411,000
Total assets	$24,568,000	$31,378,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,214,000	$1,191,000
Accrued capital expenditures	135,000	232,000
Accrued compensation	238,000	568,000
Accrued operating and other expenses	1,257,000	1,140,000
Current portion of asset retirement obligation	470,000	444,000
Other current liabilities	1,687,000	54,000
Total current liabilities	5,001,000	3,629,000
Deferred rent	172,000	107,000
Liability for retirement benefits	4,559,000	4,410,000
Asset retirement obligation	6,783,000	6,678,000
Deferred income tax liabilities	178,000	315,000
Total liabilities	16,693,000	15,139,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at June 30, 2019 and September 30, 2018	4,223,000	4,223,000
Additional paid-in capital	1,350,000	1,350,000
Retained earnings	5,183,000	13,253,000
Accumulated other comprehensive loss, net	(666,000)	(514,000)
Treasury stock, at cost: 167,900 shares at June 30, 2019 and September 30, 2018	(2,286,000)	(2,286,000)
Total stockholders' equity	7,804,000	16,026,000
Non-controlling interests	71,000	213,000
Total equity	7,875,000	16,239,000
Total liabilities and equity	$24,568,000	$31,378,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Revenues:
Oil and natural gas	$1,688,000	$616,000	$4,844,000	$2,428,000
Contract drilling	1,689,000	1,193,000	3,839,000	3,051,000
Sale of interest in leasehold land	—	1,310,000	165,000	1,310,000
Gas processing and other	32,000	49,000	119,000	210,000
	3,409,000	3,168,000	8,967,000	6,999,000
Costs and expenses:
Oil and natural gas operating	1,314,000	544,000	3,900,000	1,777,000
Contract drilling operating	1,242,000	1,074,000	3,789,000	2,778,000
General and administrative	1,352,000	1,591,000	4,361,000	4,635,000
Depletion, depreciation, and amortization	731,000	187,000	2,308,000	694,000
Impairment of assets	—	165,000	2,413,000	202,000
Interest expense	—	—	4,000	—
Gain on sales of assets	—	—	—	(2,250,000)
	4,639,000	3,561,000	16,775,000	7,836,000
Loss before equity in (loss) income of affiliates and income taxes	(1,230,000)	(393,000)	(7,808,000)	(837,000)
Equity in (loss) income of affiliates	(259,000)	136,000	(545,000)	(97,000)
Loss before income taxes	(1,489,000)	(257,000)	(8,353,000)	(934,000)
Income tax benefit	(91,000)	(163,000)	(231,000)	(469,000)
Net loss	(1,398,000)	(94,000)	(8,122,000)	(465,000)
Less: Net (loss) earnings attributable to non-controlling interests	(33,000)	280,000	(32,000)	247,000
Net loss attributable to Barnwell Industries, Inc.	$(1,365,000)	$(374,000)	$(8,090,000)	$(712,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.16)	$(0.05)	$(0.98)	$(0.09)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Net loss	$(1,398,000)	$(94,000)	$(8,122,000)	$(465,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	89,000	(76,000)	(194,000)	(263,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	9,000	30,000	42,000	93,000
Total other comprehensive (loss) income	98,000	(46,000)	(152,000)	(170,000)
Total comprehensive loss	(1,300,000)	(140,000)	(8,274,000)	(635,000)
Less: Comprehensive (loss) income attributable to non-controlling interests	(33,000)	280,000	(32,000)	247,000
Comprehensive loss attributable to Barnwell Industries, Inc.	$(1,267,000)	$(420,000)	$(8,242,000)	$(882,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Nine months ended June 30, 2019 and 2018
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2017	8,277,160	$4,223,000	$1,350,000	$15,023,000	$(1,058,000)	$(2,286,000)	$931,000	$18,183,000
Distributions to non-controlling interests	—	—	—	—	—	—	(594,000)	(594,000)
Net loss (earnings)	—	—	—	(712,000)	—	—	247,000	(465,000)
Share-based compensation	—	—	1,000	—	—	—	—	1,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(263,000)	—	—	(263,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	93,000	—	—	93,000
Balance at June 30, 2018	8,277,160	$4,223,000	$1,351,000	$14,311,000	$(1,228,000)	$(2,286,000)	$584,000	$16,955,000

Balance at September 30, 2018	8,277,160	$4,223,000	$1,350,000	$13,253,000	$(514,000)	$(2,286,000)	$213,000	$16,239,000
Cumulative impact from the adoption of ASU No. 2014-09	—	—	—	20,000	—	—	—	20,000
Distributions to non-controlling interests	—	—	—	—	—	—	(110,000)	(110,000)
Net loss	—	—	—	(8,090,000)	—	—	(32,000)	(8,122,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(194,000)	—	—	(194,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	42,000	—	—	42,000
Balance at June 30, 2019	8,277,160	$4,223,000	$1,350,000	$5,183,000	$(666,000)	$(2,286,000)	$71,000	$7,875,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,122,000)	$(465,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in loss of affiliates	545,000	97,000
Depletion, depreciation, and amortization	2,308,000	694,000
Impairment of assets	2,413,000	202,000
Gain on sale of oil and natural gas properties	—	(2,250,000)
Retirement benefits expense	133,000	222,000
Income tax receivable, noncurrent	(31,000)	(460,000)
Deferred rent liability	65,000	65,000
Accretion of asset retirement obligation	452,000	211,000
Deferred income tax (benefit) expense	(134,000)	420,000
Asset retirement obligation payments	(310,000)	(589,000)
Share-based compensation benefit	(31,000)	(6,000)
Retirement plan contributions and payments	(121,000)	(215,000)
Sale of interest in leasehold land, net of fees paid	(124,000)	(1,272,000)
Increase (decrease) from changes in current assets and liabilities	1,326,000	(975,000)
Net cash used in operating activities	(1,631,000)	(4,321,000)
Cash flows from investing activities:
Purchase of certificates of deposit	—	(3,958,000)
Proceeds from the maturity of certificates of deposit	741,000	4,911,000
Distribution from equity investees in excess of earnings	352,000	417,000
Net proceeds from sale of interest in leasehold land	124,000	929,000
Proceeds from sale of oil and natural gas assets	1,519,000	770,000
Payments to acquire oil and natural gas properties	(355,000)	—
Capital expenditures - oil and natural gas	(58,000)	(473,000)
Capital expenditures - all other	(1,221,000)	(114,000)
Increase in notes receivable	(300,000)	—
Net cash provided by investing activities	802,000	2,482,000
Cash flows from financing activities:
Distributions to non-controlling interests	(110,000)	(594,000)
Net cash used in financing activities	(110,000)	(594,000)
Effect of exchange rate changes on cash and cash equivalents	9,000	(309,000)
Net decrease in cash and cash equivalents	(930,000)	(2,742,000)
Cash and cash equivalents at beginning of period	5,965,000	16,281,000
Cash and cash equivalents at end of period	$5,035,000	$13,539,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2019, results of operations and comprehensive loss for the three and nine months ended June 30, 2019 and 2018, and equity and cash flows for the nine months ended June 30, 2019 and 2018, have been made. The results of operations for the period ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

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

Contract Drilling - Through contracts which are normally less than twelve months in duration, Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Under the Topic 606 requirements, Barnwell recognizes revenue from well drilling or the installation of pumps over time based on total costs incurred on the projects relative to the total expected costs to satisfy the performance obligation as management believes this is an accurate representation of the percentage of completion as control is continuously transferred to the customer. Uninstalled materials, which typically consists of well casing or pumps, are excluded in the costs-to-costs calculation for the duration of the contract as including these costs would result in a distortion of progress towards satisfaction of the performance obligation due to the resulting cumulative catch-up in margin in a single period. An equal amount of cost and revenue is recorded when uninstalled materials are controlled by the customer, which is typically when Barnwell has the right to payment for the materials and when the materials are delivered to the customer’s site or location and such materials have been accepted by the customer. Uninstalled materials are held in inventory and included in “Other current assets” on the Company’s Condensed Consolidated Balance Sheets until control is transferred to the customer. When the estimate on a contract indicates a loss, Barnwell records the entire estimated loss in the period the loss becomes known.

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

Unexpected significant inefficiencies that were not considered a risk at the time of entering into the contract, such as design or construction execution errors that result in significant wasted resources, are excluded from the measure of progress toward completion and the costs are expensed as incurred.

To the extent a contract is deemed to have multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. Contract liabilities are included in “Other current liabilities” on the Company’s Condensed Consolidated Balance Sheets. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable, but yet not invoiced, and are included in contract assets and reported in “Other current assets” on the Company’s Condensed Consolidated Balance Sheets.

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

In January 2016, the FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The Company adopted the provisions of this ASU effective October 1, 2018. The adoption of this update did not have an impact on Barnwell's consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash,” which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Thus, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statement of cash flows. The Company adopted the provisions of this ASU effective October 1, 2018. The adoption of this update did not have an impact on Barnwell's consolidated financial statements as Barnwell did not have restricted cash at the time of adoption.

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

Impact of Pending Adoption of Significant Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which seeks to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. In general, a right-of-use asset and lease obligation will be recorded for leases exceeding a twelve-month term whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The balance sheet amount recorded for existing leases at the date of adoption must be calculated using the applicable incremental borrowing rate at the date of adoption. Subsequent to the issuance of ASU No. 2016-02, the FASB issued ASU No. 2018-01, “Land Easement Practical Expedient for Transition to Topic 842,” which provides an optional transition practical expedient to not evaluate existing or expired land easements under the new lease standard, ASU No. 2018-10, “Clarifying Pre-Effective Amendments to the Forthcoming Lease Accounting Rules,” which provides further clarification on certain guidance within ASU No. 2016-02, “Leases,” ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements,” which allows for a transitional method of adopting the new lease standard, and ASU No. 2019-01, “Leases (Topic 842) - Codification Improvements,” which amended certain aspects of the new leasing standard. These ASUs are effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods, and allow for the use of either a full retrospective approach for all periods presented in the period of adoption, or a modified retrospective transition approach. Barnwell is currently evaluating the effect that the adoption of this update will have on the consolidated financial statements.

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

Options to purchase 318,750 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2019 and 2018, as their inclusion would have been antidilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended June 30, 2019
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,365,000)	8,277,160	$(0.16)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,365,000)	8,277,160	$(0.16)

	Nine months ended June 30, 2019
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(8,090,000)	8,277,160	$(0.98)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(8,090,000)	8,277,160	$(0.98)

	Three months ended June 30, 2018
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(374,000)	8,277,160	$(0.05)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(374,000)	8,277,160	$(0.05)

	Nine months ended June 30, 2018
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(712,000)	8,277,160	$(0.09)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(712,000)	8,277,160	$(0.09)

3.    INVESTMENTS

A summary of Barnwell’s non-current investments is as follows:

	June 30, 2019	September 30, 2018
Investment in Kukio Resort Land Development Partnerships	$661,000	$1,558,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total non-current investments	$711,000	$1,608,000

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP (“KKM”), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP (“KDK”) for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I (“Increment I”), and KD II is the developer of Kaupulehu Lot 4A Increment II (“Increment II”). Barnwell’s ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 19 lots remain to be sold at Increment I as of June 30, 2019, as well as from commissions on real estate sales by the real estate sales office.

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

During the nine months ended June 30, 2019 and 2018, Barnwell received net cash distributions in the amount of $314,000 and $373,000, respectively, from the Kukio Resort Land Development Partnerships after distributing $38,000 and $44,000, respectively, to non-controlling interests.

Barnwell has the right to receive distributions from its non-controlling interest in KKM in proportion to its partner capital sharing ratio of 34.45%. Barnwell is entitled to a 100% preferred return up to $1,000,000 from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. With the distribution in the nine months ended June 30, 2019, cumulative distributions from the Kukio Resort Land Development Partnerships totaled $45,000,000. Because we have no control over the distributions from the Kukio Resort Land Development Partnerships and the ability of the Kukio Resort Land Development Partnerships to make such distributions is dependent upon their future sales of lots, we have not recorded any estimated potential preferred return from KKM in our equity in income to date. However, if sufficient distributions are made by the Kukio Resort Land Development Partnerships in the future, Barnwell will have equity in income of affiliates for the recognition of the preferred return. There is no assurance that any future distributions and resulting preferred returns will occur.

Barnwell's share of the operating results of its equity affiliates was a loss of $259,000 and $545,000 for the three and nine months ended June 30, 2019, respectively and income of $136,000 and a loss of $97,000 for the three and nine months ended June 30, 2018, respectively. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $303,000 as of June 30, 2019, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $10,000 and $11,000 for the three and nine months ended June 30, 2019, respectively, and $3,000 and $6,000 for the three and nine months ended June 30, 2018, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended June 30,
	2019	2018
Revenue	$575,000	$3,559,000
Gross profit	$45,000	$1,777,000
Net (loss) earnings	$(1,190,000)	$841,000

	Nine months ended June 30,
	2019	2018
Revenue	$2,894,000	$7,348,000
Gross profit	$896,000	$3,511,000
Net (loss) earnings	$(2,252,000)	$153,000

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 12).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. During the nine months ended June 30, 2019, one single-family lot in Increment I was sold bringing the total amount of gross proceeds from single-family lot sales through June 30, 2019 to $216,400,000. As of June 30, 2019, 19 single-family lots, of the 80 lots developed within Increment I, remained to be sold.

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

Concurrent with the transaction whereby KD II admitted Replay as a new development partner, Kaupulehu Developments entered into new agreements with KD II whereby the aforementioned terms of the former Increment II arrangement were eliminated and Kaupulehu Developments will instead be entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell will not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The new arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is now also obligated to pay an amount equal to 0.72% and 0.2% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated. The new agreements also specify that Kaupulehu Developments was to be paid $1,000,000 by KD II prior to admission of Replay as a partner. This $1,000,000 payment had already been received in June 2018 and is included in the $3,500,000 cumulative total as of March 6, 2019 discussed above.

The Increment I percentage of sales arrangement between Barnwell and KD I remains unchanged.

The following table summarizes the Increment I and Increment II revenues from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$1,310,000	$165,000	$1,310,000
Fees - included in general and administrative expenses	—	(175,000)	(20,000)	(175,000)
Sale of interest in leasehold land, net of fees	$—	$1,135,000	$145,000	$1,135,000

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

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada. As a result of the significant impact that the sale of Red Earth had on the relationship between capitalized costs and proved reserves of the sold property and retained properties, Barnwell did not credit the sales proceeds to the full cost pool, but instead calculated a gain on the sale of Red Earth of $2,135,000 which was recognized in the nine months ended June 30, 2018, in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X.

Also included in gain on sales of assets for the nine months ended June 30, 2018 is a $115,000 gain on the sale of Barnwell's interest in natural gas transmission lines and related surface facilities in the Stolberg area in February 2018.

There were no such gains or losses on sales of operating assets recognized in the current year.

The $1,519,000 of proceeds from sale of oil and gas properties included in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2019, primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on prior years' oil and gas property sales.

Acquisitions

During the quarter ended December 31, 2018, Barnwell acquired additional working interests in oil and natural gas properties located in the Wood River and Twining areas of Alberta, Canada for cash consideration of $355,000. The purchase prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The customary adjustments to the purchase prices were finalized during the quarter ended June 30, 2019, and resulted in an immaterial adjustment.

There were no other oil and natural gas property acquisitions during the nine months ended June 30, 2019.

Impairment of Oil and Natural Gas Properties

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended June 30, 2019. There was a ceiling test impairment of $2,413,000 during the nine months ended June 30, 2019 as a result of the December 31, 2018 and March 31, 2019 ceiling tests. There were no ceiling test impairments in the same periods of the prior year.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. Based on the 12-month rolling average first-day-of-the-month prices for July and August 2019, it is reasonably possible that we will incur a further ceiling test impairment in the Company's fourth quarter ending September 30, 2019. The Company is currently unable to estimate a range of the amount of any potential future reduction in carrying value as variables that impact the ceiling limitation are dependent upon actual results through the end of September 2019.

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

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2019	2018	2019	2018	2019	2018
Service cost	$41,000	$54,000	$6,000	$10,000	$—	$—
Interest cost	92,000	88,000	16,000	19,000	25,000	19,000
Expected return on plan assets	(165,000)	(147,000)	—	—	—	—
Amortization of prior service cost (credit)	2,000	2,000	(2,000)	(1,000)	—	—
Amortization of net actuarial loss (gain)	(3,000)	25,000	(1,000)	3,000	13,000	2,000
Net periodic benefit (income) cost	$(33,000)	$22,000	$19,000	$31,000	$38,000	$21,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2019	2018	2019	2018	2019	2018
Service cost	$141,000	$162,000	$24,000	$30,000	$—	$—
Interest cost	279,000	266,000	58,000	57,000	75,000	57,000
Expected return on plan assets	(486,000)	(443,000)	—	—	—	—
Amortization of prior service cost (credit)	5,000	5,000	(4,000)	(4,000)	—	—
Amortization of net actuarial loss	1,000	74,000	1,000	10,000	39,000	8,000
Net periodic benefit (income) cost	$(60,000)	$64,000	$79,000	$93,000	$114,000	$65,000

The components of net periodic benefit (income) cost, including service cost, are included in “General and administrative” expenses in the Company's Condensed Consolidated Statements of Operations.

Barnwell contributed $115,000 to the Pension Plan during the nine months ended June 30, 2019 and estimates that it will not make any further cash contributions during the remainder of fiscal 2019. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2019 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

6.    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
United States	$(637,000)	$(12,000)	$(3,059,000)	$(2,137,000)
Canada	(819,000)	(525,000)	(5,262,000)	956,000
	$(1,456,000)	$(537,000)	$(8,321,000)	$(1,181,000)

The components of the income tax benefit are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Current	$(63,000)	$(60,000)	$(97,000)	$(889,000)
Deferred	(28,000)	(103,000)	(134,000)	420,000
	$(91,000)	$(163,000)	$(231,000)	$(469,000)

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

In the three months ended June 30, 2019, the Government of Alberta reduced its corporate income tax rate from 12% to 11%, effective July 1, 2019, with further reductions in the rate by 1% on January 1 of every year until it reaches 8% on January 1, 2022.  Because our Canadian operations are currently generating losses and net Canadian deferred tax assets have a full valuation allowance, the reduction in rates had no financial statement impact.

The repeal of the corporate Alternative Minimum Tax (“AMT”) by the Tax Cuts and Jobs Act of 2017 (“TCJA”), enacted on December 22, 2017, provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $460,000 in the quarter ended December 31, 2017 to reflect the undiscounted unused AMT credit carryover balance as a non-current income tax receivable. Respective portions of this balance will be reclassified to current income taxes receivable when amounts are eligible for refund within one year of the balance sheet date.

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

The following tables summarize the impact of adopting Topic 606 on the Company’s Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets:

	Three months ended June 30, 2019
	Impact of changes in accounting policies
	As Reported	Balances without adoption of Topic 606	Effect of change increase (decrease)
Revenues:
Contract drilling	$1,689,000	$1,783,000	$(94,000)
Costs and expenses:
Contract drilling operating	1,242,000	1,373,000	(131,000)
Loss before equity in loss of affiliates and income taxes	(1,230,000)	(1,267,000)	37,000
Loss before income taxes	(1,489,000)	(1,526,000)	37,000
Net loss	(1,398,000)	(1,435,000)	37,000
Less: Net loss attributable to non-controlling interests	(33,000)	(33,000)	—
Net loss attributable to Barnwell Industries, Inc. stockholders	$(1,365,000)	$(1,402,000)	$37,000
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.16)	$(0.17)	$0.01

	Nine months ended June 30, 2019
	Impact of changes in accounting policies
	As Reported	Balances without adoption of Topic 606	Effect of change increase (decrease)
Revenues:
Contract drilling	$3,839,000	$3,201,000	$638,000
Costs and expenses:
Contract drilling operating	3,789,000	3,183,000	606,000
Loss before equity in loss of affiliates and income taxes	(7,808,000)	(7,840,000)	32,000
Loss before income taxes	(8,353,000)	(8,385,000)	32,000
Net loss	(8,122,000)	(8,154,000)	32,000
Less: Net earnings attributable to non-controlling interests	(32,000)	(32,000)	—
Net loss attributable to Barnwell Industries, Inc. stockholders	$(8,090,000)	$(8,122,000)	$32,000
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.98)	$(0.98)	$—

	June 30, 2019
	Impact of changes in accounting policies
	As Reported	Balances without adoption of Topic 606	Effect of change increase (decrease)
ASSETS
Current assets:
Accounts and other receivables, net of allowance for doubtful accounts	$1,997,000	$2,450,000	$(453,000)
Other current assets	2,138,000	1,248,000	890,000
LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	1,687,000	1,302,000	385,000
Equity:
Retained earnings	5,183,000	5,131,000	52,000

The impact in revenue recognition due to the adoption of Topic 606 is primarily from the timing of revenue recognition for uninstalled materials. Refer to Note 1 “Summary of Significant Accounting Policies” for a summary of the Company’s significant policies for revenue recognition. There were no impacts to the oil and natural gas or land investment segments.

Disaggregation of Revenue

The following tables provides information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three and nine months ended June 30, 2019.

	Three months ended June 30, 2019
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,419,000	$—	$—	$—	$1,419,000
Natural gas	152,000	—	—	—	152,000
Natural gas liquids	117,000	—	—	—	117,000
Drilling and pump	—	1,689,000	—	—	1,689,000
Other	—	—	—	15,000	15,000
Total revenues before interest income	$1,688,000	$1,689,000	$—	$15,000	$3,392,000
Geographical regions:
United States	$—	$1,689,000	$—	$—	$1,689,000
Canada	1,688,000	—	—	15,000	1,703,000
Total revenues before interest income	$1,688,000	$1,689,000	$—	$15,000	$3,392,000
Timing of revenue recognition:
Goods transferred at a point in time	$1,688,000	$—	$—	$15,000	$1,703,000
Services transferred over time	—	1,689,000	—	—	1,689,000
Total revenues before interest income	$1,688,000	$1,689,000	$—	$15,000	$3,392,000

	Nine months ended June 30, 2019
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,792,000	$—	$—	$—	$3,792,000
Natural gas	650,000	—	—	—	650,000
Natural gas liquids	402,000	—	—	—	402,000
Drilling and pump	—	3,839,000	—	—	3,839,000
Contingent residual payments	—	—	165,000	—	165,000
Other	—	—	—	69,000	69,000
Total revenues before interest income	$4,844,000	$3,839,000	$165,000	$69,000	$8,917,000
Geographical regions:
United States	$—	$3,839,000	$165,000	$1,000	$4,005,000
Canada	4,844,000	—	—	68,000	4,912,000
Total revenues before interest income	$4,844,000	$3,839,000	$165,000	$69,000	$8,917,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,844,000	$—	$165,000	$69,000	$5,078,000
Services transferred over time	—	3,839,000	—	—	3,839,000
Total revenues before interest income	$4,844,000	$3,839,000	$165,000	$69,000	$8,917,000

Contract Balances

The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2019	October 1, 2018
Accounts receivables from contracts with customers	$1,731,000	$1,245,000
Contract assets	244,000	267,000
Contract liabilities	1,675,000	400,000

Accounts receivables from contracts with customers are included in “Accounts and other receivables, net of allowance for doubtful accounts,” and contract assets, which includes costs and estimated earnings in excess of billings and retainage, are included in “Other current assets.” Contract liabilities, which includes billings in excess of costs and estimated earnings are included in “Other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of June 30, 2019, the Company had $1,675,000 included in “Other current liabilities” on the Condensed Consolidated Balance Sheets for those performance obligations expected to be completed in the next twelve months.

The change in contract assets and liabilities was due primarily to normal business operations. For the nine months ended June 30, 2019, the Company recognized revenue of $25,000 that was previously included in the beginning balance of contract liabilities. Of the increase in contract liabilities, $1,042,000 represents an advanced partial payment received from a contract drilling segment customer that was used by the Company to fund the acquisition of a new drilling rig and ancillary equipment for use on the subject contract. The new drilling rig and ancillary equipment are owned by the Company and will be freely available for use on other future jobs with other customers after completion of the subject contract.

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

Backlog - The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. At June 30, 2019, nearly all of the Company's contract drilling segment contracts, for which revenues are recognized over time on a percentage-of-completion basis, have original expected durations of one year or less.  For such contracts, the Company has elected the optional exemption from disclosure of remaining performance obligations allowed under ASC 606-10-50-14.  The Company has three contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 55% of the remaining performance obligation of $2,896,000 is expected to be recognized in the next twelve months and the remaining, thereafter.

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

As of June 30, 2019, the Company had $336,000 in unamortized preconstruction costs related to contracts that were not completed. During the three and nine months ended June 30, 2019, the amortization of preconstruction costs related to contracts was $80,000 and $129,000, respectively. These amounts have been included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three and nine months ended June 30, 2019.

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

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Revenues:
Oil and natural gas	$1,688,000	$616,000	$4,844,000	$2,428,000
Contract drilling	1,689,000	1,193,000	3,839,000	3,051,000
Land investment	—	1,310,000	165,000	1,310,000
Other	15,000	3,000	69,000	73,000
Total before interest income	3,392,000	3,122,000	8,917,000	6,862,000
Interest income	17,000	46,000	50,000	137,000
Total revenues	$3,409,000	$3,168,000	$8,967,000	$6,999,000
Depletion, depreciation, and amortization:
Oil and natural gas	$639,000	$121,000	$2,072,000	$477,000
Contract drilling	78,000	55,000	195,000	169,000
Other	14,000	11,000	41,000	48,000
Total depletion, depreciation, and amortization	$731,000	$187,000	$2,308,000	$694,000
Impairment:
Oil and natural gas	$—	$—	$2,413,000	$—
Land investment	—	—	—	37,000
Other	—	165,000	—	165,000
Total impairment	$—	$165,000	$2,413,000	$202,000
Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(265,000)	$(49,000)	$(3,541,000)	$174,000
Contract drilling	369,000	64,000	(145,000)	104,000
Land investment	—	1,310,000	165,000	1,273,000
Other	1,000	(173,000)	28,000	(140,000)
Gain on sales of assets	—	—	—	2,250,000
Total operating (loss) profit	105,000	1,152,000	(3,493,000)	3,661,000
Equity in (loss) income of affiliates:
Land investment	(259,000)	136,000	(545,000)	(97,000)
General and administrative expenses	(1,352,000)	(1,591,000)	(4,361,000)	(4,635,000)
Interest expense	—	—	(4,000)	—
Interest income	17,000	46,000	50,000	137,000
Loss before income taxes	$(1,489,000)	$(257,000)	$(8,353,000)	$(934,000)

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Foreign currency translation:
Beginning accumulated foreign currency translation	$642,000	$866,000	$925,000	$1,053,000
Change in cumulative translation adjustment before reclassifications	89,000	(76,000)	(194,000)	(263,000)
Income taxes	—	—	—	—
Net current period other comprehensive income (loss)	89,000	(76,000)	(194,000)	(263,000)
Ending accumulated foreign currency translation	731,000	790,000	731,000	790,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,406,000)	(2,048,000)	(1,439,000)	(2,111,000)
Amortization of net actuarial loss and prior service cost	9,000	30,000	42,000	93,000
Income taxes	—	—	—	—
Net current period other comprehensive income	9,000	30,000	42,000	93,000
Ending accumulated retirement plans benefit cost	(1,397,000)	(2,018,000)	(1,397,000)	(2,018,000)
Accumulated other comprehensive loss, net of taxes	$(666,000)	$(1,228,000)	$(666,000)	$(1,228,000)

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

11.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes refunded, net	$(2,298,000)	$(20,000)
Supplemental disclosure of non-cash investing activities:
Canadian income tax withholding on proceeds from the sale of oil and natural gas properties	$—	$789,000

Capital expenditure accruals related to oil and natural gas exploration and development decreased $93,000 and $152,000 during the nine months ended June 30, 2019 and 2018, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $95,000 during the nine months ended June 30, 2019 and decreased $399,000 during the nine months ended June 30, 2018.

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

During the nine months ended June 30, 2019, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one lot within Increment I. During the nine months ended June 30, 2018, Barnwell received $1,310,000 in payments, of which $1,000,000 was related to the 50% of distributions otherwise payable from KD II to its members after the members of KD II received distributions equal to the original basis of capital invested in the project. The remaining $310,000 in payments was due to percentage of sales payments from KD I from the sale of one lot within Increment I.

13.    PROMISSORY NOTE RECEIVABLE

On March 27, 2019, the Company made a $300,000 loan to Mr. Terry Johnston, an affiliate of the Company through his controlling interests in certain entities within our land investment segment partnerships, and the Company was given an unsecured promissory note in return. The maturity date of the note is July 31, 2019, whereupon all principal and interest outstanding is due. Interest accrues at 8% per annum on the unpaid principal amount. In the event of default, the interest rate increases by 5%. The note includes a limited joinder that specifies that in the event of default, any fees otherwise due to Nearco, Inc., an entity controlled by Mr. Johnston, by Kaupulehu Developments may be applied to amounts due under the note. The note receivable was included in “Other current assets” in the Condensed Consolidated Balance Sheet as of June 30, 2019. Subsequent to June 30, 2019, the promissory note receivable, including accrued interest, was paid in full.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the evaluation of recoverability of assets, depletion of our oil and natural gas properties, income taxes and asset retirement obligation which are discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2019. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Management believes our current cash balances and estimated future revenues will be sufficient to fund the Company's estimated cash outflows for the next 12 months from the date of this report. The drilling of oil and natural gas wells to convert proved undeveloped reserves to proved producing reserves will need to commence in order to work towards abatement of declining oil and natural gas cash flows from currently producing properties as those properties mature. Without sufficient oil and natural gas and land investment segments cash inflows, our ability to develop our recently acquired proved undeveloped reserves will be diminished. Management is seeking financing for the drilling of new wells in the next 12 months, particularly in the Twining area, however if we are unable to obtain such financing or if the financing is not obtained in sufficient time or is not of sufficient magnitude, and if our projected cash outflows for operating and general and administrative expenses continue to exceed our cash inflows because of low oil and natural gas prices or the absence of sufficient land investment segment proceeds and distributions, or if unforeseen circumstances arise that impair our ability to sustain or grow our business, the Company will need to consider further sales of our assets or alternative strategies or we may be forced to wind down our operations, either through liquidation or bankruptcy, and we may not be able to continue as a going concern beyond August 2020.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model with an expected loss model referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. This ASU is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The FASB has subsequently issued other related ASUs, which amend ASU 2016-13 to provide clarification and additional guidance. The Company is currently evaluating the impact of these standards, but does not believe they will have a material impact on Barnwell's consolidated financial statements.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)   Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 19 remained to be sold at June 30, 2019, and a beach club on the portion of the property bordering the Pacific Ocean.

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

•
Prior to March 7, 2019, we had an indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KDK. As of March 7, 2019, with the admission of Replay as a new development partner of Increment II, we now have an indirect 10.8% non-controlling ownership interest in KD II through KDK. Our indirect interest in the other entities remains unchanged. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. KD I has engaged Replay as a consultant to assist with the sales and marketing strategy of Increment I. Replay does not have an ownership interest in KD I. As of June 30, 2019, 19 lots remained to be sold within Increment I.

•
Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

2)   Prior to February 2019, Barnwell owned an 80% interest in Kaupulehu 2007, LLLP (“Kaupulehu 2007”), a Hawaii limited liability limited partnership. In 2018, Kaupulehu 2007 sold the last residential parcel in the Kaupulehu Increment I area. The Kaupulehu 2007 partnership was terminated in February 2019.

Contract Drilling Segment

Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Contract drilling results are highly dependent upon the quantity, dollar value and timing of contracts awarded by governmental and private entities and can fluctuate significantly.

Results of Operations

Summary

Barnwell had a net loss of $1,365,000 for the three months ended June 30, 2019, a $991,000 decrease in operating results from net loss of $374,000 for the three months ended June 30, 2018. The decrease was primarily due to $1,310,000 in land investment segment revenues in the prior year quarter whereas there were none in the current year quarter.

Barnwell had a net loss of $8,090,000 for the nine months ended June 30, 2019, a $7,378,000 decrease in operating results from net loss of $712,000 for the nine months ended June 30, 2018. The following factors affected the results of operations for the nine months ended June 30, 2019 as compared to the prior year period:

•
A $3,715,000 decrease in oil and natural gas segment operating results, before income taxes, primarily attributable to a $2,413,000 ceiling test impairment due to lower 12-month rolling average first-day-of-the-month prices, with the remainder of the decrease primarily attributable to both lower oil prices and a higher depletion rate per unit in the current period, as compared to the same period in the prior year;

•	A $2,250,000 gain recognized in the prior year period primarily from the sale of oil properties in the Red Earth area;

•
A $1,108,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests' share of such profits, due to a decrease in sales proceeds received as compared to the prior year period;

•	A $249,000 decrease in contract drilling operating results, before income taxes, primarily due to unforeseen difficulties encountered on two drilling jobs;

•	A $448,000 increase in equity in losses of affiliates as a result of decreased Kukio Resort Land Development Partnerships’ lot sales revenues and real estate resale commission revenues; and

•	The prior year period includes a $460,000 income tax benefit due to the enactment of changes to U.S. federal income tax laws in December 2017, whereas there was no such benefit in the current period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 3% and 4% in the three and nine months ended June 30, 2019, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar decreased 1% at June 30, 2019, as compared to September 30, 2018. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net earnings (loss). Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2019 was $89,000, a $165,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $76,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2019 was $194,000, a $69,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $263,000 for the same period in the prior year. There were no taxes on other comprehensive (loss) income due to foreign currency translation adjustments in the three and nine months ended June 30, 2019 and 2018 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2019	2018	$	%
Natural Gas (Mcf)*	$0.87	$0.72	$0.15	21%
Oil (Bbls)**	$52.56	$55.20	$(2.64)	(5%)
Liquids (Bbls)**	$23.40	$44.00	$(20.60)	(47%)

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2019	2018	$	%
Natural Gas (Mcf)*	$1.31	$1.24	$0.07	6%
Oil (Bbls)**	$39.92	$49.74	$(9.82)	(20%)
Liquids (Bbls)**	$28.70	$42.32	$(13.62)	(32%)

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2019	2018	Units	%
Natural Gas (Mcf)*	170,000	67,000	103,000	154%
Oil (Bbls)**	27,000	10,000	17,000	170%
Liquids (Bbls)**	5,000	1,000	4,000	400%

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2019	2018	Units	%
Natural Gas (Mcf)*	481,000	220,000	261,000	119%
Oil (Bbls)**	95,000	41,000	54,000	132%
Liquids (Bbls)**	14,000	3,000	11,000	367%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $265,000 operating loss before general and administrative expenses in the three months ended June 30, 2019, a decrease in operating results of $216,000 as compared to the $49,000 operating loss before general and administrative expenses generated during the same period of the prior year. The oil and natural gas segment generated a $3,541,000 operating loss before general and administrative expenses in the nine months ended June 30, 2019, a decrease in operating results of $3,715,000 as compared to the $174,000 operating profit before general and administrative expenses generated during the same period of the prior year. There was no ceiling test impairment during the three months ended June 30, 2019 and a $2,413,000 ceiling test impairment included in the operating loss for the nine months ended June 30, 2019. There were no ceiling test impairments in the same periods of the prior year.

Oil and natural gas revenues increased $1,072,000 (174%) and $2,416,000 (100%) for the three and nine months ended June 30, 2019, respectively, as compared to the same periods in the prior year, primarily due to increased oil, natural gas and natural gas liquids production from the Twining property that was partially offset by decreases in oil and natural gas liquids prices as compared to the same periods in the prior year.

Oil and natural gas operating expenses increased $770,000 (142%) and $2,123,000 (119%) for the three and nine months ended June 30, 2019, respectively, as compared to the same periods in the prior year, primarily as a result of increased production as described above.

Oil and natural gas segment depletion increased $518,000 (428%) and $1,595,000 (334%), for the three and nine months ended June 30, 2019, respectively, as compared to the same periods in the prior year, primarily due to increases in both production and the depletion rate as a result of the acquisition of working interests in the Twining area in August 2018.

Although production increased in the current year periods due largely to the Twining area acquisition in August 2018, lower oil prices and the higher depletion rate per unit were the primary drivers of the decrease in operating results before ceiling test impairments and general and administrative expenses in the current year periods, as compared to the same periods in the prior year.

Oil prices received by the Company declined significantly in the quarter ended December 31, 2018, and averaged $25.60 per barrel for those three months due to both the global decrease in oil prices during the period and the impact of significant pipeline and refinery capacity issues in the western Canadian oil markets which significantly impacted the prices received by the Company from its oil marketers for its oil production in the quarter ended December 31, 2018. On December 2, 2018, the Alberta government announced mandatory production cuts, effective January 1, 2019, for larger companies who produce over 10,000 barrels of oil per day. This mandate does not significantly impact Barnwell’s oil production from operated and non-operated properties and is aimed at reducing the unfavorable differential between Canadian oil prices and the benchmark West Texas Intermediate price. Oil prices received by the Company in the six months following the January 1, 2019 mandatory production cuts averaged $48.27 per barrel, reflecting more favorable global oil prices as well as the impact of the Alberta government's aforementioned actions. The Alberta government started phasing out this program reducing the production cuts beginning in February and has continued the phase-outs since then with the latest announcement easing the future curtailment limit for September 2019 production. The government's authority to limit production ends December 31, 2019.

On April 30, 2019, Trident Exploration Corp., the operator of certain of the Company's wells in the Wood River area, ceased operations.  A receiver has been appointed and production from these wells remains shut-in. The timing of when these wells will re-commence operations is unknown. The Company’s interest in these wells produced approximately $55,000 in operating margin, defined as oil and natural gas revenues less oil and natural gas operating expenses, during the quarter ended March 31, 2019.

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

The following table summarizes the revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2019	2018	2019	2018
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$1,310,000	$165,000	$1,310,000
Fees - included in general and administrative expenses	—	(175,000)	(20,000)	(175,000)
Sale of interest in leasehold land, net of fees paid	$—	$1,135,000	$145,000	$1,135,000

During the nine months ended June 30, 2019, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one lot within Increment I. During the three and nine months ended June 30, 2018, Barnwell received a $310,000 percentage of sales payment from KD I from the sale of one lot within Increment I and $1,000,000 from KD II which represented an amount equal to 50% of the distributions otherwise payable from KD II to its members after the members of KD II received distributions equal to the original basis of capital invested in the project.

As of June 30, 2019, 19 single-family lots of the 80 lots developed within Increment I remained to be sold. As discussed in the Overview section above, Replay was admitted as a new development partner of Increment II on March 7, 2019. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract Drilling

Contract drilling revenues increased $496,000 (42%) and contract drilling costs increased $168,000 (16%) for the three months ended June 30, 2019, as compared to the same period in the prior year. The contract drilling segment generated a $369,000 operating profit before general and administrative expenses in the three months ended June 30, 2019, an increase in operating results of $305,000 as compared to the $64,000 operating profit generated during the same period of the prior year. The increase in operating results was due to a new well drilling job that is based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Additionally, the contract for this new job include revenues from a contract payment that was used to fund the Company's purchase of a new drilling rig and ancillary equipment, which will be available for use on other future jobs with other customers after this contract is completed. Revenue from this contract payment is being recognized over the expected term of the contract based on the percentage-of-completion method. The increase was partially offset by a decrease in operating results due to unforeseen issues with pump testing equipment at another well drilling job.

Contract drilling revenues and contract drilling costs increased $788,000 (26%) and $1,011,000 (36%), respectively, for the nine months ended June 30, 2019, as compared to the same period in the prior year. The contract drilling segment generated a $145,000 operating loss before general and administrative expenses in the nine months ended June 30, 2019, a decrease in operating results of $249,000 as compared to the $104,000 operating profit generated during the same period of the prior year. The decrease in operating results was due to unforeseen difficulties encountered on two jobs with unusually hard geological formations, which slowed progress on those jobs, and cementing and casing issues on one of those jobs due to unfavorable weather and geological formation issues as well as issues with pump testing equipment. The decrease was partially offset by the favorable impact of the new well drilling job discussed above.

Although the contract drilling segment continues to work on contracts in backlog, work on the new well drilling job discussed above was put on hold by the customer in July 2019 as the customer is awaiting the necessary regulatory approvals to proceed with further well drilling. The timing of when work will re-commence is unknown.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of volatility in demand.

General and Administrative Expenses

General and administrative expenses decreased $239,000 (15%) and $274,000 (6%) for the three and nine months ended June 30, 2019, respectively, as compared to the same periods in the prior year. The decreases were due primarily to a decrease in professional fees related to land investment segment proceeds and a reduction in accrued bonus expense and directors' fees in the current year periods, as compared to the same periods in the prior year.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization increased $544,000 (291%) and $1,614,000 (233%) for the three and nine months ended June 30, 2019, respectively, as compared to the same periods in the prior year, primarily due to the increase in oil and natural gas depletion as discussed in the “Oil and natural gas” section above.

Impairment of Assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended June 30, 2019. There was a ceiling test impairment of $2,413,000 during the nine months ended June 30, 2019 as a result of the December 31, 2018 and March 31, 2019 ceiling tests. There were no ceiling test impairments in the same periods of the prior year.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. Based on the 12-month rolling average first-day-of-the-month prices for July and August 2019, it is reasonably possible that we will incur a further ceiling test impairment in the Company's fourth quarter ending September 30, 2019. The Company is currently unable to estimate a range of the amount of any potential future reduction in carrying value as variables that impact the ceiling limitation are dependent upon actual results through the end of September 2019.

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

In the nine months ended June 30, 2018, the Company recorded a $37,000 impairment of its residential parcel held for sale. The parcel was sold in August 2018.

In May 2018, the Kilauea volcano on the island of Hawaii erupted in the district of Puna on the eastern part of the island. Lava flows subsequently covered all of the approximately sixteen acres of land in the district of Puna that Barnwell owns. As a result, Barnwell wrote off the entire $165,000 carrying value of the sixteen acres during the three and nine months ended June 30, 2018.

Gain on Sales of Assets

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada. As a result of the significant impact that the sale of Red Earth had on the relationship between capitalized costs and proved reserves of the sold property and retained properties, Barnwell did not credit the sales proceeds to the full cost pool, but instead calculated a gain on the sale of Red Earth of $2,135,000 which was recognized in the nine months ended June 30, 2018, in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X. Refer to the "Oil and Natural Gas Properties" section below for further information.

Also included in gain on sales of assets for the nine months ended June 30, 2018 is a $115,000 gain on the sale of Barnwell's interest in natural gas transmission lines and related surface facilities in the Stolberg area in February 2018.

There were no such gains or losses on sales of operating assets recognized in the current year.

Equity in Loss of Affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $259,000 during the three months ended June 30, 2019, as compared to allocated income of $136,000 during the three months ended June 30, 2018. The allocated income for the three months ended June 30, 2018, was due to one lot sale in Increment I, whereas there were no lots sold during the three months ended June 30, 2019. In addition, the investee partnerships' real estate office commission income decreased due to a decrease in real estate resale activity in the current year period, as compared to the same period in the prior year.

Barnwell was allocated partnership losses of $545,000 during the nine months ended June 30, 2019, as compared to an allocated loss of $97,000 during the nine months ended June 30, 2018. The increase in the allocated partnership losses is due primarily to a decrease in both the investee partnerships' lot sales revenues and real estate office commission income due to a decrease in real estate resale activity in the current year period, as compared to the same period in the prior year.

Income Taxes

Barnwell’s effective consolidated income tax benefit rate for the three and nine months ended June 30, 2019, after adjusting loss before income taxes for non-controlling interests, was 6% and 3%, respectively, as compared to an effective income tax benefit rate of 30% and 40% for the three and nine months ended June 30, 2018, respectively.
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

In the three months ended June 30, 2019, the Government of Alberta reduced its corporate income tax rate from 12% to 11%, effective July 1, 2019, with further reductions in the rate by 1% on January 1 of every year until it reaches 8% on January 1, 2022.  Because our Canadian operations are currently generating losses and net Canadian deferred tax assets have a full valuation allowance, the reduction in rates had no financial statement impact.

The repeal of the corporate Alternative Minimum Tax (“AMT”) by the Tax Cuts and Jobs Act (“TCJA”), enacted on December 22, 2017, provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $460,000 in the quarter ended December 31, 2017.
Net Earnings (Loss) Attributable to Non-controlling Interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has interests.

Net loss attributable to non-controlling interests totaled $33,000 and $32,000 for the three and nine months ended June 30, 2019, respectively, as compared to net earnings attributable to non-controlling interests of $280,000 and $247,000, for the same periods in the prior year. The change of $313,000 (112%) and $279,000 (113%) for the three and nine months, respectively, is primarily due to the decrease in percentage of sales proceeds received in the current year periods as compared to the same periods in the prior year.

Liquidity and Capital Resources

At June 30, 2019, Barnwell had $4,335,000 in working capital, which included $5,035,000 in cash.

Cash Flows

Cash flows used in operations totaled $1,631,000 for the nine months ended June 30, 2019, as compared to cash flows used in operations of $4,321,000 for the same period in the prior year. The $2,690,000 change in operating cash flows for the nine months ended June 30, 2019, as compared to the prior year, was due to a $2,301,000 increase in cash flows from operations due to changes in working capital, primarily attributable to the collection of Canadian income tax refunds and an advance received for a contract drilling segment job.

Cash flows provided by investing activities totaled $802,000 during the nine months ended June 30, 2019, as compared to cash flows provided by investing activities of $2,482,000 during the same period of the prior year. The $1,680,000 decrease in cash flows provided by investing activities was primarily due to a $692,000 increase in capital expenditures in the current year period, primarily related to the acquisition of a new contract drilling segment water well drilling rig and ancillary equipment, and an $805,000 decrease in proceeds from sales of leasehold land interests.

Net cash used in financing activities totaled $110,000 for the nine months ended June 30, 2019, as compared to $594,000 during the same period of the prior year. The $484,000 change in financing cash flows was due to a decrease in distributions to non-controlling interests in the current year period as compared to the prior year period.

Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, were not significant for the three and nine months ended June 30, 2019, as compared to $121,000 and $321,000 for the same periods in the prior year. Barnwell also invested $733,000 and $1,221,000 in the three and nine months ended June 30, 2019, respectively, for other capital expenditures consisting primarily of contract drilling equipment.

Barnwell estimates that capital expenditures for the development of our oil and natural gas properties for the remainder of fiscal 2019, excluding additions and revisions to estimated asset retirement obligations, will be approximately $1,300,000 for the commencement of the drilling of its first horizontal well at its Twining property in Alberta, Canada. The subsequent completion and pipeline construction costs, estimated to be approximately $1,400,000, are expected to be incurred in the first quarter of fiscal 2020, the quarter ending December 31, 2019, and are subject to market conditions and contingent on financing that is yet to be secured. The Company also plans to participate in the drilling of another oil well for approximately $600,000 at Spirit River, Alberta, Canada, in the first quarter of fiscal 2020. These estimates may change as dictated by management’s assessment of the oil and natural gas environment and prospects.

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

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada to two separate independent third parties. The sales prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of October 1, 2017 to the closing date, for a combined adjusted sales price of $1,367,000. Barnwell recorded a gain on the sale of Red Earth of $2,135,000 in the nine months ended June 30, 2018, which included asset retirement obligations of $1,666,000 assumed by the purchaser. From Barnwell's net proceeds, $752,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes.

In February 2018, Barnwell also sold its interests in natural gas transmission lines and related surface facilities in the Stolberg area of Alberta, Canada, for $118,000, and we recognized a $115,000 gain on the sale in the nine months ended June 30, 2018.

Fiscal 2019 Acquisitions

During the quarter ended December 31, 2018, Barnwell acquired additional working interests in oil and natural gas properties located in the Wood River and Twining areas of Alberta, Canada for cash consideration of $355,000. The purchase prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The customary adjustments to the purchase prices were finalized during the quarter ended June 30, 2019, and resulted in an immaterial adjustment.

Asset Retirement Obligation

In April 2019, Barnwell was notified by the Alberta Energy Regulator (“AER”) that the AER is preparing an abandonment order for certain of the Company's non-producing wells in the Manyberries area which will either direct owners to abandon wells or apply for the transfer of the wells to the AER, and asked for confirmation of Barnwell’s working interests in wells in the Manyberries area.  Currently the timing and amount of any required cash outflows for Barnwell’s portion of an AER order pertaining to wells at the Manyberries area is unknown.  Of the wells listed by the AER, Barnwell has working interests in approximately 84 gross (9.4 net wells). The estimated asset retirement obligation for all of the Company's wells in the Manyberries area is included in “Asset retirement obligation” in the Condensed Consolidated Balance Sheets.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of June 30, 2019, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2019 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 13, 2019	/s/ Russell M. Gifford
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