Form 10-K
period 2019-09-30
BARNWELL INDUSTRIES INC
filed 2019-12-23
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
or
[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-5103
BARNWELL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	72-0496921
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1100 Alakea Street, Suite 2900, Honolulu, Hawaii	96813-2840
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code:  (808) 531-8400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	BRN	NYSE American
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was $3,839,000.
As of December 3, 2019 there were 8,277,160 shares of common stock outstanding.
Documents Incorporated by Reference
1.            Proxy statement, to be forwarded to stockholders on or about January 16, 2020, is incorporated by reference in Part III hereof.

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

InSite	-	InSite Petroleum Consultants Ltd.
Kaupulehu 2007	-	Kaupulehu 2007, LLLP
KD I	-	KD Acquisition, LLLP, formerly known as WB KD Acquisition, LLC (“WB”)
KD II	-	KD Acquisition II, LP, formerly known as WB KD Acquisition, II, LLC (“WBKD”)
KD Kona	-	KD Kona 2013 LLLP
KKM Makai	-	KKM Makai, LLLP
Kukio Resort Land Development Partnerships	-
The following partnerships in which Barnwell owns non-controlling interest:
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

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2019 represented Barnwell’s 63rd year of operations. Barnwell operates in the following three principal business segments:

•	Oil and Natural Gas Segment - Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada.

•	Land Investment Segment - Barnwell invests in land interests in Hawaii.

•	Contract Drilling Segment - Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

Oil and Natural Gas Segment

Overview

Barnwell acquires and develops crude oil and natural gas assets in the province of Alberta, Canada via two corporate entities, Barnwell of Canada and Octavian Oil. Barnwell of Canada is a U.S. incorporated company that has been active in Canada for over 50 years, primarily as a non-operator participating in exploration projects operated by others. Octavian Oil is a Canadian company, set up in 2016, to achieve growth through the acquisition of crude oil reserves and development of those reserves through horizontal well drilling and completion techniques.

Strategy

Since 2013, Barnwell has transformed its Canadian oil and natural gas segment operation from a 90% non-operated production base, most of which was from its 40-year-old Dunvegan gas field, to a more operated production base. In 2013, only about 20% of Barnwell’s production was conventional oil, and capital investments were being directed towards heavy oil drilling projects in the province of Saskatchewan. In 2014 Barnwell sold all of its heavy oil properties, and in 2015 Barnwell sold its Dunvegan gas property. These sales allowed Barnwell to minimize the effects of the subsequent commodity price collapse in 2015 and downstream transportation issues. Barnwell of Canada retained its core conventional oil assets and, since 2015, has acquired various conventional oil interests in Alberta from other companies to consolidate interests in these core properties. In February 2018, Barnwell sold its interest in its oil and natural gas property Red Earth. In August 2018, Barnwell closed a significant acquisition of conventional oil assets and infrastructure in the Twining area of Alberta. At September 30, 2019 and September 30, 2018, Barnwell’s reserves were approximately 80% operated and 65% conventional oil and natural gas liquids. In November 2019, Barnwell commenced the drilling of a development well in the Twining area of Alberta. Twenty-six fracture stages were completed in early December 2019 and connection of the well into operating facilities via pipeline is planned, however the results of fracing are not yet known as of the date of this report.

Operations

All acquisitions, operational and developmental activities in the Twining area are the responsibility of the President and Chief Operating Officer of Octavian Oil with the approvals for major expenditures secured from Barnwell’s senior executive management and Board of Directors.

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

On August 28, 2018, Barnwell completed the acquisition of interests in oil and natural gas properties located in the Twining area of Alberta, Canada, from an independent third party. The purchase price per the agreement was $10,362,000, which took into account estimated customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2018 to the closing date. The final determination of the customary adjustments to the purchase price resulted in a $172,000 reduction in the purchase price in the year ended September 30, 2019, bringing the final purchase price to $10,190,000. Barnwell also assumed $3,076,000 in asset retirement obligations associated with the Twining acquisition. This acquisition represented a significant step in Barnwell’s long-term strategy to transform its Canadian operations to having almost exclusively conventional light and medium oil assets. This was a strategic purchase by the Company of what is now its largest oil and natural gas property. The Twining assets, which Barnwell operates, are expected to provide Barnwell with relatively low decline oil production, significant upside from a large volume of oil-in-place, operated infrastructure, and an advantageous geographic location in Central Alberta.

Our proved undeveloped reserves, which are primarily attributable to Twining, are estimated to be converted to proved developed reserves through future capital expenditures by Barnwell of approximately $13,000,000 for the development of 12 gross (8.82 net) wells over the next five years.

Preparation of Reserve Estimates

Barnwell’s reserves are estimated by our independent petroleum reserve engineers, InSite Petroleum Consultants Ltd. (“InSite”), in accordance with generally accepted petroleum engineering and evaluation principles and techniques and rules and regulations of the SEC. All information with respect to the Company’s reserves in this Form 10-K is derived from the report of InSite. A copy of the report issued by InSite is filed with this Form 10-K as Exhibit 99.1.

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

Barnwell has a Reserves Committee consisting of four of the five independent directors, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer. The Reserves Committee

was established to ensure the independence of the Company’s petroleum reserve engineers. The Reserves Committee is responsible for reviewing the annual reserve evaluation report prepared by the independent petroleum reserve engineering firm and ensuring that the reserves are reported fairly in a manner consistent with applicable standards. The Reserves Committee meets annually to discuss reserve issues and policies and to meet with Company personnel and the independent petroleum reserve engineers.

Barnwell of Canada's President and Chief Operating Officer, who is a professional engineer with over 35 years of relevant experience in all facets of the oil and natural gas industry in Canada and is a member of the Association of Professional Engineers and Geoscientists of Alberta, has primary responsibility for the preparation of the Company’s reserve estimates by our independent reserve engineers. Accounting and land support is provided by Barnwell of Canada staff as needed.

Reserves

The amounts set forth in the following table, based on InSite’s evaluation of our reserves, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2019 on all properties in which Barnwell has an interest. All of our oil and natural gas reserves are located in Canada and are based on constant dollar price and cost assumptions. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2018.

	As of September 30, 2019
	Estimated Net Proved Developed Reserves	Estimated Net Proved Undeveloped Reserves	Estimated Net Proved Reserves
Oil, including natural gas liquids (Bbls)	529,000	890,000	1,419,000
Natural gas (Mcf)	1,900,000	2,620,000	4,520,000
Total (Boe)	856,000	1,342,000	2,198,000

During fiscal 2019, Barnwell’s total net proved developed reserves of oil and natural gas liquids decreased by 164,000 Bbls (24%) and total net proved developed reserves of natural gas decreased by 499,000 Mcf (21%), for a combined decrease of 251,000 Boe (23%). The decrease in oil and natural gas liquids reserves and natural gas reserves were primarily the result of current year production.

Net proved undeveloped reserves, which primarily relate to our Twining area, totaled 890,000 Bbls of oil and natural gas liquids and 2,620,000 Mcf of gas as of September 30, 2019. During fiscal 2019, total net proved undeveloped reserves of oil and natural gas liquids decreased by 7,000 Bbls (1%) and total net proved undeveloped reserves of gas decreased by 36,000 Mcf (1%). Our net proved undeveloped reserves are planned for development within five years and are based on approximately $13,000,000 of future estimated capital expenditures to develop 12 gross (8.82 net) wells. Eleven gross (8.54 net) wells are in the Twining area while one gross (0.28 net) well is in the Spirit River area. The Spirit River development well started drilling in September 2019 and one gross (1.0 net) Twining development well started drilling in November 2019. The ability of Barnwell to convert the undeveloped reserves to developed reserves will be heavily influenced by the cash flows generated by the oil and natural gas segment, the results of such drilling, and the ability of the Company to raise sufficient funds that may be needed for any potential future capital financing.

The following table sets forth Barnwell’s oil and natural gas net reserves at September 30, 2019, by property name, based on information prepared by InSite, as well as net production and net revenues by property name for the year ended September 30, 2019. The reserve data in this table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at September 30, 2019, the date of the projection.

	As of September 30, 2019				For the year ended September 30, 2019
	Net Proved Producing Reserves		Total Net Proved Reserves		Net Production		Net Revenues
Property Name	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (Bbls)	Gas (Mcf)	Oil & NGL	Gas
Bonanza/Balsam	54	118	54	118	16,000	36,000	$606,000	$46,000
Hillsdown	8	29	8	29	4,000	44,000	170,000	56,000
Progress	20	221	38	443	3,000	68,000	141,000	81,000
Spirit River	39	30	98	207	4,000	11,000	157,000	11,000
Twining	328	1,177	1,163	3,692	94,000	372,000	3,786,000	462,000
Wood River	58	31	58	31	18,000	3,000	661,000	6,000
Other properties	—	—	—	—	2,000	94,000	111,000	112,000
Total	507	1,606	1,419	4,520	141,000	628,000	$5,632,000	$774,000

Net proved reserves that are attributable to existing producing wells are primarily determined using decline curve analysis and rate transient analysis, which incorporates the principles of hydrocarbon flow. Net proved reserves attributable to producing wells with limited production history and for undeveloped locations are estimated using performance from analogous wells in the surrounding area and geologic data to assess the reservoir continuity. Technologies relied on to establish reasonable certainty of economic producibility include electrical logs, radioactivity logs, core analyses, geologic maps and available production data, seismic data and well test data.

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%) as of September 30, 2019. Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions. Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending as of the balance sheet date and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes. The amounts below include future cash flows from reserves that are currently proved undeveloped reserves and do not deduct general and administrative or interest expenses.

Year ending September 30,
2020	$(312,000)
2021	1,131,000
2022	1,098,000
Thereafter	(4,865,000)
Undiscounted future net cash flows, after income taxes	$(2,948,000)

Standardized measure of discounted future net cash flows	$2,310,000	*
_______________________________________________
*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s oil and natural gas reserves. An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $1.23 per Mcf and an oil price of $45.46 per Bbl) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

In December 2018, the Society of Petroleum Evaluation Engineers and associated industry professionals updated the Canadian Oil and Gas Evaluation (“COGE”) Handbook. The updates clarify and streamline existing guidelines and offer additional guidance regarding Canadian reserves evaluations. Barnwell has included all abandonment, decommissioning and reclamation costs and inactive well costs in accordance with best practice recommendations into the Company’s September 30, 2019 year-end reserve report.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. All of Barnwell’s net production in fiscal 2019, 2018 and 2017 was derived in Alberta, Canada. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The 2018 volumes reflect volumes from the Twining acquisition only from the closing date of August 28, 2018.

	Year ended September 30,
	2019	2018	2017
Annual net production:
Natural gas (Mcf)	628,000	328,000	378,000
Oil (Bbls)	123,000	62,000	81,000
Natural gas liquids (Bbls)	18,000	5,000	5,000
Total (Boe)	250,000	123,000	151,000
Total (Mcfe)	1,446,000	717,000	877,000
Annual average sales price per unit of production:
Mcf of natural gas*	$1.15	$1.12	$1.98
Bbl of oil**	$41.84	$51.53	$40.72
Bbl of natural gas liquids**	$25.84	$43.02	$30.19
Annual average production cost per Boe produced***	$20.64	$21.08	$19.03
Annual average production cost per Mcfe produced***	$3.56	$3.63	$3.28
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

Capital Expenditures and Acquisitions

Barnwell invested $629,000 in oil and natural gas properties during fiscal 2019, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, of which $269,000 was for the acquisition of oil and natural gas working interests in an oil and natural gas property in the Wood River area.

Well Drilling Activities

In fiscal 2019, we participated in a horizontal development well that was drilled in the Spirit River area, in which we have a 28.3% working interest. This well was successful and started producing in November 2019. During the first three full weeks of production the well has averaged about 1,000 Boe per day, of which about 283 Boe per day are net to Barnwell.

One gross (0.2 net) development well was drilled in fiscal 2018 and one gross (0.1 net) development well was drilled in fiscal 2017.

Producing Wells

As of September 30, 2019, Barnwell had interests in 64 gross (39.3 net) producing wells, of which 55 gross (36.4 net) were oil wells and 9 gross (2.9 net) were natural gas wells. All wells were in Alberta, Canada.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases which Barnwell held as of September 30, 2019.

	Developed Acreage*		Undeveloped Acreage*		Total
Location	Gross	Net	Gross	Net	Gross	Net
Canada	179,318	41,309	84,073	15,548	263,391	56,857
_________________________________________________
*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Seventy-seven percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2019. Twenty-three percent of Barnwell’s leasehold interests in undeveloped acreage is subject to expiration and expire over the next five fiscal years, if not developed, as follows: 6% expire during fiscal 2020; 7% expire during fiscal 2021; 6% expire during fiscal 2022; 4% expire during fiscal 2023; and 0% expire in fiscal 2024. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Much of the undeveloped acreage is at non-operated properties over which we do not have control, and the value of such acreage is not estimated to be significant at current commodity prices. Barnwell’s undeveloped acreage includes a significant concentration in the Thornbury (5,919 net acres) and Twining (1,623 net acres) areas of Alberta, Canada.

Marketing of Oil and Natural Gas

Barnwell sells its oil, natural gas, and natural gas liquids production, including under short-term contracts between itself and two main oil marketers, one natural gas purchaser, and one natural gas liquids marketer. The prices received are freely negotiated between buyers and sellers and are determined from transparent posted prices adjusted for quality and transportation differentials. In fiscal 2019, over 80% of Barnwell’s oil and natural gas revenues were from products sold at spot prices. Barnwell does not use derivative instruments to manage price risk.

In fiscal 2019 and 2018, Barnwell took most of its oil, natural gas liquids and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf. We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of any single purchaser would not materially affect our revenues.

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

In fiscal 2019 and 2018, 47% and 66%, respectively, of royalties related to Alberta government charges, and 53% and 34%, respectively, of royalties related to freehold, override and other charges which are not directly affected by the Alberta royalty framework.

In fiscal 2019, the weighted-average royalty rate paid on all of Barnwell’s natural gas was 12%, and the weighted-average royalty rate paid on oil was 15%.

Barnwell's oil and natural gas segment is currently subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. The value of the deemed assets is based on each well's most recent twelve months of production and a rolling three-year average industry netback as determined by the AER annually. The AER has not recalculated the three-year average industry netback since March 2015 making the current value a premium to what most producers have been realizing. A recalculation of the value using current industry netback values would likely have a negative impact on our LMR. Companies with an LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At September 30, 2019, the Company had sufficient deemed asset value that no security deposit was due.

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

In September 2019, the AER issued an abandonment /closure order for all wells and facilities in the Manyberries area which had been operated by LGX Oil & Gas Ltd., an operating company that had gone into receivership in 2016. Of the wells and facilities listed by the AER, Barnwell has an average 11% working interest in 78 wells and 6 facilities. The estimated asset retirement obligation for the Company's wells and facilities in the Manyberries area is included in “Asset retirement obligation” in the Consolidated Balance Sheets.

On November 5, 2019, in response to the AER order, the Company submitted its proposed plan to abandon the Manyberries wells and facilities in an orderly fashion over a ten-year period. This area has unique access issues as a result of an Emergency Protection Order, under the Canadian Government’s Species at Risk Act, to protect the Sage Grouse. Access is limited to a window of mid-September to the end of November each year. The Company has taken the lead on behalf of two other working interest owners and has met with the Orphan Well Association (“OWA”), who will be responsible for abandoning and reclaiming the majority of the wells, to coordinate future activities. The Company expended some minor expenses in October 2019 to perform field inspections, secure wells, and take an inventory of equipment.

The plan that the Company has submitted proposes field activity beginning in the fall of 2020, our fiscal 2021 first quarter, which would initially involve removal and salvage of the surface equipment; these costs are estimated to be minimal due in part to the salvage value of the equipment. Beyond fiscal 2021, the Company expects to perform seven to ten well abandonments per year over an estimated ten-year period as well as abandon the facilities in that time period. Annual gross costs estimated to be incurred currently are approximately $500,000, net to the Company approximately $55,000, however, the Company expects it will have to pay the gross costs and then recover from the other working interest owners and the OWA their costs such that there will be a period between Barnwell having to pay the gross costs and getting reimbursed for the other parties’ portion.

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

Increment I is an area of 80 single-family lots, 61 of which were sold from 2006 to 2019 and of which 19 lots remain to be sold, and a beach club on the portion of the property bordering the Pacific Ocean. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots of approximately two to three acres in size fronting the ocean were developed within Increment II and sold by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2019, one single-family lot in Increment I was sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2019 to $216,400,000.

Prior to March 7, 2019, Kaupulehu Developments was entitled to receive payments from KD II based on a percentage of the gross receipts from KD II’s sales of residential lots or units in Increment II ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments was also entitled to receive 50% of distributions otherwise payable from KD II to its members up to $8,000,000, of which $3,500,000 had been received, after the members of KD II received distributions equal to the original basis of capital invested in the project.

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

Concurrent with the transaction whereby KD II admitted Replay as a new development partner, Kaupulehu Developments entered into new agreements with KD II whereby the aforementioned terms of the former Increment II arrangement were eliminated and Kaupulehu Developments will instead be entitled to 15% of the cumulative net profits of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell will not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The new arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is now also obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM Makai and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

The Increment I percentage of sales arrangement between Barnwell and KD I remains unchanged.

In fiscal 2019, the Kukio Resort Land Development Partnerships made cash distributions to its partners of which Barnwell received $314,000, after distributing $38,000 to minority interests.

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

Operations

Water Resources owns and operates five water well drilling rigs, two pump rigs and other ancillary drilling and pump equipment. Additionally, Water Resources leases a three-quarter of an acre maintenance facility in Honolulu, Hawaii, a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and a one-half acre equipment storage yard in Waimea, Hawaii, and maintains an inventory of drilling materials and pump supplies.

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

In fiscal 2019, Water Resources started four well drilling and five pump installation and repair contracts and completed one well drilling and three pump installation and repair contracts. All of the completed contracts were started in the current year. Seventy-two percent of well drilling and pump installation and repair jobs, representing 26% of total contract drilling revenues in fiscal 2019, have been pursuant to government contracts.

At September 30, 2019, there was a backlog of eight well drilling and seven pump installation and repair contracts, of which six well drilling and all seven pump installation and repair contracts were in progress as of September 30, 2019.

The approximate dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2019 and 2018 was as follows:

	December 1,
	2019	2018
Well drilling	$8,800,000	$4,600,000
Pump installation and repair	1,200,000	1,200,000
	$10,000,000	$5,800,000

Of the contracts in backlog at December 1, 2019, $6,800,000 is expected to be recognized in fiscal 2020 with the remainder to be recognized in the following fiscal year.

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

Competitive pressures are expected to remain high, thus there is no assurance that the quantity or values of available or awarded jobs which occurred in fiscal 2019 will continue.

Financial Information About Industry Segments and Geographic Areas

Note 10 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

At December 1, 2019, Barnwell employed 43 individuals; 42 on a full time basis and 1 on a part time basis.

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

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to potentially volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to potentially large changes in demand, sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control, and our ability to fund our needed oil and natural gas capital expenditures and the level of success of such capital expenditures, as well as our ability to fund oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

The Twining oil and natural gas reserves consist of proved producing reserves as well as a significant amount of proved reserves that are undeveloped. Our proved undeveloped reserves are estimated to require roughly $13,000,000 in future oil and natural gas capital expenditures to develop within the next five years. It is possible that we will need to obtain a significant amount of new financing in the form of debt or equity in order to develop the reserves to the level estimated by our independent reserve engineers.

Management believes our current cash balances and estimated future operating cash flows will be sufficient to fund the Company's estimated cash outflows for the next 12 months from the date of this report. The estimated future operating cash flows are based on management's probable estimates and assumes oil and natural gas prices do not decline and contract drilling jobs do not encounter unforeseen difficulties and are completed without unforeseen delays or stoppages. The estimated future operating cash flows are also based on management's estimates of operating cash flows from the drilling of oil and natural gas wells to convert proved undeveloped reserves to proved producing reserves, as well as the cash outflows required for the drilling of such wells. If actual results are less than management's estimates and if we are then unable to obtain financing or if the financing is not obtained in sufficient time or is not of sufficient magnitude to sustain our business, or if unforeseen circumstances arise that impair our ability to sustain our business, the Company will need to consider further sales of our assets or alternative strategies, or we may be forced to wind down our operations, either through liquidation or bankruptcy, and we may not be able to continue as a going concern beyond December 2020.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Our Board of Directors has authority, without action or vote of the stockholders, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions, including sales in public offerings and/or sales which are undertaken at or above the greater of the book value and/or market value of the issuer’s common stock on the date the transaction is agreed to be completed), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions would result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material. Such issuances also may serve to enhance existing management’s ability to maintain control of us, because the shares may be issued to parties or entities committed to supporting existing management.

We are subject to the Continued Listing Criteria of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock.

Our common stock is currently listed on the NYSE American. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. In addition to these objective standards, the NYSE American may delist the securities of any issuer if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; if the issuer sells or disposes of principal operating assets or ceases to be an operating company; if an issuer fails to comply with the NYSE American’s listing requirements; if an issuer’s common stock sells at what the NYSE American considers a “low selling price” (generally trading below $0.20 per share for an extended period of time); or if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable.

If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our securities, reduced liquidity, and an inability for us to obtain additional financing to fund our operations.

Due to the fact that our common stock is listed on the NYSE American, we are subject to financial and other reporting and corporate governance requirements which increase our costs and expenses.

We are currently required to file annual and quarterly information and other reports with the Securities and Exchange Commission that are specified in Sections 13 and 15(d) of the Exchange Act. Additionally, due to the fact that our common stock is listed on the NYSE American, we are also subject to the requirements to maintain independent directors, comply with other corporate governance requirements and are required to pay annual listing and stock issuance fees. These obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. These obligations increase our expenses and may make it more complicated or time consuming for us to undertake certain corporate actions due to the fact that we may require NYSE approval for such transactions and/or NYSE rules may require us to obtain stockholder approval for such transactions.

A small number of stockholders, including our CEO, own a significant amount of our common stock and have influence over our business regardless of the opposition of other stockholders.

As of September 30, 2019, the CEO, who is a member of the Board of Directors, and two others hold approximately 36% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company. The significant stockholders who are also members of the Board of Directors could significantly affect our business, policies and affairs.

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

The price of our common stock has been volatile and could continue to fluctuate substantially.

The market price of our common stock has been volatile and could fluctuate based on a variety of factors, including:

•	fluctuations in commodity prices;

•	variations in results of operations;

•	announcements by us and our competitors;

•	legislative or regulatory changes;

•	general trends in the industry;

•	general market conditions;

•	litigation; and

•	other events applicable to our industries.

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

In August 2018, Barnwell made a significant reinvestment into its oil and natural gas segment with the acquisition of the Twining property in Alberta, Canada which resulted in a significant increase in our proved reserves. However, a significant portion of those proved reserves include proved undeveloped reserves for which it is estimated that $13,000,000 in future capital expenditures will need to be made to convert those undeveloped reserves into developed reserves. The ability to convert the undeveloped reserves to developed reserves will be heavily influenced by the cash flows generated by the oil and natural gas segment, the results of such drilling, and the need for and sufficiency of any potential future capital financing. If future circumstances are such that we are not able to make the capital expenditures necessary to convert the undeveloped reserves to developed reserves, our future reserves and resulting operating results and cash flows from our reserves will be less than our expectations and less than the estimations included in this report. Also, continued reinvestment in oil and natural gas segment assets are needed to replace the significant amount of reserves produced and sold.

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

Conversion of our proved undeveloped reserves into proved developed reserves will require substantial capital expenditures which we intend to fund using cash on hand and operational cash generated, if any. However, the Company's current cash on hand and future cash earnings is likely to be needed to fund upcoming cash needs including asset retirement obligations, retirement plan funding, and ongoing operating and general and administrative expenses, such that some or potentially all of the cash will not be available for reinvestment. Future cash flows from operations are uncertain and are based on a number of variables including the level of production from existing wells, oil and natural gas prices, and our success in acquiring and developing new reserves.

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

Barnwell's oil and natural gas segment is subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator and imposes a security deposit on operators whose estimated liabilities exceed their deemed asset value. At September 30, 2019, the Company had sufficient deemed asset value that no security deposit was due. However, decreases in prices and production and related netbacks from relevant properties could result in a decline in the Company's deemed asset value to a point where a deposit could be due in the future.

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

SEC rules could limit our ability to book additional proved undeveloped reserves (“PUDs”) in the future.

SEC rules require that, subject to limited exceptions, PUDs may only be booked if they relate to wells scheduled to be drilled within five years after the date of booking. This requirement may limit our ability to book additional PUDs as we pursue our drilling program. Moreover, we may be required to write down our PUDs if we do not drill or plan on delaying those wells within the required five-year timeframe.

Part of our strategy involves using some of the latest available horizontal drilling and completion techniques. The results of our drilling are subject to drilling and completion technique risks, and results may not meet our expectations for reserves or production.

Many of our operations involve, and are planned to utilize, the latest drilling and completion techniques as developed by our service providers in order to maximize production and ultimate recoveries and therefore generate the highest possible returns. Risks we face while completing our wells include, but are not limited to, the inability to fracture stimulate the planned number of stages, the inability to run tools and other equipment the entire length of the well bore during completion operations, the inability to recover such tools and other equipment, and the inability to successfully clean out the well bore after completion of the final fracture stimulation. Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, limited access to gathering systems and takeaway capacity, and/or prices for crude oil, natural gas, and natural gas liquids decline, then the return on our investment for a particular project may not be as attractive as we anticipated and we could incur material write-downs of oil and gas properties and the value of our undeveloped acreage could decline in the future.

Production and reserves, if any, attributable to the use of enhanced recovery methods are inherently difficult to predict. If our enhanced recovery methods do not allow for the extraction of crude oil, natural gas, and associated liquids in a manner or to the extent that we anticipate, we may not realize an acceptable return on our investments in such projects.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada; 54% in fiscal 2019.

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

A significant portion of our contract drilling division revenues is derived from water and infrastructure contracts with governmental entities or agencies; 26% in fiscal 2019. Reduced tax revenues and governmental budgets may limit spending by local governments which in turn will affect the demand for our services. Material reductions in spending by a significant number of local governmental agencies could have a material adverse effect on our business, results of operations, liquidity and financial position.

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

PART II

ITEM 5.                                   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE American under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE American, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2017	$2.70	$1.80	December 31, 2018	$1.86	$1.22
March 31, 2018	$2.95	$1.80	March 31, 2019	$1.64	$1.27
June 30, 2018	$2.47	$1.63	June 30, 2019	$1.49	$1.03
September 30, 2018	$2.95	$1.69	September 30, 2019	$1.12	$0.46

Holders

As of December 3, 2019, there were 8,277,160 shares of common stock, par value $0.50, outstanding. As of December 3, 2019, there were approximately 80 shareholders of record and approximately 1,000 beneficial owners.

Dividends

No dividends were declared or paid during fiscal years 2019 or 2018. The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

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

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2019 and 2018, and the related Consolidated Statements of Operations, Comprehensive Loss, Equity, and Cash Flows for the years ended September 30, 2019 and 2018. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

Current Outlook

Our ability to sustain our business depends on sufficient oil and natural gas operating cash flows, which are highly sensitive to potentially volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to potentially large changes in demand, sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control, and our ability to fund our needed oil and natural gas capital expenditures and the level of success of such capital expenditures, as well as our ability to fund oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

Management believes our current cash balances and estimated future operating cash flows will be sufficient to fund the Company's estimated cash outflows for the next 12 months from the date of this report. The estimated future operating cash flows are based on management's probable estimates and assumes oil and natural gas prices do not decline and contract drilling jobs do not encounter unforeseen difficulties and are completed without unforeseen delays or stoppages. The estimated future operating cash flows are also based on management's estimates of operating cash flows from the drilling of oil and natural gas wells to convert proved undeveloped reserves to proved producing reserves, as well as the cash outflows required for the drilling of such wells. If actual results are less than management's estimates and if we are then unable to obtain financing or if the financing is not obtained in sufficient time or is not of sufficient magnitude to sustain our business, or if unforeseen circumstances arise that impair our ability to sustain our business, the Company will need to consider further sales of our assets or alternative strategies, or we may be forced to wind down our operations, either through liquidation or bankruptcy, and we may not be able to continue as a going concern beyond December 2020.

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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Our reserve estimates are prepared at least annually by independent petroleum reserve engineers. The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. A portion of the revisions are attributable to changes in the rolling 12-month average first-day-of-the-month prices, which impact the economics of producible reserves. In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 32% of the previous year’s estimate, due in large part to the impacts of volatile oil and natural gas prices which change the economic viability of producing such reserves. There can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.

Included in proved reserves at September 30, 2019 are proved undeveloped reserves. The proved undeveloped reserves are estimated to be brought about by future capital expenditures that will be made to convert those reserves into proved developed reserves within a five-year time frame, as required by the SEC. Both the amount of such future capital expenditures and the amount of undeveloped reserves converted to developed reserves resulting from those capital expenditures are based on assumptions and estimates using the parameters and judgments mentioned above. Our independent petroleum reserve engineers have estimated that there are sufficient cash flows from our oil and natural gas reserves to fund the estimated capital expenditures necessary to convert the proved undeveloped reserves to developed reserves. If the Company's future business results differ from the assumptions used in the current estimates of its reserves, the Company may not have the ability to fund such capital expenditures, in which case some or all of the proved undeveloped reserves would remain undeveloped or possibly then excluded from proved reserves. Both the calculation of depletion expense and the ceiling test include proved undeveloped reserves, in conformity with SEC rules. In addition, the estimated cost of the future capital expenditures necessary to convert the proved undeveloped reserves to developed reserves are included in costs subject to depletion in the calculation of depletion expense, in conformity with SEC rules.

If reported reserve volumes were revised downward by 5% at the end of fiscal 2019, the ceiling limitation would have decreased approximately $361,000 before income taxes, which would have resulted in an increase in the ceiling impairment before income taxes.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2019, depletion for fiscal 2019 would have increased by approximately $166,000.

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

Contract Drilling Revenues and Operating Expenses

Policy Description

Through contracts which are normally less than twelve months in duration, Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Barnwell recognizes revenue from well drilling or the installation of pumps over time based on total costs incurred on the projects relative to the total expected costs to satisfy the performance obligation as management believes this is an accurate representation of the percentage of completion as control is continuously transferred to the customer. Uninstalled materials, which typically consists of well casing or pumps, are excluded in the costs-to-costs calculation for the duration of the contract as including these costs would result in a distortion of progress towards satisfaction of the performance obligation due to the resulting cumulative catch-up in margin in a single period. An equal amount of cost and revenue is recorded when uninstalled materials are controlled by the customer, which is typically when Barnwell has the right to payment for the materials and when the materials are delivered to the customer’s site or location and such materials have been accepted by the customer. Uninstalled materials are held in inventory and included in “Other current assets” on the Company’s Consolidated Balance Sheets until control is transferred to the customer. When the estimate on a contract indicates a loss, Barnwell records the entire estimated loss in the period the loss becomes known.

Unexpected significant inefficiencies that were not considered a risk at the time of entering into the contract, such as design or construction execution errors that result in significant wasted resources, are excluded from the measure of progress toward completion and the costs are expensed as incurred.

To the extent a contract is deemed to have multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The contract price may include variable consideration, which includes such items as increases to the transaction price for unapproved change orders and claims for which price has not yet been agreed by the customer. The Company estimates variable consideration using either the most likely amount or expected value method, whichever is a more appropriate reflection of the amount to which it expects to be entitled based on the characteristics and circumstances of the contract. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative recognized revenue will not occur.

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

Judgments and Assumptions

Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, we prepare updated estimates that may impact the cost and profit or loss for each contract based on actual results to date plus management’s best estimate of costs to be incurred to complete each performance obligation. Increases or decreases in the estimated costs to complete a performance obligation without a change to the contract price has the impact to decrease or increase, respectively, the contract completion percentage applied to the contract price to calculate the cumulative contract revenue to be recognized to date. Changes in the cost estimates can have a material impact on our contract revenue and are reflected in the results of operations when they become known. The nature of accounting for these contracts is such that refinements of the estimated costs to complete may occur and are characteristic of the estimation process due to changing conditions and new developments. Many factors and assumptions can and do change during a contract performance obligation period which can result in a change to contract profitability including unforeseen underground geological conditions (to the extent that contract remedies are unavailable), the availability and costs of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs, changes in the scope and nature of work to be performed, and unexpected construction execution errors, among others. Any revisions to estimated costs to complete the performance obligation from period to period as a result of changes in these factors can materially affect revenue and operating results in the period such revisions are necessary. In addition, many contracts give the customer a unilateral right to cancel for convenience or other than for cause. In accordance with FASB ASC 606-10-32-4, our estimates are based on the assumption that the existing contract will not be cancelled. Any unforeseen cancellation of a contract may result in a material revision to our estimates.

We have a long history of working with multiple types of projects and preparing cost estimates, and we rely on the expertise of key personnel to prepare what we believe are reasonable best estimates given available facts and circumstances. Due to the nature of the work involved, however, judgment is involved to estimate the costs to complete and the amounts estimated could have a material impact on the revenue we recognize in each accounting period. We can not estimate unforeseen events and circumstances which may result in actual results being materially different from previous estimates.

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

Land Investment Segment

The land investment segment is comprised of the following components:

1)           Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 19 remained to be sold at September 30, 2019, and a beach club on the portion of the property bordering the Pacific Ocean.

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

•
Prior to March 7, 2019, we had an indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, KD Maniniowali, and KDK. As of March 7, 2019, with the admission of Replay as a new development partner of Increment II, we now have an indirect 10.8% non-controlling ownership interest in KD II through KDK. Our indirect interest in the other entities remains unchanged. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. KD I has engaged Replay as a consultant to assist with the sales and marketing strategy of Increment I. Replay does not have an ownership interest in KD I.

•
Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

2)           Prior to February 2019, Barnwell owned an 80% interest in Kaupulehu 2007, a Hawaii limited liability limited partnership. In 2018, Kaupulehu 2007 sold the last residential parcel in the Kaupulehu Increment I area. The Kaupulehu 2007 partnership was terminated in February 2019.
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

Oil and Natural Gas Segment

Barnwell realized an average price for oil of $41.84 per barrel during the year ended September 30, 2019, a decrease of 19% from $51.53 per barrel realized during the prior year. The decrease in the average price for oil over the past year is primarily a result of both the global decrease in oil prices during the months of October 2018 through February 2019 and the impact of significant pipeline and refinery capacity issues in the western Canadian oil markets. We expect that oil prices will remain volatile in the near term and may be affected by economic growth figures, political instability, supply and pipeline capacity constraints.

Barnwell realized an average price for natural gas of $1.15 per Mcf during the year ended September 30, 2019, an increase of 3% from $1.12 per Mcf realized during the prior year. Natural gas prices continued to be depressed at historic low levels in 2019 as a result of weak growth in demand and storage levels remaining high.

Land Investment Segment

Future land investment payments and any future cash distributions from our investment in the Kukio Resort Land Development Partnerships are dependent upon the sale of the remaining 19 residential lots within Increment I by KD I and potential future development or sale of the remaining portion of Increment II by KD II of Kaupulehu Lot 4A. The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort Land Development Partnerships are highly uncertain and out of our control, and there is no assurance with regards to the amounts of future sales of residential lots within Increments I and II.

Barnwell estimates that it will be heavily reliant upon land investment segment proceeds in order to provide sufficient liquidity to fund our operations in 2020 and beyond. However, there can be no assurance that the amount of future land investment segment proceeds will provide the liquidity required.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii. Management currently estimates that well drilling activity for fiscal 2020 will be similar to or higher than fiscal 2019 based upon the value of contracts in backlog as well as contracts that have a high probability of being awarded based on negotiations to date.

Results of Operations

Summary

Net loss attributable to Barnwell for fiscal 2019 totaled $12,414,000, a $10,644,000 decrease in operating results from a net loss of $1,770,000 in fiscal 2018. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•
A $7,444,000 decrease in oil and natural gas segment operating results, before income taxes, primarily attributable to a $5,710,000 ceiling test impairment due to lower 12-month rolling average first-day-of-the-month prices, with the remainder of the decrease primarily attributable to both lower oil prices and higher depletion rate per unit in the current period;

•	A $2,255,000 gain recognized in the prior year period primarily from the sale of the oil and natural gas property in the Red Earth area;

•
A $1,443,000 decrease in land investment segment operating profit, before income taxes and non-controlling interests’ share of such profits, due to a decrease in sale proceeds received as compared to the prior year period; and

•	A $499,000 decrease in equity in income from affiliates as a result of decreased operating results of the Kukio Resort Land Development Partnerships.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 3% in fiscal 2019, as compared to fiscal 2018, and the exchange rate of the Canadian dollar to the U.S. dollar decreased 2% at September 30, 2019, as compared to September 30, 2018. Accordingly, the assets, liabilities, stockholders’ equity, and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net (loss) earnings. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2019 was $234,000, a $106,000 decrease from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $128,000 in fiscal 2018. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in fiscal 2019 and 2018 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2019 as compared to fiscal 2018. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2019	2018	$	%
Natural gas (Mcf)*	$1.15	$1.12	$0.03	3%
Oil (Bbls)	$41.84	$51.53	$(9.69)	(19)%
Liquids (Bbls)	$25.84	$43.02	$(17.18)	(40)%

	Annual Net Production
			Increase (Decrease)
	2019	2018	Units	%
Natural gas (Mcf)	628,000	328,000	300,000	91%
Oil (Bbls)	123,000	62,000	61,000	98%
Liquids (Bbls)	18,000	5,000	13,000	260%
_________________________________________________
*      Natural gas price per unit is net of pipeline charges.

The oil and natural gas segment generated a $7,197,000 operating loss in fiscal 2019 before general and administrative expenses, a decrease in operating results of $7,444,000 as compared to $247,000 of operating profit in fiscal 2018. There was a $5,710,000 ceiling test impairment included in the operating loss in the current year as compared to no ceiling test impairment in the prior year.

Oil and natural gas revenues increased $2,700,000 (73%) from $3,706,000 in fiscal 2018 to $6,406,000 in fiscal 2019, primarily due to increased oil, natural gas and natural gas liquids production from working interests in the Twining area acquired in August 2018, partially offset by decreases in oil and natural gas liquids prices as compared to the prior year and decreases in production due to the sale of properties, primarily the sale of working interests in the Red Earth area in February 2018, and to a lesser extent from properties that were shut in or had some down time in the current year.

Oil and natural gas operating expenses increased $2,580,000 (98%) from $2,633,000 in fiscal 2018 to $5,213,000 in fiscal 2019, primarily as a result of changes in production as described above.

Oil and natural gas segment depletion increased $1,854,000 from $826,000 in fiscal 2018 to $2,680,000 in fiscal 2019, primarily due to increases in both production and the depletion rate as a result of the acquisition of working interests in the Twining area in August 2018.

Although production increased in the current year due largely to the Twining area acquisition in August 2018, lower oil prices and the higher depletion rate per unit were the primary drivers of the decrease in operating results before ceiling test impairments and general and administrative expenses in the current year, as compared to the prior year.

Oil prices received by the Company declined significantly in the quarter ended December 31, 2018, and averaged $25.60 per barrel for those three months due to both the global decrease in oil prices during the period and the impact of significant pipeline and refinery capacity issues in the western Canadian oil markets which significantly impacted the prices received by the Company from its oil marketers for its oil production in the quarter ended December 31, 2018. On December 2, 2018, the Alberta government announced mandatory production cuts, effective January 1, 2019, for larger companies who produce over 10,000 barrels of oil per day. This mandate does not significantly impact Barnwell’s oil production from operated and non-operated properties and is aimed at reducing the unfavorable differential between Canadian oil prices and the benchmark West Texas Intermediate price. Oil prices received by the Company in the nine months following the January 1, 2019 mandatory production cuts averaged $48.30 per barrel, reflecting more favorable global oil prices as well as the impact of the Alberta government's aforementioned actions. The Alberta government started phasing out this program reducing the production cuts beginning in February 2019 and has continued the phase-outs with the latest announcement easing the future curtailment limit for September 2019 production. The government's authority to limit production ends December 31, 2019.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots and/or residential units in Increment I by KD I. Prior to March 7, 2019, Kaupulehu Developments was also entitled to receive percentage of sales payments from the sales of lots and/or residential units in Increment II by KD II and entitled to receive 50% of any future distributions otherwise payable from KD II to its members up to $8,000,000, of which $3,500,000 was received. Effective March 7, 2019 Kaupulehu Developments' arrangements with regard to payments from the sales of lots and/or residential units in Increment II were changed, as detailed in the Overview section above.

The following table summarizes the revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Year ended September 30,
	2019	2018
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$165,000	$1,645,000
Fees - included in general and administrative expenses	(20,000)	(216,000)
Sale of interest in leasehold land, net of fees paid	$145,000	$1,429,000

Kaupulehu Developments paid fees ranging from 10.4% to 11.6% to unrelated third parties on its revenues in the years ended September 30, 2019 and 2018.

During the year ended September 30, 2019, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one lot within Increment I.

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

As of September 30, 2019, 19 single-family lots of the 80 lots developed within Increment I remained to be sold. As discussed in the Overview section above, Replay was admitted as a new development partner of Increment II on March 7, 2019. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues increased $1,580,000 (42%) to $5,349,000 in fiscal 2019, as compared to $3,769,000 in fiscal 2018, and contract drilling costs increased $1,323,000 (36%) to $4,973,000 in fiscal 2019, as compared to $3,650,000 in fiscal 2018. The contract drilling segment generated an $89,000 operating profit before general and administrative expenses during fiscal 2019, an increase in operating results of $193,000 as compared to an operating loss before general and administrative expenses of $104,000 in fiscal 2018. The increase in operating results was due to a new well drilling job that is based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Additionally, the contract for this new job include revenues from a contract payment that was used to fund the Company's purchase of a new drilling rig and ancillary equipment, which will be available for use on other future jobs with other customers after this contract is completed. Revenue from this contract payment is being recognized over the expected term of the contract based on the percentage-of-completion method. The increase was partially offset by a decrease in operating results due to unforeseen issues with pump testing equipment at other well drilling jobs and drilling difficulties.

At September 30, 2019, there was a backlog of eight well drilling and seven pump installation and repair contracts, of which six well drilling and seven pump installation and repair contracts were in progress as of September 30, 2019. The backlog of contract drilling revenues as of December 1, 2019 was approximately $10,000,000, of which $6,800,000 is expected to be realized in fiscal 2020 with the remainder to be recognized in the following fiscal year. Based on these contracts in backlog, which includes the new fixed rate per day or hour contract mentioned above, contract drilling segment operating profit is estimated to be substantially higher in fiscal 2020 as compared to fiscal 2019.

During the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no contingent liability has been recorded at September 30, 2019 as the likelihood of any impact is not probable. However, per the contracts, both of which are with one customer, a failure to meet the contract plumbness specification allows the customer to demand the drilling of a new well at no cost to the customer as well as potential liquidated damages. If the customer makes such a demand, the potential exposure for both wells combined is estimated to range from $2,000,000 to $3,000,000. Negotiations with the customer are currently ongoing. Additionally, in October 2019, the Company experienced the failure of a hole opener which broke apart leaving pieces in the bottom of the well.  If the Company is unable to overcome this impediment to completing the well it may have to abandon the well and drill a new well for which the potential exposure estimated to be incurred would range from $1,400,000 to $1,600,000.  Efforts to remove the items from the well are currently ongoing.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. The

Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of this volatility in demand.

General and administrative expenses

General and administrative expenses decreased $738,000 (12%) to $5,524,000 in fiscal 2019, as compared to $6,262,000 in fiscal 2018. The decrease was primarily due to a decrease in professional fees related to land investment segment proceeds, bonus expense, and directors' fees in the current year, as compared to the prior year.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization increased $1,911,000 (172%) in fiscal 2019 as compared to fiscal 2018 primarily due to the increase in oil and natural gas depletion as discussed above in the “Oil and natural gas” section above.

Impairment of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was a ceiling test impairment of $5,710,000 during the year ended September 30, 2019 as a result of the ceiling test. There was no ceiling test impairment during year ended September 30, 2018.
Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. In addition, the ceiling test is also impacted by any changes in management's quarterly evaluation of the Company's ability to fund the approximately $13,000,000 of future capital expenditures necessary over the next five years to develop the proved undeveloped reserves that are largely in the Twining area, the value of which is included in the calculation of the ceiling limitation. If facts, circumstances, estimates and assumptions underlying management's assessment of the Company's ability to fund such capital expenditures change such that it is no longer reasonably certain that all of the approximately $13,000,000 of capital expenditures necessary to develop the proved undeveloped reserves can be made, it is likely that we will incur a further ceiling test impairment at that time.
During the year ended September 30, 2018, the Company recorded a $37,000 impairment of its residential parcel held for sale. The parcel was sold in August 2018.
In May 2018, the Kilauea volcano on the island of Hawaii erupted in the district of Puna on the eastern part of the island. Lava flows subsequently covered all of the approximately sixteen acres of land in the district of Puna that Barnwell owns. As a result, Barnwell wrote off the entire $165,000 carrying value of the sixteen acres during the year ended September, 2018.

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

There were no gains on sales of assets during the year ended September 30, 2019.

Equity in (loss) income of affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $276,000 in fiscal 2019, as compared to allocated income of $223,000 in fiscal 2018. The decrease in the allocated partnership income is primarily due to a decrease in both the investee partnerships' lot sale revenues and real estate office commission income due to a decrease in real estate resale activity in the current year.

During the year ended September 30, 2019, Barnwell received net cash distributions in the amount of $314,000 from the Kukio Resort Land Development Partnerships after distributing $38,000 to non-controlling interests. During the year ended September 30, 2018, Barnwell received net cash distributions in the amount of $735,000 from the Kukio Resort Land Development Partnerships after distributing $89,000 to non-controlling interests.

Barnwell has the right to receive distributions from its non-controlling interest in KKM in proportion to its partner capital sharing ratio of 34.45%. Barnwell is entitled to a 100% preferred return up to $1,000,000 from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. With the distribution during the year ended September 30, 2019, cumulative distributions from the Kukio Resort Land Development Partnerships totaled $45,000,000. Because we have no control over the distributions from the Kukio Resort Land Development Partnerships and the ability of the Kukio Resort Land Development Partnerships to make such distributions is dependent upon their future sales of lots, we have not recorded any estimated potential preferred return from KKM in our equity in income to date. However, if sufficient distributions are made by the Kukio Resort Land Development Partnerships in the future, Barnwell will have equity in income of affiliates for the recognition of the preferred return. There is no assurance that any future distributions and resulting preferred returns will occur.

Income taxes

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Year ended September 30,
	2019	2018
United States	$(3,039,000)	$(2,449,000)
Canada	(9,606,000)	78,000
	$(12,645,000)	$(2,371,000)

Barnwell’s effective consolidated income tax benefit rate for fiscal 2019, after adjusting loss before income taxes for non-controlling interests, was 2%, as compared to 25% for fiscal 2018.

Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities and any amounts estimated to be realizable through tax carryback strategies, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. In addition, the U.S. federal current tax benefit for the years ended September 30, 2019 and 2018 includes a $31,000 and a $429,000, respectively, benefit from the impacts of the Tax Cuts and Jobs Act of 2017 (“TCJA”), as discussed further below.

On June 28, 2019, the Government of Alberta reduced its corporate income tax rate from 12% to 11%, effective July 1, 2019, with further reductions in the rate by 1% on January 1 of every year until it reaches 8% on January 1, 2022. Because our Canadian operations are currently generating losses and net Canadian deferred tax assets have a full valuation allowance, the reduction in rates had no financial statement impact.

The repeal of the corporate Alternative Minimum Tax (“AMT”) by the TCJA provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $429,000, net of a 6.6% sequestration provision, in the year ended September 30, 2018 to reflect the undiscounted unused AMT credit carryover balance as a non-current income tax receivable. In January 2019, the IRS clarified that sequestration would not apply to the refundable corporate AMT credit for tax years that begin after December 31, 2017. As such, the previously provided $31,000 reduction in the refundable AMT credit carryover receivable was reversed in the year ended September 30, 2019. Additionally, as 50% of the total AMT credit carryover is refundable for the tax year ended September 30, 2019, and therefore receivable upon the filing of the Company’s U.S. federal income tax return for the current year, the Company reclassified $230,000 of the non-current income tax receivable to current income tax receivable. Respective portions of the remaining balance will be reclassified to current income taxes receivable when amounts are eligible for refund within one year of the balance sheet date.

The TCJA restricts the deduction for post-TCJA net operating losses to 80% of taxable income and eliminates the current net operating loss carryback provisions. As such, utilization of 20% of the Company’s

U.S. federal net operating loss generated in the current fiscal year is disallowed and will be carried forward indefinitely.

Net earnings (loss) attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net loss attributable to non-controlling interests totaled $3,000 in fiscal 2019, as compared to net earnings attributable to non-controlling interests of $352,000 in fiscal 2018. The $355,000 (101%) decrease is primarily due to non-controlling interest's portion of Kaupulehu Developments' higher revenues in the prior year as compared to the current year.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model with an expected loss model referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. This ASU is effective for annual reporting periods beginning after December 15, 2019, and interim periods within those annual periods. The FASB has subsequently issued other related ASUs, which amend ASU 2016-13 to provide clarification and additional guidance. The Company is currently evaluating the impact of these standards.

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

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, oil and natural gas cash flow generated by operations, and land investment segment proceeds. At September 30, 2019, Barnwell had $3,936,000 in working capital.

Cash Flows

Cash flows used by operating activities totaled $2,133,000 for fiscal 2019, as compared to cash flows used by operating activities of $5,091,000 for the same period in fiscal 2018. This $2,958,000 change in operating cash flows was primarily due to a $2,596,000 increase in cash flows from operations due to changes in working capital, primarily attributable to the collection of Canadian income tax refunds and an advance received for a contract drilling segment job.

Net cash provided by investing activities totaled $905,000 for fiscal 2019, as compared to net cash used in investing activities of $3,884,000 for fiscal 2018. The $4,789,000 increase in investing cash flows was primarily due to the purchase of oil and natural gas properties in the Twining area for $10,362,000 in prior year, as compared to oil and natural gas property acquisitions of $355,000 during the current year. The increase was partially offset by $3,672,000 in net maturities of certificates of deposit in the prior year, as compared to maturities of $741,000 in the current year.

Cash flows used in financing activities totaled $110,000 for fiscal 2019, as compared to $1,070,000 for fiscal 2018. The $960,000 change in financing cash flows was due to a decease in distributions to non-controlling interests in the current year as compared to the prior year.

Oil and Natural Gas Capital Expenditures and Acquisitions

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, decreased $10,261,000 from $10,890,000 in fiscal 2018 to $629,000 in fiscal 2019.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2020, will be approximately $3,800,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects.

Oil and Natural Gas Properties

Fiscal 2018 Dispositions

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada to two separate independent third parties. The sales prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date of October 1, 2017 to the closing date, for a combined adjusted sales price of $1,367,000. Barnwell recorded a gain on the sale of Red Earth of $2,140,000 in the year ended September 30, 2018, which included asset retirement obligations of $1,666,000 assumed by the purchaser. From Barnwell's net proceeds, $752,000 was withheld and remitted by the buyer to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes.

In February 2018, Barnwell also sold its interests in natural gas transmission lines and related surface facilities in the Stolberg area of Alberta, Canada, for $118,000, and we recognized a $115,000 gain on the sale during the year ended September 30, 2019.

Barnwell also sold miscellaneous other oil and natural gas properties for $221,000 during the year ended September 30, 2018, of which $106,000 was withheld and remitted by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell's Canadian income taxes related to the sales. No gain or loss was recognized related to these dispositions as these sales to multiple counterparties in unrelated transactions did not individually, or in aggregate, result in a significant alteration of the relationship between capitalized costs and proved reserves.

Fiscal 2018 Acquisitions

On August 28, 2018, Barnwell completed the acquisition of interests in oil and natural gas properties located in the Twining area of Alberta, Canada from an independent third party. The purchase price per the agreement was $10,362,000, which took into account estimated customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2018 to the closing date. The final determination of the customary adjustments to the purchase price resulted in a $172,000 reduction in the purchase price in the year ended September 30, 2019, bringing the final purchase price to $10,190,000. Barnwell also assumed $3,076,000 in asset retirement obligations associated with the Twining acquisition. The Twining acquisition was accounted for as an asset acquisition as substantially all of the fair value of the gross assets acquired were concentrated in a group of similar identifiable assets, that being working interests in proved oil and natural gas properties with appurtenant reserves, with no material continuing employees, contracts or other assets of Twining acquired as part of the acquisition.

Fiscal 2019 Acquisitions

In the quarter ended December 31, 2018, Barnwell acquired additional working interests in oil and natural gas properties located in the Wood River and Twining areas of Alberta, Canada for cash consideration of $355,000. The purchase prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The customary adjustments to the purchase prices were finalized in the quarter ended June 30, 2019, and resulted in an immaterial adjustment.

Asset Retirement Obligation

In September 2019, the Alberta Energy Regulator (“AER”) issued an abandonment /closure order for all wells and facilities in the Manyberries area which had been operated by LGX Oil & Gas Ltd., an operating company that had gone into receivership in 2016. Of the wells and facilities listed by the AER, Barnwell has an average 11% working interest in 78 wells and 6 facilities. The estimated asset retirement obligation for the Company's wells and facilities in the Manyberries area is included in “Asset retirement obligation” in the Consolidated Balance Sheets.

On November 5, 2019, in response to the AER order, the Company submitted its proposed plan to abandon the Manyberries wells and facilities in an orderly fashion over a ten-year period. This area has unique access issues as a result of an Emergency Protection Order, under the Canadian Government’s Species at Risk Act, to protect the Sage Grouse. Access is limited to a window of mid-September to the end of November each year. The Company has taken the lead on behalf of two other working interest owners and has met with the Orphan Well Association (“OWA”), who will be responsible for abandoning and reclaiming the majority of the wells, to coordinate future activities. The Company expended some minor expenses in October 2019 to perform field inspections, secure wells, and take an inventory of equipment.

The plan that the Company has submitted proposes field activity beginning in the fall of 2020, our fiscal 2021 first quarter, which would initially involve removal and salvage of the surface equipment; these costs are estimated to be minimal due in part to the salvage value of the equipment. Beyond fiscal 2021, the Company expects to perform seven to ten well abandonments per year over an estimated ten-year period as well as abandon the facilities in that time period. Annual gross costs estimated to be incurred currently are approximately $500,000, net to the Company approximately $55,000, however, the Company expects it will have to pay the gross costs and then recover from the other working interest owners and the OWA their costs such that there will be a period between Barnwell having to pay the gross costs and getting reimbursed for the other parties’ portion.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Barnwell Industries, Inc. and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
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
Honolulu, Hawaii
December 20, 2019

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$4,613,000	$5,965,000
Certificates of deposit	—	741,000
Accounts and other receivables, net of allowance for doubtful accounts of: $44,000 at September 30, 2019; $42,000 at September 30, 2018	1,884,000	1,965,000
Income taxes receivable	386,000	2,461,000
Other current assets	1,821,000	950,000
Total current assets	8,704,000	12,082,000
Income taxes receivable, net of current portion	230,000	429,000
Asset for retirement benefits	—	848,000
Investments	980,000	1,608,000
Property and equipment, net	8,388,000	16,411,000
Total assets	$18,302,000	$31,378,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,223,000	$1,191,000
Accrued capital expenditures	287,000	232,000
Accrued compensation	205,000	568,000
Accrued operating and other expenses	1,079,000	1,140,000
Current portion of asset retirement obligation	330,000	444,000
Other current liabilities	1,644,000	54,000
Total current liabilities	4,768,000	3,629,000
Deferred rent	193,000	107,000
Liability for retirement benefits	5,785,000	4,410,000
Asset retirement obligation	6,059,000	6,678,000
Deferred income tax liabilities	168,000	315,000
Total liabilities	16,973,000	15,139,000
Commitments and contingencies (Note 13)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at September 30, 2019 and 2018	4,223,000	4,223,000
Additional paid-in capital	1,350,000	1,350,000
Retained earnings	859,000	13,253,000
Accumulated other comprehensive loss, net	(2,917,000)	(514,000)
Treasury stock, at cost:
167,900 shares at September 30, 2019 and 2018	(2,286,000)	(2,286,000)
Total stockholders’ equity	1,229,000	16,026,000
Non-controlling interests	100,000	213,000
Total equity	1,329,000	16,239,000
Total liabilities and equity	$18,302,000	$31,378,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2019	2018
Revenues:
Oil and natural gas	$6,406,000	$3,706,000
Contract drilling	5,349,000	3,769,000
Sale of interest in leasehold land	165,000	1,645,000
Gas processing and other	155,000	248,000
	12,075,000	9,368,000
Costs and expenses:
Oil and natural gas operating	5,213,000	2,633,000
Contract drilling operating	4,973,000	3,650,000
General and administrative	5,524,000	6,262,000
Depletion, depreciation, and amortization	3,022,000	1,111,000
Impairment of assets	5,710,000	202,000
Gain on sales of assets	—	(2,255,000)
Interest expense	5,000	7,000
	24,447,000	11,610,000
Loss before equity in (loss) income of affiliates and income taxes	(12,372,000)	(2,242,000)
Equity in (loss) income of affiliates	(276,000)	223,000
Loss before income taxes	(12,648,000)	(2,019,000)
Income tax benefit	(231,000)	(601,000)
Net loss	(12,417,000)	(1,418,000)
Less: Net (loss) earnings attributable to non-controlling interests	(3,000)	352,000
Net loss attributable to Barnwell Industries, Inc. stockholders	$(12,414,000)	$(1,770,000)
Basic net loss per common share
attributable to Barnwell Industries, Inc. stockholders	$(1.50)	$(0.21)
Diluted net loss per common share
attributable to Barnwell Industries, Inc. stockholders	$(1.50)	$(0.21)
Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160
Diluted	8,277,160	8,277,160
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
	2019	2018
Net loss	$(12,417,000)	$(1,418,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(234,000)	(128,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	55,000	124,000
Net actuarial (loss) gains arising during the period, net of taxes of $0	(2,224,000)	548,000
Total other comprehensive (loss) income	(2,403,000)	544,000
Total comprehensive loss	(14,820,000)	(874,000)
Less: Comprehensive (loss) income attributable to non-controlling interests	(3,000)	352,000
Comprehensive loss attributable to Barnwell Industries, Inc.	$(14,817,000)	$(1,226,000)
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years ended September 30, 2019 and 2018

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2017	8,277,160	$4,223,000	$1,350,000	$15,023,000	$(1,058,000)	$(2,286,000)	$931,000	$18,183,000
Distributions to non-controlling interests	—	—	—	—	—	—	(1,070,000)	(1,070,000)
Net (loss) earnings	—	—	—	(1,770,000)	—	—	352,000	(1,418,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(128,000)	—	—	(128,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	124,000	—	—	124,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	—	—	548,000	—	—	548,000
Balance at September 30, 2018	8,277,160	4,223,000	1,350,000	13,253,000	(514,000)	(2,286,000)	213,000	16,239,000
Cumulative impact from the adoption of ASU No. 2014-09	—	—	—	20,000	—	—	—	20,000
Distributions to non-controlling interests	—	—	—	—	—	—	(110,000)	(110,000)
Net loss	—	—	—	(12,414,000)	—	—	(3,000)	(12,417,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(234,000)	—	—	(234,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	55,000	—	—	55,000
Net actuarial loss arising during the period, net of taxes of $0	—	—	—	—	(2,224,000)	—	—	(2,224,000)
Balance at September 30, 2019	8,277,160	$4,223,000	$1,350,000	$859,000	$(2,917,000)	$(2,286,000)	$100,000	$1,329,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,417,000)	$(1,418,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss (income) of affiliates	276,000	(223,000)
Depletion, depreciation, and amortization	3,022,000	1,111,000
Impairment of assets	5,710,000	202,000
Gain on sale of oil and natural gas properties	—	(2,255,000)
Sale of interest in leasehold land, net of fees paid	(124,000)	(1,107,000)
Distributions of income from equity investees	—	223,000
Retirement benefits expense	177,000	295,000
Income tax receivable, noncurrent	(31,000)	(429,000)
Accretion of asset retirement obligation	608,000	297,000
Deferred income tax (benefit) expense	(144,000)	381,000
Asset retirement obligation payments	(372,000)	(624,000)
Share-based compensation benefit	(42,000)	(59,000)
Deferred rent liability	86,000	86,000
Retirement plan contributions and payments	(124,000)	(217,000)
Increase (decrease) from changes in current assets and liabilities	1,242,000	(1,354,000)
Net cash used in operating activities	(2,133,000)	(5,091,000)
Cash flows from investing activities:
Purchases of certificates of deposit	—	(3,958,000)
Proceeds from the maturity of certificates of deposit	741,000	7,630,000
Distributions from equity investees in excess of earnings	352,000	601,000
Proceeds from sale of interest in leasehold land, net of fees paid	124,000	1,107,000
Proceeds from sale of oil and natural gas assets	1,519,000	848,000
Proceeds from final acquisition purchase price adjustments	172,000	—
Proceeds from the sale of investment in residential parcel	—	1,000,000
Payments to acquire oil and natural gas properties	(355,000)	(10,362,000)
Capital expenditures - oil and natural gas	(385,000)	(636,000)
Capital expenditures - all other	(1,263,000)	(114,000)
Issuance of note receivable	(300,000)	—
Proceeds from repayment of note receivable	300,000	—
Net cash provided by (used in) investing activities	905,000	(3,884,000)
Cash flows from financing activities:
Distributions to non-controlling interests	(110,000)	(1,070,000)
Net cash used in financing activities	(110,000)	(1,070,000)
Effect of exchange rate changes on cash and cash equivalents	(14,000)	(271,000)
Net decrease in cash and cash equivalents	(1,352,000)	(10,316,000)
Cash and cash equivalents at beginning of year	5,965,000	16,281,000
Cash and cash equivalents at end of year	$4,613,000	$5,965,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2019 AND 2018

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

Revenue Recognition

On October 1, 2018, the Company adopted the Financial Accounting Standards Board's (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“Topic 606”) using the modified retrospective method applied to all contracts. Results for reporting periods beginning October 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded an adjustment to retained earnings on October 1, 2018 due to the cumulative impact of adopting Topic 606. See Note 9 “Revenue from Contracts with Customers” for the required disclosures related to the impact of adopting this standard and a discussion of the Company’s updated policies related to revenue recognition discussed below.

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

Contract Drilling - Through contracts which are normally less than twelve months in duration, Barnwell drills water and water monitoring wells and installs and repairs water pumping systems in Hawaii. Under the Topic 606 requirements, Barnwell recognizes revenue from well drilling or the installation of pumps over time based on total costs incurred on the projects relative to the total expected costs to satisfy the performance obligation as management believes this is an accurate representation of the percentage of completion as control is continuously transferred to the customer. Uninstalled materials, which typically consists of well casing or pumps, are excluded in the costs-to-costs calculation for the duration of the contract as including these costs would result in a distortion of progress towards satisfaction of the performance obligation due to the resulting cumulative catch-up in margin in a single period. An equal amount of cost and revenue is recorded when uninstalled materials are controlled by the customer, which is typically when Barnwell has the right to payment for the materials and when the materials are delivered to the customer’s site or location and such materials have been accepted by the customer. Uninstalled materials are held in inventory and included in “Other current assets” on the Company’s Consolidated Balance Sheets until control is transferred to the customer. When the estimate on a contract indicates a loss, Barnwell records the entire estimated loss in the period the loss becomes known.

The contract price may include variable consideration, which includes such items as increases to the transaction price for unapproved change orders and claims for which price has not yet been agreed by the customer. The Company estimates variable consideration using either the most likely amount or expected value method, whichever is a more appropriate reflection of the amount to which it expects to be entitled based on the characteristics and circumstances of the contract. Variable consideration is included in the estimated transaction price to the extent it is probable that a significant reversal of cumulative recognized revenue will not occur.

Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the costs incurred to date to total estimated costs at completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for these contracts is such that refinements of the estimated costs to complete may occur and are characteristic of the estimation process due to changing conditions and new developments. Many factors and assumptions can and do change during a contract performance obligation period which can result in a change to contract profitability including unforseen underground geological conditions (to the extent that contract remedies are unavailable), the availability and costs of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs, changes in the scope and nature of the work to be performed, and unexpected construction execution errors, among others. These factors may result in revisions to costs and income and are recognized in the period in which the revisions become known. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate.

Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, we prepare updated estimates that may impact the cost and profit or loss for each contract based on actual results to date plus management's best estimate of costs to be incurred to complete each performance obligation. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including any unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Changes in the cost estimates can have a material impact on our consolidated financial statements and are reflected in the results of operations when they become known.

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

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. Contract liabilities are included in “Other current liabilities” on the Company’s Consolidated Balance Sheets. Costs and estimated earnings in excess of billings represent certain amounts under customer contracts that were earned and billable, but yet not invoiced, and are included in contract assets and reported in “Other current assets” on the Company’s Consolidated Balance Sheets.

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

Barnwell analyzes its unconsolidated affiliates in which it has an investment to determine whether the unconsolidated entities are VIEs and, if so, whether the Company is the primary beneficiary. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. Our unconsolidated affiliates that have been determined to be VIEs are accounted under the equity method because we do not have a controlling financial interest and are therefore not the VIE’s primary beneficiary (see Note 4).

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

Share-based Compensation

Share-based compensation cost is measured at fair value. Barnwell utilizes a closed-form valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options represent expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. Expected dividends are based on current and historical dividend payments. The Company's policy is to recognize forfeitures as they occur.

Retirement Plans

Barnwell accounts for its defined benefit pension plan, Supplemental Employee Retirement Plan, and postretirement medical insurance benefits plan by recognizing the over-funded or under-funded status as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. See further discussion at Note 7.

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

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The actual fair value of plan assets and estimated rate of return is used to determine the expected investment return during the year. The estimated rate of return on plan assets is based on an estimate of future experience for plan asset returns, the mix of plan assets, current market conditions, and expectations for future market conditions. A decrease (increase) of 50 basis points in the expected return on assets assumption would increase (decrease) pension expense by approximately $50,000 based on the assets of the plan at September 30, 2019.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted the provisions of this ASU effective October 1, 2018. The impacts of Topic 606 on Barnwell are described in the "Revenue Recognition" accounting policy noted above as well as Note 9.

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

In March 2017, the FASB issued ASU No. 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” which requires employers to report the service cost component separate from the other components of net pension benefit costs. The changes to the standard require employers to report the service cost component in the same line item as other compensation costs arising from services rendered by employees during the reporting period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside the subtotal of income from operations, if one is presented. If a separate line item is not used, the line item used in the income statement must be disclosed. The Company adopted the provisions of this ASU effective October 1, 2018. The adoption of this update changed the disclosure of net pension benefit costs in Note 7.

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

The Company will adopt this standard during the first quarter of fiscal 2020 using the optional transition method under ASU No. 2018-11, recognizing a cumulative-effect change to the opening balance of retained earnings in the period of adoption. Based on our analysis, the Company expects the adoption of this standard on October 1, 2019 will result in the recognition of assets and liabilities in the Consolidated Balance Sheets related to our existing operating leases and any cumulative-effect adjustment to opening retained earnings is estimated to be immaterial. The adoption of this standard is not expected to have a material impact on the Company’s Consolidated Statements of Operations.

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

Options to purchase 318,750 shares of common stock were excluded from the computation of diluted shares for the years ended September 30, 2019 and 2018, as their inclusion would have been antidilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Year ended September 30, 2019
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(12,414,000)	8,277,160	$(1.50)
Effect of dilutive securities - common stock options	—	—
Diluted net loss per share	$(12,414,000)	8,277,160	$(1.50)

	Year ended September 30, 2018
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(1,770,000)	8,277,160	$(0.21)
Effect of dilutive securities - common stock options	—	—
Diluted net loss per share	$(1,770,000)	8,277,160	$(0.21)

3.                                   SHARE-BASED PAYMENTS

The Company’s share-based compensation benefit and related income tax effects are as follows:

	Year ended September 30,
	2019	2018
Share-based benefit	$(42,000)	$(59,000)
Income tax effect	$—	$—

Share-based compensation benefit recognized for the years ended September 30, 2019 and 2018 are reflected in “General and administrative” expenses in the Consolidated Statements of Operations. There was no impact on income taxes for the years ended September 30, 2019 and 2018 due to a full valuation allowance on the related deferred tax asset. As of September 30, 2019, there was no unrecognized compensation cost related to nonvested share options.

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

2018 Equity Incentive Plan: The stockholder-approved 2018 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 800,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2019, a total of 800,000 share options remain available for grant.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises when the optionee requests shares.

Equity-classified Awards

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2018 through September 30, 2019 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2018	30,000	$3.01
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2019	30,000	$3.01	0.5	$—
Exercisable at September 30, 2019	30,000	$3.01	0.5	$—

Total share-based compensation expense for equity-classified awards vested in the year ended September 30, 2018 was $1,000. There was no shared-based compensation expense for equity-classified awards vested in the year ended September 30, 2019.

Liability-classified Awards

Compensation cost for liability-classified awards is remeasured to current fair value using a closed-form valuation model based on current values at each period end with the change in fair value recognized as an expense or benefit until the award is settled.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

Year ended September 30,
	2019	2018
Expected volatility range	87.8% to 91.1%	59.8% to 60.1%
Weighted-average volatility	90.8%	59.8%
Expected dividends	None	None
Expected term (in years)	0.2 to 0.5	1.2 to 5.2
Risk-free interest rate	1.8% to 1.9%	2.6% to 2.9%
Expected forfeitures	None	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2018 through September 30, 2019 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2018	288,750	$4.18
Granted	—	—
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at September 30, 2019	288,750	$4.18	0.2	$—
Exercisable at September 30, 2019	288,750	$4.18	0.2	$—

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Year ended September 30,
	2019	2018
Due to vesting	$—	$—
Due to remeasurement	(42,000)	(60,000)
Total share-based compensation benefit for liability-based awards	$(42,000)	$(60,000)

4.                                 INVESTMENTS

A summary of Barnwell’s non-current investments is as follows:

	September 30,
	2019	2018
Investment in Kukio Resort Land Development Partnerships	$930,000	$1,558,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total non-current investments	$980,000	$1,608,000

Investment in Kukio Resort Land Development Partnerships
On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona and KKM Makai (“KKM”), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, KD Maniniowali, and KD Kaupulehu (“KDK”) for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I (“Increment I”), and KD II is the developer of Kaupulehu Lot 4A Increment II (“Increment II”). Barnwell's ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels as well as from commissions on real estate sales by the real estate sales office.

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

During the year ended September 30, 2019, Barnwell received net cash distributions in the amount of $314,000 from the Kukio Resort Land Development Partnerships after distributing $38,000 to non-controlling interests. During the year ended September 30, 2018, Barnwell received net cash distributions in the amount of $735,000 from the Kukio Resort Land Development Partnerships after distributing $89,000 to non-controlling interests.

Barnwell has the right to receive distributions from its non-controlling interest in KKM in proportion to its partner capital sharing ratio of 34.45%. Barnwell is entitled to a 100% preferred return up to $1,000,000 from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. With the distribution during the year ended September 30, 2019, cumulative distributions from the Kukio Resort Land Development Partnerships totaled $45,000,000. Because we have no control over the distributions from the Kukio Resort Land Development Partnerships and the ability of the Kukio Resort Land Development Partnerships to make such distributions is dependent upon their future sales of lots, we have not recorded any estimated potential preferred return from KKM in our equity in income to date. However, if sufficient distributions are made by the Kukio Resort Land Development Partnerships in the future, Barnwell will have equity in income of affiliates for the recognition of the preferred return. There is no assurance that any future distributions and resulting preferred returns will occur.

 Barnwell's share of the operating results of its equity affiliates was a loss of $276,000 for the year ended September 30, 2019 and income of $223,000 for the year ended September 30, 2018. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $296,000 as of September 30, 2019, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $18,000 and $8,000, for the years ended September 30, 2019 and 2018, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Year ended September 30,
	2019	2018
Revenue	$7,507,000	$11,362,000
Gross profit	$3,157,000	$5,757,000
Net (loss) earnings	$(1,095,000)	$1,815,000

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 15).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2019, one single-family lot in Increment I was sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2019 to $216,400,000. As of September 30, 2019, 19 single-family lots, of the 80 lots developed within Increment I, remained to be sold.

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

The following table summarizes the Increment I and Increment II revenues from KD I and KD II and the amount of fees directly related to such revenues (see Note 13 "Commitments and Contingencies - Other Matters"):

	Year ended September 30,
	2019	2018
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$165,000	$1,645,000
Fees - included in general and administrative expenses	(20,000)	(216,000)
Sale of interest in leasehold land, net of fees paid	$145,000	$1,429,000

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

5.                                   OIL AND NATURAL GAS PROPERTIES

Dispositions

In February 2018, Barnwell sold its oil properties located in the Red Earth area of Alberta, Canada. As a result of the significant impact that the sale of Red Earth had on the relationship between capitalized costs and proved reserves of the sold property and retained properties, Barnwell did not credit the sales proceeds to the full cost pool, but instead calculated a gain on the sale of Red Earth of $2,140,000 which was recognized during the year ended September 30, 2018, in accordance with the guidance in Rule 4-10(c)(6)(i) of Regulation S-X.

Also included in gain on sales of assets during the year ended September 30, 2018 was a $115,000 gain on the sale of Barnwell's interest in natural gas transmission lines and related surface facilities in the Stolberg area of Alberta, Canada.

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

There were no oil and natural gas property dispositions during the year ended September 30, 2019.

The $1,519,000 of proceeds from sale of oil and gas properties included in the Consolidated Statement of Cash Flows for the year ended September 30, 2019 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on prior years' oil and natural gas property sales.

Acquisitions

On August 28 2018, Barnwell completed the acquisition of interests in oil and natural gas properties located in the Twining area of Alberta, Canada from an independent third party. The purchase price per the agreement was $10,362,000, which took into account estimated customary purchase price adjustments to reflect the economic activity from the effective date of July 1, 2018 to the closing date. The final determination of the customary adjustments to the purchase price resulted in a $172,000 reduction in the purchase price in the year ended September 30, 2019, bringing the final purchase price to $10,190,000. Barnwell also assumed $3,076,000 in asset retirement obligations associated with the Twining acquisition.

In the quarter ended December 31, 2018, Barnwell acquired additional working interests in oil and natural gas properties located in the Wood River and Twining areas of Alberta, Canada for cash consideration of $355,000. The purchase prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The customary adjustments to the purchase prices were finalized in the quarter ended June 30, 2019 and resulted in an immaterial adjustment.

There were no other oil and natural gas working interest acquisitions during the year ended September 30, 2019.

Impairment of Oil and Natural Gas Properties

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was a ceiling test impairment of $5,710,000 during the year ended September 30, 2019 as a result of the ceiling test. There was no ceiling test impairment during year ended September 30, 2018.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. In addition, the ceiling test is also impacted by any changes in management's quarterly evaluation of the Company's ability to fund the approximately $13,000,000 of future capital expenditures necessary over the next five years to develop the proved undeveloped reserves that are largely in the Twining area, the value of which is included in the calculation of the ceiling limitation. If facts, circumstances, estimates and assumptions underlying management's assessment of the Company's ability to fund such capital expenditures change such that it is no longer reasonably certain that all of the approximately $13,000,000 of capital expenditures necessary to develop the proved undeveloped reserves can be made, it is likely that we will incur a further ceiling test impairment at that time.

6.                                   PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION
Barnwell’s property and equipment is detailed as follows:

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, and Amortization	Net Property and Equipment
At September 30, 2019:
Land		$200,000	$—	$200,000
Oil and natural gas properties
(full cost accounting)		62,205,000	(55,972,000)	6,233,000
Drilling rigs and equipment	3 – 10 years	7,882,000	(6,484,000)	1,398,000
Office	40 years	857,000	(338,000)	519,000
Other property and equipment	3 – 17 years	1,378,000	(1,340,000)	38,000
Total		$72,522,000	$(64,134,000)	$8,388,000

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, and Amortization	Net Property and Equipment
At September 30, 2018:
Land		$200,000	$—	$200,000
Oil and natural gas properties
(full cost accounting)		63,946,000	(48,769,000)	15,177,000
Drilling rigs and equipment	3 – 10 years	6,620,000	(6,197,000)	423,000
Office	40 years	857,000	(317,000)	540,000
Other property and equipment	3 – 17 years	1,387,000	(1,316,000)	71,000
Total		$73,010,000	$(56,599,000)	$16,411,000

See Note 5 for discussion of acquisitions and divestitures of oil and natural gas properties in fiscal 2019 and 2018.

Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2019	2018
Asset retirement obligation as of beginning of year	$7,122,000	$6,863,000
Obligations incurred on new wells drilled or acquired	203,000	3,085,000
Liabilities associated with properties sold	(43,000)	(1,855,000)
Revision of estimated obligation	(958,000)	(547,000)
Accretion expense	608,000	297,000
Payments	(372,000)	(624,000)
Foreign currency translation adjustment	(171,000)	(97,000)
Asset retirement obligation as of end of year	6,389,000	7,122,000
Less current portion	(330,000)	(444,000)
Asset retirement obligation, long-term	$6,059,000	$6,678,000

Asset retirement obligations were reduced by $43,000 and $1,855,000, in fiscal 2019 and 2018, respectively, for those obligations that were assumed by purchasers of Barnwell's oil and natural gas properties. Asset retirement obligations were also reduced by $958,000 in fiscal 2019 and $547,000 in fiscal 2018 due to downward revisions related to deferrals in the estimated timing of future abandonments as a result of changes in the estimated funds available to develop the Company's reserves in the Twining area. Asset retirement obligations increased by $203,000 in fiscal 2019 and $3,085,000 in fiscal 2018 due primarily to our acquisitions (see Note 5 for additional details). The asset retirement obligation reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with Barnwell's oil and gas properties. Barnwell estimates the ultimate productive life of the properties, a credit-adjusted risk-free rate, and an inflation factor in order to determine the current present value of this obligation. The credit-adjusted risk-free rate for the entire asset retirement obligation is a blended rate which ranges from 6% to 11%. The credit-adjusted risk-free rate for the asset retirement obligation acquired through the Twining acquisition is 11%.

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

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2019	2018	2019	2018	2019	2018
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$9,164,000	$9,633,000	$2,039,000	$1,605,000	$2,382,000	$2,029,000
Service cost	189,000	216,000	32,000	39,000	—	—
Interest cost	372,000	355,000	78,000	76,000	99,000	76,000
Actuarial loss (gain)	1,426,000	(576,000)	236,000	323,000	161,000	290,000
Benefits paid	(180,000)	(464,000)	—	(4,000)	(9,000)	(13,000)
Benefit obligation at end of year	10,971,000	9,164,000	2,385,000	2,039,000	2,633,000	2,382,000
Change in Plan Assets:
Fair value of plan assets at beginning of year	10,012,000	9,098,000	—	—	—	—
Actual return on plan assets	245,000	1,178,000	—	—	—	—
Employer contributions	115,000	200,000	—	4,000	9,000	13,000
Benefits paid	(180,000)	(464,000)	—	(4,000)	(9,000)	(13,000)
Fair value of plan assets at end of year	10,192,000	10,012,000	—	—	—	—
Funded status	$(779,000)	$848,000	$(2,385,000)	$(2,039,000)	$(2,633,000)	$(2,382,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2019	2018	2019	2018	2019	2018
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	$—	$848,000	$—	$—	$—	$—
Current liabilities	—	—	(2,000)	(4,000)	(10,000)	(7,000)
Noncurrent liabilities	(779,000)	—	(2,383,000)	(2,035,000)	(2,623,000)	(2,375,000)
Net amount	$(779,000)	$848,000	$(2,385,000)	$(2,039,000)	$(2,633,000)	$(2,382,000)
Amounts recognized in accumulated other comprehensive loss (income) before income taxes:
Net actuarial loss	$2,939,000	$1,112,000	$497,000	$260,000	$667,000	$560,000
Prior service cost (credit)	54,000	59,000	(54,000)	(59,000)	—	—
Accumulated other comprehensive loss	$2,993,000	$1,171,000	$443,000	$201,000	$667,000	$560,000

No contributions will be made to the Pension Plan during fiscal 2020. The SERP and Postretirement Medical plans are unfunded and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and SERP for fiscal 2020 are not material. Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The pension plan actuarial losses in fiscal 2019 were primarily due to a decrease in the discount rate and actual investment returns that were lower than the assumed rate of return. The SERP actuarial losses in fiscal 2019 were primarily due to a decrease in the discount rate. The postretirement medical plan actuarial losses in fiscal 2019 were primarily due to a decrease in the discount rate and an increase in the medical insurance premium assumptions.

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

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit (income) costs:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2019	2018	2019	2018	2019	2018
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	3.06%	4.15%	3.06%	4.15%	3.06%	4.15%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	4.15%	3.75%	4.15%	3.75%	4.15%	3.75%
Expected return on plan assets	6.50%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A

We select a discount rate by reference to yields available on the FTSE High Grade Credit Index at our consolidated balance sheet date. The expected return on plan assets is primarily based on historical rates of return.

The components of net periodic benefit (income) cost are as follows:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2019	2018	2019	2018	2019	2018
Net periodic benefit (income) cost for the year:
Service cost	$189,000	$216,000	$32,000	$39,000	$—	$—
Interest cost	372,000	355,000	78,000	76,000	99,000	76,000
Expected return on plan assets	(648,000)	(591,000)	—	—	—	—
Amortization of prior service cost (credit)	6,000	6,000	(6,000)	(6,000)	—	—
Amortization of net actuarial loss	2,000	99,000	—	14,000	53,000	11,000
Net periodic benefit (income) cost	$(79,000)	$85,000	$104,000	$123,000	$152,000	$87,000

The amounts that are estimated to be amortized from accumulated other comprehensive loss into net periodic benefit (income) cost in the next fiscal year are as follows:

	Pension	SERP	Postretirement Medical
Prior service cost (credit)	$5,000	$(5,000)	$—
Net actuarial loss	139,000	19,000	81,000
	$144,000	$14,000	$81,000

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. The accumulated benefit obligation for the pension plan was $9,600,000 and $8,122,000 at September 30, 2019 and 2018, respectively. The accumulated benefit obligation for the SERP was $2,032,000 and $1,699,000 at September 30, 2019 and 2018, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2019 are as follows:

	Pension	SERP	Postretirement Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2020	$369,000	$2,000	$10,000
Fiscal year ending September 30, 2021	$378,000	$66,000	$37,000
Fiscal year ending September 30, 2022	$372,000	$66,000	$32,000
Fiscal year ending September 30, 2023	$443,000	$98,000	$34,000
Fiscal year ending September 30, 2024	$513,000	$130,000	$52,000
Fiscal years ending September 30, 2025 through 2029	$2,675,000	$683,000	$378,000

The following table provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations.

	Year ended September 30,
	2019	2018
Health care cost trend rates assumed for next year	7.00%	7.25%
Ultimate cost trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2028

A 7.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2019. This assumption is based on the plans’ recent experience. It is assumed that the rate will decrease gradually to 5% for fiscal 2028 and remain level thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest cost components	$22,000	$(18,000)
Effect on accumulated postretirement benefit obligations	$586,000	$(458,000)

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

Barnwell’s investments in fixed income securities include corporate bonds, preferred securities, and fixed income exchange-traded funds. The Company’s investments in equity securities primarily include domestic and international large-cap companies, as well as, domestic and international equity securities exchange-traded funds. Plan assets include $1,000 of Barnwell’s stock at September 30, 2019.

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2019	2018
Cash and other	0% - 25%	—%	2%
Fixed income securities	15% - 40%	38%	24%
Equity securities	45% - 75%	62%	74%

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

The following tables set forth by level, within the fair value hierarchy, pension plan assets at their fair value:

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$4,000	$4,000	$—	$—
Corporate bonds	1,000	1,000	—	—
Fixed income exchange-traded funds	3,859,000	3,859,000	—	—
Equity securities exchange-traded funds	547,000	547,000	—	—
Equities	5,781,000	5,781,000	—	—
Total	$10,192,000	$10,192,000	$—	$—
		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2018	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$221,000	$221,000	$—	$—
Certificates of deposit	230,000	230,000	—	—
Corporate bonds	3,000	3,000	—	—
Fixed income exchange-traded funds	2,135,000	2,135,000	—	—
Equity securities exchange-traded funds	567,000	567,000	—	—
Equities	6,856,000	6,856,000	—	—
Total	$10,012,000	$10,012,000	$—	$—

8.                           INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Year ended September 30,
	2019	2018
United States	$(3,039,000)	$(2,449,000)
Canada	(9,606,000)	78,000
	$(12,645,000)	$(2,371,000)

The components of the income tax benefit related to the above loss are as follows:

	Year ended September 30,
	2019	2018
Current (benefit) provision:
United States – Federal	$(31,000)	$(429,000)
United States – State	(52,000)	7,000
Canadian	(4,000)	(560,000)
Total current	(87,000)	(982,000)
Deferred (benefit) provision:
United States – State	(24,000)	(44,000)
Canadian	(120,000)	425,000
Total deferred	(144,000)	381,000
	$(231,000)	$(601,000)

On June 28, 2019, the Canadian province of Alberta enacted legislation that decreased the provincial general corporate tax rate from 12% to 11% effective July 1, 2019, with further 1% rate reductions on January 1 of every year until the provincial general corporate tax rate is 8% on January 1, 2022, bringing Barnwell of Canada’s and Octavian Oil’s total Canadian statutory tax rates from 30.65% and 27.00%, respectively, to 29.70% and 26.00%, respectively, effective July 1, 2019 and to 26.85% and 23.00%, respectively, effective January 1, 2022. There was no financial statement impact of this rate reduction as changes in deferred tax assets and liabilities were fully offset by a corresponding change in the related valuation allowance.
Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities and any amounts estimated to be realizable through tax carryback strategies, are not estimated to have a future benefit as tax credits or deductions. Income from our non-controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income. In addition, the U.S. federal current tax benefit for the years ended September 30, 2019 and 2018 includes a $31,000 and a $429,000, respectively, benefit from the impacts of the Tax Cuts and Jobs Act of 2017 (“TCJA”), as discussed further below.

The repeal of the corporate Alternative Minimum Tax (“AMT”) by the TCJA provides a mechanism for the refund over time of any unused AMT credit carryovers. Prior to the enactment of the TCJA, it was not more likely than not that the Company’s AMT credit carryovers would provide a future benefit, as such the AMT deferred tax asset had a full valuation allowance. As a result of the TCJA provision for refundability of the AMT, the Company recorded a current income tax benefit of $429,000, net of a 6.6% sequestration provision, in the year ended September 30, 2018 to reflect the undiscounted unused AMT credit carryover balance as a non-current income tax receivable. In January 2019, the IRS clarified that sequestration would not apply to the refundable corporate AMT credit for tax years that begin after December 31, 2017. As such, the previously provided $31,000 reduction in the refundable AMT credit carryover receivable was reversed in the year ended September 30, 2019. Additionally, as 50% of the total AMT credit carryover is refundable for the tax year ended September 30, 2019, and therefore receivable upon the filing of the Company’s U.S. federal income tax return for the current year, the Company reclassified $230,000 of the non-current income tax receivable to current income tax receivable. Respective portions of the remaining balance will be reclassified to current income taxes receivable when amounts are eligible for refund within one year of the balance sheet date.

The TCJA restricts the deduction for post-TCJA net operating losses to 80% of taxable income and eliminates the current net operating loss carryback provisions. As such, utilization of 20% of the Company’s U.S. federal net operating loss generated in the current fiscal year is disallowed and will be carried forward indefinitely

A reconciliation between the reported income tax benefit and the amount computed by multiplying the loss attributable to Barnwell before income taxes by the U.S. federal tax rate of 21% is as follows:

	Year ended September 30,
	2019	2018
Tax benefit computed by applying statutory rate	$(2,655,000)	$(498,000)
Impact of TCJA limitation on post-TCJA net operating loss carryforwards	260,000	—
Impact of TCJA tax rate change on net deferred tax assets	—	5,817,000
Increase (decrease) in the valuation allowance	3,003,000	(6,044,000)
Impact of TCJA on alternative minimum tax credit carryovers	(31,000)	(429,000)
Additional effect of the foreign tax provision on the total tax provision	(736,000)	592,000
U.S. state tax provision, net of federal benefit	(76,000)	(36,000)
Other	4,000	(3,000)
	$(231,000)	$(601,000)

The changes in the valuation allowance shown in the table above exclude the impact of changes in state taxes and refundable alternative minimum tax credit carryovers, the valuation allowance impacts of which are incorporated within the respective reconciliation line items elsewhere in the table.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2019	2018
Deferred income tax assets:
Foreign tax credit carryover under U.S. tax law	$2,421,000	$2,455,000
U.S. federal net operating loss carryover	8,366,000	7,208,000
U.S. state unitary net operating loss carryovers	873,000	639,000
Canadian net operating loss carryover	850,000	314,000
Tax basis of investment in land in excess of book basis under U.S. tax law	296,000	296,000
Property and equipment accumulated book depreciation and depletion in excess of tax under Canadian tax law	308,000	—
Property and equipment accumulated book depreciation and depletion in excess of tax under U.S. tax law	945,000	1,183,000
Liabilities accrued for books but not for tax under U.S. tax law	2,250,000	1,901,000
Liabilities accrued for books but not for tax under Canadian tax law	1,641,000	2,097,000
Other	294,000	277,000
Total gross deferred income tax assets	18,244,000	16,370,000
Less valuation allowance	(17,687,000)	(14,039,000)
Net deferred income tax assets	557,000	2,331,000
Deferred income tax liabilities:
Property and equipment accumulated tax depreciation and depletion in excess of book under Canadian tax law	—	(1,828,000)
Book basis of investment in land development partnerships in excess of tax basis under U.S. tax law	(557,000)	(627,000)
Book basis of investment in land development partnerships in excess of tax basis under U.S. state non-unitary tax law	(168,000)	(191,000)
Total deferred income tax liabilities	(725,000)	(2,646,000)
Net deferred income tax liability	$(168,000)	$(315,000)
Reported as:
Deferred income tax assets	—	—
Deferred income tax liabilities	(168,000)	(315,000)
Net deferred income tax liability	$(168,000)	$(315,000)

The total valuation allowance increased $3,648,000 for the year ended September 30, 2019. The increase was primarily due to a $2,113,000 increase in the valuation allowance for deferred tax assets under Canadian law related to Canadian jurisdiction net operating loss carryforwards and future asset retirement obligation deductions that may not be realizable and a $902,000 increase in the U.S. federal tax law valuation allowance related to U.S. federal net operating loss carryforwards resulting from the pre-tax book loss. Of the total net increase in the valuation allowance for fiscal 2019, $3,225,000 was recognized as an income tax expense and $423,000 was charged to accumulated other comprehensive loss.

Net deferred tax assets at September 30, 2019 of $557,000 consists of the portion of U.S. federal consolidated deferred tax assets that are estimated to be partially realized through corresponding reversals of U.S. federal consolidated deferred tax liabilities related to the Kukio Resort Land Development Partnership excess of book income over taxable income.

At September 30, 2019, Barnwell had U.S. federal foreign tax credit carryovers, U.S. federal net operating loss carryovers, U.S. state unitary net operating loss carryovers and Canadian net operating loss carryovers totaling $2,421,000, $41,078,000, $13,644,000 and $3,485,000, respectively. All four items were fully offset by valuation allowances at September 30, 2019. The U.S. federal net operating loss carryovers generated through September 30, 2017 expire in fiscal years 2032-2037, the U.S. state unitary net operating loss carryovers expire in fiscal years 2033-2039, the Canadian net operating loss carryovers expire in fiscal years 2037-2039, and the foreign tax credit carryovers expire in fiscal years 2021-2025. The U.S. federal net operating loss carryovers generated in the years ended September 30, 2019 and 2018 have no expiry, however as discussed previously, 20% of net operating losses generated in fiscal 2019 and future years are nondeductible and will be carried forward indefinitely under the changes made by the TCJA.

FASB ASC Topic 740, Income Taxes, prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. The Company has no uncertain tax positions as of September 30, 2019 or 2018.

Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2019:

Jurisdiction	Fiscal Years Open
U.S. federal	2016 – 2018
Various U.S. states	2016 – 2018
Canada federal	2012 – 2018
Various Canadian provinces	2012 – 2018

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following tables summarize the impact of adopting Topic 606 on the Company’s Consolidated Statements of Operations and Consolidated Balance Sheets:

	Year ended September 30, 2019
	Impact of changes in accounting policies
	As Reported	Balances without adoption of Topic 606	Effect of change increase (decrease)
Revenues:
Contract drilling	$5,349,000	$4,711,000	$638,000
Costs and expenses:
Contract drilling operating	4,973,000	4,500,000	473,000
Loss before equity in loss of affiliates and income taxes	(12,372,000)	(12,537,000)	165,000
Loss before income taxes	(12,648,000)	(12,813,000)	165,000
Net loss	(12,417,000)	(12,582,000)	165,000
Less: Net loss attributable to non-controlling interests	(3,000)	(3,000)	—
Net loss attributable to Barnwell Industries, Inc. stockholders	$(12,414,000)	$(12,579,000)	$165,000
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(1.50)	$(1.52)	$0.02

	September 30, 2019
	Impact of changes in accounting policies
	As Reported	Balances without adoption of Topic 606	Effect of change increase (decrease)
ASSETS
Current assets:
Accounts and other receivables, net of allowance for doubtful accounts	$1,884,000	$2,412,000	$(528,000)
Other current assets	1,821,000	954,000	867,000
LIABILITIES AND EQUITY
Current liabilities:
Other current liabilities	1,644,000	1,490,000	154,000
Equity:
Retained earnings	859,000	674,000	185,000

The impact in revenue recognition due to the adoption of Topic 606 is primarily from the timing of revenue recognition for uninstalled materials. Refer to Note 1 “Summary of Significant Accounting Policies” for a summary of the Company’s significant policies for revenue recognition. There were no impacts to the oil and natural gas or land investment segments.

Disaggregation of Revenue

The following table provides information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the year ended September 30, 2019.

	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$5,146,000	$—	$—	$—	$5,146,000
Natural gas	795,000	—	—	—	795,000
Natural gas liquids	465,000	—	—	—	465,000
Drilling and pump	—	5,349,000	—	—	5,349,000
Contingent residual payments	—	—	165,000	—	165,000
Other	—	—	—	93,000	93,000
Total revenues before interest income	$6,406,000	$5,349,000	$165,000	$93,000	$12,013,000
Geographical regions:
United States	$—	$5,349,000	$165,000	$1,000	$5,515,000
Canada	6,406,000	—	—	92,000	6,498,000
Total revenues before interest income	$6,406,000	$5,349,000	$165,000	$93,000	$12,013,000
Timing of revenue recognition:
Goods transferred at a point in time	$6,406,000	$—	$165,000	$93,000	$6,664,000
Services transferred over time	—	5,349,000	—	—	5,349,000
Total revenues before interest income	$6,406,000	$5,349,000	$165,000	$93,000	$12,013,000

Contract Balances

The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	September 30, 2019	October 1, 2018
Accounts receivables from contracts with customers	$1,322,000	$1,245,000
Contract assets	344,000	267,000
Contract liabilities	1,633,000	400,000

Accounts receivables from contracts with customers are included in “Accounts and other receivables, net of allowance for doubtful accounts,” and contract assets, which includes costs and estimated earnings in excess of billings and retainage, are included in “Other current assets.” Contract liabilities, which includes billings in excess of costs and estimated earnings are included in “Other current liabilities” in the accompanying Consolidated Balance Sheets.

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

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of September 30, 2019, the Company had $1,633,000 included in “Other current liabilities” on the Consolidated Balance Sheets for those performance obligations expected to be completed in the next twelve months.

The change in contract assets and liabilities was due primarily to normal business operations. For the year ended September 30, 2019, the Company recognized revenue of $31,000 that was previously included in the beginning balance of contract liabilities. Of the increase in contract liabilities, $1,116,000 represents an advanced partial payment received from a contract drilling segment customer that was used by the Company to fund the acquisition of a new drilling rig and ancillary equipment for use on the subject contract. The new drilling rig and ancillary equipment are owned by the Company and will be freely available for use on other future jobs with other customers after completion of the subject contract.

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

Backlog - The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. At September 30, 2019, nearly all of the Company's contract drilling segment contracts, for which revenues are recognized over time on a percentage-of-completion basis, have original expected durations of one year or less. For such contracts, the Company has elected the optional exemption from disclosure of remaining performance obligations allowed under ASC 606-10-50-14.  The Company has three contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 79% of the remaining performance obligation of $2,866,000 is expected to be recognized in the next twelve months and the remaining, thereafter.

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

As of September 30, 2019, the Company had $296,000 in unamortized preconstruction costs related to contracts that were not completed. During the year ended September 30, 2019, the amortization of preconstruction costs related to contracts was $204,000. These amounts have been included in “Contract drilling operating” costs and expenses in the accompanying Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the year ended September 30, 2019.

Uninstalled Materials

Uninstalled materials, which typically consists of well casing or pumps, are excluded in the costs-to-costs calculation for the duration of the contract as including these costs would result in a distortion of progress towards satisfaction of the performance obligation due to the resulting cumulative catch-up in margin in a single period. An equal amount of cost and revenue is recorded when uninstalled materials are controlled by the customer, which is typically when Barnwell has the right to payment for the materials and when the materials are delivered to the customer’s site or location and such materials have been accepted by the customer. Uninstalled materials are held in inventory and included in “Other current assets” on the Company’s Consolidated Balance Sheets.

A summary of Barnwell's uninstalled materials is as follows:

	September 30, 2019	October 1, 2018	September 30, 2018
Uninstalled materials	729,000	766,000	—	*
______________________________________________________
*           Balance under ASC 605 "Revenue Recognition".

10.                           SEGMENT AND GEOGRAPHIC INFORMATION

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

	Year ended September 30,
	2019	2018
Revenues:
Oil and natural gas	$6,406,000	$3,706,000
Contract drilling	5,349,000	3,769,000
Land investment	165,000	1,645,000
Other	93,000	86,000
Total before interest income	12,013,000	9,206,000
Interest income	62,000	162,000
Total revenues	$12,075,000	$9,368,000
Depletion, depreciation, and amortization:
Oil and natural gas	$2,680,000	$826,000
Contract drilling	287,000	223,000
Other	55,000	62,000
Total depletion, depreciation, and amortization	$3,022,000	$1,111,000
Impairment:
Oil and natural gas	$5,710,000	$—
Land investment	—	37,000
Other	—	165,000
Total impairment	$5,710,000	$202,000
Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(7,197,000)	$247,000
Contract drilling	89,000	(104,000)
Land investment	165,000	1,608,000
Other	38,000	(141,000)
Gain on sales of assets	—	2,255,000
Total operating (loss) profit	(6,905,000)	3,865,000
Equity in (loss) income of affiliates:
Land investment	(276,000)	223,000
General and administrative expenses	(5,524,000)	(6,262,000)
Interest expense	(5,000)	(7,000)
Interest income	62,000	162,000
Loss before income taxes	$(12,648,000)	$(2,019,000)

Capital Expenditures:

	Year ended September 30,
	2019	2018
Oil and natural gas	$46,000	$13,428,000
Contract drilling	1,262,000	60,000
Other	1,000	54,000
Total	$1,309,000	$13,542,000
Oil and natural gas capital expenditures include acquisitions as well as changes to capitalized asset retirement obligations, including revisions of asset retirement obligations (see Note 6 for additional details).
Assets By Segment:

	September 30,
	2019	2018
Oil and natural gas (1)	$7,415,000	$18,785,000
Contract drilling (2)	3,793,000	1,804,000
Land investment (2)	980,000	1,608,000
Other:
Cash and cash equivalents	4,613,000	5,965,000
Certificates of deposit	—	741,000
Corporate and other	1,501,000	2,475,000
Total	$18,302,000	$31,378,000
______________

(1)          Primarily located in the province of Alberta, Canada.
(2)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2019	2018
United States	$3,366,000	$4,119,000
Canada	6,232,000	15,177,000
Total	$9,598,000	$19,296,000

Revenue By Geographic Area:

	Year ended September 30,
	2019	2018
United States	$5,515,000	$5,418,000
Canada	6,498,000	3,788,000
Total (excluding interest income)	$12,013,000	$9,206,000

11.                           ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, are as follows:

	Year ended September 30,
	2019	2018
Foreign currency translation:
Beginning accumulated foreign currency translation	$925,000	$1,053,000
Net current period other comprehensive loss	(234,000)	(128,000)
Ending accumulated foreign currency translation	691,000	925,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,439,000)	(2,111,000)
Amortization of net actuarial loss and prior service cost	55,000	124,000
Net actuarial (loss) gain arising during the period	(2,224,000)	548,000
Net current period other comprehensive (loss) income	(2,169,000)	672,000
Ending accumulated retirement plans benefit cost	(3,608,000)	(1,439,000)
Accumulated other comprehensive loss, net of taxes	$(2,917,000)	$(514,000)

The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost which is a component of “General and administrative” expenses on the accompanying Consolidated Statements of Operations (see Note 7 for additional details).

12.                           FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, certificates of deposit, accounts and other receivables, accounts payable and accrued current liabilities approximate their fair values due to the short-term nature of the instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The estimated fair values of oil and natural gas properties and the asset retirement obligation assumed in the acquisitions of additional oil and natural gas working interests are based on an estimated discounted cash flow model and market assumptions. The significant Level 3 assumptions used in the calculation of estimated discounted cash flows included future commodity prices, projections of estimated quantities of oil and natural gas reserves, expectations for timing and amount of future development, operating and asset retirement costs, projections of future rates of production, expected recovery rates and risk adjusted discount rates. See Note 5 for additional information regarding oil and natural gas property acquisitions.

Barnwell estimates the fair value of asset retirement obligations based on the projected discounted future cash outflows required to settle abandonment and restoration liabilities. Such an estimate requires assumptions and judgments regarding the existence of liabilities, the amount and timing of cash outflows required to settle the liability, what constitutes adequate restoration, inflation factors, credit adjusted discount rates, and consideration of changes in legal, regulatory, environmental and political environments. Abandonment and restoration cost estimates are determined in conjunction with Barnwell’s reserve engineers based on historical information regarding costs incurred to abandon and restore similar well sites, information regarding current market conditions and costs, and knowledge of subject well sites and properties. Asset retirement obligation fair value measurements in the current period were Level 3 fair value measurements. As further described in Note 6, the Company recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Asset retirement obligations are not measured at fair value subsequent to initial recognition.

13.                           COMMITMENTS AND CONTINGENCIES

Lease Commitments

Barnwell has several non-cancelable operating leases for office space, contract drilling base yard space and leasehold land, and records rent on a straight-line basis over the lease term. Rental expense was $489,000 and $511,000 for the years ended September 30, 2019 and 2018, respectively. At September 30, 2019 and 2018, the difference between the recognized rent expense and the amounts paid totaled $193,000 and $107,000, respectively, and was reported as a non-current liability within "Deferred rent" on the Consolidated Balance Sheets. Barnwell is committed under these leases for minimum rental payments summarized by fiscal year as follows:

Fiscal year ending
2020	$250,000
2021	250,000
2022	195,000
2023	186,000
2024	186,000
Thereafter through 2047	5,566,000
Total	$6,633,000

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

During the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no contingent liability has been recorded at September 30, 2019 as the likelihood of any impact is not probable. However, per the contracts, both of which are with one customer, a failure to meet the contract plumbness specification allows the customer to demand the drilling of a new well at no cost to the customer as well as potential liquidated damages. If the customer makes such a demand, the potential exposure for both wells combined is estimated to range from $2,000,000 to $3,000,000. Negotiations with the customer are currently ongoing.

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

Effective March 2019, Barnwell is now also obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

14.                           INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2019	2018
Increase (decrease) from changes in:
Receivables	$(260,000)	$(574,000)
Income tax receivable	758,000	(535,000)
Other current assets	(188,000)	(100,000)
Accounts payable	(202,000)	124,000
Accrued compensation	(317,000)	239,000
Other current liabilities	1,451,000	(508,000)
Increase (decrease) from changes in current assets and liabilities	$1,242,000	$(1,354,000)
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes refunded, net	$(2,302,000)	$(16,000)
Supplemental disclosure of non-cash investing activities:
Canadian income tax withholding on proceeds from the sale of oil and natural gas properties	$—	$858,000

Capital expenditure accruals related to oil and natural gas acquisition and development increased $60,000 during the year ended September 30, 2019 and decreased $108,000 during the year ended September 30, 2018. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $755,000 during the year ended September 30, 2019 and increased $2,538,000 during the year ended September 30, 2018.

15.                           RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive payments from the sales of lots and/or residential units by KD I and KD II. Through March 6, 2019, Kaupulehu Developments was also entitled to receive 50% of distributions otherwise payable from KD II to its members up to $8,000,000, of which $3,500,000 was received. KD I and KD II are part of the Kukio Resort Land Development Partnerships in which Barnwell holds indirect 19.6% and 10.8% non-controlling ownership interests, respectively, accounted for under the equity method of investment. The percentage of sales payments and percentage of distribution payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort Land Development Partnerships. Changes to the arrangement above, effective March 7, 2019, are discussed in Note 4.

During the year ended September 30, 2019, Barnwell received $165,000 in percentage of sale payments from KD I from the sale of one lot within Increment I. During the year ended September 30, 2018, Barnwell received $1,645,000 in payments, of which $1,000,000 was related to the 50% of distributions otherwise payable from KD II to its members after the members of KD II received distributions equal to the original basis of capital invested in the project. The remaining $645,000 in payments was due to percentage of sales payments from KD I from the sale of three lots within Phase II of Increment I.

Barnwell has a compensation-based gross overriding royalty arrangement with a Canadian corporation owned and controlled by Barnwell of Canada’s President and Chief Operating Officer. The overriding royalty is based on 1% of the gross revenues received by Barnwell of Canada from certain oil and natural gas wells drilled or working interests acquired as specified in the underlying agreements. As of September 30, 2019, no amount was accrued for under this arrangement. This amount may change in the future depending upon any future wells drilled or working interests acquired that are included in the arrangement.

On March 27, 2019, the Company made a $300,000 loan to Mr. Terry Johnston, an affiliate of the Company through his controlling interests in certain entities within our land investment segment partnerships, and the Company was given an unsecured promissory note in return. The maturity date of the note was July 31, 2019, whereupon all principal and interest outstanding was due. Interest accrued at 8% per annum on the unpaid principal amount. The promissory note receivable, including accrued interest, was paid in full on the maturity date.

16.                           SUBSEQUENT EVENTS

On October 10, 2019, Barnwell entered into a purchase and sale agreement with an independent third party and sold its interests in properties located in the Progress area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $588,000 in order to, among other things, reflect an economic effective date of October 1, 2019. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. Net production from Progress was approximately 15,000 Boe, or approximately 6% of total net oil and natural gas production, for the year ended September 30, 2019. As of September 30, 2019, estimated net proved reserves volumes associated with this property was 114,000 Boe, or approximately 5% of the total reserve volumes at that date. The purchaser also assumed asset retirement obligations related to the properties sold. This transaction will be reflected in Barnwell’s first quarter of fiscal 2020 ending December 31, 2019.

On December 12, 2019, the Company's Board of Directors approved a resolution to freeze Barnwell's noncontributory defined benefit pension plan and Supplemental Employee Retirement Plan effective December 31, 2019. The accounting impact of this change will be reflected in Barnwell’s first quarter of fiscal 2020 ending December 31, 2019.

17.                           SUMMARY OF SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	OIL & NGL (Bbls)	GAS (Mcf)	Total (Boe)
Proved reserves:
Balance at September 30, 2017	413,000	3,005,000	931,000
Revisions of previous estimates	(2,000)	(1,571,000)	(273,000)
Extensions, discoveries and other additions	46,000	144,000	71,000
Acquisitions of reserves	1,296,000	4,060,000	1,997,000
Less sales of reserves	(96,000)	(255,000)	(141,000)
Less production	(67,000)	(328,000)	(123,000)
Balance at September 30, 2018	1,590,000	5,055,000	2,462,000
Revisions of previous estimates	(74,000)	(21,000)	(78,000)
Extensions, discoveries and other additions	14,000	33,000	20,000
Acquisitions of reserves	30,000	81,000	44,000
Less production	(141,000)	(628,000)	(250,000)
Proved Reserves, September 30, 2019	1,419,000	4,520,000	2,198,000
Proved Developed Reserves, September 30, 2019	529,000	1,900,000	856,000
Proved Undeveloped Reserves, September 30, 2019	890,000	2,620,000	1,342,000

(B)                           Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, which were being depleted in all years, are summarized as follows:

	September 30,
	2019	2018
Proved properties	$62,075,000	$63,766,000
Unproved properties	130,000	180,000
Total capitalized costs	62,205,000	63,946,000
Accumulated depletion and depreciation	55,972,000	48,769,000
Net capitalized costs	$6,233,000	$15,177,000

(C)                          Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2019	2018
Acquisition of properties:
Unproved	$—	$6,000
Proved	668,000	13,422,000
Development costs	(622,000)	—
Total	$46,000	$13,428,000

Costs incurred in the table above include additions and revisions to Barnwell’s asset retirement obligation of $(755,000) and $2,538,000 for the years ended September 30, 2019 and 2018, respectively.

(D)                        Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30,
	2019	2018
Net revenues	$6,406,000	$3,706,000
Production costs	(5,213,000)	(2,633,000)
Depletion	(2,680,000)	(826,000)
Reduction of carrying value of oil and natural gas properties	(5,710,000)	—
Pre-tax results of operations (1)	(7,197,000)	247,000
Estimated income tax (expense) benefit (2)	(160,000)	83,000
Results of operations (1)	$(7,357,000)	$330,000
_________________
(1)   Before gain on sale of oil and natural gas properties, general and administrative expenses, interest expense, and foreign exchange gains and losses.
(2) Estimated income tax (expense) benefit includes changes to the deferred income tax valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable.

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

The estimated future cash flows at September 30, 2019 and 2018 were based on average sales prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2019 and 2018 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

In December 2018, the Society of Petroleum Evaluation Engineers and associated industry professionals updated the Canadian Oil and Gas Evaluation (“COGE”) Handbook. The updates clarify and streamline existing guidelines and offer additional guidance regarding Canadian reserves evaluations. Barnwell has included all abandonment, decommissioning and reclamation costs and inactive well costs in accordance with best practice recommendations into the Company’s September 30, 2019 year-end reserve report.

Standardized Measure of Discounted Future Net Cash Flows

	September 30,
	2019	2018
Future cash inflows	$65,720,000	$83,947,000
Future production costs	(54,923,000)	(41,130,000)
Future development costs	(13,295,000)	(13,753,000)
Future income tax expenses	(450,000)	(6,236,000)
Future net cash flows	(2,948,000)	22,828,000
10% annual discount for timing of cash flows	5,258,000	(8,992,000)
Standardized measure of discounted future net cash flows	$2,310,000	$13,836,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2019	2018
Beginning of year	$13,836,000	$4,317,000
Sales of oil and natural gas produced, net of production costs	(1,193,000)	(1,073,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	(15,358,000)	(726,000)
Extensions and discoveries	891,000	2,224,000
Net change due to purchases and sales of minerals in place	334,000	10,373,000
Revisions of previous quantity estimates	(71,000)	(491,000)
Net change in income taxes	3,792,000	(3,388,000)
Accretion of discount	1,350,000	418,000
Other - changes in the timing of future production and other	(932,000)	2,315,000
Other - net change in Canadian dollar translation rate	(339,000)	(133,000)
Net change	(11,526,000)	9,519,000
End of year	$2,310,000	$13,836,000

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

As of September 30, 2019, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2019 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled Internal Control — Integrated Framework (2013) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

None.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2019, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer. This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2019, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2019, which proxy statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information about Barnwell’s common stock that may be issued upon exercise of options and rights under Barnwell’s existing equity compensation plan as of September 30, 2019:

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

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2019, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2019, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2019 and 2018

Consolidated Statements of Operations – for the years ended September 30, 2019 and 2018

Consolidated Statements of Comprehensive Loss – for the years ended September 30, 2019 and 2018

Consolidated Statements of Equity – for the years ended September 30, 2019 and 2018

Consolidated Statements of Cash Flows – for the years ended September 30, 2019 and 2018

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Purchase and Sale Agreement, executed on June 8, 2017, with an as of date of May 10, 2017, between Barnwell of Canada, Limited and Anegada Oil Corp. (9)

10.7	Purchase and Sale Agreement, dated December 14, 2017, between Barnwell of Canada, Limited and Mount Bastion Oil & Gas Corp. (10)

10.8	Purchase and Sale Agreement, dated July 19, 2018, between Barnwell of Canada, Limited and Octavian Oil Ltd. and Eagle Energy Inc. (11)

10.9	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (12)

10.10	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (13)
21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(10)      Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on December 19, 2017.
(11)      Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on July 25, 2018.
(12)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31,2019.
(13)            Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2019. Certain confidential information has been omitted from a portion of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Chief Financial Officer, Executive Vice President, Treasurer and Secretary
Date:	December 20, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alexander C. Kinzler	/s/ Russell M. Gifford
Alexander C. Kinzler President, Chief Executive Officer, Chief Operating Officer, General Counsel and Director Date: December 20, 2019	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director Date: December 20, 2019

/s/ James S. Barnwell
James S. Barnwell, Chairman of the Board Date: December 20, 2019

/s/ Martin Anderson	/s/ Murray C. Gardner
Martin Anderson, Director Date: December 20, 2019	Murray C. Gardner, Director Date: December 20, 2019

/s/ Robert J. Inglima, Jr.	/s/ Kevin K. Takata
Robert J. Inglima, Jr., Director Date: December 20, 2019	Kevin K. Takata, Director Date: December 20, 2019

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Purchase and Sale Agreement, executed on June 8, 2017, with an as of date of May 10, 2017, between Barnwell of Canada, Limited and Anegada Oil Corp. (9)

10.7	Purchase and Sale Agreement, dated December 14, 2017, between Barnwell of Canada, Limited and Mount Bastion Oil & Gas Corp. (10)

10.8	Purchase and Sale Agreement, dated July 19, 2018, between Barnwell of Canada, Limited and Octavian Oil Ltd. and Eagle Energy Inc. (11)

10.9	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (12)

10.10	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (13)

21	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
(10)      Incorporated by reference to Exhibit 1.1 to Registrant’s Form 8-K filed on December 19, 2017.
(11)      Incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on July 25, 2018.
(12)            Incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q for the quarterly period ended March 31,2019.
(13)            Incorporated by reference to Exhibit 10.2 to Registrant’s Form 10-Q for the quarterly period ended March 31, 2019. Certain confidential information has been omitted from a portion of this exhibit.