Form 10-K/A
BARNWELL INDUSTRIES INC
filed 2020-01-28
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K / A
(Amendment No. 1)
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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE

Barnwell Industries, Inc. (the “Company”, “our” or “Barnwell”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year  ended September 30, 2019, which was originally filed on December 20, 2019 (the “Original Filing”), to include the information required by Part III of the Original Filing and not included in the Original Filing.  This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end.   This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.  In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  In addition, Item 15 of Part IV of the Original Filing is being amended by this Amendment to include new certifications by our principal executive officer and principal financial officer, as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, which are filed as Exhibits 31.1 and 31.2 to this Amendment.

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment.  Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  This Amendment continues to speak as of the date of the Original Filing, and except as expressly set forth in this Amendment, does not reflect events occurring after December 20, 2019, the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

SIGNATURES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of the Company hold office until the next annual meeting and until his successor is duly elected and qualified.  The persons named as proxies are executive officers of the Company and, unless contrary instructions are given, they will vote the shares represented by the Proxy for the election to the Board of Directors of the persons named below.  The Board of Directors has no reason to believe that any of the nominees for director will be unable to serve; however, in the event any of the nominees should withdraw or otherwise become unavailable for reasons not presently known, the persons named as proxies may vote for other persons in place of such nominees.

Name	Position Held with the Company	Age
Alexander C. Kinzler [1,3]	Chief Executive Officer, President, Chief Operating Officer, General Counsel and Director	61
Russell M. Gifford [3]	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director	65
James S. Barnwell III 1A, 2,3, 4A, 5A	Director, Chairman of the Board	74
Martin Anderson [1,2,4]	Director	96
Murray C. Gardner [1,2,3,4]	Director	87
Kevin K. Takata 2, 3A, 4, 5	Director	63
Robert J. Inglima, Jr. 2A, 3, 5	Director	61

1A Chair of the Executive Committee                                 1 Member of the Executive Committee
2A Chair of the Audit Committee                                           2 Member of the Audit Committee
3A Chair of the Reserves Committee                                 3 Member of the Reserves Committee
4A Chair of the Compensation Committee                   4 Member of the Compensation Committee
5A Chair of the Nominating Committee                           5 Member of the Nominating Committee

Business Experience

The following is a brief account of the education and business experience of each director and executive officer of the Company:  (1) such person’s name; (2) the year in which such person was first elected a director of the Company; (3) all positions and offices with the Company held by such person; (4) the business experience of such person during the past five years; (5) certain other directorships, if any, held by such person; and briefly discusses the specific experience, qualifications, attributes or skills that led to the conclusion that each such person should serve as a director of Barnwell.

Alexander C. Kinzler – Director since 1999.  Chief Executive Officer of the Company since December 2016.  President and Chief Operating Officer of the Company since December 2002 and General Counsel of the Company since December 2001. Mr. Kinzler, an attorney, has been employed by the Company since 1984 in various capacities, including Vice President, Executive Vice President, and currently Chief Executive Officer, President and Chief Operating Officer, and brings to the Board deep insight into the operations, challenges and complex issues facing the Company.  He has served on the boards of directors of business groups including the Hawaii Leeward Planning Conference, and also brings to the Board significant operational, strategic, consensus-building and management skills from his years with the Company and legal background.

Russell M. Gifford – Director since 2003.  Secretary of the Company since December 2002.  Executive Vice President since December 1997, Treasurer since November 1986 and Chief Financial Officer since August 1985.  President of Water Resources International, Inc., a wholly-owned subsidiary of the Company, since December 1999.  Mr. Gifford, a Certified Public Accountant, has been employed by the Company since 1982 in various capacities including Vice President, Executive Vice President and Chief Financial Officer, and has also served as President of the Company’s water well drilling subsidiary since 1999.  Mr. Gifford has substantial financial and accounting expertise, including experience working in public accounting as an auditor at Touche Ross & Company prior to his employment by the Company.  Mr. Gifford brings to the Board of Directors substantial financial and accounting knowledge, as well as deep insight into the operations, challenges and complex issues facing the Company.  Mr. Gifford also serves on the boards of various community organizations and has substantial strategic planning and consensus-building skills as a result of that experience.

James S. Barnwell III 1 – Director since 2012.  Chairman of the Board of the Company since October 1, 2017.  Investor in oil and gas and real estate since 1967. Served on the board of directors and as president of the Larry D. Large Foundation (charitable 501(c)(3) organization) from 2004 to 2010. Mr. Barnwell, who has a B.S. in geology and an M.B.A., spent 29 years in the telecommunications industry with AT&T and its successor Lucent Technologies.  He worked in the oil and gas industry as part of the Company’s founding Barnwell family, served as director of various civic organizations, including the Louisiana Chamber of Commerce and Municipal Affairs Committee Shreveport, and is a certified member of the American Production and Inventory Control Society. Mr. Barnwell’s many years of management experience developing complex business plans and budgets provides valuable insight into corporate operations and business enterprise development. His oil and gas background, together with his broad range of business, management and civic experience and strong personal and professional ethics provide a strong foundation to assist the Board of Directors with regard to many challenges and complex issues facing the Company and businesses in general. Mr. Barnwell also has strong consensus-building skills from his management experience and service with charitable organizations.

Martin Anderson 1 – Director since 1985.  Partner, Goodsill Anderson and Quinn 1951 to 2011.  Trustee, Stanford University 1981 to 1985.  Overseer, Hoover Institute 1981 to date, named Chairman in 1993 to 1996 and thereafter designated for life as Distinguished Overseer.  Mr. Anderson brings to the Board of Directors broad experience, expertise and qualifications as a result of his extensive legal background and boardroom experience with both public and private entities, including Hawaiian Airlines and the entities listed above.  Mr. Anderson was a senior partner in a major Honolulu law firm from 1951 until 2011 and therefore brings to the Board extensive leadership and management skills, as well as a strong consensus-building capacity from his other board and trusteeship experiences.

Murray C. Gardner 1 – Director since 1996.  Geothermal resource, oil and gas exploration and reservoir consultant and investor, self-employed since 1995.  Dr. Gardner has a Ph.D. in geology and brings to the Board of Directors extensive knowledge and experience of geology, geophysics, the oil and gas industry and the geothermal industry and operations.  As a former officer and director of Geothermex, Inc., a geothermal exploration consulting firm now owned by Schlumberger, Inc., Dr. Gardner also brings to the Board broad business and general management experience in corporate operations, as well as extensive leadership and consensus-building skills.

Kevin K. Takata 1 – Director since 2004.  Supervising Deputy Attorney General, Criminal Justice Division, State of Hawaii, since June 1, 2015; First Deputy Prosecutor, County of Kauai, from December 3, 2012 to May 31, 2015; Deputy Attorney General, State of Hawaii, from October 2010 to November 30, 2012; Deputy Prosecuting Attorney, City and County of Honolulu, from 1987 to October 2010, Trials Division Chief from 1997 to 2006. Instructor, National Advocacy Center since 2000.  Mr. Takata, an attorney, has broad leadership, management and consensus-building skills from his years as Trials Division Chief of the Office of the Prosecuting Attorney of the City and County of Honolulu.  Mr. Takata’s lifelong residency in Hawaii has also assisted the Board of Directors in overseeing the Company’s various Hawaii-based businesses, including its real estate and water well drilling divisions.  Mr. Takata’s experience as a prosecutor and expertise in trial tactics and legal ethics has also given the Board of Directors valuable insights into the challenges and complex issues, both legal and otherwise, facing the Company and businesses in general.

Robert J. Inglima, Jr. 1 – Director since 2007.  Investor; Sole practitioner, Robert J. Inglima, Jr., Attorney-at-Law, since October 2002; Attorney in private practice since 1985.  Mr. Inglima, an attorney-at-law, brings to the Board of Directors substantial legal and financial expertise from his practice of law since 1985 and his work with an accounting and consulting firm.  Mr. Inglima also has substantial experience in real estate and corporate law, and has advised numerous clients on matters of business, finance and taxation as well.  Mr. Inglima has extensive experience representing clients with respect to real estate development and land use, commercial transactions, taxation, contract law, general corporate, and business formation and planning.  He has represented domestic as well as international companies, government agencies and individuals in complex business transactions. His experience as a Principal and Member of Cipolla Sziklay, LLC (certified public accountants and consultants) from 2004 to 2006 with respect to business valuation and litigation support services also adds to his significant business experience.

Named Executive Officers of the Company

The Company currently has two executive officers (the “Named Executive Officers”).  The following table sets forth the names and ages of all Named Executive Officers of the Company during fiscal 2019, their positions and offices with the Company and the period during which each has served.

1     This director is independent as defined in Section 803(A) of the NYSE American listing standards.

Name	Age	Position with the Company

Alexander C. Kinzler	61	Chief Executive Officer since December 2016. President and Chief Operating Officer since December 2002 and General Counsel since December 2001. Director of the Company since December 1999.
Russell M. Gifford	65
Secretary since December 2002, Executive Vice President since December 1997, Treasurer since November 1986 and Chief Financial Officer since August 1985.  President of Water Resources International, Inc., a wholly-owned subsidiary of the Company, since December 1999.

Board Meetings

The Board of Directors held five meetings during the fiscal year ended September 30, 2019, all directors attended at least 75% of the meetings of the Board of Directors and of the committees of the Board on which each director served.  The independent directors met on four occasions out of the presence of management during the fiscal year ended September 30, 2019.

Audit Committee

The members of the Audit Committee are Mr. Inglima, Chairman, Dr. Gardner, and Messrs. Anderson, Takata, and Barnwell.  All of the members of the Audit Committee are independent (as independence is defined in Section 803 (A) of the NYSE American listing standards).  The Board of Directors has determined that the Audit Committee has an audit committee financial expert, Mr. Inglima, who is a financial expert based on his degree in finance, education in accounting, his work with an accounting and consulting firm on business valuation and litigation support services, as well as his many years of legal experience advising clients on matters of business, finance and taxation.  Mr. Inglima, while not a CPA, has in-depth financial and accounting expertise and has been determined by the Board of Directors to qualify as an Audit Committee financial expert.  The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on our website.  The Audit Committee reviews the services of the independent accountants employed by the Company to audit the consolidated financial statements of the Company. The Audit Committee periodically reviews major issues regarding accounting and auditing principles and practices, the adequacy of internal controls that could affect the consolidated financial statements as well as all related party transactions and potential conflicts of interest.  During the fiscal year ended September 30, 2019, the Audit Committee held four meetings.

Executive Committee

The members of the Executive Committee are Mr. James S. Barnwell III, Chairman, and Messrs. Anderson, A. Kinzler and Dr. Gardner.  The Executive Committee has and may exercise all the powers of the Board of Directors when the Board is not in session, subject to certain limitations in the Company’s Bylaws.  During the fiscal year ended September 30, 2019, the Executive Committee held no meetings.

Reserves Committee

The members of the Reserves Committee are Mr. Kevin K. Takata, Chairman, Dr. Gardner and Messrs. Barnwell, Inglima, Gifford and A. Kinzler.  During the fiscal year ended September 30, 2019, the Reserves Committee held one meeting.

Compensation Committee

The members of the Compensation Committee are Mr. Anderson, Dr. Gardner, Mr. Takata and Mr. Barnwell, Chairman.  The Compensation Committee (i) determines the annual compensation of the Company’s Executive Officers; (ii) recommends, if appropriate, new employee benefit plans to the Board of Directors; (iii) administers all employee benefit plans; and (iv) makes such other determinations regarding compensation or benefits as may be necessary or advisable.  The Compensation Committee held one meeting during the fiscal year ended September 30, 2019.  The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available on our website.

Nominating Committee

The members of the Nominating Committee are Mr. Inglima, Mr. Takata and Mr. Barnwell, Chairman.  The purpose of the Nominating Committee is to identify and select or recommend qualified nominees to be elected to the board of directors of the Corporation (the “Board of Directors”) at the annual meeting of stockholders (consistent with criteria approved by the Board of Directors), identify, select or recommend qualified nominees to fill any vacancies on the Board of Directors or a committee thereof (consistent with criteria approved by the Board of Directors) and undertake such other duties and responsibilities as may from time to time be delegated by the Board of Directors to the Nominating Committee.

Code of Ethics

The Company has adopted a code of ethics that applies to all of our executive and non-executive employees.  The code of ethics contains certain additional terms applicable to our Chief Executive Officer and Chief Financial Officer.  The Company’s code of ethics may be found on the Company’s website at: www.brninc.com/ethics0304.pdf.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file certain reports of beneficial ownership with the SEC.  Based solely on the Company’s review of the copies of such forms it has received and written representations from certain reporting persons, the Company believes that all of its officers, directors and greater than 10% beneficial owners, complied with all Section 16(a) filing requirements applicable to them during the Company’s most recently completed fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The Summary Compensation Table below sets forth certain information regarding compensation paid during the fiscal years ended September 30, 2019 and September 30, 2018 to (1) Alexander C. Kinzler, our Chief Executive Officer, President, Chief Operating Officer and General Counsel, and (2) Russell M. Gifford, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

No Named Executive Officer was granted a stock award or an option award in fiscal year 2019 or 2018. As a result, such columns have been omitted.

Our Pay for Performance Plan adopted in 2014 (the “Plan”) is available to pay bonuses to our executives based on performance.  Performance measures and targeted goals for the Company’s 2019 fiscal year performance period were established by the Compensation Committee in December 2018 and the Committee designated the CEO to be eligible to participate in the Plan for fiscal year 2019.  The material terms of such performance measures and targeted goals are as follows:

The Compensation Committee determined that the sum of the following three components shall represent the maximum bonus that may be achieved under the Plan for fiscal 2019 by the CEO (the “2019 Maximum Bonus Amount”), which was designed so that the Company would be in compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”):

(a)    an amount equal to 5% of the earnings before income taxes on a GAAP basis of the Company;

(b)    for an increase in earnings attributable to the combined Land Investment and Residential Real Estate segments in the State of Hawaii on a GAAP basis over the prior fiscal year with respect to such segments, 20% of the first 100% of such increase and 10% of the remaining amount of such increase; and

 (c)  for an increase in the Company’s market capitalization of up to 10%, determined by comparing the closing price of the Common Stock on September 30, 2018 and September 30, 2019, 10% of the amount of such increase.

Section 162(m) of the Code generally limits our federal tax deduction for compensation paid in any fiscal year to our CEO and our other “covered employees,” as defined in Section 162(m), to $1,000,000.  In the past, an exception to this deduction limit was available for “performance-based” compensation that had been approved by our stockholders and otherwise satisfied certain requirements under Section 162(m) and applicable regulations.  As a result of new tax legislation that went into effect on December 22, 2017, this exception for performance-based compensation is not available for taxable years beginning after December 31, 2017, unless such compensation qualifies for transition relief for written binding contracts that were in effect on November 2, 2017.  Barnwell was not party to any such binding contracts.  This legislation also expanded the definition of “covered employees” to include the chief financial officer and certain former named executive officers.  These changes in the tax laws have not had an effect on Barnwell, primarily because the compensation paid to such persons in our fiscal 2019 year, and in other recent fiscal years, has been below the $1,000,000 threshold.

The Compensation Committee continues to retain flexibility to make compensation decisions that are based on factors other than Section 162(m) and related consequences when necessary or appropriate (as determined by the Compensation Committee in its sole discretion) to enable Barnwell to continue to attract, retain, reward and motivate its highly-qualified executives.  This flexibility may include amending or modifying the design elements of our historical compensation programs to the extent those design elements were principally adopted in an effort to comply with Section 162(m).

The 2019 Maximum Bonus Amount for each participant shall in no case exceed 150% of such participant’s base salary as of January 2019.  Additionally, a decrease in earnings before income taxes or market capitalization will not decrease the amounts of the other respective components of the 2019 Maximum Bonus Amount.  The Committee, in its sole discretion, reserves the right to eliminate or reduce the 2019 Maximum Bonus Amount payable to the CEO pursuant to the bonus formula described above and in addition or alternatively to grant ordinary bonuses.

The Compensation Committee determined that, pursuant to the adopted performance measures and targeted goals, the maximum bonus grant which could have been payable as calculated under the Plan was $0 as to our CEO.  The Compensation Committee reviewed the performance of our CEO during fiscal 2019, analyzed the Company’s results for the year, reviewed the overall performance of management for the fiscal year, reviewed with management various factors the Committee takes into account in setting compensation, including individual and corporate, financial and non-financial performance, the creation of value for our stockholders, the long-term commitment and contributions of management to the Company and certain events in the Company’s oil and gas division.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compen-sation ($)	All Other Compen-sation ($)	Total ($)
Alexander C. Kinzler Chief Executive Officer, President and General Counsel	2019 2018	321,667 380,000	- 65,000	- -	36,634[2] 36,356	358,301 481,356
Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2019 2018	321,667 380,000	- 65,000	- -	11,209[3] 9,221	332,876 454,221

2  This amount represents perquisites received with respect to: (1) medical insurance; (2) medical expense reimbursements; (3) a club membership; (4) vehicle expense (including depreciation on a straight-line basis with a 7-year life); and (5) imputed interest on a loan from the Company made prior to the enactment of the Sarbanes-Oxley Act which was repaid during fiscal 2019.
3  This amount represents perquisites received with respect to: (1) medical expense reimbursements; (2) a club membership; (3) vehicle expense (including depreciation on a straight-line basis with a 7-year life); and (4) imputed interest on a loan from the Company made prior to the enactment of the Sarbanes-Oxley Act which was repaid during fiscal 2019.

No Named Executive Officer was granted a plan-based award or stock award in fiscal 2019.  As a result, such table has been omitted.

Outstanding Equity Awards At Fiscal Year-End 2019

The following table sets forth grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended September 30, 2019 to each of the Named Executive Officers.  No Named Executive Officer held unvested stock awards as of fiscal year end 2019.  As a result, such columns have been omitted.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Alexander C. Kinzler	125,000	-	4.32	12/2019
Russell M. Gifford	67,500	-	4.32	12/2019

If a change in control occurs, then all unvested stock options will accelerate and will become exercisable in full.  Assuming a change in control occurred September 30, 2019 and using the closing price of the Company’s stock on that date, the value of the accelerated vesting of these options would be $0 and $0 for Mr. A. Kinzler and Mr. Gifford, respectively.

Director Compensation

The Company’s program of director compensation is intended to fairly pay directors for work required for a company of our size and scope. Directors who are not officers of the Company currently receive an annual fee of $15,000 and are reimbursed for expenses incurred in connection with meeting attendance.  The Chairmen of the Compensation Committee and the Reserves Committee currently receive an additional $9,000 annual fee and the Chairman of the Audit Committee currently receives an additional $18,750 annual fee.  The members of the Reserves Committee and Compensation Committee, other than the Chairmen, currently receive an additional $1,875 annual fee. The members of the Audit Committee, other than the Chairperson, currently receive an additional $10,000 annual fee.  The Chairman of the Board of Directors, if he or she is not an officer of the Company, receives an additional $22,500 annual fee.

Non-Employee Director Compensation

The following Non-Employee Director Compensation table sets forth information with regard to the nominees to the Board of Directors as listed in the table under “Proposal No. 1”, above, with regard to compensation paid to them during the fiscal year ended September 30, 2019.  Directors who are officers of the Company do not receive any fees for their service as directors, and their compensation as officers of the Company is disclosed in the Summary Compensation Table.

No named director was granted a stock award or option award in fiscal year 2019 nor earned any non-equity incentive plan compensation in fiscal year 2019.  As a result, such columns have been omitted.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Martin Anderson	27,760	-	27,760
Murray C. Gardner, Ph.D.	29,896	-	29,896
Kevin K. Takata	38,000	-	38,000
Robert J. Inglima, Jr.	40,573	-	40,573
James S. Barnwell III	63,635	-	63,635

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 17, 2020, with respect to the beneficial ownership of the Common Stock, the sole voting security of the Company, by (i) each person known to the Company who beneficially owns more than 5% of the Common Stock, (ii) each director and nominee of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

Name and Address of B`eneficial Owner		Amount and Nature of Beneficial Ownership[4]	Percent Of Class

Joseph E. Magaro	401 Riversville Road Greenwich, Connecticut	1,263,060	15.3%

Ned L. Sherwood	4731 North Highway A1A Suite 213 Vero Beach, Florida	1,201,510[5]	14.5%

Dimensional Fund Advisors LP	Palisades West, Building One 6300 Bee Cave Road Austin, Texas	360,045[6]	4.3%

Gate City Capital Management, LLC	70 West Madison Street Suite 1400 Chicago, Illinois	951,214[7]	11.5%

Estate of Morton H. Kinzler	1100 Alakea Street, Suite 2900 Honolulu, Hawaii	1,150,037[8]	13.9%

Ruth G. Kinzler	1100 Alakea Street, Suite 2900 Honolulu, Hawaii	1,359,408[9]	16.4%

Martin Anderson	620 Sand Hill Road, Apt. 422F Palo Alto, California	6,000	*

Murray C. Gardner, Ph.D.	P. O. Box 1657 Kamuela, Hawaii	41,302	*

4    A person is deemed to be the beneficial owner of securities that such person can acquire as of and within the 60 days following the date of this table upon the exercise of options.  Each beneficial owner’s percentage of ownership is determined by assuming that options or conversion rights that are held by such person (but not those held by any other person) and which are exercisable as of and within 60 days following the date of this table have been exercised.  For purposes of the footnotes that follow, “currently exercisable” means options that are exercisable as of and within 60 days following the date of this table.  Except as indicated in the footnotes that follow, shares listed in the table are held with sole voting and investment power.
5    Represents shares held as of January 6, 2020 as reported on Form 4 filed by Ned L. Sherwood.  According to such filing, Mr. Sherwood may be deemed to beneficially own 1,201,510 shares of Common Stock of the Company, which includes (i)  963,472 shares of Common Stock of the Company held by MRMP Managers LLC, of which Mr. Sherwood is the chief investment officer and (ii) 238,038 shares of Common Stock of the Company held by Ned L. Sherwood Revocable Trust, of which Mr. Sherwood is the beneficiary and trustee.
6    Represents shares held as of December 31, 2018 as reported on Form 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”).  As reported on a Schedule 13G, Dimensional is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940.  Dimensional has sole voting power and sole dispositive power of 421,340 shares of Common Stock of the Company.
7    Represents shares held as of December 31, 2018 as reported on Form 13G/A filed by Gate City Capital Management, LLC.
8    Represents 1,150,037 shares held.
9    Includes 1,150,037 shares held by the Estate of Morton H. Kinzler as to which Mrs. Kinzler is a co-personal representative.

Alexander C. Kinzler	1100 Alakea Street, Suite 2900 Honolulu, Hawaii	1,504,096[10]	18.2%

Russell M. Gifford	1100 Alakea Street, Suite 2900 Honolulu, Hawaii	89,500[11]	1.1%

Kevin K. Takata	c/o 1100 Alakea Street, Suite 2900, Honolulu, Hawaii	2,850	*

Robert J. Inglima, Jr.	1 Deerhill Drive Ho-Ho-Kus, New Jersey	31,800[12]	*

James S. Barnwell III	407 Driftwood Street Rockwall, Texas	51,726	*
All directors and executive officers as a group (7 persons)		1,727,274[13]	20.9%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Below are the transactions that occurred during fiscal years 2018 and 2019 in which, to our knowledge, the Company was or is a party, in which the amount involved exceeded the disclosure thresholds set forth in the applicable SEC rules and regulations, and in which any director, director nominee, executive officer, person known by us to be a holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On June 10, 2018, Mr. Morton H. Kinzler, a director of the Company, passed away.  On August 9, 2018, Mr. A. Kinzler became a co-personal representative of the Estate of Morton H. Kinzler together with Mr. M. Kinzler’s wife, Mrs. Ruth G. Kinzler. The Estate of Morton H. Kinzler held 1,151,882 shares of common stock. Such shares were distributed by the Estate in January 2020. Mr. A. Kinzler received 575,941 of such shares. Ms. Cynthia M. White received 575,941 of such shares.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Report of the Audit Committee

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management, and the Audit Committee has discussed with KPMG LLP, the independent registered public accounting firm, the matters required to be discussed by PCAOB Auditing Standard No. 16, “Communications with Audit Committee; Related Amendments to PCAOB Standards; and Transitional Amendments to PCAOB AU Section 380.”, as such may be modified or supplemented.  KPMG LLP has provided to the Company the written disclosures and the letter required by applicable PCAOB requirements regarding their communications with the Audit Committee concerning independence, and the Audit Committee has discussed with KPMG LLP its independence. The committee also concluded that KPMG LLP’s performance of tax services to us and our affiliates, as pre-approved by the committee and described in the next section, does not impair KPMG LLP’s independence.  Based upon its discussions with management and with KPMG LLP, the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

______________________________________________

10    Includes 1,150,037 shares of Common Stock owned by the Estate of Morton H. Kinzler as to which Mr. Kinzler is a co-personal representative and 3,000 shares owned by his children as to which Mr. A. Kinzler disclaims beneficial ownership.

11    Includes 3,300 shares owned by his children to which Mr. Gifford disclaims beneficial ownership.
12    Includes 1,800 shares owned by his children to which Mr. Inglima disclaims beneficial ownership.
*    Represents less than 1% of the outstanding shares of Common Stock of the Company.

Audit Fees

The aggregate fees billed to the Company by KPMG LLP, the Company’s independent registered public accounting firm, for professional services rendered in connection with the audit of the annual financial statements included in the Company’s Annual Report on Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended September 30, 2019 totaled $562,200.  For the comparable services provided for the fiscal year ended September 30, 2018, KPMG LLP billed the Company $532,500.

Audit-Related Fees

For the fiscal years ended September 30, 2019 and September 30, 2018, the Company did not incur and KPMG LLP, the Company’s independent registered public accounting firm, did not bill the Company for assurance and related services that are not reasonably related to the performance of the audit or review of the Company’s financial statements and classified above with audit fees.

Tax Fees

The aggregate fees billed to the Company by KPMG LLP, the Company’s independent registered public accounting firm, for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2019 totaled $86,200 and for the fiscal year ended September 30, 2018 totaled $122,100.

All Other Fees

For the fiscal years ended September 30, 2019 and September 30, 2018, the Company did not incur and KPMG LLP, the Company’s independent registered public accounting firm, did not bill the Company for any fees other than Audit Fees and Tax Fees.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Exhibits.  The exhibits listed in the Index to Exhibits of the Original Filing, which was filed with the SEC on December 20, 2019, and the exhibits listed in the Index to Exhibits of this Amendment are filed with, or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BARNWELL INDUSTRIES, INC.

Dated January 27, 2020	By:	/s/ Alexander C. Kinzler
Alexander C. Kinzler
President, Chief Executive Officer, Chief Operating Officer, General Counsel and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 27, 2020	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director

Dated: January 27, 2020	/s/ James S. Barnwell
James S. Barnwell III
Chairman of the Board

Dated: January 27, 2020	/s/ Martin Anderson
Martin Anderson
Director

Dated: January 27, 2020	/s/ Murray C. Gardner
Murray C. Gardner
Director

Dated: January 27, 2020	/s/ Kevin K. Takata
Kevin K. Takata
Director

Dated: January 27, 2020	/s/ Robert J. Inglima, Jr.
Robert J. Inglima, Jr.
Director

INDEX TO EXHIBITS

The following documents are filed as part of this Amendment and they supplement the exhibits filed and furnished with the Original Filing.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002