Form 10-K/A
BARNWELL INDUSTRIES INC
filed 2020-02-05
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K / A
(Amendment No. 2)
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
Documents Incorporated by Reference
None.

EXPLANATORY NOTE

Barnwell Industries, Inc. (the “Company”, “our” or “Barnwell”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which was originally filed on December 20, 2019 (the “Original Filing”) and amended by Amendment No. 1 on Form 10-K/A filed with the SEC on January 28, 2020 (“Amendment No. 1”), to amend and restate in its entirety the information required by Item 13 of Part III of the Original Filing, as previously included in Amendment No. 1, which contained an incorrect statement regarding certain share ownership.  In addition, Item 15 of Part IV of the Original Filing is being amended by this Amendment No. 2 to include new certifications by our principal executive officer and principal financial officer, as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, which are filed as Exhibits 31.1 and 31.2 to this Amendment No. 2.

Except as described above, this Amendment No. 2 does not modify or update the disclosure in, or exhibits to, the Original Filing or Amendment No. 1 in any way, and the parts or exhibits of the Original Filing and Amendment No. 1 which have not been modified or updated are not included in this Amendment No. 2.  Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing or Amendment No. 1 was filed, as applicable.  This Amendment No. 2 continues to speak as of the date of the Original Filing, does not change any previously reported financial results and, except as expressly set forth in this Amendment No. 2, does not reflect events occurring after December 20, 2019, the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.  Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including Amendment No. 1 and other amendments to those filings, if any.

TABLE OF CONTENTS

PART III

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	4

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	4

SIGNATURES

PART III

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

BARNWELL INDUSTRIES, INC.

Dated February 3, 2020	By:	/s/ Alexander C. Kinzler
Alexander C. Kinzler
President, Chief Executive Officer, Chief Operating Officer, General Counsel and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated February 3, 2020	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director

Dated February 3, 2020	/s/ James S. Barnwell
James S. Barnwell III
Chairman of the Board

Dated February 3, 2020	/s/ Martin Anderson
Martin Anderson
Director

Dated February 3, 2020	/s/ Murray C. Gardner
Murray C. Gardner
Director

Dated February 3, 2020	/s/ Kevin K. Takata
Kevin K. Takata
Director

Dated February 3, 2020	/s/ Robert J. Inglima, Jr.
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