Form 10-Q
period 2019-12-31
BARNWELL INDUSTRIES INC
filed 2020-02-12
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2019
or
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

As of February 7, 2020 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2019	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$2,399,000	$4,613,000
Accounts and other receivables, net of allowance for doubtful accounts of: $45,000 at December 31, 2019; $44,000 at September 30, 2019	3,220,000	1,884,000
Income taxes receivable	379,000	386,000
Operating lease right-of-use asset held for sale	2,226,000	—
Other current assets	1,681,000	1,821,000
Total current assets	9,905,000	8,704,000
Income taxes receivable, net of current portion	230,000	230,000
Asset for retirement benefits	1,393,000	—
Investments	937,000	980,000
Operating lease right-of-use assets	331,000	—
Property and equipment	76,560,000	72,522,000
Accumulated depletion, depreciation, and amortization	(66,034,000)	(64,134,000)
Property and equipment, net	10,526,000	8,388,000
Total assets	$23,322,000	$18,302,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,109,000	$1,223,000
Accrued capital expenditures	1,984,000	287,000
Accrued compensation	159,000	205,000
Accrued operating and other expenses	1,097,000	1,079,000
Operating lease liability held for sale	2,441,000	—
Current portion of operating lease liabilities	108,000	—
Current portion of asset retirement obligation	720,000	330,000
Other current liabilities	1,055,000	1,644,000
Total current liabilities	8,673,000	4,768,000
Deferred rent	—	193,000
Operating lease liabilities	230,000	—
Liability for retirement benefits	4,609,000	5,785,000
Asset retirement obligation	6,097,000	6,059,000
Deferred income tax liabilities	159,000	168,000
Total liabilities	19,768,000	16,973,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at December 31, 2019 and September 30, 2019	4,223,000	4,223,000
Additional paid-in capital	1,350,000	1,350,000
Retained earnings	445,000	859,000
Accumulated other comprehensive loss, net	(273,000)	(2,917,000)
Treasury stock, at cost: 167,900 shares at December 31, 2019 and September 30, 2019	(2,286,000)	(2,286,000)
Total stockholders' equity	3,459,000	1,229,000
Non-controlling interests	95,000	100,000
Total equity	3,554,000	1,329,000
Total liabilities and equity	$23,322,000	$18,302,000
See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2019	2018
Revenues:
Oil and natural gas	$2,141,000	$1,232,000
Contract drilling	2,646,000	1,163,000
Sale of interest in leasehold land	—	165,000
Gas processing and other	63,000	35,000
	4,850,000	2,595,000
Costs and expenses:
Oil and natural gas operating	1,213,000	1,337,000
Contract drilling operating	1,814,000	1,316,000
General and administrative	1,496,000	1,548,000
Depletion, depreciation, and amortization	705,000	819,000
Impairment of assets	—	2,170,000
Interest expense	—	4,000
	5,228,000	7,194,000
Loss before equity in loss of affiliates and income taxes	(378,000)	(4,599,000)
Equity in loss of affiliates	(43,000)	(79,000)
Loss before income taxes	(421,000)	(4,678,000)
Income tax benefit	(2,000)	(105,000)
Net loss	(419,000)	(4,573,000)
Less: Net (loss) earnings attributable to non-controlling interests	(5,000)	27,000
Net loss attributable to Barnwell Industries, Inc.	$(414,000)	$(4,600,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.05)	$(0.56)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended December 31,
	2019	2018
Net loss	$(419,000)	$(4,573,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	5,000	(413,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	60,000	17,000
Net actuarial gains arising during the period, net of taxes of $0	880,000	—
Curtailment gain, net of taxes of $0	1,699,000	—
Total other comprehensive income (loss)	2,644,000	(396,000)
Total comprehensive income (loss)	2,225,000	(4,969,000)
Less: Comprehensive (loss) income attributable to non-controlling interests	(5,000)	27,000
Comprehensive income (loss) attributable to Barnwell Industries, Inc.	$2,230,000	$(4,996,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Three months ended December 31, 2019 and 2018
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2018	8,277,160	$4,223,000	$1,350,000	$13,253,000	$(514,000)	$(2,286,000)	$213,000	$16,239,000
Cumulative impact from the adoption of ASU No. 2014-09	—	—	—	20,000	—	—	—	20,000
Distributions to non-controlling interests	—	—	—	—	—	—	(107,000)	(107,000)
Net (loss) earnings	—	—	—	(4,600,000)	—	—	27,000	(4,573,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(413,000)	—	—	(413,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	17,000	—	—	17,000
Balance at December 31, 2018	8,277,160	$4,223,000	$1,350,000	$8,673,000	$(910,000)	$(2,286,000)	$133,000	$11,183,000

Balance at September 30, 2019	8,277,160	$4,223,000	$1,350,000	$859,000	$(2,917,000)	$(2,286,000)	$100,000	$1,329,000
Net loss	—	—	—	(414,000)	—	—	(5,000)	(419,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	5,000	—	—	5,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	60,000	—	—	60,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	—	—	880,000	—	—	880,000
Curtailment gain, net of taxes of $0					1,699,000			1,699,000
Balance at December 31, 2019	8,277,160	$4,223,000	$1,350,000	$445,000	$(273,000)	$(2,286,000)	$95,000	$3,554,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(419,000)	$(4,573,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in loss of affiliates	43,000	79,000
Depletion, depreciation, and amortization	705,000	819,000
Impairment of assets	—	2,170,000
Retirement benefits expense	71,000	54,000
Accretion of asset retirement obligation	134,000	150,000
Income tax receivable, noncurrent	—	(31,000)
Non-cash rent expense	30,000	22,000
Deferred income tax benefit	(9,000)	(72,000)
Asset retirement obligation payments	(2,000)	(33,000)
Share-based compensation benefit	—	(24,000)
Retirement plan contributions and payments	(2,000)	(2,000)
Sale of interest in leasehold land, net of fees paid	—	(124,000)
(Decrease) increase from changes in current assets and liabilities	(1,917,000)	567,000
Net cash used in operating activities	(1,366,000)	(998,000)
Cash flows from investing activities:
Proceeds from the maturity of certificates of deposit	—	741,000
Net proceeds from sale of interest in leasehold land	—	124,000
Distribution from equity investees in excess of earnings	—	352,000
Proceeds from sale of oil and natural gas assets	594,000	633,000
Payments to acquire oil and natural gas properties	—	(355,000)
Capital expenditures - oil and natural gas	(1,444,000)	(108,000)
Capital expenditures - all other	(13,000)	(96,000)
Net cash (used in) provided by investing activities	(863,000)	1,291,000
Cash flows from financing activities:
Distributions to non-controlling interests	—	(107,000)
Net cash used in financing activities	—	(107,000)
Effect of exchange rate changes on cash and cash equivalents	15,000	(53,000)
Net (decrease) increase in cash and cash equivalents	(2,214,000)	133,000
Cash and cash equivalents at beginning of period	4,613,000	5,965,000
Cash and cash equivalents at end of period	$2,399,000	$6,098,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2019 Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2. The Condensed Consolidated Balance Sheet as of September 30, 2019 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2019, results of operations, comprehensive income (loss), equity and cash flows for the three months ended December 31, 2019 and 2018, have been made. The results of operations for the period ended December 31, 2019 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

Other than the accounting policies implemented in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” discussed in Note 11, there have been no changes to Barnwell's significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company's most recently filed Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842),” which requires an entity to recognize a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases with terms greater than 12 months at the lease commencement date. The Company adopted the provisions of this ASU effective October 1, 2019. See Note 11 “Leases” for the required disclosures related to the impact of adopting this standard.

In February 2018, the FASB issued ASU No. 2018-02, “Reclassification of Certain Tax Effects From Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company adopted the provisions of this ASU effective October 1, 2019. The adoption of this update did not have an impact on Barnwell's consolidated financial statements.

In July 2018, the FASB issued ASU No. 2018-09, “Codification Improvements,” which provides further clarification to the codification literature. The Company adopted the provisions of this ASU effective October 1, 2019. The adoption of this update did not have an impact on Barnwell's consolidated financial statements.

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

Options to purchase 60,000 and 318,750 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2019 and 2018, respectively, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended December 31, 2019
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(414,000)	8,277,160	$(0.05)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(414,000)	8,277,160	$(0.05)

	Three months ended December 31, 2018
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(4,600,000)	8,277,160	$(0.56)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(4,600,000)	8,277,160	$(0.56)

3.    INVESTMENTS

A summary of Barnwell’s non-current investments is as follows:

	December 31, 2019	September 30, 2019
Investment in Kukio Resort Land Development Partnerships	$887,000	$930,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total non-current investments	$937,000	$980,000

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP (“KKM”), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP (“KDK”) for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I (“Increment I”), and KD II is the developer of Kaupulehu Lot 4A Increment II (“Increment II”). Barnwell's ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 19 lots remain to be sold at Increment I as of December 31, 2019, as well as from commissions on real estate sales by the real estate sales office.

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

There were no cash distributions from the Kukio Resort Land Development Partnership for the three months ended December 31, 2019. During the three months ended December 31, 2018, Barnwell received net cash distributions in the amount of $314,000 from the Kukio Resort Land Development Partnerships after distributing $38,000 to non-controlling interests.

Barnwell has the right to receive distributions from its non-controlling interest in KKM in proportion to its partner capital sharing ratio of 34.45%. Barnwell is entitled to a 100% preferred return up to $1,000,000 from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold. However, because we have no control over the distributions from the Kukio Resort Land Development Partnerships and the ability of the Kukio Resort Land Development Partnerships to make such distributions is dependent upon their future sales of lots, we have not recorded any estimated potential preferred return from KKM in our equity in income to date. However, if sufficient distributions are made by the Kukio Resort Land Development Partnerships in the future, Barnwell will have equity in income of affiliates for the recognition of the preferred return. There is no assurance that any future distributions and resulting preferred returns will occur.
Equity in loss of affiliates was $43,000 and $79,000 for the three months ended December 31, 2019 and 2018, respectively. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $296,000 as of December 31, 2019, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. There was an immaterial basis difference adjustment for the three months ended December 31, 2019. The basis difference adjustment of $1,000, for the three months ended December 31, 2018, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort Land Development partnerships is as follows:

	Three months ended December 31,
	2019	2018
Revenue	$1,766,000	$1,948,000
Gross profit	$796,000	$646,000
Net loss	$(168,000)	$(158,000)

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 14).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. The total amount of gross proceeds from single-family lot sales was $216,400,000 through December 31, 2019. No single-family lots were sold during the three months ended December 31, 2019 and 19 single-family lots, of the 80 lots developed within Increment I, remained to be sold as of December 31, 2019.

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

The Increment I percentage of sales arrangement between Barnwell and KD I remains unchanged.

The following table summarizes Increment I and Increment II revenues from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2019	2018
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$165,000
Fees - included in general and administrative expenses	—	(20,000)
Sale of interest in leasehold land, net of fees paid	$—	$145,000

Investment in Leasehold Land Interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease terminates in December 2025.

4.    OIL AND NATURAL GAS PROPERTIES

Dispositions

In October 2019, Barnwell entered into a purchase and sale agreement with an independent third party and sold its interests in properties located in the Progress area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $594,000 in order to, among other things, reflect an economic effective date of October 1, 2019. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

There were no oil and natural gas property dispositions during the three months ended December 31, 2018. The $633,000 of proceeds from sale of oil and gas properties included in the Condensed Consolidated Statement of Cash Flows for the three months ended December 31, 2018 represents the refund of income taxes previously withheld from what otherwise would have been proceeds on the previous years' oil and natural gas property sales.

Acquisitions

There were no significant amounts paid for oil and natural gas property acquisitions during the three months ended December 31, 2019.

In the quarter ended December 31, 2018, Barnwell acquired additional working interests in oil and natural gas properties located in the Wood River and Twining areas of Alberta, Canada for cash consideration of $355,000. The purchase prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The customary purchase price adjustments were finalized in the quarter ended June 30, 2019 and resulted in an immaterial adjustment.

Impairment of Oil and Natural Gas Properties

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended December 31, 2019. There was a ceiling test impairment of $2,170,000 during the three months ended December 31, 2018.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. In addition, the ceiling test is also impacted by any changes in management's quarterly evaluation of the Company's ability to fund the approximately $12,000,000 of future capital expenditures necessary over the next five years to develop the proved undeveloped reserves that are largely in the Twining areas of Alberta, Canada, the value of which is included in the calculation of the ceiling limitation. If facts, circumstances, estimates and assumptions underlying management's assessment of the Company's ability to fund such capital expenditures change such that it is no longer reasonably certain that all of the approximately $12,000,000 of capital expenditures necessary to develop the proved undeveloped reserves can be made, it is likely that we will incur a further ceiling test impairment at that time.

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

The following table details the components of net periodic benefit cost (income) for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2019	2018	2019	2018	2019	2018
Service cost	$50,000	$50,000	$3,000	$9,000	$—	$—
Interest cost	83,000	93,000	18,000	21,000	20,000	25,000
Expected return on plan assets	(163,000)	(161,000)	—	—	—	—
Amortization of prior service cost (credit)	1,000	1,000	(1,000)	(1,000)	—	—
Amortization of net actuarial loss	35,000	3,000	5,000	1,000	20,000	13,000
Curtailment cost (income)	53,000	—	(53,000)	—	—	—
Net periodic benefit cost (income)	$59,000	$(14,000)	$(28,000)	$30,000	$40,000	$38,000

The components of net periodic benefit cost (income), including service cost, are included in “General and administrative” expenses in the Company's Condensed Consolidated Statements of Operations.

On December 12, 2019, the Company’s Board of Directors approved a resolution to freeze all future benefit accruals for all participants under the Company’s Pension Plan and SERP effective December 31, 2019. Accordingly, the Company remeasured the projected benefit obligation of the Pension Plan and SERP as of December 31, 2019. As a result of the remeasurement, the Company recorded a $880,000 actuarial gain in accumulated other comprehensive loss during the quarter ended December 31, 2019. The actuarial gain was primarily due to an increase in the market value of Pension Plan assets as well as an increase in the discount rate for both plans during the period. The impact of the Pension Plan and SERP plan freeze resulted in a $1,699,000 reduction in unrecognized pension benefit costs that were previously included in accumulated other comprehensive loss, with a corresponding benefit in other comprehensive income.

No contributions will be made to the Pension Plan during fiscal 2020. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2020 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

6.    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended December 31,
	2019	2018
United States	$(147,000)	$(1,124,000)
Canada	(269,000)	(3,581,000)
	$(416,000)	$(4,705,000)

The components of the income tax benefit are as follows:

	Three months ended December 31,
	2019	2018
Current	$7,000	$(33,000)
Deferred	(9,000)	(72,000)
	$(2,000)	$(105,000)

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

7.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables provides information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three months ended December 31, 2019 and 2018.

	Three months ended December 31, 2019
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,725,000	$—	$—	$—	$1,725,000
Natural gas	322,000	—	—	—	322,000
Natural gas liquids	94,000	—	—	—	94,000
Drilling and pump	—	2,646,000	—	—	2,646,000
Contingent residual payments	—	—	—	—	—
Other	—	—	—	56,000	56,000
Total revenues before interest income	$2,141,000	$2,646,000	$—	$56,000	$4,843,000
Geographical regions:
United States	$—	$2,646,000	$—	$7,000	$2,653,000
Canada	2,141,000	—	—	49,000	2,190,000
Total revenues before interest income	$2,141,000	$2,646,000	$—	$56,000	$4,843,000
Timing of revenue recognition:
Goods transferred at a point in time	$2,141,000	$—	$—	$56,000	$2,197,000
Services transferred over time	—	2,646,000	—	—	2,646,000
Total revenues before interest income	$2,141,000	$2,646,000	$—	$56,000	$4,843,000

	Three months ended December 31, 2018
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$896,000	$—	$—	$—	$896,000
Natural gas	162,000	—	—	—	162,000
Natural gas liquids	174,000	—	—	—	174,000
Drilling and pump	—	1,163,000	—	—	1,163,000
Contingent residual payments	—	—	165,000	—	165,000
Other	—	—	—	14,000	14,000
Total revenues before interest income	$1,232,000	$1,163,000	$165,000	$14,000	$2,574,000
Geographical regions:
United States	$—	$1,163,000	$165,000	$—	$1,328,000
Canada	1,232,000	—	—	14,000	1,246,000
Total revenues before interest income	$1,232,000	$1,163,000	$165,000	$14,000	$2,574,000
Timing of revenue recognition:
Goods transferred at a point in time	$1,232,000	$—	$165,000	$14,000	$1,411,000
Services transferred over time	—	1,163,000	—	—	1,163,000
Total revenues before interest income	$1,232,000	$1,163,000	$165,000	$14,000	$2,574,000

Contract Balances
The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	December 31, 2019	September 30, 2019
Accounts receivables from contracts with customers	$2,862,000	$1,322,000
Contract assets	551,000	344,000
Contract liabilities	1,043,000	1,633,000

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

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of December 31, 2019 and September 30, 2019, the Company had $1,043,000 and $1,633,000, respectively, included in “Other current liabilities” on the balance sheet for those performance obligations expected to be completed in the next twelve months.

During the three months ended December 31, 2019 and 2018, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $1,480,000 and $21,000, respectively.

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

Performance Obligations

The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At December 31, 2019, the Company had three contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 78% of the remaining performance obligation of $2,556,000 is expected to be recognized as revenue in the next twelve months and the remaining, thereafter. At September 30, 2019, the Company had three contract drilling jobs with original durations of greater than one year. For those contracts, approximately 79% of the remaining performance obligation of $2,866,000 was expected to be recognized as revenue in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of December 31, 2019 and September 30, 2019, the Company had $258,000 and $296,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three months ended December 31, 2019 and 2018, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three months ended December 31, 2019 and 2018.

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

	Three months ended December 31,
	2019	2018
Revenues:
Oil and natural gas	$2,141,000	$1,232,000
Contract drilling	2,646,000	1,163,000
Land investment	—	165,000
Other	56,000	14,000
Total before interest income	4,843,000	2,574,000
Interest income	7,000	21,000
Total revenues	$4,850,000	$2,595,000
Depletion, depreciation, and amortization:
Oil and natural gas	$606,000	$749,000
Contract drilling	85,000	57,000
Other	14,000	13,000
Total depletion, depreciation, and amortization	$705,000	$819,000
Impairment:
Oil and natural gas	$—	$2,170,000
Total impairment	$—	$2,170,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$322,000	$(3,024,000)
Land investment	—	165,000
Contract drilling	747,000	(210,000)
Other	42,000	1,000
Total operating profit (loss)	1,111,000	(3,068,000)
Equity in loss of affiliates:
Land investment	(43,000)	(79,000)
General and administrative expenses	(1,496,000)	(1,548,000)
Interest expense	—	(4,000)
Interest income	7,000	21,000
Loss before income taxes	$(421,000)	$(4,678,000)

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended December 31,
	2019	2018
Foreign currency translation:
Beginning accumulated foreign currency translation	$691,000	$925,000
Change in cumulative translation adjustment before reclassifications	5,000	(413,000)
Income taxes	—	—
Net current period other comprehensive income (loss)	5,000	(413,000)
Ending accumulated foreign currency translation	696,000	512,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(3,608,000)	(1,439,000)
Amortization of net actuarial loss and prior service cost	60,000	17,000
Net actuarial gains arising during the period	2,579,000	—
Income taxes	—	—
Net current period other comprehensive income	2,639,000	17,000
Ending accumulated retirement plans benefit cost	(969,000)	(1,422,000)
Accumulated other comprehensive loss, net of taxes	$(273,000)	$(910,000)

The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit cost (income) which is a component of “General and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 5 for additional details).

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

11.    LEASES

On October 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” using the modified retrospective transition approach and applied the new standard to leases in place as of the adoption date. Results for reporting periods prior to October 1, 2019 have not been adjusted. The Company elected the package of practical expedients allowed upon adoption of Accounting Standards Codification (“ASC”) 842 which, among other things, allowed us to (1) not reassess whether any expired or existing contracts contain leases, (2) carry forward the historical lease classification, and (3) not have to reassess any initial direct cost of any expired or existing leases.

As a result of the adoption of ASC 842, the Company recorded operating lease right-of-use (“ROU”) assets of $2,589,000 and corresponding total operating lease liabilities of $2,589,000 in the Condensed Consolidated Balance Sheets as of October 1, 2019. There was no impact to retained earnings or the Condensed Consolidated Statements of Operations.

The Company’s ROU assets and lease liabilities primarily relate to non-cancelable operating leases for our Canadian office space, our contract drilling maintenance and storage yard, and our leasehold land interest for Lot 4C held by Kaupulehu Developments. Management determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of the asset for a period in exchange for consideration.

Operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. The Company’s leases do not provide a readily determinable implicit rate; therefore, management uses the Company’s incremental borrowing rate to discount lease payments based on information available at lease commencement. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that potion. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease terms.

The Company has lease agreements with lease and non-lease components and the non-lease components are excluded in the calculation of the ROU asset and lease liability and expensed as incurred. None of the Company’s lease agreements contain material residual value guarantees or material restrictions or covenants.

A ROU asset and corresponding lease liability is not recorded for leases with an initial term of 12 months or less (short-term leases) as the Company recognizes lease expense for these leases as incurred over the lease term.

In the quarter ended December 31, 2019, Barnwell initiated discussions with a potential buyer of Barnwell's leasehold interest in its three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii. The lease has terms that are favorable as compared to market lease rates for comparable properties in the area. The ROU asset related to this lease has been classified as “Operating lease right-of-use asset held for sale” and the related lease liability is included in the “Operating lease liability held for sale” in the Condensed Consolidated Balance Sheet as of December 31, 2019.

Leases recorded on the balance sheet consist of the following:

December 31, 2019
Assets:
Operating lease right-of-use asset held for sale	$2,226,000
Operating lease right-of-use assets	331,000
Total right-of-use assets	$2,557,000
Liabilities:
Operating lease liability held for sale	$2,441,000
Current portion of operating lease liabilities	108,000
Operating lease liabilities	230,000
Total lease liabilities	$2,779,000

The components of lease expenses are as follows:

Three months ended December 31, 2019
Operating lease cost	$102,000
Short-term lease cost	17,000
Total lease cost	$119,000

Supplemental information related to leases is as follows:

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$64,000
Operating leases:
Weighted-average remaining lease term (in years)	24.6
Weighted-average discount rate	6.77%

The remaining lease payments for our operating leases as of December 31, 2019, are as follows:

Fiscal year ending:
Remainder of 2020	$194,000
2021	258,000
2022	202,000
2023	193,000
2024	193,000
Thereafter through 2047	5,574,000
Total lease payments	6,614,000
Less: amounts representing interest	(3,835,000)
Present value of lease liabilities	$2,779,000

12.                           CONTINGENCIES

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

During the quarter ended December 31, 2019, the Company experienced the failure of a hole opener which broke apart leaving pieces in the bottom of the well.  If the Company is unable to overcome this impediment to completing the well it may have to abandon the well and drill a new well for which the potential exposure estimated to be incurred would range from $1,400,000 to $1,600,000.  Efforts to remove the items from the well are currently ongoing. No contingent liability has been recorded at December 31, 2019 as the likelihood of the Company needing to abandon the well and drill a new well is not probable.

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no contingent liability has been recorded at December 31, 2019 as the likelihood of any impact is not probable. However, per the contracts, both of which are with one customer, a failure to meet the contract plumbness specification allows the customer to demand the drilling of a new well at no cost to the customer as well as potential liquidated damages. If the customer makes such a demand, the potential exposure for both wells combined is estimated to range from $2,000,000 to $3,000,000. Negotiations with the customer are currently ongoing.

13.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended December 31,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes refunded, net	$—	$(866,000)

Capital expenditure accruals related to oil and natural gas exploration and development increased $1,661,000 during the three months ended December 31, 2019 and decreased $66,000 during the three months ended December 31, 2018. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $323,000 and $146,000 during the three months ended December 31, 2019 and 2018, respectively.

14.    RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive payments from the sales of lots and/or residential units by KD I and KD II. Through March 6, 2019, Kaupulehu Developments was also entitled to receive 50% of any future distributions otherwise payable from KD II to its members up to $8,000,000, of which $3,500,000 was received. KD I and KD II are part of the Kukio Resort Land Development Partnerships in which Barnwell holds indirect 19.6% and 10.8% non-controlling ownership interests, respectively, accounted for under the equity method of investment. The percentage of sales payments and percentage of distribution payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort Land Development Partnerships. Changes to the arrangement above, effective March 7, 2019, are discussed in Note 3.

No lots were sold during the three months ended December 31, 2019. During the three months ended December 31, 2018, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one lot within Phase II of Increment I.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2019. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2, for the fiscal year ended September 30, 2019. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2019. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

Management believes our current cash balances and estimated future operating cash flows will be sufficient to fund the Company's estimated cash outflows for the next 12 months from the date of this report. The estimated future operating cash flows are based on management's probable estimates and assumes oil and natural gas prices do not decline and contract drilling jobs do not encounter unforeseen difficulties and are completed without unforeseen delays or stoppages. The estimated future operating cash flows are also based on management's estimates of operating cash flows from the drilling of oil and natural gas wells to convert proved undeveloped reserves to proved producing reserves, as well as the cash outflows required for the drilling of such wells. If actual results are less than management's estimates and if we are then unable to obtain financing or if the financing is not obtained in sufficient time or is not of sufficient magnitude to sustain our business, or if unforeseen circumstances arise that impair our ability to sustain our business, the Company will need to consider further sales of our assets or alternative strategies, or we may be forced to wind down our operations, either through liquidation or bankruptcy, and we may not be able to continue as a going concern beyond February 2021.

Impact of Recently Issued Accounting Standards on Future Filings

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss model with an expected loss model referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including but not limited to trade receivables. This ASU is effective for annual reporting periods beginning after December 15, 2022, and interim periods within those annual periods. The FASB has subsequently issued other related ASUs which amend ASU 2016-13 to provide clarification and additional guidance. The Company is currently evaluating the impact of these standards.

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

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. This ASU is effective for annual reporting periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell's consolidated financial statements.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM Makai, LLLP, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 19 remained to be sold at December 31, 2019, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

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

•
Prior to March 7, 2019, we had an indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, KD Maniniowali and KDK. As of March 7, 2019, with the admission of Replay as a new development partner of Increment II, we now have a 10.8% non-controlling ownership interest in KD II through KDK. Our indirect interest in the other entities remain unchanged. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. KD I has engaged Replay as a consultant to assist with the sales and marketing strategy of Increment I. Replay does not have an ownership interest in KD I.

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

Results of Operations

Summary

The net loss attributable to Barnwell for the three months ended December 31, 2019 totaled $414,000, a $4,186,000 increase in operating results from a net loss of $4,600,000 for the three months ended December 31, 2018. The following factors affected the results of operations for the three months ended December 31, 2019 as compared to the same period in the prior year:

•
A $3,346,000 improvement in oil and natural gas segment operating results, before income taxes, due primarily to a ceiling test impairment of $2,170,000 in the prior period, whereas there was no such ceiling test impairment in the current period, and a 90% increase in oil prices; and

•	A $957,000 improvement in contract drilling segment operating results, before income taxes, primarily resulting from increased activity attributable to a significant well drilling contract.

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

The average exchange rate of the Canadian dollar to the U.S. dollar remained unchanged in the three months ended December 31, 2019 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 2% at December 31, 2019 as compared to September 30, 2019. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2019 was $5,000, a $418,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $413,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three months ended December 31, 2019 and 2018 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2019	2018	$	%
Natural Gas (Mcf)*	$1.84	$1.15	$0.69	60%
Oil (Bbls)**	$48.76	$25.60	$23.16	90%
Liquids (Bbls)**	$18.71	$34.86	$(16.15)	(46%)

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2019	2018	Units	%
Natural Gas (Mcf)*	168,000	140,000	28,000	20%
Oil (Bbls)**	35,000	35,000	—	—%
Liquids (Bbls)**	5,000	5,000	—	—%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated $322,000 of operating profit before general and administrative expenses in the three months ended December 31, 2019, an increase in operating results of $3,346,000 as compared to a $3,024,000 operating loss during the same period of the prior year. The operating loss for the prior year period included a $2,170,000 ceiling test impairment, whereas there was no ceiling test impairment in the current year period.

Oil and natural gas revenues increased $909,000 (74%) for the three months ended December 31, 2019, as compared to the same period in the prior year, primarily due to higher oil and natural gas prices as compared to the same period in the prior year. Oil and natural gas operating expenses decreased $124,000 (9%) for the three months ended December 31, 2019, as compared to the prior year period, as the prior year period included repair costs at the Twining property whereas there were no such repair costs in the current year period. Oil and natural gas segment depletion decreased $143,000 (19%) for the three months ended December 31, 2019, as compared to the prior year period, primarily due to a decrease in the depletion rate as a result of ceiling test impairments in the prior fiscal year.

Oil production declines in the current period as compared to the same period of the prior year, due to downtime at certain properties, were offset by increased production from a new well drilled in the Spirit River area which began production in November 2019 and contributed approximately one-quarter of the total oil production for the current year period.

Additionally, a new well was drilled at the Twining area in the current year period. The water infused into the formation during the fracing phase is currently being extracted and the oil cut has been increasing as extraction continues. Production levels for this well are not yet known. As of December 31, 2019, the Company has spent a total of $2,500,000 in capital expenditures on this well. If this well proves to be sufficiently successful, the Company plans to drill a second well in the Twining area later this fiscal year, subject to adequate funds and market conditions, to further convert proved undeveloped reserves into proved producing reserves. However, if this well is not sufficiently successful, our cash flows and liquidity will be impaired and our ability to make the required future capital expenditures to convert the Twining area’s proved undeveloped reserves into proved producing reserves, currently estimated to be approximately $12,000,000, could be significantly impaired as well. Such a change in the Company’s estimated business plans would likely result in a significant ceiling test impairment and could result in an inability to sustain our business if asset sales or alternative strategies are not sufficient. While our interests in the Twining area may be sold to generate liquidity as an alternative strategy, the outcome of the newly drilled well will likely have a significant impact on our ability to liquidate our Twining interest or on the amount of the proceeds the Company might receive upon such a liquidation.

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

The following table summarizes the revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2019	2018
Sale of interest in leasehold land:
Revenues – sale of interest in leasehold land	$—	$165,000
Fees - included in general and administrative expenses	—	(20,000)
Sale of interest in leasehold land, net of fees paid	$—	$145,000

No lots were sold during the three months ended December 31, 2019. During the three months ended December 31, 2018, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one single-family lot within Phase II of Increment I.

As of December 31, 2019, 19 single-family lots, of the 80 lots developed within Increment I, remained to be sold. As discussed in the Overview section above, Replay was admitted as a new development partner of Increment II on March 7, 2019. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and contract drilling costs increased $1,483,000 (128%) and $498,000 (38%), respectively, for the three months ended December 31, 2019, as compared to the same period in the prior year. The contract drilling segment generated a $747,000 operating profit before general and administrative expenses in the three months ended December 31, 2019, an increase in operating results of $957,000 as compared to a $210,000 operating loss during the same period of the prior year. The increase in operating results was primarily due to a significant well drilling contract for multiple wells that is based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Up to three drilling rigs were being used at this job during the current year period with crews working extended hours.

During the quarter ended December 31, 2019, the Company experienced the failure of a hole opener which broke apart leaving pieces in the bottom of the well.  If the Company is unable to overcome this impediment to completing the well it may have to abandon the well and drill a new well for which the potential exposure estimated to be incurred would range from $1,400,000 to $1,600,000.  Efforts to remove the items from the well are currently ongoing. No contingent liability has been recorded at December 31, 2019 as the likelihood of the Company needing to abandon the well and drill a new well is not probable.

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no contingent liability has been recorded at December 31, 2019 as the likelihood of any impact is not probable. However, per the contracts, both of which are with one customer, a failure to meet the contract plumbness specification allows the customer to demand the drilling of a new well at no cost to the customer as well as potential liquidated damages. If the customer makes such a demand, the potential exposure for both wells combined is estimated to range from $2,000,000 to $3,000,000. Negotiations with the customer are currently ongoing.

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

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $114,000 (14%) for the three months ended December 31, 2019, as compared to the same period in the prior year, primarily due to a decrease in the depletion rate as a result of ceiling test impairments in the prior fiscal year as discussed in the “Oil and natural gas” section above.

Impairment of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended December 31, 2019. There was a ceiling test impairment of $2,170,000 during the three months ended December 31, 2018.

Changes in the 12-month rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. In addition, the ceiling test is also impacted by any changes in management's quarterly evaluation of the Company's ability to fund the approximately $12,000,000 of future capital expenditures necessary over the next five years to develop the proved undeveloped reserves that are largely in the Twining areas of Alberta, Canada, the value of which is included in the calculation of the ceiling limitation. If facts, circumstances, estimates and assumptions underlying management's assessment of the Company's ability to fund such capital expenditures change such that it is no longer reasonably certain that all of the approximately $12,000,000 of capital expenditures necessary to develop the proved undeveloped reserves can be made, it is likely that we will incur a further ceiling test impairment at that time.

Equity in loss of affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $43,000 and $79,000 during the three months ended December 31, 2019 and 2018, respectively. The change is due to the investee partnerships' improved operating results for the three months ended December 31, 2019, as compared to the same period in the prior year.

Income taxes

Barnwell’s effective consolidated income tax benefit rate for the three months ended December 31, 2019, after adjusting loss before income taxes for non-controlling interests, was nil, as compared to an effective income tax benefit rate of 2% for the three months ended December 31, 2018.
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

Net loss attributable to non-controlling interests for the three months ended December 31, 2019 totaled $5,000, as compared to net earnings attributable to non-controlling interests of $27,000 for the same period in the prior year. The decrease of $32,000 is primarily due to percentage of sales proceeds received in the prior fiscal year period, whereas there were no percentage of sale proceeds received in the current period.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, and land investment segment proceeds. At December 31, 2019, Barnwell had $1,232,000 in working capital.

Cash Flows

Cash flows used in operations totaled $1,366,000 for the three months ended December 31, 2019, as compared to $998,000 for the same period in the prior year. This $368,000 increase in operating cash flows used was primarily due to changes in working capital, primarily attributed to the timing of receivables and contract liabilities in the current period as compared to the prior year period.

Cash flows used in investing activities totaled $863,000 during the three months ended December 31, 2019, as compared to $1,291,000 of net cash provided by investing activities during the same period of the prior year. This $2,154,000 decrease in investing cash flows was primarily due to $741,000 in maturities of certificates of deposit in the prior fiscal year period as compared to none in the current year period, and an increase of $1,336,000 in oil and natural gas capital expenditures attributed to new wells drilled in the Twining and Spirit River areas in the current period as compared to the prior year period.

There was no cash flows from financing activities during the three months ended December 31, 2019. Net cash flows used in financing activities totaled $107,000 for the three months ended December 31, 2018. The $107,000 change in financing cash flows was due to a decrease in distributions to non-controlling interests in the current year period as compared to the prior year period.

Oil and Natural Gas and Other Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $3,105,000 for the three months ended December 31, 2019, as compared to $397,000 for the same period in the prior year. In the quarter ended December 31, 2019, Barnwell participated in the drilling of one gross (0.28 net) development well in the Spirit River area that began production in November 2019 and contributed approximately one-quarter of the total oil production for the current year period. Also in the quarter ended December 31, 2019, Barnwell drilled one gross (1.00 net) development well in the Twining area that represents the commencement of development of the Company's proved undeveloped reserves in that area. The water infused into the formation during the fracing phase is currently being extracted and the oil cut has been increasing as extraction continues. Production levels for this well are not yet known.

Barnwell estimates that investments in oil and natural gas properties for fiscal 2020 will range from $3,400,000 to $5,700,000. This estimated amount may increase or decrease as dictated by cash flows and management’s assessment of the oil and natural gas environment and prospects as well as the determination of the success of our first well drilled at Twining which is still being evaluated.

Oil and Natural Gas Properties Acquisitions and Dispositions

Dispositions

In October 2019, Barnwell entered into a purchase and sale agreement with an independent third party and sold its interests in properties located in the Progress area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $594,000 in order to, among other things, reflect an economic effective date of October 1, 2019. The final determination of the customary adjustments to the purchase price has not yet been made however it is not expected to result in a material adjustment. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in significant alteration of the relationship between capitalized costs and proved reserves. Progress contributed 3% of oil and natural gas liquids net revenues and 10% of natural gas net revenues in the year ended September 30, 2019.

There were no oil and natural gas property dispositions during the three months ended December 31, 2018. The $633,000 of proceeds from sale of oil and gas properties included in the Consolidated Statement of Cash Flows for the three months ended December 31, 2018 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on the previous years' oil and natural gas property sales.

In January 2020, Barnwell engaged a broker to market its non-core oil and natural gas properties in areas other than at Twining, where Barnwell has directed its development focus. Barnwell intends to use the proceeds from the sales of these properties as an additional source of liquidity for its future capital expenditures to convert proved undeveloped reserves to proved producing reserves in the Twining area, as well as for general corporate needs.

Acquisitions

There were no significant amounts paid for oil and natural gas property acquisitions during the three months ended December 31, 2019.

In the quarter ended December 31, 2018, Barnwell acquired additional working interests in oil and natural gas properties located in the Wood River and Twining areas of Alberta, Canada for cash consideration of $355,000. The purchase prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The customary purchase price adjustments were finalized in the quarter ended June 30, 2019 and resulted in an immaterial adjustment.

Other

In the quarter ended December 31, 2019, Barnwell initiated discussions with a potential buyer of Barnwell's leasehold interest in its three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii. The lease has terms that are favorable as compared to market lease rates for comparable properties in the area. Barnwell intends to use the proceeds from the sale of this lease as an additional source of liquidity for its future cash needs.

NYSE American Continued Listing Standard

On January 13, 2020, the Company received notification (the “Deficiency Letter”) from the NYSE American stating that it is not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, the Deficiency Letter stated that the Company is not in compliance with Section 1003(a)(i) of the NYSE American Company Guide, which requires an issuer to have stockholders’ equity of $2.0 million or more if it reported losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the NYSE American Company Guide, which requires an issuer to have stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Deficiency Letter noted that the Company had stockholders’ equity of $1.2 million as of September 30, 2019, and has reported losses in fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2016.

The Company was required to submit a plan to the NYSE American by February 12, 2020, advising of actions it has taken or will take to regain compliance with the continued listing standards by July 13, 2021. The Company submitted a plan by the deadline. The NYSE American will review the Company’s plan and make a determination as to whether the Company has made a reasonable demonstration of its ability to regain compliance with Section 1003(a)(i) and Section 1003(a)(ii) by July 13, 2021. The NYSE American notification does not affect our business operations or the current listing of our shares on the NYSE American, and does not represent any change or amendment to our consolidated financial statements or to our 2019 Form 10-K, as amended by Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2019, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2019 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

We are updating the risk factor disclosure in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2, for the fiscal year ended September 30, 2019 by adding the discussion below.

Risk Factor Relating to Our Stock

Our failure to maintain continued compliance with the listing requirements of the NYSE American exchange could result in the delisting of our common stock.

Our common stock is listed on the NYSE American. The rules of NYSE American provide that shares be delisted from trading, if, among other things, the Company has failed to comply with its listing agreements relating to stockholders’ equity. For example, the NYSE American may consider suspending trading in, or removing the listing of, securities of an issuer that has stockholders’ equity of less than (i) $6.0 million if such issuer has sustained losses from continuing operations and/or net losses in its five most recent fiscal years, (ii) $4.0 million if such issuer has sustained losses from continuing operations and/or net losses in three of its four most recent fiscal years, and (iii) $2.0 million if such issuer has sustained losses from continuing operations and/or net losses in two of its three most recent fiscal years. As of September 30, 2019, the Company had stockholders’ equity of approximately $1.2 million, and we may not be able to maintain stockholders’ equity in the future. Even if an issuer has a stockholders’ deficit, the NYSE American will not normally consider delisting securities of an issuer that fails to meet these requirements if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least 1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders.  As of September 30, 2019, the Company’s total value of market capitalization was approximately $4,304,000. As such, we do not currently meet these exceptions and there is a risk that our common stock may be delisted as a result of our failure to meet the minimum stockholders' equity requirement for continued listing. The NYSE American provides for an 18-month “cure period” for the Company to regain the minimum stockholders’ equity requirement, however if the Company is unable to do so, the NYSE American may delist the Company’s common stock.

On January 13, 2020, the Company received a Deficiency Letter from the NYSE American stating that it is not in compliance with certain NYSE American continued listing standards relating to stockholders’ equity. Specifically, the Deficiency Letter stated that the Company is not in compliance with Section 1003(a)(i) of the NYSE American Company Guide, which requires an issuer to have stockholders’ equity of $2.0 million or more if it reported losses from continuing operations and/or net losses in two of its three most recent fiscal years and Section 1003(a)(ii) of the NYSE American Company Guide, which requires an issuer to have stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. The Deficiency Letter noted that the Company had stockholders’ equity of $1.2 million as of September 30, 2019, and has reported losses in fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2016.

The Company was required to submit a plan to the NYSE American by February 12, 2020, advising of actions it has taken or will take to regain compliance with the continued listing standards by July 13, 2021. The Company submitted a plan by the deadline. The NYSE American will review the Company’s plan and make a determination as to whether the Company has made a reasonable demonstration of its ability to regain compliance with Section 1003(a)(i) and Section 1003(a)(ii) by July 13, 2021; provided, however, even if the NYSE American accepts the plan, if the Company is not in compliance with the continued listing standards by July 31, 2021 or if the Company does not make progress consistent with the plan during the plan period, the NYSE American will initiate delisting proceedings as it deems appropriate.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	February 12, 2020	/s/ Russell M. Gifford
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