Form 10-Q
period 2020-03-31
BARNWELL INDUSTRIES INC
filed 2020-06-29
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                  ☐ Yes   ☒ No

As of June 19, 2020 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

EXPLANATORY NOTE

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020, the Company has relied on the relief provided by the SEC Release No. 34-88465 dated March 25, 2020 to delay the filing of this Quarterly Report on Form 10-Q. Specifically, the Company disclosed that it would be unable to file the Form 10-Q by its original due date as a result of disruptions to the Company’s operations and business caused by the coronavirus pandemic (“COVID-19”) and the need for additional time to complete critical processes that impact the Company’s key financial statement considerations, which included the estimation of the Company’s ability to continue as a going concern in the future and the carrying value of our oil and natural gas properties. The Company disclosed that it expected to file the Form 10-Q no later than June 29, 2020, which was 45 days from the original filing deadline of May 15, 2020.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$3,386,000	$4,613,000
Accounts and other receivables, net of allowance for doubtful accounts of: $184,000 at March 31, 2020; $44,000 at September 30, 2019	2,536,000	1,884,000
Income taxes receivable	514,000	386,000
Other current assets	1,597,000	1,821,000
Total current assets	8,033,000	8,704,000
Income taxes receivable, net of current portion	—	230,000
Asset for retirement benefits	1,493,000	—
Investments	912,000	980,000
Operating lease right-of-use assets	292,000	—
Property and equipment	71,203,000	72,522,000
Accumulated depletion, depreciation, and amortization	(63,168,000)	(64,134,000)
Property and equipment, net	8,035,000	8,388,000
Total assets	$18,765,000	$18,302,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,146,000	$1,223,000
Accrued capital expenditures	879,000	287,000
Accrued compensation	183,000	205,000
Accrued operating and other expenses	974,000	1,079,000
Current portion of operating lease liabilities	102,000	—
Current portion of asset retirement obligation	556,000	330,000
Other current liabilities	1,152,000	1,644,000
Total current liabilities	5,992,000	4,768,000
Deferred rent	—	193,000
Operating lease liabilities	196,000	—
Liability for retirement benefits	4,643,000	5,785,000
Asset retirement obligation	5,635,000	6,059,000
Deferred income tax liabilities	159,000	168,000
Total liabilities	16,625,000	16,973,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at March 31, 2020 and September 30, 2019	4,223,000	4,223,000
Additional paid-in capital	1,350,000	1,350,000
(Accumulated deficit) retained earnings	(1,069,000)	859,000
Accumulated other comprehensive loss, net	(169,000)	(2,917,000)
Treasury stock, at cost: 167,900 shares at March 31, 2020 and September 30, 2019	(2,286,000)	(2,286,000)
Total stockholders' equity	2,049,000	1,229,000
Non-controlling interests	91,000	100,000
Total equity	2,140,000	1,329,000
Total liabilities and equity	$18,765,000	$18,302,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Revenues:
Oil and natural gas	$1,910,000	$1,924,000	$4,051,000	$3,156,000
Contract drilling	2,593,000	987,000	5,239,000	2,150,000
Sale of interest in leasehold land	—	—	—	165,000
Gas processing and other	79,000	52,000	142,000	87,000
	4,582,000	2,963,000	9,432,000	5,558,000
Costs and expenses:
Oil and natural gas operating	1,285,000	1,249,000	2,498,000	2,586,000
Contract drilling operating	1,771,000	1,231,000	3,585,000	2,547,000
General and administrative	2,031,000	1,461,000	3,527,000	3,009,000
Depletion, depreciation, and amortization	687,000	758,000	1,392,000	1,577,000
Impairment of assets	1,637,000	243,000	1,637,000	2,413,000
Interest expense	—	—	—	4,000
Gain on sale of asset	(1,336,000)	—	(1,336,000)	—
	6,075,000	4,942,000	11,303,000	12,136,000
Loss before equity in loss of affiliates and income taxes	(1,493,000)	(1,979,000)	(1,871,000)	(6,578,000)
Equity in loss of affiliates	(25,000)	(207,000)	(68,000)	(286,000)
Loss before income taxes	(1,518,000)	(2,186,000)	(1,939,000)	(6,864,000)
Income tax benefit	—	(35,000)	(2,000)	(140,000)
Net loss	(1,518,000)	(2,151,000)	(1,937,000)	(6,724,000)
Less: Net (loss) earnings attributable to non-controlling interests	(4,000)	(26,000)	(9,000)	1,000
Net loss attributable to Barnwell Industries, Inc.	$(1,514,000)	$(2,125,000)	$(1,928,000)	$(6,725,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.18)	$(0.26)	$(0.23)	$(0.81)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Net loss	$(1,518,000)	$(2,151,000)	$(1,937,000)	$(6,724,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	84,000	130,000	89,000	(283,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	20,000	16,000	80,000	33,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	880,000	—
Curtailment gain, net of taxes of $0	—	—	1,699,000	—
Total other comprehensive (loss) income	104,000	146,000	2,748,000	(250,000)
Total comprehensive (loss) income	(1,414,000)	(2,005,000)	811,000	(6,974,000)
Less: Comprehensive (loss) income attributable to non-controlling interests	(4,000)	(26,000)	(9,000)	1,000
Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(1,410,000)	$(1,979,000)	$820,000	$(6,975,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
Six months ended March 31, 2020 and 2019
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity
Balance at September 30, 2018	8,277,160	$4,223,000	$1,350,000	$13,253,000	$(514,000)	$(2,286,000)	$213,000	$16,239,000
Cumulative impact from the adoption of ASU No. 2014-09	—	—	—	20,000	—	—	—	20,000
Distributions to non-controlling interests	—	—	—	—	—	—	(110,000)	(110,000)
Net (loss) earnings	—	—	—	(6,725,000)	—	—	1,000	(6,724,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(283,000)	—	—	(283,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	33,000	—	—	33,000
Balance at March 31, 2019	8,277,160	$4,223,000	$1,350,000	$6,548,000	$(764,000)	$(2,286,000)	$104,000	$9,175,000

Balance at September 30, 2019	8,277,160	$4,223,000	$1,350,000	$859,000	$(2,917,000)	$(2,286,000)	$100,000	$1,329,000
Net loss	—	—	—	(1,928,000)	—	—	(9,000)	(1,937,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	89,000	—	—	89,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	80,000	—	—	80,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	—	—	880,000	—	—	880,000
Curtailment gain, net of taxes of $0	—	—	—	—	1,699,000	—	—	1,699,000
Balance at March 31, 2020	8,277,160	$4,223,000	$1,350,000	$(1,069,000)	$(169,000)	$(2,286,000)	$91,000	$2,140,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,937,000)	$(6,724,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in loss of affiliates	68,000	286,000
Depletion, depreciation, and amortization	1,392,000	1,577,000
Gain on sale of asset	(1,336,000)	—
Impairment of assets	1,637,000	2,413,000
Retirement benefits expense	26,000	109,000
Income tax receivable, noncurrent	—	(31,000)
Non-cash rent expense	50,000	43,000
Accretion of asset retirement obligation	276,000	300,000
Deferred income tax benefit	(9,000)	(106,000)
Asset retirement obligation payments	(420,000)	(288,000)
Share-based compensation benefit	—	(23,000)
Retirement plan contributions and payments	(4,000)	(119,000)
Bad debt expense	150,000	—
Sale of interest in leasehold land, net of fees paid	—	(124,000)
(Decrease) increase from changes in current assets and liabilities	(145,000)	1,866,000
Net cash used in operating activities	(252,000)	(821,000)
Cash flows from investing activities:
Proceeds from the maturity of certificates of deposit	—	741,000
Distribution from equity investees in excess of earnings	—	352,000
Net proceeds from sale of interest in leasehold land	—	124,000
Proceeds from sale of oil and natural gas assets	594,000	1,519,000
Proceeds from the sale of asset	1,100,000	—
Payments to acquire oil and natural gas properties	—	(355,000)
Capital expenditures - oil and natural gas	(2,448,000)	(168,000)
Capital expenditures - all other	(203,000)	(488,000)
Issuance of note receivable	—	(300,000)
Net cash (used in) provided by investing activities	(957,000)	1,425,000
Cash flows from financing activities:
Distributions to non-controlling interests	—	(110,000)
Net cash used in financing activities	—	(110,000)
Effect of exchange rate changes on cash and cash equivalents	(18,000)	(32,000)
Net (decrease) increase in cash and cash equivalents	(1,227,000)	462,000
Cash and cash equivalents at beginning of period	4,613,000	5,965,000
Cash and cash equivalents at end of period	$3,386,000	$6,427,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) SEC. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2019 Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2. The Condensed Consolidated Balance Sheet as of September 30, 2019 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2020, results of operations and comprehensive (loss) income for the three and six months ended March 31, 2020 and 2019, and equity and cash flows for the six months ended March 31, 2020 and 2019, have been made. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

Other than the accounting policies implemented in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” discussed in Note 12, there have been no changes to Barnwell's significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company's most recently filed Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842),” which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months at the lease commencement date. The Company adopted the provisions of this ASU effective October 1, 2019. See Note 12 “Leases and Gain on Sale of Asset.”

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. As a result, the normal operations of many businesses have been disrupted, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The global economy, our markets and our business have already been materially and adversely affected by COVID-19.

In the quarter ended March 31, 2020, the COVID-19 outbreak caused significant reductions in demand for oil and oil prices, which has caused the Company to suspend the development of proved undeveloped reserves and has impacted the Company’s financial condition and outlook. Additionally, demand for real estate in the area where the Company’s land investment segment holds interests has declined as evidenced by no developer lot sales in the recent period. While the Company’s contract drilling segment continues to work as allowed under applicable government exemptions for such work, the impact of COVID-19 on the ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook.

Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the global economic recession, weakened liquidity or factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

2.    GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to potentially volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to potentially large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

We have experienced a trend of losses and negative operating cash flows in recent years. Due to the additional impacts of the COVID-19 pandemic, we now face a greater uncertainty about our cash inflows as described above, which in turn leads to substantial doubt regarding our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

The Company is investigating potential sources of funding, including non-core oil and natural gas property sales, however, no probable sources of such funding have yet been secured. Alternatively, management has the ability to sell its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii, to generate liquidity without impacting operations significantly, in order to mitigate the substantial doubt about our ability to continue as a going concern. However, the Company’s ability to sell its corporate office at an appropriate time or for a sufficient price is outside of the Company's control and is therefore not probable. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of the COVID-19 pandemic on our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.    LOSS PER COMMON SHARE

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

Options to purchase 60,000 and 318,750 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2020 and 2019, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended March 31, 2020
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,514,000)	8,277,160	$(0.18)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,514,000)	8,277,160	$(0.18)

	Six months ended March 31, 2020
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,928,000)	8,277,160	$(0.23)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,928,000)	8,277,160	$(0.23)

	Three months ended March 31, 2019
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(2,125,000)	8,277,160	$(0.26)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(2,125,000)	8,277,160	$(0.26)

	Six months ended March 31, 2019
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(6,725,000)	8,277,160	$(0.81)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(6,725,000)	8,277,160	$(0.81)

4.    INVESTMENTS

A summary of Barnwell’s non-current investments is as follows:

	March 31, 2020	September 30, 2019
Investment in Kukio Resort Land Development Partnerships	$862,000	$930,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total non-current investments	$912,000	$980,000

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP (“KKM”), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP (“KDK”) for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I (“Increment I”), and KD II is the developer of Kaupulehu Lot 4A Increment II (“Increment II”). Barnwell’s ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 19 lots remain to be sold at Increment I as of March 31, 2020, as well as from commissions on real estate sales by the real estate sales office.

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

There were no cash distributions from the Kukio Resort Land Development Partnerships for the six months ended March 31, 2020. During the six months ended March 31, 2019, Barnwell received net cash distributions in the amount of $314,000 from the Kukio Resort Land Development Partnerships after distributing $38,000 to non-controlling interests.

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

Equity in loss of affiliates was $25,000 and $68,000 for the three and six months ended March 31, 2020, respectively, and $207,000 and $286,000 for the three and six months ended March 31, 2019, respectively. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $292,000 as of March 31, 2020, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $5,000 for the six months ended March 31, 2020 and $1,000 for the six months ended March 31, 2019 increased equity in income of affiliates.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended March 31,
	2020	2019
Revenue	$1,224,000	$371,000
Gross profit	$651,000	$205,000
Net loss	$(135,000)	$(904,000)

	Six months ended March 31,
	2020	2019
Revenue	$2,990,000	$2,319,000
Gross profit	$1,447,000	$851,000
Net loss	$(303,000)	$(1,062,000)

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 15).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. The total amount of gross proceeds from single-family lots sales was $216,400,000 through March 31, 2020. No single-family lots were sold during the six months ended March 31, 2020 and 19 single-family lots, of the 80 lots developed within Increment I, remained to be sold as of March 31, 2020.

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

The Increment I percentage of sales arrangement between Barnwell and KD I remains unchanged.

The following table summarizes the Increment I and Increment II revenues from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$—	$165,000
Fees - included in general and administrative expenses	—	—	—	(20,000)
Sale of interest in leasehold land, net of fees paid	$—	$—	$—	$145,000

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

There were no oil and natural gas property dispositions during the six months ended March 31, 2019. The $1,519,000 of proceeds from sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2019 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on the previous years' oil and natural gas property sales.

Acquisitions

There were no significant amounts paid for oil and natural gas property acquisitions during the six months ended March 31, 2020.

In the quarter ended December 31, 2018, Barnwell acquired additional working interests in oil and natural gas properties located in the Wood River and Twining areas of Alberta, Canada for cash consideration of $355,000. The purchase prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The customary adjustments to the purchase prices were finalized during the quarter ended June 30, 2019 and resulted in an immaterial adjustment.

There were no oil and natural gas property acquisitions during the quarter ended March 31, 2019.

Impairment of Oil and Natural Gas Properties

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Changes in the mandated 12-month historical rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the estimated market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.

Prior to the three months ended March 31, 2020, the ceiling test calculation included management’s estimation that the Company had the ability to fund the approximately $12,000,000 of future capital expenditures necessary over the next five years to develop proved undeveloped reserves in the Twining area of Alberta, Canada. However, due to the impact on oil prices and the extreme uncertainties created by the COVID-19 pandemic during the three months ended March 31, 2020 on the Company's financial outlook, management is no longer reasonably certain that the Company will have the financial resources necessary to make any of the approximately $12,000,000 of capital expenditures necessary to develop the proved undeveloped reserves. Therefore, the proved undeveloped reserves have been excluded from the ceiling test calculation and the Company incurred a $1,637,000 ceiling test impairment in the three and six months ended March 31, 2020.

As discussed above, the ceiling test mandates the use of the 12-month historical rolling average first-day-of-the-month prices. Given the recent decline in oil prices, current oil prices are now lower than the 12-month historical rolling average first-day-of-the-month oil price used in our ceiling test calculation for the quarter ended March 31, 2020. If oil prices remain at current levels or decline further, it is more likely than not that the Company will incur further impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected, as the 12-month historical rolling average first-day-of-the-month oil prices used in our oil and natural gas ceiling test would continue to decline during each rolling quarterly period in 2020. Based on the oil prices for April 1 and May 1 and the estimated oil price for June 1 of 2020, oil prices are estimated to be approximately 65% lower than April 1, May 1, and June 1 of 2019 oil prices, which will result in an approximately 18% decrease in the 12-month historical rolling first-day-of-the-month average oil price for the quarter ending June 30, 2020.

During the three and six months ended March 31, 2019, there was a $243,000 and $2,413,000 ceiling test impairment, respectively.

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

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2020	2019	2020	2019	2020	2019
Service cost	$—	$50,000	$—	$9,000	$—	$—
Interest cost	72,000	94,000	15,000	21,000	20,000	25,000
Expected return on plan assets	(172,000)	(160,000)	—	—	—	—
Amortization of prior service cost (credit)	—	2,000	—	(1,000)	—	—
Amortization of net actuarial loss	—	1,000	—	1,000	20,000	13,000
Net periodic benefit (income) cost	$(100,000)	$(13,000)	$15,000	$30,000	$40,000	$38,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2020	2019	2020	2019	2020	2019
Service cost	$50,000	$100,000	$3,000	$18,000	$—	$—
Interest cost	155,000	187,000	33,000	42,000	40,000	50,000
Expected return on plan assets	(335,000)	(321,000)	—	—	—	—
Amortization of prior service cost (credit)	1,000	3,000	(1,000)	(2,000)	—	—
Amortization of net actuarial loss	35,000	4,000	5,000	2,000	40,000	26,000
Curtailment cost (income)	53,000	—	(53,000)	—	—	—
Net periodic benefit (income) cost	$(41,000)	$(27,000)	$(13,000)	$60,000	$80,000	$76,000

The net periodic benefit (income) cost, including service cost, is included in “General and administrative” expenses in the Company's Condensed Consolidated Statements of Operations.

On December 12, 2019, the Company’s Board of Directors approved a resolution to freeze all future benefit accruals for all participants under the Company’s Pension Plan and SERP effective December 31, 2019. Accordingly, the Company remeasured the projected benefit obligation of the Pension Plan and SERP as of December 31, 2019. As a result of the remeasurement, the Company recorded an $880,000 actuarial gain in accumulated other comprehensive loss during the quarter ended December 31, 2019. The actuarial gain was primarily due to an increase in the market value of Pension Plan assets as well as an increase in the discount rate for both plans during the period. The impact of the Pension Plan and SERP plan freeze resulted in a $1,699,000 reduction in unrecognized pension benefit costs that were previously included in accumulated other comprehensive loss, with a corresponding benefit in other comprehensive income which was recorded in the first quarter ended December 31, 2019. No remeasurement was required for the three months ended March 31, 2020.

Currently, no contributions are expected to be made to the Pension Plan during fiscal 2020. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2020 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

7.    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
United States	$701,000	$(1,298,000)	$554,000	$(2,422,000)
Canada	(2,215,000)	(862,000)	(2,484,000)	(4,443,000)
	$(1,514,000)	$(2,160,000)	$(1,930,000)	$(6,865,000)

The components of the income tax benefit are as follows:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Current	$—	$(1,000)	$7,000	$(34,000)
Deferred	—	(34,000)	(9,000)	(106,000)
	$—	$(35,000)	$(2,000)	$(140,000)

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law to provide economic relief to businesses that were negatively impacted by the COVID-19 pandemic. Key tax provisions of the CARES Act currently impacting the Company include the modification of rules related to alternative minimum tax (“AMT”) credits and net operating losses (“NOL”). Other provisions of the CARES Act are currently inapplicable to the Company and/or do not impact the Company’s U.S. federal current and deferred income taxes.

Under previous legislation, 50% of the total AMT credit carryover was refundable upon the filing of the Company's U.S. federal income tax return for the year ended September 30, 2019 and was reclassified to current taxes receivable as of September 30, 2019. The CARES Act provides for an election, which the Company has made, to take the entire refundable credit in the Company’s U.S. federal income tax return for the year ended September 30, 2019. As such, the Company reclassified the remaining 50% from non‑current income taxes receivable to current income taxes receivable as of March 31, 2020 as a result of CARES Act.

Under previous legislation, the utilization of NOLs generated in tax years beginning after December 31, 2017, which was the Company's fiscal year ended September 30, 2019, was restricted to 80% of taxable income. The CARES Act suspended this restriction through the 2020 tax year (the Company’s fiscal year ending September 30, 2021). This limitation will be reinstated effective for tax years beginning on or after January 1, 2021.

8.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three and six months ended March 31, 2020 and 2019.

	Three months ended March 31, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,478,000	$—	$—	$—	$1,478,000
Natural gas	307,000	—	—	—	307,000
Natural gas liquids	125,000	—	—	—	125,000
Drilling and pump	—	2,593,000	—	—	2,593,000
Other	—	—	—	70,000	70,000
Total revenues before interest income	$1,910,000	$2,593,000	$—	$70,000	$4,573,000
Geographical regions:
United States	$—	$2,593,000	$—	$—	$2,593,000
Canada	1,910,000	—	—	70,000	1,980,000
Total revenues before interest income	$1,910,000	$2,593,000	$—	$70,000	$4,573,000
Timing of revenue recognition:
Goods transferred at a point in time	$1,910,000	$—	$—	$70,000	$1,980,000
Services transferred over time	—	2,593,000	—	—	2,593,000
Total revenues before interest income	$1,910,000	$2,593,000	$—	$70,000	$4,573,000

	Three months ended March 31, 2019
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,477,000	$—	$—	$—	$1,477,000
Natural gas	336,000	—	—	—	336,000
Natural gas liquids	111,000	—	—	—	111,000
Drilling and pump	—	987,000	—	—	987,000
Other	—	—	—	40,000	40,000
Total revenues before interest income	$1,924,000	$987,000	$—	$40,000	$2,951,000
Geographical regions:
United States	$—	$987,000	$—	$1,000	$988,000
Canada	1,924,000	—	—	39,000	1,963,000
Total revenues before interest income	$1,924,000	$987,000	$—	$40,000	$2,951,000
Timing of revenue recognition:
Goods transferred at a point in time	$1,924,000	$—	$—	$40,000	$1,964,000
Services transferred over time	—	987,000	—	—	987,000
Total revenues before interest income	$1,924,000	$987,000	$—	$40,000	$2,951,000

	Six months ended March 31, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,203,000	$—	$—	$—	$3,203,000
Natural gas	629,000	—	—	—	629,000
Natural gas liquids	219,000	—	—	—	219,000
Drilling and pump	—	5,239,000	—	—	5,239,000
Other	—	—	—	126,000	126,000
Total revenues before interest income	$4,051,000	$5,239,000	$—	$126,000	$9,416,000
Geographical regions:
United States	$—	$5,239,000	$—	$7,000	$5,246,000
Canada	4,051,000	—	—	119,000	4,170,000
Total revenues before interest income	$4,051,000	$5,239,000	$—	$126,000	$9,416,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,051,000	$—	$—	$126,000	$4,177,000
Services transferred over time	—	5,239,000	—	—	5,239,000
Total revenues before interest income	$4,051,000	$5,239,000	$—	$126,000	$9,416,000

	Six months ended March 31, 2019
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$2,373,000	$—	$—	$—	$2,373,000
Natural gas	498,000	—	—	—	498,000
Natural gas liquids	285,000	—	—	—	285,000
Drilling and pump	—	2,150,000	—	—	2,150,000
Contingent residual payments	—	—	165,000	—	165,000
Other	—	—	—	54,000	54,000
Total revenues before interest income	$3,156,000	$2,150,000	$165,000	$54,000	$5,525,000
Geographical regions:
United States	$—	$2,150,000	$165,000	$1,000	$2,316,000
Canada	3,156,000	—	—	53,000	3,209,000
Total revenues before interest income	$3,156,000	$2,150,000	$165,000	$54,000	$5,525,000
Timing of revenue recognition:
Goods transferred at a point in time	$3,156,000	$—	$165,000	$54,000	$3,375,000
Services transferred over time	—	2,150,000	—	—	2,150,000
Total revenues before interest income	$3,156,000	$2,150,000	$165,000	$54,000	$5,525,000

Contract Balances

The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2020	September 30, 2019
Accounts receivables from contracts with customers	$1,928,000	$1,322,000
Contract assets	509,000	344,000
Contract liabilities	1,141,000	1,633,000

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

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of March 31, 2020 and September 30, 2019, the Company had $1,141,000 and $1,633,000, respectively, included in “Other current liabilities” on the balance sheets for those performance obligations expected to be completed in the next twelve months.

During the six months ended March 31, 2020 and 2019, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $707,000 and $22,000, respectively.

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

Performance Obligations

The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At March 31, 2020, the Company had three contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 89% of the remaining performance obligation of $2,458,000 is expected to be recognized in the next twelve months and the remaining, thereafter. At September 30, 2019, the Company had three contract drilling jobs with original durations of greater than one year. For those contracts, approximately 79% of the remaining performance obligation of $2,866,000 was expected to be recognized as revenue in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of March 31, 2020 and September 30, 2019, the Company had $199,000 and $296,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three and six months ended March 31, 2020 and 2019, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three and six months ended March 31, 2020 and 2019.

Water Well Re-drill

In the quarter ended December 31, 2019, the Company experienced the failure of a hole opener which broke apart leaving pieces in the bottom of a water well being drilled in Hawaii. Efforts to remove the items from the well were unsuccessful through the three months ended March 31, 2020 and subsequently, the Company determined that the well should be abandoned and a new well drilled at no incremental cost to the customer as per the terms of the contract. Accordingly, all the costs to drill and abandon the first well, which are all wasted costs, have been excluded from the measurement of progress toward contract completion and all such costs were fully accrued as of March 31, 2020, as this contract was determined to be a loss job. As a result, $979,000 and $733,000 of revenue previously recognized was reversed in the three and six months ended March 31, 2020, respectively, and the Company recognized a decrease of approximately $750,000 in the estimated margin of this contract in the three and six months ended March 31, 2020.

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

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Revenues:
Oil and natural gas	$1,910,000	$1,924,000	$4,051,000	$3,156,000
Contract drilling	2,593,000	987,000	5,239,000	2,150,000
Land investment	—	—	—	165,000
Other	70,000	40,000	126,000	54,000
Total before interest income	4,573,000	2,951,000	9,416,000	5,525,000
Interest income	9,000	12,000	16,000	33,000
Total revenues	$4,582,000	$2,963,000	$9,432,000	$5,558,000
Depletion, depreciation, and amortization:
Oil and natural gas	$584,000	$684,000	$1,190,000	$1,433,000
Contract drilling	91,000	60,000	176,000	117,000
Other	12,000	14,000	26,000	27,000
Total depletion, depreciation, and amortization	$687,000	$758,000	$1,392,000	$1,577,000
Impairment:
Oil and natural gas	$1,637,000	$243,000	$1,637,000	$2,413,000
Total impairment	$1,637,000	$243,000	$1,637,000	$2,413,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$(1,596,000)	$(252,000)	$(1,274,000)	$(3,276,000)
Contract drilling	731,000	(304,000)	1,478,000	(514,000)
Land investment	—	—	—	165,000
Other	58,000	26,000	100,000	27,000
Gain on sale of asset	1,336,000	—	1,336,000	—
Total operating profit (loss)	529,000	(530,000)	1,640,000	(3,598,000)
Equity in loss of affiliates:
Land investment	(25,000)	(207,000)	(68,000)	(286,000)
General and administrative expenses	(2,031,000)	(1,461,000)	(3,527,000)	(3,009,000)
Interest expense	—	—	—	(4,000)
Interest income	9,000	12,000	16,000	33,000
Loss before income taxes	$(1,518,000)	$(2,186,000)	$(1,939,000)	$(6,864,000)

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Foreign currency translation:
Beginning accumulated foreign currency translation	$696,000	$512,000	$691,000	$925,000
Change in cumulative translation adjustment before reclassifications	84,000	130,000	89,000	(283,000)
Income taxes	—	—	—	—
Net current period other comprehensive income (loss)	84,000	130,000	89,000	(283,000)
Ending accumulated foreign currency translation	780,000	642,000	780,000	642,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(969,000)	(1,422,000)	(3,608,000)	(1,439,000)
Amortization of net actuarial loss and prior service cost	20,000	16,000	80,000	33,000
Net actuarial gains arising during the period	—	—	2,579,000	—
Income taxes	—	—	—	—
Net current period other comprehensive income	20,000	16,000	2,659,000	33,000
Ending accumulated retirement plans benefit cost	(949,000)	(1,406,000)	(949,000)	(1,406,000)
Accumulated other comprehensive loss, net of taxes	$(169,000)	$(764,000)	$(169,000)	$(764,000)

The amortization of accumulated other comprehensive loss components for the retirement plans are included in the computation of net periodic benefit (income) cost which is a component of “General and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 6 for additional details).

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

12.    LEASES AND GAIN ON SALE OF ASSET

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

In March 2020, the Company sold its leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii to an unrelated third party for a $1,100,000 cash payment. As a result of the sale transaction, the Company recognized a gain of $1,336,000, inclusive of a $236,000 gain from the reversal of the storage yard's lease liability in excess of the right-of-use asset, in the quarter ended March 31, 2020.

The Company’s remaining ROU assets and lease liabilities at March 31, 2020, primarily relate to non-cancelable operating leases for our Canadian office space and our leasehold land interest for Lot 4C held by Kaupulehu Developments. Management determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of the asset for a period in exchange for consideration.

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

Leases recorded on the balance sheet consist of the following:

March 31, 2020
Assets:
Operating lease right-of-use assets	$292,000
Total right-of-use assets	$292,000
Liabilities:
Current portion of operating lease liabilities	$102,000
Operating lease liabilities	196,000
Total lease liabilities	$298,000

The components of lease expenses are as follows:

	Three months ended March 31, 2020	Six months ended March 31, 2020
Operating lease cost	$101,000	$203,000
Short-term lease cost	18,000	35,000
Total lease cost	$119,000	$238,000

Supplemental information related to leases is as follows:

March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$128,000
Operating leases:
Weighted-average remaining lease term (in years)	3.8
Weighted-average discount rate	5.84%

The remaining lease payments for our operating leases as of March 31, 2020, are as follows:

Fiscal year ending:
Remainder of 2020	$59,000
2021	118,000
2022	59,000
2023	30,000
2024	30,000
Thereafter through 2026	38,000
Total lease payments	334,000
Less: amounts representing interest	(36,000)
Present value of lease liabilities	$298,000

13.    CONTINGENCIES

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

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of March 31, 2020 as there is no probable or estimable contingent liability.

14.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes refunded, net	$(94,000)	$(2,249,000)

Capital expenditure accruals related to oil and natural gas exploration and development increased $670,000 during the six months ended March 31, 2020 and decreased $105,000 during the six months ended March 31, 2019. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $527,000 and $267,000 during the six months ended March 31, 2020 and 2019, respectively.

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

There were no payments made to Kaupulehu Developments by KD I or KD II during the six months ended March 31, 2020. During the six months ended March 31, 2019, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one lot within Phase II of Increment I.

16.                           SUBSEQUENT EVENTS

Paycheck Protection Program Loan

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act that was signed into law in March 2020. The note matures two years after the date of the loan disbursement and bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Under the terms of the CARES Act and the PPP, the Company can apply for and be granted forgiveness for all or a portion of the loan issued under the PPP and the loan is expected to be forgiven to the extent the proceeds are used in accordance with the PPP to cover payroll, mortgage interest, rent, and utility costs incurred by the Company over the 24-week period following the loan disbursement date. At this time, the Company believes that its use of the loan proceeds will meet the conditions for forgiveness under the PPP.

Canada Emergency Wage Subsidy

Subsequent to March 31, 2020, the Company’s two subsidiaries with Canadian operations, Barnwell of Canada, Limited, and Octavian Oil, Ltd., qualified for the Canada Emergency Wage Subsidy (“CEWS”). The CEWS is a program that will provide a subsidy of 75% of eligible employee wages up to a maximum of approximately $600 per week for each employee. As of the date of this report, the Company received a total of approximately $60,000 in CEWS subsidies. The CEWS is currently scheduled to run through August 29, 2020.

NYSE American Continued Listing Standard

On January 13, 2020, the Company received a letter from NYSE American LLC (the “Exchange”) Staff indicating that the Company is not in compliance with certain continued listing standards relating to stockholders equity as set forth in Part 10, Section 1003 of the NYSE American Company Guide (the “Guide”). Based on the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the SEC on December 20, 2019, the Company was below compliance with Part 10, Sections 1003(a)(i) and (a)(ii) of the Guide since it reported stockholders’ equity of $1.2 million and net losses in fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2016.

In accordance with the Exchange’s policies and procedures, the Company submitted its plan of compliance on February 12, 2020 (the “Plan”) addressing how the Company intends to regain compliance with Part 10, Section 1003 of the Guide. On April 2, 2020, the Exchange notified the Company that it accepted the Company’s Plan and granted the Company an extension for its continued listing until July 13, 2021 (the “Plan Period”).  The Company will be subject to periodic review by Exchange Staff during the Plan Period.  The Plan was submitted to the Exchange before the start of the COVID-19 pandemic-related low commodity price environment, the oil price war between Saudi Arabia and Russia and other macroeconomic pressures that have impacted our businesses and the U.S. economy in general. The magnitude and duration of these factors have and will adversely affect the Company’s ability to achieve the Plan’s goals and to return to compliance with the Exchange’s listing standards.  If the Company does not regain compliance by the end of the Plan Period, or if the Company does not make progress consistent with its Plan, the Exchange may initiate delisting procedures as appropriate. The potential issues discussed above could result in our inability to satisfy the Exchange’s criteria for continued listing of our common stock. If the Exchange delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our common stock, reduced liquidity, and an inability for us to obtain financing to fund our operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2019,“Risk Factors” section of Barnwell's Quarterly Report on Form 10-Q for the period ended December 31, 2019,“Other Events” section of Barnwell's Current Report on Form 8-K dated May 14, 2020, and “Risk Factors” section of this Quarterly Report filed on Form 10-Q. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No.1 and Form 10-K/A Amendment No.2, for the fiscal year ended September 30, 2019. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2020. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Current Outlook

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. As a result, the normal operations of many businesses have been disrupted, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The global economy, our markets and our business have already been materially and adversely affected by COVID-19.

In the quarter ended March 31, 2020, the COVID-19 outbreak caused significant reductions in demand for oil and oil prices, which has caused the Company to suspend the development of proved undeveloped reserves and has impacted the Company’s financial condition and outlook. Additionally, demand for real estate in the area where the Company’s land investment segment holds interests has declined as evidenced by no developer lot sales in the recent period. While the Company’s contract drilling segment continues to work as allowed under applicable government exemptions for such work, the impact of COVID-19 on the ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook.

Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the global economic recession, weakened liquidity or factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Going Concern

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to potentially volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to potentially large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

We have experienced a trend of losses and negative operating cash flows in recent years. Due to the additional impacts of the COVID-19 pandemic, we now face a greater uncertainty about our cash inflows as described above, which in turn leads to substantial doubt regarding our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

The Company is investigating potential sources of funding, including non-core oil and natural gas property sales, however, no probable sources of such funding have yet been secured. Alternatively, management has the ability to sell its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii, to generate liquidity without impacting operations significantly, in order to mitigate the substantial doubt about our ability to continue as a going concern. However, the Company’s ability to sell its corporate office at an appropriate time or for a sufficient price is outside of the Company's control and therefore not probable. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of the COVID-19 pandemic on our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 19 remained to be sold at March 31, 2020, and a beach club on the portion of the property bordering the Pacific Ocean.

•
Prior to March 7, 2019, the right to receive percentage of sales payments from KD II resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments was entitled to receive payments from KD II based on a percentage of the gross receipts from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments was also entitled to receive 50% of any distributions otherwise payable from KD II to it members up to $8,000,000, of which $3,500,000 had been received. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed and sold within Increment II by KD II, and Kaupulehu Developments received percentage of sales payments from those sales. The remaining acreage within Increment II is not yet developed. In February 2019, KD II was granted a 20-year time extension of the allowed zoning for the project that would have otherwise expired in April 2019.

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

Results of Operations

Summary

The net loss attributable to Barnwell for the three months ended March 31, 2020 totaled $1,514,000, a $611,000 increase in operating results from a net loss of $2,125,000 for the three months ended March 31, 2019. The following factors affected the results of operations for the three months ended March 31, 2020 as compared to the prior year period:

•
A $1,336,000 gain recognized in the current year period from the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii;

•	A $1,035,000 increase in contract drilling segment operating results, before income taxes, primarily resulting from increased activity attributable to a significant well drilling contract;

•
A $1,344,000 decrease in oil and natural gas segment operating results, before income taxes, primarily attributable to a $1,637,000 ceiling test impairment in the current year period due to the Company’s suspension of the development of proved undeveloped reserves as a result of the current economic uncertainties created by the COVID-19 pandemic, as compared to a ceiling test impairment of $243,000 in the same period of the prior year; and

•
A $570,000 increase in general and administrative expenses primarily due to increased legal, proxy solicitation, proxy advisory, and public relations costs in the current year period as compared to the same period in the prior year.

The net loss attributable to Barnwell for the six months ended March 31, 2020 totaled $1,928,000, a $4,797,000 increase in operating results from a net loss of $6,725,000 for the six months ended March 31, 2019. The following factors affected the results of operations for the six months ended March 31, 2020 as compared to the prior year period:

•
A $1,336,000 gain recognized in the current year period from the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii;

•	A $1,992,000 increase in contract drilling segment operating results, before income taxes, primarily resulting from increased activity attributable to a significant well drilling contract;

•
A $2,002,000 improvement in oil and natural gas segment operating results, before income taxes, due primarily to both higher oil prices and higher oil production in the current year period as compared to the same period in the prior year. Also contributing to the improvement was a decrease in the ceiling test impairment which was $2,413,000 in the prior year period, compared to a ceiling test impairment of $1,637,000 in the current year period; and

•
A $518,000 increase in general and administrative expenses primarily due to increased legal, proxy solicitation, proxy advisory, and public relations costs in the current year period as compared to the same period in the prior year.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 1% and remained unchanged in the three and six months ended March 31, 2020, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar decreased 6% at March 31, 2020, as compared to September 30, 2019. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net loss. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2020 was $84,000, a $46,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $130,000 for the same period in the prior year. Other comprehensive income due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2020 was $89,000, a $372,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $283,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three and six months ended March 31, 2020 and 2019 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2020	2019	$	%
Natural Gas (Mcf)*	$1.56	$1.88	$(0.32)	(17%)
Oil (Bbls)**	$34.23	$44.76	$(10.53)	(24%)
Liquids (Bbls)**	$20.83	$27.75	$(6.92)	(25%)

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2020	2019	$	%
Natural Gas (Mcf)*	$1.69	$1.55	$0.14	9%
Oil (Bbls)**	$40.67	$34.90	$5.77	17%
Liquids (Bbls)**	$19.87	$31.62	$(11.75)	(37%)

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2020	2019	Units	%
Natural Gas (Mcf)*	187,000	171,000	16,000	9%
Oil (Bbls)**	44,000	33,000	11,000	33%
Liquids (Bbls)**	6,000	4,000	2,000	50%

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2020	2019	Units	%
Natural Gas (Mcf)*	355,000	311,000	44,000	14%
Oil (Bbls)**	79,000	68,000	11,000	16%
Liquids (Bbls)**	11,000	9,000	2,000	22%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $1,596,000 operating loss before general and administrative expenses in the three months ended March 31, 2020, a decrease in operating results of $1,344,000 as compared to the $252,000 operating loss before general and administrative expenses generated during the same period of the prior year. The oil and natural gas segment generated a $1,274,000 operating loss before general and administrative expenses in the six months ended March 31, 2020, an increase in operating results of $2,002,000 as compared to the $3,276,000 operating loss before general and administrative expenses generated during the same period of the prior year. The operating losses for the current year periods include the impact of a ceiling test impairment of $1,637,000 for the three and six months ended March 31, 2020. The operating losses for the three and six month periods ending March 31, 2019, included ceiling test impairments of $243,000 and $2,413,000, respectively.

Oil and natural gas revenues decreased $14,000 (1%) for the three months ended March 31, 2020 as compared to the same period in the prior year, as a decrease in oil prices was offset by an increase in oil production resulting from a new well drilled in the Spirit River area which began production in mid-November 2019. Oil and natural gas revenues increased $895,000 (28%) for the six months ended March 31, 2020, as compared to the same period in the prior year, primarily due to higher oil prices and an increase in oil production resulting from the aforementioned new well in the Spirit River area during the current year period.

Oil and natural gas operating expenses increased $36,000 (3%) and thus were relatively unchanged for the three months ended March 31, 2020 as compared to the same period in the prior year. Oil and natural gas operating expenses decreased $88,000 (3%) and were thus also relatively unchanged for the six months ended March 31, 2020 as compared to the same period in the prior year.

Oil and natural gas segment depletion decreased $100,000 (15%) and $243,000 (17%), for the three and six months ended March 31, 2020, respectively, as compared to the same periods in the prior year, primarily due to a decrease in the depletion rates for the current year periods, as compared to the same periods in prior year, due primarily to impairment write-downs in the prior year.

The well drilled in the Spirit River area commenced production on November 17, 2019 and produced approximately 10,000 and 20,000 net barrels of oil during the three and six months ended March 31, 2020, respectively; these net oil production amounts were net of a 6% royalty rate, which has increased to 17% beginning in April 2020 as the new well royalty holiday ended. The Company's share of recent net oil production in the first week of June 2020 from this well averaged approximately 39 barrels per day, which represents a 65% decrease from the average net daily oil production of 110 barrels per day during the three months ended March 31, 2020. The decline is due to both natural declines in production as well as the higher royalty rate due to the expiry of the royalty holiday.

Additionally, a new well was drilled and completed in December 2019 at the Twining area and began producing oil and natural gas in January 2020. As of March 31, 2020, the Company has spent a total of $2,500,000 in capital expenditures on this well. This well contributed approximately 3,400 barrels of net oil production from January through March 2020, representing 8% and 4% of total net oil production for the three and six months ended March 31, 2020, respectively. Subsequent to March 31, 2020, the well was temporarily shut-in from mid-April 2020 to mid-May 2020 due to decreased oil prices. Recent net oil production from this well was approximately 78 barrels per day.

As a result of the unprecedented contraction of global oil demand resulting from the COVID-19 pandemic combined with the price war between Saudi Arabia and Russia, the oil price declines that began in March 2020 became more pronounced since then, with oil futures prices temporarily declining to unprecedented levels below zero. While oil prices have recovered somewhat from those record lows, the Company is unable to reasonably predict future oil prices and the impacts future oil prices will have on the Company.

Sale of Interest in Leasehold Land

The following table summarizes the revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2020	2019	2020	2019
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$—	$165,000
Fees - included in general and administrative expenses	—	—	—	(20,000)
Sale of interest in leasehold land, net of fees paid	$—	$—	$—	$145,000

No lots were sold during the six months ended March 31, 2020. During the six months ended March 31, 2019, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one-single family lot within Phase II of Increment I.

As of March 31, 2020, 19 single-family lots of the 80 lots developed within Increment I remained to be sold. As discussed in the Overview section above, Replay was admitted as a new development partner of Increment II on March 7, 2019. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract Drilling

Contract drilling revenues and contract drilling costs increased $1,606,000 (163%) and $540,000 (44%), respectively, for the three months ended March 31, 2020, as compared to the same period in the prior year. The contract drilling segment generated a $731,000 operating profit before general and administrative expenses in the three months ended March 31, 2020, an increase in operating results of $1,035,000 as compared to the $304,000 operating loss generated during the same period of the prior year.

Contract drilling revenues and contract drilling costs increased $3,089,000 (144%) and $1,038,000 (41%), respectively, for the six months ended March 31, 2020, as compared to the same period in the prior year. The contract drilling segment generated a $1,478,000 operating profit before general and administrative expenses in the six months ended March 31, 2020, an increase in operating results of $1,992,000 as compared to the $514,000 operating loss generated during the same period of the prior year. The increase in operating results was primarily due to a significant well drilling contract for multiple wells that is based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Up to three drilling rigs were being used at this job during the current year period with crews working extended hours. The increase in operating results was also attributable to operating results in the prior year period being impacted by unforeseen difficulties encountered on two jobs with unusually hard geological formations, which slowed progress on those jobs, and due to unforeseen difficulties in cementing and casing on one of those jobs due to unfavorable weather and geological formation issues. The current period increase in operating results was partially offset by a decrease in operating results due to the unfavorable impact of the unsuccessful removal of a hole opener at the bottom of a water well as discussed below.

In the quarter ended December 31, 2019, the Company experienced the failure of a hole opener which broke apart leaving pieces in the bottom of a water well being drilled in Hawaii. Efforts to remove the items from the well were unsuccessful through the three months ended March 31, 2020 and subsequently, the Company determined that the well should be abandoned and a new well drilled at no incremental cost to the customer as per the terms of the contract. Accordingly, all the costs to drill and abandon the first well, which are all wasted costs, have been excluded from the measurement of progress toward contract completion and all such costs were fully accrued as of March 31, 2020, as this contract was determined to be a loss job. As a result, $979,000 and $733,000 of revenue previously recognized was reversed in the three and six months ended March 31, 2020, respectively, and the Company recognized a decrease of approximately $750,000 in the estimated margin of this contract in the three and six months ended March 31, 2020.

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with the casing cemented into place per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of March 31, 2020 as there is no probable or estimable contingent liability.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. There has been a significant decrease in demand for water well drilling contracts in recent years that has generally led to increased competition for available contracts and lower margins on awarded contracts. The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of this volatility in demand. While the Company’s contract drilling segment continues to work as allowed under applicable government exemptions for such work, the impact of COVID-19 on the ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog for any reason would result in a material adverse impact to the Company’s financial condition and outlook.

General and Administrative Expenses

General and administrative expenses increased $570,000 (39%) and $518,000 (17%) for the three and six months ended March 31, 2020, respectively, as compared to the same periods in the prior year. These increases were due to increased legal, proxy solicitation, proxy advisory, and public relations costs in the current year periods, as compared to the same periods in the prior year. Without these increased costs mentioned above, general and administrative expenses would have decreased $76,000 (5%) and $187,000 (6%) for the three and six months ended March 31, 2020, respectively, as compared to the same periods in the prior year.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization decreased $71,000 (9%) and $185,000 (12%) for the three and six months ended March 31, 2020, respectively, as compared to the same periods in the prior year, primarily due to the decrease in oil and natural gas depletion as discussed in the “Oil and natural gas” section above.

Impairment of Assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. Changes in the mandated 12-month historical rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the estimated market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties.

Prior to the three months ended March 31, 2020, the ceiling test calculation included management’s estimation that the Company had the ability to fund the approximately $12,000,000 of future capital expenditures necessary over the next five years to develop proved undeveloped reserves in the Twining area of Alberta, Canada. However, due to the impact on oil prices and the extreme uncertainties created by the COVID-19 pandemic during the three months ended March 31, 2020 on the Company's financial outlook, management is no longer reasonably certain that the Company will have the financial resources necessary to make any of the approximately $12,000,000 of capital expenditures necessary to develop the proved undeveloped reserves. Therefore, the proved undeveloped reserves have been excluded from the ceiling test calculation and the Company incurred a $1,637,000 ceiling test impairment in the three and six months ended March 31, 2020.

As discussed above, the ceiling test mandates the use of the 12-month historical rolling average first-day-of-the-month prices. Given the recent decline in oil prices, current oil prices are now lower than the 12-month historical rolling average first-day-of-the-month oil price used in our ceiling test calculation for the quarter ended March 31, 2020. If oil prices remain at current levels or decline further, it is more likely than not that the Company will incur further impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected, as the 12-month historical rolling average first-day-of-the-month oil prices used in our oil and natural gas ceiling test would continue to decline during each rolling quarterly period in 2020. Based on the oil prices for April 1 and May 1 and the estimated oil price for June 1 of 2020, oil prices are estimated to be approximately 65% lower than April 1, May 1, and June 1 of 2019 oil prices, which will result in an approximately 18% decrease in the 12-month historical rolling first-day-of-the-month average oil price for the quarter ending June 30, 2020.

During the three and six months ended March 31, 2019, there was a $243,000 and $2,413,000 ceiling test impairment, respectively.

Gain on Sale of Asset

In March 2020, the Company sold its leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii to an unrelated third party for a $1,100,000 cash payment. As a result of the sale transaction, the Company recognized a gain of $1,336,000, inclusive of a $236,000 gain from the reversal of the storage yard's lease liability in excess of the right-of-use asset, in the quarter ended March 31, 2020.

Equity in Loss of Affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $25,000 and $68,000 during the three and six months ended March 31, 2020, respectively, as compared to allocated losses of $207,000 and $286,000 during the three and six months ended March 31, 2019, respectively. The change in allocated partnership losses is due to the investee partnerships' improved operating results for the three and six months ended March 31, 2020, as compared to the same periods in the prior year.

Income Taxes

Barnwell’s effective consolidated income tax benefit rate for the three and six months ended March 31, 2020, after adjusting loss before income taxes for non-controlling interests, was nil in each period, as compared to an effective income tax benefit rate of 2% in each period for the three and six months ended March 31, 2019.
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

Net loss attributable to non-controlling interests for the three months ended March 31, 2020 totaled $4,000, as compared to net loss attributable to non-controlling interests of $26,000 for the same period in the prior year. The $22,000 (85%) change is due to a decrease in the amount of Kukio Land Development Partnership losses in the current year period as compared to the same period in the prior year.

Net loss attributable to non-controlling interests for the six months ended March 31, 2020 totaled $9,000, as compared to net earnings attributable to non-controlling interests of $1,000 for the same period in the prior year. The $10,000 (1,000%) change is primarily due to the percentage of sales proceeds received in the prior year period as compared to none during the current year period.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, and land investment segment proceeds. At March 31, 2020, Barnwell had $2,041,000 in working capital.

Cash Flows

Cash flows used in operations totaled $252,000 for the six months ended March 31, 2020, as compared to $821,000 for the same period in the prior year. This $569,000 decrease in operating cash flows used was primarily due to higher operating results for the contract drilling segment as well as higher operating results, before non-cash impairment expenses, for the oil and natural gas segment as compared to the prior year period. The change was also due to changes in working capital, primarily attributed to the timing of payables and contract liabilities in the current period as compared to the prior year period.

Cash flows used in investing activities totaled $957,000 during the six months ended March 31, 2020, as compared to $1,425,000 of net cash provided by investing activities during the same period of the prior year. This $2,382,000 decrease in investing cash flows was primarily due to $741,000 in maturities of certificates of deposit in the prior fiscal year period as compared to none in the current year period, a $925,000 decrease in proceeds from the sale of oil and natural gas properties in the current period compared to the prior year period, and an increase of $2,280,000 in oil and natural gas capital expenditures mainly attributed to new wells drilled in the Twining and Spirit River areas in the current period as compared to the prior year period. These items were partially offset by an increase of $1,100,000 in proceeds in the current year period attributed to the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii.

There were no cash flows from financing activities during the six months ended March 31, 2020. Net cash flows used in financing activities totaled $110,000 for the six months ended March 31, 2019 due to distributions to non-controlling interests in the prior year period.

Going Concern

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to potentially volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to potentially large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

We have experienced a trend of losses and negative operating cash flows in recent years. Due to the additional impacts of the COVID-19 pandemic, we now face a greater uncertainty about our cash inflows as described above, which in turn leads to substantial doubt regarding our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

The Company is investigating potential sources of funding, including non-core oil and natural gas property sales, however, no probable sources of such funding have yet been secured. Alternatively, management has the ability to sell its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii, to generate liquidity without impacting operations significantly, in order to mitigate the substantial doubt about our ability to continue as a going concern. However, the Company’s ability to sell its corporate office at an appropriate time or for a sufficient price is outside of the Company's control and is therefore not probable. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of the COVID-19 pandemic on our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $13,000 and $3,118,000 for the three and six months ended March 31, 2020, respectively, as compared to $20,000 and $62,000 for the same periods in the prior year. In the quarter ended December 31, 2019, Barnwell drilled one gross (1.00 net) development well in the Twining area and as of March 31, 2020 the Company has spent a total of $2,500,000 in capital expenditures on this well. Also in the quarter ended December 31, 2019, Barnwell participated in the drilling of one gross (0.28 net) development well in the Spirit River area which began production in mid-November 2019.

Due to the uncertainties created by the COVID-19 pandemic, investments in oil and natural gas properties have been suspended indefinitely.

Oil and Natural Gas Property Acquisitions and Dispositions

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

There were no oil and natural gas property dispositions during the six months ended March 31, 2019. The $1,519,000 of proceeds from sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the six months ended March 31, 2019 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on the previous years' oil and natural gas property sales.

In January 2020, Barnwell engaged a broker to market its non-core oil and natural gas properties in areas other than at Twining. No significant bids were received on their due date and the marketed properties remain open for bid.

Acquisitions

There were no significant amounts paid for oil and natural gas property acquisitions during the six months ended March 31, 2020.

In the quarter ended December 31, 2018, Barnwell acquired additional working interests in oil and natural gas properties located in the Wood River and Twining areas of Alberta, Canada for cash consideration of $355,000. The purchase prices per the agreements were adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The customary adjustments to the purchase prices were finalized during the quarter ended June 30, 2019 and resulted in an immaterial adjustment.

There were no oil and natural gas property acquisitions during the quarter ended March 31, 2019.

NYSE American Continued Listing Standard

On January 13, 2020, the Company received a letter from the Exchange Staff indicating that the Company is not in compliance with certain continued listing standards relating to stockholders equity as set forth in Part 10, Section 1003 of the Guide. Based on the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the SEC on December 20, 2019, the Company was below compliance with Part 10, Sections 1003(a)(i) and (a)(ii) of the Guide since it reported stockholders’ equity of $1.2 million and net losses in fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2016.

In accordance with the Exchange’s policies and procedures, the Company submitted its Plan addressing how the Company intends to regain compliance with Part 10, Section 1003 of the Guide. On April 2, 2020, the Exchange notified the Company that it accepted the Company’s Plan and granted the Company an extension for its continued listing during the Plan Period.  The Company will be subject to periodic review by Exchange Staff during the Plan Period.  The Plan was submitted to the Exchange before the start of the COVID-19 pandemic-related low commodity price environment, the oil price war between Saudi Arabia and Russia and other macroeconomic pressures that have impacted our businesses and the U.S. economy in general. The magnitude and duration of these factors have and will adversely affect the Company’s ability to achieve the Plan’s goals and to return to compliance with the Exchange’s listing standards.  If the Company does not regain compliance by the end of the Plan Period, or if the Company does not make progress consistent with its Plan, the Exchange may initiate delisting procedures as appropriate. The potential issues discussed above could result in our inability to satisfy the Exchange’s criteria for continued listing of our common stock. If the Exchange delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our common stock, reduced liquidity, and an inability for us to obtain financing to fund our operations.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of March 31, 2020, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2020 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2020 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A.    RISK FACTORS

We are updating the risk factor disclosure in “Item 1A. Risk Factors” in our Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2, for the fiscal year ended September 30, 2019 by adding the discussion below.

Entity-Wide Risks

Our business operations and financial condition have been and may continue to be materially and adversely affected by the outbreak of a novel strain of coronavirus disease, referred to as COVID-19.

An outbreak of a novel strain of coronavirus, which causes the disease referred to as COVID-19, emerged in Wuhan, China in late 2019. The novel coronavirus is considered highly contagious and has spread to most countries around the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets and leading to a world-wide economic downturn. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. As a result, the normal operations of many businesses have been disrupted, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The Company is currently following the recommendations of local and federal health authorities to minimize exposure risk for its various stakeholders, including employees.

The global economy, our markets and our business have already been materially and adversely affected by COVID-19. In the first calendar quarter of 2020, the COVID-19 outbreak caused significant reductions in demand for oil and oil prices, which has caused the Company to suspend the development of proven undeveloped reserves and has impacted the Company’s financial condition and outlook. Additionally, demand for real estate in the area where the Company’s land investment segment holds interests has declined as evidenced by no developer lot sales in the recent period. While the Company’s contract drilling segment continues to work as allowed under applicable government exemptions for such work, the impact of COVID-19 on the ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook.

Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the global economic recession, weakened liquidity or factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

On January 13, 2020, the Company received a letter from the Exchange Staff indicating that the Company is not in compliance with certain continued listing standards relating to stockholders equity as set forth in Part 10, Section 1003 of the Guide. Based on the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the SEC on December 20, 2019, the Company was below compliance with Part 10, Sections 1003(a)(i) and (a)(ii) of the Guide since it reported stockholders’ equity of $1.2 million and net losses in fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2016.

In accordance with the Exchange’s policies and procedures, the Company submitted its Plan addressing how the Company intends to regain compliance with Part 10, Section 1003 of the Guide. On April 2, 2020, the Exchange notified the Company that it accepted the Company’s Plan and granted the Company an extension for its continued listing during the Plan Period.  The Company will be subject to periodic review by Exchange Staff during the Plan Period.  The Plan was submitted to the Exchange before the start of the COVID-19 pandemic-related low commodity price environment, the oil price war between Saudi Arabia and Russia and other macroeconomic pressures that have impacted our businesses and the U.S. economy in general. The magnitude and duration of these factors have and will adversely affect the Company’s ability to achieve the Plan’s goals and to return to compliance with the Exchange’s listing standards.  If the Company does not regain compliance by the end of the Plan Period, or if the Company does not make progress consistent with its Plan, the Exchange may initiate delisting procedures as appropriate. The potential issues discussed above could result in our inability to satisfy the Exchange’s criteria for continued listing of our common stock. If the Exchange delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our common stock, reduced liquidity, and an inability for us to obtain financing to fund our operations.

ITEM 6.    EXHIBITS

Exhibit Number	Description
3.2	Amended and Restated By-Laws (1)

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________________________________
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on January 14, 2020.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	June 29, 2020	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	Amended and Restated By-Laws (1)

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________________________________________
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on January 14, 2020.