Form 10-Q
period 2020-06-30
BARNWELL INDUSTRIES INC
filed 2020-08-13
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
[X]              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
or
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                  ☐ Yes   ☒ No

As of August 7, 2020 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2020	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,106,000	$4,613,000
Accounts and other receivables, net of allowance for doubtful accounts of: $329,000 at June 30, 2020; $44,000 at September 30, 2019	2,245,000	1,884,000
Income taxes receivable	468,000	386,000
Other current assets	1,321,000	1,821,000
Total current assets	8,140,000	8,704,000
Income taxes receivable, net of current portion	—	230,000
Asset for retirement benefits	1,593,000	—
Investments	801,000	980,000
Operating lease right-of-use assets	272,000	—
Property and equipment	73,628,000	72,522,000
Accumulated depletion, depreciation, and amortization	(68,449,000)	(64,134,000)
Property and equipment, net	5,179,000	8,388,000
Total assets	$15,985,000	$18,302,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,877,000	$1,223,000
Accrued capital expenditures	689,000	287,000
Accrued compensation	199,000	205,000
Accrued operating and other expenses	1,199,000	1,079,000
Current portion of operating lease liabilities	107,000	—
Current portion of asset retirement obligation	664,000	330,000
Other current liabilities	1,714,000	1,644,000
Total current liabilities	6,449,000	4,768,000
Deferred rent	—	193,000
Long-term debt	83,000	—
Operating lease liabilities	171,000	—
Liability for retirement benefits	4,675,000	5,785,000
Asset retirement obligation	5,878,000	6,059,000
Deferred income tax liabilities	161,000	168,000
Total liabilities	17,417,000	16,973,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at June 30, 2020 and September 30, 2019	4,223,000	4,223,000
Additional paid-in capital	1,350,000	1,350,000
(Accumulated deficit) retained earnings	(4,525,000)	859,000
Accumulated other comprehensive loss, net	(274,000)	(2,917,000)
Treasury stock, at cost: 167,900 shares at June 30, 2020 and September 30, 2019	(2,286,000)	(2,286,000)
Total stockholders’ (deficit) equity	(1,512,000)	1,229,000
Non-controlling interests	80,000	100,000
Total (deficit) equity	(1,432,000)	1,329,000
Total liabilities and equity	$15,985,000	$18,302,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Revenues:
Oil and natural gas	$830,000	$1,688,000	$4,881,000	$4,844,000
Contract drilling	3,040,000	1,689,000	8,279,000	3,839,000
Sale of interest in leasehold land	—	—	—	165,000
Gas processing and other	114,000	32,000	256,000	119,000
	3,984,000	3,409,000	13,416,000	8,967,000
Costs and expenses:
Oil and natural gas operating	981,000	1,314,000	3,479,000	3,900,000
Contract drilling operating	1,967,000	1,242,000	5,552,000	3,789,000
General and administrative	1,248,000	1,352,000	4,775,000	4,361,000
Depletion, depreciation, and amortization	478,000	731,000	1,870,000	2,308,000
Impairment of assets	2,689,000	—	4,326,000	2,413,000
Interest expense	1,000	—	1,000	4,000
Gain on sale of asset	—	—	(1,336,000)	—
	7,364,000	4,639,000	18,667,000	16,775,000
Loss before equity in loss of affiliates and income taxes	(3,380,000)	(1,230,000)	(5,251,000)	(7,808,000)
Equity in loss of affiliates	(111,000)	(259,000)	(179,000)	(545,000)
Loss before income taxes	(3,491,000)	(1,489,000)	(5,430,000)	(8,353,000)
Income tax benefit	(24,000)	(91,000)	(26,000)	(231,000)
Net loss	(3,467,000)	(1,398,000)	(5,404,000)	(8,122,000)
Less: Net loss attributable to non-controlling interests	(11,000)	(33,000)	(20,000)	(32,000)
Net loss attributable to Barnwell Industries, Inc.	$(3,456,000)	$(1,365,000)	$(5,384,000)	$(8,090,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.42)	$(0.16)	$(0.65)	$(0.98)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Net loss	$(3,467,000)	$(1,398,000)	$(5,404,000)	$(8,122,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(125,000)	89,000	(36,000)	(194,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	20,000	9,000	100,000	42,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	880,000	—
Curtailment gain, net of taxes of $0	—	—	1,699,000	—
Total other comprehensive (loss) income	(105,000)	98,000	2,643,000	(152,000)
Total comprehensive loss	(3,572,000)	(1,300,000)	(2,761,000)	(8,274,000)
Less: Comprehensive loss attributable to non-controlling interests	(11,000)	(33,000)	(20,000)	(32,000)
Comprehensive loss attributable to Barnwell Industries, Inc.	$(3,561,000)	$(1,267,000)	$(2,741,000)	$(8,242,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Nine months ended June 30, 2020 and 2019
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at September 30, 2018	8,277,160	$4,223,000	$1,350,000	$13,253,000	$(514,000)	$(2,286,000)	$213,000	$16,239,000
Cumulative impact from the adoption of ASU No. 2014-09	—	—	—	20,000	—	—	—	20,000
Distributions to non-controlling interests	—	—	—	—	—	—	(110,000)	(110,000)
Net loss	—	—	—	(8,090,000)	—	—	(32,000)	(8,122,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(194,000)	—	—	(194,000)
Retirement plans - amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	42,000	—	—	42,000
Balance at June 30, 2019	8,277,160	$4,223,000	$1,350,000	$5,183,000	$(666,000)	$(2,286,000)	$71,000	$7,875,000

Balance at September 30, 2019	8,277,160	$4,223,000	$1,350,000	$859,000	$(2,917,000)	$(2,286,000)	$100,000	$1,329,000
Net loss	—	—	—	(5,384,000)	—	—	(20,000)	(5,404,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(36,000)	—	—	(36,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	100,000	—	—	100,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	—	—	880,000	—	—	880,000
Curtailment gain, net of taxes of $0	—	—	—	—	1,699,000	—	—	1,699,000
Balance at June 30, 2020	8,277,160	$4,223,000	$1,350,000	$(4,525,000)	$(274,000)	$(2,286,000)	$80,000	$(1,432,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(5,404,000)	$(8,122,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Equity in loss of affiliates	179,000	545,000
Depletion, depreciation, and amortization	1,870,000	2,308,000
Gain on sale of asset	(1,336,000)	—
Impairment of assets	4,326,000	2,413,000
Retirement benefits (income) expense	(18,000)	133,000
Income tax receivable, noncurrent	—	(31,000)
Non-cash rent expense	48,000	65,000
Accretion of asset retirement obligation	415,000	452,000
Deferred income tax benefit	(7,000)	(134,000)
Asset retirement obligation payments	(457,000)	(310,000)
Share-based compensation benefit	—	(31,000)
Retirement plan contributions and payments	(6,000)	(121,000)
Bad debt expense	280,000	—
Sale of interest in leasehold land, net of fees paid	—	(124,000)
Increase from changes in current assets and liabilities	582,000	1,326,000
Net cash provided by (used in) operating activities	472,000	(1,631,000)
Cash flows from investing activities:
Proceeds from the maturity of certificates of deposit	—	741,000
Distribution from equity investees in excess of earnings	—	352,000
Net proceeds from sale of interest in leasehold land	—	124,000
Proceeds from sale of oil and natural gas assets	608,000	1,519,000
Proceeds from the sale of asset	1,100,000	—
Payments to acquire oil and natural gas properties	—	(355,000)
Capital expenditures - oil and natural gas	(2,509,000)	(58,000)
Capital expenditures - all other	(315,000)	(1,221,000)
Issuance of note receivable	—	(300,000)
Net cash (used in) provided by investing activities	(1,116,000)	802,000
Cash flows from financing activities:
Borrowings on long-term debt	147,000	—
Distributions to non-controlling interests	—	(110,000)
Net cash provided by (used in) financing activities	147,000	(110,000)
Effect of exchange rate changes on cash and cash equivalents	(10,000)	9,000
Net decrease in cash and cash equivalents	(507,000)	(930,000)
Cash and cash equivalents at beginning of period	4,613,000	5,965,000
Cash and cash equivalents at end of period	$4,106,000	$5,035,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2020, results of operations and comprehensive loss for the three and nine months ended June 30, 2020 and 2019, and equity (deficit) and cash flows for the nine months ended June 30, 2020 and 2019, have been made. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

Other than the accounting policies implemented in connection with the adoption of Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” discussed in Note 13, there have been no changes to Barnwell's significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company's most recently filed Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1 and Form 10-K/A Amendment No. 2.

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases (Topic 842),” which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months at the lease commencement date. The Company adopted the provisions of this ASU effective October 1, 2019. See Note 13 “Leases and Gain on Sale of Asset.”

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

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. As a result, the normal operations of many businesses have been disrupted, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The global economy, our markets and our business have been materially and adversely affected by COVID-19.

The COVID-19 outbreak has caused significant reductions in demand for oil and oil prices, which has caused the Company to suspend the development of proved undeveloped reserves and has impacted the Company’s financial condition and outlook. While the Company’s contract drilling segment continues to work, the impact of COVID-19 on the ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook. Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the global economic recession, weakened liquidity or factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

Options to purchase 60,000 and 318,750 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2020 and 2019, respectively, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended June 30, 2020
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(3,456,000)	8,277,160	$(0.42)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(3,456,000)	8,277,160	$(0.42)

	Nine months ended June 30, 2020
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(5,384,000)	8,277,160	$(0.65)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(5,384,000)	8,277,160	$(0.65)

	Three months ended June 30, 2019
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,365,000)	8,277,160	$(0.16)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,365,000)	8,277,160	$(0.16)

	Nine months ended June 30, 2019
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(8,090,000)	8,277,160	$(0.98)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(8,090,000)	8,277,160	$(0.98)

4.    INVESTMENTS

A summary of Barnwell’s non-current investments is as follows:

	June 30, 2020	September 30, 2019
Investment in Kukio Resort Land Development Partnerships	$751,000	$930,000
Investment in leasehold land interest – Lot 4C	50,000	50,000
Total non-current investments	$801,000	$980,000

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP (“KKM”), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP (“KDK”) for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I (“Increment I”), and KD II is the developer of Kaupulehu Lot 4A Increment II (“Increment II”). Barnwell’s ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 19 lots remain to be sold at Increment I as of June 30, 2020, as well as from commissions on real estate sales by the real estate sales office.

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

There were no cash distributions from the Kukio Resort Land Development Partnerships for the nine months ended June 30, 2020. During the nine months ended June 30, 2019, Barnwell received net cash distributions in the amount of $314,000 from the Kukio Resort Land Development Partnerships after distributing $38,000 to non-controlling interests.

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

Equity in loss of affiliates was $111,000 and $179,000 for the three and nine months ended June 30, 2020, respectively, and $259,000 and $545,000 for the three and nine months ended June 30, 2019, respectively. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $291,000 as of June 30, 2020, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $5,000 and $11,000 for the nine months ended June 30, 2020 and 2019, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended June 30,
	2020	2019
Revenue	$496,000	$575,000
Gross profit	$140,000	$45,000
Net loss	$(501,000)	$(1,190,000)

	Nine months ended June 30,
	2020	2019
Revenue	$3,486,000	$2,894,000
Gross profit	$1,587,000	$896,000
Net loss	$(804,000)	$(2,252,000)

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 16).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. The total amount of gross proceeds from single-family lots sales was $216,400,000 through June 30, 2020. No single-family lots were sold during the nine months ended June 30, 2020 and 19 single-family lots, of the 80 lots developed within Increment I, remained to be sold as of June 30, 2020.

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

There were no oil and natural gas property dispositions during the nine months ended June 30, 2019. The $1,519,000 of proceeds from sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2019 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on the previous years' oil and natural gas property sales.

Acquisitions

There were no significant amounts paid for oil and natural gas property acquisitions during the nine months ended June 30, 2020.

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

Impairment of Oil and Natural Gas Properties

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was a ceiling test impairment of $2,689,000 and $4,326,000 during the three and nine months ended June 30, 2020, respectively. There was no ceiling test impairment during the three months ended June 30, 2019 and there was a ceiling test impairment of $2,413,000 during the nine months ended June 30, 2019.

Changes in the mandated 12-month historical rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the estimated market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. Prior to the quarter ended March 31, 2020, the ceiling test calculation included management’s estimation that the Company had the ability to fund the approximately $12,000,000 of future capital expenditures necessary over the next five years to develop proved undeveloped reserves in the Twining area of Alberta, Canada. However, due to the impact on oil prices and the extreme uncertainties created by the COVID-19 pandemic on the Company's financial outlook, management is no longer reasonably certain that the Company will have the financial resources necessary to make any of the approximately $12,000,000 of capital expenditures necessary to develop the proved undeveloped reserves. Therefore, the proved undeveloped reserves continue to be excluded from the quarterly ceiling test calculations subsequent to December 31, 2019.

As discussed above, the ceiling test mandates the use of the 12-month historical rolling average first-day-of-the-month prices. If oil prices remain at current levels or decline further, it is more likely than not that the Company will incur further impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected.

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

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended June 30,
	2020	2019	2020	2019	2020	2019
Service cost	$—	$41,000	$—	$6,000	$—	$—
Interest cost	73,000	92,000	16,000	16,000	20,000	25,000
Expected return on plan assets	(173,000)	(165,000)	—	—	—	—
Amortization of prior service cost (credit)	—	2,000	—	(2,000)	—	—
Amortization of net actuarial loss	—	(3,000)	—	(1,000)	20,000	13,000
Net periodic benefit (income) cost	$(100,000)	$(33,000)	$16,000	$19,000	$40,000	$38,000

	Pension Plan		SERP		Postretirement Medical
	Nine months ended June 30,
	2020	2019	2020	2019	2020	2019
Service cost	$50,000	$141,000	$3,000	$24,000	$—	$—
Interest cost	228,000	279,000	49,000	58,000	60,000	75,000
Expected return on plan assets	(508,000)	(486,000)	—	—	—	—
Amortization of prior service cost (credit)	1,000	5,000	(1,000)	(4,000)	—	—
Amortization of net actuarial loss	35,000	1,000	5,000	1,000	60,000	39,000
Curtailment cost (income)	53,000	—	(53,000)	—	—	—
Net periodic benefit (income) cost	$(141,000)	$(60,000)	$3,000	$79,000	$120,000	$114,000

The net periodic benefit (income) cost, including service cost, is included in “General and administrative” expenses in the Company's Condensed Consolidated Statements of Operations.

On December 12, 2019, the Company’s Board of Directors approved a resolution to freeze all future benefit accruals for all participants under the Company’s Pension Plan and SERP effective December 31, 2019. Accordingly, the Company remeasured the projected benefit obligation of the Pension Plan and SERP as of December 31, 2019. As a result of the remeasurement, the Company recorded an $880,000 actuarial gain in accumulated other comprehensive loss during the quarter ended December 31, 2019. The actuarial gain was primarily due to an increase in the market value of Pension Plan assets as well as an increase in the discount rate for both plans during the period. The impact of the Pension Plan and SERP plan freeze resulted in a $1,699,000 reduction in unrecognized pension benefit costs that were previously included in accumulated other comprehensive loss, with a corresponding benefit in other comprehensive income which was recorded in the first quarter ended December 31, 2019. No remeasurement was required in the quarters ended March 31, 2020 and June 30, 2020.

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

7.    INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
United States	$163,000	$(637,000)	$717,000	$(3,059,000)
Canada	(3,643,000)	(819,000)	(6,127,000)	(5,262,000)
	$(3,480,000)	$(1,456,000)	$(5,410,000)	$(8,321,000)

The components of the income tax benefit are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Current	$(26,000)	$(63,000)	$(19,000)	$(97,000)
Deferred	2,000	(28,000)	(7,000)	(134,000)
	$(24,000)	$(91,000)	$(26,000)	$(231,000)

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

Under previous legislation, 50% of the total AMT credit carryover was refundable upon the filing of the Company's U.S. federal income tax return for the year ended September 30, 2019 and was reclassified to current taxes receivable as of September 30, 2019. The CARES Act provides for an election, which the Company has made, to take the entire refundable credit in the Company’s U.S. federal income tax return for the year ended September 30, 2019. As such, the Company reclassified the remaining 50% from non‑current income taxes receivable to current income taxes receivable as of March 31, 2020 as a result of the CARES Act.

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

In the three months ended June 30, 2020, the Government of Alberta announced a reduction of its corporate income tax rate from 10% to 8% effective July 1, 2020. However, this tax rate reduction had not been enacted as of June 30, 2020, and therefore, is not included in the Company's tax provision for the current period. Additionally, because our Canadian operations are currently generating losses and net Canadian deferred tax assets have a full valuation allowance, the reduction in the tax rate is not expected to have an impact on results of operations.

8.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three and nine months ended June 30, 2020 and 2019.

	Three months ended June 30, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$624,000	$—	$—	$—	$624,000
Natural gas	192,000	—	—	—	192,000
Natural gas liquids	14,000	—	—	—	14,000
Drilling and pump	—	3,040,000	—	—	3,040,000
Other	—	—	—	113,000	113,000
Total revenues before interest income	$830,000	$3,040,000	$—	$113,000	$3,983,000
Geographical regions:
United States	$—	$3,040,000	$—	$—	$3,040,000
Canada	830,000	—	—	113,000	943,000
Total revenues before interest income	$830,000	$3,040,000	$—	$113,000	$3,983,000
Timing of revenue recognition:
Goods transferred at a point in time	$830,000	$—	$—	$113,000	$943,000
Services transferred over time	—	3,040,000	—	—	3,040,000
Total revenues before interest income	$830,000	$3,040,000	$—	$113,000	$3,983,000

	Three months ended June 30, 2019
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,419,000	$—	$—	$—	$1,419,000
Natural gas	152,000	—	—	—	152,000
Natural gas liquids	117,000	—	—	—	117,000
Drilling and pump	—	1,689,000	—	—	1,689,000
Other	—	—	—	15,000	15,000
Total revenues before interest income	$1,688,000	$1,689,000	$—	$15,000	$3,392,000
Geographical regions:
United States	$—	$1,689,000	$—	$—	$1,689,000
Canada	1,688,000	—	—	15,000	1,703,000
Total revenues before interest income	$1,688,000	$1,689,000	$—	$15,000	$3,392,000
Timing of revenue recognition:
Goods transferred at a point in time	$1,688,000	$—	$—	$15,000	$1,703,000
Services transferred over time	—	1,689,000	—	—	1,689,000
Total revenues before interest income	$1,688,000	$1,689,000	$—	$15,000	$3,392,000

	Nine months ended June 30, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,827,000	$—	$—	$—	$3,827,000
Natural gas	821,000	—	—	—	821,000
Natural gas liquids	233,000	—	—	—	233,000
Drilling and pump	—	8,279,000	—	—	8,279,000
Other	—	—	—	239,000	239,000
Total revenues before interest income	$4,881,000	$8,279,000	$—	$239,000	$13,399,000
Geographical regions:
United States	$—	$8,279,000	$—	$7,000	$8,286,000
Canada	4,881,000	—	—	232,000	5,113,000
Total revenues before interest income	$4,881,000	$8,279,000	$—	$239,000	$13,399,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,881,000	$—	$—	$239,000	$5,120,000
Services transferred over time	—	8,279,000	—	—	8,279,000
Total revenues before interest income	$4,881,000	$8,279,000	$—	$239,000	$13,399,000

	Nine months ended June 30, 2019
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,792,000	$—	$—	$—	$3,792,000
Natural gas	650,000	—	—	—	650,000
Natural gas liquids	402,000	—	—	—	402,000
Drilling and pump	—	3,839,000	—	—	3,839,000
Contingent residual payments	—	—	165,000	—	165,000
Other	—	—	—	69,000	69,000
Total revenues before interest income	$4,844,000	$3,839,000	$165,000	$69,000	$8,917,000
Geographical regions:
United States	$—	$3,839,000	$165,000	$1,000	$4,005,000
Canada	4,844,000	—	—	68,000	4,912,000
Total revenues before interest income	$4,844,000	$3,839,000	$165,000	$69,000	$8,917,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,844,000	$—	$165,000	$69,000	$5,078,000
Services transferred over time	—	3,839,000	—	—	3,839,000
Total revenues before interest income	$4,844,000	$3,839,000	$165,000	$69,000	$8,917,000

Contract Balances

The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2020	September 30, 2019
Accounts receivables from contracts with customers	$2,017,000	$1,322,000
Contract assets	324,000	344,000
Contract liabilities	1,638,000	1,633,000

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

When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of June 30, 2020 and September 30, 2019, the Company had $1,638,000 and $1,633,000, respectively, included in “Other current liabilities” on the balance sheets for those performance obligations expected to be completed in the next twelve months.

During the nine months ended June 30, 2020 and 2019, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $707,000 and $25,000, respectively.

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

Performance Obligations

The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At June 30, 2020, the Company had three contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 21% of the remaining performance obligation of $2,427,000 is expected to be recognized in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of June 30, 2020 and September 30, 2019, the Company had $216,000 and $296,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three and nine months ended June 30, 2020, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended June 30, 2019, the amortization of preconstruction costs related to contracts was $80,000 and $129,000, respectively. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three and nine months ended June 30, 2020 and 2019.

Water Well Re-drill

In the quarter ended December 31, 2019, the Company experienced the failure of a hole opener which broke apart leaving pieces in the bottom of a water well being drilled in Hawaii. Efforts to remove the items from the well were unsuccessful through the quarter ended March 31, 2020 and subsequently, the Company determined that the well should be abandoned and a new well drilled at no incremental cost to the customer as per the terms of the contract. Accordingly, all the costs to drill and abandon the first well, which are all wasted costs, were excluded from the measurement of progress toward contract completion and all such costs were fully accrued in the quarter ended March 31, 2020, as this contract was determined to be a loss job. As a result, $733,000 of revenue previously recognized was reversed in the nine months ended June 30, 2020 and the Company recognized a decrease of approximately $670,000 in the estimated margin of this contract in the nine months ended June 30, 2020.

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

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Revenues:
Oil and natural gas	$830,000	$1,688,000	$4,881,000	$4,844,000
Contract drilling	3,040,000	1,689,000	8,279,000	3,839,000
Land investment	—	—	—	165,000
Other	113,000	15,000	239,000	69,000
Total before interest income	3,983,000	3,392,000	13,399,000	8,917,000
Interest income	1,000	17,000	17,000	50,000
Total revenues	$3,984,000	$3,409,000	$13,416,000	$8,967,000
Depletion, depreciation, and amortization:
Oil and natural gas	$372,000	$639,000	$1,562,000	$2,072,000
Contract drilling	96,000	78,000	272,000	195,000
Other	10,000	14,000	36,000	41,000
Total depletion, depreciation, and amortization	$478,000	$731,000	$1,870,000	$2,308,000
Impairment:
Oil and natural gas	$2,689,000	$—	$4,326,000	$2,413,000
Total impairment	$2,689,000	$—	$4,326,000	$2,413,000
Operating (loss) profit (before general and administrative expenses):
Oil and natural gas	$(3,212,000)	$(265,000)	$(4,486,000)	$(3,541,000)
Contract drilling	977,000	369,000	2,455,000	(145,000)
Land investment	—	—	—	165,000
Other	103,000	1,000	203,000	28,000
Gain on sale of asset	—	—	1,336,000	—
Total operating (loss) profit	(2,132,000)	105,000	(492,000)	(3,493,000)
Equity in loss of affiliates:
Land investment	(111,000)	(259,000)	(179,000)	(545,000)
General and administrative expenses	(1,248,000)	(1,352,000)	(4,775,000)	(4,361,000)
Interest expense	(1,000)	—	(1,000)	(4,000)
Interest income	1,000	17,000	17,000	50,000
Loss before income taxes	$(3,491,000)	$(1,489,000)	$(5,430,000)	$(8,353,000)

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2020	2019	2020	2019
Foreign currency translation:
Beginning accumulated foreign currency translation	$780,000	$642,000	$691,000	$925,000
Change in cumulative translation adjustment before reclassifications	(125,000)	89,000	(36,000)	(194,000)
Income taxes	—	—	—	—
Net current period other comprehensive (loss) income	(125,000)	89,000	(36,000)	(194,000)
Ending accumulated foreign currency translation	655,000	731,000	655,000	731,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(949,000)	(1,406,000)	(3,608,000)	(1,439,000)
Amortization of net actuarial loss and prior service cost	20,000	9,000	100,000	42,000
Net actuarial gains arising during the period	—	—	2,579,000	—
Income taxes	—	—	—	—
Net current period other comprehensive income	20,000	9,000	2,679,000	42,000
Ending accumulated retirement plans benefit cost	(929,000)	(1,397,000)	(929,000)	(1,397,000)
Accumulated other comprehensive loss, net of taxes	$(274,000)	$(666,000)	$(274,000)	$(666,000)

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

12.                           DEBT

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act that was signed into law in March 2020. The note matures two years after the date of the loan disbursement and bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Under the terms of the CARES Act and the PPP, the Company can apply for and be granted forgiveness for all or a portion of the loan issued under the PPP and the loan is expected to be forgiven to the extent the proceeds are used in accordance with the PPP to cover payroll, mortgage interest, rent, and utility costs incurred by the Company over the 24-week period following the loan disbursement date. At this time, the Company believes that its use of the loan proceeds will meet the conditions for forgiveness under the PPP and expects the loan to be recorded as income when legal forgiveness is obtained.

As of June 30, 2020, the current and long-term portions of the loan were $64,000 and $83,000, respectively, and the current portion is included in “Other current liabilities” in the Company's Condensed Consolidated Balance Sheet.

13.    LEASES AND GAIN ON SALE OF ASSET

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

The Company’s remaining ROU assets and lease liabilities at June 30, 2020, primarily relate to non-cancelable operating leases for our Canadian office space and our leasehold land interest for Lot 4C held by Kaupulehu Developments. Management determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of the asset for a period in exchange for consideration.

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

Leases recorded on the balance sheet consist of the following:

June 30, 2020
Assets:
Operating lease right-of-use assets	$272,000
Total right-of-use assets	$272,000
Liabilities:
Current portion of operating lease liabilities	$107,000
Operating lease liabilities	171,000
Total lease liabilities	$278,000

The components of lease expenses are as follows:

	Three months ended June 30, 2020	Nine months ended June 30, 2020
Operating lease cost	$68,000	$271,000
Short-term lease cost	17,000	52,000
Total lease cost	$85,000	$323,000

Supplemental information related to leases is as follows:

June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$158,000
Operating leases:
Weighted-average remaining lease term (in years)	3.6
Weighted-average discount rate	5.84%

The remaining lease payments for our operating leases as of June 30, 2020, are as follows:

Fiscal year ending:
Remainder of 2020	$30,000
2021	121,000
2022	60,000
2023	30,000
2024	30,000
Thereafter through 2026	38,000
Total lease payments	309,000
Less: amounts representing interest	(31,000)
Present value of lease liabilities	$278,000

14.    CONTINGENCIES

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

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of June 30, 2020 as there is no probable or estimable contingent liability.

On July 28, 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells was drilled beyond the depth permitted by the permit. The wells were drilled beyond permitted depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist. The Company’s share of the proposed penalties and fines calculates to approximately $1,200,000. The Commission also provided a proposed alternative settlement in lieu of the penalties and fines whereby the named parties would be responsible for the drilling of two monitor wells in locations and with specifications that are subject to approval of the Commission, at no cost to the Commission, to aid in the Commission’s efforts to monitor water quality in the subject area. The Company and the other three parties are currently evaluating potential sites for monitoring wells that it believes would likely satisfy the Commission's request under the proposed alternative settlement but it is currently uncertain as to whether or not the Commission would accept the site locations and specifications of the monitor wells currently being considered. Additionally, it is uncertain as to how the cost of the two monitoring wells under the alternative settlement would be allocated to the named parties of the subject violations. Accordingly, the Company recorded a contingent liability of approximately $250,000 at June 30, 2020.

15.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes refunded, net	$(166,000)	$(2,298,000)

Capital expenditure accruals related to oil and natural gas exploration and development increased $635,000 during the nine months ended June 30, 2020 and decreased $93,000 during the nine months ended June 30, 2019. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $545,000 and $95,000 during the nine months ended June 30, 2020 and 2019, respectively.

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

There were no payments made to Kaupulehu Developments by KD I or KD II during the nine months ended June 30, 2020. During the nine months ended June 30, 2019, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one lot within Phase II of Increment I.

17.                           SUBSEQUENT EVENTS

In early August 2020, Kaupulehu Developments received two percentage of sales payments totaling $325,000 from the sale of two lots within Phase II of Increment I. Financial results from the receipt of these payments will be reflected in Barnwell’s quarter and year ending September 30, 2020.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2019,“Risk Factors” section of Barnwell's Quarterly Report on Form 10-Q for the periods ended December 31, 2019 and March 31, 2020,“Other Events” section of Barnwell's Current Report on Form 8-K dated May 14, 2020, and “Risk Factors” section of this Quarterly Report filed on Form 10-Q. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No.1 and Form 10-K/A Amendment No.2, for the fiscal year ended September 30, 2019. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2020. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Current Outlook

Impact of COVID-19

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. As a result, the normal operations of many businesses have been disrupted, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The global economy, our markets and our business have been materially and adversely affected by COVID-19.

The COVID-19 outbreak has caused significant reductions in demand for oil and oil prices, which has caused the Company to suspend the development of proved undeveloped reserves and has impacted the Company’s financial condition and outlook. While the Company’s contract drilling segment continues to work, the impact of COVID-19 on the ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook. Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the global economic recession, weakened liquidity or factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, a Hawaii general partnership, 75% interest in KD Kona 2013 LLLP, a Hawaii limited liability limited partnership, and 34.45% non-controlling interest in KKM, a Hawaii limited liability limited partnership, the Company’s land investment interests include the following:

•
The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 19 remained to be sold at June 30, 2020, and a beach club on the portion of the property bordering the Pacific Ocean.

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

Results of Operations

Summary

The net loss attributable to Barnwell for the three months ended June 30, 2020 totaled $3,456,000, a $2,091,000 decrease in operating results from a net loss of $1,365,000 for the three months ended June 30, 2019. The following factors affected the results of operations for the three months ended June 30, 2020 as compared to the prior year period:

•
A $2,947,000 decrease in oil and natural gas segment operating results, before income taxes, primarily attributable to a $2,689,000 ceiling test impairment in the current year period primarily due to lower 12-month rolling average first-day-of-the-month prices, whereas there was no such ceiling test impairment in the prior year period; partially offset by

•	A $608,000 increase in contract drilling segment operating results, before income taxes, primarily resulting from increased activity attributable to a significant well drilling contract.

The net loss attributable to Barnwell for the nine months ended June 30, 2020 totaled $5,384,000, a $2,706,000 improvement in operating results from a net loss of $8,090,000 for the nine months ended June 30, 2019. The following factors affected the results of operations for the nine months ended June 30, 2020 as compared to the prior year period:

•
A $1,336,000 gain recognized in the current year period from the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii;

•	A $2,600,000 increase in contract drilling segment operating results, before income taxes, primarily resulting from increased activity attributable to a significant well drilling contract;

•
A $945,000 decrease in oil and natural gas segment operating results, before income taxes, primarily attributable to a $1,913,000 higher ceiling test impairment in the current year period, partially offset by a $421,000 decrease in oil and natural gas operating expenses and a $510,000 decrease in oil and natural gas depletion in the current year period as compared to the same period in the prior year as the prior year period; and

•
A $414,000 increase in general and administrative expenses primarily due to increased legal, proxy solicitation, proxy advisory, public relations costs and bad debt expense in the current year period as compared to the same period in the prior year, partially offset by lower compensation costs as compared to the same period in the prior year.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 3% and 1% in the three and nine months ended June 30, 2020, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar decreased 3% at June 30, 2020, as compared to September 30, 2019. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2020 was $125,000, a $214,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $89,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2020 was $36,000, a $158,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $194,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three and nine months ended June 30, 2020 and 2019 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2020	2019	$	%
Natural Gas (Mcf)*	$1.42	$0.87	$0.55	63%
Oil (Bbls)**	$17.24	$52.56	$(35.32)	(67%)
Liquids (Bbls)**	$4.67	$23.40	$(18.73)	(80%)

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2020	2019	$	%
Natural Gas (Mcf)*	$1.62	$1.31	$0.31	24%
Oil (Bbls)**	$33.62	$39.92	$(6.30)	(16%)
Liquids (Bbls)**	$16.64	$28.70	$(12.06)	(42%)

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2020	2019	Units	%
Natural Gas (Mcf)*	125,000	170,000	(45,000)	(26%)
Oil (Bbls)**	34,000	27,000	7,000	26%
Liquids (Bbls)**	3,000	5,000	(2,000)	(40%)

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2020	2019	Units	%
Natural Gas (Mcf)*	480,000	481,000	(1,000)	—%
Oil (Bbls)**	113,000	95,000	18,000	19%
Liquids (Bbls)**	14,000	14,000	—	—%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $3,212,000 operating loss before general and administrative expenses in the three months ended June 30, 2020, a decrease in operating results of $2,947,000 as compared to the $265,000 operating loss before general and administrative expenses generated during the same period of the prior year. The oil and natural gas segment generated a $4,486,000 operating loss before general and administrative expenses in the nine months ended June 30, 2020, a decrease in operating results of $945,000 as compared to the $3,541,000 operating loss before general and administrative expenses generated during the same period of the prior year. The operating losses for the current year periods include the impact of a ceiling test impairment of $2,689,000 and $4,326,000 for the three and nine months ended June 30, 2020, respectively. There was no ceiling test impairment during the three months ended June 30, 2019 and a $2,413,000 ceiling test impairment included in the operating loss for the nine months ended June 30, 2019.

Oil and natural gas revenues decreased $858,000 (51%) for the three months ended June 30, 2020 as compared to the same period in the prior year, due primarily to a 67% decrease in oil prices. The decrease was partially offset by a 26% increase in oil production resulting from a new well drilled in the Spirit River area which began production in mid-November 2019. Oil and natural gas revenues increased $37,000 (1%) and thus were relatively unchanged for the nine months ended June 30, 2020, as compared to the same period in the prior year.

Oil and natural gas operating expenses decreased $333,000 (25%) and $421,000 (11%) for the three and nine months ended June 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to significant repair and maintenance costs at the Twining property included in the prior year periods, whereas there were no such costs in the current year periods. The decreases were also due to shut-in of wells with relatively high operating costs and reductions in operator time and discounted costs obtained from vendors that were negotiated in light of the extremely low oil prices.

Oil and natural gas segment depletion decreased $267,000 (42%) and $510,000 (25%) for the three and nine months ended June 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to a decrease in the depletion rates for the current year periods, as compared to the same periods in prior year, due primarily to impairment write-downs in the prior year.

The well drilled in the Spirit River area commenced production on November 17, 2019 and produced approximately 4,000 and 24,000 net barrels of oil during the three and nine months ended June 30, 2020, respectively; these net oil production amounts were net of a 6% royalty rate, which has increased to 17% beginning in April 2020 as the new well royalty holiday ended. The Company's share of recent net oil production in the last week of July 2020 from this well averaged approximately 46 barrels per day, which represents a 58% decrease from the average net daily oil production of 110 barrels per day during the three months ended March 31, 2020. The decline is due to both natural declines in production as well as the higher royalty rate due to the expiry of the royalty holiday.

The new well that was drilled and completed in December 2019 at the Twining area began producing oil and natural gas in January 2020. This well contributed approximately 7,200 barrels of net oil production from January through June 2020, representing 11% and 6% of total net oil production for the three and nine months ended June 30, 2020, respectively. The well was temporarily shut-in from mid-April 2020 to mid-May 2020 due to decreased oil prices. Recent net oil production from this well was approximately 108 barrels per day.

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

No lots were sold during the nine months ended June 30, 2020. During the nine months ended June 30, 2019, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one single-family lot within Phase II of Increment I.

As of June 30, 2020, 19 single-family lots of the 80 lots developed within Increment I remained to be sold. As discussed in the Overview section above, Replay was admitted as a new development partner of Increment II on March 7, 2019. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract Drilling

Contract drilling revenues and contract drilling costs increased $1,351,000 (80%) and $725,000 (58%), respectively, for the three months ended June 30, 2020, as compared to the same period in the prior year. The contract drilling segment generated a $977,000 operating profit before general and administrative expenses in the three months ended June 30, 2020, an increase in operating results of $608,000 as compared to the $369,000 operating profit generated during the same period of the prior year.

Contract drilling revenues and contract drilling costs increased $4,440,000 (116%) and $1,763,000 (47%), respectively, for the nine months ended June 30, 2020, as compared to the same period in the prior year. The contract drilling segment generated a $2,455,000 operating profit before general and administrative expenses in the nine months ended June 30, 2020, an increase in operating results of $2,600,000 as compared to the $145,000 operating loss generated during the same period of the prior year. The increase in operating results was primarily due to a significant well drilling contract for multiple wells that is based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Up to three drilling rigs were being used at this job during the current year periods with crews working extended hours. The current period increase in operating results was partially offset by a decrease in operating results due to the unfavorable impact of the unsuccessful removal of a hole opener at the bottom of a water well as discussed below.

The significantly increased operational activity that has led to the increased contract drilling segment operating results for the three and nine month periods ended June 30, 2020, has declined since June 30, 2020, as the aforementioned significant well drilling contract is nearing completion, such that contract drilling revenues are anticipated to decline as compared to recently completed quarters.

In the quarter ended December 31, 2019, the Company experienced the failure of a hole opener which broke apart leaving pieces in the bottom of a water well being drilled in Hawaii. Efforts to remove the items from the well were unsuccessful through the quarter ended March 31, 2020 and subsequently, the Company determined that the well should be abandoned and a new well drilled at no incremental cost to the customer as per the terms of the contract. Accordingly, all the costs to drill and abandon the first well, which were all wasted costs, were excluded from the measurement of progress toward contract completion and all such costs were fully accrued in the quarter ended March 31, 2020, as this contract was determined to be a loss job. As a result, $733,000 of revenue previously recognized was reversed in the nine months ended June 30, 2020 and the Company recognized a decrease of approximately $670,000 in the estimated margin of this contract in the nine months ended June 30, 2020.

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with the casing cemented into place per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of June 30, 2020 as there is no probable or estimable contingent liability.

On July 28, 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells was drilled beyond the depth permitted by the permit. The wells were drilled beyond permitted depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist. The Company’s share of the proposed penalties and fines calculates to approximately $1,200,000. The Commission also provided a proposed alternative settlement in lieu of the penalties and fines whereby the named parties would be responsible for the drilling of two monitor wells in locations and with specifications that are subject to approval of the Commission, at no cost to the Commission, to aid in the Commission’s efforts to monitor water quality in the subject area. The Company and the other three parties are currently evaluating potential sites for monitoring wells that it believes would likely satisfy the Commission's request under the proposed alternative settlement but it is currently uncertain as to whether or not the Commission would accept the site locations and specifications of the monitor wells currently being considered. Additionally, it is uncertain as to how the cost of the two monitoring wells under the alternative settlement would be allocated to the named parties of the subject violations. Accordingly, the Company recorded a contingent liability of approximately $250,000 at June 30, 2020.

Contract drilling revenues and costs are not seasonal in nature, but can fluctuate significantly based on the awarding and timing of contracts, which are determined by contract drilling customer demand. There has been a significant decrease in demand for water well drilling contracts in recent years that has generally led to increased competition for available contracts and lower margins on awarded contracts. The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of this volatility in demand. While the Company’s contract drilling segment continues to work, the impact of COVID-19 on the ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog for any reason would result in a material adverse impact to the Company’s financial condition and outlook.

General and Administrative Expenses

General and administrative expenses decreased $104,000 (8%) for the three months ended June 30, 2020, as compared to the same period in the prior year. The decrease was primarily due to a reduction in compensation costs and professional fees related to audit fees in the current year period, partially offset by higher bad debt expense related to oil and natural gas segment joint venture partners that encountered liquidity issues in the current year period, as compared to same period in the prior year. General and administrative expenses increased $414,000 (9%) for the nine months ended June 30, 2020, as compared to the same period in the prior year. The increase was due to increased legal, proxy solicitation, proxy advisory, public relations costs and bad debt expense in the current year period, as compared to the same period in the prior year. The increase was partially offset by lower compensation costs in the current year period, as compared to the same period in the prior year.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization decreased $253,000 (35%) and $438,000 (19%) for the three and nine months ended June 30, 2020, respectively, as compared to the same periods in the prior year, primarily due to the decrease in oil and natural gas depletion as discussed in the “Oil and natural gas” section above.

Impairment of Assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was a ceiling test impairment of $2,689,000 and $4,326,000 during the three and nine months ended June 30, 2020, respectively. There was no ceiling test impairment during the three months ended June 30, 2019 and a ceiling test impairment of $2,413,000 during the nine months ended June 30, 2019.

Changes in the mandated 12-month historical rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the estimated market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. Prior to the quarter ended March 31, 2020, the ceiling test calculation included management’s estimation that the Company had the ability to fund the approximately $12,000,000 of future capital expenditures necessary over the next five years to develop proved undeveloped reserves in the Twining area of Alberta, Canada. However, due to the impact on oil prices and the extreme uncertainties created by the COVID-19 pandemic on the Company's financial outlook, management is no longer reasonably certain that the Company will have the financial resources necessary to make any of the approximately $12,000,000 of capital expenditures necessary to develop the proved undeveloped reserves. Therefore, the proved undeveloped reserves continue to be excluded from the quarterly ceiling test calculations subsequent to December 31, 2019.

As discussed above, the ceiling test mandates the use of the 12-month historical rolling average first-day-of-the-month prices. If oil prices remain at current levels or decline further, it is more likely than not that the Company will incur further impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected.

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

Equity in Loss of Affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership losses of $111,000 and $179,000 during the three and nine months ended June 30, 2020, respectively, as compared to allocated losses of $259,000 and $545,000 during the three and nine months ended June 30, 2019, respectively. The change in allocated partnership losses is due to the investee partnerships' improved operating results for the three and nine months ended June 30, 2020, as compared to the same periods in the prior year.

Income Taxes

Barnwell’s effective consolidated income tax benefit rate, after adjusting loss before income taxes for non-controlling interests, was 1% for the three months ended June 30, 2020 and nil for the nine months ended June 30, 2020, as compared to an effective income tax benefit rate of 6% and 3% for the three and nine months ended June 30, 2019, respectively.
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

Net loss attributable to non-controlling interests totaled $11,000 and $20,000 for the three and nine months ended June 30, 2020, respectively, as compared to net loss attributable to non-controlling interests of $33,000 and $32,000 for the same periods in the prior year. The change of $22,000 (67%) and $12,000

(38%) for the three and nine months, respectively, is primarily due to a decrease in the amount of Kukio Land Development Partnership losses in the current year periods as compared to the same periods in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, and land investment segment proceeds. At June 30, 2020, Barnwell had $1,691,000 in working capital.

Cash Flows

Cash flows provided by operations totaled $472,000 for the nine months ended June 30, 2020, as compared to cash flows used in operations of $1,631,000 during the same period of the prior year. The $2,103,000 change in operating cash flows for the nine months ended June 30, 2020 as compared to the prior year was primarily due to higher operating results for the contract drilling segment as well as higher operating results, before non-cash impairment and depletion expenses, for the oil and natural gas segment as compared to the prior year period. The change was also due to changes in working capital, primarily attributed to fluctuations in contract liabilities in the current period as compared to the prior year period.

Cash flows used in investing activities totaled $1,116,000 during the nine months ended June 30, 2020, as compared to $802,000 of net cash provided by investing activities during the same period of the prior year. This $1,918,000 decrease in investing cash flows was primarily due to $741,000 in maturities of certificates of deposit in the prior fiscal year period as compared to none in the current year period, a $911,000 decrease in proceeds from the sale of oil and natural gas properties in the current period as compared to the prior year period, and an increase of $2,451,000 in oil and natural gas capital expenditures, mainly attributed to new wells drilled in the Twining and Spirit River areas in the current period, as compared to the prior year period. These items were partially offset by an increase of $1,100,000 in proceeds in the current year period attributed to the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii, and a decrease of $906,000 in other capital expenditures in the current year period, primarily due to the purchase of a water well drilling rig and other ancillary equipment in the prior year period.

Net cash provided by financing activities totaled $147,000 for the nine months ended June 30, 2020, as compared to net cash flows used in financing activities of $110,000 for the nine months ended June 30, 2019. The $257,000 change in financing cash flows was primarily attributed to an increase of $147,000 in long-term borrowings attributed to the PPP loan received during the current year period and $110,000 in distributions to non-controlling interests in the prior year period.

Paycheck Protection Program Loan

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the PPP pursuant to the CARES Act that was signed into law in March 2020. The note matures two years after the date of the loan disbursement and bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Under the terms of the CARES Act and the PPP, the Company can apply for and be granted forgiveness for all or a portion of the loan issued under the PPP and the loan is expected to be forgiven to the extent the proceeds are used in accordance with the PPP to cover payroll, mortgage interest, rent, and utility costs incurred by the Company over the 24-week period following the loan disbursement date. At this time, the Company believes that its use of the loan proceeds will meet the conditions for forgiveness under the PPP.

Canada Emergency Wage Subsidy

During the quarter ended June 30, 2020, the Company’s two subsidiaries with Canadian operations, Barnwell of Canada, Limited, and Octavian Oil, Ltd., qualified for the Canada Emergency Wage Subsidy (“CEWS”). The CEWS is a program that will provide a subsidy of 75% of eligible employee wages up to a maximum of approximately $600 per week for each employee. As of the date of this report, the Company received a total of approximately $67,000 in CEWS subsidies. The CEWS is currently scheduled to run through August 29, 2020.

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

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $26,000 and $3,144,000 for the three and nine months ended June 30, 2020, respectively, whereas these amounts were not significant for the three and nine months ended June 30, 2019. In the quarter ended December 31, 2019, Barnwell drilled one gross (1.00 net) development well in the Twining area and incurred approximately $2,400,000 in capital expenditures for this well during the nine months ended June 30, 2020. Also in the quarter ended December 31, 2019, Barnwell participated in the drilling of one gross (0.28 net) development well in the Spirit River area and incurred approximately $670,000 in capital expenditures for this well during the nine months ended June 30, 2020.

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

There were no oil and natural gas property dispositions during the nine months ended June 30, 2019. The $1,519,000 of proceeds from sale of oil and natural gas properties included in the Condensed Consolidated Statement of Cash Flows for the nine months ended June 30, 2019 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on the previous years' oil and natural gas property sales.

In January 2020, Barnwell engaged a broker to market its non-core oil and natural gas properties in areas other than at Twining. No significant bids were received on their due date and the marketed properties remain open for bid.

Acquisitions

There were no significant amounts paid for oil and natural gas property acquisitions during the nine months ended June 30, 2020.

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

NYSE American Continued Listing Standard

On January 13, 2020, the Company received a letter from the NYSE American LLC (the “Exchange”) Staff indicating that the Company is not in compliance with certain continued listing standards relating to stockholders equity as set forth in Part 10, Section 1003 of the NYSE American Company Guide (the “Guide”). Based on the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the SEC on December 20, 2019, the Company was below compliance with Part 10, Sections

1003(a)(i) and (a)(ii) of the Guide since it reported stockholders’ equity of $1.2 million and net losses in fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2016.

In accordance with the Exchange’s policies and procedures, the Company submitted its plan of compliance (the “Plan”) addressing how the Company intends to regain compliance with Part 10, Section 1003 of the Guide. On April 2, 2020, the Exchange notified the Company that it accepted the Company’s Plan and granted the Company an extension for its continued listing until July 13, 2021 (the “Plan Period”).  The Company will be subject to periodic review by Exchange Staff during the Plan Period.  The Plan was submitted to the Exchange before the start of the COVID-19 pandemic-related low commodity price environment, the oil price war between Saudi Arabia and Russia and other macroeconomic pressures that have impacted our businesses and the U.S. economy in general. The magnitude and duration of these factors have and will adversely affect the Company’s ability to achieve the Plan’s goals and to return to compliance with the Exchange’s listing standards.  If the Company does not regain compliance by the end of the Plan Period, or if the Company does not make progress consistent with its Plan, the Exchange may initiate delisting procedures as appropriate.

On July 2, 2020, the Company submitted its update to the Plan as was required by the Exchange. In that update, the Company reported that due largely to the impact of COVID-19 on the outlook for oil prices and other economic impacts of COVID-19 that could be relevant to the Company’s operations, the Company expects that it likely will not obtain a stockholders’ equity of $4,000,000 by July 13, 2021, the end of the Plan “cure period.” Additionally, the Company’s reported stockholders’ equity fell from $2,049,000 at March 31, 2020 to a stockholders’ deficit of $1,512,000 at June 30, 2020. Thus, the Company may fail to be in compliance with the NYSE American continued listing standards relating to stockholders’ equity to which the Plan relates; specifically Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years) and Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years). The Company has not received any correspondence from the Exchange other than acknowledgment of receipt of the update. If the Exchange delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our common stock, reduced liquidity, and an inability for us to obtain financing to fund our operations.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of June 30, 2020, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2020 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

The global economy, our markets and our business have been materially and adversely affected by COVID-19. In the first calendar quarter of 2020, the COVID-19 outbreak caused significant reductions in demand for oil and oil prices, which has caused the Company to suspend the development of proven undeveloped reserves and has impacted the Company’s financial condition and outlook. While the Company’s contract drilling segment continues to work, the impact of COVID-19 on the ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook. Both the health and economic aspects of the COVID-19 pandemic are highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the global economic recession, weakened liquidity or factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

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

On July 2, 2020, the Company submitted its update to the Plan as was required by the Exchange. In that update, the Company reported that due largely to the impact of COVID-19 on the outlook for oil prices and other economic impacts of COVID-19 that could be relevant to the Company’s operations, the Company expects that it likely will not obtain a stockholders’ equity of $4,000,000 by July 13, 2021, the end of the Plan “cure period.” Additionally, the Company’s reported stockholders’ equity fell from $2,049,000 at March

31, 2020 to a stockholders’ deficit of $1,512,000 at June 30, 2020. Thus, the Company may fail to be in compliance with the NYSE American continued listing standards relating to stockholders’ equity to which the Plan relates; specifically Section 1003(a)(i) (requiring stockholders’ equity of $2.0 million or more if it has reported losses from continuing operations and/or net losses in two of its three most recent fiscal years) and Section 1003(a)(ii) (requiring stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years). The Company has not received any correspondence from the Exchange other than acknowledgment of receipt of the update. If the Exchange delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our common stock, reduced liquidity, and an inability for us to obtain financing to fund our operations.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 13, 2020	/s/ Russell M. Gifford
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