Form 10-K
period 2020-09-30
BARNWELL INDUSTRIES INC
filed 2020-12-16
CIK 10048

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
or
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes     ☒ No
The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of a share of common stock on March 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,990,000.
As of December 9, 2020 there were 8,277,160 shares of common stock outstanding.
Documents Incorporated by Reference
1.            Proxy statement, to be forwarded to stockholders on or about January 15, 2021, is incorporated by reference in Part III hereof.

GLOSSARY OF TERMS

Defined below are certain terms used in this Form 10-K:

Terms		Definitions
ASC	-	Accounting Standards Codification
ASU	-	Accounting Standards Update
Barnwell of Canada	-	Barnwell of Canada, Limited
Bbl(s)	-	stock tank barrel(s) of oil equivalent to 42 U.S. gallons
Boe	-	barrel of oil equivalent at the rate of 5.8 Mcf per Bbl of oil or NGL
FASB	-	Financial Accounting Standards Board
GAAP	-	U.S. generally accepted accounting principles
Gross	-	Total number of acres or wells in which Barnwell owns an interest; includes interests owned of record by Barnwell and, in addition, the portion(s) owned by others; for example, a 50% interest in a 320 acre lease represents 320 gross acres and a 50% interest in a well represents 1 gross well. In the context of production volumes, gross represents amounts before deduction of the royalty share due others.
InSite	-	InSite Petroleum Consultants Ltd.
KD I	-	KD Acquisition, LLLP, formerly known as WB KD Acquisition, LLC
KD II	-	KD Acquisition II, LP, formerly known as WB KD Acquisition, II, LLC
KD Kona	-	KD Kona 2013 LLLP
KKM Makai	-	KKM Makai, LLLP
Kukio Resort Land Development Partnerships	-	The following partnerships in which Barnwell owns non-controlling interest:
KD Kukio Resorts, LLLP (“KD Kukio Resorts”)
KD Maniniowali, LLLP (“KD Maniniowali”)
KD Kaupulehu, LLLP, which consists of KD I and KD II (“KDK”)
MBbls	-	thousands of barrels of oil
Mcf	-	one thousand cubic feet of natural gas at 14.65 pounds per square inch absolute and 60 degrees Fahrenheit
Mcfe	-	Mcf equivalent at the rate of 1 Bbl = 5.8 Mcf
MMcf	-	one million cubic feet of natural gas
Net	-	Barnwell’s aggregate interest in the total acres or wells; for example, a 50% interest in a 320 acre lease represents 160 net acres and a 50% interest in a well represents 0.5 net well. In the context of production volumes, net represents amounts after deduction of the royalty share due others.
NGL(s)	-	natural gas liquid(s)
Octavian Oil	-	Octavian Oil, Ltd.
OPEC	-	Organization of the Petroleum Exporting Countries
SEC	-	United States Securities and Exchange Commission
VIE	-	Variable interest entity
Water Resources	-	Water Resources International, Inc.

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

ITEM 1.                                     BUSINESS

Overview

Barnwell was incorporated in Delaware in 1956 and fiscal 2020 represented Barnwell’s 64th year of operations. Barnwell operates in the following three principal business segments:

•Oil and Natural Gas Segment  -  Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada.

•Land Investment Segment  -  Barnwell invests in land interests in Hawaii.

•Contract Drilling Segment  -  Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

Oil and Natural Gas Segment

Overview

Barnwell acquires and develops crude oil and natural gas assets in the province of Alberta, Canada via two corporate entities, Barnwell of Canada and Octavian Oil. Barnwell of Canada is a U.S. incorporated company that has been active in Canada for over 50 years, primarily as a non-operator participating in exploration projects operated by others. Octavian Oil is a Canadian company incorporated in 2016 to achieve growth through the acquisition of crude oil reserves and development of those reserves through horizontal well drilling and completion techniques.

Strategy

Barnwell’s oil and natural gas assets are currently managed as two categories, Twining and non-operated, based on their differing attributes and strategies.

Twining consists of the Company-owned assets in the Twining field that were purchased in 2018. These assets are characterized by being mostly low decline oil wells that the Company operates that we believe have development opportunities. Due to the lower decline rates in the field, Twining requires very little capital investment to maintain production levels. This lower capital requirement along with the fact that the land is largely held indefinitely, means development drilling can be done when higher commodity prices support it. With Barnwell’s entry into the Twining property in August 2018, the development methods in the area have evolved to include longer horizontal wells with multi-stage sand fracs. Barnwell invested approximately $2,400,000 and drilled its first well of this type in November 2019, and it is currently producing 103 Bbls of oil and 84 Boe of natural gas and NGL per day. Barnwell endeavors to improve the operational efficiency of the Twining property and, if possible, to expand our land position and level of influence in the Twining area.

The non-operated category consists of the Company assets not in the Twining area. These assets are diverse in location and attributes, being located throughout Alberta and producing shallow gas and conventional oil from a variety of pools. They are mostly non-operated and they have been accumulated over decades of Barnwell activity in the basin. Barnwell is continually evaluating opportunities to either divest these assets, or add to them depending on technical and economic evaluations. The majority of these assets were put up for sale in January 2019, but COVID-19 and the resulting oil price collapse resulted in no reasonable offers being received.

Barnwell believes that market conditions are right to opportunistically pursue acquisitions as there are not many active buyers and plenty of motivated sellers of small to medium sized assets. We have hired agents and a consultant to pursue these opportunities. However, our ability to fund such investments is currently uncertain.

At September 30, 2020 Barnwell’s reserves were approximately 48% operated and 57% conventional oil and natural gas liquids. At September 30, 2019, Barnwell’s reserves were approximately 80% operated and 65% conventional oil and natural gas liquids.

Operations

All acquisitions, operational and developmental activities in the Twining area are the responsibility of the President and Chief Operating Officer of Octavian Oil with approvals for major expenditures secured from Barnwell’s executive management and the Board of Directors.

Our oil and natural gas segment revenues, profitability, and future rate of growth are dependent upon oil and natural gas prices and obtaining external financing or sufficient land investment cash flows to fund the development of our proved undeveloped reserves. The industry has experienced a prolonged period of low oil and natural gas prices that has negatively impacted our operating results, cash flows and liquidity. Credit and capital markets for oil and natural gas companies have been negatively affected as well, resulting in a decline in sources of financing as compared to previous years. By divesting significant oil and natural gas assets prior to the 2015 decline in commodity prices, Barnwell was able to repay all of its debt, use funds for general corporate purposes, and fund its acquisition investments.

Natural gas prices are typically higher in the winter than at other times due to increased heating demand. Oil prices are also subject to seasonal fluctuations, but to a lesser degree. Oil and natural gas unit sales are based on the quantity produced from the properties by the properties’ operator. Prices received in Canada have also been negatively impacted by the lack of export pipeline capacity.

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

At September 30, 2019, proved undeveloped reserves were primarily attributable to Twining, and were estimated to be converted to proved developed reserves through future capital expenditures by Barnwell. This was for the development of 12 gross (8.82 net) wells over the next five years. However, at September 30, 2020, Barnwell had no proved undeveloped reserves related to Twining as oil prices fell significantly this year making the drilling of proved undeveloped reserves uneconomic at current prices. As a result, the Company currently does not have a definitive plan to develop the reserves.

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

Barnwell has a Reserves Committee consisting of three of the six independent directors. The Reserves Committee was established to ensure the independence of the Company’s petroleum reserve engineers. The Reserves Committee is responsible for reviewing the annual reserve evaluation report prepared by the independent petroleum reserve engineering firm and ensuring that the reserves are reported fairly in a manner consistent with applicable standards. The Reserves Committee meets annually to discuss reserve issues and policies and to meet with Company personnel and the independent petroleum reserve engineers.

Barnwell of Canada’s President and Chief Operating Officer is a professional engineer with over 25 years of relevant experience in the oil and natural gas industry in Canada and is a member of the Association of Professional Engineers and Geoscientists of Alberta.

Reserves

The amounts set forth in the following table, based on InSite’s evaluation of our reserves, summarize our estimated proved reserves of oil (including natural gas liquids) and natural gas as of September 30, 2020 on all properties in which Barnwell has an interest. All of our oil and natural gas reserves are located in Canada and are based on constant dollar price and cost assumptions. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries and undeveloped locations are more imprecise than estimates of established proved producing oil and natural gas properties. Accordingly, these estimates are expected to change as future information becomes available. Proved oil and natural gas reserves are the estimated quantities of oil and natural gas that geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under economic and operating conditions (i.e., prices and costs) existing at the time the estimate is made. Proved developed oil and natural gas reserves are proved reserves that can be expected to be recovered through existing wells and equipment in place and under operating methods being utilized at the time the estimates were made. No estimates of total proved net oil or natural gas reserves have been filed with, or included in reports to, any federal authority or agency, other than the SEC, since October 1, 2019.

	As of September 30, 2020
	Estimated Net Proved Developed Reserves	Estimated Net Proved Undeveloped Reserves	Estimated Net Proved Reserves
Oil, including natural gas liquids (Bbls)	530,000	5,000	535,000
Natural gas (Mcf)	2,310,000	—	2,310,000
Total (Boe)	928,000	5,000	933,000

During fiscal 2020, Barnwell’s total net proved developed reserves of oil and natural gas liquids increased by 1,000 Bbls (essentially unchanged) and total net proved developed reserves of natural gas increased by 410,000 Mcf (22%), for a combined increase of 72,000 Boe (8%). The increase in natural gas reserves were primarily the result of minor acquisitions and higher gas prices resulting in positive revisions in the current year period.

During fiscal 2020, total net proved undeveloped reserves of oil and natural gas liquids decreased by 885,000 Bbls (99%) and total net proved undeveloped reserves of gas decreased by 2,620,000 Mcf (100%). The ability of Barnwell to convert the undeveloped reserves to developed reserves is heavily influenced by the cash flows generated by the oil and natural gas segment, the results of such drilling, and the ability of the Company to raise sufficient funds. The low oil prices encountered during fiscal 2020 have rendered the proved undeveloped reserves uneconomic and management does not currently have a definitive plan to develop such reserves and therefore has excluded undeveloped reserves from this September 30, 2020 report. During fiscal 2020, Barnwell converted one gross (1.0 net) well from proved undeveloped to proved developed reserves in the Twining area and participated in conversion of one gross (0.3 net) well from proved undeveloped to proved developed reserves in the Spirit River area. These wells had total net proved reserves of 114,000 Boe and 94,000 Boe, respectively, at September 30, 2020.

The following table sets forth Barnwell’s oil and natural gas net reserves at September 30, 2020, by property name, based on information prepared by InSite, as well as net production and net revenues by property name for the year ended September 30, 2020. The reserve data in this table is based on constant dollars where reserve estimates are based on sales prices, costs and statutory tax rates in existence at September 30, 2020, the date of the projection.

	As of September 30, 2020				For the year ended September 30, 2020
	Net Proved Producing Reserves		Net Proved Reserves		Net Production		Net Revenues
Property Name	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL (MBbls)	Gas (MMcf)	Oil & NGL	Gas
Bonanza/Balsam	28	13	33	13	5	5	$176,000	$9,000
Hillsdown	14	139	14	139	4	42	122,000	72,000
Kaybob	32	68	32	68	4	11	134,000	21,000
Medicine River	38	527	38	527	8	29	161,000	42,000
Spirit River	93	244	93	244	33	89	1,130,000	141,000
Thornbury	—	217	—	217	—	64	—	94,000
Twining	276	948	284	1,046	99	357	3,123,000	581,000
Wood River	41	56	41	56	19	13	657,000	24,000
Other properties	—	—	—	—	2	39	62,000	144,000
Total	522	2,212	535	2,310	174	649	$5,565,000	$1,128,000

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

Standardized Measure of Discounted Future Net Cash Flows

The following table sets forth Barnwell’s “Estimated Future Net Revenues” from total proved oil, natural gas and natural gas liquids reserves and the present value of Barnwell’s “Estimated Future Net Revenues” (discounted at 10%) as of September 30, 2020. Estimated future net revenues for total proved reserves are net of estimated future expenditures of developing and producing the proved reserves, and assume the continuation of existing economic conditions. Net revenues have been calculated using the average first-day-of-the-month price during the 12-month period ending as of the balance sheet date and current costs, after deducting all royalties, operating costs, future estimated capital expenditures (including abandonment costs), and income taxes. The amounts below include future cash flows from reserves that are currently proved undeveloped reserves and do not deduct general and administrative or interest expenses.

Year ending September 30,
2021	$1,285,000
2022	571,000
2023	(34,000)
Thereafter	(12,476,000)
Undiscounted future net cash flows, after income taxes	$(10,654,000)

Standardized measure of discounted future net cash flows	$(1,685,000)	*
_______________________________________________
*      This amount does not purport to represent, nor should it be interpreted as, the fair value of Barnwell’s oil and natural gas reserves. An estimate of fair value would also consider, among other items, the value of Barnwell’s undeveloped land position, the recovery of reserves not presently classified as proved, anticipated future changes in oil and natural gas prices (these amounts were based on a natural gas price of $1.49 per Mcf and an oil price of $33.26 per Bbl) and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

In December 2018, the Society of Petroleum Evaluation Engineers and associated industry professionals updated the Canadian Oil and Gas Evaluation (“COGE”) Handbook. The updates clarify and streamline existing guidelines and offer additional guidance regarding Canadian reserves evaluations. Barnwell has included all abandonment, decommissioning and reclamation costs and inactive well costs in accordance with best practice recommendations into the Company’s September 30, 2020 and September 30, 2019 year-end reserve reports.

Oil and Natural Gas Production

The following table summarizes (a) Barnwell’s net production for the last three fiscal years, based on sales of natural gas, oil and natural gas liquids, from all wells in which Barnwell has or had an interest, and (b) the average sales prices and average production costs for such production during the same periods. Production amounts reported are net of royalties. All of Barnwell’s net production in fiscal 2020, 2019 and 2018 was derived in Alberta, Canada. For a discussion regarding our total annual production volumes, average sales prices, and related production costs, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The 2018 volumes reflect volumes from the Twining acquisition only from the closing date of August 28, 2018.

	Year ended September 30,
	2020	2019	2018
Annual net production:
Natural gas (Mcf)	649,000	628,000	328,000
Oil (Bbls)	153,000	123,000	62,000
Natural gas liquids (Bbls)	21,000	18,000	5,000
Total (Boe)	286,000	250,000	123,000
Total (Mcfe)	1,658,000	1,446,000	717,000
Annual average sales price per unit of production:
Mcf of natural gas*	$1.64	$1.15	$1.12
Bbl of oil**	$33.85	$41.84	$51.53
Bbl of natural gas liquids**	$17.16	$25.84	$43.02
Annual average production cost per Boe produced***	$16.79	$20.64	$21.08
Annual average production cost per Mcfe produced***	$2.89	$3.56	$3.63
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

Capital Expenditures and Acquisitions

Barnwell invested $3,151,000 in oil and natural gas properties during fiscal 2020, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations. Barnwell’s capital expenditures were mostly due to the Twining horizontal development well drilled in the first quarter of fiscal 2020 which amounted to approximately $2,400,000 and the participation in one gross (0.3 net) development well in the Spirit River area that was drilled in fiscal 2019 and completed in fiscal 2020 where approximately $670,000 in capital expenditures was incurred in fiscal 2020.

There were no significant amounts paid for oil and natural gas property acquisitions during fiscal 2020.

Well Drilling Activities

In fiscal 2020, Barnwell drilled one gross (1.0 net) horizontal development well in the Twining area. This well was successful and started producing in January 2020. This well contributed approximately 15,900 barrels of net oil production from January through September 2020, representing 10% total net oil production for fiscal 2020. The well was temporarily shut-in from mid-April 2020 to mid-May 2020 due to decreased oil prices. Recent net oil production from this well was approximately 103 barrels per day.

One gross (0.3 net) horizontal development well was drilled in the Spirit River area in fiscal 2019 and then completed in fiscal 2020. The well commenced production on November 17, 2019 and produced approximately 26,000 net barrels of oil during the fiscal year ended September 30, 2020 which represented 17% of the year's net oil production. The Company's share of net oil production from this well averaged over 200 barrels per day during the first month of production but has since declined to approximately 40 barrels per day due to natural declines.

Producing Wells

As of September 30, 2020, Barnwell had interests in 134 gross (50.4 net) producing wells, of which 69 gross (42.2 net) were oil wells and 65 gross (8.2 net) were natural gas wells. All wells were in Alberta, Canada.

Developed Acreage and Undeveloped Acreage

The following table sets forth the gross and net acres of both developed and undeveloped oil and natural gas leases which Barnwell held as of September 30, 2020.

	Developed Acreage*		Undeveloped Acreage*		Total
Location	Gross	Net	Gross	Net	Gross	Net
Canada	180,030	36,710	74,177	12,600	254,207	49,310
_________________________________________________
*                  “Developed Acreage” includes the acres covered by leases upon which there are one or more producing wells. “Undeveloped Acreage” includes acres covered by leases upon which there are no producing wells and which are maintained by the payment of delay rentals or the commencement of drilling thereon.

Eighty-nine percent of Barnwell’s undeveloped acreage is not subject to expiration at September 30, 2020. Eleven percent of Barnwell’s leasehold interests in undeveloped acreage is subject to expiration and expire over the next five fiscal years, if not developed, as follows: 3% expire during fiscal 2021; 3% expire during fiscal 2022; 5% expire during fiscal 2023; no expirations during fiscal 2024 and fiscal 2025. There can be no assurance that Barnwell will be successful in renewing its leasehold interests in the event of expiration.

Much of the undeveloped acreage is at non-operated properties over which we do not have control, and the value of such acreage is not estimated to be significant at current commodity prices. Barnwell’s undeveloped acreage includes a significant concentration in the Thornbury (5,279 net acres) and Twining (1,472 net acres) areas of Alberta, Canada.

Marketing of Oil and Natural Gas

Barnwell sells its oil, natural gas, and natural gas liquids production, including under short-term contracts between itself and two main oil marketers, one natural gas purchaser, and one natural gas liquids marketer. The prices received are freely negotiated between buyers and sellers and are determined from transparent posted prices adjusted for quality and transportation differentials. In fiscal 2020, over 80% of Barnwell’s oil and natural gas revenues were from products sold at spot prices. Barnwell does not use derivative instruments to manage price risk.

In fiscal 2020 and 2019, Barnwell took most of its oil, natural gas liquids and natural gas “in kind” where Barnwell markets the products instead of having the operator of a producing property market the products on Barnwell’s behalf. We sell oil, natural gas and natural gas liquids to a variety of energy marketing companies. Because our products are commodities for which there are numerous marketers, we are not dependent upon one purchaser or a small group of purchasers. Accordingly, the loss of any single purchaser would not materially affect our revenues.

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

In fiscal 2020 and 2019, 44% and 47%, respectively, of royalties related to Alberta government charges, and 56% and 53%, respectively, of royalties related to freehold, override and other charges which are not directly affected by the Alberta royalty framework.

In fiscal 2020, the weighted-average royalty rate paid on all of Barnwell’s natural gas was 7%, and the weighted-average royalty rate paid on oil was 11%.

Barnwell's oil and natural gas segment is currently subject to the provisions of the Alberta Energy Regulator's (“AER”) Licensee Liability Rating (“LLR”) program. Under the LLR program the AER calculates a Liability Management Ratio (“LMR”) for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator. The LMR assessment is designed to assess a company’s ability to address its suspension, abandonment, remediation, and reclamation liabilities. The value of the deemed assets is based on each well's most recent twelve months of production and a rolling three-year average industry netback as determined by the AER annually. The AER has not recalculated the three-year average industry netback since March 2015 making the current value a premium to what most producers have been realizing. A recalculation of the value using current industry netback values would likely have a negative impact on our LMR. Companies with an LMR less than 1.0 are required to deposit funds with the AER to cover future deemed liabilities. At September 30, 2020, the Company had sufficient deemed asset value that no security deposit was due. The current liability framework is under revision by the AER. A percentage-based retirement framework is expected to be introduced, but further details are unknown at this time.

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

    In September 2019, the AER issued an abandonment/closure order for all wells and facilities in the Manyberries area which had been largely operated by LGX Oil & Gas Ltd. (“LGX”), an operating company that went into receivership in 2016. The estimated asset retirement obligation for the Company's wells and facilities in the Manyberries area is included in “Asset retirement obligation” in the Consolidated Balance Sheets. Many 100% LGX owned wells are to be reclaimed by the Orphan Well Association (“OWA”). However, as next largest interest holder in 78 of the wells and 6 facilities formerly operated by LGX, averaging 11%, the Company is required to take care and custody of those properties and to coordinate their closure.

On November 5, 2019, in response to the AER order, the Company submitted its proposed plan to abandon the Manyberries wells and facilities in an orderly fashion over a ten-year period. This area has unique access issues as a result of an Emergency Protection Order to protect the Sage Grouse under the Canadian Government’s Species at Risk Act. Access is limited to a window of mid-September to the end of November each year.

    The plan that the Company has submitted began in October 2019 with field inspections, securing wells, and equipment inventory, for which minor expenses were expended. The plan includes further field activity beginning in the fall of 2020, our fiscal 2021 first quarter, which has been initiated and initially involves removal and salvage of the surface equipment; these costs are estimated to be minimal due in part to the salvage value of the equipment. Beyond fiscal 2021, the Company proposes to perform seven to ten well abandonments per year over an estimated ten-year period as well as abandon the facilities in that time period. Annual gross costs estimated to be incurred currently are approximately $500,000, approximately $55,000 net to the Company, however, the Company expects it will have to pay the gross costs and then recover from the other working interest owners and the OWA their costs, such that there will be a period between Barnwell having to pay the gross costs and getting reimbursed for the other parties’ portions.

As an alternative to the above plan, the Company is in discussions to allow the OWA to perform well abandonments and reclamations on the Company’s behalf. This would eliminate the need for Barnwell to carry LGX’s average 85% portion of Barnwell interest in wells in Manyberries. Barnwell would also benefit from the OWA’s extensive experience and scale of operations in this area. This could allow Barnwell to accelerate closure of the Manyberries area to a 4-year period (fiscal 2022-2025) from the above ten-year plan, and it is estimated that this plan would increase Barnwell’s net expenditures to approximately $150,000 annually, with some minor costs likely extending into fiscal 2026.

Over the past five years, the Company has worked to reduce its abandonment and reclamation obligations (“ARO”) associated with its oil and natural gas segment, both by divesting low-productivity assets and actively closing wells and sites. Fifteen Barnwell operated sites have been certified as fully reclaimed or exempt since 2016. To aid in this regard, and as a stimulus response to the COVID-19 pandemic, the Canadian Federal Government created and funded the Alberta-administered Site Rehabilitation Program (“SRP”) in spring 2020. The SRP has been designed to reduce oil and gas industry liabilities by funding vendors who perform closure work. In partnership with its vendors, Barnwell-operated sites have received $200,000 in net funding to date, to be directed to ARO reduction activities. Barnwell has further benefited from grants allocated to its non-operated property partners, with a further $75,000 in activities approved to date.

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

Land Investment Segment

Overview

Barnwell owns a 77.6% interest in Kaupulehu Developments, a Hawaii general partnership (“Kaupulehu Developments”) that has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units by KD I and KD II within the approximately 870 acres of the Kaupulehu Lot 4A area in two increments (“Increment I” and “Increment II”), located approximately six miles north of the Kona International Airport in the North Kona District of the island of Hawaii. Kaupulehu Developments also holds an interest in approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A under a lease that terminates in December 2025, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

    Barnwell, through two limited liability limited partnerships, KD Kona and KKM Makai (“KKM”), holds a non-controlling ownership interest in the Kukio Resort Land Development Partnerships comprised of KD Kukio Resorts, KD Maniniowali, and KDK. The Kukio Resort Land Development Partnerships own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD I and KD II. KD I is the developer of Increment I, and KD II is the developer of Increment II. Barnwell's ownership interests in the Kukio Resort Land Development Partnerships are accounted for using the equity method of accounting.

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

Increment I is an area of 80 single-family lots, 63 of which were sold from 2006 to 2020 and of which 17 lots remain to be sold, and a beach club on the portion of the property bordering the Pacific Ocean. The purchasers of the 80 single-family lots will have the right to apply for membership in the Kuki`o Golf and Beach Club, which is located adjacent to and south of the Four Seasons Resort Hualalai at Historic Ka`upulehu. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Two residential lots of approximately two to three acres in size fronting the ocean were developed within Increment II and sold by KD II, and the remaining acreage within Increment II is not yet under development. It is uncertain when or if KD II will develop the other areas of Increment II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2020, two single-family lots in Increment I were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2020 to $219,700,000.

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

In March 2019, KD II admitted a new development partner, Replay Kaupulehu Development, LLC (“Replay”), a party unrelated to Barnwell, in an effort to move forward with development of the remainder of Increment II at Kaupulehu. Effective March 7, 2019, KDK and Replay hold ownership interests of 55% and 45%, respectively, of KD II. Accordingly, Barnwell has a 10.8% indirect non-controlling ownership interest in KD II through KDK as of that date that will continue to be accounted for using the equity method of accounting. Barnwell continues to have an indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, KD Maniniowali, and KD I.

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

In fiscal 2020, the Kukio Resort Land Development Partnerships sold two lots in Increment I and as a result of the lot sales, made cash distributions to its partners of which Barnwell received $360,000, after distributing $20,000 to minority interests. Of the $360,000 cash distribution received from the Kukio Resort Land Development Partnerships, $197,000 represented a partial payment of the preferred return from KKM and was recorded as an additional equity pickup in the “Equity in income (loss) of affiliates” line item on the accompanying Consolidated Statement of Operations during the year ended September 30, 2020. See Note 6 for further discussion on the preferred return from KKM.

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

Operations

Water Resources owns and operates five water well drilling rigs, two pump rigs and other ancillary drilling and pump equipment. Additionally, Water Resources temporarily rents a storage facility in Honolulu, Hawaii, and leases a one acre maintenance and storage facility with 2,800 square feet of interior space in Kawaihae, Hawaii, and a one-half acre equipment storage yard in Waimea, Hawaii. Water Resources also maintains an inventory of uninstalled materials for jobs in progress and an inventory of drilling materials and pump supplies.

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

In fiscal 2020, Water Resources started one well drilling and three pump installation and repair contracts and completed three well drilling contracts. No pump installation and repair contracts were completed in fiscal 2020. All of the three completed well drilling contracts were started in fiscal 2019. Sixty-five percent of well drilling and pump installation and repair jobs, representing 9% of total contract drilling revenues in fiscal 2020, have been pursuant to government contracts.

At September 30, 2020, there was a backlog of four well drilling and thirteen pump installation and repair contracts, of which all four well drilling and ten pump installation and repair contracts were in progress as of September 30, 2020.

The approximate dollar amount of Water Resources’ backlog of firm well drilling and pump installation and repair contracts at December 1, 2020 and 2019 was as follows:

	December 1,
	2020	2019
Well drilling	$4,700,000	$8,800,000
Pump installation and repair	2,500,000	1,200,000
	$7,200,000	$10,000,000

Of the contracts in backlog at December 1, 2020, $4,400,000 is expected to be recognized in fiscal 2021 with the remainder to be recognized in the following fiscal year.

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

Competitive pressures are expected to remain high, thus there is no assurance that the quantity or values of available or awarded jobs which occurred in fiscal 2020 will continue. Management currently estimates that well drilling activity for fiscal 2021 will be significantly lower than fiscal 2020 based upon the number and value of contracts in backlog.

Financial Information About Industry Segments and Geographic Areas

Note 12 in the “Notes to Consolidated Financial Statements” in Item 8 contains information on our segments and geographic areas.

Employees

At December 1, 2020, Barnwell employed 43 individuals; 42 on a full time basis and 1 on a part time basis.

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

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to potentially large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

We have experienced a trend of losses and negative operating cash flows in three of the last four years. Due to the additional impacts of the COVID-19 pandemic, we now face a greater uncertainty about our cash inflows as described above, which in turn leads to substantial doubt regarding our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

Prior to and during fiscal 2020 and subsequently, the Company investigated potential sources of funding, including non-core oil and natural gas property sales, however, no probable sources of such funding have yet been secured. Additionally, the Company has listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii, for sale to generate liquidity in order to help mitigate the substantial doubt about our ability to continue as a going concern. However, the Company’s ability to sell its corporate office at an appropriate time or for a sufficient price is outside of the Company’s control and is therefore not probable. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of the COVID-19 pandemic on our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists.

Our business operations and financial condition have been and may continue to be materially and adversely affected by the outbreak of a novel strain of coronavirus, which resulted in the global health pandemic referred to as COVID-19.

An outbreak of a novel strain of coronavirus, which causes the disease referred to as COVID-19, emerged in Wuhan, China in late 2019. The novel coronavirus is considered highly contagious and has spread to most countries around the world and throughout the United States, creating a serious impact on customers, workforces and suppliers, disrupting economies and financial markets and leading to a world-

wide economic downturn. On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. As a result, the normal operations of many businesses have been disrupted, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The Company is currently following the recommendations of local and federal health authorities to minimize exposure risk for its various stakeholders, including employees.

The global economy, our markets and our business have been materially and adversely affected by COVID-19. In the first calendar quarter of 2020, the COVID-19 outbreak caused significant reductions in demand for oil and oil prices, which made the Company's development of its proven undeveloped reserves uneconomical and negatively impacted the Company’s financial condition and outlook. As the COVID-19 pandemic continued throughout fiscal 2020 and is continuing, oil prices have continued to make the development of proven undeveloped reserves uneconomical and have severely reduced if not eliminated the Company's ability to finance such development, therefore, the Company has suspended such development. While the Company’s contract drilling segment remained operational throughout fiscal 2020 and continues to work, the continuing impact of COVID-19 on the ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the global economic recession, weakened liquidity or factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

We are subject to the Continued Listing Criteria of the NYSE American and our failure to maintain continued compliance with the listing requirements of the NYSE American exchange could result in the delisting of our common stock.

Our common stock is listed on the NYSE American. The rules of NYSE American provide that, among other things, the Company must meet certain continued listing standards relating to stockholders’ equity as set forth in Part 10, Section 1003(a) of the NYSE American Company Guide (the “Guide”) and that shares be delisted from trading, if, among other things, the Company has failed to comply with such listing agreements. For example, the NYSE American may consider suspending trading in, or removing the listing of, securities of an issuer that is not in compliance with: (i) Section 1003(a)(i) of the Guide, which requires an issuer to have stockholders’ equity of $6.0 million or more if such issuer reported losses from continuing operations and/or net losses in its five most recent fiscal years, (ii) Section 1003(a)(ii) of the Guide, which requires an issuer to have stockholders’ equity of $4.0 million or more if such issuer reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, and (iii) Section 1003(a)(iii) of the Guide, which requires an issuer to have stockholders’ equity of $2.0 million or more if such issuer reported losses from continuing operations and/or net losses in two of its three most recent fiscal years. Even if an issuer fails to meet the foregoing stockholders’ equity requirements, the NYSE American will not normally consider delisting securities of such issuer if the issuer has (1) average global market capitalization of at least $50,000,000; or total assets and revenue of $50,000,000 in its last fiscal year, or in two of its last three fiscal years; and (2) the issuer has at least

1,100,000 shares publicly held, a market value of publicly held shares of at least $15,000,000 and 400 round lot shareholders. With respect to an issuer that is not in compliance with the foregoing requirements, upon notifying the issuer of such deficiency, the NYSE American generally provides an 18-month “cure period” for the issuer to regain the minimum stockholders’ equity requirement, however if the issuer is unable to do so, the NYSE American may delist its stock.

As of September 30, 2019, the Company had stockholders’ equity of approximately $1.2 million, as set forth in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2019, which was filed with the SEC on December 20, 2019, and the Company’s total value of market capitalization was approximately $4,304,000. On January 13, 2020, the Company received a letter from the NYSE American staff (the “Exchange Staff”) indicating that the Company was not in compliance with Part 10, Sections 1003(a)(i) and (a)(ii) of the Guide since it reported stockholders’ equity of $1.2 million and net losses in fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2016. The Company’s failure to meet the NYSE American’s stockholders’ equity requirements and the exceptions resulted in a risk that our common stock may be delisted.

In accordance with the NYSE American’s policies and procedures, the Company submitted a plan (the “Plan”) addressing how the Company intended to regain compliance with Part 10, Section 1003 of the Guide. On April 2, 2020, the NYSE American notified the Company that it accepted the Company’s Plan and granted the Company an extension for its continued listing until July 13, 2021 (the “Plan Period”). The Company has been and will continue to be subject to periodic review by Exchange Staff during the Plan Period. The Plan was submitted to the NYSE American before the start of the COVID-19 pandemic-related low commodity price environment, the oil price war between Saudi Arabia and Russia and other macroeconomic pressures that have impacted our businesses and the U.S. economy in general. The magnitude and duration of these factors have and will adversely affect the Company’s ability to achieve the Plan’s goals and to return to compliance with the NYSE American’s listing standards. If the Company does not regain compliance by the end of the Plan Period, or if the Company does not make ongoing progress consistent with its Plan, the NYSE American may initiate delisting procedures as appropriate.

The Company’s reported stockholders’ equity fell from $2,049,000 at March 31, 2020 to a stockholders’ deficit of $1,512,000 at June 30, 2020, and then to a stockholders’ deficit of $2,045,000 at September 30, 2020, as disclosed in the accompanying consolidated financial statements of this report. Thus, the Company may fail to be in compliance with the NYSE American continued listing standards relating to stockholders’ equity to which the Plan relates; specifically Section 1003(a)(i) and Section 1003(a)(ii). The Company submitted updates to the Plan, as required or requested by the NYSE American, in July 2020, August 2020 and September 2020. The September 2020 Plan updates presented initiatives which, if all of them are achieved, could result in the amount of stockholders’ equity required by the NYSE American at the end of the Plan Period and accordingly result in the Company regaining compliance with the NYSE American’s continued listing standards. There is no assurance that the presented initiatives will in fact be achieved. The Company has not yet received any correspondence from the NYSE American regarding the September 2020 Plan updates. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our common stock, reduced liquidity, and an inability for us to obtain financing to fund our operations.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of securities.

Our Board of Directors has authority, without action or vote of the stockholders, subject to the requirements of the NYSE American (which generally require stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock, subject to certain exceptions, including sales in public offerings and/or sales which are undertaken at or above the greater of the book value and/or market value of the issuer’s common stock on the date the transaction is agreed to be completed), to issue all or part of the authorized but unissued shares of common stock, preferred stock or warrants to purchase such shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market in the future. These actions would result in dilution of the ownership interests of existing stockholders and may further dilute common stock book value, and that dilution may be material. A related effect of such issuances may enhance existing large stockholders’ influence on the Company, including that of Alexander Kinzler, our Chief Executive Officer.

A small number of stockholders, including our CEO, own a significant amount of our common stock and have influence over our business regardless of the opposition of other stockholders.

As of September 30, 2020, the CEO, who is a member of the Board of Directors, and two others hold approximately 36% of our outstanding common stock. The interests of one or more of these stockholders may not always coincide with the interests of other stockholders. These stockholders have significant influence over all matters submitted to our stockholders, including the election of our directors, and could accelerate, delay, deter or prevent a change of control of the Company. The significant stockholders who are also members of the Board of Directors could significantly affect our business, policies and affairs.

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

The market price of our common stock has been volatile and could fluctuate based on a variety of factors, including:

•fluctuations in commodity prices;

•variations in results of operations;
•announcements by us and our competitors;
•legislative or regulatory changes;
•general trends in the industry;
•general market conditions;
•litigation; and
•other events applicable to our industries.

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

In August 2018, Barnwell made a significant reinvestment into its oil and natural gas segment with the acquisition of the Twining property in Alberta, Canada. The Company believes there are potential undeveloped reserves for which significant future capital expenditures will be needed to convert those potential undeveloped reserves into developed reserves. However, the ability to develop reserves will be heavily influenced by available financial resources. The Company has been unable to raise sufficient funds and does not currently have a definitive plan to develop such reserves and therefore has excluded undeveloped reserves from this Annual Report on Form 10-K. If future circumstances are such that we are not able to make the capital expenditures necessary to convert potential undeveloped reserves to developed reserves, we will not replace the amount of reserves produced and sold and our reserves and oil and natural gas segment operating results and cash flows will decline accordingly, and we may be forced to sell some of our oil and natural gas segment assets under untimely or unfavorable terms. Any such curtailment or sale could have a material adverse effect on our business, financial condition and results of operations.

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

Liquidity problems encountered by our working interest partners or the third party operators of our non-operated properties may also result in significant financial losses as the other working interest partners or third party operators may be unwilling or unable to pay their share of the costs of projects as they become due. In the event a third party operator of a non-operated property becomes insolvent, it may result in increased operating expenses and cash required for abandonment liabilities if the Company is required to take over operatorship. Barnwell holds an 11% working interest, the largest working interest other than that held by the operator, in a property with approximately 78 wells and 6 facilities where the operator is in receivership.

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

Barnwell's oil and natural gas segment is subject to the provisions of the AER LLR program. Under the LLR program the AER calculates a LMR for a company based on the ratio of the company’s deemed assets over its deemed liabilities relating to wells and facilities for which the company is the licensed operator and imposes a security deposit on operators whose estimated liabilities exceed their deemed asset value. At September 30, 2020, the Company had sufficient deemed asset value that no security deposit was due. However, decreases in prices and production and related netbacks from relevant properties could result in a decline in the Company's deemed asset value to a point where a deposit could be due in the future. The current liability framework is under revision by the AER. A percentage-based retirement framework is expected to be introduced, but further details are unknown at this time.

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

We compete for capital, acquisitions of reserves, undeveloped lands, skilled personnel, access to drilling rigs, service rigs and other equipment, access to processing facilities, pipeline capacity and in many other respects with a substantial number of other organizations, most of which have greater technical and financial resources than we do. Some of these organizations explore for, develop and produce oil and natural gas, carry on refining operations and market oil and other products on a worldwide basis. As a result of these complementary activities, some of our competitors may have competitive resources that are greater and more diverse than ours. Furthermore, many of our competitors may have a competitive advantage when responding to factors that affect demand for oil and natural gas production, such as changing prices and production levels, the cost and availability of alternative fuels and the application of government regulations. If our competitors are able to capitalize on these competitive resources, it could adversely affect our revenues and profitability.

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

Estimating reserves is inherently uncertain and the reserves estimation process involves significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data. The reserve data and standardized measures set forth herein are only estimates. Ultimately, actual reserves attributable to our properties will vary from estimates, and those variations may be material. The estimation of reserves involves a number of factors and assumptions, including, among others:

•oil and natural gas prices as prescribed by SEC regulations;
•historical production from our wells compared with production rates from similar producing wells in the area;
•future commodity prices, production and development costs, royalties and capital expenditures;
•initial production rates;
•production decline rates;
•ultimate recovery of reserves;
•success of future development activities;
•marketability of production;

•effects of government regulation; and
•other government levies that may be imposed over the producing life of reserves.

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

In addition to the usual delays in payment by purchasers of oil and natural gas to the operators of our properties, and the delays of those operators in remitting payment to us, payments between any of these parties may also be delayed by:

•restrictions imposed by lenders;
•accounting delays;
•delays in the sale or delivery of products;
•delays in the connection of wells to a gathering system;
•blowouts or other accidents;

•adjustments for prior periods;
•recovery by the operator of expenses incurred in the operation of the properties; and
•the establishment by the operator of reserves for these expenses.

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

Barnwell’s oil and natural gas operations are affected by political developments and laws and regulations, particularly in Canada and the United States, such as restrictions on production, restrictions on imports and exports, the maintenance of specified reserves, tax increases and retroactive tax claims, expropriation of property, cancellation of contract rights, environmental protection controls, environmental compliance requirements and laws pertaining to workers’ health and safety. Further, the right to explore for and develop oil and natural gas on lands in Alberta, Saskatchewan and British Columbia is controlled by the governments of each of those provinces. Changes in royalties and other terms of provincial leases, permits and reservations may have a substantial effect on Barnwell’s operations. We derive a significant portion of our revenues from our operations in Canada; 38% in fiscal 2020.

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

These investments involve risks which include:

•the lack of a controlling interest in these partnerships and, therefore, the inability to require that the entities sell assets, return invested capital or take any other action without obtaining the majority vote of partners;
•potential for future additional capital contributions to fund operations and development activities;
•the adverse impact on overall profitability if the entities do not achieve the financial results projected;
•the reallocation of amounts of capital from other operating initiatives and/or an increase in indebtedness to pay potential future additional capital contributions, which could in turn restrict our ability to access additional capital when needed or to pursue other important elements of our business strategy;
•undisclosed, contingent or other liabilities or problems, unanticipated costs, and an inability to recover or manage such liabilities and costs; and
•certain underlying partnership data is not accessible to us, therefore we depend on the general partner to provide us with reliable accounting information.

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

A significant portion of our contract drilling division revenues is derived from water and infrastructure contracts with governmental entities or agencies; 9% in fiscal 2020. Reduced tax revenues and governmental budgets may limit spending by local governments which in turn will affect the demand for our services. Material reductions in spending by a significant number of local governmental agencies could have a material adverse effect on our business, results of operations, liquidity and financial position.

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

Corporate Offices

Barnwell, through a wholly-owned subsidiary, owns the 29th floor of a commercial office building in downtown Honolulu that it uses as its corporate office and is currently available for sale.

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

PART II

ITEM 5.                           MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which Barnwell’s common stock is being traded is the NYSE American under the ticker symbol “BRN.” The following tables present the quarterly high and low sales prices, on the NYSE American, for Barnwell’s common stock during the periods indicated:

Quarter Ended	High	Low	Quarter Ended	High	Low
December 31, 2018	$1.86	$1.22	December 31, 2019	$1.11	$0.30
March 31, 2019	$1.64	$1.27	March 31, 2020	$2.68	$0.30
June 30, 2019	$1.49	$1.03	June 30, 2020	$2.10	$0.44
September 30, 2019	$1.12	$0.46	September 30, 2020	$1.64	$0.66

Holders

As of December 3, 2020, there were 8,277,160 shares of common stock, par value $0.50, outstanding. As of December 3, 2020, there were approximately 80 shareholders of record and approximately 1,000 beneficial owners.

Dividends

No dividends were declared or paid during fiscal years 2020 or 2019. The payment of future cash dividends will depend on, among other things, our financial condition, operating cash flows, the amount of cash inflows from land investment activities, and the level of our oil and natural gas capital expenditures.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

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

ITEM 7.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding of the Consolidated Balance Sheets of Barnwell Industries, Inc. and subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us” or the “Company”) as of September 30, 2020 and 2019, and the related Consolidated Statements of Operations, Comprehensive Loss, Equity (Deficit), and Cash Flows for the years ended September 30, 2020 and 2019. This discussion should be read in conjunction with the consolidated financial statements and related Notes to Consolidated Financial Statements included in this report.

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
The COVID-19 outbreak has caused and continues to cause significant reductions in demand for oil and oil prices, which has caused the Company to suspend the development of proved undeveloped reserves and has impacted and continues to impact the Company’s financial condition and outlook. While the Company’s contract drilling segment remained operational throughout fiscal 2020 and continues to work, the continuing impact of COVID-19 on the ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the global economic recession, weakened liquidity or factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.
Going Concern

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to potentially large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.
We have experienced a trend of losses and negative operating cash flows in three of the last four years. Due to the additional impacts of the COVID-19 pandemic, we now face a greater uncertainty about our cash inflows as described above, which in turn leads to substantial doubt regarding our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.
Prior to and during fiscal 2020 and subsequently, the Company investigated potential sources of funding, including non-core oil and natural gas property sales, however, no probable sources of such funding have yet been secured. Additionally, the Company has listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii, for sale to generate liquidity in order to help mitigate the substantial doubt about our ability to continue as a going concern. However, the Company’s ability to sell its corporate office at an appropriate time or for a sufficient price is outside of the Company's control and is therefore not probable. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of the COVID-19 pandemic on our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists.
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

Judgments and Assumptions

The estimate of our oil and natural gas reserves is a major component of the ceiling calculation and represents the component that requires the most subjective judgments. Estimates of reserves are forecasts based on engineering data, historical data, projected future rates of production and the timing of future expenditures. The process of estimating oil and natural gas reserves requires substantial judgment, resulting in imprecise determinations, particularly for new discoveries. Our reserve estimates are prepared at least annually by independent petroleum reserve engineers. The passage of time provides more quantitative and qualitative information regarding estimates of reserves, and revisions are made to prior estimates to reflect updated information. A portion of the revisions are attributable to changes in the rolling 12-month average first-day-of-the-month prices, which impact the economics of producible reserves. In the last three fiscal years, annual revisions to our reserve volume estimates have averaged 27% of the previous year’s estimate, due in large part to the impacts of volatile oil and natural gas prices which change the economic viability of producing such reserves and changes in estimated proved undeveloped reserves which can fluctuate from year to year depending upon the Company's plans and ability to fund the capital expenditures necessary to develop such reserves. There can be no assurance that more significant revisions will not be necessary in the future. If future significant revisions are necessary that reduce previously estimated reserve quantities, such revisions could result in a write-down of oil and natural gas properties.

If reported reserve volumes were revised downward by 5% at the end of fiscal 2020, the ceiling limitation would have decreased approximately $141,000 before income taxes, which would not have resulted in an increase in the ceiling impairment before income taxes due to sufficient room between the ceiling and the carrying value of oil and natural gas properties at the end of fiscal 2020 of approximately $500,000.

In addition to the impact of the estimates of proved reserves on the calculation of the ceiling, estimated proved reserves are also a significant component of the quarterly calculation of depletion expense. The lower the estimated reserves, the higher the depletion rate per unit of production. Conversely, the higher the estimated reserves, the lower the depletion rate per unit of production. If reported reserve volumes were revised downward by 5% as of the beginning of fiscal 2020, depletion for fiscal 2020 would have increased by approximately $82,000.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 17 remained to be sold at September 30, 2020, and a beach club on the portion of the property bordering the Pacific Ocean.

•Prior to March 7, 2019, the right to receive percentage of sales payments from KD II resulting from the sale of lots and/or residential units by KD II, within Increment II of Kaupulehu Lot 4A. Increment II is the remaining portion of the approximately 870-acre property and is zoned for single-family and multi-family residential units and a golf course and clubhouse. Kaupulehu Developments was entitled to receive payments from KD II based on a percentage of the gross receipts from KD II’s sales ranging from 8% to 10% of the price of improved or unimproved lots or 2.60% to 3.25% of the price of units constructed on a lot, to be determined in the future depending upon a number of variables, including whether the lots are sold prior to improvement. Kaupulehu Developments was also entitled to receive 50% of any future distributions otherwise payable from KD II to it members up to $8,000,000, of which $3,500,000 had been received. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed and sold within Increment II by KD II, and Kaupulehu Developments received percentage of sales payments from those sales. The remaining acreage within Increment II is not yet developed. In February 2019, KD II was granted a 20-year time extension of the allowed zoning for the project that would have otherwise expired in April 2019.

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

•Prior to March 7, 2019, we had an indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, KD Maniniowali, and KDK. As of March 7, 2019, with the admission of Replay as a new development partner of Increment II, we now have an indirect 10.8% non-controlling ownership interest in KD II through KDK. Our indirect interest in the other entities remains unchanged. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Increments I and II. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office. KD I has engaged Replay as a consultant to assist with the sales and marketing strategy of Increment I. Replay does not have an ownership interest in KD I.

•Approximately 1,000 acres of vacant leasehold land zoned conservation in the Kaupulehu Lot 4C area located adjacent to the 870-acre Lot 4A described above, which currently has no development potential without both a development agreement with the lessor and zoning reclassification.

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

Oil and Natural Gas Segment

Barnwell realized an average price for oil of $33.85 per barrel during the year ended September 30, 2020, a decrease of 19% from $41.84 per barrel realized during the prior year. The decrease in the average price for oil over the past year is primarily due to the contraction of global oil demand resulting from the COVID-19 pandemic and the impact of the price war between Saudi Arabia and Russia. Accordingly, oil price declines began in March 2020, with oil futures prices temporarily declining to unprecedented levels below zero. While oil prices have recovered somewhat from those record lows, the Company is unable to reasonably predict future oil prices and the impacts future oil prices will have on the Company.

Barnwell realized an average price for natural gas of $1.64 per Mcf during the year ended September 30, 2020, an increase of 43% from $1.15 per Mcf realized during the prior year.

Land Investment Segment

Future land investment payments and any future cash distributions from our investment in the Kukio Resort Land Development Partnerships are dependent upon the sale of the remaining 17 residential lots within Increment I by KD I and potential future development or sale of the remaining portion of Increment II by KD II of Kaupulehu Lot 4A. The amount and timing of future land investment segment proceeds from percentage of sales payments and cash distributions from the Kukio Resort Land Development Partnerships are highly uncertain and out of our control, and there is no assurance with regards to the amounts of future sales of residential lots within Increments I and II.

Barnwell estimates that it will be heavily reliant upon land investment segment proceeds in order to provide sufficient liquidity to fund our operations in 2021 and beyond. However, there can be no assurance that the amount of future land investment segment proceeds will provide the liquidity required.

Contract Drilling Segment

Demand for water well drilling and/or pump installation and repair services is volatile and dependent upon land development activities within the state of Hawaii. Management currently estimates that well drilling activity for fiscal 2021 will be significantly lower than fiscal 2020 based upon the number and value of contracts in backlog.

Results of Operations

Summary

Net loss attributable to Barnwell for fiscal 2020 totaled $4,756,000, a $7,658,000 increase in operating results from a net loss of $12,414,000 in fiscal 2019. The following factors affected the results of operations for the current fiscal year as compared to the prior fiscal year:

•A $3,036,000 increase in contract drilling segment operating results, before income taxes, primarily resulting from significantly increased activity attributable to a significant well drilling contract;

•A $1,336,000 gain recognized in the current year period from the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii;

•A $2,967,000 decrease in oil and natural gas segment operating losses, before income taxes, due primarily to a $1,384,000 decrease in the ceiling test impairment which was $5,710,000 in the prior year period, compared to $4,326,000 in the current year period, and $287,000 higher revenues and $363,000 lower operating expenses and a $933,000 decrease in the oil and natural gas depletion in the current year period as compared to the same period in prior year; and

•A $628,000 increase in equity in income from affiliates as a result of increased operating results of the Kukio Resort Land Development Partnerships.

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

The average exchange rate of the Canadian dollar to the U.S. dollar decreased 1% in fiscal 2020, as compared to fiscal 2019, and the exchange rate of the Canadian dollar to the U.S. dollar remained relatively the same rate at September 30, 2020, as compared to September 30, 2019. Accordingly, the assets, liabilities, stockholders’ equity, and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for fiscal 2020 was $146,000, an $88,000 decrease from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $234,000 in fiscal 2019. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in fiscal 2020 and 2019 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

Selected Operating Statistics

The following tables set forth Barnwell’s annual average prices per unit of production and annual net production volumes for fiscal 2020 as compared to fiscal 2019. Production amounts reported are net of royalties.

	Annual Average Price Per Unit
			Increase (Decrease)
	2020	2019	$	%
Natural gas (Mcf)*	$1.64	$1.15	$0.49	43%
Oil (Bbls)	$33.85	$41.84	$(7.99)	(19)%
Liquids (Bbls)	$17.16	$25.84	$(8.68)	(34)%

	Annual Net Production
			Increase (Decrease)
	2020	2019	Units	%
Natural gas (Mcf)	649,000	628,000	21,000	3%
Oil (Bbls)	153,000	123,000	30,000	24%
Liquids (Bbls)	21,000	18,000	3,000	17%
_________________________________________________
*      Natural gas price per unit is net of pipeline charges.

The oil and natural gas segment generated a $4,230,000 operating loss in fiscal 2020 before general and administrative expenses, an increase in operating results of $2,967,000 as compared to

$7,197,000 of operating loss in fiscal 2019. There was a $4,326,000 ceiling test impairment included in the operating loss in the current year as compared to a $5,710,000 ceiling test impairment in the prior year.

Oil and natural gas revenues increased $287,000 (4%) from $6,406,000 in fiscal 2019 to $6,693,000 in fiscal 2020, primarily due to an increase in oil production from new wells drilled in fiscal 2020 in the Spirit River and Twining areas, and an increase in natural gas prices in the current year period as compared to the prior year period. The increase in oil production from the two new wells in the Spirit River and Twining areas and oil production from minor acquisitions in the current year period was partially offset by natural declines in oil production due to aging of wells and the sale of interests in the Progress area in October 2019, as well as temporary shut-ins in certain areas due to workovers, unfavorable weather conditions, and low oil prices. The increase was largely offset by a 19% decrease in oil prices in the current year period as compared to the prior year period.

Oil and natural gas operating expenses decreased $363,000 (7%) from $5,213,000 in fiscal 2019 to $4,850,000 in fiscal 2020, primarily due to significant repair and maintenance costs at the Twining property included in the prior year period, whereas there were no such costs in the current year period. The decrease was also due to shut-in of wells with relatively high operating costs and reductions in operator time and discounted costs obtained from vendors that were negotiated in light of the extremely low oil prices.

    Oil and natural gas segment depletion decreased $933,000 from $2,680,000 in fiscal 2019 to $1,747,000 in fiscal 2020, primarily due to a decrease in the depletion rate for the current year period, as compared to the same period in prior year, due primarily to impairment write-downs in the prior and current years.

The well drilled in the Spirit River area commenced production on November 17, 2019 and produced approximately 26,000 net barrels of oil during the fiscal year ended September 30, 2020 which represented 17% of the year's net oil production. The Company's share of recent net oil production from this well averaged over 200 barrels per day during the first month of production but has since declined to approximately 40 barrels per day due to natural declines.

The new well that was drilled and completed in December 2019 at the Twining area began producing oil and natural gas in January 2020. This well contributed approximately 15,900 barrels of net oil production from January through September 2020, representing 10% total net oil production for the year ended September 30, 2020. The well was temporarily shut-in from mid-April 2020 to mid-May 2020 due to decreased oil prices. Recent net oil production from this well was approximately 103 barrels per day.

As a result of the unprecedented contraction of global oil demand resulting from the COVID-19 pandemic combined with the price war between Saudi Arabia and Russia, oil price declines began in March 2020, with oil futures prices temporarily declining to unprecedented levels below zero. While oil prices have recovered somewhat from those record lows, the Company is unable to reasonably predict future oil prices and the impacts future oil prices will have on the Company.

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

The following table summarizes the revenues received from KD I and KD II and the amount of fees directly related to such revenues:

	Year ended September 30,
	2020	2019
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$325,000	$165,000
Fees - included in general and administrative expenses	(40,000)	(20,000)
Sale of interest in leasehold land, net of fees paid	$285,000	$145,000

During the year ended September 30, 2020, Barnwell received $325,000 in percentage of sales payments from KD I from the sale of two single-family lots within Phase II of Increment I. During the year ended September 30, 2019, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one single-family lot within Phase II of Increment I.

In November 2020, subsequent to the close of the year ended September 30, 2020, Kaupulehu Developments received a percentage of sales payment of $170,000 from the sale of one lot within Phase II of Increment I. Financial results from the receipt of this payment will be reflected in Barnwell's quarter ending December 31, 2020. Accordingly, with the inclusion of the lot sale in November 2020, 16 single-family lots of the 80 lots developed within Increment I remained to be sold as of the date of this report. As discussed in the Overview section above, Replay was admitted as a new development partner of Increment II on March 7, 2019. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II.

Contract drilling

Contract drilling revenues and costs are associated with well drilling and water pump installation, replacement and repair in Hawaii.

Contract drilling revenues increased $5,645,000 (106%) to $10,994,000 in fiscal 2020, as compared to $5,349,000 in fiscal 2019, and contract drilling costs increased $2,540,000 (51%) to $7,513,000 in fiscal 2020, as compared to $4,973,000 in fiscal 2019. The contract drilling segment generated a $3,125,000 operating profit before general and administrative expenses during fiscal 2020, an increase in operating results of $3,036,000 as compared to an operating profit before general and administrative expenses of $89,000 in fiscal 2019. The increase in operating results was primarily due to a significant well drilling contract for multiple wells that is based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Up to three drilling rigs were being used at this job during the current year period with crews working extended hours. The current period increase in operating results was partially offset by a decrease in operating results due to the unfavorable impact of the unsuccessful removal of a hole opener at the bottom of a water well as discussed below.

The significantly increased operational activity that has led to the increased contract drilling segment operating results for the year ended September 30, 2020, has declined since September 30, 2020,

as the aforementioned significant well drilling contract is nearing completion, such that contract drilling revenues are anticipated to decline in fiscal 2021 as compared to fiscal 2020 based on the number and value of contracts in backlog.

At September 30, 2020, there was a backlog of four well drilling and thirteen pump installation and repair contracts, of which all four well drilling and ten pump installation and repair contracts were in progress as of September 30, 2020. The backlog of contract drilling revenues as of December 1, 2020 was approximately $7,200,000, of which $4,400,000 is expected to be realized in fiscal 2021 with the remainder to be recognized in the following fiscal year. Based on these contracts in backlog, contract drilling segment operating profit is estimated to be significantly lower in fiscal 2021 as compared to fiscal 2020.

In the quarter ended December 31, 2019, the Company experienced the failure of a hole opener which broke apart leaving pieces in the bottom of a water well being drilled in Hawaii. Efforts to remove the items from the well were unsuccessful through the quarter ended March 31, 2020 and subsequently the Company determined that the well should be abandoned and a new well drilled at no incremental cost to the customer as per the terms of the contract. Accordingly, all the costs to drill and abandon the first well, which are all wasted costs, were excluded from the measurement of progress toward contract completion and all such costs were fully accrued in the quarter ended March 31, 2020, as this contract was determined to be a loss job. In September 2020, while making progress towards the drilling of a replacement well in different location, the drill string twisted off and became lodged in the well borehole, which required a stoppage of drilling and the need to dislodge and retrieve the broken drill string. Accordingly, estimated total rework costs to remediate the situation have been accrued at September 30, 2020. As a result of all of the above, $390,000 of revenue previously recognized was reversed in the year ended September 30, 2020 and the Company recognized a decrease of approximately $1,440,000 in the margin of this contract in the year ended September 30, 2020.

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of September 30, 2020 as there is no probable or estimable contingent liability.

On July 28, 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. The Company’s share of the proposed penalties and fines were originally calculated to approximately $1,200,000. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were recalculated and reduced to approximately $300,000 as to the Company. The Commission and the aforementioned four parties fined have worked on a possible proposed alternative settlement in lieu of the penalties and fines whereby the named parties would be responsible for providing the Commission with assistance to monitor the aquifer, at no cost to the Commission, to aid in the Commission’s efforts to monitor water quality in the subject area. The Company and the other three parties are currently evaluating proposals that it believes would likely satisfy the Commission's request under the proposed alternative settlement but it is currently uncertain as to whether or not they will be acceptable to the Commission. Additionally, it is uncertain as to how the cost of the alternative settlement would be allocated to the named parties of the subject violations. Accordingly, the Company recorded a contingent liability of approximately $300,000 at September 30, 2020.

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

General and administrative expenses

General and administrative expenses increased $296,000 (5%) to $5,820,000 in fiscal 2020, as compared to $5,524,000 in fiscal 2019. The increase was due to increased proxy legal costs, proxy solicitation, proxy advisory, public relations costs and bad debt expense in the current year period, as compared to the same period in the prior year. The increase was partially offset by lower compensation costs in the current year period, as compared to the same period in the prior year.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $875,000 (29%) in fiscal 2020 as compared to fiscal 2019 primarily due to the decrease in oil and natural gas depletion as discussed in the “Oil and natural gas” section above.

Impairment of assets

Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was a ceiling test impairment of $4,326,000 during the year ended September 30, 2020. There was a $5,710,000 ceiling test impairment during the year ended September 30, 2019.

Changes in the mandated 12-month historical rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the estimated market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. Prior to the quarter ended March 31, 2020, the ceiling test calculation included management’s estimation that the Company had the ability to fund all of the future capital expenditures necessary over the next five years to develop proved undeveloped reserves in the Twining area of Alberta, Canada. However, due to the impact on oil prices and the extreme uncertainties created by the COVID-19 pandemic on the Company's financial outlook, management is no longer reasonably certain that the Company will have the financial resources necessary to make any of the capital expenditures necessary to develop the proved undeveloped reserves. Therefore, the proved undeveloped reserves were excluded from the quarterly ceiling test calculations subsequent to December 31, 2019.

    As discussed above, the ceiling test mandates the use of the 12-month historical rolling average first-day-of-the-month prices. If oil prices remain at current levels or decline further, it is more likely than not that the Company will incur further impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected.

During the year ended September 30, 2020, the Company recorded a $50,000 impairment in the carrying value of its investment in leasehold land interest in Lot 4C as a result of recent uncertainty regarding the timing of future development and potential use of water rights within Lot 4C prior to the expiration of the lease term. The lease terminates in December 2025.

Gain on sale of asset

In March 2020, the Company sold its leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii to an unrelated third party for a $1,100,000 cash payment. As a result of the sale transaction, the Company recognized a gain of $1,336,000, inclusive of a $236,000 gain from the reversal of the storage yard's lease liability in excess of the right-of-use asset, in the year ended September 30, 2020.

Equity in income (loss) of affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $352,000 in fiscal 2020, as compared to allocated losses of $276,000 in fiscal 2019. The increase in the allocated partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of two lots during the current year, whereas there was one lot sale in the prior year, and an increase in real estate resale activity in the current year as compared to the prior year period. Additionally, the increase is also attributed to a $197,000 partial payment of the preferred return from KKM, as discussed below.

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios. Additionally, Barnwell is entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in August 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I in that month. Accordingly, Barnwell received a $197,000 partial payment of the preferred return in August 2020, which is reflected as an additional equity pickup in the "Equity in income (loss) of affiliates" line item on the accompanying Consolidated Statement of Operations for the year ended September 30, 2020.

Additionally, subsequent to September 30, 2020, the Kukio Resort Land Development Partnerships sold one lot in Increment I and made additional net cash distributions of $1,034,000 to the Company. Accordingly, Barnwell received additional preferred return payments of $459,000, which will be reflected in Barnwell's financial results for the quarter ending December 31, 2020. The preferred return payments received after September 30, 2020 brought the cumulative preferred return to $656,000, which is the total amount Barnwell was entitled to, and thus there is no more preferred return outstanding as of the date of this report.

During the year ended September 30, 2020, Barnwell received net cash distributions in the amount of $360,000 from the Kukio Resort Land Development Partnerships after distributing $20,000 to non-controlling interests. Of the $360,000 net cash distribution received from the Kukio Resort Land Development Partnerships, $197,000 represented a partial payment of the preferred return from KKM, as discussed above.

During the year ended September 30, 2019, Barnwell received net cash distributions in the amount of $314,000 from the Kukio Resort Land Development Partnerships after distributing $38,000 to non-controlling interest

Income taxes

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Year ended September 30,
	2020	2019
United States	$1,518,000	$(3,039,000)
Canada	(6,271,000)	(9,606,000)
	$(4,753,000)	$(12,645,000)

Barnwell’s effective consolidated income tax benefit rate for fiscal 2020, after adjusting loss before income taxes for non-controlling interests, was nil as compared to 2% for fiscal 2019.

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

On June 28, 2019, the Government of Alberta reduced its corporate income tax rate from 12% to 11%, effective July 1, 2019, with further reductions in the rate by 1% on January 1 of every year until it reaches 8% on January 1, 2022. On June 29, 2020, the Government of Alberta introduced Alberta’s Recovery Plan which will, among other things, reduce Alberta’s general corporate income tax rate to 8% (from 10%) effective July 1, 2020. This reduction, however, had not been enacted as of September 30, 2020. Canadian deferred tax assets and liabilities have been measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. Alberta rate changes have no significant impact to earnings/loss as a result of a full valuation allowance being applied to Canadian deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was signed into law to provide economic relief to businesses that were negatively impacted by the COVID-19 pandemic. Key tax provisions of the CARES Act impacting the Company include the modification of rules related to corporate alternative minimum tax (“AMT”) credits and net operating losses (“NOLs”), as discussed further below.

The repeal of the corporate AMT by the Tax Cuts and Jobs Act of 2017 (“TCJA”) provided a mechanism for the refund over time of any unused AMT credit carryovers. Under the TCJA, 50% of the Company's total credit ($230,000 = $460,000 x 50%) was refundable effective for tax years beginning after December 31, 2017 (i.e., our fiscal 2019) and was reclassified to current taxes receivable as of September 30, 2019. The CARES Act subsequently provided for an election to take the entire refundable credit in the Company’s 2018 tax year (fiscal year 2019 return). As such, the Company reclassified the remaining 50% from non-current to current taxes receivable as of March 31, 2020 as a result of the CARES Act legislation.

The TCJA imposed an 80% limitation on the utilization of U.S. federal NOLs generated in tax years beginning after December 31, 2017, which is the Company’s fiscal 2019, however the CARES Act suspended this limitation through the 2020 tax year (the Company’s fiscal 2021). This limitation will be reinstated effective for tax years beginning on or after January 1, 2021.

Net earnings (loss) attributable to non-controlling interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net earnings attributable to non-controlling interests totaled $79,000 in fiscal 2020, as compared to net loss attributable to non-controlling interests of $3,000 in fiscal 2019. The $82,000 (2,733%) increase is primarily due to an increase in the amount of Kaupulehu Developments' and Kukio Resort Land Development Partnerships’ income in the current year period as compared to the same period in the prior year.

Retirement plans curtailment

In December 2019, the Company’s Board of Directors approved a resolution to freeze all future benefit accruals for all participants under the Company’s defined benefit pension plan (“Pension Plan”) and Supplemental Executive Retirement Plan (“SERP”) effective December 31, 2019. Consequently, current participants in the Pension Plan and SERP no longer accrue new benefits under the plans and new employees of the Company are no longer eligible to enter the Pension Plan and SERP as participants after December 31, 2019. The freezing of the Pension Plan and SERP triggered a curtailment which required a remeasurement of the projected benefit obligations of the Pension Plan and SERP and resulted in a $1,726,000 reduction in unrecognized pension benefit costs that were previously included in accumulated other comprehensive loss, with a corresponding curtailment gain in other comprehensive income which was recorded during the year ended September 30, 2020.

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

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, and land investment segment proceeds. At September 30, 2020, Barnwell had $3,123,000 in working capital.

Cash Flows

Cash flows provided by operating activities totaled $750,000 for fiscal 2020, as compared to cash flows used by operating activities of $2,133,000 for the same period in fiscal 2019. This $2,883,000 change in operating cash flows was primarily due to significantly higher operating results for the contract drilling segment as compared to the prior year period and changes in working capital, primarily attributed to fluctuations in contract liabilities in the current period as compared to the prior year period.

Net cash used in investing activities totaled $833,000 for fiscal 2020, as compared to net cash provided by investing activities of $905,000 for fiscal 2019. The $1,738,000 decrease in investing cash flows was primarily due to $741,000 in maturities of certificates of deposit in the prior fiscal year period as compared to none in the current year period, a $911,000 decrease in proceeds from the sale of oil and natural gas properties in the current period as compared to the prior year period, and an increase of $2,331,000 in cash used for oil and natural gas capital expenditures, mainly attributed to two new wells drilled in the Twining and Spirit River areas in the current period, as compared to the prior year period. These items were partially offset by an increase of $1,100,000 in proceeds in the current year period attributed to the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii, and a decrease of $848,000 in other capital expenditures in the current year period, primarily due to the purchase of a water well drilling rig and other ancillary equipment in the prior year period.

Cash flows provided by financing activities totaled $60,000 for fiscal 2020, as compared to cash used in financing activities of $110,000 for fiscal 2019. The $170,000 change in financing cash flows was primarily attributed to an increase of $147,000 in long-term debt borrowings attributed to the PPP loan received during the current year period. This change was partially offset by $87,000 in distributions to non-controlling interests in the current year period, whereas there was $110,000 in distributions to non-controlling interests in the prior year period.

Paycheck Protection Program Loan

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the CARES Act that was signed into law in March 2020. The note matures two years after the date of the loan disbursement and bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”), and the PPP, the Company can apply for and be granted forgiveness for all or a portion of the loan issued under the PPP and the loan is expected to be forgiven to the extent the proceeds are used in accordance with the PPP to cover payroll, mortgage interest, rent, and utility costs incurred by the Company over the 24-week period following the loan disbursement date.

In October 2020, the Company was notified by the lender of our PPP loan of changes to certain terms of our PPP loan to conform with the amendments to the CARES Act implemented by the Flexibility Act which included, but was not limited to, the extension of the initial deferment period of the loan’s principal and interest payments from six months to ten months after the last day of the covered period and if the Company does not apply for forgiveness of the loan within ten months after the last day of the covered period. As of the date of this filing, the Company is in the process of applying for forgiveness and believes that its use of the loan proceeds will meet the conditions for forgiveness under the PPP and expects the loan to be recorded as income when legal forgiveness is obtained.

Canada Emergency Wage Subsidy

During the year ended September 30, 2020, the Company’s two subsidiaries with Canadian operations, Barnwell of Canada and Octavian Oil qualified for the Canada Emergency Wage Subsidy (“CEWS”). Initially, the CEWS program provided a subsidy of 75% of eligible employee wages up to a maximum of approximately $600 per week for each employee calculated based on specified decreases in revenues. Subsequent to July 5, 2020, the CEWS program was adjusted and the subsidy amounts were reduced according to the government's revised eligibility requirements. As of the date of this report, the Company received a total of approximately $82,000 in CEWS subsidies. The CEWS is currently scheduled to run through December 19, 2020 with a commitment by the Canadian government to extend the program into 2021.

Going Concern

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to potentially large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.
We have experienced a trend of losses and negative operating cash flows in three of the last four years. Due to the additional impacts of the COVID-19 pandemic, we now face a greater uncertainty about our cash inflows as described above, which in turn leads to substantial doubt regarding our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.
Prior to and during fiscal 2020 and subsequently, the Company investigated potential sources of funding, including non-core oil and natural gas property sales, however, no probable sources of such funding have yet been secured. Additionally, the Company has listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii, for sale to generate liquidity without impacting operations significantly, in order to mitigate the substantial doubt about our ability to continue as a going concern. However, the Company’s ability to sell its corporate office at an appropriate time or for a sufficient price is outside of the Company's control and is therefore not probable. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of the COVID-19 pandemic on our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists.

NYSE American Continued Listing Standard

On January 13, 2020, the Company received a letter from the Exchange Staff indicating that the Company was not in compliance with Part 10, Sections 1003(a)(i) and (a)(ii) of the Guide since it reported stockholders’ equity of $1.2 million and net losses in fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2016. The Company’s failure to meet the NYSE American’s stockholders’ equity requirements and the exceptions resulted in a risk that our common stock may be delisted.

In accordance with the NYSE American’s policies and procedures, the Company submitted its Plan addressing how the Company intended to regain compliance with Part 10, Section 1003 of the Guide. On April 2, 2020, the NYSE American notified the Company that it accepted the Company’s Plan and granted the Company an extension for its continued listing during the Plan Period. The Company has been and will continue to be subject to periodic review by Exchange Staff during the Plan Period. The Plan was submitted to the NYSE American before the start of the COVID-19 pandemic-related low commodity price environment, the oil price war between Saudi Arabia and Russia and other macroeconomic pressures that have impacted our businesses and the U.S. economy in general. The magnitude and duration of these factors have and will adversely affect the Company’s ability to achieve the Plan’s goals and to return to compliance with the NYSE American’s listing standards. If the Company does not regain compliance by the end of the Plan Period, or if the Company does not make ongoing progress consistent with its Plan, the NYSE American may initiate delisting procedures as appropriate.

The Company’s reported stockholders’ equity fell from $2,049,000 at March 31, 2020 to a stockholders’ deficit of $1,512,000 at June 30, 2020, and then to a stockholders’ deficit of $2,045,000 at September 30, 2020, as disclosed in the accompanying consolidated financial statements of this report. Thus, the Company may fail to be in compliance with the NYSE American continued listing standards relating to stockholders’ equity to which the Plan relates; specifically Section 1003(a)(i) and Section 1003(a)(ii). The Company submitted updates to the Plan, as required or requested by the NYSE American, in July 2020, August 2020 and September 2020. The September 2020 Plan updates presented initiatives which, if all of them are achieved, could result in the amount of stockholders’ equity required by the NYSE American at the end of the Plan Period and accordingly result in the Company regaining compliance with the NYSE American’s continued listing standards. There is no assurance that the presented initiatives will in fact be achieved. The Company has not yet received any correspondence from the NYSE American regarding the September 2020 Plan updates. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our common stock, reduced liquidity, and an inability for us to obtain financing to fund our operations.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and acquisitions of oil and natural gas properties and excluding additions and revisions to estimated asset retirement obligations, increased $2,522,000 from $629,000 in fiscal 2019 to $3,151,000 in fiscal 2020.

Due to the uncertainties created by the COVID-19 pandemic, investments in oil and natural gas properties have been suspended pending suitable market opportunities and sufficient sources of funding.

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

There were no oil and natural gas property dispositions during the year ended September 30, 2019. The $1,519,000 of proceeds from sale of oil and natural gas properties included in the Consolidated Statement of Cash Flows for the year ended September 30, 2019 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on prior years' oil and natural gas property sales.

Acquisitions

    There were no significant amounts paid for oil and natural gas property acquisitions during the year ended September 30, 2020.

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

Asset Retirement Obligation

In September 2019, the AER issued an abandonment /closure order for all wells and facilities in the Manyberries area which had been largely operated by LGX. The estimated asset retirement obligation for the Company's wells and facilities in the Manyberries area is included in “Asset retirement obligation” in the Consolidated Balance Sheets. Many 100% LGX owned wells are to be reclaimed by the OWA. However, as next largest interest holder in 78 of the wells and 6 facilities formerly operated by LGX, averaging 11%, the Company is required to take care and custody of those properties and to coordinate their closure.

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

The plan that the Company has submitted began in October 2019 with field inspections, securing wells, and equipment inventory, for which minor expenses were expended. The plan includes further field activity beginning in the fall of 2020, our fiscal 2021 first quarter, which has been initiated and initially involves removal and salvage of the surface equipment; these costs are estimated to be minimal due in part to the salvage value of the equipment. Beyond fiscal 2021, the Company proposes to perform seven to ten well abandonments per year over an estimated ten-year period as well as abandon the facilities in that time period. Annual gross costs estimated to be incurred currently are approximately $500,000, approximately $55,000 net to the Company, however, the Company expects it will have to pay the gross costs and then recover from the other working interest owners and the OWA their costs, such that there will be a period between Barnwell having to pay the gross costs and getting reimbursed for the other parties’ portions.

As an alternative to the above plan, the Company is in discussions to allow the OWA to perform well abandonments and reclamations on the company’s behalf. This would eliminate the need for Barnwell to carry LGX’s average 85% portion of Barnwell interest in wells in Manyberries. Barnwell would also benefit from the OWA’s extensive experience and scale of operations in this area. This could allow Barnwell to accelerate closure of the Manyberries area to a 4-year period (fiscal 2022-2025) from the above ten-year plan, and it is estimated that this plan would increase Barnwell’s net expenditures to approximately $150,000 annually, with some minor costs likely extending into fiscal 2026.

Over the past five years, the Company has diligently worked to reduce its ARO associated with its oil and natural gas segment, both by divesting low-productivity assets and actively closing wells and sites. Fifteen Barnwell operated sites have been certified as fully reclaimed or exempt since 2016. To aid in this regard, and as a stimulus response to the COVID-19 pandemic, the Canadian Federal Government has funded the SRP in spring 2020. The SRP has been designed to reduce oil and gas industry liabilities by funding vendors who perform closure work. In partnership with its vendors, Barnwell-operated sites have received $200,000 in net funding to date, to be directed to ARO reduction activities. Barnwell has further benefited from grants allocated to its non-operated property partners, with a further $75,000 in activities approved to date.

Contractual Obligations

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

Contingencies

For a detailed discussion of contingencies, see Note 17 in the “Notes to Consolidated Financial Statements” in Item 8 of this report.

ITEM 7A.                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure is not required as Barnwell qualifies as a smaller reporting company.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Barnwell Industries, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Barnwell Industries, Inc. and subsidiaries (the Company) as of September 30, 2020, and the related consolidated statement of operations, comprehensive loss, equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might results from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WEAVER AND TIDWELL, L.L.P.

We have served as the Company's auditor since 2020.

Dallas, Texas
December 16, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Barnwell Industries, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Barnwell Industries, Inc. and subsidiaries (the Company) as of September 30, 2019, the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the year ended September 30, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ KPMG LLP

We served as the Company’s auditor from 1990 to 2020.

Honolulu, Hawaii
December 20, 2019

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$4,584,000	$4,613,000
Accounts and other receivables, net of allowance for doubtful accounts of: $341,000 at September 30, 2020; $44,000 at September 30, 2019	2,176,000	1,884,000
Income taxes receivable	472,000	386,000
Asset held for sale	699,000	—
Other current assets	1,556,000	1,821,000
Total current assets	9,487,000	8,704,000
Income taxes receivable, net of current portion	—	230,000
Asset for retirement benefits	771,000	—
Investments	901,000	980,000
Operating lease right-of-use assets	249,000	—
Property and equipment, net	3,774,000	8,388,000
Total assets	$15,182,000	$18,302,000
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,104,000	$1,223,000
Accrued capital expenditures	542,000	287,000
Accrued compensation	408,000	205,000
Accrued operating and other expenses	1,325,000	1,079,000
Current portion of operating lease liabilities	111,000	—
Current portion of asset retirement obligation	647,000	330,000
Other current liabilities	1,227,000	1,644,000
Total current liabilities	6,364,000	4,768,000
Deferred rent	—	193,000
Long-term debt	58,000	—
Operating lease liabilities	143,000	—
Liability for retirement benefits	4,829,000	5,785,000
Asset retirement obligation	5,547,000	6,059,000
Deferred income tax liabilities	194,000	168,000
Total liabilities	17,135,000	16,973,000
Commitments and contingencies (Note 17)
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares:
8,445,060 issued at September 30, 2020 and 2019	4,223,000	4,223,000
Additional paid-in capital	1,350,000	1,350,000
(Accumulated deficit) retained earnings	(3,897,000)	859,000
Accumulated other comprehensive loss, net	(1,435,000)	(2,917,000)
Treasury stock, at cost:
167,900 shares at September 30, 2020 and 2019	(2,286,000)	(2,286,000)
Total stockholders’ (deficit) equity	(2,045,000)	1,229,000
Non-controlling interests	92,000	100,000
Total (deficit) equity	(1,953,000)	1,329,000
Total liabilities and equity	$15,182,000	$18,302,000
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended September 30,
	2020	2019
Revenues:
Oil and natural gas	$6,693,000	$6,406,000
Contract drilling	10,994,000	5,349,000
Sale of interest in leasehold land	325,000	165,000
Gas processing and other	335,000	155,000
	18,347,000	12,075,000
Costs and expenses:
Oil and natural gas operating	4,850,000	5,213,000
Contract drilling operating	7,513,000	4,973,000
General and administrative	5,820,000	5,524,000
Depletion, depreciation, and amortization	2,147,000	3,022,000
Impairment of assets	4,376,000	5,710,000
Interest expense	3,000	5,000
Gain on sale of asset	(1,336,000)	—
	23,373,000	24,447,000
Loss before equity in income (loss) of affiliates and income taxes	(5,026,000)	(12,372,000)
Equity in income (loss) of affiliates	352,000	(276,000)
Loss before income taxes	(4,674,000)	(12,648,000)
Income tax provision (benefit)	3,000	(231,000)
Net loss	(4,677,000)	(12,417,000)
Less: Net earnings (loss) attributable to non-controlling interests	79,000	(3,000)
Net loss attributable to Barnwell Industries, Inc. stockholders	$(4,756,000)	$(12,414,000)
Basic net loss per common share
attributable to Barnwell Industries, Inc. stockholders	$(0.57)	$(1.50)
Diluted net loss per common share
attributable to Barnwell Industries, Inc. stockholders	$(0.57)	$(1.50)
Weighted-average number of common shares outstanding:
Basic	8,277,160	8,277,160
Diluted	8,277,160	8,277,160
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended September 30,
	2020	2019
Net loss	$(4,677,000)	$(12,417,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	(146,000)	(234,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	120,000	55,000
Net actuarial loss arising during the period, net of taxes of $0	(218,000)	(2,224,000)
Curtailment gain, net of taxes of $0	1,726,000	—
Total other comprehensive income (loss)	1,482,000	(2,403,000)
Total comprehensive loss	(3,195,000)	(14,820,000)
Less: Comprehensive income (loss) attributable to non-controlling interests	79,000	(3,000)
Comprehensive loss attributable to Barnwell Industries, Inc.	$(3,274,000)	$(14,817,000)
See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Years ended September 30, 2020 and 2019

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at September 30, 2018	8,277,160	$4,223,000	$1,350,000	$13,253,000	$(514,000)	$(2,286,000)	$213,000	$16,239,000
Cumulative impact from the adoption of ASU No. 2014-09	—	—	—	20,000	—	—	—	20,000
Distributions to non-controlling interests	—	—	—	—	—	—	(110,000)	(110,000)
Net loss	—	—	—	(12,414,000)	—	—	(3,000)	(12,417,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(234,000)	—	—	(234,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	55,000	—	—	55,000
Net actuarial loss arising during the period, net of taxes of $0	—	—	—	—	(2,224,000)	—	—	(2,224,000)
Balance at September 30, 2019	8,277,160	4,223,000	1,350,000	859,000	(2,917,000)	(2,286,000)	100,000	1,329,000
Distributions to non-controlling interests	—	—	—	—	—	—	(87,000)	(87,000)
Net (loss) earnings	—	—	—	(4,756,000)	—	—	79,000	(4,677,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(146,000)	—	—	(146,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	120,000	—	—	120,000
Net actuarial loss arising during the period, net of taxes of $0	—	—	—	—	(218,000)	—	—	(218,000)
Curtailment gain, net of taxes of $0	—	—	—	—	1,726,000	—	—	1,726,000
Balance at September 30, 2020	8,277,160	$4,223,000	$1,350,000	$(3,897,000)	$(1,435,000)	$(2,286,000)	$92,000	$(1,953,000)
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,677,000)	$(12,417,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) loss of affiliates	(352,000)	276,000
Depletion, depreciation, and amortization	2,147,000	3,022,000
Impairment of assets	4,376,000	5,710,000
Gain on sale of asset	(1,336,000)	—
Sale of interest in leasehold land, net of fees paid	(285,000)	(124,000)
Distributions of income from equity investees	75,000	—
Retirement benefits (income) expense	(60,000)	177,000
Income tax receivable, noncurrent	—	(31,000)
Accretion of asset retirement obligation	561,000	608,000
Deferred income tax expense (benefit)	26,000	(144,000)
Asset retirement obligation payments	(498,000)	(372,000)
Share-based compensation benefit	—	(42,000)
Non-cash rent expense	48,000	86,000
Retirement plan contributions and payments	(8,000)	(124,000)
Bad debt expense	285,000	—
Increase from changes in current assets and liabilities	448,000	1,242,000
Net cash provided by (used in) operating activities	750,000	(2,133,000)
Cash flows from investing activities:
Proceeds from the maturity of certificates of deposit	—	741,000
Distributions from equity investees in excess of earnings	305,000	352,000
Proceeds from sale of interest in leasehold land, net of fees paid	285,000	124,000
Proceeds from sale of oil and natural gas assets	608,000	1,519,000
Proceeds from final acquisition purchase price adjustments	—	172,000
Proceeds from the sale of asset	1,100,000	—
Payments to acquire oil and natural gas properties	—	(355,000)
Capital expenditures - oil and natural gas	(2,716,000)	(385,000)
Capital expenditures - all other	(415,000)	(1,263,000)
Issuance of note receivable	—	(300,000)
Proceeds from repayment of note receivable	—	300,000
Net cash (used in) provided by investing activities	(833,000)	905,000
Cash flows from financing activities:
Borrowings on long-term debt	147,000	—
Distributions to non-controlling interests	(87,000)	(110,000)
Net cash provided by (used in) financing activities	60,000	(110,000)
Effect of exchange rate changes on cash and cash equivalents	(6,000)	(14,000)
Net decrease in cash and cash equivalents	(29,000)	(1,352,000)
Cash and cash equivalents at beginning of year	4,613,000	5,965,000
Cash and cash equivalents at end of year	$4,584,000	$4,613,000
 See Notes to Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2020 AND 2019

1.                                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada, 2) investing in land interests in Hawaii, and 3) drilling wells and installing and repairing water pumping systems in Hawaii.

Principles of Consolidation

The consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us,” or the “Company”), including a 77.6%-owned land investment general partnership (Kaupulehu Developments) and a 75%-owned land investment partnership (KD Kona). All significant intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Barnwell operates in and derives revenue from the following three principal business segments:

•Oil and Natural Gas Segment - Barnwell engages in oil and natural gas development, production, acquisitions and sales in Canada.

•Land Investment Segment - Barnwell invests in land interests in Hawaii.

•Contract Drilling Segment - Barnwell provides well drilling services and water pumping system installation and repairs in Hawaii.

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

    Land Investment - Barnwell is entitled to receive contingent residual payments from the entities that previously purchased Barnwell’s land investment interests under contracts entered into in prior years. The residual payments under those contracts become due when the entities sell lots and/or residential units in the areas that were previously sold under the aforementioned contracts or when a preferred payment threshold is achieved. The residual payments received by Barnwell are recognized as revenue when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments with original maturities of three months or less.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. We maintain bank account balances with high quality financial institutions which often exceed insured limits. We have not experienced any losses with these accounts and believe that we are not exposed to any significant credit risk on cash.

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

Retirement Plans

Barnwell accounts for its defined benefit pension plan, Supplemental Executive Retirement Plan, and postretirement medical insurance benefits plan by recognizing the over-funded or under-funded status as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which the changes occur through comprehensive income. See further discussion at Note 9.

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

The expected long-term return on assets assumption for the pension plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. The actual fair value of plan assets and estimated rate of return is used to determine the expected investment return during the year. The estimated rate of return on plan assets is based on an estimate of future experience for plan asset returns, the mix of plan assets, current market conditions, and expectations for future market conditions. A decrease (increase) of 50 basis points in the expected return on assets assumption would increase (decrease) pension expense by approximately $55,000 based on the assets of the plan at September 30, 2020.

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

Fair Value Measurements

Fair value is defined as the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are classified and disclosed in one of the following categories:

•Level 1: Unadjusted quoted prices in active markets for identical assets and liabilities in active markets and have the highest priority.

•Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•Level 3: Unobservable inputs for the financial asset or liability and have the lowest priority.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires an entity to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with terms greater than 12 months at the lease commencement date. The Company adopted the provisions of this ASU effective October 1, 2019. See Note 16 “Leases and Gain on Sale of Asset.”

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
The COVID-19 outbreak has caused and continues to cause significant reductions in demand for oil and oil prices, which has caused the Company to suspend the development of proved undeveloped reserves and has impacted and continues to impact the Company’s financial condition and outlook. While the Company’s contract drilling segment remained operational throughout fiscal 2020 and continues to work, the continuing impact of COVID-19 on the ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the global economic recession, weakened liquidity or factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

2.                                   GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these consolidated financial statements.

    Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to potentially large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

    We have experienced a trend of losses and negative operating cash flows in three of the last four years. Due to the additional impacts of the COVID-19 pandemic, we now face a greater uncertainty about our cash inflows as described above, which in turn leads to substantial doubt regarding our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

    Prior to and during fiscal 2020 and subsequently, the Company investigated potential sources of funding, including non-core oil and natural gas property sales, however, no probable sources of such funding have yet been secured. Additionally, the Company has listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii, for sale to generate liquidity in order to help mitigate the substantial doubt about our ability to continue as a going concern. However, the Company’s ability to sell its corporate office at an appropriate time or for a sufficient price is outside of the Company's control and is therefore not probable. Because of this uncertainty as well as uncertainties regarding the potential duration and depth of the impacts of the COVID-19 pandemic on our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

There were no options outstanding at September 30, 2020. Options to purchase 318,750 shares of common stock was excluded from the computation of diluted shares for the year ended September 30, 2019, as their inclusion would have been antidilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Year ended September 30, 2020
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(4,756,000)	8,277,160	$(0.57)
Effect of dilutive securities - common stock options	—	—
Diluted net loss per share	$(4,756,000)	8,277,160	$(0.57)

	Year ended September 30, 2019
	Net Loss	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic net loss per share	$(12,414,000)	8,277,160	$(1.50)
Effect of dilutive securities - common stock options	—	—
Diluted net loss per share	$(12,414,000)	8,277,160	$(1.50)

4.                                   SHARE-BASED PAYMENTS

The Company’s share-based compensation benefit and related income tax effects are as follows:

	Year ended September 30,
	2020	2019
Share-based benefit	$—	$(42,000)
Income tax effect	$—	$—

There was no share-based compensation expense or benefit recognized for the year ended September 30, 2020. The share-based compensation benefit recognized for the year ended September 30, 2019 is reflected in “General and administrative” expenses in the Consolidated Statements of Operations. There was no impact on income taxes for the years ended September 30, 2020 and 2019 due to a full valuation allowance on the related deferred tax asset. As of September 30, 2020, there was no unrecognized compensation cost related to non-vested share options.

Description of Share-Based Payment Arrangements

The Company’s stock option plans are administered by the Compensation Committee of the Board of Directors.

2008 Equity Incentive Plan: Under the stockholder-approved 2008 Stock Option Plan (the "2008 Plan"), Barnwell was authorized to grant up to 800,000 shares of common stock to employees. A total of 737,500 share options were granted under this plan; as the 2008 Plan previously reached its tenth anniversary, option shares are no longer available for grant. Stock options grants included nonqualified stock options that had exercise prices equal to Barnwell’s stock price on the date of grant, vested annually over a service period of four years commencing one year from the date of grant and expired ten years from the date of grant. Certain options had stock appreciation rights that permitted the holder to receive stock, cash or a combination thereof equal to the amount by which the fair market value, at the time of exercise of the option, exceeded the option price. All of the outstanding share options under the plan expired unexercised during the year ended September 30, 2020.

2018 Equity Incentive Plan: The stockholder-approved 2018 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 800,000 shares of Barnwell common stock have been reserved for issuance and as of September 30, 2020, a total of 800,000 share options remain available for grant as no options have yet been issued under this plan.

Barnwell currently has a policy of issuing new shares to satisfy share option exercises when the optionee requests shares.

Equity-classified Awards

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period.

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2019 through September 30, 2020 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2019	30,000	$3.01
Granted	—	—
Exercised	—	—
Expired/Forfeited	(30,000)	3.01
Outstanding at September 30, 2020	—	$—	—	$—
Exercisable at September 30, 2020	—	$—	—	$—

There was no shared-based compensation expense for equity-classified awards vested in the years ended September 30, 2020 and 2019.

Liability-classified Awards

Compensation cost for liability-classified awards is remeasured to current fair value using a closed-form valuation model based on current values at each period end with the change in fair value recognized as an expense or benefit until the award is settled.

The following assumptions were used in estimating fair value for all liability-classified share options outstanding:

Year ended September 30,
	2020	2019
Expected volatility range	—	87.8% to 91.1%
Weighted-average volatility	—	90.8%
Expected dividends	—	None
Expected term (in years)	—	0.2 to 0.5
Risk-free interest rate	—	1.8% to 1.9%
Expected forfeitures	—	None

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Consolidated Statements of Operations.

A summary of the activity in Barnwell’s liability-classified share options from October 1, 2019 through September 30, 2020 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2019	288,750	$4.18
Granted	—	—
Exercised	—	—
Expired/Forfeited	(288,750)	4.18
Outstanding at September 30, 2020	—	$—	—	$—
Exercisable at September 30, 2020	—	$—	—	$—

The following table summarizes the components of the total share-based compensation for liability-classified awards:

	Year ended September 30,
	2020	2019
Due to vesting	$—	$—
Due to remeasurement	—	(42,000)
Total share-based compensation benefit for liability-based awards	$—	$(42,000)

5.    ASSET HELD FOR SALE

In August 2020, the Company listed its Honolulu corporate office for sale. Accordingly, the Company has designated this property as an asset held for sale and recorded the carrying value of this property in the aggregate amount of $699,000 as “Asset held for sale” on the Company's Consolidated Balance Sheet at September 30, 2020.

6.                                 INVESTMENTS

A summary of Barnwell’s non-current investments is as follows:

	September 30,
	2020	2019
Investment in Kukio Resort Land Development Partnerships	$901,000	$930,000
Investment in leasehold land interest – Lot 4C	—	50,000
Total non-current investments	$901,000	$980,000

Investment in Kukio Resort Land Development Partnerships
On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona and KKM, and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, KD Maniniowali, and KDK for $5,140,000. The Kukio Resort Land Development Partnerships own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD I and KD II. KD I is the developer of Increment I and KD II is the developer of Increment II. Barnwell's ownership interests in the Kukio Resort Land Development Partnerships are accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels as well as from commissions on real estate sales by the real estate sales office.

 In March 2019, KD II admitted a new development partner, Replay, a party unrelated to Barnwell, in an effort to move forward with development of the remainder of Increment II at Kaupulehu. Effective March 7, 2019, KDK and Replay hold ownership interests of 55% and 45%, respectively, of KD II. Accordingly, Barnwell has a 10.8% indirect non-controlling ownership interest in KD II through KDK as of that date that will continue to be accounted for using the equity method of accounting. Barnwell continues to have an indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, KD Maniniowali, and KD I.

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios. Additionally, Barnwell is entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in August 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I in that month. Accordingly, Barnwell received a $197,000 partial payment of the preferred return in August 2020, which is reflected as an additional equity pickup in the "Equity in income (loss) of affiliates" line item on the accompanying Consolidated Statement of Operations for the year ended September 30, 2020. Additionally, subsequent to September 30, 2020, the Kukio Resort Land Development Partnerships sold one lot in Increment I and made additional net cash distributions of $1,034,000 to the Company. Accordingly, Barnwell received additional preferred return payments of $459,000, which will be reflected in Barnwell's financial results for the quarter ending December 31, 2020. The preferred return payments received after September 30, 2020 brought the cumulative preferred return total to $656,000, which is the total amount Barnwell was entitled to, and thus there is no more preferred return outstanding as of the date of this report.

During the year ended September 30, 2020, Barnwell received net cash distributions in the amount of $360,000 from the Kukio Resort Land Development Partnerships after distributing $20,000 to non-controlling interests. Of the $360,000 net cash distribution received from the Kukio Resort Land Development Partnerships, $197,000 represented a partial payment of the preferred return from KKM, as discussed above.

During the year ended September 30, 2019, Barnwell received net cash distributions in the amount of $314,000 from the Kukio Resort Land Development Partnerships after distributing $38,000 to non-controlling interests.

 Barnwell's share of the operating results of its equity affiliates was income of $352,000 for the year ended September 30, 2020, which includes the $197,000 partial payment of the preferred return from KKM discussed above, as compared to a loss of $276,000 for the year ended September 30, 2019. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $284,000 as of September 30, 2020, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $13,000 and $18,000, for the years ended September 30, 2020 and 2019, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Year ended September 30,
	2020	2019
Revenue	$7,911,000	$7,507,000
Gross profit	$4,071,000	$3,157,000
Net earnings (loss)	$618,000	$(1,095,000)

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 19).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. In fiscal 2020, two single-family lots in Increment I were sold bringing the total amount of gross proceeds from single-family lot sales through September 30, 2020 to $219,700,000. As of the date of this report, with the inclusion of the November 2020 lot sale mentioned above, 16 single-family lots, of the 80 lots developed within Increment I, remained to be sold.

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

The following table summarizes the Increment I and Increment II revenues from KD I and KD II and the amount of fees directly related to such revenues (see Note 17 “Commitments and Contingencies - Other Matters”):

	Year ended September 30,
	2020	2019
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$325,000	$165,000
Fees - included in general and administrative expenses	(40,000)	(20,000)
Sale of interest in leasehold land, net of fees paid	$285,000	$145,000

In November 2020, subsequent to the close of the year ended September 30, 2020, Kaupulehu Developments received a percentage of sales payment of $170,000 from the sale of one lot within Phase II of Increment I. Financial results from the receipt of this payment will be reflected in Barnwell's quarter ending December 31, 2020. There is no assurance with regards to the amounts of future payments from Increment I or Increment II to be received.

Investment in Leasehold Land Interest – Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease terminates in December 2025. Due to recent uncertainty regarding the timing of future development and potential use of water rights within Lot 4C prior to the expiration of the lease term, management determined there was an impairment in the carrying value of Lot 4C and the Company recorded a $50,000 write-off in its investment in leasehold land interest in Lot 4C, which is included in “Impairment of assets” in the accompanying Consolidated Statements of Operations for the year ended September 30, 2020.

7.                                   OIL AND NATURAL GAS PROPERTIES

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

There were no oil and natural gas property dispositions during the year ended September 30, 2019. The $1,519,000 of proceeds from sale of oil and natural gas properties included in the Consolidated Statement of Cash Flows for the year ended September 30, 2019 primarily represents the refund of income taxes previously withheld from what otherwise would have been proceeds on prior years' oil and natural gas property sales.

Acquisitions

    There were no significant amounts paid for oil and natural gas property acquisitions during the year ended September 30, 2020.

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

Impairment of Oil and Natural Gas Properties

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was a ceiling test impairment of $4,326,000 during the year ended September 30, 2020. There was a $5,710,000 ceiling test impairment during the year ended September 30, 2019.

    Changes in the mandated 12-month historical rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the estimated market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. Prior to the quarter ended March 31, 2020, the ceiling test calculation included management’s estimation that the Company had the ability to fund all of the future capital expenditures necessary over the next five years to develop proved undeveloped reserves in the Twining area of Alberta, Canada. However, due to the impact on oil prices and the extreme uncertainties created by the COVID-19 pandemic on the Company's financial outlook, management is no longer reasonably certain that the Company will have the financial resources necessary to make any of the capital expenditures necessary to develop the proved undeveloped reserves. Therefore, the proved undeveloped reserves were excluded from the quarterly ceiling test calculations subsequent to December 31, 2019.

    As discussed above, the ceiling test mandates the use of the 12-month historical rolling average first-day-of-the-month prices. If oil prices remain at current levels or decline further, it is more likely than not that the Company will incur further impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected.

8.                                   PROPERTY AND EQUIPMENT AND ASSET RETIREMENT OBLIGATION
Barnwell’s property and equipment is detailed as follows:

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2020:
Land		$—	$—	$—
Oil and natural gas properties
(full cost accounting)		64,142,000	(61,839,000)	2,303,000
Drilling rigs and equipment	3 – 10 years	8,244,000	(6,793,000)	1,451,000
Other property and equipment	3 – 17 years	1,045,000	(1,025,000)	20,000
Total		$73,431,000	$(69,657,000)	$3,774,000

	Estimated Useful Lives	Gross Property and Equipment	Accumulated Depletion, Depreciation, Amortization, and Impairment	Net Property and Equipment
At September 30, 2019:
Land		$200,000	$—	$200,000
Oil and natural gas properties
(full cost accounting)		62,205,000	(55,972,000)	6,233,000
Drilling rigs and equipment	3 – 10 years	7,882,000	(6,484,000)	1,398,000
Office	40 years	857,000	(338,000)	519,000
Other property and equipment	3 – 17 years	1,378,000	(1,340,000)	38,000
Total		$72,522,000	$(64,134,000)	$8,388,000

See Note 7 for discussion of acquisitions and divestitures of oil and natural gas properties in fiscal 2020 and 2019.

    Barnwell recognizes the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The following is a reconciliation of the asset retirement obligation:

	Year ended September 30,
	2020	2019
Asset retirement obligation as of beginning of year	$6,389,000	$7,122,000
Obligations incurred on new wells drilled or acquired	227,000	203,000
Liabilities associated with properties sold	(169,000)	(43,000)
Revision of estimated obligation	(279,000)	(958,000)
Accretion expense	561,000	608,000
Payments	(498,000)	(372,000)
Foreign currency translation adjustment	(37,000)	(171,000)
Asset retirement obligation as of end of year	6,194,000	6,389,000
Less current portion	(647,000)	(330,000)
Asset retirement obligation, long-term	$5,547,000	$6,059,000

Asset retirement obligations were reduced by $169,000 and $43,000, in fiscal 2020 and 2019, respectively, for those obligations that were assumed by purchasers of Barnwell's oil and natural gas properties. Asset retirement obligations were also reduced by $279,000 and $958,000 in fiscal 2020 and 2019, respectively, due to downward revisions related to deferrals in the estimated timing of future abandonments as a result of changes in the estimated funds available to develop the Company's reserves in the Twining area. Asset retirement obligations increased by $227,000 and $203,000 in fiscal 2020 and 2019, respectively, due primarily to our acquisitions (see Note 7 for additional details). The asset retirement obligation reflects the estimated present value of the amount of dismantlement, removal, site reclamation, and similar activities associated with Barnwell's oil and natural gas properties. Barnwell estimates the ultimate productive life of the properties, a credit-adjusted risk-free rate, and an inflation factor in order to determine the current present value of this obligation. The credit-adjusted risk-free rate for the entire asset retirement obligation is a blended rate which ranges from 6% to 13.5%.

9.                                   RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees, with benefits based on years of service and the employee’s highest consecutive 5 years average earnings. Barnwell’s funding policy is intended to provide for both benefits attributed to service to date and for those expected to be earned in the future. In addition, Barnwell sponsors a Supplemental Executive Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the Pension Plan, and a postretirement medical insurance benefits plan (“Postretirement Medical”) covering officers of Barnwell Industries, Inc., the parent company, who have attained at least 20 years of service of which at least 10 years were at the position of Vice President or higher, their spouses and qualifying dependents.

In December 2019, the Company’s Board of Directors approved a resolution to freeze all future benefit accruals for all participants under the Company’s Pension Plan and SERP effective December 31, 2019. Consequently, current participants in the Pension Plan and SERP no longer accrue new benefits under the plans and new employees of the Company are no longer eligible to enter the Pension Plan and SERP as participants after December 31, 2019. The freezing of the Pension Plan and SERP triggered a curtailment which required a remeasurement of the projected benefit obligations of the Pension Plan and SERP and resulted in a $1,726,000 reduction in unrecognized pension benefit costs that were previously included in accumulated other comprehensive loss, with a corresponding curtailment gain in other comprehensive income which was recorded during the year ended September 30, 2020.

The following tables detail the changes in benefit obligations, fair values of plan assets and reconciliations of the funded status of the retirement plans:

	Pension		SERP		Postretirement Medical
	September 30,
	2020	2019	2020	2019	2020	2019
Change in Projected Benefit Obligation:
Benefit obligation at beginning of year	$10,971,000	$9,164,000	$2,385,000	$2,039,000	$2,633,000	$2,382,000
Service cost	50,000	189,000	3,000	32,000	—	—
Interest cost	304,000	372,000	63,000	78,000	80,000	99,000
Actuarial loss (gain)	504,000	1,426,000	(90,000)	236,000	134,000	161,000
Benefits paid	(153,000)	(180,000)	—	—	(8,000)	(9,000)
Curtailments	(1,396,000)	—	(330,000)	—	—	—
Benefit obligation at end of year	10,280,000	10,971,000	2,031,000	2,385,000	2,839,000	2,633,000
Change in Plan Assets:
Fair value of plan assets at beginning of year	10,192,000	10,012,000	—	—	—	—
Actual return on plan assets	1,012,000	245,000	—	—	—	—
Employer contributions	—	115,000	—	—	8,000	9,000
Benefits paid	(153,000)	(180,000)	—	—	(8,000)	(9,000)
Fair value of plan assets at end of year	11,051,000	10,192,000	—	—	—	—
Funded status	$771,000	$(779,000)	$(2,031,000)	$(2,385,000)	$(2,839,000)	$(2,633,000)

	Pension		SERP		Postretirement Medical
	September 30,
	2020	2019	2020	2019	2020	2019
Amounts recognized in the Consolidated Balance Sheets:
Noncurrent assets	$771,000	$—	$—	$—	$—	$—
Current liabilities	—	—	(32,000)	(2,000)	(9,000)	(10,000)
Noncurrent liabilities	—	(779,000)	(1,999,000)	(2,383,000)	(2,830,000)	(2,623,000)
Net amount	$771,000	$(779,000)	$(2,031,000)	$(2,385,000)	$(2,839,000)	$(2,633,000)
Amounts recognized in accumulated other comprehensive loss (income) before income taxes:
Net actuarial loss	$1,681,000	$2,939,000	$72,000	$497,000	$721,000	$667,000
Prior service cost (credit)	—	54,000	—	(54,000)	—	—
Accumulated other comprehensive loss	$1,681,000	$2,993,000	$72,000	$443,000	$721,000	$667,000

Currently, no contributions will be made to the Pension Plan during fiscal 2021. The SERP and Postretirement Medical plans are unfunded and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and SERP for fiscal 2021 are not material.

Fluctuations in actual market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

The Pension Plan actuarial losses in fiscal 2020 were primarily due to a decrease in the discount rate. The SERP actuarial gains in fiscal 2020 were primarily due to the freezing of the plan benefit accruals which decreased the net periodic cost and improved the funded position. The Postretirement Medical plan actuarial losses in fiscal 2020 were primarily due to a decrease in the discount rate.

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

The following table presents the weighted-average assumptions used to determine benefit obligations and net benefit (income) costs:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2020	2019	2020	2019	2020	2019
Assumptions used to determine fiscal year-end benefit obligations:
Discount rate	2.54%	3.06%	2.54%	3.06%	2.54%	3.06%
Rate of compensation increase	N/A	4.00%	N/A	4.00%	N/A	N/A
Assumptions used to determine net benefit costs (years ended):
Discount rate	3.06% / 3.15%*	4.15%	3.06% / 3.15%*	4.15%	3.06%	4.15%
Expected return on plan assets	6.50%	6.50%	N/A	N/A	N/A	N/A
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	N/A	N/A
_______________________________________________
*      3.06% as of September 30, 2019 and 3.15% as of December 31, 2019 remeasurement.

We select a discount rate by reference to yields available on the FTSE High Grade Credit Index at our consolidated balance sheet date. The expected return on plan assets is primarily based on historical rates of return.

The components of net periodic benefit (income) cost are as follows:

	Pension		SERP		Postretirement Medical
	Year ended September 30,
	2020	2019	2020	2019	2020	2019
Net periodic benefit (income) cost for the year:
Service cost	$50,000	$189,000	$3,000	$32,000	$—	$—
Interest cost	304,000	372,000	63,000	78,000	80,000	99,000
Expected return on plan assets	(680,000)	(648,000)	—	—	—	—
Amortization of prior service cost (credit)	1,000	6,000	(1,000)	(6,000)	—	—
Amortization of net actuarial loss	35,000	2,000	5,000	—	80,000	53,000
Curtailment cost (income)	53,000	—	(53,000)	—	—	—
Net periodic benefit (income) cost	$(237,000)	$(79,000)	$17,000	$104,000	$160,000	$152,000

The amounts that are estimated to be amortized from accumulated other comprehensive loss into net periodic benefit (income) cost in the next fiscal year are as follows:

	Pension	SERP	Postretirement Medical
Prior service cost (credit)	$—	$—	$—
Net actuarial loss	39,000	—	94,000
	$39,000	$—	$94,000

The accumulated benefit obligation differs from the projected benefit obligation in that it assumes future compensation levels will remain unchanged. The accumulated benefit obligation for the Pension Plan was $10,280,000 and $9,600,000 at September 30, 2020 and 2019, respectively. The accumulated benefit obligation for the SERP was $2,031,000 and $2,032,000 at September 30, 2020 and 2019, respectively.

The benefits expected to be paid under the retirement plans as of September 30, 2020 are as follows:

	Pension	SERP	Postretirement Medical
Expected Benefit Payments:
Fiscal year ending September 30, 2021	$272,000	$32,000	$9,000
Fiscal year ending September 30, 2022	$391,000	$63,000	$20,000
Fiscal year ending September 30, 2023	$455,000	$90,000	$33,000
Fiscal year ending September 30, 2024	$517,000	$117,000	$50,000
Fiscal year ending September 30, 2025	$508,000	$116,000	$69,000
Fiscal years ending September 30, 2026 through 2030	$2,653,000	$590,000	$391,000

The following table provides the assumed health care cost trend rates related to the measurement of Barnwell’s postretirement medical obligations.

	Year ended September 30,
	2020	2019
Health care cost trend rates assumed for next year	6.75%	7.00%
Ultimate cost trend rate	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2028	2028

A 7.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for fiscal 2020. This assumption is based on the plans’ recent experience. It is assumed that the rate will decrease gradually to 5% for fiscal 2028 and remain level thereafter. The assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical obligations. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1-Percentage Point Increase	1-Percentage Point (Decrease)
Effect on total service and interest cost components	$18,000	$(14,000)
Effect on accumulated postretirement benefit obligations	$620,000	$(488,000)

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

The Company’s year-end target allocation, by asset category, and the actual asset allocations were as follows:

	Target	September 30,
Asset Category	Allocation	2020	2019
Cash and other	0% - 15%	—%	—%
Fixed income securities	25% - 55%	52%	38%
Equity securities	40% - 60%	48%	62%

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

The following tables set forth by level, within the fair value hierarchy, pension plan assets at their fair value:

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Corporate bonds	$1,000	$1,000	$—	$—
Fixed income exchange-traded funds	5,762,000	5,762,000	—	—
Equity securities exchange-traded funds	352,000	352,000	—	—
Equities	4,936,000	4,936,000	—	—
Total	$11,051,000	$11,051,000	$—	$—

		Fair Value Measurements Using:
	Carrying Amount as of September 30, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Cash	$4,000	$4,000	$—	$—
Corporate bonds	1,000	1,000	—	—
Fixed income exchange-traded funds	3,859,000	3,859,000	—	—
Equity securities exchange-traded funds	547,000	547,000	—	—
Equities	5,781,000	5,781,000	—	—
Total	$10,192,000	$10,192,000	$—	$—

10.                           INCOME TAXES

The components of loss before income taxes, after adjusting the loss for non-controlling interests, are as follows:

	Year ended September 30,
	2020	2019
United States	$1,518,000	$(3,039,000)
Canada	(6,271,000)	(9,606,000)
	$(4,753,000)	$(12,645,000)

The components of the income tax provision (benefit) related to the above loss are as follows:

	Year ended September 30,
	2020	2019
Current benefit:
United States – Federal	$—	$(31,000)
United States – State	(23,000)	(52,000)
Canadian	—	(4,000)
Total current	(23,000)	(87,000)
Deferred provision (benefit):
United States – State	26,000	(24,000)
Canadian	—	(120,000)
Total deferred	26,000	(144,000)
	$3,000	$(231,000)

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
On June 28, 2019, the Canadian province of Alberta enacted legislation that decreased the provincial general corporate tax rate from 12% to 11% effective July 1, 2019, with further 1% rate reductions on January 1 of every year until the provincial general corporate tax rate is 8% on January 1, 2022, bringing Barnwell of Canada’s and Octavian Oil’s total Canadian statutory tax rates from 30.65% and 27.00%, respectively, to 29.70% and 26.00%, respectively, effective July 1, 2019 and to 26.85% and 23.00%, respectively, effective January 1, 2022. On June 29, 2020, the Government of Alberta introduced Alberta’s Recovery Plan which will, among other things, reduce Alberta’s general corporate income tax rate to 8% (from 10%) effective July 1, 2020. This reduction, however, had not been enacted as of September 30, 2020. Canadian deferred tax assets and liabilities have been measured using the enacted tax rates in effect for the year in which the differences are expected to reverse. Alberta rate changes have no significant impact to earnings/loss as a result of a full valuation allowance being applied to Canadian deferred tax assets.
On March 27, 2020, the CARES Act was signed into law to provide economic relief to businesses that were negatively impacted by the COVID-19 pandemic. Key tax provisions of the CARES Act impacting the Company include the modification of rules related to corporate AMT credits and NOLs, as discussed further below.
The repeal of the corporate AMT by the TCJA provided a mechanism for the refund over time of any unused AMT credit carryovers. Under the TCJA, 50% of the Company's total credit ($230,000 = $460,000 x 50%) was refundable effective for tax years beginning after December 31, 2017 (i.e., our fiscal 2019) and was reclassified to current taxes receivable as of September 30, 2019. The CARES Act subsequently provided for an election to take the entire refundable credit in the Company’s 2018 tax year (fiscal year 2019 return). As such, the Company reclassified the remaining 50% from non-current to current taxes receivable as of March 31, 2020 as a result of the CARES Act legislation.

The TCJA imposed an 80% limitation on the utilization of U.S. federal NOLs generated in tax years beginning after December 31, 2017, which is the Company’s fiscal 2019, however the CARES Act suspended this limitation through the 2020 tax year (the Company’s fiscal 2021). This limitation will be reinstated effective for tax years beginning on or after January 1, 2021.
A reconciliation between the reported income tax expense (benefit) and the amount computed by multiplying the loss attributable to Barnwell before income taxes by the U.S. federal tax rate of 21% is as follows:

	Year ended September 30,
	2020	2019
Tax benefit computed by applying statutory rate	$(998,000)	$(2,655,000)
Impact of TCJA limitation on post-TCJA net operating loss carryforwards	(260,000)	260,000
Increase in the valuation allowance	1,978,000	3,003,000
Impact of TCJA on alternative minimum tax credit carryovers	—	(31,000)
Additional effect of the foreign tax provision on the total tax provision	(762,000)	(736,000)
U.S. state tax provision, net of federal benefit	3,000	(76,000)
Other	42,000	4,000
	$3,000	$(231,000)

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

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	September 30,
	2020	2019
Deferred income tax assets:
Foreign tax credit carryover under U.S. tax law	$2,421,000	$2,421,000
U.S. federal net operating loss carryover	8,874,000	8,366,000
U.S. state unitary net operating loss carryovers	877,000	873,000
Canadian net operating loss carryovers	1,351,000	850,000
Tax basis of investment in land in excess of book basis under U.S. tax law	306,000	296,000
Property and equipment accumulated book depreciation and depletion in excess of tax under Canadian tax law	1,421,000	308,000
Property and equipment accumulated book depreciation and depletion in excess of tax under U.S. tax law	931,000	945,000
Liabilities accrued for books but not for tax under U.S. tax law	1,894,000	2,250,000
Liabilities accrued for books but not for tax under Canadian tax law	1,591,000	1,641,000
Other	345,000	294,000
Total gross deferred income tax assets	20,011,000	18,244,000
Less valuation allowance	(19,357,000)	(17,687,000)
Net deferred income tax assets	654,000	557,000
Deferred income tax liabilities:
Book basis of investment in land development partnerships in excess of tax basis under U.S. tax law	(654,000)	(557,000)
Book basis of investment in land development partnerships in excess of tax basis under U.S. state non-unitary tax law	(194,000)	(168,000)
Total deferred income tax liabilities	(848,000)	(725,000)
Net deferred income tax liability	$(194,000)	$(168,000)
Reported as:
Deferred income tax assets	—	—
Deferred income tax liabilities	(194,000)	(168,000)
Net deferred income tax liability	$(194,000)	$(168,000)

The total valuation allowance increased $1,670,000 for the year ended September 30, 2020. The increase was primarily due to a $1,540,000 increase in the valuation allowance for deferred tax assets under Canadian law related to property and equipment accumulated book depletion in excess of tax and Canadian jurisdiction net operating loss carryforwards that may not be realizable and a $438,000 increase in the U.S. federal tax law valuation allowance related to U.S. federal net operating loss carryforwards. Of the total net increase in the valuation allowance for fiscal 2020, $1,978,000 was recognized as an income tax expense and $308,000 was credited to accumulated other comprehensive loss.
Net deferred tax assets at September 30, 2020 of $654,000 consists of the portion of U.S. federal consolidated deferred tax assets that are estimated to be partially realized through corresponding reversals of U.S. federal consolidated deferred tax liabilities related to the Kukio Resort Land Development Partnership excess of book income over taxable income.
At September 30, 2020, Barnwell had U.S. federal foreign tax credit carryovers, U.S. federal net operating loss carryovers, U.S. state net operating loss carryovers and Canadian net operating loss carryovers totaling $2,421,000, $42,257,000, $13,810,000 and $5,506,000, respectively. All four items were fully offset by valuation allowances at September 30, 2020, except for a portion of Hawaii NOLs which is expected to shelter a portion of the reversal of the Company’s Hawaii non-unitary taxable temporary difference related to its investment in Hawaii land development partnerships. The U.S. federal net operating loss carryovers generated through September 30, 2018 expire in fiscal years 2032-2038, the U.S. state unitary net operating loss carryovers generated through September 30, 2017 expire in fiscal years 2033-2037, the Canadian net operating loss carryovers expire in fiscal years 2037-2040, and the foreign tax credit carryovers expire in fiscal years 2021-2025. The U.S. federal net operating loss carryovers generated in the years ended September 30, 2020 and 2019 and the U.S. state net operating loss carryovers generated in the years ended September 30, 2020, 2019 and 2018 have no expiry, however utilization of the U.S. state net operating loss carryovers generated in fiscal 2018 and future years are limited to 80% of taxable income.
FASB ASC Topic 740, Income Taxes, prescribes a threshold for recognizing the financial statement effects of a tax position when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. The Company has no uncertain tax positions as of September 30, 2020 or 2019.
Included below is a summary of the tax years, by jurisdiction, that remain subject to examination by taxing authorities at September 30, 2020:

Jurisdiction	Fiscal Years Open
U.S. federal	2017 – 2019
Various U.S. states	2017 – 2019
Canada federal	2013 – 2019
Various Canadian provinces	2013 – 2019

11.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the years ended September 30, 2020 and 2019.

	Year ended September 30, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$5,214,000	$—	$—	$—	$5,214,000
Natural gas	1,119,000	—	—	—	1,119,000
Natural gas liquids	360,000	—	—	—	360,000
Drilling and pump	—	10,994,000	—	—	10,994,000
Contingent residual payments	—	—	325,000	—	325,000
Other	—	—	—	317,000	317,000
Total revenues before interest income	$6,693,000	$10,994,000	$325,000	$317,000	$18,329,000
Geographical regions:
United States	$—	$10,994,000	$325,000	$6,000	$11,325,000
Canada	6,693,000	—	—	311,000	7,004,000
Total revenues before interest income	$6,693,000	$10,994,000	$325,000	$317,000	$18,329,000
Timing of revenue recognition:
Goods transferred at a point in time	$6,693,000	$—	$325,000	$317,000	$7,335,000
Services transferred over time	—	10,994,000	—	—	10,994,000
Total revenues before interest income	$6,693,000	$10,994,000	$325,000	$317,000	$18,329,000

	Year ended September 30, 2019
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$5,146,000	$—	$—	$—	$5,146,000
Natural gas	795,000	—	—	—	795,000
Natural gas liquids	465,000	—	—	—	465,000
Drilling and pump	—	5,349,000	—	—	5,349,000
Contingent residual payments	—	—	165,000	—	165,000
Other	—	—	—	93,000	93,000
Total revenues before interest income	$6,406,000	$5,349,000	$165,000	$93,000	$12,013,000
Geographical regions:
United States	$—	$5,349,000	$165,000	$1,000	$5,515,000
Canada	6,406,000	—	—	92,000	6,498,000
Total revenues before interest income	$6,406,000	$5,349,000	$165,000	$93,000	$12,013,000
Timing of revenue recognition:
Goods transferred at a point in time	$6,406,000	$—	$165,000	$93,000	$6,664,000
Services transferred over time	—	5,349,000	—	—	5,349,000
Total revenues before interest income	$6,406,000	$5,349,000	$165,000	$93,000	$12,013,000

Contract Balances

    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	September 30,
	2020	2019
Accounts receivables from contracts with customers	$1,772,000	$1,322,000
Contract assets	413,000	344,000
Contract liabilities	1,097,000	1,633,000

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

    When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of September 30, 2020 and 2019, the Company had $1,097,000 and $1,633,000, respectively, included in “Other current liabilities” on the Consolidated Balance Sheets for those performance obligations expected to be completed in the next twelve months.

    During the years ended September 30, 2020 and 2019, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $1,054,000 and $31,000, respectively.

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

Performance Obligations

The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At September 30, 2020, the Company had three contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 7% of the remaining performance obligation of $2,416,000 is expected to be recognized in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of September 30, 2020 and 2019, the Company had $145,000 and $296,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the years ended September 30, 2020 and 2019, the amortization of preconstruction costs related to contracts was $163,000 and $204,000, respectively. These amounts have been included in “Contract drilling operating” costs and expenses in the accompanying Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the years ended September 30, 2020 and 2019.

Water Well Re-drill

    In the quarter ended December 31, 2019, the Company experienced the failure of a hole opener which broke apart leaving pieces in the bottom of a water well being drilled in Hawaii. Efforts to remove the items from the well were unsuccessful through the quarter ended March 31, 2020 and subsequently the Company determined that the well should be abandoned and a new well drilled at no incremental cost to the customer as per the terms of the contract. Accordingly, all the costs to drill and abandon the first well, which are all wasted costs, were excluded from the measurement of progress toward contract completion and all such costs were fully accrued in the quarter ended March 31, 2020, as this contract was determined to be a loss job. In September 2020, while making progress towards the drilling of a replacement well in different location, the drill string twisted off and became lodged in the well borehole, which required a stoppage of drilling and the need to dislodge and retrieve the broken drill string. Accordingly, estimated total rework costs to remediate the situation have been accrued at September 30, 2020. As a result of all of the above, $390,000 of revenue previously recognized was reversed in the year ended September 30, 2020 and the Company recognized a decrease of approximately $1,440,000 in the margin of this contract in the year ended September 30, 2020.

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

    A summary of Barnwell's uninstalled materials is as follows:

	September 30, 2020	September 30, 2019
Uninstalled materials	489,000	729,000

12.                           SEGMENT AND GEOGRAPHIC INFORMATION

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

	Year ended September 30,
	2020	2019
Revenues:
Oil and natural gas	$6,693,000	$6,406,000
Contract drilling	10,994,000	5,349,000
Land investment	325,000	165,000
Other	317,000	93,000
Total before interest income	18,329,000	12,013,000
Interest income	18,000	62,000
Total revenues	$18,347,000	$12,075,000
Depletion, depreciation, and amortization:
Oil and natural gas	$1,747,000	$2,680,000
Contract drilling	356,000	287,000
Other	44,000	55,000
Total depletion, depreciation, and amortization	$2,147,000	$3,022,000
Impairment:
Oil and natural gas	$4,326,000	$5,710,000
Land investment	50,000	—
Total impairment	$4,376,000	$5,710,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$(4,230,000)	$(7,197,000)
Contract drilling	3,125,000	89,000
Land investment	275,000	165,000
Other	273,000	38,000
Gain on sales of asset	1,336,000	—
Total operating profit (loss)	779,000	(6,905,000)
Equity in income (loss) of affiliates:
Land investment	352,000	(276,000)
General and administrative expenses	(5,820,000)	(5,524,000)
Interest expense	(3,000)	(5,000)
Interest income	18,000	62,000
Loss before income taxes	$(4,674,000)	$(12,648,000)

Capital Expenditures:

	Year ended September 30,
	2020	2019
Oil and natural gas	$3,099,000	$46,000
Contract drilling	408,000	1,262,000
Other	7,000	1,000
Total	$3,514,000	$1,309,000
    Oil and natural gas capital expenditures include acquisitions as well as changes to capitalized asset retirement obligations, including revisions of asset retirement obligations (see Note 8 for additional details).

Assets By Segment:

	September 30,
	2020	2019
Oil and natural gas (1)	$3,613,000	$7,415,000
Contract drilling (2)	3,838,000	3,793,000
Land investment (2)	901,000	980,000
Other:
Cash and cash equivalents	4,584,000	4,613,000
Corporate and other	2,246,000	1,501,000
Total	$15,182,000	$18,302,000
______________

(1)          Primarily located in the province of Alberta, Canada.
(2)          Located in Hawaii.

Long-Lived Assets By Geographic Area:

	September 30,
	2020	2019
United States	$3,393,000	$3,366,000
Canada	2,302,000	6,232,000
Total	$5,695,000	$9,598,000

Revenue By Geographic Area:

	Year ended September 30,
	2020	2019
United States	$11,325,000	$5,515,000
Canada	7,004,000	6,498,000
Total (excluding interest income)	$18,329,000	$12,013,000

13.                           ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss, net of taxes, are as follows:

	Year ended September 30,
	2020	2019
Foreign currency translation:
Beginning accumulated foreign currency translation	$691,000	$925,000
Change in cumulative translation adjustment before reclassifications	(146,000)	(234,000)
Income taxes	—	—
Net current period other comprehensive loss	(146,000)	(234,000)
Ending accumulated foreign currency translation	545,000	691,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(3,608,000)	(1,439,000)
Amortization of net actuarial loss and prior service cost	120,000	55,000
Net actuarial gain (loss) arising during the period	1,508,000	(2,224,000)
Income taxes	—	—
Net current period other comprehensive income (loss)	1,628,000	(2,169,000)
Ending accumulated retirement plans benefit cost	(1,980,000)	(3,608,000)
Accumulated other comprehensive loss, net of taxes	$(1,435,000)	$(2,917,000)

The amortization of net actuarial loss and prior service cost for the retirement plans are included in the computation of net periodic benefit (income) cost which is a component of “General and administrative” expenses on the accompanying Consolidated Statements of Operations (see Note 9 for additional details).

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

15.    DEBT

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the PPP pursuant to the CARES Act that was signed into law in March 2020. The note matures two years after the date of the loan disbursement and bears interest at a fixed annual rate of 1.00%, with the first six months of principal and interest deferred. Under the terms of the CARES Act, as amended by the Flexibility Act, and the PPP, the Company can apply for and be granted forgiveness for all or a portion of the loan issued under the PPP and the loan is expected to be forgiven to the extent the proceeds are used in accordance with the PPP to cover payroll, mortgage interest, rent, and utility costs incurred by the Company over the 24-week period following the loan disbursement date. As of the date of this filing, the Company is in the process of applying for forgiveness and believes that its use of the loan proceeds will meet the conditions for forgiveness under the PPP and expects the loan to be recorded as income when legal forgiveness is obtained. As of September 30, 2020, the current and long-term portions of the loan were $89,000 and $58,000, respectively, and the current portion is included in “Other current liabilities” in the Company's Consolidated Balance Sheet.

In October 2020, the Company was notified by the lender of our PPP loan of changes to certain terms of our PPP loan to conform with the amendments to the CARES Act implemented by the Flexibility Act which included, but was not limited to, the extension of the initial deferment period of the loan’s principal and interest payments from six months to ten months after the last day of the covered period. The current and long-term portions of the loan as of September 30, 2020 were not adjusted for this October 2020 loan modification by our lender.

16.    LEASES AND GAIN ON SALE OF ASSET

    On October 1, 2019, the Company adopted ASU No. 2016-02, “Leases (Topic 842),” using the modified retrospective transition approach and applied the new standard to leases in place as of the adoption date. Results for reporting periods prior to October 1, 2019 have not been adjusted. The Company elected the package of practical expedients allowed upon adoption of ASC 842 which, among other things, allowed us to (1) not reassess whether any expired or existing contracts contain leases, (2) carry forward the historical lease classification, and (3) not have to reassess any initial direct cost of any expired or existing leases.

    As a result of the adoption of ASC 842, the Company recorded operating lease right-of-use (“ROU”) assets of $2,589,000 and corresponding total operating lease liabilities of $2,589,000 in the Consolidated Balance Sheets as of October 1, 2019. There was no impact to retained earnings or the Consolidated Statements of Operations.

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

    The Company’s remaining ROU assets and lease liabilities at September 30, 2020, primarily relate to non-cancelable operating leases for our Canadian office space and our leasehold land interest for Lot 4C held by Kaupulehu Developments. Management determines if a contract is or contains a lease at inception of the contract or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of the asset for a period in exchange for consideration.

    Operating lease ROU assets and liabilities are recognized based on the present value of future minimum lease payments over the expected lease term at commencement date. The Company’s leases do not provide a readily determinable implicit rate; therefore, management uses the Company’s incremental borrowing rate to discount lease payments based on information available at lease commencement. Our lease terms may include options to extend or terminate the lease when it is reasonably certain we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease terms.

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

    Leases recorded on the balance sheet consist of the following:

September 30, 2020
Assets:
Operating lease right-of-use assets	$249,000
Total right-of-use assets	$249,000
Liabilities:
Current portion of operating lease liabilities	$111,000
Operating lease liabilities	143,000
Total lease liabilities	$254,000

The components of lease expenses are as follows:

Year ended September 30, 2020
Operating lease cost	$334,000
Short-term lease cost	69,000
Total lease cost	$403,000

Supplemental information related to leases is as follows:

September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$189,000
Operating leases:
Weighted-average remaining lease term (in years)	3.4
Weighted-average discount rate	5.85%

The remaining lease payments for our operating leases as of September 30, 2020, are as follows:

Fiscal year ending:
2021	$123,000
2022	61,000
2023	30,000
2024	30,000
2025	30,000
Thereafter through 2026	7,000
Total lease payments	281,000
Less: amounts representing interest	(27,000)
Present value of lease liabilities	$254,000

The lease payments for the Lot 4C leasehold land were subject to renegotiation as of January 1, 2006. Per the lease agreement, the lease payments will remain unchanged pending an appraisal, whereupon the lease rent could be adjusted to fair market value. Barnwell does not know the amount of the new lease payments which could be effective upon performance of the appraisal; they may remain unchanged or increase, and Barnwell currently expects the adjustment, if any, to not be material. The future lease payment disclosures above assume the minimum lease payments for leasehold land in effect at December 31, 2005 remain unchanged through December 2025, the end of the lease term.

17.                           COMMITMENTS AND CONTINGENCIES

Incentive compensation plan

In fiscal 2020, Barnwell established an incentive compensation plan to compensate all Canadian oil and natural gas segment personnel and an incentive compensation plan to compensate Canadian executive officers. The value of the plans are directly related to our oil and natural gas segment's free cash flows and the divestiture of oil and natural gas assets. As of September 30, 2020, Barnwell has accrued approximately $23,000 in bonus compensation under these plans and the amount is reported in “Accrued compensation” on the Consolidated Balance Sheet at September 30, 2020.

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

    In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of September 30, 2020 as there is no probable or estimable contingent liability.

On July 28, 2020, the Staff of the Commission circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. The Company’s share of the proposed penalties and fines were originally calculated to approximately $1,200,000. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were recalculated and reduced to approximately $300,000 as to the Company. The Commission and the aforementioned four parties have worked on a possible proposed alternative settlement in lieu of the penalties and fines whereby the named parties would be responsible for providing the Commission with assistance to monitor the aquifer, at no cost to the Commission, to aid in the Commission’s efforts to monitor water quality in the subject area. The Company and the other three parties are currently evaluating proposals that it believes would likely satisfy the Commission's request under the proposed alternative settlement but it is currently uncertain as to whether or not they will be acceptable to the Commission. Additionally, it is uncertain as to how the cost of the alternative settlement would be allocated to the named parties of the subject violations. Accordingly, the Company recorded a contingent liability of approximately $300,000 at September 30, 2020.

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

18.                           INFORMATION RELATING TO THE CONSOLIDATED STATEMENTS OF CASH FLOWS

The following table details the effect of changes in current assets and liabilities on the Consolidated Statements of Cash Flows, and presents supplemental cash flow information:

	Year ended September 30,
	2020	2019
Increase (decrease) from changes in:
Receivables	$(598,000)	$(260,000)
Income tax receivable	129,000	758,000
Other current assets	260,000	(188,000)
Accounts payable	924,000	(202,000)
Accrued compensation	203,000	(317,000)
Other current liabilities	(470,000)	1,451,000
Increase from changes in current assets and liabilities	$448,000	$1,242,000
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes refunded, net	$(166,000)	$(2,302,000)

Capital expenditure accruals related to oil and natural gas acquisition and development increased $435,000 and $60,000 during the years ended September 30, 2020 and 2019, respectively. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $52,000 and $755,000 during the years ended September 30, 2020 and 2019, respectively.

19.                           RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive payments from the sales of lots and/or residential units by KD I and KD II. Through March 6, 2019, Kaupulehu Developments was also entitled to receive 50% of distributions otherwise payable from KD II to its members up to $8,000,000, of which $3,500,000 was received. KD I and KD II are part of the Kukio Resort Land Development Partnerships in which Barnwell holds indirect 19.6% and 10.8% non-controlling ownership interests, respectively, accounted for under the equity method of investment. The percentage of sales payments and percentage of distribution payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort Land Development Partnerships. Changes to the arrangement above, effective March 7, 2019, are discussed in Note 6.

During the year ended September 30, 2020, Barnwell received $325,000 in percentage of sales payments from KD I from the sale of two lots within Phase II of Increment I. During the year ended September 30, 2019, Barnwell received $165,000 in percentage of sales payments from KD I from the sale of one lot within Phase II of Increment I.

20.                           SUBSEQUENT EVENTS

In October 2020, the Company was notified by the lender of our PPP loan of changes to certain terms of our PPP loan to conform with the amendments to the CARES Act implemented by the Flexibility Act that was signed into law in June 2020. Under the Flexibility Act, key changes to our PPP loan included, but were not limited to, the extension of the initial deferment period of the loan’s principal and interest payments from six months to ten months after the last day of the covered period and if the Company does not apply for forgiveness of the loan within ten months after the last day of the covered period, the PPP loan is no longer deferred and the borrower must begin paying principal and interest. As of the date of this filing, the Company is in the process of applying for forgiveness and believes that its use of the loan proceeds will meet the conditions for forgiveness under the PPP and expects the loan to be recorded as income when legal forgiveness is obtained.

In November 2020, Kaupulehu Developments received a percentage of sales payment of $170,000 from the sale of one lot within Phase II of Increment I. Financial results from the receipt of this payment will be reflected in Barnwell's quarter ending December 31, 2020.

Additionally, subsequent to September 30, 2020, Barnwell received net cash distributions in the amount of $1,034,000 from the Kukio Resort Land Development Partnerships. Of the $1,034,000 in net cash distributions received from the Kukio Resort Land Development Partnerships, $459,000 represents preferred return payments from KKM and will be recorded as an additional equity pickup in the quarter ending December 31, 2020, as discussed in more detail in Note 6. The preferred return payments received after September 30, 2020 brought the cumulative preferred return to $656,000, which is the total amount Barnwell was entitled to, and thus there is no more preferred return outstanding as of the date of this report.

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

	OIL & NGL (Bbls)	GAS (Mcf)	Total (Boe)
Proved reserves:
Balance at September 30, 2018	1,590,000	5,055,000	2,462,000
Revisions of previous estimates	(74,000)	(21,000)	(78,000)
Extensions, discoveries and other additions	14,000	33,000	20,000
Acquisitions of reserves	30,000	81,000	44,000
Less production	(141,000)	(628,000)	(250,000)
Balance at September 30, 2019	1,419,000	4,520,000	2,198,000
Revisions of previous estimates	(740,000)	(1,746,000)	(1,041,000)
Acquisitions of reserves	68,000	628,000	176,000
Less sales of reserves	(38,000)	(443,000)	(114,000)
Less production	(174,000)	(649,000)	(286,000)
Proved Reserves, September 30, 2020	535,000	2,310,000	933,000
Proved Developed Reserves, September 30, 2020	530,000	2,310,000	928,000
Proved Undeveloped Reserves, September 30, 2020	5,000	—	5,000

(B)                           Capitalized Costs Relating to Oil and Natural Gas Producing Activities

All capitalized costs relating to oil and natural gas producing activities, which were being depleted in all years, are summarized as follows:

	September 30,
	2020	2019
Proved properties	$64,142,000	$62,075,000
Unproved properties	—	130,000
Total capitalized costs	64,142,000	62,205,000
Accumulated depletion, depreciation, and impairment	61,839,000	55,972,000
Net capitalized costs	$2,303,000	$6,233,000

(C)                          Costs Incurred in Oil and Natural Gas Property Acquisition, Exploration and Development

	Year ended September 30,
	2020	2019
Acquisition of properties:
Unproved	$—	$—
Proved	242,000	668,000
Development costs	2,857,000	(622,000)
Total	$3,099,000	$46,000

Costs incurred in the table above include additions and revisions to Barnwell’s asset retirement obligation of $(52,000) and $(755,000) for the years ended September 30, 2020 and 2019, respectively.

(D)                        Results of Operations for Oil and Natural Gas Producing Activities

	Year ended September 30,
	2020	2019
Net revenues	$6,693,000	$6,406,000
Production costs	(4,850,000)	(5,213,000)
Depletion	(1,747,000)	(2,680,000)
Reduction of carrying value of oil and natural gas properties	(4,326,000)	(5,710,000)
Pre-tax results of operations (1)	(4,230,000)	(7,197,000)
Estimated income tax expense (2)	—	(160,000)
Results of operations (1)	$(4,230,000)	$(7,357,000)
_________________
(1)   Before gain on sale of oil and natural gas properties, general and administrative expenses, interest expense, and foreign exchange gains and losses.
(2) Estimated income tax expense includes changes to the deferred income tax valuation allowance necessary for the portion of Canadian tax law deferred tax assets that may not be realizable.

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

The estimated future cash flows at September 30, 2020 and 2019 were based on average sales prices in effect on the first day of the month for the preceding twelve month period in accordance with SEC Release No. 33-8995. The future production and development costs represent the estimated future expenditures that we will incur to develop and produce the proved reserves, assuming continuation of existing economic conditions. The future income tax expenses were computed by applying statutory income tax rates in existence at September 30, 2020 and 2019 to the future pre-tax net cash flows relating to proved reserves, net of the tax basis of the properties involved.

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

In December 2018, the Society of Petroleum Evaluation Engineers and associated industry professionals updated the COGE Handbook. The updates clarify and streamline existing guidelines and offer additional guidance regarding Canadian reserves evaluations. Barnwell has included all abandonment, decommissioning and reclamation costs and inactive well costs in accordance with best practice recommendations into the Company’s September 30, 2020 and September 30, 2019 year-end reserve reports.

Standardized Measure of Discounted Future Net Cash Flows

	September 30,
	2020	2019
Future cash inflows	$20,426,000	$65,720,000
Future production costs	(17,860,000)	(41,733,000)
Future development costs	(73,000)	(13,295,000)
Future income tax expenses	(92,000)	(450,000)
Future net cash flows excluding abandonment, decommissioning and reclamation	2,401,000	10,242,000
Future abandonment, decommissioning and reclamation	(13,055,000)	(13,190,000)
Future net cash flows	(10,654,000)	(2,948,000)
10% annual discount for timing of cash flows	8,969,000	5,258,000
Standardized measure of discounted future net cash flows	$(1,685,000)	$2,310,000

Changes in the Standardized Measure of Discounted Future Net Cash Flows

	Year ended September 30,
	2020	2019
Beginning of year	$2,310,000	$13,836,000
Sales of oil and natural gas produced, net of production costs	(1,843,000)	(1,193,000)
Net changes in prices and production costs, net of royalties and wellhead taxes	(1,876,000)	(15,358,000)
Extensions and discoveries	—	891,000
Net change due to purchases and sales of minerals in place	467,000	334,000
Previously estimated development costs incurred	1,305,000	—
Changes in future development costs	7,773,000	—
Revisions of previous quantity estimates	(10,274,000)	(71,000)
Net change in income taxes	288,000	3,792,000
Accretion of discount	230,000	1,350,000
Other - changes in the timing of future production and other	(63,000)	(932,000)
Other - net change in Canadian dollar translation rate	(2,000)	(339,000)
Net change	(3,995,000)	(11,526,000)
End of year	$(1,685,000)	$2,310,000

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

As of September 30, 2020, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2020 to ensure that information required to be disclosed by Barnwell in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Management’s Annual Report on Internal Control Over Financial Reporting

Barnwell’s management is responsible for establishing and maintaining adequate internal control over financial reporting for Barnwell, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of Barnwell’s management, including our Chief Executive Officer and Chief Financial Officer, Barnwell conducted an evaluation of the effectiveness of its internal control over financial reporting using criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the report entitled Internal Control — Integrated Framework (2013) (the “COSO Framework”). Based on this evaluation under the COSO Framework, management concluded that its internal control over financial reporting was effective as of September 30, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

ITEM 9B.                          OTHER INFORMATION

None.

PART III

ITEM 10.                             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2020, which proxy statement is incorporated herein by reference.

Barnwell adopted a Code of Ethics that applies to its Chief Executive Officer and the Chief Financial Officer. This Code of Ethics has been posted on Barnwell’s website at www.brninc.com.

ITEM 11.                             EXECUTIVE COMPENSATION

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2020, which proxy statement is incorporated herein by reference.

ITEM 12.                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2020, which proxy statement is incorporated herein by reference.

ITEM 13.                             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2020, which proxy statement is incorporated herein by reference.

ITEM 14.                             PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required is omitted pursuant to General Instruction G(3) of Form 10-K, since the Registrant will file its definitive proxy statement for the Annual Meeting of Stockholders no later than 120 days after the close of its fiscal year ended September 30, 2020, which proxy statement is incorporated herein by reference.

PART IV

ITEM 15.                             EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)                   Financial Statements

The following consolidated financial statements of Barnwell Industries, Inc. and its subsidiaries are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm – WEAVER AND TIDWELL, L.L.P.

Report of Independent Registered Public Accounting Firm – KPMG LLP

Consolidated Balance Sheets – September 30, 2020 and 2019

Consolidated Statements of Operations – for the years ended September 30, 2020 and 2019

Consolidated Statements of Comprehensive Loss – for the years ended September 30, 2020 and 2019

Consolidated Statements of Equity (Deficit) – for the years ended September 30, 2020 and 2019

Consolidated Statements of Cash Flows – for the years ended September 30, 2020 and 2019

Notes to Consolidated Financial Statements

Schedules have been omitted because they were not applicable, not required, or the information is included in the consolidated financial statements or notes thereto.

(b)                  Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Purchase and Sale Agreement, executed on June 8, 2017, with an as of date of May 10, 2017, between Barnwell of Canada, Limited and Anegada Oil Corp. (9)

10.7	Purchase and Sale Agreement, dated December 14, 2017, between Barnwell of Canada, Limited and Mount Bastion Oil & Gas Corp. (10)

10.8	Purchase and Sale Agreement, dated July 19, 2018, between Barnwell of Canada, Limited and Octavian Oil Ltd. and Eagle Energy Inc. (11)

10.9	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (12)

10.10	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (13)
21	List of Subsidiaries

23	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________________________
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for the year ended September 30, 2013.
(2)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on January 14, 2020.
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

BARNWELL INDUSTRIES, INC.
(Registrant)

/s/ Russell M. Gifford
By:	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Date:	December 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Alexander C. Kinzler	/s/ Russell M. Gifford
Alexander C. Kinzler President, Chief Executive Officer, Chief Operating Officer, General Counsel and Director Date: December 16, 2020	Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary Date: December 16, 2020

/s/ Kenneth S. Grossman
Kenneth S. Grossman, Chairman of the Board Date: December 16, 2020

/s/ Robert J. Inglima, Jr.	/s/ Philip J. McPherson
Robert J. Inglima, Jr., Director Date: December 16, 2020	Philip J. McPherson, Director Date: December 16, 2020

/s/ Peter J. O’Malley	/s/ Bradley M. Tirpak
Peter J. O’Malley, Director Date: December 16, 2020	Bradley M. Tirpak, Director Date: December 16, 2020

/s/ Doug N. Woodrum
Doug N. Woodrum, Director Date: December 16, 2020

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (1)

3.2	Amended and Restated By-Laws (2)

4.0	Form of the Registrant’s certificate of common stock, par value $.50 per share (3)

10.1	The Barnwell Industries, Inc. Employees’ Pension Plan (restated as of October 1, 1989) (4)

10.2	Form of Purchase and Sale Agreement dated February 13, 2004 by and between Kaupulehu Developments and WB KD Acquisition, LLC (5)

10.3	Agreement dated May 27, 2009 which became effective June 23, 2009 by and between Kaupulehu Developments and WB KD Acquisition, LLC and WB KD Acquisition II, LLC (6)

10.4	Limited Liability Limited Partnership Agreement of KD Kona 2013 LLLP dated November 27, 2013 (7)

10.5	Limited Liability Limited Partnership Agreement of KKM Makai, LLLP dated November 27, 2013 (8)

10.6	Purchase and Sale Agreement, executed on June 8, 2017, with an as of date of May 10, 2017, between Barnwell of Canada, Limited and Anegada Oil Corp. (9)

10.7	Purchase and Sale Agreement, dated December 14, 2017, between Barnwell of Canada, Limited and Mount Bastion Oil & Gas Corp. (10)

10.8	Purchase and Sale Agreement, dated July 19, 2018, between Barnwell of Canada, Limited and Octavian Oil Ltd. and Eagle Energy Inc. (11)

10.9	Agreement with KD Kaupulehu, LLLP to Release Retained Rights, dated as of March 7, 2019, between Kaupulehu Developments and KD Kaupulehu, LLLP (12)

10.10	Agreement with Respect to Retained Rights, dated as of March 7, 2019 between Kaupulehu Developments and KD Acquisition II, LP (13)

21	List of Subsidiaries

23	Consent of InSite Petroleum Consultants Ltd.

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Reserve Report Summary prepared by InSite Petroleum Consultants Ltd.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________________________
(1)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 10-K for the year ended September 30, 2013.

(2)       Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on January 14, 2020.
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