Form 10-K/A
period 2020-09-30
BARNWELL INDUSTRIES INC
filed 2021-01-27
CIK 10048

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

Barnwell Industries, Inc. (the “Company”, “our” or “Barnwell”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which was originally filed on December 16, 2020 (the “Original Filing”), to include the information required by Part III of the Original Filing and not included in the Original Filing.  This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year end.   This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing.  In addition, the reference on the cover of the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing is hereby deleted.  In addition, Item 15 of Part IV of the Original Filing is being amended by this Amendment to include new certifications by our principal executive officer and principal financial officer, as required by Rules 12b-15 and 13a-14 promulgated under the Securities Exchange Act of 1934, as amended, which are filed as Exhibits 31.1 and 31.2 to this Amendment.

Except as described above, this Amendment does not modify or update the disclosure in, or exhibits to, the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment.  Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the filing date of the Original Filing. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original Filing was filed.  This Amendment continues to speak as of the date of the Original Filing, and except as expressly set forth in this Amendment, does not reflect events occurring after December 16, 2020, the filing date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

SIGNATURES

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The table below identifies our current officers and directors.

Name	Position Held with the Company	Age
Kenneth S. Grossman [1,3,4]	Director, Chairman of the Board of Directors	64
Robert J. Inglima, Jr. 1A, 2	Director	62
Alexander C. Kinzler	Chief Executive Officer, President, Chief Operating Officer, General Counsel and Director	62
Philip J. McPherson 1, 2A	Director	46
Peter J. O’Malley 1, 2, 3A, 4A	Director	53
Bradley M. Tirpak [3,4]	Director	51
Douglas N. Woodrum [1]	Director	63

1A Chair of the Audit Committee	[1] Member of the Audit Committee
2A Chair of the Reserves Committee	[2] Member of the Reserves Committee
3A Chair of the Compensation Committee	[3] Member of the Compensation Committee
4A Chair of the Nominating Committee	[4] Member of the Nominating Committee

Business Experience

Kenneth S. Grossman1 – Director and Chairman of the Board of Directors since 2020. Investor and attorney specializing in companies undergoing and/or emerging from restructuring or reorganization; Senior Managing Director of Steppingstone Group, LLC. Mr. Grossman has been engaged in the investment and management of capital as a buy-side principal since 1990. Mr. Grossman has served as an independent director of many privately held and public companies, and as a member of creditor, bank group and shareholder committees for other businesses and has extensive experience in advising investors as well as shepherding business clients with respect to distressed and other debt-challenged “special situation” companies. Mr. Grossman’s experience includes management roles involving large portfolios in this investment sector maintained by multi-strategy and arbitrage firms. Admitted to the New York Bar in 1982, Mr. Grossman practiced law with Shea & Gould until 1989, where he specialized in bankruptcy, creditor’s rights and commercial litigation. More recently, Mr. Grossman utilized that experience in leadership roles and as a Director of Lehman Brothers Special Finance, Inc. and Signature Group Holdings, Inc. (formerly Fremont General Corporation), as they emerged from Chapter 11 bankruptcy. Mr. Grossman is currently an independent director of Lehman Brothers Special Finance, Inc., a board member and special advisor for Concise Capital Management and a director of Performance Sports Group, Inc. and Nebraska Book Co, Inc.

Robert J. Inglima, Jr.1 – Director since 2007.  Investor; Sole practitioner, Robert J. Inglima, Jr., Attorney-at-Law, since October 2002; Attorney in private practice since 1985.  Mr. Inglima, an attorney-at-law, brings to the Board of Directors substantial legal and financial expertise from his practice of law since 1985 and his work with an accounting and consulting firm.  Mr. Inglima also has substantial experience in real estate and corporate law, and has advised numerous clients on matters of business, finance and taxation as well.  Mr. Inglima has extensive experience representing clients with respect to real estate development and land use, commercial transactions, taxation, contract law, general corporate, and business formation and planning.  He has represented domestic as well as international companies, government agencies and individuals in complex business transactions. His experience as a Principal and Member of Cipolla Sziklay, LLC (certified public accountants and consultants) from 2004 to 2006 with respect to business valuation and litigation support services also adds to his significant business experience.

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

[1]	This director is independent as defined in Section 803(A) of the NYSE American listing standards.

Philip J. McPherson2 – Director since 2020. Chief Financial Officer, Secretary, Treasurer and a director of Citadel Exploration, Inc. (OTCMKTS: COIL), a publicly traded energy company engaged in the exploration and development of oil and natural gas properties, since September 2012, having joined Citadel Exploration with nearly two decades of experience in the capital markets and financial services sectors.  Mr. McPherson was also appointed as Interim Chief Executive Officer of Citadel Exploration in May 2019.  He started his career as a retail stockbroker with Mission Capital in 1997 and became partner before it was acquired by oil and gas boutique C. K. Cooper & Company.  At C.K. Cooper, Mr. McPherson was a research analyst specializing in small cap exploration and production companies. In 2007, he joined Global Hunter Securities as a partner and managing director of the energy research group. During his Wall Street career, Mr. McPherson was presented the Wall Street Journal “Best on the Street” Award and was named a Zack’s 5-Start Analyst for three consecutive years. He is a recognized expert on California E&P firms. Mr. McPherson received his Bachelors in Economics from East Carolina University.

Peter J. O’Malley2 – Director since 2020. Founder of Kenosis Capital LLC, 2012. Mr. O’Malley has a broad range of experience and business and investment contacts developed over a more than twenty-five year career in international investment banking. Mr. O’Malley’s past employment includes key management positions at Credit Suisse and several of its affiliates, Deutsche Bank in New York and Hong Kong, as well as other investment banking firms in the United States and Asia. Although he received a Juris Doctor degree from St. John’s University School of Law in 1991, Mr. O’Malley’s entire career has been spent in the investment community, starting as an in-house corporate counsel for CS First Boston in New York. Mr. O’Malley has been active in the M&A, private equity and capital markets divisions of the investment banking firms with which he has been associated, in most cases as a Managing Director. Mr. O’Malley’s vast experience in investment banking and the investment community gives him significant insight into corporate operations, financing, accounting and business issues facing the Company.

Bradley M. Tirpak2 – Director since 2020.  A professional investor with more than 20 years of investing experience. Since September 2016, he has served as a portfolio manager and Managing Director at Palm Active Partners Management, LLC, a private investment company. From 2009 to 2016, Mr. Tirpak served as Managing Member of Locke Partners, LLC, a private investment company, where he managed various investment partnerships that focused on engaging public companies to improve corporate governance and improve stockholder returns. Earlier in his career, Mr. Tirpak was a portfolio manager at Credit Suisse First Boston from January 1997 to September 2000, at Caxton Associates from September 2000 to May 2003 and at Sigma Capital Management from April 2003 to December 2007. Between 1993 and 1996, he was the founder and CEO of Access Telecom, Inc., an international telecommunications company doing business in Mexico. Mr. Tirpak has served as a director at Full House Resorts, Inc. (Nasdaq: FLL), a publicly traded company that owns, leases, develops and operates hotels and gaming facilities, since November 2014, and has served as a director of TSR Inc. (Nasdaq: TSRI), publicly traded company providing contract computer programming services, since October 2019, and a director of Liberated Syndication Inc. (OTCMKTS: LSYN), a publicly traded company that is a leading provider of podcast hosting services, since October 2019. Mr. Tirpak also currently serves as trustee of The Halo Trust USA, the world’s largest humanitarian mine clearance organization with operations in over 20 countries. He previously served as a director at Birner Dental Management Services, Inc., then a publicly traded manager of dental practices, from December 2017 to January 2019, when the company was acquired, Flowgroup plc, an energy supply and services business in the United Kingdom, from June 2017 to October 2018 when the company’s principal subsidiary was acquired, Applied Minerals, Inc., a publicly traded specialty materials company, from April 2015 to March 2017, and USA Technologies, Inc., a publicly traded provider of electronic payment transactions to the vending industry, from 2010 to 2012. Mr. Tirpak earned a B.S.M.E. from Tufts University and an M.B.A. from Georgetown University.

Douglas N. Woodrum2 – Director since 2020.  Has served as Chief Financial Officer and Secretary of ChinaCast Education Corporation, a post-secondary education and e-learning services provider in the People’s Republic of China, since January 2012.  From January 2006 to December 2009, Mr. Woodrum, a private investor, served as a research analyst for Jayhawk Capital Management, a private equity firm focusing on investing in small- and medium-sized businesses operating in China.  From December 1997 to December 2005, Mr. Woodrum was the Chief Financial Officer of CNET Networks, Inc., then a publicly traded online media company, where his responsibilities included raising capital for growth, business model development, financial reporting, annual budgeting, long-term planning, acquisitions, investor relations and tax. Mr. Woodrum has served on the board of directors of MarketScout, a private insurance distribution and underwriting company, since 2002, and on the board of directors of ChinaCast Education Corporation, since 2012. Mr. Woodrum received his B.B.A. in finance and accounting from the University of Iowa in 1979.

[2]	This director is independent as defined in Section 803(A) of the NYSE American listing standards.

Named Executive Officers of the Company

The Company currently has two executive officers (the “Named Executive Officers”).  The following table sets forth the names and ages of all Named Executive Officers of the Company during fiscal 2020, their positions and offices with the Company and the period during which each has served.

Name	Age	Position with the Company

Alexander C. Kinzler	62	Chief Executive Officer since December 2016. President and Chief Operating Officer since December 2002 and General Counsel since December 2001. Director of the Company since December 1999.

Russell M. Gifford	66
Secretary since December 2002, Executive Vice President since December 1997, Treasurer since November 1986 and Chief Financial Officer since August 1985.  President of Water Resources International, Inc., a wholly-owned subsidiary of the Company, since December 1999.

Board Meetings

The Board of Directors held seventeen meetings during the fiscal year ended September 30, 2020, all directors attended at least 75% of the meetings of the Board of Directors and of the committees of the Board of Directors on which each director served.  The independent directors met on five occasions out of the presence of management during the fiscal year ended September 30, 2020.

Audit Committee

The members of the Audit Committee are Mr. Inglima, Chairman, and Messrs. Grossman, McPherson, O’Malley and Woodrum. All of the members of the Audit Committee are independent (as independence is defined in Section 803 (A) of the NYSE American listing standards).  The Board of Directors has determined that the Audit Committee has an audit committee financial expert, Mr. Inglima, who is a financial expert based on his degree in finance, education in accounting, his work with an accounting and consulting firm on business valuation and litigation support services, as well as his many years of legal experience advising clients on matters of business, finance and taxation.  Mr. Inglima, while not a CPA, has in-depth financial and accounting expertise and has been determined by the Board of Directors to qualify as an Audit Committee financial expert.  The Board of Directors has adopted a written charter for the Audit Committee, a copy of which is available on our website.  The Audit Committee reviews the services of the independent accountants employed by the Company to audit the consolidated financial statements of the Company. The Audit Committee periodically reviews major issues regarding accounting and auditing principles and practices, the adequacy of internal controls that could affect the consolidated financial statements as well as all related party transactions and potential conflicts of interest.  During the fiscal year ended September 30, 2020, the Audit Committee held seven meetings.

Executive Committee

There are presently no members appointed to the Executive Committee.  The Executive Committee has and may exercise all the powers of the Board of Directors when the Board is not in session, subject to certain limitations in the Company’s Bylaws.  During the fiscal year ended September 30, 2020, the Executive Committee held no meetings.

Nominating Committee

The members of the Nominating Committee are Mr. O’Malley, Chairman, and Messrs. Grossman and Tirpak.  During the fiscal year ended September 30, 2020, the Nominating Committee held four meetings.  The purpose of the Nominating Committee is to identify and select or recommend qualified nominees to be elected to the Board of Directors at the annual meeting of stockholders (consistent with criteria approved by the Board of Directors), identify, select or recommend qualified nominees to fill any vacancies on the Board of Directors or a committee thereof (consistent with criteria approved by the Board of Directors) and undertake such other duties and responsibilities as may from time to time be delegated by the Board of Directors to the Nominating Committee.

Reserves Committee

The members of the Reserves Committee are Mr. McPherson, Chairman, and Messrs. Inglima and O’Malley. During the fiscal year ended September 30, 2020, the Reserves Committee held one meeting.

Compensation Committee

The members of the Compensation Committee are Messrs. Grossman and Tirpak, and Mr. O’Malley, Chairman.  The Compensation Committee (i) determines the annual compensation of the Company’s Executive Officers; (ii) recommends, if appropriate, new employee benefit plans to the Board of Directors; (iii) administers all employee benefit plans; and (iv) makes such other determinations regarding compensation or benefits as may be necessary or advisable.  The Compensation Committee held one meeting during the fiscal year ended September 30, 2020.  The Board of Directors has adopted a written charter for the Compensation Committee, a copy of which is available on our website.

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

Summary Compensation Table

The Summary Compensation Table below sets forth certain information regarding compensation paid during the fiscal years ended September 30, 2020 and September 30, 2019 to (1) Alexander C. Kinzler, our Chief Executive Officer, President, Chief Operating Officer and General Counsel, and (2) Russell M. Gifford, our Executive Vice President, Chief Financial Officer, Treasurer and Secretary.

No Named Executive Officer was granted a stock award or an option award in fiscal year 2020 or 2019. As a result, such columns have been omitted.

Our Pay for Performance Plan adopted in 2014 (the “Plan”) is available to pay bonuses to our executives based on performance.  Performance measures and targeted goals for the Company’s 2020 fiscal year performance period were established by the Compensation Committee in December 2019 and the Committee designated the CEO to be eligible to participate in the Plan for fiscal year 2020.  The material terms of such performance measures and targeted goals are as follows:

The Compensation Committee determined that the sum of the following three components shall represent the maximum bonus that may be achieved under the Plan for fiscal 2020 by the CEO (the “2020 Maximum Bonus Amount”), which was designed so that the Company would be in compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”):

(a)          an amount equal to 5% of the earnings before income taxes on a GAAP basis of the Company;

(b)          for an increase in earnings attributable to the combined Land Investment and Residential Real Estate segments in the State of Hawaii on a GAAP basis over the prior fiscal year with respect to such segments, 20% of the first 100% of such increase and 10% of the remaining amount of such increase; and

 (c)         for an increase in the Company’s market capitalization of up to 10%, determined by comparing the closing price of the Common Stock on September 30, 2019 and September 30, 2020, 10% of the amount of such increase.

Section 162(m) of the Code generally limits our federal tax deduction for compensation paid in any fiscal year to our CEO and our other “covered employees,” as defined in Section 162(m), to $1,000,000.  In the past, an exception to this deduction limit was available for “performance-based” compensation that had been approved by our stockholders and otherwise satisfied certain requirements under Section 162(m) and applicable regulations.  As a result of new tax legislation that went into effect on December 22, 2017, this exception for performance-based compensation is not available for taxable years beginning after December 31, 2017, unless such compensation qualifies for transition relief for written binding contracts that were in effect on November 2, 2017.  Barnwell was not party to any such binding contracts.  This legislation also expanded the definition of “covered employees” to include the chief financial officer and certain former named executive officers.  These changes in the tax laws have not had an effect on Barnwell, primarily because the compensation paid to such persons in our fiscal 2020 year, and in other recent fiscal years, has been below the $1,000,000 threshold.

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

The 2020 Maximum Bonus Amount for each participant shall in no case exceed 150% of such participant’s base salary as of January 2019.  Additionally, a decrease in earnings before income taxes or market capitalization will not decrease the amounts of the other respective components of the 2020 Maximum Bonus Amount.  The Committee, in its sole discretion, reserves the right to eliminate or reduce the 2020 Maximum Bonus Amount payable to the CEO pursuant to the bonus formula described above and in addition or alternatively to grant ordinary bonuses.

The Compensation Committee determined that, pursuant to the adopted performance measures and targeted goals, the maximum bonus grant which could have been payable as calculated under the Plan was $48,000 as to our CEO.  The Compensation Committee reviewed the performance of our CEO during fiscal 2020, analyzed the Company’s results for the year, reviewed the overall performance of management for the fiscal year, reviewed with management various factors the Committee takes into account in setting compensation, including individual and corporate, financial and non-financial performance, the creation of value for our stockholders, the long-term commitment and contributions of management to the Company and certain events in the Company’s oil and gas division.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non- Equity Incentive Plan Compen- sation ($)	All Other Compen- sation ($)	Total ($)
Alexander C. Kinzler Chief Executive Officer, President and General Counsel	2020 2019	210,000 321,667	- -	- -	28,601[3] 36,634	238,601 358,301
Russell M. Gifford Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2020 2019	210,000 321,667	- -	- -	- 11,209	210,000 332,876

No Named Executive Officer was granted a plan-based award or stock award in fiscal 2020.  As a result, such table has been omitted.

There were no outstanding equity awards at fiscal year-end 2020.  As a result, such table has been omitted.

3 This amount represents perquisites received with respect to: (1) medical insurance; (2) a club membership and (3) vehicle expense (including depreciation on a straight-line basis with a 7-year life).

Director Compensation

The Company’s program of director compensation is intended to fairly pay directors for work required for a company of our size and scope. Directors who are not officers of the Company currently receive an annual fee of $15,000 and are reimbursed for expenses incurred in connection with meeting attendance.  The Chairmen of the Compensation Committee and the Reserves Committee currently receive an additional $9,000 annual fee and the Chairman of the Audit Committee currently receives an additional $18,750 annual fee.  The members of the Reserves Committee and Compensation Committee, other than the Chairmen, currently receive an additional $1,875 annual fee. The members of the Audit Committee, other than the Chairperson, currently receive an additional $7,500 annual fee.  The Chairman of the Board of Directors, if he or she is not an officer of the Company, receives an additional $22,500 annual fee.

Non-Employee Director Compensation

The following Non-Employee Director Compensation table sets forth information with regard to the nominees to the Board of Directors as listed in the table under “Proposal No. 1”, above, with regard to compensation paid to them during the fiscal year ended September 30, 2020.  Directors who are officers of the Company do not receive any fees for their service as directors, and their compensation as officers of the Company is disclosed in the Summary Compensation Table.

No named director was granted a stock award or option award in fiscal year 2020 nor earned any non-equity incentive plan compensation in fiscal year 2020. As a result, such columns have been omitted.

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Martin Anderson[1]	12,187	-	12,187
James S. Barnwell III[1]	27,937	-	27,937
Murray C. Gardner[1]	13,125	-	13,125
Kenneth S. Grossman	24,375	-	24,375
Robert J. Inglima, Jr.	35,625	-	35,625
Philip J. McPherson	15,750	-	15,750
Peter J. O’Malley	21,187	-	21,187
Kevin K. Takata[1]	16,687	-	16,687
Bradley M. Tirpak	9,375	-	9,375
Douglas N. Woodrum	11,250	-	11,250

1 Dr. Gardner and Messrs. Anderson, Barnwell and Takata were directors until April 3, 2020.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 20, 2021, with respect to the beneficial ownership of the Common Stock, the sole voting security of the Company, by (i) each person known to the Company who beneficially owns more than 5% of the Common Stock, (ii) each director and nominee of the Company, (iii) the Named Executive Officers, and (iv) all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner		Amount and Nature of Beneficial Ownership[1]	Percent Of Class

Joseph E. Magaro	401 Riversville Road Greenwich, Connecticut	1,263,060	15.3%

Ned L. Sherwood	4731 North Highway A1A Suite 213 Vero Beach, Florida	1,474,856[2]	17.8%

Cynthia M. White	c/o Jason Locke, CPA Wolf & Company Suite 203, 10190 152A Street Surrey, British Columbia V3R 1J7	575,941	7.0%

Alexander C. Kinzler	1100 Alakea Street, Suite 2900 Honolulu, Hawaii 96813	922,941[3]	11.2%

Russell M. Gifford	1100 Alakea Street, Suite 2900 Honolulu, Hawaii 96813	89,500[4]	1.1%

Kenneth S. Grossman	1100 Alakea Street, Suite 2900 Honolulu, HI 96813	0	0%

Robert J. Inglima, Jr.	1100 Alakea Street, Suite 2900 Honolulu, HI 96813	31,800[5]	*

Philip J. McPherson	1100 Alakea Street, Suite 2900 Honolulu, HI 96813	0	0%

Peter J. O’Malley	1100 Alakea Street, Suite 2900 Honolulu, HI 96813	0	0%

Bradley M. Tirpak	1100 Alakea Street, Suite 2900 Honolulu, HI 96813	34,127	*

Douglas N. Woodrum	1100 Alakea Street, Suite 2900 Honolulu, HI 96813	0	0%
All directors and executive officers as a group (8 persons)		1,085,427	13.1%

[1]
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

[2]
Represents shares held as of January 20, 2021 as reported on Form 4 filed by Ned L. Sherwood.  According to such filing, Mr. Sherwood may be deemed to beneficially own 1,474,856 shares of Common Stock of the Company, which includes (i) 1,236,818 shares of Common Stock of the Company held by MRMP Managers LLC, of which Mr. Sherwood is the chief investment officer, and (ii) 238,038 shares of Common Stock of the Company held by Ned L. Sherwood Revocable Trust, of which Mr. Sherwood is the beneficiary and trustee.

[3]	Includes 3,000 shares owned by his children to which Mr. A. Kinzler disclaims beneficial ownership.

[4]	Includes 3,300 shares owned by his children to which Mr. Gifford disclaims beneficial ownership.

[5]	Includes 1,800 shares owned by his children to which Mr. Inglima disclaims beneficial ownership.

*	Represents less than 1% of the outstanding shares of Common Stock of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

 Below are the transactions that occurred during fiscal years 2019 and 2020 in which, to our knowledge, the Company was or is a party, in which the amount involved exceeded the disclosure thresholds set forth in the applicable SEC rules and regulations, and in which any director, director nominee, executive officer, person known by us to be a holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

On June 10, 2018, Mr. Morton H. Kinzler, a director of the Company, passed away.  The Estate of Morton H. Kinzler held 1,151,882 shares of common stock. Such shares were distributed by the Estate in March 2020. Mr. A. Kinzler received 575,941 of such shares. Ms. Cynthia M. White received 575,941 of such shares.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Report of the Audit Committee

The Audit Committee has reviewed and discussed the audited consolidated financial statements with management, and the Audit Committee has discussed with Weaver & Tidwell LLP, the independent registered public accounting firm, the matters required to be discussed by PCAOB Auditing Standard No. 16, “Communications with Audit Committee; Related Amendments to PCAOB Standards; and Transitional Amendments to PCAOB AU Section 380.”, as such may be modified or supplemented.  Weaver & Tidwell LLP has provided to the Company the written disclosures and the letter required by applicable PCAOB requirements regarding their communications with the Audit Committee concerning independence, and the Audit Committee has discussed with Weaver & Tidwell LLP its independence. Based upon its discussions with management and with Weaver & Tidwell LLP, the Audit Committee has recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Audit Fees

The aggregate fees billed to the Company by Weaver & Tidwell LLP, the Company’s independent registered public accounting firm, for professional services rendered in connection with the audit of the annual financial statements included in the Company’s Annual Report on Form 10-K, review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended September 30, 2020 totaled $180,000.  The aggregate fees billed to the Company by KPMG LLLP, the Company’s independent registered public accounting firm until July 8, 2020, for professional services rendered in connection with review of financial statements included in the Company’s Quarterly Reports on Form 10-Q and services to the Company in connection with statutory or regulatory filings or engagements for the fiscal year ended September 30, 2020 totaled $135,000.  For the comparable services provided for the fiscal year ended September 30, 2019, KPMG LLP billed the Company $562,200.

Audit-Related Fees

For the fiscal years ended September 30, 2020 and September 30, 2019, the Company did not incur and Weaver & Tidwell LLP and KPMG LLP, respectively, the Company’s independent registered public accounting firms, did not bill the Company for assurance and related services that are not reasonably related to the performance of the audit or review of the Company’s financial statements and classified above with audit fees.

Tax Fees

The aggregate fees billed to the Company by KPMG LLP for tax compliance, tax advice and tax planning for the fiscal year ended September 30, 2020 totaled $8,700 and for the fiscal year ended September 30, 2019 totaled $86,200.

All Other Fees

For the fiscal years ended September 30, 2020 and September 30, 2019, the Company did not incur and Weaver & Tidwell LLP and KPMG LLP, respectively, the Company’s independent registered public accounting firms, did not bill the Company for any fees other than Audit Fees and Tax Fees.

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

(a) The following documents are filed as part of this report:

(1) Exhibits.  The exhibits listed in the Index to Exhibits of the Original Filing, which was filed with the SEC on December 16, 2020, and the exhibits listed in the Index to Exhibits of this Amendment are filed with, or incorporated by reference in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BARNWELL INDUSTRIES, INC.

Dated: January 27, 2021	By:	/s/ Alexander C. Kinzler
Alexander C. Kinzler
President, Chief Executive Officer, Chief Operating Officer, General Counsel and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 27, 2021	By:	/s/ Russell M. Gifford
Russell M. Gifford
Executive Vice President, Chief Financial Officer, Treasurer, Secretary

Dated: January 27, 2021	By:	/s/ Kenneth S. Grossman
Kenneth S. Grossman
Director

Dated: January 26, 2021	By:	/s/ Robert J. Inglima
Robert J. Inglima
Director

Dated: January 26, 2021	By:	/s/ Philip J. McPherson
Philip J. McPherson
Director

Dated:	By:
Peter J. O’Malley
Director

Dated: January 27, 2021	By:	/s/ Bradley M. Tirpak
Bradley M. Tirpak
Director

Dated: January 26, 2021	By:	/s/ Douglas N. Woodrum
Douglas N. Woodrum
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