Form 10-Q
period 2020-12-31
BARNWELL INDUSTRIES INC
filed 2021-02-16
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2020
or
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

As of February 8, 2021 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2020	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,334,000	$4,584,000
Accounts and other receivables, net of allowance for doubtful accounts of: $362,000 at December 31, 2020; $341,000 at September 30, 2020	2,034,000	2,176,000
Income taxes receivable	448,000	472,000
Asset held for sale	699,000	699,000
Other current assets	1,464,000	1,556,000
Total current assets	9,979,000	9,487,000
Asset for retirement benefits	843,000	771,000
Investments	88,000	901,000
Operating lease right-of-use assets	227,000	249,000
Property and equipment	76,217,000	73,431,000
Accumulated depletion, depreciation, and amortization	(73,313,000)	(69,657,000)
Property and equipment, net	2,904,000	3,774,000
Total assets	$14,041,000	$15,182,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,257,000	$2,104,000
Accrued capital expenditures	336,000	542,000
Accrued compensation	390,000	408,000
Accrued operating and other expenses	1,032,000	1,325,000
Current portion of operating lease liabilities	116,000	111,000
Current portion of asset retirement obligation	605,000	647,000
Other current liabilities	873,000	1,227,000
Total current liabilities	4,609,000	6,364,000
Long-term debt	98,000	58,000
Operating lease liabilities	115,000	143,000
Liability for retirement benefits	4,858,000	4,829,000
Asset retirement obligation	5,787,000	5,547,000
Deferred income tax liabilities	233,000	194,000
Total liabilities	15,700,000	17,135,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at December 31, 2020 and September 30, 2020	4,223,000	4,223,000
Additional paid-in capital	1,350,000	1,350,000
Accumulated deficit	(3,313,000)	(3,897,000)
Accumulated other comprehensive loss, net	(1,636,000)	(1,435,000)
Treasury stock, at cost: 167,900 shares at December 31, 2020 and September 30, 2020	(2,286,000)	(2,286,000)
Total stockholders' deficit	(1,662,000)	(2,045,000)
Non-controlling interests	3,000	92,000
Total deficit	(1,659,000)	(1,953,000)
Total liabilities and equity	$14,041,000	$15,182,000
See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended December 31,
	2020	2019
Revenues:
Oil and natural gas	$1,887,000	$2,141,000
Contract drilling	1,942,000	2,646,000
Sale of interest in leasehold land	485,000	—
Gas processing and other	73,000	63,000
	4,387,000	4,850,000
Costs and expenses:
Oil and natural gas operating	1,435,000	1,213,000
Contract drilling operating	1,108,000	1,814,000
General and administrative	1,185,000	1,496,000
Depletion, depreciation, and amortization	276,000	705,000
Impairment of assets	630,000	—
Interest expense	1,000	—
	4,635,000	5,228,000
Loss before equity in income (loss) of affiliates and income taxes	(248,000)	(378,000)
Equity in income (loss) of affiliates	1,054,000	(43,000)
Earnings (loss) before income taxes	806,000	(421,000)
Income tax provision (benefit)	63,000	(2,000)
Net earnings (loss)	743,000	(419,000)
Less: Net earnings (loss) attributable to non-controlling interests	159,000	(5,000)
Net earnings (loss) attributable to Barnwell Industries, Inc.	$584,000	$(414,000)
Basic and diluted net earnings (loss) per common share attributable to Barnwell Industries, Inc. stockholders	$0.07	$(0.05)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended December 31,
	2020	2019
Net earnings (loss)	$743,000	$(419,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(234,000)	5,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	33,000	60,000
Net actuarial gains arising during the period, net of taxes of $0	—	880,000
Curtailment gain, net of taxes of $0	—	1,699,000
Total other comprehensive (loss) income	(201,000)	2,644,000
Total comprehensive income	542,000	2,225,000
Less: Comprehensive (income) loss attributable to non-controlling interests	(159,000)	5,000
Comprehensive income attributable to Barnwell Industries, Inc.	$383,000	$2,230,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Three months ended December 31, 2020 and 2019
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at September 30, 2019	8,277,160	$4,223,000	$1,350,000	$859,000	$(2,917,000)	$(2,286,000)	$100,000	$1,329,000
Net loss	—	—	—	(414,000)	—	—	(5,000)	(419,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	5,000	—	—	5,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	60,000	—	—	60,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	—	—	880,000	—	—	880,000
Curtailment gain, net of taxes of $0	—	—	—	—	1,699,000	—	—	1,699,000
Balance at December 31, 2019	8,277,160	$4,223,000	$1,350,000	$445,000	$(273,000)	$(2,286,000)	$95,000	$3,554,000

Balance at September 30, 2020	8,277,160	$4,223,000	$1,350,000	$(3,897,000)	$(1,435,000)	$(2,286,000)	$92,000	$(1,953,000)
Net earnings	—	—	—	584,000	—	—	159,000	743,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(234,000)	—	—	(234,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(248,000)	(248,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	33,000	—	—	33,000
Balance at December 31, 2020	8,277,160	$4,223,000	$1,350,000	$(3,313,000)	$(1,636,000)	$(2,286,000)	$3,000	$(1,659,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended December 31,
	2020	2019
Cash flows from operating activities:
Net earnings (loss)	$743,000	$(419,000)
Adjustments to reconcile net earnings (loss) to net cash
provided by (used in) operating activities:
Equity in (income) loss of affiliates	(1,054,000)	43,000
Depletion, depreciation, and amortization	276,000	705,000
Impairment of assets	630,000	—
Sale of interest in leasehold land, net of fees paid	(426,000)	—
Distributions of income from equity investees	1,054,000	—
Retirement benefits (income) expense	(8,000)	71,000
Accretion of asset retirement obligation	137,000	134,000
Non-cash rent (income) expense	(1,000)	30,000
Deferred income tax expense (benefit)	39,000	(9,000)
Asset retirement obligation payments	(38,000)	(2,000)
Retirement plan contributions and payments	(2,000)	(2,000)
Bad debt expense	7,000	—
Decrease from changes in current assets and liabilities	(1,277,000)	(1,917,000)
Net cash provided by (used in) operating activities	80,000	(1,366,000)
Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	426,000	—
Distribution from equity investees in excess of earnings	813,000	—
Proceeds from sale of oil and natural gas assets	—	594,000
Capital expenditures - oil and natural gas	(364,000)	(1,444,000)
Capital expenditures - all other	—	(13,000)
Net cash provided by (used in) investing activities	875,000	(863,000)
Cash flows from financing activities:
Borrowings on long-term debt	31,000	—
Distributions to non-controlling interests	(248,000)	—
Net cash used in financing activities	(217,000)	—
Effect of exchange rate changes on cash and cash equivalents	12,000	15,000
Net increase (decrease) in cash and cash equivalents	750,000	(2,214,000)
Cash and cash equivalents at beginning of period	4,584,000	4,613,000
Cash and cash equivalents at end of period	$5,334,000	$2,399,000

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements and notes have been prepared by Barnwell in accordance with the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in Barnwell’s September 30, 2020 Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1. The Condensed Consolidated Balance Sheet as of September 30, 2020 has been derived from audited consolidated financial statements.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at December 31, 2020, results of operations, comprehensive income, equity (deficit) and cash flows for the three months ended December 31, 2020 and 2019, have been made. The results of operations for the period ended December 31, 2020 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

There have been no changes to Barnwell's significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company's most recently filed Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1.

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, “Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” which provides changes to certain fair value disclosure requirements. The Company adopted the provisions of this Accounting Standards Update (“ASU”) effective October 1, 2020. The adoption of this update did not have an impact on Barnwell's consolidated financial statements.

In October 2018, the FASB issued ASU No. 2018-17, “Consolidation: Targeted Improvements to Related Party Guidance for Variable Interest Entities,” which modifies the guidance related to indirect interests held through related parties under common control for determining whether fees paid to decision makers and service providers are variable interest. The Company adopted the provisions of this ASU effective October 1, 2020. The adoption of this update did not have an impact on Barnwell's consolidated financial statements.

2.                                   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

    Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

    We have experienced a trend of losses and negative operating cash flows in three of the last four years. Due to uncertainties regarding oil prices and the continuing impacts and uncertainties of the COVID-19 pandemic, we now face a greater uncertainty about our cash inflows as described above, which in turn leads to substantial doubt regarding our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

Prior to and during fiscal 2021, the Company investigated potential sources of funding, including non-core oil and natural gas property sales, however, no probable sources of such funding have yet been secured. Additionally, in fiscal 2020, the Company listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii for sale to generate liquidity in order to help mitigate the substantial doubt about our ability to continue as a going concern. However, the Company’s ability to sell its corporate office at an appropriate time or for a sufficient price is outside of the Company's control and is therefore not probable. Because of this uncertainty as well as the continuing uncertainties regarding the potential duration and depth of the impacts of the COVID-19 pandemic on our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

There were no options outstanding at December 31, 2020. Options to purchase 60,000 shares of common stock were excluded from the computation of diluted shares for the three months ended December 31, 2019, as their inclusion would have been anti-dilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Three months ended December 31, 2020
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$584,000	8,277,160	$0.07
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$584,000	8,277,160	$0.07

	Three months ended December 31, 2019
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(414,000)	8,277,160	$(0.05)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(414,000)	8,277,160	$(0.05)

4.    ASSET HELD FOR SALE

The Company's Honolulu corporate office is currently listed for sale. Accordingly, the Company has designated this property as an asset held for sale and the carrying value in the aggregate amount of $699,000 is included in “Asset held for sale” on the Company's Condensed Consolidated Balance Sheets at December 31, 2020 and September 30, 2020.

5.    INVESTMENTS

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP (“KD Kona”) and KKM Makai, LLLP (“KKM”), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP (“KDK”) for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I (“Increment I”), and KD II is the developer of Kaupulehu Lot 4A Increment II (“Increment II”). Barnwell's ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 15 lots remain to be sold at Increment I as of December 31, 2020, as well as from commissions on real estate sales by the real estate sales office. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, of which one was sold in fiscal 2017 and one was sold in fiscal 2016. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur.

    In March 2019, KD II admitted a new development partner, Replay Kaupulehu Development, LLC (“Replay”), a party unrelated to Barnwell, in an effort to move forward with development of the remainder of Increment II at Kaupulehu. KDK and Replay hold ownership interests of 55% and 45%, respectively, of KD II and Barnwell has a 10.8% indirect non-controlling ownership interest in KD II through KDK, which is accounted for using the equity method of accounting. Barnwell continues to have an indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP, and KD I.

    Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in the quarter ended December 31, 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I. Accordingly, Barnwell received a total of $459,000 in preferred return payments, which is reflected as an additional equity pickup in the "Equity in income (loss) of affiliates" line item on the accompanying Condensed Consolidated Statement of Operations for the three months ended December 31, 2020. The preferred return payments received during the quarter ended

December 31, 2020 brought the cumulative preferred return total to $656,000, which is the total amount Barnwell was entitled to, and thus there is no more preferred return outstanding as of December 31, 2020.
During the three months ended December 31, 2020, Barnwell received net cash distributions in the amount of $1,712,000 from the Kukio Resort Land Development Partnerships after distributing $155,000 to non-controlling interests. Of the $1,712,000 of net cash distributions received from the Kukio Resort Land Development Partnerships, $459,000 represented a payment of the preferred return from KKM, as discussed above. There were no cash distributions from the Kukio Resort Land Development Partnerships for the three months ended December 31, 2019.
Barnwell's share of the operating results of its equity affiliates was income of $1,054,000 for the three months ended December 31, 2020, which includes the $459,000 payment of the preferred return from KKM discussed above, as compared to a loss of $43,000 for the three months ended December 31, 2019. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $263,000 as of December 31, 2020, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustment of $20,000, for the three months ended December 31, 2020, increased equity in income of affiliates. There was an immaterial basis difference adjustment for the three months ended December 31, 2019.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended December 31,
	2020	2019
Revenue	$8,120,000	$1,766,000
Gross profit	$3,998,000	$796,000
Net earnings (loss)	$2,612,000	$(168,000)

As of December 31, 2020 and September 30, 2020, Barnwell's non-current investment in Kukio Resort Land Development Partnerships was $88,000 and $901,000, respectively.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 16).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. The total amount of gross proceeds from single-family lot sales was $224,500,000 through December 31, 2020. Two single-family lots were sold during the three months ended December 31, 2020 and 15 single-family lots, of the 80 lots developed within Increment I, remained to be sold as of December 31, 2020.

Under the terms of the Increment II agreement with KD II, Kaupulehu Developments is entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell will not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is also obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

The following table summarizes Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2020	2019
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$485,000	$—
Fees - included in general and administrative expenses	(59,000)	—
Sale of interest in leasehold land, net of fees paid	$426,000	$—

There is no assurance with regards to the amounts of future payments from Increment I or Increment II to be received, or that the remaining acreage within Increment II will be developed.

Investment in Leasehold Land Interest - Lot 4C

Kaupulehu Developments holds an interest in an area of approximately 1,000 acres of vacant leasehold land zoned conservation located adjacent to Lot 4A, which currently has no development potential without both a development agreement with the lessor and zoning reclassification. The lease terminates in December 2025.

6.    OIL AND NATURAL GAS PROPERTIES

Dispositions

There were no oil and natural gas property dispositions during the three months ended December 31, 2020.

In the quarter ended December 31, 2019, Barnwell entered into a purchase and sale agreement with an independent third party and sold its interests in properties located in the Progress area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to

$594,000 in order to, among other things, reflect an economic effective date of October 1, 2019. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

Acquisitions

There were no significant amounts paid for oil and natural gas property acquisitions during the three months ended December 31, 2020, and 2019.

Impairment of Oil and Natural Gas Properties

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was a $630,000 ceiling test impairment during the three months ended December 31, 2020. There was no ceiling test impairment during the three months ended December 31, 2019.

    Changes in the mandated 12-month historical rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the estimated market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. The ceiling test calculation as of December 31, 2019 included management’s estimation that the Company had the ability to fund all of the future capital expenditures necessary over the next five years to develop proved undeveloped reserves in the Twining area of Alberta, Canada. However, due to the impact on oil prices and the extreme uncertainties created by the COVID-19 pandemic on the Company's financial outlook, management is no longer reasonably certain that the Company will have the financial resources necessary to make any of the capital expenditures necessary to develop the proved undeveloped reserves. Therefore, the proved undeveloped reserves have been excluded from the quarterly ceiling test calculations subsequent to December 31, 2019.

    As discussed above, the ceiling test mandates the use of the 12-month historical rolling average first-day-of-the-month prices. If the 12-month historical rolling average first-day-of-the-month prices decline from the 12-month historical rolling average first-day-of-the-month prices used in the December 31, 2020 ceiling calculation, the Company could incur further impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected.

7.    RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees. Additionally, Barnwell sponsors a Supplemental Executive Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the Pension Plan, and a postretirement medical insurance benefits plan (“Postretirement Medical”) covering eligible U.S. employees.

In December 2019, the Company’s Board of Directors approved a resolution to freeze all future benefit accruals for all participants under the Company’s Pension Plan and SERP effective December 31, 2019. Consequently, current participants in the Pension Plan and SERP no longer accrue new benefits under the plans and new employees of the Company are no longer eligible to enter the Pension Plan and

SERP as participants after December 31, 2019. The freezing of the Pension Plan and SERP triggered a curtailment which required a remeasurement of the projected benefit obligations of the Pension Plan and SERP and resulted in an $880,000 actuarial gain in accumulated other comprehensive loss and a $1,699,000 reduction in unrecognized pension benefit costs that were previously included in accumulated other comprehensive loss, with a corresponding benefit in other comprehensive income which were recorded in the quarter ended December 31, 2019.

The following table details the components of net periodic benefit income (cost) for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended December 31,
	2020	2019	2020	2019	2020	2019
Service cost	$—	$50,000	$—	$3,000	$—	$—
Interest cost	65,000	83,000	13,000	18,000	18,000	20,000
Expected return on plan assets	(137,000)	(163,000)	—	—	—	—
Amortization of prior service cost (credit)	—	1,000	—	(1,000)	—	—
Amortization of net actuarial loss	10,000	35,000	—	5,000	23,000	20,000
Curtailment cost (income)	—	53,000	—	(53,000)	—	—
Net periodic benefit (income) cost	$(62,000)	$59,000	$13,000	$(28,000)	$41,000	$40,000

The net periodic benefit (income) cost, including service cost, is included in “General and administrative” expenses in the Company's Condensed Consolidated Statements of Operations.

Currently, no contributions are expected to be made to the Pension Plan during fiscal 2021. The SERP and Postretirement Medical plans are unfunded, and Barnwell funds benefits when payments are made. Expected payments under the Postretirement Medical plan and the SERP for fiscal 2021 are not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

8.    INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Three months ended December 31,
	2020	2019
United States	$1,422,000	$(147,000)
Canada	(775,000)	(269,000)
	$647,000	$(416,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended December 31,
	2020	2019
Current	$24,000	$7,000
Deferred	39,000	(9,000)
	$63,000	$(2,000)

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

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act (the “Act”), an omnibus spending bill to fund the federal government that also includes an array of COVID-related tax relief for individuals and businesses. The tax-related measures contained in the Act revise and expand provisions enacted earlier in the year by the Families First Coronavirus Response Act and the Coronavirus Aid, Relief, and Economic Security Act. The Act also extends a number of expiring tax provisions. Additionally, the Act provides for a 100% deduction for certain business meals incurred in calendar years 2021 and 2022. The Company determined that income tax effects related to the passage of the Act were not material to the financial statements for the three months ended December 31, 2020.

9.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provides information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three months ended December 31, 2020 and 2019.

	Three months ended December 31, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,380,000	$—	$—	$—	$1,380,000
Natural gas	375,000	—	—	—	375,000
Natural gas liquids	132,000	—	—	—	132,000
Drilling and pump	—	1,942,000	—	—	1,942,000
Contingent residual payments	—	—	485,000	—	485,000
Other	—	—	—	73,000	73,000
Total revenues before interest income	$1,887,000	$1,942,000	$485,000	$73,000	$4,387,000
Geographical regions:
United States	$—	$1,942,000	$485,000	$—	$2,427,000
Canada	1,887,000	—	—	73,000	1,960,000
Total revenues before interest income	$1,887,000	$1,942,000	$485,000	$73,000	$4,387,000
Timing of revenue recognition:
Goods transferred at a point in time	$1,887,000	$—	$485,000	$73,000	$2,445,000
Services transferred over time	—	1,942,000	—	—	1,942,000
Total revenues before interest income	$1,887,000	$1,942,000	$485,000	$73,000	$4,387,000

	Three months ended December 31, 2019
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,725,000	$—	$—	$—	$1,725,000
Natural gas	322,000	—	—	—	322,000
Natural gas liquids	94,000	—	—	—	94,000
Drilling and pump	—	2,646,000	—	—	2,646,000
Contingent residual payments	—	—	—	—	—
Other	—	—	—	56,000	56,000
Total revenues before interest income	$2,141,000	$2,646,000	$—	$56,000	$4,843,000
Geographical regions:
United States	$—	$2,646,000	$—	$7,000	$2,653,000
Canada	2,141,000	—	—	49,000	2,190,000
Total revenues before interest income	$2,141,000	$2,646,000	$—	$56,000	$4,843,000
Timing of revenue recognition:
Goods transferred at a point in time	$2,141,000	$—	$—	$56,000	$2,197,000
Services transferred over time	—	2,646,000	—	—	2,646,000
Total revenues before interest income	$2,141,000	$2,646,000	$—	$56,000	$4,843,000

Contract Balances
    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	December 31, 2020	September 30, 2020
Accounts receivables from contracts with customers	$1,625,000	$1,772,000
Contract assets	385,000	413,000
Contract liabilities	751,000	1,097,000

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

    When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of December 31, 2020 and September 30, 2020, the Company had $751,000 and $1,097,000, respectively, included in “Other current liabilities” on the balance sheet for those performance obligations expected to be completed in the next twelve months.

During the three months ended December 31, 2020 and 2019, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $573,000 and $1,480,000, respectively.

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

Performance Obligations

    The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At December 31, 2020, the Company had three contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 7% of the remaining performance obligation of $2,615,000 is expected to be recognized as revenue in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of December 31, 2020 and September 30, 2020, the Company had $147,000 and $145,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three months ended December 31, 2020 and 2019, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three months ended December 31, 2020 and 2019.

Water Well Re-drill

    In the quarter ended December 31, 2019, the Company experienced the failure of a hole opener which broke apart leaving pieces in the bottom of a water well being drilled in Hawaii. Efforts to remove the items from the well were unsuccessful through the quarter ended March 31, 2020 and subsequently the Company determined that the well should be abandoned and a new well drilled at no incremental cost to the customer as per the terms of the contract. Accordingly, all the costs to drill and abandon the first well, which are all wasted costs, were excluded from the measurement of progress toward contract completion and all such costs were fully accrued in the quarter ended March 31, 2020, as this contract was determined to be a loss job. In September 2020, while making progress towards the drilling of a replacement well in different location, the drill string twisted off and became lodged in the well borehole, which required a stoppage of drilling and the need to dislodge and retrieve the broken drill string. Accordingly, the estimated total rework costs to remediate the situation was accrued at September 30, 2020. In January 2021, the broken drill string was retrieved from the well borehole and drilling of the replacement well recommenced.

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

	Three months ended December 31,
	2020	2019
Revenues:
Oil and natural gas	$1,887,000	$2,141,000
Contract drilling	1,942,000	2,646,000
Land investment	485,000	—
Other	73,000	56,000
Total before interest income	4,387,000	4,843,000
Interest income	—	7,000
Total revenues	$4,387,000	$4,850,000
Depletion, depreciation, and amortization:
Oil and natural gas	$195,000	$606,000
Contract drilling	76,000	85,000
Other	5,000	14,000
Total depletion, depreciation, and amortization	$276,000	$705,000
Impairment:
Oil and natural gas	$630,000	$—
Total impairment	$630,000	$—
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$(373,000)	$322,000
Contract drilling	758,000	747,000
Land investment	485,000	—
Other	68,000	42,000
Total operating profit	938,000	1,111,000
Equity in income (loss) of affiliates:
Land investment	1,054,000	(43,000)
General and administrative expenses	(1,185,000)	(1,496,000)
Interest expense	(1,000)	—
Interest income	—	7,000
Earnings (loss) before income taxes	$806,000	$(421,000)

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended December 31,
	2020	2019
Foreign currency translation:
Beginning accumulated foreign currency translation	$545,000	$691,000
Change in cumulative translation adjustment before reclassifications	(234,000)	5,000
Income taxes	—	—
Net current period other comprehensive (loss) income	(234,000)	5,000
Ending accumulated foreign currency translation	311,000	696,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,980,000)	(3,608,000)
Amortization of net actuarial loss and prior service cost	33,000	60,000
Net actuarial gains arising during the period	—	2,579,000
Income taxes	—	—
Net current period other comprehensive income	33,000	2,639,000
Ending accumulated retirement plans benefit cost	(1,947,000)	(969,000)
Accumulated other comprehensive loss, net of taxes	$(1,636,000)	$(273,000)

    The amortization of net actuarial loss and prior service cost for the retirement plans are included in the computation of net periodic benefit (income) cost which is a component of “General and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 7 for additional details).

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

13.    DEBT

Paycheck Protection Program Loan

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act that was signed into law in March 2020. The note matures two years after the date of the loan disbursement and bears interest at a fixed annual rate of 1%, with the principal and interest payments deferred until ten months after the last day of the covered period. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, and the PPP, the Company can apply for and be granted forgiveness for all or a portion of the loan issued under the PPP and the loan is expected to be forgiven to the extent the proceeds are used in accordance with the PPP to cover payroll, mortgage interest, rent, and utility costs incurred by the Company over the 24-week period following the loan disbursement date. As of the date of this filing, the Company is in the process of applying for forgiveness and believes that its use of the loan proceeds will meet the conditions for forgiveness under the PPP and expects the loan to be recorded as income when legal forgiveness is obtained. As of December 31, 2020, the current and long-term portions of the loan were $81,000 and $66,000, respectively, and the current portion is included in “Other current liabilities” in the Company's Condensed Consolidated Balance Sheet.

Canada Emergency Business Account Loan

During the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of approximately $31,000 (CAD$40,000) under the Canada Emergency Business Account loan program for small businesses. The loan is interest-free with no principal payments required until December 31, 2022, after which the remaining loan balance is converted to a three year term loan at 5% annual interest paid monthly. If the Company repays 75% of the principal amount prior to December 31, 2022, there will be loan forgiveness of 25% up to a maximum of CAD$10,000.

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

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of December 31, 2020 as there is no probable or estimable contingent liability.

In July 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. The Company’s share of the proposed penalties and fines was originally calculated to approximately $1,200,000. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were dropped in lieu of the parties entering into an agreement to turn a current well into a monitoring well. The Commission and the aforementioned four parties have worked on this proposed alternative whereby the named parties would be responsible for providing the Commission with assistance to monitor the aquifer, at no cost to the Commission, to aid in the Commission’s efforts to monitor water quality in the subject area. The Company and the other three parties are currently evaluating proposals that it believes would likely satisfy the Commission's request under the proposed alternative settlement but it is currently uncertain as to whether or not they will be acceptable to the Commission. Additionally, it is uncertain as to how the cost of the alternative settlement would be allocated to the named parties of the subject violations. Accordingly, the Company recorded a contingent liability of approximately $300,000 at September 30, 2020 and there has been no change to the accrual as of December 31, 2020.

15.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Capital expenditure accruals related to oil and natural gas exploration and development decreased $225,000 during the three months ended December 31, 2020 and increased $1,661,000 during the three months ended December 31, 2019. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $176,000 during the three months ended December 31, 2020 and increased $323,000 during the three months ended December 31, 2019.

16.    RELATED PARTY TRANSACTIONS

Kaupulehu Developments is entitled to receive payments from the sales of lots and/or residential units by KD I and KD II. KD I and KD II are part of the Kukio Resort Land Development Partnerships in which Barnwell holds indirect 19.6% and 10.8% non-controlling ownership interests, respectively, accounted for under the equity method of investment. The percentage of sales payments are part of transactions which took place in 2004 and 2006 where Kaupulehu Developments sold its leasehold interests in Increment I and Increment II to KD I's and KD II's predecessors in interest, respectively, which was prior to Barnwell’s affiliation with KD I and KD II which commenced on November 27, 2013, the acquisition date of our ownership interest in the Kukio Resort Land Development Partnerships. Changes to the arrangement above, effective March 7, 2019, are discussed in Note 5.

During the three months ended December 31, 2020, Barnwell received $485,000 in percentage of sales payments from KD I from the sale of two single-family lots within Phase II of Increment I. No lots were sold during the three months ended December 31, 2019.

17.    SUBSEQUENT EVENTS

In January 2021, the Company entered into a cooperation and support agreement with MRMP-Managers LLC, Ned L. Sherwood Revocable Trust, Ned L. Sherwood and Bradley M. Tirpak (collectively, the “MRMP Stockholders”), with respect to the potential proxy contest pertaining to the election of directors to our Board of Directors (the “Board”). Pursuant to the terms of the agreement, among other things, the Company will nominate its current slate of directors, which includes three of the MRMP nominees and two new independent directors elected in 2020, to stand for reelection to the Board at the upcoming 2021 annual meeting of stockholders. The MRMP Stockholders have agreed to withdraw their proposed slate of directors and to vote their shares of common stock of the Company in favor of the election of the designated slate. In exchange for this arrangement, the Company has agreed to reimburse the MRMP Stockholders for their reasonable, documented out-of-pocket fees and expenses (including legal expenses) in connection with the MRMP Stockholders’ election contest at the Company’s 2020 annual meeting of stockholders and the negotiation of this agreement incurred through the filing of an amended Schedule 13D promptly after the date of this agreement, in an amount not to exceed $300,000 in the aggregate. One-half of such expenses shall be paid promptly following the execution of the agreement and one-half of such expenses shall be paid within ninety (90) days of the date of the agreement. The financial statement impacts of this agreement will be reflected in the Company’s quarter ending March 31, 2021.

Additionally, in January 2021, Barnwell received a net cash distribution in the amount of $199,000 from the Kukio Resort Land Development Partnerships. Financial results of this distribution will be reflected in Barnwell's quarter ending March 31, 2021.

On February 9, 2021, the Board of Directors of the Company granted options to purchase 665,000 shares of common stock, 310,000 shares to independent directors and 355,000 shares to employees. 605,000 shares of the stock options granted have an exercise price equal to the closing market price of Barnwell’s stock on the date of grant of $3.33, vest annually over three years, and expire in ten years from the date of grant. 60,000 shares of the stock options granted have an exercise price of $3.66 (110% of the closing market price on the date of grant for options granted to affiliates), vest annually over three years, and expire in five years from the date of grant.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Relevant to Forward-Looking Information
For the Purpose Of “Safe Harbor” Provisions Of The
Private Securities Litigation Reform Act of 1995

This Form 10-Q, and the documents incorporated herein by reference, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). A forward-looking statement is one which is based on current expectations of future events or conditions and does not relate to historical or current facts. These statements include various estimates, forecasts, projections of Barnwell’s future performance, statements of Barnwell’s plans and objectives, and other similar statements. All such statements we make are forward-looking statements made under the safe harbor of the PSLRA, except to the extent such statements relate to the operations of a partnership or limited liability company. Forward-looking statements include phrases such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “predicts,” “estimates,” “assumes,” “projects,” “may,” “will,” “will be,” “should,” or similar expressions. Although Barnwell believes that its current expectations are based on reasonable assumptions, it cannot assure that the expectations contained in such forward-looking statements will be achieved. Forward-looking statements involve risks, uncertainties and assumptions which could cause actual results to differ materially from those contained in such statements. The risks, uncertainties and other factors that might cause actual results to differ materially from Barnwell’s expectations are set forth in the “Forward-Looking Statements” and “Risk Factors” sections of Barnwell’s Annual Report on Form 10-K for the year ended September 30, 2020. Investors should not place undue reliance on these forward-looking statements, as they speak only as of the date of filing of this Form 10-Q, and Barnwell expressly disclaims any obligation or undertaking to publicly release any updates or revisions to any forward-looking statements contained herein.

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1, for the fiscal year ended September 30, 2020. There have been no significant changes to these critical accounting policies and estimates during the three months ended December 31, 2020. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Current Outlook

Impact of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. As a result, the normal operations of many businesses have been disrupted, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. The global economy, our markets and our business have been materially and adversely affected by COVID-19.

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

Going Concern

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.

We have experienced a trend of losses and negative operating cash flows in three of the last four years. Due to uncertainties regarding oil prices and the continuing impacts and uncertainties of the COVID-19 pandemic, we now face a greater uncertainty about our cash inflows as described above, which in turn leads to substantial doubt regarding our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.

Prior to and during fiscal 2021, the Company investigated potential sources of funding, including non-core oil and natural gas property sales, however, no probable sources of such funding have yet been secured. Additionally, in fiscal 2020, the Company listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii for sale to generate liquidity in order to help mitigate the substantial doubt about our ability to continue as a going concern. However, the Company’s ability to sell its corporate office at an appropriate time or for a sufficient price is outside of the Company's control and is therefore not probable. Because of this uncertainty as well as the continuing uncertainties regarding the potential duration and depth of the impacts of the COVID-19 pandemic on our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu

Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 15 remained to be sold at December 31, 2020, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

•The right to receive 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK's cumulative net profits derived from Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interest in KD II or KDK through its interest in Kaupulehu Developments. Barnwell also has rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell's existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is now also obligated to pay an amount equal to 0.72% and 0.20% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur.

•An indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD I and an indirect 10.8% non-controlling ownership interest in KD II through KDK. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels as well as from commission on real estate sales by the real estate sales office.

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

Results of Operations

Summary

The net income attributable to Barnwell for the three months ended December 31, 2020 totaled $584,000, a $998,000 increase in operating results from a net loss of $414,000 for the three months ended December 31, 2019. The following factors affected the results of operations for the three months ended December 31, 2020 as compared to the same period in the prior year:

•A $1,097,000 increase in equity in income from affiliates as a result of increased operating results of the Kukio Resort Land Development Partnerships;

•A $485,000 increase in land investment segment operating results, before income taxes and non-controlling interests' share of such profits, due to the sale of two lots in the current period, whereas there were no lot sales in the same period in the prior year; and

•A $695,000 decrease in oil and natural gas segment operating results, before income taxes, due primarily to a ceiling test impairment of $630,000 in the current period, whereas there was no such ceiling test impairment in the prior year period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 1% in the three months ended December 31, 2020 as compared to the same period in the prior year, and the exchange rate of the Canadian dollar to the U.S. dollar increased 4% at December 31, 2020 as compared to September 30, 2020. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net earnings (loss). Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended December 31, 2020 was $234,000, a $239,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $5,000 for the same period in the prior year. There were no taxes on other comprehensive income (loss) due to foreign currency translation adjustments in the three months ended December 31, 2020 and 2019 due to a full valuation allowance on the related deferred tax assets.

Oil and natural gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	December 31,		(Decrease)
	2020	2019	$	%
Natural Gas (Mcf)*	$2.12	$1.84	$0.28	15%
Oil (Bbls)**	$35.48	$48.76	$(13.28)	(27%)
Liquids (Bbls)**	$21.96	$18.71	$3.25	17%

	Net Production
	Three months ended		Increase
	December 31,		(Decrease)
	2020	2019	Units	%
Natural Gas (Mcf)*	171,000	168,000	3,000	2%
Oil (Bbls)**	39,000	35,000	4,000	11%
Liquids (Bbls)**	6,000	5,000	1,000	20%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated $373,000 of operating loss before general and administrative expenses in the three months ended December 31, 2020, a decrease in operating results of $695,000 as compared to a $322,000 operating profit during the same period of the prior year. There was a $630,000 ceiling test impairment included in the operating loss in the current year, whereas there was no ceiling test impairment in the prior year period.

Oil and natural gas revenues decreased $254,000 (12%) for the three months ended December 31, 2020, as compared to the same period in the prior year, primarily due to a 27% decrease in oil prices, which was partially offset by a 11% increase in oil production as compared to the same period in the prior year. Oil and natural gas operating expenses increased $222,000 (18%) for the three months ended December 31, 2020, as compared to the prior year period, primarily due to an increase in oil production in the current year period. Oil and natural gas segment depletion decreased $411,000 (68%) for the three months ended December 31, 2020, as compared to the prior year period, primarily due to a decrease in the depletion rate as a result of ceiling test impairment write-downs in the prior fiscal year.

While oil prices have recovered somewhat from the significant lows of March through May of the prior year, the Company is unable to reasonably predict future oil prices and the impacts future oil prices will have on the Company.

Sale of interest in leasehold land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots and/or residential units in Increment I by KD I.

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Three months ended December 31,
	2020	2019
Sale of interest in leasehold land:
Revenues – sale of interest in leasehold land	$485,000	$—
Fees - included in general and administrative expenses	(59,000)	—
Sale of interest in leasehold land, net of fees paid	$426,000	$—

During the three months ended December 31, 2020, Barnwell received $485,000 in percentage of sales payments from KD I from the sale of two single-family lots within Phase II of Increment I. No lots were sold during the three months ended December 31, 2019.

As of December 31, 2020, 15 single-family lots, of the 80 lots developed within Increment I, remained to be sold. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed.

Contract drilling

Contract drilling revenues and contract drilling costs decreased $704,000 (27%) and $706,000 (39%), respectively, for the three months ended December 31, 2020, as compared to the same period in the prior year. The contract drilling segment generated a $758,000 operating profit before general and administrative expenses in the three months ended December 31, 2020, an increase in operating results of $11,000 as compared to a $747,000 operating profit during the same period of the prior year.

The decrease in contract drilling revenues and contract drilling costs for the three months ended December 31, 2020 as compared to the same period in prior year is primarily due to a significant well drilling contract in the prior year period. The significant well drilling contract was for multiple wells and was based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Up to three drilling rigs were being used at this job during the prior year period with crews working extended hours. However, operational activity related to this contract has been winding down in the quarter ended December 31, 2020 and thus contract drilling revenues and costs have decreased in the current year period as compared to the same period of the prior year. This significant well drilling contract was essentially complete as of December 31, 2020. Accordingly, contract drilling revenues and costs for the remaining quarters of fiscal 2021 are expected to be lower as compared to the same periods in fiscal 2020.

In the quarter ended December 31, 2019, the Company experienced the failure of a hole opener which broke apart leaving pieces in the bottom of a water well being drilled in Hawaii. Efforts to remove the items from the well were unsuccessful through the quarter ended March 31, 2020 and subsequently the Company determined that the well should be abandoned and a new well drilled at no incremental cost to the customer as per the terms of the contract. Accordingly, all the costs to drill and abandon the first well, which are all wasted costs, were excluded from the measurement of progress toward contract completion and all such costs were fully accrued in the quarter ended March 31, 2020, as this contract was determined to be a loss job. In September 2020, while making progress towards the drilling of a replacement well in different location, the drill string twisted off and became lodged in the well borehole, which required a stoppage of drilling and the need to dislodge and retrieve the broken drill string. Accordingly, the estimated total rework costs to remediate the situation was accrued at September 30, 2020. In January 2021, the broken drill string was retrieved from the well borehole and drilling of the replacement well recommenced.

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of December 31, 2020 as there is no probable or estimable contingent liability.

In July 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. The Company’s share of the proposed penalties and fines was originally calculated to approximately $1,200,000. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were dropped in lieu of the parties entering into an agreement to turn a current well into a monitoring well. The Commission and the aforementioned four parties have worked on this proposed alternative whereby the named parties would be responsible for providing the Commission with assistance to monitor the aquifer, at no cost to the Commission, to aid in the Commission’s efforts to monitor water quality in the subject area. The Company and the other three parties are currently evaluating proposals that it believes would likely satisfy the Commission's request under the proposed alternative settlement but it is currently uncertain as to whether or not they will be acceptable to the Commission. Additionally, it is uncertain as to how the cost of the alternative settlement would be allocated to the named parties of the subject violations. Accordingly, the Company recorded a contingent liability of approximately $300,000 at September 30, 2020 and no subsequent accruals have been recorded as of December 31, 2020.

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

General and administrative expenses

General and administrative expenses decreased $311,000 (21%) for the three months ended December 31, 2020, as compared to the same period in the prior year. The decrease was primarily due to a decrease in compensation costs and professional fees related to audit and legal services in the current year period, as compared to the prior year period. The decrease was partially offset by increased professional fees related to land investment segment proceeds in the current year period, as compared to the same period in the prior year.

Depletion, depreciation, and amortization

Depletion, depreciation, and amortization decreased $429,000 (61%) for the three months ended December 31, 2020, as compared to the same period in the prior year, primarily due to a decrease in the depletion rate as a result of ceiling test impairment write-downs in the prior fiscal year as discussed in the “Oil and natural gas” section above.

Impairment of assets

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was a $630,000 ceiling test impairment during the three months ended December 31, 2020. There was no ceiling test impairment during the three months ended December 31, 2019.

    Changes in the mandated 12-month historical rolling average first-day-of-the-month prices for oil, natural gas and natural gas liquids prices, the value of reserve additions as compared to the amount of capital expenditures to obtain them, and changes in production rates and estimated levels of reserves, future development costs and the estimated market value of unproved properties, impact the determination of the maximum carrying value of oil and natural gas properties. The ceiling test calculation at December 31, 2019 included management’s estimation that the Company had the ability to fund all of the future capital expenditures necessary over the next five years to develop proved undeveloped reserves in the Twining area of Alberta, Canada. However, due to the impact on oil prices and the extreme uncertainties created by the COVID-19 pandemic on the Company's financial outlook, management is no longer reasonably certain that the Company will have the financial resources necessary to make any of the capital expenditures necessary to develop the proved undeveloped reserves. Therefore, the proved undeveloped reserves have been excluded from the quarterly ceiling test calculations subsequent to December 31, 2019.

    As discussed above, the ceiling test mandates the use of the 12-month historical rolling average first-day-of-the-month prices. If the 12-month historical rolling average first-day-of-the-month prices decline from the 12-month historical rolling average first-day-of-the-month prices used in the December 31, 2020 ceiling calculation, the Company could incur further impairment write-downs in future periods in the absence of any offsetting factors that are not currently known or projected.

Equity in income (loss) of affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $1,054,000 during the three months ended December 31, 2020, as compared to allocated losses of $43,000 during the three months December 31, 2019. The increase in the allocated partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of two lots during the current year period, whereas there was no lot sales in the prior year period, as well as a significant increase in real estate resale activity in the current year period for which the Kukio Resort Land Development Partnerships' real estate sales office earns commissions revenue. Additionally, the increase is also attributed to $459,000 in preferred return payments received from KKM, as discussed below.

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in the quarter ended December 31, 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I. Accordingly, Barnwell received a total of $459,000 in preferred return payments, which is reflected as an additional equity pickup in the "Equity in income (loss) of affiliates" line item on the accompanying Condensed Consolidated Statement of Operations for the three months ended December 31, 2020. The preferred return payments received during the quarter ended December 31, 2020 brought the cumulative preferred return total to $656,000, which is the total amount Barnwell was entitled to, and thus there is no more preferred return outstanding as of December 31, 2020.

During the three months ended December 31, 2020, Barnwell received net cash distributions in the amount of $1,712,000 from the Kukio Resort Land Development Partnerships after distributing $155,000 to non-controlling interests. Of the $1,712,000 of net cash distributions received from the Kukio Resort Land Development Partnerships, $459,000 represented a payment of the preferred return from KKM, as discussed above. There were no cash distributions from the Kukio Resort Land Development Partnerships for the three months ended December 31, 2019.

Income taxes

Barnwell’s effective consolidated income tax rate for the three months ended December 31, 2020, after adjusting earnings (loss) before income taxes for non-controlling interests, was 10%, as compared to an effective income tax benefit rate of nil for the three months ended December 31, 2019.
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

Net earnings attributable to non-controlling interests for the three months ended December 31, 2020 totaled $159,000, as compared to net loss attributable to non-controlling interests of $5,000 for the same period in the prior year. The increase of $164,000 is primarily due to percentage of sales proceeds received in the current period, whereas there were no percentage of sale proceeds received in the prior year period, and an increase in the amount of Kukio Resort Land Development Partnerships' income in the current year period as compared to the same period in the prior year.

Liquidity and Capital Resources

Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, and land investment segment proceeds. At December 31, 2020, Barnwell had $5,370,000 in working capital.

Cash Flows

Cash flows provided by operating activities totaled $80,000 for the three months ended December 31, 2020, as compared to cash flows used in operating activities of $1,366,000 for the same period in the prior year. This $1,446,000 change in operating cash flows was primarily due to distributions of income from the Kukio Resort Land Development Partnerships in the current year period, as compared to none in the same period of the prior year, and fluctuations in working capital.

Cash flows provided by investing activities totaled $875,000 during the three months ended December 31, 2020, as compared to cash flows used in investing activities of $863,000 during the same period of the prior year. This $1,738,000 increase in investing cash flows was primarily due to a decrease of $1,080,000 in oil and natural gas capital expenditures, a $426,000 increase in percentage of sales proceeds received, net of fees, and an increase of $813,000 received in distributions from equity investees in excess of earnings in the current year period as compared to none in the prior year period, partially offset by a $594,000 decrease in proceeds from the sale oil and natural gas properties in the current period as compared to the prior year period.

Cash flows used in financing activities totaled $217,000 during the three months ended December 31, 2020. There was no cash flows from financing activities for the three months ended December 31, 2019. The $217,000 change in financing cash flows was primarily attributed to $248,000 in distributions to non-controlling interests in the current year, which was partially offset by an increase of $31,000 in long-term debt borrowings attributed to the Canada Emergency Business Account Loan received during the current year period.

Paycheck Protection Program Loan

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act that was signed into law in March 2020. The note matures two years after the date of the loan disbursement and bears interest at a fixed annual rate of 1%, with the principal and interest payments deferred until ten months after the last day of the covered period. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, and the PPP, the Company can apply for and be granted forgiveness for all or a portion of the loan issued under the PPP and the loan is expected to be forgiven to the extent the proceeds are used in accordance with the PPP to cover payroll, mortgage interest, rent, and utility costs incurred by the Company over the 24-week period following the loan disbursement date. As of the date of this filing, the Company is in the process of applying for forgiveness and believes that its use of the loan proceeds will meet the conditions for forgiveness under the PPP and expects the loan to be recorded as income when legal forgiveness is obtained.

Canada Emergency Business Account Loan

During the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of approximately $31,000 (CAD$40,000) under the Canada Emergency Business Account loan program for small businesses. The loan is interest-free with no principal payments required until December 31, 2022, after which the remaining loan balance is converted to a three year term loan at 5% annual interest paid monthly. If the Company repays 75% of the principal amount prior to December 31, 2022, there will be loan forgiveness of 25% up to a maximum of CAD$10,000.

Going Concern

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses.
We have experienced a trend of losses and negative operating cash flows in three of the last four years. Due to uncertainties regarding oil prices and the continuing impacts and uncertainties of the COVID-19 pandemic, we now face a greater uncertainty about our cash inflows as described above, which in turn leads to substantial doubt regarding our ability to make the required discretionary cash outflows for the capital expenditures necessary to convert our proved undeveloped reserves to proved developed reserves. Furthermore, because of the greater uncertainty about our cash inflows described above, there is substantial doubt about our ability to fund our non-discretionary cash outflows and thus substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report.
Prior to and during fiscal 2021, the Company investigated potential sources of funding, including non-core oil and natural gas property sales, however, no probable sources of such funding have yet been secured. Additionally, in fiscal 2020, the Company listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii for sale to generate liquidity in order to mitigate the substantial doubt about our ability to continue as a going concern. However, the Company’s ability to sell its corporate office at an appropriate time or for a sufficient price is outside of the Company's control and is therefore not probable. Because of this uncertainty as well as the continuing uncertainties regarding the potential duration and depth of the impacts of the COVID-19 pandemic on our business as described above, substantial doubt about our ability to continue as a going concern for one year from the date of the filing of this report exists.
NYSE American Continued Listing Standard
On January 13, 2020, the Company received a letter from the NYSE American staff (the “Exchange Staff”) indicating that the Company was not in compliance with Part 10, Sections 1003(a)(i) and (a)(ii) of the NYSE American Company Guide (the “Guide”) since it reported stockholders’ equity of $1.2 million and net losses in fiscal years ended September 30, 2019, September 30, 2018 and September 30, 2016. The Company’s failure to meet the NYSE American’s stockholders’ equity requirements and the exceptions resulted in a risk that our common stock may be delisted.

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

The Company’s reported stockholders’ equity fell from $2,049,000 at March 31, 2020 to a stockholders’ deficit of $2,045,000 at September 30, 2020. At December 31, 2020, the Company reported a stockholders' deficit of $1,662,000, as disclosed in the accompanying condensed consolidated financial statements of this report. Thus, the Company may fail to be in compliance with the NYSE American continued listing standards relating to stockholders’ equity to which the Plan relates; specifically Section 1003(a)(i) and Section 1003(a)(ii). The Company submitted updates to the Plan, as required or requested by the NYSE American with the most recent Plan update submitted January 2021. The January 2021 Plan updates presented initiatives which, if all of them are achieved, could result in the amount of stockholders’ equity required by the NYSE American at the end of the Plan Period and accordingly result in the Company regaining compliance with the NYSE American’s continued listing standards. There is no assurance that the presented initiatives will in fact be achieved. The Company has not yet received any correspondence from the NYSE American regarding the January 2021 Plan updates. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our common stock, reduced liquidity, and an inability for us to obtain financing to fund our operations.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding additions and revisions to estimated asset retirement obligations, totaled $139,000 for the three months ended December 31, 2020, as compared to $3,105,000 for the same period in the prior year.

Due to the uncertainties created by the COVID-19 pandemic, investments in oil and natural gas properties have been suspended pending suitable market opportunities and sufficient sources of funding.

Oil and Natural Gas Properties Acquisitions and Dispositions

Dispositions

There were no oil and natural gas property dispositions during the three months ended December 31, 2020.

In the quarter ended December 31, 2019, Barnwell entered into a purchase and sale agreement with an independent third party and sold its interests in properties located in the Progress area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $594,000 in order to, among other things, reflect an economic effective date of October 1, 2019. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

Acquisitions

There were no significant amounts paid for oil and natural gas property acquisitions during the three months ended December 31, 2020, and 2019.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of December 31, 2020, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2020 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	February 16, 2021	/s/ Russell M. Gifford
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