Form 10-Q
period 2021-03-31
BARNWELL INDUSTRIES INC
filed 2021-05-13
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
or
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

As of May 7, 2021 there were 8,277,160 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,387,000	$4,584,000
Accounts and other receivables, net of allowance for doubtful accounts of: $368,000 at March 31, 2021; $341,000 at September 30, 2020	2,331,000	2,176,000
Income taxes receivable	474,000	472,000
Asset held for sale	699,000	699,000
Deferred offering costs	483,000	—
Other current assets	1,954,000	1,556,000
Total current assets	10,328,000	9,487,000
Asset for retirement benefits	915,000	771,000
Investments	159,000	901,000
Operating lease right-of-use assets	201,000	249,000
Other non-current asset	250,000	—
Property and equipment	77,373,000	73,431,000
Accumulated depletion, impairment, depreciation, and amortization	(74,457,000)	(69,657,000)
Property and equipment, net	2,916,000	3,774,000
Total assets	$14,769,000	$15,182,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,731,000	$2,104,000
Accrued capital expenditures	184,000	542,000
Accrued compensation	547,000	408,000
Accrued operating and other expenses	1,147,000	1,325,000
Current portion of operating lease liabilities	103,000	111,000
Current portion of asset retirement obligation	869,000	647,000
Other current liabilities	563,000	1,227,000
Total current liabilities	6,144,000	6,364,000
Long-term debt	64,000	58,000
Operating lease liabilities	101,000	143,000
Liability for retirement benefits	4,887,000	4,829,000
Asset retirement obligation	5,780,000	5,547,000
Deferred income tax liabilities	208,000	194,000
Total liabilities	17,184,000	17,135,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 8,445,060 issued at March 31, 2021 and September 30, 2020	4,223,000	4,223,000
Additional paid-in capital	1,501,000	1,350,000
Accumulated deficit	(4,169,000)	(3,897,000)
Accumulated other comprehensive loss, net	(1,688,000)	(1,435,000)
Treasury stock, at cost: 167,900 shares at March 31, 2021 and September 30, 2020	(2,286,000)	(2,286,000)
Total stockholders’ deficit	(2,419,000)	(2,045,000)
Non-controlling interests	4,000	92,000
Total deficit	(2,415,000)	(1,953,000)
Total liabilities and equity	$14,769,000	$15,182,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Revenues:
Oil and natural gas	$2,552,000	$1,910,000	$4,439,000	$4,051,000
Contract drilling	1,389,000	2,593,000	3,331,000	5,239,000
Sale of interest in leasehold land	—	—	485,000	—
Gas processing and other	57,000	79,000	130,000	142,000
	3,998,000	4,582,000	8,385,000	9,432,000
Costs and expenses:
Oil and natural gas operating	1,759,000	1,285,000	3,194,000	2,498,000
Contract drilling operating	1,465,000	1,771,000	2,573,000	3,585,000
General and administrative	1,928,000	2,031,000	3,113,000	3,527,000
Depletion, depreciation, and amortization	227,000	687,000	503,000	1,392,000
Impairment of assets	—	1,637,000	630,000	1,637,000
Interest expense	3,000	—	4,000	—
Gain on sale of asset	—	(1,336,000)	—	(1,336,000)
	5,382,000	6,075,000	10,017,000	11,303,000
Loss before equity in income (loss) of affiliates and income taxes	(1,384,000)	(1,493,000)	(1,632,000)	(1,871,000)
Equity in income (loss) of affiliates	624,000	(25,000)	1,678,000	(68,000)
(Loss) earnings before income taxes	(760,000)	(1,518,000)	46,000	(1,939,000)
Income tax provision (benefit)	34,000	—	97,000	(2,000)
Net loss	(794,000)	(1,518,000)	(51,000)	(1,937,000)
Less: Net earnings (loss) attributable to non-controlling interests	62,000	(4,000)	221,000	(9,000)
Net loss attributable to Barnwell Industries, Inc.	$(856,000)	$(1,514,000)	$(272,000)	$(1,928,000)
Basic and diluted net loss per common share attributable to Barnwell Industries, Inc. stockholders	$(0.10)	$(0.18)	$(0.03)	$(0.23)
Weighted-average number of common shares outstanding:
Basic and diluted	8,277,160	8,277,160	8,277,160	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Net loss	$(794,000)	$(1,518,000)	$(51,000)	$(1,937,000)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of taxes of $0	(85,000)	84,000	(319,000)	89,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	33,000	20,000	66,000	80,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	—	880,000
Curtailment gain, net of taxes of $0	—	—	—	1,699,000
Total other comprehensive (loss) income	(52,000)	104,000	(253,000)	2,748,000
Total comprehensive (loss) income	(846,000)	(1,414,000)	(304,000)	811,000
Less: Comprehensive (income) loss attributable to non-controlling interests	(62,000)	4,000	(221,000)	9,000
Comprehensive (loss) income attributable to Barnwell Industries, Inc.	$(908,000)	$(1,410,000)	$(525,000)	$820,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Six months ended March 31, 2021 and 2020
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at September 30, 2019	8,277,160	$4,223,000	$1,350,000	$859,000	$(2,917,000)	$(2,286,000)	$100,000	$1,329,000
Net loss	—	—	—	(1,928,000)	—	—	(9,000)	(1,937,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	89,000	—	—	89,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	80,000	—	—	80,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	—	—	880,000	—	—	880,000
Curtailment gain, net of taxes of $0	—	—	—	—	1,699,000	—	—	1,699,000
Balance at March 31, 2020	8,277,160	$4,223,000	$1,350,000	$(1,069,000)	$(169,000)	$(2,286,000)	$91,000	$2,140,000

Balance at September 30, 2020	8,277,160	$4,223,000	$1,350,000	$(3,897,000)	$(1,435,000)	$(2,286,000)	$92,000	$(1,953,000)
Net (loss) earnings	—	—	—	(272,000)	—	—	221,000	(51,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(319,000)	—	—	(319,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(309,000)	(309,000)
Share-based compensation	—	—	151,000	—	—	—	—	151,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	66,000	—	—	66,000
Balance at March 31, 2021	8,277,160	$4,223,000	$1,501,000	$(4,169,000)	$(1,688,000)	$(2,286,000)	$4,000	$(2,415,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(51,000)	$(1,937,000)
Adjustments to reconcile net loss to net cash
used in operating activities:
Equity in (income) loss of affiliates	(1,678,000)	68,000
Depletion, depreciation, and amortization	503,000	1,392,000
Gain on sale of asset	—	(1,336,000)
Impairment of assets	630,000	1,637,000
Sale of interest in leasehold land, net of fees paid	(426,000)	—
Distributions of income from equity investees	1,607,000	—
Retirement benefits (income) expense	(17,000)	26,000
Non-cash rent (income) expense	(2,000)	50,000
Accretion of asset retirement obligation	277,000	276,000
Deferred income tax expense (benefit)	14,000	(9,000)
Asset retirement obligation payments	(179,000)	(420,000)
Share-based compensation expense	151,000	—
Retirement plan contributions and payments	(4,000)	(4,000)
Bad debt expense	7,000	150,000
Decrease from changes in current assets and liabilities	(1,170,000)	(145,000)
Net cash used in operating activities	(338,000)	(252,000)
Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	426,000	—
Distribution from equity investees in excess of earnings	813,000	—
Proceeds from the sale of asset	—	1,100,000
Proceeds from the sale of oil and natural gas assets	—	594,000
Capital expenditures - oil and natural gas	(552,000)	(2,448,000)
Capital expenditures - all other	(24,000)	(203,000)
Payment for other non-current asset	(250,000)	—
Net cash provided by (used in) investing activities	413,000	(957,000)
Cash flows from financing activities:
Borrowings on long-term debt	47,000	—
Distributions to non-controlling interests	(309,000)	—
Payment of deferred offering costs	(23,000)	—
Net cash used in financing activities	(285,000)	—
Effect of exchange rate changes on cash and cash equivalents	13,000	(18,000)
Net decrease in cash and cash equivalents	(197,000)	(1,227,000)
Cash and cash equivalents at beginning of period	4,584,000	4,613,000
Cash and cash equivalents at end of period	$4,387,000	$3,386,000

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2021, results of operations and comprehensive (loss) income for the three and six months ended March 31, 2021 and 2020, and equity (deficit) and cash flows for the six months ended March 31, 2021 and 2020, have been made. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

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

Significant Accounting Policies

Other than as set forth below, there have been no changes to Barnwell's significant accounting policies as described in the Notes to Consolidated Financial Statements included in Item 8 of the Company's most recently filed Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No. 1.

Share-based Compensation

Share-based compensation cost is measured at fair value. Barnwell utilizes a closed-form valuation model to determine the fair value of each option award. Expected volatilities are based on the historical volatility of Barnwell’s stock over a period consistent with that of the expected terms of the options. The expected terms of the options represent expectations of future employee exercise and are estimated based on factors such as vesting periods, contractual expiration dates, historical trends in Barnwell’s stock price, and historical exercise behavior. If the Company does not have sufficient historical data regarding employee exercise behavior, the “simplified method” as permitted by the SEC’s Staff Accounting Bulletin No. 110, Share-Based Payment is utilized to estimate the expected terms of the options. The risk-free rates for periods within the contractual life of the options are based on the yields of U.S. Treasury instruments with terms comparable to the estimated option terms. Expected dividends are based on current and historical dividend payments. The Company's policy is to recognize forfeitures as they occur.

Deferred Offering Costs

The Company will incur certain incremental costs directly associated with its at-the-market offering in which the Company can sell, from time to time, shares of its common stock (see Note 15). These costs typically include fees paid to underwriters, attorneys, accountants, and other third parties. The offering costs incurred by the Company are currently capitalized as current assets and are recorded as “deferred offering costs” on the Company’s Condensed Consolidated Balance Sheet. Upon the initial sale of the Company’s shares, the deferred offering costs will be recorded in stockholder’s equity as a reduction of additional paid-in capital generated as a result of the offering. If the sale of the Company’s shares are determined to be no longer probable, the deferred offering costs will be charged to expense.

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

    Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses. In addition, as discussed in the "Asset Retirement Obligation" section of "Liquidity and Capital Resources," a significant amount of funds will be required to be put on deposit with Canadian regulatory authorities to fund abandonments at the Company's oil and natural gas properties in the Manyberries area.

The Company listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii for sale to generate liquidity in order to help mitigate the substantial doubt about our ability to continue as a going concern. The corporate office is currently under a purchase and sales contract with a buyer with a tentative closing to occur prior to September 30, 2021. While the Company believes the likelihood of the sale occurring as per the terms of the contract is more likely than not, the Company’s ability to successfully consummate the sale cannot be assured.

On March 16, 2021, the Company initiated an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell, from time to time, shares of its common stock under price and volume guidelines set by the Company's Board of Directors and the terms and conditions described in the Registration Statement. As of the filing date of this Quarterly Report, no shares have been sold under the ATM, and there is no assurance that a sufficient level of funds can be raised by the ATM.

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. These properties were previously marketed for sale in January 2020, before the COVID-19 lockdowns began, but the Company did not receive any suitable offers, in part due to the impact of COVID-19 on oil and gas markets. There is no assurance that the sale of these properties will occur.

We have experienced a trend of losses and negative operating cash flows in three of the last four years. While potential sources of liquidity may come from the aforementioned initiatives, due to the continuing uncertainties regarding the impacts of the COVID-19 pandemic on our business and the sufficiency of our cash balances and future cash inflows as described above, there is substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern for one year from the date of the filing of this report. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

3.    NET LOSS PER COMMON SHARE

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

Options to purchase 665,000 and 60,000 shares of common stock were excluded from the computation of diluted shares for the three and six months ended March 31, 2021 and 2020, respectively, as their inclusion would have been anti-dilutive.

Reconciliations between net loss attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net loss per share computations are detailed in the following tables:

	Three months ended March 31, 2021
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(856,000)	8,277,160	$(0.10)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(856,000)	8,277,160	$(0.10)

	Six months ended March 31, 2021
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(272,000)	8,277,160	$(0.03)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(272,000)	8,277,160	$(0.03)

	Three months ended March 31, 2020
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,514,000)	8,277,160	$(0.18)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,514,000)	8,277,160	$(0.18)

	Six months ended March 31, 2020
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(1,928,000)	8,277,160	$(0.23)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(1,928,000)	8,277,160	$(0.23)

4.    INVESTMENTS

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP and KKM Makai, LLLP (“KKM”), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP (“KDK”) for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I (“Increment I”), and KD II is the developer of Kaupulehu Lot 4A Increment II (“Increment II”). Barnwell’s ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which 15 lots remain to be sold at Increment I as of March 31, 2021, as well as from commissions on real estate sales by the real estate sales office. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, of which one was sold in fiscal 2017 and one was sold in fiscal 2016. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur.

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
Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interest in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in the quarter ended December 31, 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I. Accordingly, Barnwell received a total of $459,000 in preferred return payments, which is reflected as an additional equity pickup in the "Equity in income (loss) of affiliates" line item on the accompanying Condensed Consolidated Statement of Operations for the six months ended March 31, 2021. The preferred return payments received in the quarter ended December 31, 2020, brought the cumulative preferred return total to $656,000, which is the total amount Barnwell was entitled to, and thus there is no more preferred return outstanding as of March 31, 2021.

During the six months ended March 31, 2021, Barnwell received net cash distributions in the amount of $2,205,000 from the Kukio Resort Land Development Partnerships after distributing $215,000 to non-controlling interests. Of the $2,205,000 of net cash distributions received from the Kukio Resort Land Development Partnerships, $459,000 represented a payment of the preferred return from KKM, as discussed above. There were no distributions from the Kukio Resort Land Development Partnerships for the six months ended March 31, 2020.

Barnwell’s share of the operating results of its equity affiliates was income of $624,000 and $1,678,000, which includes the $459,000 payment of the preferred return from KKM discussed above, for the three and six months ended March 31, 2021, respectively, compared to losses of $25,000 and $68,000 for the three and six months ended March 31, 2020, respectively. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $233,000 as of March 31, 2021, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $50,000 and $5,000 for the six months ended March 31, 2021 and 2020, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended March 31,
	2021	2020
Revenue	$7,330,000	$1,224,000
Gross profit	$3,646,000	$651,000
Net earnings (loss)	$2,702,000	$(135,000)

	Six months ended March 31,
	2021	2020
Revenue	$15,450,000	$2,990,000
Gross profit	$7,644,000	$1,447,000
Net earnings (loss)	$5,314,000	$(303,000)

As of March 31, 2021 and September 30, 2020, Barnwell's non-current investment in Kukio Resort Land Development Partnerships was $159,000 and $901,000, respectively.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 18).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. The total amount of gross proceeds from single-family lots sales was $224,500,000 through March 31, 2021. Two single-family lots were sold during the six months ended March 31, 2021 and 15 single-family lots, of the 80 lots developed within Increment I, remained to be sold as of March 31, 2021.

    Under the terms of the Increment II agreement with KD II, Kaupulehu Developments is entitled to 15% of the distributions of KD II, the cost of which is to be solely borne by KDK out of its 55% ownership interest in KD II, plus a priority payout of 10% of KDK’s cumulative net profits derived from

Increment II sales subsequent to Phase 2A, up to a maximum of $3,000,000 as to the priority payout. Such interests are limited to distributions or net profits interests and Barnwell does not have any partnership interests in KD II or KDK through its interest in Kaupulehu Developments. The arrangement also gives Barnwell rights to three single-family residential lots in Phase 2A of Increment II, and four single-family residential lots in phases subsequent to Phase 2A when such lots are developed by KD II, all at no cost to Barnwell. Barnwell is committed to commence construction of improvements within 90 days of the transfer of the four lots in the phases subsequent to Phase 2A as a condition of the transfer of such lots. Also, in addition to Barnwell’s existing obligations to pay professional fees to certain parties based on percentages of its gross receipts, Kaupulehu Developments is also obligated to pay an amount equal to 0.72% and 0.2% of the cumulative net profits of KD II to KD Development, LLC and a pool of various individuals, respectively, all of whom are partners of KKM and are unrelated to Barnwell, in compensation for the agreement of these parties to admit the new development partner for Increment II. Such compensation will be reflected as the obligation becomes probable and the amount of the obligation can be reasonably estimated.

    The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$485,000	$—
Fees - included in general and administrative expenses	—	—	(59,000)	—
Sale of interest in leasehold land, net of fees paid	$—	$—	$426,000	$—

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

5.    OTHER NON-CURRENT ASSET

In February 2021, Barnwell Industries, Inc. established a new wholly-owned subsidiary named BOK Drilling, LLC (“BOK”) for the purpose of indirectly investing in oil plays in Oklahoma. BOK and Gros Ventre Partners, LLC, an entity not affiliated with the Company, entered into the Limited Liability Agreement of Teton Barnwell Fund I, LLC (“Teton Barnwell”), an entity formed for the purpose of directly entering into such an oil play, and in connection therewith, on March 25, 2021, the Company, on behalf of BOK, contributed $250,000 to Teton Barnwell to fund its initial investments in the oil play. The Company has classified the $250,000 as an “Other non-current asset” at March 31, 2021 pending the receipt of additional information from its partners in the play and completion of the Company’s evaluation of the appropriate accounting treatment.

6.    ASSET HELD FOR SALE

The Company's Honolulu corporate office is currently listed for sale. Accordingly, the Company has designated this property as an asset held for sale and the carrying value in the aggregate amount of $699,000 is included in “Asset held for sale” on the Company's Condensed Consolidated Balance Sheets at March 31, 2021 and September 30, 2020. In March 2021, the Company entered into a purchase and sales contract with a buyer for the sale of our corporate office with a tentative closing to occur prior to September 30, 2021.

7.    OIL AND NATURAL GAS PROPERTIES

Dispositions

    There were no oil and natural gas property dispositions during the six months ended March 31, 2021.

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

Acquisitions

There were no significant amounts paid for oil and natural gas property acquisitions during the six months ended March 31, 2021, and 2020.

Impairment of Oil and Natural Gas Properties

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended March 31, 2021 and a $630,000 ceiling test impairment during the six months ended March 31, 2021. There was a ceiling test impairment of $1,637,000 during the three and six months ended March 31, 2020.

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

In April 2021, the Company's Board of Directors initiated the termination of the Postretirement Medical plan and the Company provided all participants of the plan with a sixty-day notice of termination. The Postretirement Medical plan is an unfunded plan and the Company currently estimates that it will recognize a non-cash gain of approximately $2,000,000 upon the termination of the Postretirement Medical plan in the quarter ending June 30, 2021.

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Postretirement Medical
	Three months ended March 31,
	2021	2020	2021	2020	2021	2020
Interest cost	$64,000	$72,000	$13,000	$15,000	$18,000	$20,000
Expected return on plan assets	(137,000)	(172,000)	—	—	—	—
Amortization of net actuarial loss	10,000	—	—	—	23,000	20,000
Net periodic benefit (income) cost	$(63,000)	$(100,000)	$13,000	$15,000	$41,000	$40,000

	Pension Plan		SERP		Postretirement Medical
	Six months ended March 31,
	2021	2020	2021	2020	2021	2020
Service cost	$—	$50,000	$—	$3,000	$—	$—
Interest cost	129,000	155,000	26,000	33,000	36,000	40,000
Expected return on plan assets	(274,000)	(335,000)	—	—	—	—
Amortization of prior service cost (credit)	—	1,000	—	(1,000)	—	—
Amortization of net actuarial loss	20,000	35,000	—	5,000	46,000	40,000
Curtailment cost (income)	—	53,000	—	(53,000)	—	—
Net periodic benefit (income) cost	$(125,000)	$(41,000)	$26,000	$(13,000)	$82,000	$80,000

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

9.    INCOME TAXES

The components of loss before income taxes, after adjusting the (loss) earnings for non-controlling interests, are as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
United States	$(931,000)	$701,000	$491,000	$554,000
Canada	109,000	(2,215,000)	(666,000)	(2,484,000)
	$(822,000)	$(1,514,000)	$(175,000)	$(1,930,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Current	$59,000	$—	$83,000	$7,000
Deferred	(25,000)	—	14,000	(9,000)
	$34,000	$—	$97,000	$(2,000)

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

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act (the “Act”), an omnibus spending bill to fund the federal government that also includes an array of COVID-related tax relief for individuals and businesses. The tax-related measures contained in the Act revise and expand provisions enacted earlier in the year by the Families First Coronavirus Response Act and the Coronavirus Aid, Relief, and Economic Security Act. The Act also extends a number of expiring tax provisions. Additionally, the Act provides for a 100% deduction for certain business meals incurred in calendar years 2021 and 2022. The Company determined that income tax effects related to the passage of the Act were not material to the financial statements for the three and six months ended March 31, 2021.

10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three and six months ended March 31, 2021 and 2020.

	Three months ended March 31, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,933,000	$—	$—	$—	$1,933,000
Natural gas	461,000	—	—	—	461,000
Natural gas liquids	158,000	—	—	—	158,000
Drilling and pump	—	1,389,000	—	—	1,389,000
Other	—	—	—	57,000	57,000
Total revenues before interest income	$2,552,000	$1,389,000	$—	$57,000	$3,998,000
Geographical regions:
United States	$—	$1,389,000	$—	$4,000	$1,393,000
Canada	2,552,000	—	—	53,000	2,605,000
Total revenues before interest income	$2,552,000	$1,389,000	$—	$57,000	$3,998,000
Timing of revenue recognition:
Goods transferred at a point in time	$2,552,000	$—	$—	$57,000	$2,609,000
Services transferred over time	—	1,389,000	—	—	1,389,000
Total revenues before interest income	$2,552,000	$1,389,000	$—	$57,000	$3,998,000

	Three months ended March 31, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$1,478,000	$—	$—	$—	$1,478,000
Natural gas	307,000	—	—	—	307,000
Natural gas liquids	125,000	—	—	—	125,000
Drilling and pump	—	2,593,000	—	—	2,593,000
Other	—	—	—	70,000	70,000
Total revenues before interest income	$1,910,000	$2,593,000	$—	$70,000	$4,573,000
Geographical regions:
United States	$—	$2,593,000	$—	$—	$2,593,000
Canada	1,910,000	—	—	70,000	1,980,000
Total revenues before interest income	$1,910,000	$2,593,000	$—	$70,000	$4,573,000
Timing of revenue recognition:
Goods transferred at a point in time	$1,910,000	$—	$—	$70,000	$1,980,000
Services transferred over time	—	2,593,000	—	—	2,593,000
Total revenues before interest income	$1,910,000	$2,593,000	$—	$70,000	$4,573,000

	Six months ended March 31, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,313,000	$—	$—	$—	$3,313,000
Natural gas	836,000	—	—	—	836,000
Natural gas liquids	290,000	—	—	—	290,000
Drilling and pump	—	3,331,000	—	—	3,331,000
Contingent residual payments	—	—	485,000	—	485,000
Other	—	—	—	130,000	130,000
Total revenues before interest income	$4,439,000	$3,331,000	$485,000	$130,000	$8,385,000
Geographical regions:
United States	$—	$3,331,000	$485,000	$4,000	$3,820,000
Canada	4,439,000	—	—	126,000	4,565,000
Total revenues before interest income	$4,439,000	$3,331,000	$485,000	$130,000	$8,385,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,439,000	$—	$485,000	$130,000	$5,054,000
Services transferred over time	—	3,331,000	—	—	3,331,000
Total revenues before interest income	$4,439,000	$3,331,000	$485,000	$130,000	$8,385,000

	Six months ended March 31, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,203,000	$—	$—	$—	$3,203,000
Natural gas	629,000	—	—	—	629,000
Natural gas liquids	219,000	—	—	—	219,000
Drilling and pump	—	5,239,000	—	—	5,239,000
Other	—	—	—	126,000	126,000
Total revenues before interest income	$4,051,000	$5,239,000	$—	$126,000	$9,416,000
Geographical regions:
United States	$—	$5,239,000	$—	$7,000	$5,246,000
Canada	4,051,000	—	—	119,000	4,170,000
Total revenues before interest income	$4,051,000	$5,239,000	$—	$126,000	$9,416,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,051,000	$—	$—	$126,000	$4,177,000
Services transferred over time	—	5,239,000	—	—	5,239,000
Total revenues before interest income	$4,051,000	$5,239,000	$—	$126,000	$9,416,000

Contract Balances

    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	March 31, 2021	September 30, 2020
Accounts receivables from contracts with customers	$2,125,000	$1,772,000
Contract assets	486,000	413,000
Contract liabilities	391,000	1,097,000

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

    When the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of March 31, 2021 and September 30, 2020, the Company had $391,000 and $1,097,000, respectively, included in “Other current liabilities” on the balance sheets for those performance obligations expected to be completed in the next twelve months.

    During the six months ended March 31, 2021 and 2020, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $789,000 and $707,000, respectively.

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

Performance Obligations

    The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At March 31, 2021, the Company had three contract drilling jobs with original expected durations of greater than one year. For these contracts, approximately 7% of the remaining performance obligation of $2,609,000 is expected to be recognized in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

    Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of March 31, 2021 and September 30, 2020, the Company had $105,000 and $145,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three and six months ended March 31, 2021 and 2020, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three and six months ended March 31, 2021 and 2020.

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

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Revenues:
Oil and natural gas	$2,552,000	$1,910,000	$4,439,000	$4,051,000
Contract drilling	1,389,000	2,593,000	3,331,000	5,239,000
Land investment	—	—	485,000	—
Other	57,000	70,000	130,000	126,000
Total before interest income	3,998,000	4,573,000	8,385,000	9,416,000
Interest income	—	9,000	—	16,000
Total revenues	$3,998,000	$4,582,000	$8,385,000	$9,432,000
Depletion, depreciation, and amortization:
Oil and natural gas	$146,000	$584,000	$341,000	$1,190,000
Contract drilling	77,000	91,000	153,000	176,000
Other	4,000	12,000	9,000	26,000
Total depletion, depreciation, and amortization	$227,000	$687,000	$503,000	$1,392,000
Impairment:
Oil and natural gas	$—	$1,637,000	$630,000	$1,637,000
Total impairment	$—	$1,637,000	$630,000	$1,637,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$647,000	$(1,596,000)	$274,000	$(1,274,000)
Contract drilling	(153,000)	731,000	605,000	1,478,000
Land investment	—	—	485,000	—
Other	53,000	58,000	121,000	100,000
Gain on sale of asset	—	1,336,000	—	1,336,000
Total operating profit	547,000	529,000	1,485,000	1,640,000
Equity in income (loss) of affiliates:
Land investment	624,000	(25,000)	1,678,000	(68,000)
General and administrative expenses	(1,928,000)	(2,031,000)	(3,113,000)	(3,527,000)
Interest expense	(3,000)	—	(4,000)	—
Interest income	—	9,000	—	16,000
(Loss) earnings before income taxes	$(760,000)	$(1,518,000)	$46,000	$(1,939,000)

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Foreign currency translation:
Beginning accumulated foreign currency translation	$311,000	$696,000	$545,000	$691,000
Change in cumulative translation adjustment before reclassifications	(85,000)	84,000	(319,000)	89,000
Income taxes	—	—	—	—
Net current period other comprehensive (loss) income	(85,000)	84,000	(319,000)	89,000
Ending accumulated foreign currency translation	226,000	780,000	226,000	780,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,947,000)	(969,000)	(1,980,000)	(3,608,000)
Amortization of net actuarial loss and prior service cost	33,000	20,000	66,000	80,000
Net actuarial gains arising during the period	—	—	—	2,579,000
Income taxes	—	—	—	—
Net current period other comprehensive income	33,000	20,000	66,000	2,659,000
Ending accumulated retirement plans benefit cost	(1,914,000)	(949,000)	(1,914,000)	(949,000)
Accumulated other comprehensive loss, net of taxes	$(1,688,000)	$(169,000)	$(1,688,000)	$(169,000)

    The amortization of net actuarial loss and prior service cost for the retirement plans are included in the computation of net periodic benefit (income) cost which is a component of “General and administrative” expenses on the accompanying Condensed Consolidated Statements of Operations (see Note 8 for additional details).

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

14.                           DEBT

Paycheck Protection Program Loan

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act that was signed into law in March 2020. The note matures two years after the date of the loan disbursement and bears interest at a fixed annual rate of 1.00%, with the principal and interest payments deferred until ten months after the last day of the covered period. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, and the PPP, the Company can apply for and be granted forgiveness for all or a portion of the loan issued under the PPP and the loan is expected to be forgiven to the extent the proceeds are used in accordance with the PPP to cover payroll, mortgage interest, rent, and utility costs incurred by the Company over the 24-week period following the loan disbursement date. As of March 31, 2021, the current and long-term portions of the loan were $131,000 and $16,000, respectively, and the current portion is included in “Other current liabilities” in the Company's Condensed Consolidated Balance Sheet.

On April 18, 2021, the Company was notified by the lender of our PPP loan that the entire PPP loan amount of $147,000 and related accrued interest was forgiven by the Small Business Administration. As a result of the loan forgiveness, the Company expects to recognize a gain on debt extinguishment in the Company's Condensed Consolidated Statement of Operations in the quarter ending June 30, 2021.

Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of CAD$40,000 (in Canadian dollars) under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. During the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($47,000) under the program. The CEBA loan is interest-free with no principal payments required until December 31, 2022, after which the remaining loan balance is converted to a three year term loan at 5% annual interest paid monthly. If the Company repays 66.6% of the principal amount prior to December 31, 2022, there will be loan forgiveness of 33.3% up to a maximum of CAD$20,000.

15.                                   STOCKHOLDERS' EQUITY (DEFICIT)

Share-based Compensation

2018 Equity Incentive Plan

The Company’s stock option plans are administered by the Compensation Committee of the Board of Directors. The stockholder-approved 2018 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 800,000 shares of Barnwell common stock have been reserved for issuance and as of March 31, 2021, a total of 135,000 share options remain available for grant.

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

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2020 through March 31, 2021 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2020	—	$—
Granted	665,000	3.36
Exercised	—	—
Expired/Forfeited	—	—
Outstanding at March 31, 2021	665,000	$3.36	9.4	$—
Exercisable at March 31, 2021	—	$—	—	$—

The following assumptions were used in estimating the fair value of the equity-classified share options granted on February 9, 2021:

	> 10% Owner-Employee	Others
Number of shares	60,000	605,000
Expected volatility	127.4%	105.8%
Expected dividends	None	None
Expected term (in years)	3.5	6.0
Risk-free interest rate	0.19%	0.82%
Expected forfeitures	None	None
Fair value per share	$2.51	$2.70

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period. As of March 31, 2021, the total remaining unrecognized compensation cost related to nonvested share options was $1,649,000, which is expected to be recognized over the weighted-average remaining requisite service period of 2.9 years. During the three and six months ended March 31, 2021, the Company recognized total share-based compensation expense of $151,000. There was no share-based compensation expense recognized during the three and six months ended March 31, 2020.

At The Market Offering

On March 16, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P,”), with respect to the ATM pursuant to which the Company may offer and sell, from time to time, shares of its common stock, par value $0.50 per share having an aggregate sales price of up to $25 million (subject to certain limitations at any time our public float remains under $75 million), through or to A.G.P as the Company’s sales agent or as principal. Sales of our common stock under the ATM, if any, will be made by any methods deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the NYSE American, on any other existing trading market for our Common Stock, or to or through a market maker. Shares of common stock sold under the ATM are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-254365), filed with the Securities and Exchange Commission on March 16, 2021, and declared effective on March 26, 2021 (the "Registration Statement”), and the prospectus dated March 26, 2021, included in the Registration Statement.
As of the filing date of this Quarterly Report, no shares have been sold under the ATM. The incremental costs related to the ATM, which include legal, accounting, and underwriting fees, are currently capitalized as current assets and are recorded as “deferred offering costs” on the Company’s Condensed Consolidated Balance Sheet. Upon the initial sale of the Company’s shares, the deferred offering costs will be recorded in stockholders’ equity as a reduction of additional paid-in capital generated as a result of the offering. If the sale of the Company’s shares are determined to be no longer probable, the deferred offering costs will be charged to expense. As of March 31, 2021, total deferred offering costs was $483,000.

16.    CONTINGENCIES

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

    In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of March 31, 2021 as there is no probable or estimable contingent liability.

In July 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. The Company’s share of the proposed penalties and fines was originally calculated to approximately $1,200,000. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were dropped in lieu of the parties entering into an agreement to perform a water quality study and turn a current well into a monitoring well. Accordingly, the Company recorded a contingent liability of approximately $300,000 at September 30, 2020 and there has been no change to the accrual as of March 31, 2021.

17.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes paid (refunded), net	$85,000	$(94,000)

Capital expenditure accruals related to oil and natural gas exploration and development decreased $381,000 during the six months ended March 31, 2021 and increased $670,000 during the six months ended March 31, 2020. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations decreased $12,000 during the six months ended March 31, 2021 and increased $527,000 during the six months ended March 31, 2020.

18.    RELATED PARTY TRANSACTIONS

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

During the six months ended March 31, 2021, Barnwell received $485,000 in percentage of sales payments from KD 1 from the sale of two single-family lots within Phase II of Increment I. No lots were sold during the six months ended March 31, 2020.

19.                           SUBSEQUENT EVENTS

Kukio Resort Land Development Partnerships and Sale of Interest in Leasehold Land

Subsequent to March 31, 2021, Barnwell received net cash distributions in the amount of $1,554,000 from the Kukio Resort Land Development Partnerships. Financial results of this distribution will be reflected in Barnwell's quarter ending June 30, 2021.

Additionally, subsequent to March 31, 2021, Kaupulehu Developments received percentage of sales payments totaling $548,000 from the sale of three lots within Phase II of Increment I. Financial results from the receipt of these payments will be reflected in Barnwell's quarter ending June 30, 2021.

Paycheck Protection Program Loan Forgiveness

    On April 18, 2021, the Company was notified by the lender of our PPP loan that the entire PPP loan amount of $147,000 and related accrued interest was forgiven by the Small Business Administration. As a result of the loan forgiveness, the Company expects to recognize a gain on debt extinguishment in the Company's Condensed Consolidated Statement of Operations in the quarter ending June 30, 2021.

Postretirement Medical Plan Termination

In April 2021, the Company's Board of Directors initiated the termination of the Postretirement Medical plan and the Company provided all participants of the plan with a sixty-day notice of termination. The Postretirement Medical plan is an unfunded plan and the Company currently estimates that it will recognize a non-cash gain of approximately $2,000,000 upon the termination of the Postretirement Medical plan in the quarter ending June 30, 2021.

Oil and Natural Gas Property Dispositions and Acquisitions

On April 8, 2021, Barnwell entered into a purchase and sale agreement with an independent third party and sold its interests in properties located in the Hillsdown area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $138,000 in order to, among other things, reflect an economic effective date of October 1, 2020. $70,000 of the sales proceeds was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment.

Additionally, on April 8, 2021, Barnwell acquired additional working interests in oil and natural gas properties located in the North Twining area of Alberta, Canada for cash consideration of $340,000. The purchase price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment.

The oil and natural gas property transactions above will be reflected in Barnwell's quarter ending June 30, 2021.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No.1, for the fiscal year ended September 30, 2020. There have been no significant changes to these critical accounting policies and estimates during the three and six months ended March 31, 2021. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

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

The COVID-19 outbreak materially and adversely affected our business operations and financial condition as a result of the deteriorating market outlook, the global economic recession and weakened liquidity. Although demand for oil and oil prices has recovered from the lows of March through May of the prior year, uncertainty regarding future oil prices and sufficiency of financial resources continues to result in the Company's suspension of the development of proved undeveloped reserves and has impacted and continues to impact the Company’s financial condition and outlook. While the Company’s contract drilling segment remained operational throughout fiscal 2020 and continues to work, the continuing potential impact of COVID-19 on the health of our contract drilling segment's crews and ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook. Availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19's impacts, however both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled on a sustained basis going forward, our business operations and financial condition may continue to be materially and adversely affected as a result of the deteriorating market outlook, the global economic recession, weakened liquidity or factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Going Concern

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses. In addition, as discussed in the "Asset Retirement Obligation" section of "Liquidity and Capital Resources," a significant amount of funds will be required to be put on deposit with Canadian regulatory authorities to fund abandonments at the Company's oil and natural gas properties in the Manyberries area.

The Company listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii for sale to generate liquidity in order to help mitigate the substantial doubt about our ability to continue as a going concern. The corporate office is currently under a purchase and sales contract with a buyer with a tentative closing to occur prior to September 30, 2021. While the Company believes the likelihood of the sale occurring as per the terms of the contract is more likely than not, the Company’s ability to successfully consummate the sale cannot be assured.

On March 16, 2021, the Company initiated the ATM pursuant to which the Company may offer and sell, from time to time, shares of its common stock under price and volume guidelines set by the Company's Board of Directors and the terms and conditions described in the Registration Statement. As of the filing date of this Quarterly Report, no shares have been sold under the ATM, and there is no assurance that a sufficient level of funds can be raised by the ATM.

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. These properties were previously marketed for sale in January 2020, before the COVID-19 lockdowns began, but the Company did not receive any suitable offers, in part due to the impact of COVID-19 on oil and gas markets. There is no assurance that the sale of these properties will occur.

We have experienced a trend of losses and negative operating cash flows in three of the last four years. While potential sources of liquidity may come from the aforementioned initiatives, due to the continuing uncertainties regarding the impacts of the COVID-19 pandemic on our business and the sufficiency of our cash balances and future cash inflows as described above, there is substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern for one year from the date of the filing of this report.

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

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which 15 remained to be sold at March 31, 2021, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

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

Results of Operations

Summary

The net loss attributable to Barnwell for the three months ended March 31, 2021 totaled $856,000, a $658,000 improvement in operating results from a net loss of $1,514,000 for the three months ended March 31, 2020. The following factors affected the results of operations for the three months ended March 31, 2021 as compared to the prior year period:

•A $2,243,000 improvement in oil and natural gas segment operating results, before income taxes, due primarily to a ceiling test impairment of $1,637,000 in the prior year period, whereas there was no such ceiling test impairment in the current year period. Also contributing to the increase was an increase in oil and natural gas prices, partially offset by a decrease in oil production, in the current period as compared to the same period in the prior year;

•A $649,000 increase in equity in income from affiliates as a result of increased operating results of the Kukio Resort Development Partnerships;

•A $1,336,000 gain recognized in the prior year period from the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii, whereas there was no such gain in the current period; and

•An $884,000 decrease in contract drilling operating results, before income taxes, primarily resulting from decreased activity attributable to a significant well drilling contract as this contract was essentially completed as of December 31, 2020.

The net loss attributable to Barnwell for the six months ended March 31, 2021 totaled $272,000, a $1,656,000 improvement in operating results from a net loss of $1,928,000 for the six months ended March 31, 2020. The following factors affected the results of operations for the six months ended March 31, 2021 as compared to the prior year period:
•A $1,548,000 improvement in oil and natural gas segment operating results, before income taxes, primarily attributable to a decrease in the ceiling test impairment which was $1,637,000 in the prior year period, compared to a ceiling test impairment of $630,000 in the current year period. Also contributing to the increase was an increase in oil and natural gas prices, partially offset by a decrease in oil production, in the current period as compared to the same period in the prior year;

•A $1,746,000 increase in equity in income from affiliates as a result of increased operating results of the Kukio Resort Development Partnerships;

•A $485,000 increase in land investment segment operating results, before income taxes and non-controlling interests' share of such profits, due to the sale of two lots in the current period, whereas there were no lot sales in the same period in the prior year;

•A $1,336,000 gain recognized in the prior year period from the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii, whereas there was no such gain in the current period; and

•An $873,000 decrease in contract drilling segment operating results, before income taxes, primarily resulting from decreased activity attributable to a significant well drilling contract as this contract was essentially completed as of December 31, 2020.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 6% and 4% in the three and six months ended March 31, 2021, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar increased 6% at March 31, 2021, as compared to September 30, 2020. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar assets are greater than its Canadian dollar liabilities; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive income or loss, respectively. Other comprehensive income and losses are not included in net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended March 31, 2021 was $85,000, a $169,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $84,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the six months ended March 31, 2021 was $319,000, a $408,000 change from other comprehensive income due to foreign currency translation adjustments, net of taxes, of $89,000 for the same period in the prior year. There were no taxes on other comprehensive (loss) income due to foreign currency translation adjustments in the three and six months ended March 31, 2021 and 2020 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	March 31,		(Decrease)
	2021	2020	$	%
Natural Gas (Mcf)*	$2.57	$1.56	$1.01	65%
Oil (Bbls)**	$50.03	$34.23	$15.80	46%
Liquids (Bbls)**	$31.60	$20.83	$10.77	52%

	Average Price Per Unit
	Six months ended		Increase
	March 31,		(Decrease)
	2021	2020	$	%
Natural Gas (Mcf)*	$2.35	$1.69	$0.66	39%
Oil (Bbls)**	$42.66	$40.67	$1.99	5%
Liquids (Bbls)**	$26.36	$19.87	$6.49	33%

	Net Production
	Three months ended		Increase
	March 31,		(Decrease)
	2021	2020	Units	%
Natural Gas (Mcf)*	175,000	187,000	(12,000)	(6%)
Oil (Bbls)**	38,000	44,000	(6,000)	(14%)
Liquids (Bbls)**	5,000	6,000	(1,000)	(17%)

	Net Production
	Six months ended		Increase
	March 31,		(Decrease)
	2021	2020	Units	%
Natural Gas (Mcf)*	346,000	355,000	(9,000)	(3%)
Oil (Bbls)**	77,000	79,000	(2,000)	(3%)
Liquids (Bbls)**	11,000	11,000	—	—%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $647,000 operating profit before general and administrative expenses in the three months ended March 31, 2021, an increase in operating results of $2,243,000 as compared to the $1,596,000 operating loss before general and administrative expenses generated during the same period of the prior year. The oil and natural gas segment generated a $274,000 operating profit before general and administrative expenses in the six months ended March 31, 2021, an increase in operating results of $1,548,000 as compared to the $1,274,000 operating loss before general and administrative expenses generated during the same period of the prior year. There was no ceiling test impairment during the three months ended March 31, 2021 and a $630,000 ceiling test impairment included in the operating profit for the six months ended March 31, 2021. The operating losses for the three and six months ended March 31, 2020 include a ceiling test impairment of $1,637,000.

Oil and natural gas revenues increased $642,000 (34%) and $388,000 (10%) for the three and six months ended March 31, 2021, respectively, as compared to the same periods in the prior year, primarily due to increases in oil and natural gas prices, which were partially offset by a decrease in oil production as compared to the same periods in the prior year.

Oil and natural gas operating expenses increased $474,000 (37%) and $696,000 (28%) for the three and six months ended March 31, 2021, respectively, as compared to the same periods in the prior year, primarily due to equalization of operating costs related to processing facilities and workovers in the current year periods and to a lesser degree due to carbon taxes, whereas there were no such costs in the prior year periods.
Oil and natural gas segment depletion decreased $438,000 (75%) and $849,000 (71%) for the three and six months ended March 31, 2021, respectively, as compared to the same periods in the prior year, primarily due to decrease in the depletion rates for the current year periods, as compared to the same periods in prior year, due primarily to impairment write-downs in the prior year.

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

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Three months ended March 31,		Six months ended March 31,
	2021	2020	2021	2020
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$—	$—	$485,000	$—
Fees - included in general and administrative expenses	—	—	(59,000)	—
Sale of interest in leasehold land, net of fees paid	$—	$—	$426,000	$—

No lots were sold during the three months ended March 31, 2021. During the six months ended March 31, 2021, Barnwell received $485,000 in percentage of sales payments from KD I from the sale of two single-family lots within Phase II of Increment I. No lots were sold during the three and six months ended March 31, 2020.

    As of March 31, 2021, 15 single-family lots of the 80 lots developed within Increment I remained to be sold. Subsequent to March 31, 2021, three single-family lots were sold within Phase II of Increment I and Barnwell received $548,000 in percentage of sales payments from KD I, which will be recognized in Barnwell's financial results for the three months ending June 30, 2021.

The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed.

Contract Drilling

Contract drilling revenues and contract drilling costs decreased $1,204,000 (46%) and $306,000 (17%), respectively, for the three months ended March 31, 2021, as compared to the same period in the prior year. The contract drilling segment generated a $153,000 operating loss before general and administrative expenses in the three months ended March 31, 2021, a decrease in operating results of $884,000 as compared to the $731,000 operating profit generated during the same period of the prior year.

Contract drilling revenues and contract drilling costs decreased $1,908,000 (36%) and $1,012,000 (28%), respectively, for the six months ended March 31, 2021, as compared to the same period in the prior year. The contract drilling segment generated a $605,000 operating profit before general and administrative expenses in the six months ended March 31, 2021, a decrease in operating results of $873,000 as compared to the $1,478,000 operating profit generated during the same period of the prior year.

The decreases in contract drilling revenues and contract drilling costs for the three and six months ended March 31, 2021 as compared to the same periods in the prior year is primarily due to a significant well drilling contract in the prior year periods. The significant well drilling contract was for multiple wells and was based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Up to three drilling rigs were being used at this job during the prior year period with crews working extended hours. However, operational activity related to this contract has been winding down and was essentially completed in the quarter ended December 31, 2020 and thus contract drilling revenues and costs have decreased in the current year periods as compared to the same periods of the prior year. Accordingly, contract drilling revenues and costs for the remaining quarters of fiscal 2021 are expected to be lower as compared to the same periods in fiscal 2020. The decrease in contract drilling revenues and expenses was partially offset by increases of $511,000 and $196,000 in recognized revenues and expenses related to the delivery of uninstalled materials for the three and six months ended March 31, 2021, respectively, as compared to the same periods of the prior year.

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

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of March 31, 2021 as there is no probable or estimable contingent liability.

In July 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. The Company’s share of the proposed penalties and fines was originally calculated to approximately $1,200,000. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were dropped in lieu of the parties entering into an agreement to perform a water quality study and turn a current well into a monitoring well. Accordingly, the Company recorded a contingent liability of approximately $300,000 at September 30, 2020 and no subsequent accruals have been recorded as of March 31, 2021.

There has been a significant decrease in demand for water well drilling contracts in recent years that has generally led to increased competition for available contracts and lower margins on awarded contracts. The Company is unable to predict the near-term and long-term availability of water well drilling and pump installation and repair contracts as a result of this volatility in demand. While the Company’s contract drilling segment remained operational throughout fiscal 2020 and continues to work, the continuing potential impact of COVID-19 on the health of our contract drilling segment's crew and ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog for any reason would result in a material adverse impact to the Company’s financial condition and outlook.

General and Administrative Expenses

General and administrative expenses decreased $103,000 (5%) and $414,000 (12%) for the three and six months ended March 31, 2021, respectively, as compared to the same periods in the prior year. These decreases were primarily due to a reduction in compensation costs and professional fees related to audit services, legal services, proxy solicitation, proxy advisory, and public relation costs in the current year periods, as compared to the same periods in the prior year. The decreases were partially offset by increases in accrued bonus expense, share-based compensation expense, and costs related to the cooperation and support agreement with the MRMP Stockholders as discussed below, in the current year periods as compared to the same periods in the prior year.

In January 2021, the Company entered into a cooperation and support agreement with MRMP-Managers LLC, Ned L. Sherwood Revocable Trust, Ned L. Sherwood and Bradley M. Tirpak (collectively, the “MRMP Stockholders”), with respect to the potential proxy contest pertaining to the election of directors to our Board of Directors. Pursuant to the terms of the agreement, among other things, the Company and the MRMP Stockholders agreed on certain nominations and voting with respect to the directors nominated to stand for reelection to the Board of Directors at the 2021 annual meeting of stockholders, which was held on April 20, 2021. The Company agreed to reimburse the MRMP Stockholders for their reasonable, documented out-of-pocket fees and expenses (including legal expenses) of up to a maximum of $300,000 in connection with the MRMP Stockholders’ election contest at the Company’s 2020 annual meeting of stockholders and the negotiation of this agreement. Accordingly, the Company incurred approximately $296,000 in expenses related to this agreement in the three and six months ended March 31, 2021.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization decreased $460,000 (67%) and $889,000 (64%) for the three and six months ended March 31, 2021, respectively, as compared to the same periods in the prior year, primarily due to a decrease in the oil and natural gas depletion rates as a result of ceiling test impairment write-downs in the prior year as discussed in the “Oil and natural gas” section above.

Impairment of Assets

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended March 31, 2021 and a $630,000 ceiling test impairment during the six months ended March 31, 2021. There was a ceiling test impairment of $1,637,000 during the three and six months ended March 31, 2020.

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

Gain on Sale of Asset

    In March 2020, the Company sold its leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii to an unrelated third party for a $1,100,000 cash payment. As a result of the sale transaction, the Company recognized a gain of

$1,336,000, inclusive of a $236,000 gain from the reversal of the storage yard's lease liability in excess of the right-of-use asset, in the three and six months ended March 31, 2020.

Equity in Income (Loss) of Affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $624,000 and $1,678,000 during the three and six months ended March 31, 2021, respectively, as compared to allocated losses of $25,000 and $68,000 during the three and six months ended March 31, 2020, respectively. The increase in the allocated partnership income is primarily due to the Kukio Resort Land Development Partnerships' sale of two lots during the current year, whereas there was no lot sales in the prior year, as well as a significant increase in real estate resale activity in the current year periods for which the Kukio Resort Land Development Partnerships' real estate sales office earns commissions revenue. Additionally, the increase is also attributed to $459,000 in preferred return payments received from KKM, as discussed below.

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in the quarter ended December 31, 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I. Accordingly, Barnwell received a total of $459,000 in preferred return payments, which is reflected as an additional equity pickup in the "Equity in income (loss) of affiliates" line item on the accompanying Condensed Consolidated Statement of Operations for the six months ended March 31, 2021. The preferred return payments received in the quarter ended December 31, 2020 brought the cumulative preferred return total to $656,000, which is the total amount Barnwell was entitled to, and thus there is no more preferred return outstanding as of March 31, 2021.

During the six months ended March 31, 2021, Barnwell received net cash distributions in the amount of $2,205,000 from the Kukio Resort Land Development Partnerships after distributing $215,000 to non-controlling interests. Of the $2,205,000 of net cash distributions received from the Kukio Resort Land Development Partnerships, 459,000 represented a payment of the preferred return from KKM, as discussed above. There were no distributions from the Kukio Resort Land Development Partnerships for the six months ended March 31, 2020.

Income Taxes

Barnwell’s effective consolidated income tax rate, after adjusting (loss) earnings before income taxes for non-controlling interests, was (4)% and (55)% for the three and six months ended March 31, 2021, respectively, as compared to effective income tax benefit rates of nil in each period for the three and six months ended March 31, 2020.
Consolidated taxes do not bear a customary relationship to pretax results due primarily to the fact that the Company is taxed separately in Canada based on Canadian source operations and in the U.S. based on consolidated operations, and essentially all deferred tax assets, net of relevant offsetting deferred tax liabilities, are not estimated to have a future benefit as tax credits or deductions. Income from our non-

controlling interest in the Kukio Resort Land Development Partnerships is treated as non-unitary for state of Hawaii unitary filing purposes, thus unitary Hawaii losses provide limited sheltering of such non-unitary income.
Net Earnings (Loss) Attributable to Non-controlling Interests

Earnings and losses attributable to non-controlling interests represent the non-controlling interests’ share of revenues and expenses related to the various partnerships and joint ventures in which Barnwell has controlling interests and consolidates.

Net earnings attributable to non-controlling interests totaled $62,000 and $221,000 for the three and six months ended March 31, 2021, respectively, as compared to net loss attributable to non-controlling interests of $4,000 and $9,000 for the same periods in the prior year. The changes of $66,000 (1,650%) and $230,000 (2,556%) for the three and six months, respectively, are primarily due to an increase in the amount of Kukio Resort Land Development Partnerships' income in the current year periods as compared to the same periods in the prior year. Additionally, the increase is also due to percentage of sales proceeds received in the current year-to-date period, whereas there were no percentage of sale proceeds received in the prior year periods.

Liquidity and Capital Resources

    Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, and land investment segment proceeds. At March 31, 2021, Barnwell had $4,184,000 in working capital.

Cash Flows

Cash flows used in operations totaled $338,000 for the six months ended March 31, 2021, as compared to cash flows used in operations of $252,000 for the same period in the prior year. This $86,000 change in operating cash flows was primarily due to distributions of income from the Kukio Resort Land Development Partnerships in the current year period, as compared to none in the same period of the prior year, that was partially offset by lower operating results for the contract drilling segment as compared to the prior year period. The change was also due to fluctuations in working capital in the current period as compared to the prior year period.

Cash flows provided by investing activities totaled $413,000 during the six months ended March 31, 2021, as compared to cash flows used in investing activities of $957,000 during the same period of the prior year. This $1,370,000 increase in investing cash flows was primarily due to a decrease of $1,896,000 in oil and natural gas capital expenditures, a $426,000 increase in percentage of sales proceeds received, net of fees, and an increase of $813,000 received in distributions from equity investees in excess of earnings in the current year period as compared to none in the prior year period. These changes were partially offset by a $594,000 decrease in proceeds from the sale oil and natural gas properties and a decrease of $1,100,000 in proceeds from the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii, from sales in the prior year as compared to no sales of similar assets in the current year.

Net cash used in financing activities totaled $285,000 for the six months ended March 31, 2021, as compared to no cash flows from financing activities for the six months ended March 31, 2020. The $285,000 change in financing cash flows was primarily attributed to $309,000 in distributions to non-controlling interests and $23,000 in payments of deferred offering costs in the current year, which were partially offset by an increase of $47,000 in long-term debt borrowings attributed to the Canada Emergency Business Account Loan received during the current year period.

Paycheck Protection Program Loan

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act that was signed into law in March 2020. The note matures two years after the date of the loan disbursement and bears interest at a fixed annual rate of 1.00%, with the principal and interest payments deferred until ten months after the last day of the covered period. Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, and the PPP, the Company can apply for and be granted forgiveness for all or a portion of the loan issued under the PPP and the loan is expected to be forgiven to the extent the proceeds are used in accordance with the PPP to cover payroll, mortgage interest, rent, and utility costs incurred by the Company over the 24-week period following the loan disbursement date. As of March 31, 2021, the current and long-term portions of the loan were $131,000 and $16,000, respectively, and the current portion is included in “Other current liabilities” in the Company's Condensed Consolidated Balance Sheet.

On April 18, 2021, the Company was notified by the lender of our PPP loan that the entire PPP loan amount of $147,000 and related accrued interest was forgiven by the Small Business Administration. As a result of the loan forgiveness, the Company expects to recognize a gain on debt extinguishment in the Company's Condensed Consolidated Statement of Operations in the quarter ending June 30, 2021.
Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of CAD$40,000 under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. During the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($47,000) under the program. The CEBA loan is interest-free with no principal payments required until December 31, 2022, after which the remaining loan balance is converted to a three year term loan at 5% annual interest paid monthly. If the Company repays 66.6% of the principal amount prior to December 31, 2022, there will be loan forgiveness of 33.3% up to a maximum of CAD$20,000.

At The Market Offering

On March 16, 2021, the Company entered into a Sales Agreement with A.G.P., with respect to the ATM pursuant to which the Company may offer and sell, from time to time, shares of its common stock, par value $0.50 per share having an aggregate sales price of up to $25 million (subject to certain limitations at any time our public float remains under $75 million), through or to A.G.P as the Company’s sales agent or as principal. Sales of our common stock under the ATM, if any, will be made by any methods deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the NYSE American, on any other existing trading market for our Common Stock, or to or through a market maker. Shares of common stock sold under the ATM are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-254365), filed with the Securities and Exchange Commission on March 16, 2021, and declared effective on March 26, 2021 (the "Registration Statement”), and the prospectus dated March 26, 2021, included in the Registration Statement. As of the filing date of this Quarterly Report, no shares have been sold under the ATM.

Going Concern

Our ability to sustain our business in the future will depend on sufficient oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, sufficient contract drilling operating cash flows, which are subject to large changes in demand, and sufficient future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses. In addition, as discussed in the "Asset Retirement Obligation" section below, a significant amount of funds will be required to be put on deposit with Canadian regulatory authorities to fund abandonments at the Company's oil and natural gas properties in the Manyberries area.

The Company listed its corporate office on the 29th floor of a commercial office building in downtown Honolulu, Hawaii for sale to generate liquidity in order to help mitigate the substantial doubt about our ability to continue as a going concern. The corporate office is currently under a purchase and sales contract with a buyer with a tentative closing to occur prior to September 30, 2021. While the Company believes the likelihood of the sale occurring as per the terms of the contract is more likely than not, the Company’s ability to successfully consummate the sale cannot be assured.

On March 16, 2021, the Company initiated an ATM pursuant to which the Company may offer and sell, from time to time, shares of its common stock under price and volume guidelines set by the Company's Board of Directors and the terms and conditions described in the Registration Statement. As of the filing date of this Quarterly Report, no shares have been sold under the ATM, and there is no assurance that a sufficient level of funds can be raised by the ATM.

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. These properties were previously marketed for sale in January 2020, before the COVID-19 lockdowns began, but the Company did not receive any suitable offers, in part due to the impact of COVID-19 on oil and gas markets. There is no assurance that the sale of these properties will occur.

We have experienced a trend of losses and negative operating cash flows in three of the last four years. While potential sources of liquidity may come from the aforementioned initiatives, due to the continuing uncertainties regarding the impacts of the COVID-19 pandemic on our business and the sufficiency of our cash balances and future cash inflows as described above, there is substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern for one year from the date of the filing of this report.

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

In accordance with the NYSE American’s policies and procedures, the Company submitted a plan (the “Plan”) addressing how the Company intended to regain compliance with Part 10, Section 1003 of the Guide. On April 2, 2020, the NYSE American notified the Company that it accepted the Company’s Plan and granted the Company an extension for its continued listing until July 13, 2021 (the “Plan Period”). The Company has been and will continue to be subject to periodic review by Exchange Staff during the Plan Period. The Plan was submitted to the NYSE American before the start of the COVID-19 pandemic-related low commodity price environment, the oil price war between Saudi Arabia and Russia and other macroeconomic pressures that have impacted our businesses and the U.S. economy in general. The magnitude and duration of these factors have and will adversely affect the Company’s ability to achieve the Plan’s goals and to return to compliance with the NYSE American’s listing standards. The Company has deployed initiatives such as the termination of the Postretirement Medical plan and other initiatives such as those discussed in the "Going Concern" discussion above, but if the Company does not regain compliance by the end of the Plan Period, or if the Company does not make ongoing progress consistent with its Plan, the NYSE American may initiate delisting procedures as appropriate.

The Company’s reported stockholders’ equity fell from $2,049,000 at March 31, 2020 to a stockholders’ deficit of $2,045,000 at September 30, 2020. At March 31, 2021, the Company reported a stockholders' deficit of $2,419,000, as disclosed in the accompanying condensed consolidated financial statements of this report. Thus, the Company may fail to be in compliance with the NYSE American continued listing standards relating to stockholders’ equity to which the Plan relates; specifically Section 1003(a)(i) and Section 1003(a)(ii). The Company has submitted updates to the Plan, as required or requested by the NYSE American, with the most recent Plan update submitted in March 2021. The March 2021 Plan updates presented initiatives which, if all of them are achieved, could result in the amount of stockholders’ equity required by the NYSE American at the end of the Plan Period and accordingly result in the Company regaining compliance with the NYSE American’s continued listing standards. There is no assurance that the presented initiatives will in fact be achieved. The Company has not yet received any correspondence from the NYSE American regarding the March 2021 Plan updates. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of a trading market for our common stock, reduced liquidity, and an inability for us to obtain financing to fund our operations.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $32,000 and $171,000 for the three and six months ended March 31, 2021, respectively, as compared to $13,000 and $3,118,000 for the same periods in the prior year.

    Investments in oil and natural gas properties have been largely suspended pending suitable market opportunities and sufficient sources of funding, however the Company is reviewing drilling opportunities in its core Twining area for later this year.

Oil and Natural Gas Property Acquisitions and Dispositions

    Dispositions

There were no oil and natural gas property dispositions during the six months ended March 31, 2021.

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

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. These properties were previously marketed for sale in January 2020, soon before the COVID-19 lockdowns began, but the Company did not receive any suitable offers, in part due to the impact of COVID-19 on oil and gas markets.

Acquisitions

There were no significant amounts paid for oil and natural gas property acquisitions during the six months ended March 31, 2021, and 2020.

Asset Retirement Obligation

    In September 2019, the Alberta Energy Regulator (“AER”) issued an abandonment/closure order for all wells and facilities in the Manyberries area which had been largely operated by LGX Oil & Gas Ltd. (“LGX”), an operating company that went into receivership in 2016. The estimated asset retirement obligation for the Company's wells and facilities in the Manyberries area is included in “Asset retirement obligation” (“ARO”) in the Condensed Consolidated Balance Sheets. Many 100% LGX owned wells are to be reclaimed by the Orphan Well Association (“OWA”). However, as next largest interest holder in 78 of the wells and 6 facilities formerly operated by LGX, averaging 11%, the Company is required to take care and custody of those properties and to coordinate their closure.

In November 2019, in response to the AER order, the Company submitted its proposed plan to abandon the Manyberries wells and facilities in an orderly fashion over a ten-year period. This area has unique access issues as a result of an Emergency Protection Order to protect the Sage Grouse under the Canadian Government’s Species at Risk Act. Access is limited to a window of mid-September to the end of November each year. The plan that the Company submitted began in October 2019 with field inspections, securing wells, and equipment inventory, for which minor expenses were expended. The plan included further field activity beginning in the fall of 2020, our fiscal 2021 first quarter, which has been initiated and initially involves removal and salvage of the surface equipment; these costs are estimated to be minimal due in part to the salvage value of the equipment. Beyond fiscal 2021, the Company proposed to perform seven to ten well abandonments per year over an estimated ten-year period as well as abandon the facilities in that time period.

Recently, the OWA has created a Working Interest Partners (“WIP”) program for specific areas where there are a significant number of orphaned wells to abandon. The OWA has the ability and expertise to abandon wells using its internal resources and network of service providers resulting in efficiencies that companies such as Barnwell, would not be able to obtain on its own. Under the WIP program, the Company would be required to provide payment for only Barnwell’s working interest share, however, all WIP’s would have to participate in the program for the OWA to begin its work. In March 2021, the Company was notified by the OWA that Barnwell’s Manyberries wells were confirmed to be in the WIP program.

Under the new agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,616,000 and the Company currently believes that it will need to pay $936,000 of the total deposit by August 2021 and will need to pay the remaining balance of $680,000 by August 2022. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates, which resulted in an increase of approximately $213,000 in the three months ended March 31, 2021. The increase in the ARO liability was a result of higher reclamation and remediation costs than anticipated, partially offset by lower abandonment estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. Any remaining excess deposit would ultimately be refunded to the Company upon completion of all of the work. It is anticipated that the OWA’s abandonment program for the Manyberries area wells will commence and be completed in the fall of 2021 with the reclamation to begin the following fall of 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of March 31, 2021, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2021 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended March 31, 2021 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number	Description

10.1	Form of Option Agreement

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	May 13, 2021	/s/ Russell M. Gifford
Russell M. Gifford
Chief Financial Officer,
Executive Vice President,
Treasurer and Secretary

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Form of Option Agreement

31.1	Certification of Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document