Form 10-Q
period 2021-06-30
BARNWELL INDUSTRIES INC
filed 2021-08-13
CIK 10048

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
or
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

As of August 6, 2021 there were 9,445,147 shares of common stock, par value $0.50, outstanding.

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$9,500,000	$4,584,000
Accounts and other receivables, net of allowance for doubtful accounts of: $398,000 at June 30, 2021; $341,000 at September 30, 2020	1,988,000	2,176,000
Income taxes receivable	59,000	472,000
Asset held for sale	699,000	699,000
Deferred offering costs	294,000	—
Other current assets	2,305,000	1,556,000
Total current assets	14,845,000	9,487,000
Asset for retirement benefits	987,000	771,000
Investments	—	901,000
Operating lease right-of-use assets	173,000	249,000
Property and equipment	79,412,000	73,431,000
Accumulated depletion, impairment, depreciation, and amortization	(75,595,000)	(69,657,000)
Property and equipment, net	3,817,000	3,774,000
Total assets	$19,822,000	$15,182,000

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,451,000	$2,104,000
Accrued capital expenditures	562,000	542,000
Accrued compensation	904,000	408,000
Accrued operating and other expenses	1,333,000	1,325,000
Current portion of operating lease liabilities	80,000	111,000
Current portion of asset retirement obligation	965,000	647,000
Other current liabilities	215,000	1,227,000
Total current liabilities	6,510,000	6,364,000
Long-term debt	48,000	58,000
Operating lease liabilities	96,000	143,000
Liability for retirement benefits	2,038,000	4,829,000
Asset retirement obligation	5,966,000	5,547,000
Deferred income tax liabilities	359,000	194,000
Total liabilities	15,017,000	17,135,000
Commitments and contingencies
Equity:
Common stock, par value $0.50 per share; authorized, 20,000,000 shares: 9,031,606 issued at June 30, 2021; 8,445,060 issued at September 30, 2020	4,516,000	4,223,000
Additional paid-in capital	3,023,000	1,350,000
Retained earnings (accumulated deficit)	809,000	(3,897,000)
Accumulated other comprehensive loss, net	(1,195,000)	(1,435,000)
Treasury stock, at cost: 167,900 shares at June 30, 2021 and September 30, 2020	(2,286,000)	(2,286,000)
Total stockholders’ equity (deficit)	4,867,000	(2,045,000)
Non-controlling interests	(62,000)	92,000
Total equity (deficit)	4,805,000	(1,953,000)
Total liabilities and equity	$19,822,000	$15,182,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Revenues:
Oil and natural gas	$2,887,000	$830,000	$7,326,000	$4,881,000
Contract drilling	889,000	3,040,000	4,220,000	8,279,000
Sale of interest in leasehold land	1,253,000	—	1,738,000	—
Gas processing and other	85,000	114,000	215,000	256,000
	5,114,000	3,984,000	13,499,000	13,416,000
Costs and expenses:
Oil and natural gas operating	1,717,000	981,000	4,911,000	3,479,000
Contract drilling operating	1,026,000	1,967,000	3,599,000	5,552,000
General and administrative	2,227,000	1,248,000	5,340,000	4,775,000
Depletion, depreciation, and amortization	235,000	478,000	738,000	1,870,000
Impairment of assets	—	2,689,000	630,000	4,326,000
Interest expense	2,000	1,000	6,000	1,000
Gain on debt extinguishment	(149,000)	—	(149,000)	—
Gain on termination of post-retirement medical plan	(2,341,000)	—	(2,341,000)	—
Gain on sale of asset	—	—	—	(1,336,000)
	2,717,000	7,364,000	12,734,000	18,667,000
Earnings (loss) before equity in income (loss) of affiliates and income taxes	2,397,000	(3,380,000)	765,000	(5,251,000)
Equity in income (loss) of affiliates	3,348,000	(111,000)	5,026,000	(179,000)
Earnings (loss) before income taxes	5,745,000	(3,491,000)	5,791,000	(5,430,000)
Income tax provision (benefit)	191,000	(24,000)	288,000	(26,000)
Net earnings (loss)	5,554,000	(3,467,000)	5,503,000	(5,404,000)
Less: Net earnings (loss) attributable to non-controlling interests	576,000	(11,000)	797,000	(20,000)
Net earnings (loss) attributable to Barnwell Industries, Inc.	$4,978,000	$(3,456,000)	$4,706,000	$(5,384,000)
Basic and diluted net earnings (loss) per common share attributable to Barnwell Industries, Inc. stockholders	$0.59	$(0.42)	$0.57	$(0.65)
Weighted-average number of common shares outstanding:
Basic and diluted	8,398,001	8,277,160	8,317,440	8,277,160

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Net earnings (loss)	$5,554,000	$(3,467,000)	$5,503,000	$(5,404,000)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of taxes of $0	(74,000)	(125,000)	(393,000)	(36,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	26,000	20,000	92,000	100,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	—	880,000
Curtailment gain, net of taxes of $0	—	—	—	1,699,000
Gain on termination of post-retirement medical plan, net of taxes of $0	541,000	—	541,000	—
Total other comprehensive income (loss)	493,000	(105,000)	240,000	2,643,000
Total comprehensive income (loss)	6,047,000	(3,572,000)	5,743,000	(2,761,000)
Less: Comprehensive (income) loss attributable to non-controlling interests	(576,000)	11,000	(797,000)	20,000
Comprehensive income (loss) attributable to Barnwell Industries, Inc.	$5,471,000	$(3,561,000)	$4,946,000	$(2,741,000)

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Three months ended June 30, 2021 and 2020
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at March 31, 2020	8,277,160	$4,223,000	$1,350,000	$(1,069,000)	$(169,000)	$(2,286,000)	$91,000	$2,140,000
Net loss	—	—	—	(3,456,000)	—	—	(11,000)	(3,467,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(125,000)	—	—	(125,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	20,000	—	—	20,000
Balance at June 30, 2020	8,277,160	$4,223,000	$1,350,000	$(4,525,000)	$(274,000)	$(2,286,000)	$80,000	$(1,432,000)

Balance at March 31, 2021	8,277,160	$4,223,000	$1,501,000	$(4,169,000)	$(1,688,000)	$(2,286,000)	$4,000	$(2,415,000)
Net earnings	—	—	—	4,978,000	—	—	576,000	5,554,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(74,000)	—	—	(74,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(642,000)	(642,000)
Share-based compensation	—	—	238,000	—	—	—	—	238,000
Issuance of common stock, net of costs	586,546	293,000	1,284,000	—	—	—	—	1,577,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	26,000	—	—	26,000
Gain on termination of post-retirement medical plan, net of taxes of $0	—	—	—	—	541,000	—	—	541,000
Balance at June 30, 2021	8,863,706	$4,516,000	$3,023,000	$809,000	$(1,195,000)	$(2,286,000)	$(62,000)	$4,805,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
Nine months ended June 30, 2021 and 2020
(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Interests	Total Equity (Deficit)
Balance at September 30, 2019	8,277,160	$4,223,000	$1,350,000	$859,000	$(2,917,000)	$(2,286,000)	$100,000	$1,329,000
Net loss	—	—	—	(5,384,000)	—	—	(20,000)	(5,404,000)
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(36,000)	—	—	(36,000)
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	100,000	—	—	100,000
Net actuarial gains arising during the period, net of taxes of $0	—	—	—	—	880,000	—	—	880,000
Curtailment gain, net of taxes of $0	—	—	—	—	1,699,000	—	—	1,699,000
Balance at June 30, 2020	8,277,160	$4,223,000	$1,350,000	$(4,525,000)	$(274,000)	$(2,286,000)	$80,000	$(1,432,000)

Balance at September 30, 2020	8,277,160	$4,223,000	$1,350,000	$(3,897,000)	$(1,435,000)	$(2,286,000)	$92,000	$(1,953,000)
Net earnings	—	—	—	4,706,000	—	—	797,000	5,503,000
Foreign currency translation adjustments, net of taxes of $0	—	—	—	—	(393,000)	—	—	(393,000)
Distributions to non-controlling interests	—	—	—	—	—	—	(951,000)	(951,000)
Share-based compensation	—	—	389,000	—	—	—	—	389,000
Issuance of common stock, net of costs	586,546	293,000	1,284,000	—	—	—	—	1,577,000
Retirement plans:
Amortization of accumulated other comprehensive loss into net periodic benefit cost, net of taxes of $0	—	—	—	—	92,000	—	—	92,000
Gain on termination of post-retirement medical plan, net of taxes of $0	—	—	—	—	541,000	—	—	541,000
Balance at June 30, 2021	8,863,706	$4,516,000	$3,023,000	$809,000	$(1,195,000)	$(2,286,000)	$(62,000)	$4,805,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended June 30,
	2021	2020
Cash flows from operating activities:
Net earnings (loss)	$5,503,000	$(5,404,000)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Equity in (income) loss of affiliates	(5,026,000)	179,000
Depletion, depreciation, and amortization	738,000	1,870,000
Gain on sale of asset	—	(1,336,000)
Impairment of assets	630,000	4,326,000
Sale of interest in leasehold land, net of fees paid	(1,526,000)	—
Distributions of income from equity investees	4,278,000	—
Retirement benefits income	(38,000)	(18,000)
Non-cash rent (income) expense	(3,000)	48,000
Accretion of asset retirement obligation	432,000	415,000
Deferred income tax expense (benefit)	165,000	(7,000)
Asset retirement obligation payments	(316,000)	(457,000)
Share-based compensation expense	389,000	—
Retirement plan contributions and payments	(5,000)	(6,000)
Bad debt expense	33,000	280,000
Gain on debt extinguishment	(149,000)	—
Gain on termination of post-retirement medical plan	(2,341,000)	—
(Decrease) increase from changes in current assets and liabilities	(659,000)	582,000
Net cash provided by operating activities	2,105,000	472,000
Cash flows from investing activities:
Proceeds from sale of interest in leasehold land, net of fees paid	1,526,000	—
Distribution from equity investees in excess of earnings	1,649,000	—
Proceeds from the sale of asset	—	1,100,000
Proceeds from the sale of oil and natural gas assets	60,000	608,000
Payments to acquire oil and natural gas properties	(348,000)	—
Capital expenditures - oil and natural gas	(904,000)	(2,509,000)
Capital expenditures - all other	(28,000)	(315,000)
Net cash provided by (used in) investing activities	1,955,000	(1,116,000)
Cash flows from financing activities:
Borrowings on long-term debt	47,000	147,000
Distributions to non-controlling interests	(951,000)	—
Proceeds from issuance of stock, net of costs	1,736,000	—
Net cash provided by financing activities	832,000	147,000
Effect of exchange rate changes on cash and cash equivalents	24,000	(10,000)
Net increase (decrease) in cash and cash equivalents	4,916,000	(507,000)
Cash and cash equivalents at beginning of period	4,584,000	4,613,000
Cash and cash equivalents at end of period	$9,500,000	$4,106,000

See Notes to Condensed Consolidated Financial Statements

BARNWELL INDUSTRIES, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Barnwell Industries, Inc. and all majority-owned subsidiaries (collectively referred to herein as “Barnwell,” “we,” “our,” “us,” or the “Company”), including a 77.6%-owned land investment general partnership (Kaupulehu Developments), a 75%-owned land investment partnership (KD Kona 2013 LLLP), and a variable interest entity (Teton Barnwell Fund I, LLC) for which the Company is deemed to be the primary beneficiary. All significant intercompany accounts and transactions have been eliminated.

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

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2021, results of operations, comprehensive income (loss), and equity (deficit) for the three and nine months ended June 30, 2021 and 2020, and cash flows for the nine months ended June 30, 2021 and 2020, have been made. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

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

Deferred Offering Costs

The Company will incur certain incremental costs directly associated with its at-the-market offering program (“ATM”) in which the Company can sell, from time to time, shares of its common stock (see Note 15). These costs typically include fees paid to underwriters, attorneys, accountants, and other third parties. The offering costs incurred by the Company are currently capitalized as current assets and are recorded as “Deferred offering costs” on the Company’s Condensed Consolidated Balance Sheet. Deferred costs associated with the ATM offering will be amortized to additional paid-in capital on a pro-rata basis as the Company raises funds under the ATM offering, based on the total estimated proceeds necessary for the ATM offering to be deemed successful with any remaining deferred offering costs charged to the results of operations at the end of the life of the related registration statement.

Variable Interest Entities

The consolidation of a variable interest entity (“VIE”) is required when an enterprise has a controlling financial interest and is therefore the VIE’s primary beneficiary. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The determination of whether an entity is a VIE and, if so, whether the Company is the primary beneficiary, may require significant judgment.

Barnwell analyzes its entities in which it has a variable interest to determine whether the entities are VIEs and, if so, whether the Company is the primary beneficiary. This analysis includes a qualitative review based on an evaluation of the design of the entity, its organizational structure, including decision making ability and financial agreements, as well as a quantitative review. Entities that have been determined to be VIEs and for which we have a controlling financial interest and are therefore the VIE’s primary beneficiary are consolidated (see Note 5). Entities that have been determined to be VIEs and for which we do not have a controlling financial interest and are therefore not the VIE’s primary beneficiary are not consolidated. These unconsolidated entities are accounted for under the equity method (see Note 4).

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

    Our ability to sustain our business in the future will depend on the sufficiency of our cash on hand, oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, contract drilling operating cash flows, which are subject to large changes in demand, and future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash and cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses. In addition, as discussed in the "Asset Retirement Obligation" section of "Liquidity and Capital Resources," a significant amount of funds will be required to be put on deposit with Canadian regulatory authorities to fund abandonments at the Company's oil and natural gas properties in the Manyberries area. Other sources and potential sources of funding are discussed below.

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

On March 16, 2021, the Company initiated an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell, from time to time, shares of its common stock under price and volume guidelines set by the Company's Board of Directors and the terms and conditions described in the Registration Statement. The sale of shares under the ATM began in May 2021 and as of June 30, 2021, the Company sold 586,546 shares of common stock resulting in net proceeds of $1,860,000 after commissions and fees of $59,000. From July 1, 2021 to the date of this Quarterly Report, an additional 581,441 shares of common stock were sold resulting in net proceeds of $1,924,000 after commissions and fees of $64,000.

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. Subsequent to June 30, 2021, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. $524,000 of the sales proceeds was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Negotiations regarding the potential sales of other non-core oil and natural gas properties is ongoing, however there is no assurance that the sale of any of the other non-core properties will occur.

We have experienced a trend of losses and negative operating cash flows in three of the last four years. During fiscal 2020 and 2021, continuing uncertainties regarding the impacts of the COVID-19 pandemic on our business and the sufficiency of our cash balances and future cash inflows as described above raised substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern for one year from the date of the filing of this report. However, due to the $3,784,000 of funds raised by the ATM through the date of this Quarterly Report, as well as the $3,965,000 of net cash inflows in the quarter ended June 30, 2021 from land segment percentage of sales proceeds and distributions from the Kukio Resort Land Development Partnerships, such substantial doubt has been overcome.

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

Options to purchase 615,000 and 60,000 shares of common stock were excluded from the computation of diluted shares for the three and nine months ended June 30, 2021 and 2020, respectively, as their inclusion would have been anti-dilutive.

Reconciliations between net earnings (loss) attributable to Barnwell stockholders and common shares outstanding of the basic and diluted net earnings (loss) per share computations are detailed in the following tables:

	Three months ended June 30, 2021
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$4,978,000	8,398,001	$0.59
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$4,978,000	8,398,001	$0.59

	Nine months ended June 30, 2021
	Net Earnings (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net earnings per share	$4,706,000	8,317,440	$0.57
Effect of dilutive securities -
common stock options	—	—
Diluted net earnings per share	$4,706,000	8,317,440	$0.57

	Three months ended June 30, 2020
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(3,456,000)	8,277,160	$(0.42)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(3,456,000)	8,277,160	$(0.42)

	Nine months ended June 30, 2020
	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount
Basic net loss per share	$(5,384,000)	8,277,160	$(0.65)
Effect of dilutive securities -
common stock options	—	—
Diluted net loss per share	$(5,384,000)	8,277,160	$(0.65)

4.    INVESTMENTS

Investment in Kukio Resort Land Development Partnerships

On November 27, 2013, Barnwell, through a wholly-owned subsidiary, entered into two limited liability limited partnerships, KD Kona 2013 LLLP (“KD Kona”) and KKM Makai, LLLP (“KKM”), and indirectly acquired a 19.6% non-controlling ownership interest in each of KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD Kaupulehu, LLLP (“KDK”) for $5,140,000. These entities, collectively referred to hereinafter as the “Kukio Resort Land Development Partnerships,” own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK holds interests in KD Acquisition, LLLP (“KD I”) and KD Acquisition II, LP, formerly KD Acquisition II, LLLP (“KD II”). KD I is the developer of Kaupulehu Lot 4A Increment I (“Increment I”), and KD II is the developer of Kaupulehu Lot 4A Increment II (“Increment II”). Barnwell’s ownership interests in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. The partnerships derive income from the sale of residential parcels, of which nine lots remain to be sold at Increment I as of June 30, 2021, as well as from commissions on real estate sales by the real estate sales office. Two ocean front parcels approximately two to three acres in size fronting the ocean were developed within Increment II by KD II, of which one was sold in fiscal 2017 and one was sold in fiscal 2016. The remaining acreage within Increment II is not yet under development, and there is no assurance that development of such acreage will in fact occur.

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

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interest in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in the quarter ended December 31, 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I. Accordingly, Barnwell received a total of $459,000 in preferred return payments, which is reflected as an additional equity pickup in the "Equity in income (loss) of affiliates" line item on the accompanying Condensed Consolidated Statement of Operations for the nine months ended June 30, 2021. The preferred return payments received in the quarter ended December 31, 2020, brought the cumulative preferred return total to $656,000, which is the total amount Barnwell was entitled to, and thus there is no more preferred return outstanding as of June 30, 2021.

During the nine months ended June 30, 2021, Barnwell received net cash distributions in the amount of $5,328,000 from the Kukio Resort Land Development Partnerships after distributing $599,000 to non-controlling interests. Of the $5,328,000 of net cash distributions received from the Kukio Resort Land Development Partnerships, $459,000 represented a payment of the preferred return from KKM, as discussed above. There were no distributions from the Kukio Resort Land Development Partnerships for the nine months ended June 30, 2020.

Barnwell’s share of the operating results of its equity affiliates was income of $3,348,000 and $5,026,000, which includes the $459,000 payment of the preferred return from KKM discussed above, for the three and nine months ended June 30, 2021, respectively, compared to losses of $111,000 and $179,000 for the three and nine months ended June 30, 2020, respectively. The equity in the underlying net assets of the Kukio Resort Land Development Partnerships exceeds the carrying value of the investment in affiliates by approximately $190,000 as of June 30, 2021, which is attributable to differences in the value of capitalized development costs and a note receivable. The basis difference will be recognized as the partnerships sell lots and recognize the associated costs and sell memberships for the Kuki`o Golf and Beach Club for which the receivable relates. The basis difference adjustments of $94,000 and $5,000 for the nine months ended June 30, 2021 and 2020, respectively, increased equity in income of affiliates.

Summarized financial information for the Kukio Resort Land Development Partnerships is as follows:

	Three months ended June 30,
	2021	2020
Revenue	$21,521,000	$496,000
Gross profit	$12,656,000	$140,000
Net earnings (loss)	$11,618,000	$(501,000)

	Nine months ended June 30,
	2021	2020
Revenue	$37,220,000	$3,486,000
Gross profit	$20,300,000	$1,587,000
Net earnings (loss)	$16,932,000	$(804,000)

In the quarter ended June 30, 2021, the Company received cumulative distributions from the Kukio Resort Land Development Partnerships in excess of our investment balance and in accordance with applicable accounting guidance, the Company suspended its equity method earnings recognition and reduced its Kukio Resort Land Development Partnership investment balance to zero as of June 30, 2021. In addition, the Company recorded the distributions received in excess of our investment balance of $748,000 as equity in income of affiliates during the three and nine months ended June 30, 2021. The Company records the distributions in excess of our investment in the Kukio Resort Land Development Partnerships as income because the distributions are not refundable by agreement or by law and the Company is not liable for the obligations of or otherwise committed to provide financial support to the Kukio Resort Land Development Partnerships. The Company will record future equity method earnings only after our share of the Kukio Resort Land Development Partnership’s cumulative earnings during the suspended period exceeds our share of the Kukio Resort Land Development Partnership’s income recognized for the excess distributions.

At September 30, 2020, the Company’s investment in the Kukio Resort Land Development Partnerships was $901,000.

Sale of Interest in Leasehold Land

Kaupulehu Developments has the right to receive payments from KD I and KD II resulting from the sale of lots and/or residential units within Increment I and Increment II by KD I and KD II (see Note 18).

With respect to Increment I, Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales of single-family residential lots in Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. The total amount of gross proceeds from single-family lots sales was $237,038,000 through June 30, 2021. Eight single-family lots were sold during the nine months ended June 30, 2021 and nine single-family lots, of the 80 lots developed within Increment I, remained to be sold as of June 30, 2021.

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

    The following table summarizes the Increment I revenues from KD I and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$1,253,000	$—	$1,738,000	$—
Fees - included in general and administrative expenses	(153,000)	—	(212,000)	—
Sale of interest in leasehold land, net of fees paid	$1,100,000	$—	$1,526,000	$—

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

5.    CONSOLIDATED VARIABLE INTEREST ENTITY

In February 2021, Barnwell Industries, Inc. established a new wholly-owned subsidiary named BOK Drilling, LLC (“BOK”) for the purpose of indirectly investing in oil and natural gas exploration and development in Oklahoma. BOK and Gros Ventre Partners, LLC (“Gros Ventre”), an entity affiliated with the Company, entered into the Limited Liability Agreement (the “Agreement”) of Teton Barnwell Fund I, LLC (“Teton Barnwell”), an entity formed for the purpose of directly entering into such oil and natural gas investments. Under the terms of the Agreement, the profits of Teton Barnwell are split between BOK and Gros Ventre at 98% and 2%, respectively, and as the manager of Teton Barnwell, Gros Venture is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services. BOK is responsible for 100% of the capital contributions made to Teton Barnwell and in March 2021, the Company made a capital contribution of $250,000 to Teton Barnwell to fund its initial oil and natural gas investment in Oklahoma.

The Company has determined that Teton Barnwell is a VIE as the entity is structured with non-substantive voting rights and that the Company is the primary beneficiary. This is due to the fact that even though Teton Barnwell has a unanimous consent voting structure, BOK is responsible for 100% of the capital contributions required to fund Teton Barnwell’s future oil exploration and development investments pursuant to the Agreement and thus, BOK has the power to steer the decisions that most significantly impact Teton Barnwell’s economic performance and has the obligation to absorb any potential losses that could be significant to Teton Barnwell. As BOK is the primary beneficiary of the VIE, Teton Barnwell’s operating results, assets and liabilities are consolidated by the Company.

On July 12, 2021, Colin R. O'Farrell, who is the sole member of Four Pines Operating LLC which owns a 25% interest in Gros Ventre, became a member of the Board of Directors of the Company.

The following table summarizes the carrying value of the assets and liabilities of Teton Barnwell that are consolidated by the Company. Intercompany balances are eliminated in consolidation and thus, are not reflected in the table below.

June 30, 2021
ASSETS
Cash and cash equivalents	$118,000
Accounts and other receivables	38,000
Property and equipment, net	584,000
Total assets	$740,000

LIABILITIES
Accounts payable	$1,000
Accrued capital expenditures	464,000
Accrued operating and other expenses	5,000
Total liabilities	$470,000

6.    ASSET HELD FOR SALE

The Company's Honolulu corporate office is currently listed for sale. Accordingly, the Company has designated this property as an asset held for sale and the carrying value in the aggregate amount of $699,000 is included in “Asset held for sale” on the Company's Condensed Consolidated Balance Sheets at June 30, 2021 and September 30, 2020. In March 2021, the Company entered into a purchase and sales contract with a buyer for the sale of our corporate office with a tentative closing to occur prior to September 30, 2021.

7.    OIL AND NATURAL GAS PROPERTIES

Dispositions

    On April 8, 2021, Barnwell entered into a purchase and sale agreement with an independent third party and sold its interests in properties located in the Hillsdown area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $132,000 in order to, among other things, reflect an economic effective date of October 1, 2020. $72,000 of the sales proceeds was withheld by the buyers for potential amounts due for Barnwell’s Canadian income taxes related to the sale. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

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

Acquisitions

On April 8, 2021, Barnwell acquired additional working interests in oil and natural gas properties located in the Twining area of Alberta, Canada for cash consideration of $348,000. The purchase price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment.

There were no significant amounts paid for oil and natural gas property acquisitions during the nine months ended June 30, 2020.

Impairment of Oil and Natural Gas Properties

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended June 30, 2021 and there was a $630,000 ceiling test impairment during the nine months ended June 30, 2021. There was a ceiling test impairment of $2,689,000 and $4,326,000 during the three and nine months ended June 30, 2020, respectively.

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

8.    RETIREMENT PLANS

Barnwell sponsors a noncontributory defined benefit pension plan (“Pension Plan”) covering substantially all of its U.S. employees. Additionally, Barnwell sponsors a Supplemental Executive Retirement Plan (“SERP”), a noncontributory supplemental retirement benefit plan which covers certain current and former employees of Barnwell for amounts exceeding the limits allowed under the Pension Plan, and previously sponsored a post-retirement medical insurance benefits plan (“Post-retirement Medical”) covering eligible U.S. employees.

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

In June 2021, the Company terminated its Post-retirement Medical plan, which covered officers of the Company who had attained at least 20 years of service of which at least 10 years were at the position of Vice President or higher, their spouses and qualifying dependents, effective June 4, 2021. The Post-retirement Medical plan was an unfunded plan and the Company funded benefits when payments were made. As result of the plan termination, the Company recognized a non-cash gain of $2,341,000 during the three and nine months ended June 30, 2021.

The following tables detail the components of net periodic benefit (income) cost for Barnwell’s retirement plans:

	Pension Plan		SERP		Post-retirement Medical
	Three months ended June 30,
	2021	2020	2021	2020	2021	2020
Interest cost	$64,000	$73,000	$13,000	$16,000	$12,000	$20,000
Expected return on plan assets	(136,000)	(173,000)	—	—	—	—
Amortization of net actuarial loss	10,000	—	—	—	16,000	20,000
Net periodic benefit (income) cost	$(62,000)	$(100,000)	$13,000	$16,000	$28,000	$40,000

	Pension Plan		SERP		Post-retirement Medical
	Nine months ended June 30,
	2021	2020	2021	2020	2021	2020
Service cost	$—	$50,000	$—	$3,000	$—	$—
Interest cost	193,000	228,000	39,000	49,000	48,000	60,000
Expected return on plan assets	(410,000)	(508,000)	—	—	—	—
Amortization of prior service cost (credit)	—	1,000	—	(1,000)	—	—
Amortization of net actuarial loss	30,000	35,000	—	5,000	62,000	60,000
Curtailment cost (income)	—	53,000	—	(53,000)	—	—
Net periodic benefit (income) cost	$(187,000)	$(141,000)	$39,000	$3,000	$110,000	$120,000

The net periodic benefit (income) cost, including service cost, is included in “General and administrative” expenses in the Company's Condensed Consolidated Statements of Operations.

Currently, no contributions are expected to be made to the Pension Plan during fiscal 2021. The SERP plan is unfunded and Barnwell funds benefits when payments are made. Expected payments under the SERP for fiscal 2021 is not material. Fluctuations in actual equity market returns as well as changes in general interest rates will result in changes in the market value of plan assets and may result in increased or decreased retirement benefits costs and contributions in future periods.

9.    INCOME TAXES

The components of earnings (loss) before income taxes, after adjusting the earnings (loss) for non-controlling interests, are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
United States	$4,770,000	$163,000	$5,261,000	$717,000
Canada	399,000	(3,643,000)	(267,000)	(6,127,000)
	$5,169,000	$(3,480,000)	$4,994,000	$(5,410,000)

The components of the income tax provision (benefit) are as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Current	$40,000	$(26,000)	$123,000	$(19,000)
Deferred	151,000	2,000	165,000	(7,000)
	$191,000	$(24,000)	$288,000	$(26,000)

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

On December 27, 2020, President Trump signed into law the Consolidated Appropriations Act (the “Act”), an omnibus spending bill to fund the federal government that also includes an array of COVID-related tax relief for individuals and businesses. The tax-related measures contained in the Act revise and expand provisions enacted earlier in the year by the Families First Coronavirus Response Act and the Coronavirus Aid, Relief, and Economic Security Act. The Act also extends a number of expiring tax provisions. Additionally, the Act provides for a 100% deduction for certain business meals incurred in calendar years 2021 and 2022. The Company determined that income tax effects related to the passage of the Act were not material to the financial statements for the three and nine months ended June 30, 2021.

10.    REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

    The following tables provide information about disaggregated revenue by revenue streams, reportable segments, geographical region, and timing of revenue recognition for the three and nine months ended June 30, 2021 and 2020.

	Three months ended June 30, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$2,156,000	$—	$—	$—	$2,156,000
Natural gas	514,000	—	—	—	514,000
Natural gas liquids	217,000	—	—	—	217,000
Drilling and pump	—	889,000	—	—	889,000
Contingent residual payments	—	—	1,253,000	—	1,253,000
Other	—	—	—	79,000	79,000
Total revenues before interest income	$2,887,000	$889,000	$1,253,000	$79,000	$5,108,000
Geographical regions:
United States	$41,000	$889,000	$1,253,000	$2,000	$2,185,000
Canada	2,846,000	—	—	77,000	2,923,000
Total revenues before interest income	$2,887,000	$889,000	$1,253,000	$79,000	$5,108,000
Timing of revenue recognition:
Goods transferred at a point in time	$2,887,000	$—	$1,253,000	$79,000	$4,219,000
Services transferred over time	—	889,000	—	—	889,000
Total revenues before interest income	$2,887,000	$889,000	$1,253,000	$79,000	$5,108,000

	Three months ended June 30, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$624,000	$—	$—	$—	$624,000
Natural gas	192,000	—	—	—	192,000
Natural gas liquids	14,000	—	—	—	14,000
Drilling and pump	—	3,040,000	—	—	3,040,000
Other	—	—	—	113,000	113,000
Total revenues before interest income	$830,000	$3,040,000	$—	$113,000	$3,983,000
Geographical regions:
United States	$—	$3,040,000	$—	$—	$3,040,000
Canada	830,000	—	—	113,000	943,000
Total revenues before interest income	$830,000	$3,040,000	$—	$113,000	$3,983,000
Timing of revenue recognition:
Goods transferred at a point in time	$830,000	$—	$—	$113,000	$943,000
Services transferred over time	—	3,040,000	—	—	3,040,000
Total revenues before interest income	$830,000	$3,040,000	$—	$113,000	$3,983,000

	Nine months ended June 30, 2021
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$5,469,000	$—	$—	$—	$5,469,000
Natural gas	1,350,000	—	—	—	1,350,000
Natural gas liquids	507,000	—	—	—	507,000
Drilling and pump	—	4,220,000	—	—	4,220,000
Contingent residual payments	—	—	1,738,000	—	1,738,000
Other	—	—	—	209,000	209,000
Total revenues before interest income	$7,326,000	$4,220,000	$1,738,000	$209,000	$13,493,000
Geographical regions:
United States	$41,000	$4,220,000	$1,738,000	$6,000	$6,005,000
Canada	7,285,000	—	—	203,000	7,488,000
Total revenues before interest income	$7,326,000	$4,220,000	$1,738,000	$209,000	$13,493,000
Timing of revenue recognition:
Goods transferred at a point in time	$7,326,000	$—	$1,738,000	$209,000	$9,273,000
Services transferred over time	—	4,220,000	—	—	4,220,000
Total revenues before interest income	$7,326,000	$4,220,000	$1,738,000	$209,000	$13,493,000

	Nine months ended June 30, 2020
	Oil and natural gas	Contract drilling	Land investment	Other	Total
Revenue streams:
Oil	$3,827,000	$—	$—	$—	$3,827,000
Natural gas	821,000	—	—	—	821,000
Natural gas liquids	233,000	—	—	—	233,000
Drilling and pump	—	8,279,000	—	—	8,279,000
Other	—	—	—	239,000	239,000
Total revenues before interest income	$4,881,000	$8,279,000	$—	$239,000	$13,399,000
Geographical regions:
United States	$—	$8,279,000	$—	$7,000	$8,286,000
Canada	4,881,000	—	—	232,000	5,113,000
Total revenues before interest income	$4,881,000	$8,279,000	$—	$239,000	$13,399,000
Timing of revenue recognition:
Goods transferred at a point in time	$4,881,000	$—	$—	$239,000	$5,120,000
Services transferred over time	—	8,279,000	—	—	8,279,000
Total revenues before interest income	$4,881,000	$8,279,000	$—	$239,000	$13,399,000

Contract Balances

    The following table provides information about accounts receivables, contract assets and contract liabilities from contracts with customers:

	June 30, 2021	September 30, 2020
Accounts receivables from contracts with customers	$1,753,000	$1,772,000
Contract assets	810,000	413,000
Contract liabilities	184,000	1,097,000

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

    When the Company receives consideration or such consideration is unconditionally due from a customer prior to transferring goods or services to the customer under the terms of a sales contract, the Company records deferred revenue, which represents a contract liability. Such deferred revenue typically results from billings in excess of costs and estimated earnings on uncompleted contracts. As of June 30, 2021 and September 30, 2020, the Company had $184,000 and $1,097,000, respectively, included in “Other current liabilities” on the balance sheets for those performance obligations expected to be completed in the next twelve months.

    During the nine months ended June 30, 2021 and 2020, the amount of revenue recognized that was previously included in contract liabilities as of the beginning of the respective period was $978,000 and $707,000, respectively.

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

Performance Obligations

    The Company’s remaining performance obligations for drilling and pump installation contracts (hereafter referred to as “backlog”) represent the unrecognized revenue value of the Company’s contract commitments. The Company’s backlog may vary significantly each reporting period based on the timing of major new contract commitments. In addition, our customers have the right, under some infrequent circumstances, to terminate contracts or defer the timing of the Company’s services and their payments to us. Nearly all of the Company's contract drilling segment contracts have original expected durations of one year or less. At June 30, 2021, the Company had three contract drilling jobs with original expected durations of greater than one year. For these contracts, 7% of the remaining performance obligation of $2,613,000 is expected to be recognized in the next twelve months and the remaining, thereafter.

Contract Fulfillment Costs

    Preconstruction costs, which include costs such as set-up and mobilization, are capitalized and allocated across all performance obligations and deferred and amortized over the contract term on a progress towards completion basis. As of June 30, 2021 and September 30, 2020, the Company had $119,000 and $145,000, respectively, in unamortized preconstruction costs related to contracts that were not completed. During the three and nine months ended June 30, 2021 and 2020, the amortization of preconstruction costs related to contracts were not material and were included in the accompanying Condensed Consolidated Statements of Operations. Additionally, no impairment charges in connection with the Company’s preconstruction costs were recorded during the three and nine months ended June 30, 2021 and 2020.

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

11.    SEGMENT INFORMATION

Barnwell operates the following segments: 1) acquiring, developing, producing and selling oil and natural gas in Canada and Oklahoma (oil and natural gas); 2) investing in land interests in Hawaii (land investment); and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling).

The following table presents certain financial information related to Barnwell’s reporting segments. All revenues reported are from external customers with no intersegment sales or transfers.

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Revenues:
Oil and natural gas	$2,887,000	$830,000	$7,326,000	$4,881,000
Contract drilling	889,000	3,040,000	4,220,000	8,279,000
Land investment	1,253,000	—	1,738,000	—
Other	79,000	113,000	209,000	239,000
Total before interest income	5,108,000	3,983,000	13,493,000	13,399,000
Interest income	6,000	1,000	6,000	17,000
Total revenues	$5,114,000	$3,984,000	$13,499,000	$13,416,000
Depletion, depreciation, and amortization:
Oil and natural gas	$155,000	$372,000	$496,000	$1,562,000
Contract drilling	76,000	96,000	229,000	272,000
Other	4,000	10,000	13,000	36,000
Total depletion, depreciation, and amortization	$235,000	$478,000	$738,000	$1,870,000
Impairment:
Oil and natural gas	$—	$2,689,000	$630,000	$4,326,000
Total impairment	$—	$2,689,000	$630,000	$4,326,000
Operating profit (loss) (before general and administrative expenses):
Oil and natural gas	$1,015,000	$(3,212,000)	$1,289,000	$(4,486,000)
Contract drilling	(213,000)	977,000	392,000	2,455,000
Land investment	1,253,000	—	1,738,000	—
Other	75,000	103,000	196,000	203,000
Gain on sale of asset	—	—	—	1,336,000
Total operating profit (loss)	2,130,000	(2,132,000)	3,615,000	(492,000)
Equity in income (loss) of affiliates:
Land investment	3,348,000	(111,000)	5,026,000	(179,000)
General and administrative expenses	(2,227,000)	(1,248,000)	(5,340,000)	(4,775,000)
Interest expense	(2,000)	(1,000)	(6,000)	(1,000)
Interest income	6,000	1,000	6,000	17,000
Gain on debt extinguishment	149,000	—	149,000	—
Gain on termination of post-retirement medical plan	2,341,000	—	2,341,000	—
Earnings (loss) before income taxes	$5,745,000	$(3,491,000)	$5,791,000	$(5,430,000)

12.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in each component of accumulated other comprehensive loss were as follows:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Foreign currency translation:
Beginning accumulated foreign currency translation	$226,000	$780,000	$545,000	$691,000
Change in cumulative translation adjustment before reclassifications	(74,000)	(125,000)	(393,000)	(36,000)
Income taxes	—	—	—	—
Net current period other comprehensive loss	(74,000)	(125,000)	(393,000)	(36,000)
Ending accumulated foreign currency translation	152,000	655,000	152,000	655,000
Retirement plans:
Beginning accumulated retirement plans benefit cost	(1,914,000)	(949,000)	(1,980,000)	(3,608,000)
Amortization of net actuarial loss and prior service cost	26,000	20,000	92,000	100,000
Net actuarial gains arising during the period	—	—	—	2,579,000
Gain on termination of post-retirement medical plan	541,000	—	541,000	—
Income taxes	—	—	—	—
Net current period other comprehensive income	567,000	20,000	633,000	2,679,000
Ending accumulated retirement plans benefit cost	(1,347,000)	(929,000)	(1,347,000)	(929,000)
Accumulated other comprehensive loss, net of taxes	$(1,195,000)	$(274,000)	$(1,195,000)	$(274,000)

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

14.                           DEBT

Paycheck Protection Program Loan

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act that was signed into law in March 2020. The note was to mature two years after the date of the loan disbursement with interest at a fixed annual rate of 1.00%, and with the principal and interest payments deferred until ten months after the last day of the covered period. In April 2021, the Company was notified by the lender of our PPP loan that the entire PPP loan amount and related accrued interest was forgiven by the Small Business Administration. As a result of the loan forgiveness, the Company recognized a gain on debt extinguishment of $149,000 during the three and nine months ended June 30, 2021.

Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of CAD$40,000 (in Canadian dollars) under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. In the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($47,000) under the program. The CEBA loan is interest-free with no principal payments required until December 31, 2022, after which the remaining loan balance is converted to a three year term loan at 5% annual interest paid monthly. If the Company repays 66.6% of the principal amount prior to December 31, 2022, there will be loan forgiveness of 33.3% up to a maximum of CAD$20,000.

15.                                   STOCKHOLDERS' EQUITY (DEFICIT)

Share-based Compensation

2018 Equity Incentive Plan

The Company’s stock option plans are administered by the Compensation Committee of the Board of Directors. The stockholder-approved 2018 Equity Incentive Plan provides for the issuance of incentive stock options, nonstatutory stock options, stock options with stock appreciation rights, restricted stock, restricted stock units and performance units, qualified performance-based awards, and stock grants to employees, consultants and non-employee members of the Board of Directors. 800,000 shares of Barnwell common stock have been reserved for issuance and as of June 30, 2021, a total of 135,000 share options remain available for grant.

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

A summary of the activity in Barnwell’s equity-classified share options from October 1, 2020 through June 30, 2021 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at October 1, 2020	—	$—
Granted	665,000	3.36
Exercised	—	—
Expired/Forfeited	(50,000)	3.33
Outstanding at June 30, 2021	615,000	$3.36	9.1	$—
Exercisable at June 30, 2021	—	$—	—	$—

The following assumptions were used in estimating the fair value of the equity-classified share options granted on February 9, 2021:

	> 10% Owner-Employee	Others
Number of shares	60,000	605,000
Expected volatility	127.4%	105.8%
Expected dividends	None	None
Expected term (in years)	3.5	6.0
Risk-free interest rate	0.19%	0.82%
Expected forfeitures	None	None
Fair value per share	$2.51	$2.70

The application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation, and consequently, the related costs reported in the Condensed Consolidated Statements of Operations.

Compensation cost for equity-classified awards is measured at the grant date based on the fair value of the award and is recognized as an expense over the requisite service period. As of June 30, 2021, the total remaining unrecognized compensation cost related to nonvested share options was $1,259,000, which is expected to be recognized over the weighted-average remaining requisite service period of 2.6 years. During the three and nine months ended June 30, 2021, the Company recognized total share-based compensation expense of $238,000 and $389,000, respectively. There was no share-based compensation expense recognized during the three and nine months ended June 30, 2020.

At The Market Offering

On March 16, 2021, the Company entered into a Sales Agreement (the “Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P,”), with respect to the ATM pursuant to which the Company may offer and sell, from time to time, shares of its common stock, par value $0.50 per share, having an aggregate sales price of up to $25 million (subject to certain limitations at any time our public float remains under $75 million), through or to A.G.P as the Company’s sales agent or as principal. Sales of our common stock under the ATM, if any, will be made by any methods deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the NYSE American, on any other existing trading market for our Common Stock, or to or through a market maker. Shares of common stock sold under the ATM are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-254365), filed with the Securities and Exchange Commission on March 16, 2021, and declared effective on March 26, 2021 (the "Registration Statement”), and the prospectus dated March 26, 2021, included in the Registration Statement.
The sale of shares under the ATM began in May 2021 and as of June 30, 2021, the Company sold 586,546 shares of common stock resulting in net proceeds of $1,860,000 after commissions and fees of $59,000. From July 1, 2021 to the date of this Quarterly Report, an additional 581,441 shares of common stock were sold resulting in net proceeds of $1,924,000 after commissions and fees of $64,000.

In connection with our ATM offering, the Company incurred approximately $577,000 of incremental costs, which include legal, accounting, and underwriting fees, of which $283,000 has been recorded in stockholders’ equity as a reduction of additional paid-in capital generated from the offering and $294,000 has been capitalized as a current asset and recorded in “Deferred offering costs” on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2021.

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

    In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of June 30, 2021 as there is no probable or estimable contingent liability.

In July 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. The Company’s share of the proposed penalties and fines was originally calculated to approximately $1,200,000. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were dropped in lieu of the parties entering into an agreement to perform a water quality study and repurpose a current well into a monitoring well. Accordingly, the Company recorded a contingent liability of approximately $300,000 at September 30, 2020 and there has been no change to the accrual as of June 30, 2021.

17.    INFORMATION RELATING TO THE CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Income taxes refunded, net	$(290,000)	$(166,000)
Supplemental disclosure of non-cash investing and financing activities:
Canadian income tax withholdings on proceeds from the sale of oil and natural gas properties	$72,000	$—
Accrued offering costs included in deferred offering costs, additional paid-in capital, and accounts payable	$453,000	$—

Capital expenditure accruals related to oil and natural gas exploration and development decreased $7,000 during the nine months ended June 30, 2021 and increased $635,000 during the nine months ended June 30, 2020. Additionally, capital expenditure accruals related to oil and natural gas asset retirement obligations increased $463,000 and $545,000 during the nine months ended June 30, 2021 and 2020, respectively.

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

During the nine months ended June 30, 2021, Barnwell received $1,738,000 in percentage of sales payments from KD 1 from the sale of eight single-family lots within Phase II of Increment I. No lots were sold during the nine months ended June 30, 2020.

Colin R. O'Farrell, a member of the Board of Directors of the Company effective July 12, 2021, is the sole member of Four Pines Operating LLC which owns a 25% interest in Gros Ventre. In February 2021, Gros Ventre and BOK, a wholly-owned subsidiary of Barnwell, entered into the Agreement of Teton Barnwell, an entity formed for the purpose of directly investing in oil and natural gas exploration and development in Oklahoma. Under the terms of the Agreement, Gros Ventre makes no capital contributions and receives 2% of the profits of Teton Barnwell. Additionally, as the manager of Teton Barnwell, Gros Venture is paid an annual asset management fee equal to 1% of the cumulative capital contributions made to Teton Barnwell as compensation for its management services.

19.                           SUBSEQUENT EVENTS

Kukio Resort Land Development Partnerships

Subsequent to June 30, 2021, Barnwell received net cash distributions in the amount of $683,000 from the Kukio Resort Land Development Partnerships. Financial results of this distribution will be reflected in Barnwell's quarter ending September 30, 2021.

Oil and Natural Gas Property Dispositions

Subsequent to June 30, 2021, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. $524,000 of the sales proceeds was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Barnwell expects to report a gain on this transaction which will be recognized in its quarter ending September 30, 2021.

At The Market Offering

From July 1, 2021 to the date of this Quarterly Report, an additional 581,441 shares of common stock were sold under the ATM resulting in net proceeds of $1,924,000 after commissions and fees of $64,000.

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

Critical Accounting Policies and Estimates

Management has determined that our most critical accounting policies and estimates are those related to the full-cost ceiling calculation and depletion of our oil and natural gas properties, the estimation of our contract drilling segment's revenues and expenses, and the calculation of our income taxes, all of which are discussed in our Annual Report on Form 10-K, as amended by our Form 10-K/A Amendment No.1, for the fiscal year ended September 30, 2020. There have been no significant changes to these critical accounting policies and estimates during the three and nine months ended June 30, 2021. We continue to monitor our accounting policies to ensure proper application of current rules and regulations.

Current Outlook

Impact of COVID-19

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic and the United States and Canadian governments declared the virus a national emergency shortly thereafter. The ongoing global health crisis (including resurgences) resulting from the pandemic have, and may continue to, disrupt the normal operations of many businesses, including the temporary closure or scale-back of business operations and/or the imposition of either quarantine or remote work or meeting requirements for employees, either by government order or on a voluntary basis. While the outbreak recently appeared to be trending downward, the emergence of new variants of COVID-19, including the highly transmissible Delta variant, has spread throughout the U.S. and globally and caused significant uncertainty. The global economy, our markets and our business have been, and may continue to be, materially and adversely affected by COVID-19.

The COVID-19 outbreak materially and adversely affected our business operations and financial condition as a result of the deteriorating market outlook, the global economic recession and weakened liquidity. Although demand for oil and oil prices has recovered from the lows of March through May of the prior year, uncertainty regarding future oil prices has impacted and continues to impact the Company’s financial condition and outlook. While the Company’s contract drilling segment remained operational throughout fiscal 2020 and continues to work, the continuing potential impact of COVID-19 on the health of our contract drilling segment's crews and ability or desire for customers to continue such work is uncertain, and any discontinuation of contracts currently in backlog would result in a material adverse impact to the Company’s financial condition and outlook. Though availability of vaccines and reopening of state and local economies has improved the outlook for recovery from COVID-19's impacts, the impact of the Delta variant or other new, more contagious or lethal variants that may emerge, the effectiveness of COVID-19 vaccines against the Delta variant or such other variants and the related responses by governments, including reinstated government-imposed lockdowns or other measures, cannot be predicted at this time. Both the health and economic aspects of the COVID-19 pandemic remain highly fluid and the future course of each is uncertain. We cannot foresee whether the outbreak of COVID-19 will be effectively contained on a sustained basis, nor can we predict the severity and duration of its impact. If the outbreak of COVID-19 is not effectively and timely controlled on a sustained basis going forward, our business operations and financial condition may be materially and adversely affected by factors that we cannot foresee. Any of these factors and other factors beyond our control could have an adverse effect on the overall business environment, cause uncertainties in the regions where we conduct business, cause our business to suffer in ways that we cannot predict and materially and adversely impact our business, financial condition and results of operations.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

    Our ability to sustain our business in the future will depend on the sufficiency of our cash on hand, oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, contract drilling operating cash flows, which are subject to large changes in demand, and future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash and cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses. In addition, as discussed in the "Asset Retirement Obligation" section of "Liquidity and Capital Resources," a significant amount of funds will be required to be put on deposit with Canadian regulatory authorities to fund abandonments at the Company's oil and natural gas properties in the Manyberries area. Other sources and potential sources of funding are discussed below.

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

On March 16, 2021, the Company initiated an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell, from time to time, shares of its common stock under price and volume guidelines set by the Company's Board of Directors and the terms and conditions described in the Registration Statement. The sale of shares under the ATM began in May 2021 and as of June 30, 2021, the Company sold 586,546 shares of common stock resulting in net proceeds of $1,860,000 after commissions and fees of $59,000. From July 1, 2021 to the date of this Quarterly Report, an additional 581,441 shares of common stock were sold resulting in net proceeds of $1,924,000 after commissions and fees of $64,000.

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. Subsequent to June 30, 2021, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. $524,000 of the sales proceeds was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Negotiations regarding the potential sales of other non-core oil and natural gas properties is ongoing, however there is no assurance that the sale of any of the other non-core properties will occur.

We have experienced a trend of losses and negative operating cash flows in three of the last four years. During fiscal 2020 and 2021, continuing uncertainties regarding the impacts of the COVID-19 pandemic on our business and the sufficiency of our cash balances and future cash inflows as described above raised substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern for one year from the date of the filing of this report. However, due to the $3,784,000 of funds raised by the ATM through the date of this Quarterly Report, as well as the $3,965,000 of net cash inflows in the quarter ended June 30, 2021 from land segment percentage of sales proceeds and distributions from the Kukio Resort Land Development Partnerships, such substantial doubt has been overcome.

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

In August 2018, the FASB issued ASU No. 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans - General: Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans,” which provides changes to certain pension and post-retirement plan disclosures. This ASU is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted. The adoption of this update is not expected to have a material impact on Barnwell's consolidated financial statements.

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

Overview

Barnwell is engaged in the following lines of business: 1) acquiring, developing, producing and selling oil and natural gas in Canada and Oklahoma (oil and natural gas segment), 2) investing in land interests in Hawaii (land investment segment), and 3) drilling wells and installing and repairing water pumping systems in Hawaii (contract drilling segment).

Oil and Natural Gas Segment

Barnwell is involved in the acquisition and development of oil and natural gas properties in Canada where we initiate and participate in acquisition and developmental operations for oil and natural gas on properties in which we have an interest, and evaluate proposals by third parties with regard to participation in such exploratory and developmental operations elsewhere. Additionally, through its wholly-owned subsidiary BOK, Barnwell is indirectly involved in several oil and natural gas investments in Oklahoma.

Land Investment Segment

Through Barnwell’s 77.6% interest in Kaupulehu Developments, 75% interest in KD Kona, and 34.45% non-controlling interest in KKM Makai, the Company’s land investment interests include the following:

•The right to receive percentage of sales payments from KD I resulting from the sale of single-family residential lots by KD I, within Increment I of the approximately 870 acres of the Kaupulehu Lot 4A area located in the North Kona District of the island of Hawaii. Kaupulehu Developments is entitled to receive payments from KD I based on the following percentages of the gross receipts from KD I’s sales at Increment I: 10% of such aggregate gross proceeds greater than $100,000,000 up to $300,000,000; and 14% of such aggregate gross proceeds in excess of $300,000,000. Increment I is an area zoned for approximately 80 single-family lots, of which nine remained to be sold at June 30, 2021, and a beach club on the portion of the property bordering the Pacific Ocean, and is partially developed.

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

•An indirect 19.6% non-controlling ownership interest in KD Kukio Resorts, LLLP, KD Maniniowali, LLLP and KD I and an indirect 10.8% non-controlling ownership interest in KD II through KDK. These entities own certain real estate and development rights interests in the Kukio, Maniniowali and Kaupulehu portions of Kukio Resort, a private residential community on the Kona coast of the island of Hawaii, as well as Kukio Resort’s real estate sales office operations. KDK was the developer of Kaupulehu Lot 4A Increments I and II. The partnerships derive income from the sale of residential parcels as well as from commissions on real estate sales by the real estate sales office and revenues resulting from the sale of private club memberships.

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

Results of Operations

Summary

The net earnings attributable to Barnwell for the three months ended June 30, 2021 totaled $4,978,000, an $8,434,000 improvement in operating results from a net loss of $3,456,000 for the three months ended June 30, 2020. The following factors affected the results of operations for the three months ended June 30, 2021 as compared to the prior year period:

•A $4,227,000 improvement in oil and natural gas segment operating results, before income taxes, due primarily to a ceiling test impairment of $2,689,000 in the prior year period, whereas there was no such ceiling test impairment in the current year period. Also contributing to the increase was a significant increase in oil and natural gas prices in the current period as compared to the same period in the prior year;

•A $3,459,000 increase in equity in income from affiliates as a result of increased operating results of the Kukio Resort Development Partnerships;

•A $1,253,000 increase in land investment segment operating results, before non-controlling interests’ share of such profits, due to the sale of six lots in the current period, whereas there were no lot sales in the same period in the prior year;

•A $2,341,000 gain recognized in the current year period from the termination of the Company's Post-retirement Medical plan;

•A $1,190,000 decrease in contract drilling operating results, before income taxes, primarily resulting from decreased activity attributable to a significant well drilling contract as this contract was essentially completed as of December 31, 2020; and

•A $979,000 increase in general and administrative expenses primarily due to increases in compensation costs and accrued bonuses, share-based compensation expense, and professional fees in the current year period as compared to the same period in the prior year.

The net earnings attributable to Barnwell for the nine months ended June 30, 2021 totaled $4,706,000, a $10,090,000 improvement in operating results from a net loss of $5,384,000 for the nine months ended June 30, 2020. The following factors affected the results of operations for the nine months ended June 30, 2021 as compared to the prior year period:
•A $5,775,000 improvement in oil and natural gas segment operating results, before income taxes, primarily attributable to a decrease in the ceiling test impairment which was $4,326,000 in the prior year period, compared to a ceiling test impairment of $630,000 in the current year period. Also contributing to the increase was a significant increase in oil and natural gas prices in the current period as compared to the same period in the prior year;

•A $5,205,000 increase in equity in income from affiliates as a result of increased operating results of the Kukio Resort Development Partnerships;

•A $1,738,000 increase in land investment segment operating results, before non-controlling interests’ share of such profits, due to the sale of eight lots in the current period, whereas there were no lot sales in the same period in the prior year;

•A $2,341,000 gain recognized in the current year period from the termination of the Company's Post-retirement Medical plan;

•An $2,063,000 decrease in contract drilling segment operating results, before income taxes, primarily resulting from decreased activity attributable to a significant well drilling contract as this contract was essentially completed as of December 31, 2020;

•A $565,000 increase in general and administrative expenses primarily due to increases in accrued bonuses, share-based compensation expense, and costs related to the cooperation and support agreement with the MRMP Stockholders in the current year period as compared to the same period in the prior year, partially offset by a reduction in professional fees in the current year period as compared to the same period in the prior year; and

•A $1,336,000 gain recognized in the prior year period from the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii, whereas there was no such gain in the current period.

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

The average exchange rate of the Canadian dollar to the U.S. dollar increased 13% and 7% in the three and nine months ended June 30, 2021, respectively, as compared to the same periods in the prior year. The exchange rate of the Canadian dollar to the U.S. dollar increased 7% at June 30, 2021, as compared to September 30, 2020. Accordingly, the assets, liabilities, stockholders’ equity and revenues and expenses of Barnwell’s subsidiaries operating in Canada have been adjusted to reflect the change in the exchange rates. Barnwell’s Canadian dollar liabilities are greater than its Canadian dollar assets; therefore, increases or decreases in the value of the Canadian dollar to the U.S. dollar generate other comprehensive loss or income, respectively. Other comprehensive income and losses are not included in net earnings and net loss. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the three months ended June 30, 2021 was $74,000, a $51,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $125,000 for the same period in the prior year. Other comprehensive loss due to foreign currency translation adjustments, net of taxes, for the nine months ended June 30, 2021 was $393,000, a $357,000 change from other comprehensive loss due to foreign currency translation adjustments, net of taxes, of $36,000 for the same period in the prior year. There were no taxes on other comprehensive loss due to foreign currency translation adjustments in the three and nine months ended June 30, 2021 and 2020 due to a full valuation allowance on the related deferred tax asset.

Oil and Natural Gas

The following tables set forth Barnwell’s average prices per unit of production and net production volumes. Production amounts reported are net of royalties.

	Average Price Per Unit
	Three months ended		Increase
	June 30,		(Decrease)
	2021	2020	$	%
Natural Gas (Mcf)*	$2.70	$1.42	$1.28	90%
Oil (Bbls)**	$61.31	$17.24	$44.07	256%
Liquids (Bbls)**	$36.17	$4.67	$31.50	675%

	Average Price Per Unit
	Nine months ended		Increase
	June 30,		(Decrease)
	2021	2020	$	%
Natural Gas (Mcf)*	$2.47	$1.62	$0.85	52%
Oil (Bbls)**	$48.49	$33.62	$14.87	44%
Liquids (Bbls)**	$29.82	$16.64	$13.18	79%

	Net Production
	Three months ended		Increase
	June 30,		(Decrease)
	2021	2020	Units	%
Natural Gas (Mcf)*	185,000	125,000	60,000	48%
Oil (Bbls)**	35,000	34,000	1,000	3%
Liquids (Bbls)**	6,000	3,000	3,000	100%

	Net Production
	Nine months ended		Increase
	June 30,		(Decrease)
	2021	2020	Units	%
Natural Gas (Mcf)*	531,000	480,000	51,000	11%
Oil (Bbls)**	112,000	113,000	(1,000)	(1%)
Liquids (Bbls)**	17,000	14,000	3,000	21%
_______________________________________
*            Mcf = 1,000 cubic feet.  Natural gas price per unit is net of pipeline charges.
**          Bbl = stock tank barrel equivalent to 42 U.S. gallons

The oil and natural gas segment generated a $1,015,000 operating profit before general and administrative expenses in the three months ended June 30, 2021, an increase in operating results of $4,227,000 as compared to the $3,212,000 operating loss before general and administrative expenses generated during the same period of the prior year. The oil and natural gas segment generated a $1,289,000 operating profit before general and administrative expenses in the nine months ended June 30, 2021, an increase in operating results of $5,775,000 as compared to the $4,486,000 operating loss before general and administrative expenses generated during the same period of the prior year. There was no ceiling test impairment during the three months ended June 30, 2021 and there was a $630,000 ceiling test impairment included in the operating profit for the nine months ended June 30, 2021. The operating losses for the three months and nine months ended June 30, 2020 include a ceiling test impairment of $2,689,000 and $4,326,000, respectively.

Oil and natural gas revenues increased $2,057,000 (248%) and $2,445,000 (50%) for the three and nine months ended June 30, 2021, respectively, as compared to the same periods in the prior year, primarily due to significant increases in oil and natural gas prices as compared to the same periods in the prior as prior year's commodity prices were impacted by the COVID-19 pandemic.

Oil and natural gas operating expenses increased $736,000 (75%) for the three months ended June 30, 2021 as compared to the same period in the prior year primarily due to the temporary shut-in of wells with high operating costs in the prior year period because of the low commodity prices caused by the COVID pandemic. Additionally, the increase in operating expenses in the current period was due to the addition of new wells acquired in April 2021 in the Twining area, increases in workovers and electricity costs, and carbon taxes whereas there was no such costs in the prior year period. Oil and natural gas operating expenses increased $1,432,000 (41%) for the nine months ended June 30, 2021 as compared to the same period in the prior year, primarily due to equalization of operating costs related to processing facilities and workovers in the current year period and to a lesser degree due to carbon taxes, whereas there were no such costs in the prior year period, as well as due to the aforementioned lower operating costs in the prior year period due to low commodity prices.

Oil and natural gas segment depletion decreased $217,000 (58%) and $1,066,000 (68%) for the three and nine months ended June 30, 2021, respectively, as compared to the same periods in the prior year, primarily due to decreases in the depletion rates for the current year periods, as compared to the same periods in prior year, due primarily to impairment write-downs in the prior year.

    While oil prices have recovered from the significant lows of March through May of the prior year, the Company is unable to reasonably predict future oil prices and the impacts future oil prices will have on the Company.

Sale of Interest in Leasehold Land

Kaupulehu Developments is entitled to receive a percentage of the gross receipts from the sales of lots and/or residential units in Increment I by KD I.

The following table summarizes the revenues received from KD I and the amount of fees directly related to such revenues:

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Sale of interest in leasehold land:
Revenues - sale of interest in leasehold land	$1,253,000	$—	$1,738,000	$—
Fees - included in general and administrative expenses	(153,000)	—	(212,000)	—
Sale of interest in leasehold land, net of fees paid	$1,100,000	$—	$1,526,000	$—

During the three months ended June 30, 2021, Barnwell received $1,253,000 in percentage of sales payments from KD I from the sale of six single-family lots within Phase II of Increment I. During the nine months ended June 30, 2021, Barnwell received $1,738,000 in percentage of sales payments from KD I from the sale of eight single-family lots within Phase II of Increment I. No lots were sold during the three and nine months ended June 30, 2020.

    As of June 30, 2021, nine single-family lots of the 80 lots developed within Increment I remained to be sold. The Company does not have a controlling interest in Increments I and II, and there is no assurance with regards to the amounts of future sales from Increments I and II, or that the remaining acreage within Increment II will be developed.

Contract Drilling

Contract drilling revenues and contract drilling costs decreased $2,151,000 (71%) and $941,000 (48%), respectively, for the three months ended June 30, 2021, as compared to the same period in the prior year. The contract drilling segment generated a $213,000 operating loss before general and administrative expenses in the three months ended June 30, 2021, a decrease in operating results of $1,190,000 as compared to the $977,000 operating profit generated during the same period of the prior year.

Contract drilling revenues and contract drilling costs decreased $4,059,000 (49%) and $1,953,000 (35%), respectively, for the nine months ended June 30, 2021, as compared to the same period in the prior year. The contract drilling segment generated a $392,000 operating profit before general and administrative expenses in the nine months ended June 30, 2021, a decrease in operating results of $2,063,000 as compared to the $2,455,000 operating profit generated during the same period of the prior year.

The decreases in contract drilling revenues and contract drilling costs for the three and nine months ended June 30, 2021 as compared to the same periods in the prior year is primarily due to a significant well drilling contract in the prior year periods. The significant well drilling contract was for multiple wells and was based on a fixed rate per day or fixed rate per hour, depending upon the activity, as opposed to the Company's typical contracts that are based on a fixed price per lineal foot drilled. Up to three drilling rigs were being used at this job during the prior year period with crews working extended hours. However, activity related to this contract was essentially completed in the quarter ended December 31, 2020 and thus contract drilling revenues and costs have decreased in the current year periods as compared to the same periods of the prior year. Accordingly, contract drilling revenues and costs for the remaining quarter of fiscal 2021 are expected to be lower as compared to the same period in fiscal 2020.

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

In the year ended September 30, 2019, two of the water wells drilled by the contract drilling segment for one customer were determined to not meet the contract specifications for plumbness. Subsequently, in the quarter ended March 31, 2020, the Company executed a separate five-year warranty agreement with the customer for one of the wells that did not meet plumbness. Under the terms of the agreement, if the lack of plumbness is determined to be the cause of a pump failure within the warranty period, the Company would be obligated to replace the pump at no cost to the customer. If the Company is unable to replace the pump using industry-standard methods, or if there are two or more pump failures attributable to lack of plumbness within the five-year warranty period, the Company would be obligated to drill a new well at no cost to the customer. Negotiations with the customer are currently ongoing for the other well that the customer claims did not meet plumbness despite the fact that the independent consulting engineer for the job concluded that the most recent plumbness test, completed after the well was cased with casing cemented into place as per the contract, showed that the well meets the plumbness specifications of the contract. Management believes the degrees of deviation for both wells are not impactful to the performance of the submersible pumps that will be installed in those wells. Accordingly, no accruals have been recorded as of June 30, 2021 as there is no probable or estimable contingent liability.

In July 2020, the Staff of the State of Hawaii’s Commission on Water Resource Management (“Commission”) circulated a draft of a proposed recommendation to the Commission under which the Company, the water utility, the water utility's independent hydrologist firm and the owner of the land on which the two aforementioned water wells were drilled would be assessed penalty fines because each of the wells were calculated to have been drilled beyond the depth permitted by the permit. The wells were drilled to a depth to penetrate certain layers of impermeable rock necessary to access the aquifer at the instructions and on the advice of the hydrologist hired by the owner of the well. The Company’s share of the proposed penalties and fines was originally calculated to approximately $1,200,000. Subsequently, the Staff of the Commission acknowledged that one well had not been drilled to a depth beyond its permitted depth and the fines on that well were eliminated. Additionally, the fines applicable to the depth of the second well were dropped in lieu of the parties entering into an agreement to perform a water quality study and repurpose a current well into a monitoring well. Accordingly, the Company recorded a contingent liability of approximately $300,000 at September 30, 2020 and no subsequent accruals have been recorded as of June 30, 2021.

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

General and Administrative Expenses

General and administrative expenses increased $979,000 (78%) for the three months ended June 30, 2021 as compared to the same period in the prior year. The increase was primarily due to increases in compensation costs and accrued bonuses, share-based compensation expense, and professional fees related to land investment segment proceeds and legal services in the current year period as compared to the same period in the prior year. General and administrative expenses increased $565,000 (12%) for the nine months ended June 30, 2021 as compared to the same period in the prior year. The increase was primarily due to increases in accrued bonuses, share-based compensation expense, professional fees related to land investment segment proceeds, and costs related to the cooperation and support agreement with the MRMP Stockholders as discussed below, in the current year period as compared to the same period in the prior year. The increase was partially offset by a reduction in professional fees related to audit services, legal services, proxy solicitation, proxy advisory, and public relation costs in the current year period as compared to the same period in the prior year.

In January 2021, the Company entered into a cooperation and support agreement with MRMP-Managers LLC, Ned L. Sherwood Revocable Trust, Ned L. Sherwood and Bradley M. Tirpak (collectively, the “MRMP Stockholders”), with respect to the potential proxy contest pertaining to the election of directors to our Board of Directors. Pursuant to the terms of the agreement, among other things, the Company and the MRMP Stockholders agreed on certain nominations and voting with respect to the directors nominated to stand for reelection to the Board of Directors at the 2021 annual meeting of stockholders, which was held on April 20, 2021. The Company agreed to reimburse the MRMP Stockholders for their reasonable, documented out-of-pocket fees and expenses (including legal expenses) of up to a maximum of $300,000 in connection with the MRMP Stockholders’ election contest at the

Company’s 2020 annual meeting of stockholders and the negotiation of this agreement. Accordingly, the Company incurred approximately $296,000 in expenses related to this agreement in the nine months ended June 30, 2021.

Depletion, Depreciation, and Amortization

Depletion, depreciation, and amortization decreased $243,000 (51%) and $1,132,000 (61%) for the three and nine months ended June 30, 2021, respectively, as compared to the same periods in the prior year, primarily due to a decrease in the oil and natural gas depletion rates as a result of ceiling test impairment write-downs in the prior year as discussed in the “Oil and natural gas” section above.

Impairment of Assets

    Under the full cost method of accounting, the Company performs quarterly oil and natural gas ceiling test calculations. There was no ceiling test impairment during the three months ended June 30, 2021 and there was a $630,000 ceiling test impairment during the nine months ended June 30, 2021. There was a ceiling test impairment of $2,689,000 and $4,326,000 during the three and nine months ended June 30, 2020, respectively.

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

Gain on Termination of Post-retirement Medical Plan

    In June 2021, the Company terminated its Post-retirement Medical plan, which covered officers of the Company who had attained at least 20 years of service of which at least 10 years were at the position of Vice President or higher, their spouses and qualifying dependents, effective June 4, 2021. The Post-retirement Medical plan was an unfunded plan and the Company funded benefits when payments were made. As result of the plan termination, the Company recognized a non-cash gain of $2,341,000 during the three and nine months ended June 30, 2021.

Gain on Sale of Asset

    In March 2020, the Company sold its leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii to an unrelated third party for a $1,100,000 cash payment. As a result of the sale transaction, the Company recognized a gain of $1,336,000, inclusive of a $236,000 gain from the reversal of the storage yard's lease liability in excess of the right-of-use asset, in the nine months ended June 30, 2020.

Equity in Income (Loss) of Affiliates

Barnwell’s investment in the Kukio Resort Land Development Partnerships is accounted for using the equity method of accounting. Barnwell was allocated partnership income of $3,348,000 and $5,026,000 during the three and nine months ended June 30, 2021, respectively, as compared to allocated losses of $111,000 and $179,000 during the three and nine months ended June 30, 2020, respectively. The increase in the allocated partnership income is primarily due to the Kukio Resort Land Development

Partnerships' sale of eight lots during the current year, of which six lots were sold in the quarter ended June 30, 2021, whereas there was no lot sales in the prior year. In addition, there was a significant increase in real estate resale activity in the current year periods for which the Kukio Resort Land Development Partnerships' real estate sales office earns commissions revenue, as well as an increase in the Kukio Resort Land Development Partnerships' revenues related to an increase in club memberships sold. The increase is also attributed to distributions received from the Kukio Resort Land Development Partnerships in excess of our investment balance of $748,000 which was recorded as income during the three and nine months ended June 30, 2021 (see Note 4) and $459,000 in preferred return payments received from KKM in the nine months ended June 30, 2021, as discussed below.

Barnwell has the right to receive distributions from the Kukio Resort Land Development Partnerships via its non-controlling interests in KD Kona and KKM, based on its respective partnership sharing ratios of 75% and 34.45%, respectively. Additionally, Barnwell was entitled to a preferred return from KKM on any allocated equity in income of the Kukio Resort Land Development Partnerships in excess of its partnership sharing ratio for cumulative distributions to all of its partners in excess of $45,000,000 from those partnerships. Cumulative distributions from the Kukio Resort Land Development Partnerships have reached the $45,000,000 threshold and in the quarter ended December 31, 2020, the Kukio Resort Land Development Partnerships made distributions in excess of the threshold out of the proceeds from the sale of two lots in Increment I. Accordingly, Barnwell received a total of $459,000 in preferred return payments, which is reflected as an additional equity pickup in the "Equity in income (loss) of affiliates" line item on the accompanying Condensed Consolidated Statement of Operations for the nine months ended June 30, 2021. The preferred return payments received in the quarter ended December 31, 2020 brought the cumulative preferred return total to $656,000, which is the total amount Barnwell was entitled to, and thus there is no more preferred return outstanding as of June 30, 2021.

During the nine months ended June 30, 2021, Barnwell received net cash distributions in the amount of $5,328,000 from the Kukio Resort Land Development Partnerships after distributing $599,000 to non-controlling interests. Of the $5,328,000 of net cash distributions received from the Kukio Resort Land Development Partnerships, $459,000 represented a payment of the preferred return from KKM, as discussed above. There were no distributions from the Kukio Resort Land Development Partnerships for the nine months ended June 30, 2020.

Income Taxes

Barnwell’s effective consolidated income tax rate, after adjusting earnings before income taxes for non-controlling interests, was 4% and 6% for the three and nine months ended June 30, 2021, respectively, as compared to 1% for the three months ended June 30, 2020 and nil for the nine months ended June 30, 2020.
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

Net earnings attributable to non-controlling interests totaled $576,000 and $797,000 for the three and nine months ended June 30, 2021, respectively, as compared to net loss attributable to non-controlling interests of $11,000 and $20,000 for the same periods in the prior year. The changes of $587,000 (5,336%) and $817,000 (4,085%) for the three and nine months, respectively, are primarily due to an increase in the amount of Kukio Resort Land Development Partnerships' income in the current year periods as compared to the same periods in the prior year. Additionally, the increases are also due to percentage of sales proceeds received in the current year periods, whereas there were no percentage of sale proceeds received in the prior year periods.

Liquidity and Capital Resources

    Barnwell’s primary sources of liquidity are cash on hand, cash flow generated by operations, and land investment segment proceeds. At June 30, 2021, Barnwell had $8,335,000 in working capital.

Cash Flows

Cash flows provided by operations totaled $2,105,000 for the nine months ended June 30, 2021, as compared to $472,000 for the same period in the prior year. This $1,633,000 change in operating cash flows was primarily due to distributions of income from the Kukio Resort Land Development Partnerships in the current year period, as compared to none in the same period of the prior year, and higher operating results, before non-cash impairment expenses, for the oil and natural gas segment, which was partially offset by significantly lower operating results for the contract drilling segment in the current year period as compared to the prior year period. The change was also due to fluctuations in working capital in the current period as compared to the prior year period.

Cash flows provided by investing activities totaled $1,955,000 during the nine months ended June 30, 2021, as compared to cash flows used in investing activities of $1,116,000 during the same period of the prior year. This $3,071,000 increase in investing cash flows was primarily due to a decrease of $1,605,000 in cash paid for oil and natural gas capital expenditures, a $1,526,000 increase in percentage of sales proceeds received, net of fees, and an increase of $1,649,000 received in distributions from equity investees in excess of earnings in the current year period as compared to none in the prior year period. These changes were partially offset by a $348,000 increase in payments to acquire oil and natural gas properties in the current year period, a $548,000 decrease in proceeds from the sale oil and natural gas properties as compared to the prior year period, and a decrease of $1,100,000 in proceeds from the sale of the Company's leasehold interest in a three-quarter of an acre contract drilling segment maintenance and storage yard in Honolulu, Hawaii, from sales in the prior year as compared to no sales of similar assets in the current year.

Net cash provided by financing activities totaled $832,000 for the nine months ended June 30, 2021, as compared to $147,000 for the nine months ended June 30, 2020. The $685,000 change in financing cash flows was primarily attributed to $1,736,000 in proceeds from issuance of stock, net of costs, related to the Company's ATM offering in the current year period as compared to none in the prior year period, which was partially offset by $951,000 in distributions to non-controlling interests in the current year period as compared to none in the same period in the prior year.

Paycheck Protection Program Loan

On April 28, 2020, the Company, as obligor, entered into a promissory note evidencing an unsecured loan in the approximate amount of $147,000 under the Paycheck Protection Program (“PPP”) pursuant to the Coronavirus Aid, Relief, and Economic Security Act (“CARES”) Act that was signed into law in March 2020. The note was to mature two years after the date of the loan disbursement with interest at a fixed annual rate of 1.00%, and with the principal and interest payments deferred until ten months after the last day of the covered period. In April 2021, the Company was notified by the lender of our PPP loan that the entire PPP loan amount and related accrued interest was forgiven by the Small Business Administration. As a result of the loan forgiveness, the Company recognized a gain on debt extinguishment of $149,000 during the three and nine months ended June 30, 2021.
Canada Emergency Business Account Loan

In the quarter ended December 31, 2020, the Company’s Canadian subsidiary, Barnwell of Canada, received a loan of CAD$40,000 under the Canada Emergency Business Account (“CEBA”) loan program for small businesses. In the quarter ended March 31, 2021, the Company applied for an increase to our CEBA loan and received an additional CAD$20,000 for a total loan amount received of CAD$60,000 ($47,000) under the program. The CEBA loan is interest-free with no principal payments required until December 31, 2022, after which the remaining loan balance is converted to a three year term loan at 5% annual interest paid monthly. If the Company repays 66.6% of the principal amount prior to December 31, 2022, there will be loan forgiveness of 33.3% up to a maximum of CAD$20,000.

At The Market Offering

On March 16, 2021, the Company entered into a Sales Agreement with A.G.P., with respect to the ATM pursuant to which the Company may offer and sell, from time to time, shares of its common stock, par value $0.50 per share, having an aggregate sales price of up to $25 million (subject to certain limitations at any time our public float remains under $75 million), through or to A.G.P as the Company’s sales agent or as principal. Sales of our common stock under the ATM, if any, will be made by any methods deemed to be “at the market offerings” as defined in Rule 415(a)(4) under the Securities Act, including sales made directly on the NYSE American, on any other existing trading market for our Common Stock, or to or through a market maker. Shares of common stock sold under the ATM are offered pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-254365), filed with the Securities and Exchange Commission on March 16, 2021, and declared effective on March 26, 2021 (the "Registration Statement”), and the prospectus dated March 26, 2021, included in the Registration Statement.

The sale of shares under the ATM began in May 2021 and as of June 30, 2021, the Company sold 586,546 shares of common stock resulting in net proceeds of $1,860,000 after commissions and fees of $59,000. From July 1, 2021 to the date of this Quarterly Report, an additional 581,441 shares of common stock were sold resulting in net proceeds of $1,924,000 after commissions and fees of $64,000.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business for the twelve-month period following the date of issuance of these condensed consolidated financial statements.

    Our ability to sustain our business in the future will depend on the sufficiency of our cash on hand, oil and natural gas operating cash flows, which are highly sensitive to volatile oil and natural gas prices, contract drilling operating cash flows, which are subject to large changes in demand, and future land investment segment proceeds and distributions from the Kukio Resort Land Development Partnerships, the timing of which are both highly uncertain and not within Barnwell’s control. A sufficient level of such cash and cash inflows are necessary to fund discretionary oil and natural gas capital expenditures, which must be economically successful to provide sufficient returns, as well as fund our non-discretionary outflows such as oil and natural gas asset retirement obligations and ongoing operating and general and administrative expenses. In addition, as discussed in the "Asset Retirement Obligation" section of "Liquidity and Capital Resources," a significant amount of funds will be required to be put on deposit with Canadian regulatory authorities to fund abandonments at the Company's oil and natural gas properties in the Manyberries area. Other sources and potential sources of funding are discussed below.

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

On March 16, 2021, the Company initiated an at-the-market offering program (“ATM”) pursuant to which the Company may offer and sell, from time to time, shares of its common stock under price and volume guidelines set by the Company's Board of Directors and the terms and conditions described in the Registration Statement. The sale of shares under the ATM began in May 2021 and as of June 30, 2021, the Company sold 586,546 shares of common stock resulting in net proceeds of $1,860,000 after commissions and fees of $59,000. From July 1, 2021 to the date of this Quarterly Report, an additional 581,441 shares of common stock were sold resulting in net proceeds of $1,924,000 after commissions and fees of $64,000.

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. Subsequent to June 30, 2021, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. $524,000 of the sales proceeds was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Negotiations regarding the potential sales of other non-core oil and natural gas properties is ongoing, however there is no assurance that the sale of any of the other non-core properties will occur.

We have experienced a trend of losses and negative operating cash flows in three of the last four years. During fiscal 2020 and 2021, continuing uncertainties regarding the impacts of the COVID-19 pandemic on our business and the sufficiency of our cash balances and future cash inflows as described above raised substantial doubt about our ability to meet our estimated cash outflows or continue as a going concern for one year from the date of the filing of this report. However, due to the $3,784,000 of funds raised by the ATM through the date of this Quarterly Report, as well as the $3,965,000 of net cash inflows in the quarter ended June 30, 2021 from land segment percentage of sales proceeds and distributions from the Kukio Resort Land Development Partnerships, such substantial doubt has been overcome.

NYSE American Continued Listing Standard
On January 13, 2020, the Company received notice from the NYSE American that the Company was not in compliance with Section 1003(a)(i) and Section 1003(a)(ii) of the NYSE American Company Guide (the “Guide”), which respectively require an issuer to have (i) stockholders’ equity of $2.0 million or more if such issuer reported losses from continuing operations and/or net losses in two of its three most recent fiscal years and (ii) stockholders’ equity of $4.0 million or more if such issuer reported losses from continuing operations and/or net losses in three of its four most recent fiscal years, since we reported stockholders’ equity of $1.2 million as of September 30, 2019 and net losses in three of the last four most recent fiscal years then ended, and that the Company’s common stock could be at risk of being delisted.

In accordance with the NYSE American’s policies and procedures, we subsequently submitted a plan (the “Plan”) to the NYSE American detailing the steps we planned to take to raise our stockholders’ equity above $4.0 million and regain compliance with Section 1003(a)(i) and Section 1003(a)(ii) of the Guide. On April 2, 2020, the NYSE American notified the Company that it accepted the Plan and granted the Company an extension for its continued listing until July 13, 2021.

On July 13, 2021, the Company filed a Form 8-K report with the Securities and Exchange Commission announcing that the Company’s pro forma stockholders’ equity (unaudited) as of July 13, 2021 was projected to be above the $4.0 million required to comply with Section 1003(a)(i) and Section 1003(a)(ii) of the Guide. Accordingly, in a letter dated July 14, 2021, the NYSE American determined the Company had resolved the continued listing deficiency with respect to Section 1003(a)(i) and Section 1003(a)(ii) of the Guide and notified the Company that it had successfully regained compliance with the NYSE American continued listing standards.

Oil and Natural Gas Capital Expenditures

Barnwell’s oil and natural gas capital expenditures, including accrued capital expenditures and excluding acquisitions and additions and revisions to estimated asset retirement obligations, totaled $726,000 and $897,000 for the three and nine months ended June 30, 2021, respectively, as compared to $26,000 and $3,144,000 for the same periods in the prior year.

    The Company participated in the drilling of six gross (0.19 net) non-operated wells in Oklahoma during the three and nine months ended June 30, 2021, of which one gross well (0.04 net well) was completed and five gross wells (0.15 net wells) were in progress as of June 30, 2021. Capital expenditures incurred by the Company for these Oklahoma wells totaled $588,000 for the three and nine months ended June 30, 2021. The completed well began flowback production in late May 2021 and the Company’s share of net production, after royalties, from this well was 463 barrels of oil, 1,240 MCF of natural gas and 172 barrels of natural gas liquids through June 30, 2021.

The Company did not drill or participate in the drilling of wells in Canada during the three and nine months ended June 30, 2021. Drilling opportunities in the Company's core Twining area are being investigated for potential investment in the forthcoming months.

Oil and Natural Gas Property Acquisitions and Dispositions

    Dispositions

On April 8, 2021, Barnwell entered into a purchase and sale agreement with an independent third party and sold its interests in properties located in the Hillsdown area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $132,000 in order to, among other things, reflect an economic effective date of October 1, 2020. $72,000 of the sales proceeds was withheld by the buyers for potential amounts due for Barnwell’s Canadian income taxes related to the sale. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment. The proceeds were credited to the full cost pool, with no gain or loss recognized, as the sale did not result in a significant alteration of the relationship between capitalized costs and proved reserves.

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

In April 2021, the Company re-initiated the marketing of its non-core oil and natural gas properties in the Spirit River, Wood River, Medicine River, Kaybob, Bonanza, Balsam and Thornbury areas for sale. Subsequent to June 30, 2021, Barnwell entered into and completed a purchase and sale agreement with an independent third party and sold its interests in certain natural gas and oil properties located in the Spirit River area of Alberta, Canada. The sales price per the agreement was adjusted for customary purchase price adjustments to $1,047,000 in order to, among other things, reflect an economic effective closing date of sale of July 8, 2021. $524,000 of the sales proceeds was withheld for remittance by the buyers to the Canada Revenue Agency for potential amounts due for Barnwell’s Canadian income taxes related to the sale. Barnwell expects to report a gain on this transaction which will be recognized in its quarter ending September 30, 2021.

Negotiations regarding the potential sales of other non-core oil and natural gas properties is ongoing, however there is no assurance that the sale of any of the other non-core properties will occur.

Acquisitions

On April 8, 2021, Barnwell acquired additional working interests in oil and natural gas properties located in the Twining area of Alberta, Canada for cash consideration of $348,000. The purchase price per the agreement was adjusted for customary purchase price adjustments to reflect the economic activity from the effective date to the closing date. The final determination of the customary adjustments to the purchase price has not yet been made, however it is not expected to result in a material adjustment.

There were no significant amounts paid for oil and natural gas property acquisitions during the nine months ended June 30, 2020.

Asset Retirement Obligation

    In September 2019, the Alberta Energy Regulator (“AER”) issued an abandonment/closure order for all wells and facilities in the Manyberries area which had been largely operated by LGX Oil & Gas Ltd. (“LGX”), an operating company that went into receivership in 2016. The estimated asset retirement obligation for the Company's wells and facilities in the Manyberries area is included in “Asset retirement obligation” (“ARO”) in the Condensed Consolidated Balance Sheets. Many 100% LGX owned wells are to be reclaimed by the Orphan Well Association (“OWA”). However, as next largest interest holder in 82 of the wells and 7 facilities formerly operated by LGX, averaging 11%, the Company is required to take care and custody of those properties and to coordinate their closure. This area has unique access issues as a result of an Emergency Protection Order to protect the Sage Grouse under the Canadian Government’s Species at Risk Act. Access is limited to a window of mid-September to the end of November each year.

Recently, the OWA has created a Working Interest Partners (“WIP”) program for specific areas where there are a significant number of orphaned wells to abandon. The OWA has the ability and expertise to abandon wells using its internal resources and network of service providers resulting in efficiencies that companies such as Barnwell, would not be able to obtain on its own. Under the WIP program, the Company would be required to provide payment for only Barnwell’s working interest share, however, all WIP’s would have to participate in the program for the OWA to begin its work. In March 2021, the Company was notified by the OWA that Barnwell’s Manyberries wells were confirmed to be in the WIP program and in June 2021, the Company executed an agreement committing to its participation.

Under the agreement with the OWA, the Company is required to pay the abandonment and reclamation costs in advance through a cash deposit. The total cash deposit amount was calculated to be approximately $1,568,000 and the Company will need to pay $913,000 of the total deposit by August 2021 and will need to pay the remaining balance of $655,000 by August 2022. The Company revised its Manyberries ARO liability based on the OWA’s revised abandonment and reclamation estimates, which resulted in an increase of approximately $213,000 in the current year period. The increase in the ARO liability was a result of higher reclamation and remediation costs than anticipated, partially offset by lower abandonment estimates. Based on a review of the details of the cash deposit calculation provided by the OWA, which includes amounts added for possible contingencies, the Company believes the required cash deposit amount by the OWA is higher than the actual costs of the asset retirement obligation for the Manyberries wells and that any excess of the deposit over actual asset retirement costs for the first phase of the work would be credited toward the second phase of the work. Any remaining excess deposit would ultimately be refunded to the Company upon completion of all of the work. It is anticipated that the OWA’s abandonment program for the Manyberries area wells will commence and be completed in the fall of 2021 with the reclamation to begin the following fall of 2022.

ITEM 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to Barnwell, including its consolidated subsidiaries, is made known to the officers who certify Barnwell’s financial reports and to other members of executive management and the Board of Directors.

As of June 30, 2021, an evaluation was carried out by Barnwell’s Chief Executive Officer and Chief Financial Officer of the effectiveness of Barnwell’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that Barnwell’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2021 to ensure that information required to be disclosed by Barnwell in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Act of 1934 and the rules thereunder.

Changes in Internal Control Over Financial Reporting

There was no change in Barnwell’s internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or is reasonably likely to materially affect, Barnwell’s internal control over financial reporting.

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

BARNWELL INDUSTRIES, INC.
(Registrant)

Date:	August 13, 2021	/s/ Russell M. Gifford
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